Form 10KSB
period 1996-02-29
HEARTLAND GROUP OF COMPANIES INC
filed 1996-04-25
CIK 909108

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                FORM 10-KSB


     [X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
     For the fiscal year ended    February 29, 1996


     [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
     For the transition period from              to

     Commission file number          33-65292C
                   Heartland Group of Companies, Inc.
            (Name of small business issuer in its charter)

         Florida                            65-0190407
     (State or other jurisdiction of    (I.R.S. Employer
      incorporation or organization)     Identification No.)

         6230 Busch Boulevard, Columbus, Ohio  43229
     (Address of principal executive offices)  (Zip Code)
     Issuer's telephone number    (614) 848-5100

     Securities registered under Section 12(b) of the Exchange Act:

     Title of each class      Name of each exchange on
                              which     registered





     Securities registered under Section 12(g) of the Exchange Act:


                         (Title of class)


                         (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
     No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

     State issuer's revenues for its most recent fiscal year
      $2,589,021

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

     As of March 31, 1996: 6,728,548 Class A shares
          @ Bid of     $2.75  = $18,503,507
          @ Asked of   $2.875 = $19,344,576

     State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 1996:
          Class A Shares: 7,811,677
          Class C Shares:   600,000

                                  PART I

ITEM 1:   Description of Business

General

Heartland Group of Companies, Inc. (the "Company") is a
Florida corporation incorporated in April, 1990. The Company was organized for the purpose of investing in financial services companies (such as stock brokerage companies) and to acquire minority interests in independent community banks. Initially, the Company focused its efforts primarily on Ohio bank stocks.
Pursuant to a merger effective as of May 31, 1991, the Company acquired all of the issued and outstanding stock of the First Scioto Company. First Scioto Company is an Ohio corporation established in 1977 to act as a broker/dealer trading in Ohio bank stocks. First Scioto Company's activity in many cases has helped to establish a market by educating investors and brokers interested in buying recommended bank stocks. Effective January 8, 1996 the name of First Scioto Company was changed to Buckeye Bancstocks, Inc.

Pursuant to a merger effective February 11, 1993, the Company acquired all of the issued and outstanding stock of Heartland Advisory Group, Inc., an Ohio corporation ("HAG"). Like the Company, HAG was organized primarily for the purpose of investing in financial services companies, to acquire minority interests in community banks, as well as to act as a Registered Investment Advisor offering managed accounts to qualified investors. Unlike the Company, HAG initially concentrated its efforts in the States of California, Indiana, Illinois, Michigan, Minnesota, Missouri, Wisconsin and other Midwestern states. In November, 1992, HAG acquired Banc Stock Financial Services, Inc. (BSFS), an Ohio corporation, which is an NASD broker/dealer specializing in the trading of bank stocks nationwide. BSFS is registered with the SEC and the Securities Commissions in California, Florida, Georgia, Illinois, Indiana, Kentucky, Maryland, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Virginia, West Virginia and the District of Columbia. BSFS trades securities on a fully-disclosed basis (i.e., BSFS does not hold customer securities or funds but, rather, "clears" each transaction through a clearing broker). BSFS clears its transactions through Mesirow Financial, Inc., Chicago, Illinois.

While the Company, HAG, BSFS, and Buckeye Bancstocks all had separate ownership at one time, they shared a common management team. Through the consolidation of these businesses, the Company has increased its ability to make markets and trade in bank stocks and increased its marketable inventory. The Company now operates primarily as a holding company with broker/dealer operations conducted by BSFS and Buckeye Bancstocks and investment advisory services provided by HAG. References to the Company also include references to BSFS, Buckeye Bancstocks and HAG.

Market Making and Brokerage Activities

The primary business of the Company is the marketing and trading of bank stocks through its brokerage subsidiaries. For the foreseeable future, the Company intends to utilize the experience of its management to acquire and market a diversified portfolio of small and medium cap bank stocks. While the Company intends to acquire and market a diversified portfolio of small and medium cap bank stocks, at any given time the Company may have a significant amount of its investments and related income generated from a few specific bank stocks. As of February 29, 1996, the Company had an investment in North Valley Bancorp, Redding, California, amounting to 14% of its marketable equitable securities. No other bank stock amounted to more than 10% of the marketable equitable securities of the Company at that time.

Historically, through its brokerage subsidiaries, the Company has recommended that its customers purchase those bank stocks which the Company believes to be most likely to show an increase in value over both the short and the long term. Market making and trading in Ohio bank stocks has been done primarily through Buckeye Bancstocks and market making and trading in non-Ohio bank stocks has been done primarily through BSFS.

Management of the Company believes that the bank stocks which have historically shown the largest long term market value increases have certain characteristics in common. These include:
(a) county seat banks with more than $50,000,000 but less than $5,000,000,000 in assets; (b) banks with strong capital (capital/assets ratios of 8% or more); (c) banks with high earnings (return on equity of 12% or more); and (d) banks with low loan losses (less than .5% of loans declared uncollectible and lost each year). Through its brokerage subsidiaries and its research capabilities and experience, the Company endeavors to identify banks meeting this profile. Although these stocks are listed on a variety of over-the-counter markets, including the National Quotation Bureau "Pink Sheets", NASD Bulletin Board, NASDAQ Small-Cap Issues, NASDAQ National Market System, AMEX and NYSE, there can be no assurances that the stock of such banks will be available for sale or show price increases if they are acquired.

The rate of mergers of banks have accelerated during the last ten years, partially as a result of statewide branching and nationwide branching law changes in the Midwest since 1983. For example, the number of commercial banks in Ohio has been reduced from over 500 in the 1960's to approximately 200 at present. Ohio first authorized statewide branching in 1983 and nationwide branching on a reciprocal basis in 1988. Many mergers have occurred since that time, to some degree as a result of such banking law changes. Bank stock prices in the open market have also increased significantly.

In Illinois, until recently, commercial banks were not permitted to have branches or to form bank holding companies. As a result, there are currently approximately 627 banks in Illinois. Recently adopted banking law changes may result in mergers of Illinois banks at an accelerated pace. Many mergers are accomplished at prices which represent a premium over the trading price of the stock. Most other Midwestern states are in similar circumstances. As a result, many investment professionals have begun to notice and purchase these bank stocks, resulting in substantial increases in the trading volume for these securities.

In June 1993, the Company began to switch the emphasis of its brokerage activities from sales driven activities through Buckeye Bancstocks to retail sales and money management activities through BSFS. While BSFS has had this capability for some time, the Company began to actively market the establishment of discretionary client accounts with BSFS, which enables the Company to more quickly move client funds in response to changes in the market for bank stocks. The Company believes that by administering discretionary accounts, it will be able to better serve its clientele by more rapidly responding to market fluctuations while at the same time continuing to generate significant fee income for the Company from both discretionary and non-discretionary accounts.

There can be no assurance that the Company will be successful in predicting increases or in evaluating and recommending bank stocks.

Market Research

The Company s brokerage subsidiaries compile extensive research on small and medium cap banks. The Company evaluates profit potential of these banks stocks over one, three, five, and ten year horizons. The Company develops a Bank Presentation or Profile which highlights: financial performance, peer group comparison, and geographic and demographic market factors. The criteria utilized to evaluate these stocks include, but are not limited to:

     1. Return on Equity: Net income (loss) before extraordinary items and other adjustments divided by average total equity. This return should be fairly constant at 12% - 20% per year. The company seeks opportunities where ROE is above 12%.

     2.   Return on Assets:   This is calculated by using income
          (loss) before extraordinary items and other adjustments divided by average total assets. The Company seeks opportunities where ROA is above 1.2%.

     3.   Price to Earnings Ratio:   P/E is calculated by taking
          the current price of the stock and dividing it by the earnings per share. The company seeks opportunities where the P/E is below 11.5.

     4.   Stock Price:   The Company seeks to purchase stocks that
          are priced under comparably priced stocks based upon past earnings records.

     5.   Risk:   Limiting, not eliminating risk is an important
          consideration. The Company seeks the shares of banks that experience low loan losses, has strict loan guidelines, and make an effort to know their clients.

     6.   Ownership:   The Company seeks well run bank franchises
          where there is significant insider ownership. The Company believes that ten to forty percent ownership in the hands of management, the Board, and local shareholders, encourages market share growth, responsibility to the bottom line, and a customer oriented culture.

     7.   Dividends:   Generally, the Company does not seek high
          dividend returns with its investments. However, it occasionally invests in preferred issues that achieve a higher than average return compared to national or regional returns.

     8.   Market Area:   The Company seeks stable and growing
          market areas across the United States. Community oriented banks are found in areas of population from as small as 25,000 MSA (metropolitan statistical area) to 3-5 million MSA in some urban/suburban areas.

     9.   Markets:   The Company s portfolio is generally made up
          of stocks that trade on the National Quotation Bureau "Pink Sheets", NASD Bulletin Board, NASDAQ Small-Cap Issues, NASDAQ National Market System, and occasionally the AMEX and NYSE.

Competition

National and large regional brokers tend not to emphasize the markets in which the Company specializes because of the relatively small size of the banks and the towns in which they are headquartered and because the stock of those institutions is usually thinly covered by researchers and inactively traded. Consequently, the major competition in the area of bank stock marketing has been the brokerage companies which have offices in the small towns in the Midwest. These are primarily regional and local brokers. The major regional brokers encountered by the Company in Ohio are McDonald & Company, Sweeney Cartwright, Community Banc Investments, and The Ohio Company.

     The Company experiences competition for its brokerage subsidiaries from similar, small regional brokers in its market states. These include: Elmer E. Powell, Hoefer & Arnett, Sutro & Co., Howe Barnes, Ferris Baker, Stifel Nicolas, Ryan Beck, and Hill Thompson. The Company s extensive experience in Ohio, the large number of prospects banks in other states, and its unique method of retail marketing causes the Company's management to believe that the Company will continue to be successful in identifying and acquiring stock portfolios which match its targets.

Historically, the Company s brokerage subsidiaries have been consulted by banks primarily as stock marketing problem solvers and are now being invited into markets as market makers. Although the Company probably has more competition to buy and sell stock now than at any time in its history, management believes that, because of the experience of the brokerage subsidiaries in this specialized market, the Company will continue to experience success in its areas of operations.

Accounts

Through its brokerage subsidiaries, the Company establishes both trading accounts and buy-hold accounts. In the trading accounts, the Company buys positions in four to ten banks at any given time with an intent to resell such shares. Any stock bought for the trading account will typically be resold within nine to twenty-four months after its acquisition, whether at wholesale (to other brokers) or at retail to the Company's clients. The Company also establishes buy-hold accounts in which it acquires positions in bank stocks that are held while the Company assists the bank in developing a market for such stocks. Market development usually takes from nine to twenty-four months or more. After the development of a market, stocks held in the buy-hold account are sold either at retail or at wholesale or held for long term investment. The Company acquires securities from a variety of sources including other brokers, individuals and estates. The Company maintains margin account balances due to broker/dealers bearing interest at variable rates which, at February 29, 1996, averaged 8.4%. These margin accounts are secured by the respective securities held by broker/dealers. The market value of the securities held as collateral was approximately $6,300,000 at February 29, 1996.

In June 1993, the Company, through BSFS, began establishing discretionary accounts with its customers through which the Company is empowered to direct the investment of funds. Previously, the Company would acquire a position in a bank stock and then call upon its customers to determine whether or not they had an interest in acquiring a personal position. Through its discretionary accounts, the Company is now able to directly invest customer funds in bank stocks. This enables the Company to respond to market changes more rapidly.

Regulation

The securities industry is subject to extensive regulation under both federal and state laws. The principal purpose of regulation of broker/dealers and investment advisors is the protection of retail investors in the securities markets rather than protection of creditors and stockholders of broker/dealers and investment advisors. The SEC is the federal agency charged with the administration of federal securities laws. The Ohio Division of Securities is a corresponding state regulatory agency. Much of the regulation of broker/dealers who do business on an interstate basis has been delegated by the SEC to self-regulatory organizations, principally the NASD and the national securities exchanges. These self-regulatory organizations adopt rules (which are subject to approval by the SEC) which govern the industry and conduct periodic examinations of member broker/dealers. The SEC retains primary authority for regulation of investment advisors. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered and, in Ohio, the Division of Securities regulates the activities of broker/dealers which only do business within that State.

The regulations to which broker/dealers are subject cover all aspects of the securities business, including sales methods, trading practices among broker/dealers, capital structure of securities firms, record keeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by regulatory organizations or changes in the interpretation or enforcement of existing laws and rules often affect directly the method of operation and profitability of broker/dealers. In addition, securities regulators may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker/dealer, its officers or employees.

     The Company's subsidiaries, BSFS, Buckeye Bancstocks and HAG, each operate in highly regulated industries and are subject to examination and licensing requirements by federal and state authorities and subject to a variety of special rules and
regulations.    Buckeye Bancstocks' activities are subject to
examination and licensure by the Ohio Department of Commerce and, in particular, the Division of Securities. BSFS is subject to regulation by the SEC and the state securities regulatory agencies in the states in which it operates and is a member of NASD.
Buckeye Bancstocks is an Ohio broker/dealer operating solely within that State. HAG is a registered investment advisory and subject to regulation by the SEC pursuant to the Investment Advisors Act of 1940.

Due to a recent change in the Ohio Securities Laws, beginning October 11, 1994, all broker/dealers registered in Ohio, with total revenues of $150,000 or more during any twelve (12) month period and more than one hundred (100) retail securities customers, must also register as a broker/dealer with the SEC (i.e. New York Stock Exchange, American Stock Exchange, or NASD). Buckeye Bancstocks has historically been an Ohio broker/dealer operating solely within that state. As such, Buckeye Bancstocks has been exempt from registration with the SEC and subject to regulation by the Ohio Department of Commerce. While Buckeye's business, as historically conducted, will be affected, management believes that Buckeye Bancstocks can continue to operate under these restrictions. In June of 1993 management of the Company elected to switch the emphasis of its brokerage activities from the sales driven activities of Buckeye Bancstocks to money management activities through BSFS (which is an SEC registered broker/dealer and a member of the NASD). Additionally, Buckeye Bancstocks has applied for an exemption from the Ohio requirements for SEC registration. This application is pending. As a result of these various considerations, management believes that these changes will not have a material adverse effect on the Company's financial prospects as a whole.

     Companies that control banking subsidiaries must register as Bank Holding Companies, pursuant to the Bank Holding Company Act of 1956 (the "Bank Holding Company Act"). A company is considered to be in control of a bank if (a) the company directly or indirectly controls or has the power to vote 25% or more of any class of voting securities of a bank; (b) the company controls in any manner the election of a majority of directors or trustees of a bank; or
(c) the Federal Reserve Board determines, after notice and opportunity for hearing, that the company directly or indirectly exercises a controlling influence over the management or policy of a bank. Companies that hold less than 5% of the stock of a bank are deemed not to be in control of such bank. Neither the Company nor any of its subsidiaries controls the election of any directors or trustees to any of the banks in which they own an interest, nor do they own in excess of 5% of the voting securities in any bank in which they make a market. Should the Company or one of its subsidiaries acquire more than 5% of the voting securities of a bank, such entity could become subject to fines and penalties. The Company will endeavor to remain outside of the purview of the Bank Holding Company Act.

Employees

     The Company currently has 8 full-time employees, 7 of which are salaried employees and none of which are members of a union.
The Company generally believes that its relationship with employees is good.

ITEM 2:        Description of Property

     The Company leases a total of approximately 4,750 square feet of office space in an office complex from an unaffiliated third party for an aggregate current monthly rental of approximately
$4,700.

     HAG owns five acres of land in the Naples, Florida area, available for use as a sales office.


ITEM 3:        Legal Proceedings

     The Company is not engaged in any material litigation.

ITEM 4:        Submission of Matters to a Vote of Security Holders

     There were no matters submitted during the fourth quarter of the fiscal year to a vote of security holders.

                                  PART II

ITEM 5:        Market for Common Equity and Related Stockholder
               Matters

     The Company's Class A Common Stock is traded in the over-the-counter market under the symbol HGRC and is not listed on an exchange. These securities were first publicly traded during the fourth fiscal quarter ended February 28, 1995. On March 31, 1996 a bid price of $2.75 and asked price of $2.875 were quoted by two market makers. These quotations reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions. In addition, due to the relatively "thin" market in the Company's Class A Common Stock, quoted prices cannot be considered indicative of any viable market for such stock.

     Class C shares are restricted and therefore, are not traded.

     As of February 29, 1996, there were approximately 870 holders of record of Class A shares and five holders of Class C shares.
Dividends have not been declared on any class of equity securities.

ITEM 6:        Management's Discussion and Analysis of Financial
               Condition and Results of Operations


Fiscal Year Ended February 29, 1996, Compared to Fiscal Year Ended February 28, 1995

     Revenues for the year ended February 29, 1996 increased to $2,589,021 compared to $1,774,324 for the year ended February 28, 1995, an increase of 46%. This increase results primarily from the performance of the Company's portfolio of bank stocks. Revenue from principal transactions involving the trading portfolio were $1,557,927 for the year ended February 29, 1996 compared to $329,783 for the year ended February 28, 1995, an increase of 372%. This represents an annual rate of return on the average portfolio of 23% for the year ended February 29, 1996 compared to 5% for the year ended February 28, 1995.

     Banc Stock Financial Services, Inc. (BSFS), the Company's NASD broker-dealer subsidiary, generated commission revenue of $795,157 for the year ended February 29, 1996 compared to $503,314 for the year ended February 28, 1995, an increase of 58%. BSFS was acquired by Heartland Advisory Group, Inc. (HAG) in November 1992 and HAG merged with the Company in February 1993. BSFS has been increasing its level of business activity, especially portfolio management services, since it was acquired by HAG.

  Buckeye Bancstocks, the Company's intrastate broker-dealer subsidiary, generated agency fees of $760,044 for the year ended February 28, 1995. These funds were earned by Buckeye in its capacity as agent for investors desiring to acquire HGC stock or warrant holders desiring to sell their warrants. As an agent, Buckeye matched corresponding buyers or sellers. These fees were earned prior to October 11, 1994 when state regulations went into effect which limit the activity levels of Buckeye Bancstocks.
There were no comparable fees for the year ended February 29, 1996. Buckeye does not expect to generate significant agency fees in the foreseeable future.

In 1992 the Banc Stock Exchange of America, Inc. (BSA) was organized to study the feasibility of establishing a stock exchange specializing in bank stocks. BSA is separately owned but under common management with the Company. The Company currently holds 16% of the outstanding Class A shares of BSA. The Company values its investment in BSA at BSA's tangible net book value since BSA is currently in the start-up phase. The unrealized gain on this investment was $38,310 for the year ended February 29, 1996. The unrealized loss on this investment was $33,480 for the year ended February 28, 1995. BSA's tangible net book value increases from earnings from principal transactions involving its portfolio of bank stocks and decreases because of expenditures for its feasibility study, pre-operating costs and investment expenses.

Operating expenses for the year ended February 29, 1996 decreased to $1,950,969 compared to $2,009,879 for the year ended February 28, 1995, a decrease of 3%. Brokers' commission expenses decreased to $392,213 for the year ended February 29, 1996 compared to $460,326 for the year ended February 28, 1995, a decrease of 15%. Even though commission revenue increased 58% over the prior year, there were no agency fee revenues in fiscal 1996 resulting in the net decrease in Brokers' commission expense of 15%. Salaries, benefits, and payroll taxes decreased to $404,946 for the year ended February 29, 1996 compared to $438,977 for the year ended February 28, 1995, a decrease of 8%. This decrease reflects a management restructuring. Interest expense decreased to $86,336 for the year ended February 29, 1996 compared to $205,759 for the year ended February 28, 1995, a decrease of 58%. Interest expense decreased because of management's decision to reduce margin balances. General and administrative expenses increased to $1,067,474 for the year ended February 29, 1996 compared to $904,817 for the year ended February 28, 1995, an increase of 18%. This increase is primarily the result of the management restructuring, increased legal costs and tax assessments for Ohio property taxes and Florida intangibles taxes. These increases were partially offset by decreased clearing costs achieved by establishing a correspondent arrangement with a different clearing broker.

The increase in the weighted average shares, common and common stock equivalents to 8,404,711 for the year ended February 29, 1996 from 8,009,887 for the year ended February 28, 1995 is primarily the result of warrants exercised primarily in May 1994 being outstanding for the entire fiscal year.

Liquidity and Capital Resources

     Approximately 11% of the value of the Company's trading portfolio is comprised of small bank stocks which are thinly traded and there can be no assurance that active markets will develop.
The failure of such markets to develop could negatively affect the Company's operations and financial condition. Approximately 89% of the Company's trading portfolio is readily marketable, providing a high degree of liquidity. Investments in bank securities traded on national securities markets and securities not traded on national securities markets, but with readily ascertainable market values are valued at market value. Other bank securities for which market quotations are not readily available, due to infrequency of transactions, are valued at fair value as determined in good faith by management of the Company. While management employs objective criteria to ascertain these values, there is no independent benchmark by which the values assigned by management can be judged.

     As of February 29, 1996, the Company had working capital of approximately $7,200,000 compared to $6,433,000 as of February 28, 1995. Working capital includes cash, investments, prepaid interest and accounts and notes receivable, net of all liabilities. The Company has no long term debt.

The Company's NASD broker-dealer subsidiary under the correspondent agreement with its clearing broker, has agreed to indemnify the clearing broker from damages or losses resulting from customer transactions. The Company is, therefore, exposed to off-balance sheet risk of loss in the event that customers are unable to fulfill contractual obligations. The Company manages this risk by requiring customers to have sufficient cash in their account before a buy order is executed and to have the subject securities in their account before a sell order is executed. The Company has not incurred any losses from customers unable to fulfill contractual obligations.

In the normal course of business, the Company periodically sells securities not yet purchased (short sales) for its own account and writes options. The establishment of short positions and option contracts expose the Company to off-balance sheet market risks in the event prices change, as the Company may be obligated to cover such positions at a loss. A short security position does not expose the Company to credit risk since the counterparty is not obligated to perform. At February 29, 1996 the Company had no short security positions.

At February 29, 1996 the Company had no option contracts. When the Company writes option contracts, the market risk is usually hedged by countervailing contracts which limit the off-balance sheet market risk to an amount established by management. The option written does not expose the Company to credit risk since the counterparty is not obligated to perform.

The Company's risk of loss in the event of counterparty default is limited to the fair value or the replacement cost on contracts in which the counterparty fails to perform. The Company further limits its exposure to loss on option contracts by only contracting with Options Clearing Corporation as the counterparty. The Company did not experience any credit losses due to the failure of any counterparties to perform during the year ended February 29, 1996. Senior management of the Company is responsible for reviewing trading positions, exposures, profits and losses, trading strategies and hedging strategies on a daily basis.

The Company's significant industry concentrations, which arises within its normal course of business activities, are with financial institutions for bank securities transactions and with Options
Clearing Corporation for option contracts. Significant concentrations of financial instruments are in Midwest and California bank stocks.

     Historically, the operations of the Company have been funded by returns on investments, raising of capital, and limited bank financing. Management believes that the Company's existing resources, including available cash, and cash provided by operating activities will be sufficient to satisfy its working capital requirements in the foreseeable future. However, no assurance can be given that additional funds will not be required. To the extent that returns on investments are less than or expenses are greater than anticipated, the Company may be required to reduce its activities, liquidate inventory or seek additional financing. This financing may not be available on acceptable terms, if at all. No significant capital expenditures are expected in the foreseeable future.

Impact of Inflation and Other Factors

     The Company's operations have not been significantly affected by inflation. The Revenue Reconciliation Act of 1993 includes Mark-to-Market Rules which essentially require dealers in securities to include unrealized gains on the trading portfolio, in taxable income for income tax purposes. The Revenue Reconciliation Act of 1993 was effective for the Company's tax year beginning March 1, 1993. Unrealized gains on inventory of the Company's broker-dealer subsidiaries, as of February 28, 1993, are being reported as taxable income over five years. Securities held for investment rather than inventory are not subject to the Mark-to-Market Rules. In light of the Company's net operating loss carry forward, the Mark-to-Market Rules currently are not expected to have a significant impact on operations. However, after the net operating loss carry forward currently available to the Company is fully utilized, these Rules could have a materially adverse impact on the Company's cash flow.

New Accounting Pronouncements

The Financial Accounting standards Board issued Statement of Financial Accounting Standards No. 123 in October 1995. This statement is effective for the Company's fiscal year ending February 28, 1997. The statement establishes accounting and reporting standards for employee stock option plans.

The Statement defines a fair value based method of accounting for an employee stock option. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Entities electing to remain with the accounting in Opinion 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting had been applied.

Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.
Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock. Most fixed stock option plans have no intrinsic value at grant date, and under Opinion 25 no compensation cost is recognized for them.

For stock options, fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option. The fair value of an option estimated at the grant date is not subsequently adjusted for changes in the price of the underlying stock or its volatility, the life of the option, dividends on the stock, or the risk-free interest rate.

The fair value of a share of nonvested stock is measured at the market price of a share of nonrestricted stock on the grant date.

The Statement requires that an employer's financial statements include certain disclosures about stock-based compensation arrangements regardless of the method used to account for them.

The pro forma amounts required to be disclosed by an employer that continues to apply the accounting provisions of Opinion 25 will reflect the difference between compensation cost, if any, included in net income and the related cost measured by the fair value based method defined in the Statement, including tax effects, if any, that would have been recognized in the income statement if the fair value based method had been used. The required pro forma amounts will not reflect any other adjustments to reported net income or earnings per share.

Management is in the process of trying to locate, and evaluating the acquisition of, software necessary to make the computations required by this pronouncement. Management has not determined which of the acceptable methods will be adopted by the Company.

ITEM 7:        Financial Statements






            HEARTLAND GROUP OF COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED FINANCIAL STATEMENTS

        FOR THE YEARS ENDED February 29, 1996 AND February 28,1995

              TOGETHER WITH REPORT OF INDEPENDENT ACCOUNTANTS

                     REPORT OF INDEPENDENT ACCOUNTANTS

April 3, 1996

To the Shareholders and Board of Directors of Heartland Group of Companies, Inc. and Subsidiaries

In our opinion, the accompanying consolidated statement of financial condition and the related consolidated statements of operations, of changes in shareholders' equity, and of cash flows present fairly, in all material respects, the financial position of Heartland Group of Companies, Inc. and Subsidiaries at February 29, 1996 and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

          HEARTLAND GROUP of COMPANIES, INC. and SUBSIDIARIES
             CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                      AS OF FEBRUARY 29, 1996


 ASSETS
 Cash                                                             405,338
 Securities owned:
   Marketable equity securities, at market value                5,616,154
   Not readily marketable equity securities
     Banc Stock Exchange of America, at tangible net book value   453,440
     Other, at estimated fair value                               684,072
 Accounts receivable:
   Brokers and other                                               13,536
   Affiliates                                                      39,875
   Pending securities settlements                                  48,414
 Notes and interest receivable:
   Former officer                                                  62,661
   Brokers                                                        150,404
 Property and equipment
        net of accumulated depreciation of $144,639                86,578
 Goodwill, net of accumulated amortization of $159,059            470,907
 Deposits and other                                                82,794
                                                                ----------

     Total assets                                               8,114,173
                                                                ==========

 LIABILITIES

 Margin accounts payable to broker-dealers                         56,828
 Accounts payable to broker-dealers and other                      32,636
 Accrued expenses                                                 183,526
                                                                ----------
     Total liabilities                                            272,990
                                                                ----------

 SHAREHOLDERS' EQUITY

 Preference stock, 50,000,000 shares authorized,                    -
     none issued or outstanding
  Common stock:
    Class A, no par value, 149,280,000 shares
     authorized, 8,114,762 shares issued
     and 7,811,677 shares outstanding                           9,102,556
  Class C, no par value, 600,000 shares
     authorized, issued and outstanding                             -
  Treasury stock, at cost
     (303,085 Class A shares)                                    (385,454)
 Retained deficit                                                (875,919)
                                                                ----------
     Total shareholders' equity                                 7,841,183
                                                                ----------
     Total liabilities and shareholders' equity                 8,114,173
                                                                ==========

The accompanying notes are an integral part of these consolidated financial statements

       HEARTLAND GROUP of COMPANIES, INC. and SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE YEARS ENDED FEBRUARY 29, 1996 and FEBRUARY 28, 1995




                                               1996       1995
 REVENUES:
   Principal transactions:
      Trading portfolio                      1,557,927    329,783
      Banc Stock Exchange of America            38,310    (33,480)
   Commission revenue                          795,157    503,314
   Agency  fees                                  -        760,044
   Dividends                                   155,973    189,271
   Interest and other                           41,654     25,392
                                            ----------- ----------
      Total revenues                         2,589,021  1,774,324
                                            ----------- ----------
 EXPENSES:
   Brokers' commission                         392,213    460,326
   Salaries, benefits and payroll taxes        404,946    438,977
   Interest                                     86,336    205,759
   General and administrative                1,067,474    904,817
                                            ----------- ----------
      Total expenses                         1,950,969  2,009,879
                                            ----------- ----------

 INCOME (LOSS) BEFORE TAXES                    638,052   (235,555)

 INCOME TAX PROVISION                            -          -
                                            ----------- ----------

 NET (LOSS) INCOME                             638,052   (235,555)
                                            =========== ==========

   WEIGHTED AVERAGED SHARES,
      COMMON AND COMMON
      STOCK EQUIVALENTS                      8,404,711  8,009,887
                                            =========== ==========

   PRIMARY AND FULLY DILUTED
      NET INCOME (LOSS) PER COMMON SHARE          0.08      (0.03)
                                            =========== ==========


The accompanying notes are an integral part of these consolidated financial statements

          HEARTLAND GROUP of COMPANIES, INC. and SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
      FOR THE YEARS ENDED FEBRUARY 29, 1996 and FEBRUARY 28, 1995



                                                            Class A
                                                  -------------------------

                                                     Shares
                                                  Outstanding     Amount
Balance at February 28, 1994                        5,752,825   $6,449,720
Purchase of treasury stock                            (44,063)      -
Stock issuance and registration costs                  -          (142,089)
Shares issued from exercise of warrants             1,490,048    2,502,743
Sale of FSC owned shares                              129,173      286,190
Conversion of Class B to Class A (25% per year)       219,694        5,992
Conversion of Class C to Class A (10% per year)       120,000       -
Net loss                                               -            -
                                                  -------------------------
Balance at February 28, 1995                        7,667,677    9,102,556


Treasury stock transactions, net                       24,000       -
Conversion of Class  C to Class A (10% per year)      120,000       -
Net income                                             -            -
                                                  -------------------------
Balance at February 29, 1996                        7,811,677   $9,102,556
                                                  =========================

The accompanying notes are an integral part of these consolidated financial statements

              HEARTLAND GROUP of COMPANIES, INC. and SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE YEARS ENDED FEBRUARY 29, 1996 and FEBRUARY 28, 1995


                                                             Class B
                                                  --------------------



Balance at February 28, 1994                        219,694    $5,992
Purchase of treasury stock                             -         -
Stock issuance and registration costs                  -         -
Shares issued from exercise of warrants                -         -
Sale of FSC owned shares                               -         -
Conversion of Class B to Class A (25% per year)    (219,694)   (5,992)
Conversion of Class C to Class A (10% per year)        -         -
Net loss                                               -         -
                                                  --------------------
Balance at February 28, 1995                           -         -


Treasury stock transactions, net                       -         -
Conversion of Class  C to Class A (10% per year)       -         -
Net income                                             -         -
                                                  --------------------
Balance at February 29, 1996                           -     $      -
                                                  ====================

The accompanying notes are an integral part of these consolidated financial statements

              HEARTLAND GROUP of COMPANIES, INC. and SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE YEARS ENDED FEBRUARY 29, 1996 and FEBRUARY 28, 1995


                                                              Class C
                                                  ------------------------

                                                       Shares
                                                    Outstanding   Amount
                                                  -------------------------

Balance at February 28, 1994                            840,000  $   -
Purchase of treasury stock                               -           -
Stock issuance and registration costs                    -           -
Shares issued from exercise of warrants                  -           -
Sale of FSC owned shares                                 -           -
Conversion of Class B to Class A (25% per year)          -           -
Conversion of Class C to Class A (10% per year)        (120,000)     -
Net loss                                                 -           -
                                                  ------------------------
Balance at February 28, 1995                            720,000      -


Treasury stock transactions, net                         -           -
Conversion of Class  C to Class A (10% per year)       (120,000)     -
Net income                                               -           -
                                                  ------------------------
Balance at February 29, 1996                            600,000  $      -
                                                  ========================

The accompanying notes are an integral part of these consolidated financial statements

              HEARTLAND GROUP of COMPANIES, INC. and SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE YEARS ENDED FEBRUARY 29, 1996 and FEBRUARY 28, 1995


                                                   Treasury
                                                     Stock
                                                  -----------
Balance at February 28, 1994                       ($452,093)
Purchase of treasury stock                          (125,000)
Stock issuance and registration costs                  -
Shares issued from exercise of warrants                -
Sale of FSC owned shares                             156,046
Conversion of Class B to Class A (25% per year)        -
Conversion of Class C to Class A (10% per year)        -
Net loss                                               -
                                                  -----------
Balance at February 28, 1995                        (421,047)


Treasury stock transactions, net                      35,593
Conversion of Class  C to Class A (10% per year)       -
Net income                                             -
                                                  -----------
Balance at February 29, 1996                       ($385,454)
                                                  ===========

The accompanying notes are an integral part of these consolidated financial statements

              HEARTLAND GROUP of COMPANIES, INC. and SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE YEARS ENDED FEBRUARY 29, 1996 and FEBRUARY 28, 1995

                                                    Retained
                                                    Earnings
                                                   (Deficit)      Total
                                                  -------------------------

Balance at February 28, 1994                      ($1,278,416)  $4,725,203
Purchase of treasury stock                             -          (125,000)
Stock issuance and registration costs                  -          (142,089)
Shares issued from exercise of warrants                -         2,502,743
Sale of FSC owned shares                               -           442,236
Conversion of Class B to Class A (25% per year)        -            -
Conversion of Class C to Class A (10% per year)        -            -
Net loss                                             (235,555)    (235,555)
                                                  -------------------------
Balance at February 28, 1995                       (1,513,971)   7,167,538


Treasury stock transactions, net                       -            35,593
Conversion of Class  C to Class A (10% per year)       -            -
Net income                                            638,052      638,052
                                                  -------------------------
Balance at February 29, 1996                        ($875,919)  $7,841,183
                                                  =========================

The accompanying notes are an integral part of these consolidated financial statements

             HEARTLAND GROUP of COMPANIES, INC. and SUBSIDIARIES
                   CONSOLIDATED STATEMENTS of CASH FLOWS
          FOR THE YEARS ENDED FEBRUARY 29, 1996 and FEBRUARY 28, 1995


                                                          1996         1995
                                                       -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                     638,052     (235,555)
   Adjustments to reconcile net income (loss)
     to net cash provided by
       (used in) operating activities:
     Depreciation and amortization                        81,603       95,594
     Loss on equipment disposals                          18,214       19,583
     Other                                                16,160        -
     Unrealized (gain) loss on investment
        in Banc Stock Exchange of America                (38,310)      33,480
     (Increase) decrease in certain assets-
       Accounts receivable                               (34,104)      24,679
       Investments, net                                1,553,073   (2,556,183)
       Other assets                                        8,616      (15,597)
     Increase (decrease) in certain liabilities-
       Accounts payable to broker-dealers and other     (191,805)     148,162
       Accrued expenses and other                         73,191       39,608
       Securities sold under agreement to repurchase    (188,765)    (195,079)
       Securities sold, not yet purchased               (164,800)      47,051
                                                       -----------  -----------
         Net cash provided by
            (used in) operating activities             1,771,125   (2,594,257)
                                                      -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Collections of notes receivable                       140,181      434,533
   Issuance of notes receivable                          (99,040)    (210,391)
   Redemption (purchase) of certificate of deposit       102,700     (102,700)
   Purchase of property and equipment                    (14,515)     (70,324)
                                                       -----------  -----------
         Net cash provided by investing activities       129,326       51,118
                                                       -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Margin accounts payable to broker-dealers          (1,250,536)    (485,184)
   Proceeds from issuance of common stock                  -        2,944,979
   Stock issuance costs                                    -         (142,089)
   Sale (purchase) of treasury stock                      35,593     (125,000)
   Proceeds (repayment) of bank debt                    (654,107)     654,107
   Advances from affiliates                              470,147      440,740
   Advances to affiliates                               (261,272)    (737,206)
                                                       -----------  -----------
         Net cash (used)
            provided by financing activities           (1,660,175)   2,550,347
                                                       -----------  -----------

NET INCREASE  IN CASH                                     240,276        7,208

CASH, BEGINNING OF PERIOD                                 165,062      157,854
                                                       -----------  -----------
CASH, END OF PERIOD                                       405,338      165,062
                                                       ===========  ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                           1996         1995
                                                       -----------  -----------
   Cash paid during the period for:
     Interest                                              86,336      205,759


The accompanying notes are an integral part of these consolidated financial statements

                    HEARTLAND GROUP OF COMPANIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             February 29, 1996


(1)  ORGANIZATION AND NATURE OF BUSINESS

     Heartland Group of Companies, Inc. (the Company or HGC) is a Florida corporation incorporated in April, 1990. The Company was organized for the purpose of investing in financial services companies (such as stock brokerage companies) as well as trading and investing in minority interests of independent bank stocks.

     Buckeye Bancstocks, Inc., an Ohio corporation established in 1977, is a wholly-owned subsidiary of HGC and acts as an intrastate broker-dealer trading primarily in Ohio bank stocks. Effective January 8, 1996, Buckeye changed its name from The First Scioto Company.

     Heartland Advisory Group, Inc. (HAG), an Ohio corporation, a wholly-owned subsidiary of HGC, is a registered investment advisor and provides money management services to its customers.

     Banc Stock Financial Services, Inc. (BSFS), an Ohio corporation, is a wholly-owned subsidiary of HAG and is an NASD registered broker-dealer specializing in the trading of bank stocks and other investment vehicles. Effective September 1, 1994, BSFS changed its name from First Scioto Financial Services. BSFS is also registered with the Securities and Exchange Commission and the securities commissions of fourteen states, including Ohio. BSFS trades securities on a fully-disclosed basis and clears customer transactions through an unaffiliated broker-dealer which also maintains the customer accounts. BSFS derives a significant portion of its revenues from providing private portfolio management and brokerage services.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses for the period. Actual results could differ from those estimates.

     The following is a summary of the Company's significant accounting policies:

     Principles of Consolidation

     The accompanying consolidated financial statements include the operations of HGC, Buckeye Bancstocks, HAG and BSFS. All intercompany transactions and balances have been eliminated in consolidation.

     Valuation of Securities Owned

     Bank securities and related options traded on national securities markets and securities not traded on national securities markets, but with readily ascertainable market values, are valued at market value. Other bank securities for which market quotations are not readily available, due to infrequency of transactions, are valued at fair value as determined in good faith by the management of the Company. Realized and unrealized gains and losses are included in principal transactions.

     The investment in The Banc Stock Exchange of America (BSA) is valued by management based on the tangible net book value per share of BSA.

     Property and Equipment

     Property and equipment is carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated lives of five to seven years.

     Goodwill

     The excess purchase price over the fair market value of the net assets acquired from Buckeye Bancstocks and BSFS is being amortized on a straight line basis over 20 years.

     Revenues

     Securities transactions and commissions are accounted for on the trade date basis. Dividend income is recorded on the ex-dividend date and interest income is accrued as earned. Realized gains and losses from sales of securities are determined utilizing the first-in, first-out method (FIFO).

     Earnings Per Share

     Primary and fully diluted earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the periods.

     Fair Value of Financial Instruments

     Substantially all of the Company's financial instruments, except shares of The Banc Stock Exchange of America, are carried at fair value or amounts approximating fair value. Assets, including cash, receivables and investments are carried at amounts which approximate fair value. Similarly, liabilities, including margin accounts payable to broker-dealers, accounts payable and accrued expenses are carried at amounts approximating fair value.

     The Banc Stock Exchange of America is a Development Stage Enterprise. Because there are no quoted market prices and there are no established cash flows, a reasonable estimate of fair value could not be made without incurring excessive costs. The investment in BSA is carried at tangible book value in the Consolidated Statement of Financial condition. BSA is more fully discussed in Note 6, Related Party Transactions.

(3)  CAPITAL STOCK

     Common Stock - Class A

     Effective March 24, 1994, the Company registered its Class A
     Common Shares and Class B and C warrants with the Securities and Exchange Commission.

     Common Stock - Class B and C

     Commencing December 1, 1991, shares of Class B common stock automatically converted to shares of Class A common stock at an annual rate of 25% of the original amount issued. Conversion of the last 25% occurred on December 1, 1994. Commencing December 1, 1991, shares of Class C common stock automatically convert to Class A common stock at an annual rate of 10% of the original amount issued. The Class C common shares are subordinate to Class A common stock in that Class A common stock has a liquidation preference over the Class C common stock equal to $1.50 per share. In all other respects, Class A and Class C common stock have equal rights.

     Treasury Stock

     During the year ended February 29, 1996, the Company sold
     26,750 shares from treasury and repurchased 2,750 shares.

     During the year ended February 28, 1995, the Company repurchased 44,063 shares as treasury shares and Buckeye
     Bancstocks sold 129,173 shares that were treated as treasury shares for financial reporting purposes.

     As of February 29, 1996, Buckeye Bancstocks held 206,240 HGC
     Class A shares. These shares are treated as treasury stock for financial reporting purposes.


     Authorization of Preference Stock

     The Company's Articles of Incorporation authorize the issuance of 50,000,000 shares of "blank check" preference stock with such designations, rights and preferences as may be determined from time to time by the Company's Board of Directors. The Board of Directors is empowered, without shareholder approval, to issue preference stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting or other rights of the holders of the common stock.

(4)  SECURITIES OWNED

     Marketable equity securities at February 29, 1996 consist of bank stocks at market value, as follows:

       Traded on national securities markets      $3,493,736
       Not traded on national securities
         markets, but with readily ascertainable
         market value                              2,122,418

               Total marketable equity
                 securities                       $5,616,154

     The Company, at any given time, may have a significant amount of its securities owned and related income generated from a few specific bank stocks. As of February 29, 1996 the Company had investments in one bank stock amounting to 14% of its marketable equity securities.

     Securities not readily marketable include securities for which there is no market on a securities exchange and no independent publicly quoted market. These securities at February 29, 1996 were as follows:

                                        Fair Value         Cost

     Banc Stock Exchange of America      $ 453,440       $ 75,000

     Bank stocks not readily marketable    684,072        619,138

                                        $1,137,512         $694,138

     As of February 29, 1996, the Company had investments in three bank stocks amounting to 45%, 20%, and 11% of its not readily marketable securities.


(5)  MARGIN ACCOUNTS PAYABLE TO BROKER-DEALERS

     The Company maintains margin account balances due to unaffiliated broker-dealers bearing interest at variable rates which averaged 8.4% at February 29, 1996. These margin accounts are secured by the respective securities held by broker-dealers. The market value of the securities held as collateral was $6,300,226 at February 29, 1996.

(6)  RELATED PARTY TRANSACTIONS

     Agency Fees

     Buckeye Bancstocks, acting in an agency capacity, has performed the service, for individual investors desiring to acquire HGC stock or warrant holders desiring to sell their warrants, of matching corresponding buyers or sellers. Buckeye received agency fees for these services of $760,044 for the year ended February 28, 1995.

     Receivables from Officer

     At February 29, 1996, the Company has a demand note receivable from a former officer which is collateralized by stock of HGC. Under a Trust established by this former officer, collateralized stock is being liquidated to repay the debt.
     In addition, the Company has accounts receivable due from officers and affiliates which are non-interest bearing.

     Securities Transactions

     The Company purchases from and sells securities owned to The
     Banc Stock Exchange of America (BSA) at the prevailing market price at the time of the transaction. Activity is summarized below:

          Year ended          Purchases      Sales

          February 29, 1996   $ 29,500       None
          February 28, 1995   $289,922       $196,640

     Operating Expenses

     The Company and BSA are under common management. Certain expenses are paid by the Company and allocated to BSA based upon predetermined percentages as approved by the officers of the Companies. Operating expenses in the allocation are primarily salaries and benefits. Total expenses allocated to BSA were $85,740 and $98,764 for the years ended February 29, 1996 and February 28, 1995, respectively.

     Banc Stock Exchange of America

     In 1992 The Banc Stock Exchange of America (BSA) was organized to study the feasibility of establishing a stock exchange specializing in bank stocks. BSA is under common management with HGC. HGC currently holds 16% of the outstanding Class A shares of BSA. HGC values their investment in BSA at BSA's tangible net book value. BSA's primary asset is a portfolio of bank stocks.

(7)  INCOME TAXES

     The Company files a consolidated Federal income tax return. It is the policy of the Parent to allocate the consolidated tax provision to subsidiaries as if each subsidiary's tax liability or benefit were determined on a separate company basis. As part of the consolidated group, subsidiaries transfer to the Parent their current Federal tax liability or assets.

     There are no consolidated tax provisions for the years ended
     February 29, 1996 and February 28, 1995, due to utilization of NOL carryforwards.

     As of February 29, 1996, the Company and its subsidiaries had deferred tax liabilities of approximately $660,000. Deferred tax liabilities result from differences in bases of assets and liabilities for financial reporting and income tax purposes. The bases differences are attributable to temporary differences related to unrealized gains, which are not taxable until realized, for non-broker-dealer entities and the application of tax mark to market rules for broker-dealer subsidiaries.

     As of February 29, 1996 the Company and its subsidiaries had net operating loss (NOL) carryforwards for tax purposes of approximately $3,500,000 resulting in a deferred tax benefit of approximately $1,230,000. These NOL's will expire in 2002 through 2010. Any future changes in control may limit the availability of NOL carryforwards. The net deferred benefit related to the net operating loss carryforwards has been fully offset by a valuation allowance of $570,000. The net deferred tax benefit and valuation allowance were both reduced by $130,000 during the year ended February 29, 1996.

(8)  OPERATING LEASES

     The Company leases certain facilities, vehicles and office equipment under operating leases. Total lease expenses were approximately $95,000 in fiscal year 1996 and $105,000 in 1995. The future minimum lease payments under these leases are as follows:

                                          Amount
                    1997                $ 65,000
                    1998                  52,000
                    1999                  34,000
                                        $151,000

(9) EMPLOYEE INCENTIVE PLANS

     Incentive Compensation Plan

     In August 1994, the Company amended the Heartland Incentive Compensation Plan (the Plan). All full-time executive employees of the Company are eligible to participate in the Plan. The Plan provides that a bonus fund will be established in an amount equal to 20% of the pre-tax realized profits of the Company in excess of a 15% pre-tax return on equity. The amount of the bonus fund will be calculated each fiscal quarter on a cumulative basis. The allocation of the bonus fund is to be made by the Executive Committee of the Board of Directors.

     Stock Option Plan

     In September 1994, shareholders approved the 1993 Non-Qualified and Incentive Stock Option Plan. The Plan authorizes the grant of options to purchase an aggregate of 1,000,000 shares of the Company's Class A Common Stock. The Plan provides that the Board of Directors, or a committee appointed by the Board, may grant options and otherwise administer the Option Plan. The exercise price of each incentive stock option or non-qualified stock option must be at least 100% of the fair market value of the Class A Shares at the date of grant, and no such option may be exercisable for more than 10 years after the date of grant. However, the exercise price of each incentive stock option granted to any shareholder possessing more than 10% of the combined voting power of all classes of capital stock of the Company on the date of grant must not be less than 110% of the fair market value on that date, and no such option may be exercisable more than 5 years after the date of grant.

     Effective September 28, 1995, the following options and warrants were granted under this plan with a ten year term and exercise price of $2.875.

     (a) 154,000 non-qualified stock options granted to employees with immediate vesting.

     (b) 55,000 non-qualified stock options granted to brokers with immediate vesting.

     (c) 145,000 non-qualified stock options granted to brokers, vesting over five years.

     (d) 121,000 qualified stock options granted to employees, vesting over five years.

     (e) 105,000 stock warrants granted to directors and an officer with immediate vesting.

(10) REGULATORY REQUIREMENTS

     BSFS is subject to the uniform net capital rule of the Securities and Exchange Commission (Rule 15c3-1), which requires that the ratio of "aggregate indebtedness" to "net capital" not exceed 15 to 1 (as those terms are defined by the Rule). BSFS had net capital of $430,720 as of February 29, 1996, which was in excess of its required minimum net capital of $100,000. The ratio of aggregate indebtedness to net capital was .09 to 1 as of February 29, 1996. BSFS is also subject to regulations of the District of Columbia and fourteen states in which it is registered as a licensed broker-dealer.

     Buckeye Bancstocks is required by the Ohio Division of Securities to maintain an "allowable net worth" of $25,000.
     HGC has guaranteed this allowable net worth.

     HAG is a Registered Investment Advisor and is subject to regulation by the SEC pursuant to the Investment Advisors Act of 1940.

(11) CONCENTRATIONS OF CREDIT RISK AND FINANCIAL INSTRUMENTS WITH
         OFF-BALANCE SHEET RISK

     The Company's NASD broker-dealer subsidiary under the correspondent agreement with its clearing broker, has agreed to indemnify the clearing broker from damages or losses resulting from customer transactions. The Company is, therefore, exposed to off-balance sheet risk of loss in the event that customers are unable to fulfill contractual obligations. The Company manages this risk by requiring customers to have sufficient cash in their account before a buy order is executed and to have the subject securities in their account before a sell order is executed. The Company has not incurred any losses from customers unable to fulfill contractual obligations.

     In the normal course of business, the Company periodically sells securities not yet purchased (short sales) for its own account and writes options. The establishment of short positions and option contracts expose the Company to off-balance sheet market risks in the event prices change, as the Company may be obligated to cover such positions at a loss.
     A short security position does not expose the Company to credit risk since the counterparty is not obligated to perform. At February 29, 1996, the Company had no short security positions.

     At February 29, 1996, the Company had no option contracts. When the Company writes option contracts the market risk is usually hedged by countervailing contracts which limit the off-balance sheet market risk to an amount established by management. The option written does not expose the Company to credit risk since the counterparty is not obligated to perform.

     The Company's risk of loss in the event of counterparty default is limited to the fair value or the replacement cost on contracts in which the counterparty fails to perform. The Company further limits its exposure to loss on option contracts by only contracting with Options Clearing Corporation as the counterparty. The Company did not experience any credit losses due to the failure of any counterparties to perform during the year ended February 29, 1996. Senior management of the Company is responsible for reviewing trading positions, exposures, profits and losses, trading strategies and hedging strategies on a daily basis.

     The Company's significant industry concentrations, which arises within its normal course of business activities, are with financial institutions for bank securities transactions and with Options Clearing Corporation for option contracts. Significant concentrations of financial instruments are in Midwest and California bank stocks.


ITEM 8:        Changes In and Disagreements With Accountants or
               Accounting and Financial Disclosures

     None

                                 PART III


ITEM 9:        Directors, Executive Officers, Promoters and
               Control Persons; Compliance with Section 16(a) of the Exchange Act

     As of February 29, 1996, the members of the Company's Board of Directors, each of whom serves until the next annual meeting of the shareholders, and the Company's executive officers, each of whom serves at the direction of the Board, were as follows:



Name                     Age            Position
Michael E. Guirlinger    48   Director, President, Treasurer
Michael J. McKenzie      57   Executive Vice President
Sandra L. Quinn          29   Director, Secretary, Vice President-
                              Human Resources, and Executive
                              Administrator
Jeffrey C. Barton        49   Chief Financial Officer
Larry A. Beres           49   Director
Robert K. Butner         74   Director
James G. Mathias         43   Director
J. David Smith           49   Director
Harvey J. Thatcher       62   Director
L. Jean Thiergartner     63   Director




Michael E. Guirlinger was elected President, Chief Executive
Officer and Treasurer by the Board of Directors effective May 18,
1995. Mr Guirlinger is a member of the Board of Directors for HGC and BSA.

Mr. Guirlinger had been Vice President and Chief Operating Officer of the Company since December, 1992 and a Director since June, 1993. Since 1992, Mr. Guirlinger has also been Vice President of The Banc Stock Exchange of America, Inc. From 1991 to December, 1992, Mr. Guirlinger was Director of Development for Foxgate Farms, Inc., a residential home builder. In that same period, Mr. Guirlinger was also Vice President of Northwest Passage Trading Co., a national and international trading company. In 1990, Mr. Guirlinger, along with two other individuals, founded Spectrum Mortgage Co., a real estate mortgage broker, with which he was involved until 1991. From 1986 to 1990, Mr. Guirlinger was Director of Development and Finance for Investment Resources, Inc., an intrastate broker/dealer. Mr. Guirlinger received a B.A. Degree from Aquinas College in 1970 and an M.B.A. Degree from the Ohio State University in 1986. Mr. Guirlinger has Series 7, 24 & 63 securities licenses and is also a member of the International Association of Financial Planners.

Michael J. McKenzie is a former director of the company and for the past five years has been Vice President and Director of MSP Financial Corporation. MSP Financial Corporation is an Ohio corporation which was hired by Buckeye Bancstocks as an independent contractor to provide certain financial consulting services to the Company and its subsidiaries. Since October 1996, Mr. McKenzie has served as Vice President of Marketing of AdCare Health Systems, Inc. and served as a director of this company in 1992. Mr. McKenzie is a security salesman licensed with the Ohio Division of Securities and has been involved in the securities industry since 1966.

     Sandra L. Quinn is Secretary of the Company, Vice President of Human Resources, and Executive Administrator. Since 1992, Ms. Quinn has also been Secretary of The Banc Stock Exchange of America, Inc. and Banc Stock Financial Services, Inc. She has been a Director of the Company and The Banc Stock Exchange of America, Inc. since 1993. She was also a Director of Heartland Advisory Group. Effective October 1995 Ms. Quinn was designated Principal of Buckeye Bancstocks, Inc. Ms. Quinn has Series 65, 63 and Series 62 securities licenses and is a member of the American Society of Corporate Secretaries. From 1985 to 1990, Ms. Quinn was employed by UDF retail stores and worked in their corporate office in Columbus. She was responsible for training personnel for their 52 stores located in Columbus and supervising the district managers. Ms. Quinn graduated valedictorian from Bradford Business School. She began her employment with the Company in May, 1991.

     Jeffrey C. Barton has been Chief Financial Officer of the Company since October, 1992. Since 1990, Mr. Barton has also been Chief Financial Officer of Saunders Pearson Company, a contract financial management company. From 1987 to 1989, Mr. Barton served as Chief Financial Officer of a financial service subsidiary of First Chicago Corporation and a business advisor to a number of companies. Prior to 1987, Mr. Barton spent 13 years with Price Waterhouse in public accounting. Mr. Barton received a B.B.A. Degree from Ohio University in 1969 and an M.B.A. Degree from Ohio University in 1972.

     Larry A. Beres became a Director of the Company in 1995. He is Chief Operating Officer of Electra Form, Inc., the country's largest manufacturer of tooling for the plastic beverage bottle industry and President of Formex, Division of Electra Form, a supplier of machine systems to the plastics industry. He has been associated with these companies for more than five years. He is a member of the Society of Plastics Engineers and Who's Who in American Business and Industry. Mr. Beres graduated from Kent State University with a Bachelor of Science Degree in Chemistry and attended the K.S.U MBA Program.

     Robert K. Butner is a Director of the Company (since 1993) and a Director of HAG from 1990 to February, 1992. Mr. Butner is retired from the faculty of Ohio University where he was a Professor of Mathematics for 39 years and Chairman of the Mathematics Department. Upon retirement, Mr. Butner was confirmed Emeritus Professor of Mathematics. Mr. Butner received a B.S. Degree in 1943 with Phi Beta Kappa honors and an M.S. Degree in 1949 and a Ph.D. Degree in 1952 from the State University of Iowa. From 1943 to 1946, Dr. Butner served as an officer in the United States Navy.

     Dr. James G. Mathias is a Director of the Company (since 1993) and a Director of HAG from 1990 to February, 1993. Since 1988, Dr. Mathias has been a veterinarian practicing in Tipp City, Ohio, where he is the owner of the Tipp City Animal Hospital. Dr. Mathias attended the University of Texas and completed his education at the Ohio State University, graduating from the College of Veterinary Medicine in 1978. He was a member of the Honor Society of Phi Zeta, a Veterinary Honor Society. Dr. Mathias is also founder and president of the Dayton North Womens' Center and is a speaker on Ratite Medicine.

     J. David Smith became a Director of the Company in 1995. He is President and CEO of James W. Smith Lumber Co. in Piketon, Ohio; President of Wilco, Inc., a pallet manufacturing facility in Spring Valley, Ohio; and President of Mid America Lumber Co. in Piketon, Ohio. He has been involved in lumber manufacturing for over 25 years. Mr Smith graduated with honors from Ohio University with a Bachelor of Science in Education Degree and a minor in Business Administration. Mr. Smith received a Ministerial Degree from Circleville Bible College receiving a Bachelor of Sacred Literature Degree with honors. Mr. Smith is involved in Church work as a Minister of Christ.

     Harvey J. Thatcher is a Director of the Company (since 1991) and President of Thatcher Insurance Agency, Inc. and Thatcher Lands, Inc., Van Wert, Ohio, which he formed in 1976. He is also director of German Mutual Insurance Company and Director of Tri-State Venture Group.

     Jean Thiergartner is a Director of the Company (since 1991) and Secretary-Treasurer of Thiergartner Farms, Inc., for which she worked for more than forty years. She is past Treasurer of the Ohio Beef Council, past President of the Ohio Cattle Womens' Association, has been a member and past President of the Union County Health Board for over 14 years and is a past delegate to the State Convention for the Ohio Farm Bureau. She is a member of St. Paul Lutheran Church and active on many committees, including the Parsonage Building Committee.

Based solely upon a review of Forms 3 and 4 furnished to the Company under Rule 16a-3(d), the following officers and/or directors filed reports late during the fiscal year ended February 29, 1996. Jeffrey C. Barton filed one report covering one transaction; Robert K. Butner filed three reports covering four transactions; Michael E. Guirlinger filed one report covering one transaction; Michael J. McKenzie filed one report covering six transactions; Sandra L. Quinn filed one report covering one transaction; J. David Smith filed two reports covering one transaction; Harvey J. Thatcher filed one report covering two transactions; L. Jean Thiergartner filed two reports covering two transactions.


ITEM 10:       Executive Compensation

                        Summary Compensation Table
Name of Principal   Year  Salary  Bonus Other* Awards Awards  Payouts  All Other
And Position                                   Stock  Options

Michael E. Guirlinger  1995   76,830 0      0      0      73,600 sh 0   0
President                                                   (A)

Bradley T. Smith       1995   43,874 0      0      0      0         0   0
Former President

Bradley T. Smith       1994  104,000 7,500  75,502 0      0         0   0
Former President

Bradley T. Smith       1993  104,000 5,000  22,876 0      0         0   0
Former President

* Commissions

(A) Mr. Guirlinger's options which are currently exercisable represent 20% of all options and warrants granted to all employees, officers, Directors and independent contractors during the fiscal year ended February 29, 1996 which are currently exercisable. Mr. Guirlinger was granted 26,400 additional options which vest over five years. This represents 12% of all options granted to all employees and independent contractors during the fiscal year ended February 29, 1996 which vest over five years. All of the options have an exercise price of $2.875 and expire on September 28, 2005.

No other officer of the Company received in excess of $100,000 compensation.

Director Compensation

Each director who is not an employee of the Company is entitled to receive a fee of $250 plus travel expenses for each directors' meeting attended.

ITEM 11:       Security Ownership of Certain Beneficial Owners and Management

The following sets forth, as of March 31, 1996, certain information concerning stock ownership of all persons known by the Company to own beneficially five percent or more of the outstanding shares of the Company's Class A Common Stock, each director and all officers and directors of the Company as a group, and the percentage of voting power (assuming exercise of all options which are currently exercisable):

                           Class A      Options or
                          Shares(A)      Warrants        Total

                            Number        Number         Number      Percentage
Larry A. Beres              40,000              0        40,000          *
7811 Winding Way South
Tipp City, Ohio 45371

Robert K. Butner           378,861         25,000       403,861         4.9%
12 McGuffey Lane
Athens, Ohio  45701

James G. Mathias            80,700         25,000       105,700         1.3%
7702 Winding Way South
Tipp City, Ohio  45371

J. David Smith              85,794              0        85,794         1.0%
526 Waldren Hills Road
Piketon, Ohio 45661

Harvey J. Thatcher          96,853         25,000       124,128         1.5%
135 East Central
Van Wert, Ohio  45891

L. Jean Thiergartner       288,172         25,000       315,172         3.8%
10461 Streng Road
Milford Center, OH 43045

Michael E. Guirlinger       35,127         73,600       108,977         1.3%
6230 Busch Blvd.
Columbus, Ohio  43229

Michael J. McKenzie         56,122(B)      15,000        71,122(B)       *
1040 Jennings Street
Van Wert, Ohio 45891

Sandra L. Quinn             16,500          4,500        21,000          *
6230 Busch Blvd.
Columbus, Ohio  43229

Jeffrey C. Barton            5,000          5,000        10,000          *
290 E. Kossuth Street
Columbus, Ohio 43206
                        __________       ________    ___________     _______
Directors and            1,083,129        198,100     1,281,229        15.7%
Officers as a
Group (10 persons)

*less than 1% of Class

(A) Unless otherwise indicated, the sole voting and investment power is held by the persons named.

(B) Mr. McKenzie disclaims beneficial ownership of 56,122 shares of Class A stock held in the name of the Kathy McKenzie Trust.

The following sets forth, as of March 31, 1996, certain information concerning stock ownership of all persons known by the Company to own beneficially five percent or more of the outstanding shares of the Company's Class C Common Stock and the percentage of voting power:


                         Class C Shares

                                      Number     Percentage

 First Eldarado Bancshares, Inc.      219,915      36.6%
 946 Fourth Street
 Eldorado, IL 62930

 John W. Walden                       108,600      18.1%
 1132 Broadway
 Columbus, Georgia 31901

 James T. Coppage                      54,300       9.1%
 6001 River Road, Suite 402
 Columbus, Georgia 31904

 Carol A. Wright                       54,300       9.1%
 755 Wagon Wheel Drive
 Northport, MI 49670

 Phoenix Scioto Company               162,885      27.1%
 850 Old Woods Road
 Columbus, OH 43235

                                    __________    ______
 Total                                600,000     100.0%


ITEM 12:       Certain Relationships and Related Transactions

On May 31, 1991, the Company completed a merger with Buckeye
Bancstocks, formerly First Scioto Company, pursuant to which Buckeye Bancstocks merged with a subsidiary of the Company and thereby became a wholly-owned subsidiary of the Company. Pursuant to the merger, Phoenix Scioto Company received 1,200,000 shares of Class C Common Stock of the Company together with options to purchase 1,000,000 shares of Class A Common Stock. Ten percent of the original amount of Class C Shares convert to Class A Shares on December 1 of each year. Bradley T. Smith, former President and
Director of the Company owns one-third of Phoenix Scioto Company.
None of the options were exercised and all have now expired or been canceled.

Michael J. McKenzie, an officer and formerly a director of the Company, is Vice President and Director of MSP Financial Corporation. MSP Financial Corporation is an Ohio corporation which was hired by Buckeye Bancstocks as an independent contractor to provide certain financial consulting services to the Company and its subsidiaries. On behalf of MSP Financial Corporation, Mr. McKenzie received $37,354 and $177,391 for services performed in fiscal 1996 and February 29, 1996, respectively.

As of February 29, 1996, Bradley T. Smith owed $62,661 to the Company pursuant to a demand note and $13,204 as an account receivable.
Mr. Smith has placed 67,443 shares of the Company's stock in a Trust to be liquidated to pay this debt. As of February 29, 1996, Michael J. McKenzie, an officer and former director of the Company, owed $34,594 to the Company, pursuant to a demand note bearing interest at the rate of 10.25 percent per annum. The loan to Mr. McKenzie is secured by a pledge of 25,000 shares of the Company's stock owned by the Kathy McKenzie Trust.

Management believes in general that past transactions between the Company and any of its officers, directors, 5% shareholders and affiliates have been on terms no less favorable than the Company could have obtained from unaffiliated third parties. Any future transactions between the Company and any officer, director, 5% shareholder or affiliate of the Company will be arranged on terms no less favorable to the Company than could be obtained from unaffiliated third parties. Moreover, any future advances and loans by the Company to any such person must be approved by a disinterested majority of the Company's directors.

ITEM 13:       Exhibits and Reports on Form 8-K

(a)  Index of Exhibits

     Exhibit

*2.01 Plan and Agreement of Reorganization between the Company and First Scioto Company.

*2.02 Agreement dated November 4, 1992 for purchase of First Scioto Financial Services Stock by HAG.

*2.03     Agreement and Plan of Reorganization, dated
          January 7, 1993 between the Company and HAG.

*3.01 Amended and Restated Articles of Incorporation of Heartland Financial Group, Inc.

*3.02     Bylaws of the Heartland Financial Group, Inc.

*4.01     Specimen Class A Common Stock Certificate.

*10.01 Property Lease between the First Scioto Company and The Continent JV326128.

*10.03    The Heartland Incentive Compensation Plan.

*10.04    1993 Non-Qualified and Incentive Stock Option Plan.

*22.01    List of Subsidiaries


(b)  Reports on Form 8-K:  None


* Indicates Exhibits previously filed with the Securities and Exchange Commission and incorporated herein by reference.

                                SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

HEARTLAND GROUP OF COMPANIES, INC.

/S/Michael E. Guirlinger
By Michael E. Guirlinger

April 25, 1996

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title                 Date

/S/Michael E. Guirlinger      President, Treasurer,    April 25, 1996
Michael E. Guirlinger         CEO and Director


/S/Sandra L. Quinn            Secretary and Director   April 25, 1996
Sandra L. Quinn


/S/Jeffrey C. Barton          Chief Financial Officer  April 25, 1996
Jeffrey C. Barton


/S/Larry A. Beres             Director                 April 25, 1996
Larry A. Beres


/S/Robert K. Butner           Director                 April 25, 1996
Robert K. Butner


/S/James G. Mathias           Director                 April 25, 1996
James G. Mathias


/S/J. David Smith             Director                 April 25, 1996
J. David Smith


/S/Harvey Thatcher            Director                 April 25, 1996
Harvey Thatcher


/S/Jean Thiergartner          Director                 April 25, 1996
L. Jean Thiergartner