Form 10QSB
period 1996-05-31
HEARTLAND GROUP OF COMPANIES INC
filed 1996-07-08
CIK 909108

U.S. Securities and Exchange Commission
                           Washington D.C. 20549

                                Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

  For the quarterly period ended                        May 31, 1995


     Commission file number                          33-65292C


                         HEARTLAND GROUP OF COMPANIES, INC.

          (Exact name of small business issuer as
               specified in its charter)

              FLORIDA                            65-0190407

   (State of incorporation)                 (IRS Employer Identification No.)

             6230 BUSCH BOULEVARD, COLUMBUS, OHIO  43229

                 (Address of principal executive offices)

                              (614) 848-5100

                        (Issuer's telephone number)

  Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X     No

  State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 1996:
     CLASS                              NUMBER OF SHARES
Class A shares, No Par Value                7,811,677
Class C shares, No Par Value                  600,000

         TRADITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE)

     Yes     X                               No


            HEARTLAND GROUP OF COMPANIES, INC. AND SUBSIDIARIES

                                   INDEX

                                                        PAGE

Part I Financial Information:

     Item 1.  Consolidated Financial Statements          3-7

     Notes to Consolidated Financial Statements          8-16

     Item 2.  Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations                                  17-20

Part II Other Information:

     Item  1 through Item 6                               21

Signatures                                                22

            HEARTLAND GROUP OF COMPANIES, INC. AND SUBSIDIARIES

                                  PART I

                           FINANCIAL INFORMATION

ITEM 1.   Financial Statements

The accompanying consolidated financial statements of Heartland Group of Companies, Inc. are unaudited but, in the opinion of management, reflect all adjustments (which include only normal recurring accruals) necessary to present fairly such information for the periods and at the dates indicated and to make the consolidated financial statements not misleading. The results of operations for the three months ended May 31, 1996 may not be indicative of the results of operations for the year ending February 28, 1997. Since the accompanying consolidated financial statements have been prepared in accordance with Item 310 of Regulation S-B, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Annual Report.

HEARTLAND GROUP of COMPANIES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
AS OF MAY 31, 1996
(UNAUDITED)

ASSETS
Cash                                                        $     82,818
Securities owned:
  Marketable equity securities, at market value                6,391,516
  Not readily marketable equity securities
    Banc Stock Exchange of America, at tangible net book value   450,510
    Other, at estimated fair value                               793,981
Accounts receivable:
  Brokers and other                                               15,649
  Affiliates                                                      32,311
  Pending securities settlements                                  52,742
Notes and interest receivable:
  Former officer                                                  62,661
  Brokers                                                        143,413
Property and equipment, net of accumulated depreciation of $15    83,812
Goodwill, net of accumulated amortization of $167,780            462,186
Deposits and other                                                80,987

    Total assets                                            $  8,652,586

LIABILITIES

Margin accounts payable to broker-dealers                   $    432,124

Accounts payable to broker-dealers and other                      10,070

Accrued expenses                                                 117,953

    Total liabilities                                            560,147

SHAREHOLDERS' EQUITY

Preference stock, 50,000,000 shares authorized,                    -
    none issued or outstanding
Common stock:
  Class A, no par value, 149,280,000 shares
    authorized, 8,114,762 shares issued
    and 7,811,677 shares outstanding                           9,102,556
  Class C, no par value, 600,000 shares
    authorized, issued and outstanding                                 -
  Treasury stock, at cost
    (303,085 Class A shares)                                    (385,454)
Retained deficit                                                (624,663)

    Total shareholders' equity                                 8,092,439

    Total liabilities and shareholders' equity              $  8,652,586


The accompanying notes are an integral part of these consolidated financial statements

HEARTLAND GROUP of COMPANIES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS of OPERATIONS
FOR THE QUARTERS ENDED MAY 31, 1996 and 1995




                                                 1996          1995
REVENUES:
  Principal transactions:
     Trading portfolio                     $     400,783 $     239,706
     Banc Stock Exchange of America               (2,930)       (5,240)
  Commission revenue                             238,040       125,601
  Dividends                                       21,573        36,959
  Interest and other                               9,431        11,540

     Total revenues                              666,897       408,566

EXPENSES:
  Brokers' commission                            120,494        41,976
  Salaries, benefits and payroll taxes            95,670       103,367
  Interest                                         6,307        45,242
  General and administrative                     193,170       300,720

     Total expenses                              415,641       491,305

INCOME (LOSS) BEFORE TAXES                       251,256       (82,739)

INCOME TAX PROVISION                              -             -

NET  INCOME (LOSS)                         $     251,256 $     (82,739)

  WEIGHTED AVERAGED SHARES,
     COMMON AND COMMON
     STOCK EQUIVALENTS                         8,411,677     8,393,365


  PRIMARY AND FULLY DILUTED
     NET INCOME (LOSS) PER COMMON SHARE    $        0.03         (0.01)


The accompanying notes are an integral part of these consolidated financial statements

HEARTLAND GROUP of COMPANIES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS of CHANGES in SHAREHOLDERS' EQUITY
FOR THE QUARTER ENDED MAY 31, 1996



                                                       Retained
                                            Treasury   Earnings
                          Class A   Class C Stock      (Deficit)  Total

Balance February 29, 1996 $9,102,556  -       ($385,454) ($875,919) $7,841,183


Net income                -           -       -            251,256     251,256


Balance at May 31, 1996   $9,102,556     -    ($385,454) ($624,663) $8,092,439


The accompanying notes are an integral part of these consolidated financial statements

HEARTLAND GROUP of COMPANIES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS of CASH FLOWS
FOR THE QUARTERS ENDED MAY 31, 1996 and  1995


                                                      1996        1995
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                             $   251,256 $   (82,739)
   Adjustments to reconcile net income (loss)
     to net cash provided by (used in) operating activities:
     Depreciation and amortization                    15,477      33,257
     Unrealized loss on investment in Banc Stock
       Exchange of America                             2,930       5,240
     (Increase) decrease in certain assets-
       Accounts receivable                            (6,441)   (122,717)
       Investments, net                             (885,271)    651,363
       Other assets                                    1,807       4,763
     Increase (decrease) in certain liabilities-
       Accounts payable to broker-dealers and other  (22,835)   (200,064)
       Accrued expenses and other                    (65,573)    (20,454)
       Securities sold under agreement to repurchas    -        (188,765)
       Securities sold, not yet purchased              -          (4,942)
         Net cash provided by (used in) operating a (708,650)     74,942

CASH FLOWS FROM INVESTING ACTIVITIES:
   Collections of notes receivable                    10,650       5,237
   Issuance of notes receivable                       (3,659)    (44,404)
   Redemption (purchase) of certificate of deposit     -        (103,809)
   Purchase of property and equipment                 (3,989)    (12,976)
         Net cash (used) provided by investing acti    3,002    (155,952)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Margin accounts payable to broker-dealers         375,296    (212,332)
   Sale (purchase) of treasury stock                   -          34,500
   Proceeds (repayment) of bank debt                   -        (148,314)
   Advances from affiliates                           34,449     166,662
   Advances to affiliates                            (26,616)    (12,737)
         Net cash (used) provided by financing acti  383,129    (172,221)

NET DECREASE  IN CASH                               (322,520)   (253,231)

CASH, BEGINNING OF PERIOD                            405,338     267,762

CASH, END OF PERIOD                              $    82,818 $    14,531


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                      1996        1995
   Cash paid during the period for:
     Interest                                    $     6,307 $    45,242


The accompanying notes are an integral part of these consolidated financial statements

                   HEARTLAND GROUP OF COMPANIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MAY 31, 1996


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

     Cash

     The Company has defined cash as demand deposits and money market accounts.

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

     Earnings Per Share

     Primary and fully diluted earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods.

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

     Treasury Stock

     As of May 31, 1996, Buckeye Bancstocks held 206,240 HGC Class A shares. These shares are treated as treasury stock for financial reporting purposes.

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

(4)  SECURITIES OWNED

     Marketable equity securities at May 31, 1996 consist of bank stocks at market value, as follows:

       Traded on national securities markets               $4,268,043
       Not traded on national securities
         markets, but with readily ascertainable
         market value                                       2,123,473

               Total marketable equity
                 securities                                 $6,391,516

     The Company, at any given time, may have a significant amount of its securities owned and related income generated from a few specific bank stocks. As of May 31, 1996 the Company had investments in one bank stock amounting to 12% of its marketable equity securities.

     Securities not readily marketable include securities for which there is no market on a securities exchange and no independent publicly quoted market. These securities at May 31, 1996 were as follows:

                                          Fair Value           Cost

     Banc Stock Exchange of America           $  450,510       $ 75,000

     Bank stocks not readily marketable           793,981       664,490

                                                $1,244,491     $739,490


     As of May 31, 1996, the Company had investments in three bank stocks amounting to 43%, 17%, and 12%, respectively, of its Bank Stocks not readily marketable.


(5)  MARGIN ACCOUNTS PAYABLE TO BROKER-DEALERS

     The Company maintains margin account balances due to unaffiliated broker-dealers bearing interest at variable rates which averaged 7.7% at May 31, 1996. These margin accounts are secured by the respective securities held by broker-dealers. The market value of the securities held as collateral was $3,613,822 at May 31, 1996.

(6)  RELATED PARTY TRANSACTIONS

     Receivables from Officer

     At May 31, 1996, the Company has a demand note receivable from a former officer which is collateralized by stock of HGC. Under a Trust established by this former officer, collateralized stock is being liquidated to repay the debt. In addition, the Company has accounts receivable due from officers and affiliates which are non-interest bearing.

     Securities Transactions

     The Company purchases from and sells securities owned to The Banc Stock Exchange of America (BSA) at the prevailing market price at the time of the transaction. However, there were no purchases from or sales to BSA for the quarters ended May 31, 1996 or 1995.

     Operating Expenses

     The Company and BSA are under common management. Certain expenses are paid by the Company and allocated to BSA based upon predetermined percentages as approved by the officers of the Companies. Operating expenses in the allocation are primarily salaries and benefits. Total expenses allocated to BSA were $20,230 and $22,487 for the quarters ended May 31, 1996 and 1995, respectively.

     Banc Stock Exchange of America

     In 1992 The Banc Stock Exchange of America (BSA) was organized to study the feasibility of establishing a stock exchange specializing in bank stocks. Most likely, the initial structure of the exchange will be an
     electronic information exchange.   BSA is under common management with
     HGC. HGC currently holds 16% of the outstanding Class A shares of BSA. HGC values their investment in BSA at BSA's tangible net book value. BSA's primary asset is a portfolio of bank stocks.

(7)  INCOME TAXES

     The Company files a consolidated Federal income tax return. It is the policy of the Parent to allocate the consolidated tax provision to subsidiaries as if each subsidiary's tax liability or benefit were determined on a separate company basis. As part of the consolidated group, subsidiaries transfer to the Parent their current Federal tax liability or assets.

     There are no consolidated tax provisions for the quarters ended May 31, 1996 and 1995, due to utilization of NOL carryforwards.

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

     Effective February 29, 1996, 25,000 options were granted under this plan to the President of the Company with a ten year term and exercise price of $2.875.

     Statement of Financial Accounting Standards (FAS) 123, Accounting for Stock-Based Compensation, is effective for the Company's fiscal year ending February 28, 1997. The Company has not decided whether to adopt the cost recognition provisions of FAS 123 and the effect of adopting the cost recognition provisions has not been determined.

(10) REGULATORY REQUIREMENTS

     BSFS is subject to the uniform net capital rule of the Securities and Exchange Commission (Rule 15c3-1), which requires that the ratio of "aggregate indebtedness" to "net capital" not exceed 15 to 1 (as those terms are defined by the Rule). BSFS had net capital of $401,181 as of May 31, 1996, which was in excess of its required minimum net capital of $100,000. The ratio of aggregate indebtedness to net capital was .08 to 1 as of May 31, 1996. BSFS is also subject to regulations of the District of Columbia and fourteen states in which it is registered as a licensed broker-dealer.

     Buckeye Bancstocks is required by the Ohio Division of Securitiesto maintain an "allowable net worth" of $25,000. HGC has guaranteed this allowable net worth.

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

     In the normal course of business, the Company periodically sells securities not yet purchased (short sales) for its own account and writes options. The establishment of short positions and option contracts expose the Company to off-balance sheet market risks in the event prices change, as the Company may be obligated to cover such positions at a loss. A short security position does not expose the Company to credit risk since the counterparty is not obligated to perform. At May 31, 1996, the Company had no short security positions.

     At May 31, 1996, the Company had no option contracts. When the Company writes option contracts the market risk is usually hedged by countervailing contracts which limit the off-balance sheet market risk to an amount established by management. The option written does not expose the Company to credit risk since the counterparty is not obligated to perform.

     The Company's risk of loss in the event of counterparty default is limited to the fair value or the replacement cost on contracts in which the counterparty fails to perform. The Company further limits its exposure to loss on option contracts by only contracting with Options Clearing Corporation as the counterparty. The Company did not experience any credit losses due to the failure of any counterparties to perform during the quarter ended May 31, 1996. Senior management of the Company is responsible for reviewing trading positions, exposures, profits and losses, trading strategies and hedging strategies on a daily basis.

     The Company's significant industry concentrations, which arises within its normal course of business activities, are with financial institutions for bank securities transactions and with Options Clearing Corporation for option contracts. Significant concentrations of financial instruments are in Midwest and California bank stocks.


ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Quarter Ended May 31, 1996, Compared to the Quarter Ended May 31, 1995

Revenues for the quarter ended May 31, 1996 increased to $666,897 compared to $408,566 for the quarter ended May 31, 1995, an increase of 63%. This increase results primarily from increases in revenue from principal transactions and commission and management fee revenue.

Revenues from principal transactions involving the trading portfolio were $400,783 for the quarter ended May 31, 1996 compared to 239,706 for the quarter ended May 31, 1995, an increase of 67%. This represents an annual rate of return on the average portfolio of 27% for the quarter ended May 31, 1996 compared to 13% for the quarter ended May 31, 1995 due to increases in market values.

Banc Stock Financial Services, Inc. (BSFS), the Company's NASD broker-dealer subsidiary, generated commission revenue of $238,040 for the quarter ended May 31, 1996 compared to $125,601 for the quarter ended May 31, 1995, an increase of 89%. BSFS continues to make a concerted effort to increase its level of business activity, especially portfolio management services.

In 1992 the Banc Stock Exchange of America, Inc. (BSA) was organized to study the feasibility of establishing a stock exchange specializing in bank stocks. BSA is separately owned but under common management with the Company. The Company currently holds 16% of the outstanding common stock of BSA. The Company values its investment in BSA at BSA's tangible net book value since BSA is a development stage enterprise. The unrealized loss on this investment was $2,930 for the quarter ended May 31, 1996 compared to an unrealized loss of $5,240 for the quarter ended May 31, 1995. These losses in BSA's tangible net book value results from BSA spending more on its feasibility study than it earned from principal transactions involving its portfolio of bank stocks.

Operating expenses for the quarter ended May 31, 1996 decreased to $415,642 compared to $491,305 for the quarter ended May 31, 1995, a decrease of 15%. Brokers' commission expenses increased to $120,495 for the quarter ended May 31, 1996 compared to $41,976 for the quarter ended May 31, 1995, an increase of 187%. This increase reflects management's decision to increase commissions paid to brokers to provide incentives to increase the level of business activity. Salaries, benefits, and payroll taxes decreased to $95,670 for the quarter ended May 31, 1996 compared to $103,367 for the quarter ended May 31, 1995, a decrease of 7%. This decrease reflects management restructuring which occurred in May 1995. Interest expense decreased to $6,307 for the quarter ended May 31, 1996 compared to $45,242 for the quarter ended May 31, 1995, a decrease of 86%. This decrease was achieved by reducing margin positions with broker-dealers and by repaying bank debt in August 1995. General and administrative expenses decreased to $193,170 for the quarter ended May 31, 1996 compared to $300,720 for the quarter ended May 31, 1995, a decrease of 36%. This decrease is primarily the result of reductions in fees for professional services and the elimination of certain promotional programs in conjunction with the management restructuring effective in May, 1995.

Liquidity and Capital Resources

Approximately 10% of the value of the Company's trading portfolio is comprised of small bank stocks which are thinly traded and there can be no assurance that active markets will develop. The failure of such markets to develop could negatively affect the Company's operations and financial condition. Approximately 90% of the Company's trading portfolio is readily marketable, providing a high degree of liquidity. Investments in bank securities traded on national securities markets and securities not traded on national securities markets, but with readily ascertainable market values are valued at market value. Other bank securities for which market quotations are not readily available, due to infrequency of transactions, are valued at fair value as determined in good faith by management of the Company. While management employs objective criteria to ascertain these values, there is no independent benchmark by which the values assigned by management can be judged.

As of May 31, 1996 the Company had working capital of approximately $7,465,000 compared to approximately $6,400,000 as of May 31, 1995. Working capital includes cash, securities owned and accounts and notes receivable, net of all liabilities. The Company has no long term debt.

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

At May 31, 1996 the Company had no short security positions. Short security positions do not expose the Company to credit risk since the counterparty is not obligated to perform.

At May 31, 1996 the Company had not written any option contracts. Short option positions do not expose the Company to credit risk since the counterparty is not obligated to perform.

The Company did not own any options as of May 31, 1996. The Company did not experience any credit losses due to the failure of any counterparties to perform during the quarter ended May 31, 1996. Senior management of the Company is responsible for reviewing trading positions, exposures, profits and losses, trading strategies and hedging strategies on a daily basis.

The Company's most significant industry concentration, which arises within its normal course of business activities, is with financial institutions for bank securities transactions and with Options Clearing Corporation for option contracts. The most significant concentration of financial instruments is in Midwest and California bank stocks and option contracts in bank indices.

Historically, the operations of the Company have been funded by returns on investments, raising of capital, and limited bank financing. Management believes that the Company's existing resources, including available cash and cash provided by operating activities, will be sufficient to satisfy its working capital requirements in the foreseeable future. However, no assurance can be given that additional funds will not be required. To the extent that returns on investments are less than or expenses are greater than anticipated, the Company may be required to reduce its activities, liquidate inventory or seek additional financing. This financing may not be available on acceptable terms, if at all. No significant capital expenditures are expected in the foreseeable future, except that the Company is committed to upgrading its portfolio management software. The license fee, installation consulting and sales taxes for this software will cost $36,000 with an annual maintenance fee of $6,000. Working capital will be used to fund these expenditures.

Impact of Inflation and Other Factors

The Company's operations have not been significantly affected by inflation. The Revenue Reconciliation Act of 1993 includes Mark-to-Market Rules which essentially require dealers in securities to include unrealized gains on the trading portfolio, in taxable income for income tax purposes. The Revenue Reconciliation Act of 1993 was effective for the Company's tax year beginning March 1, 1993. Unrealized gains on inventory as of February 28, 1993 will be reported as taxable income over five years. Securities held for investment rather than inventory are not subject to the Mark-to- Market Rules. In light of the Company's net operating loss carried forward, the Mark-to-Market Rules currently are not expected to have a significant impact on operations. However, after the net operating loss carried forward, currently available to the Company, is fully utilized, these Rules could have a materially adverse impact on the Company's cash flow.

            HEARTLAND GROUP OF COMPANIES, INC. AND SUBSIDIARIES

                                  PART II

                             OTHER INFORMATION

Item 1.  Legal Proceedings -                      None

Item 2.  Changes in Securities -                  None

Item 3.  Defaults Upon Senior Securities -        None

Item 4.  Submission of Matters to a Vote of
        Security Holders -                        None

Item 5.  Other Information -                      None

Item 6.  Exhibits and Reports on Form 8-K
       a)  Furnish the exhibits required by
            Item 601 of Regulation S-B -          None

       b)  Reports on Form 8-K -                  None

                                SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  HEARTLAND GROUP OF COMPANIES, INC.

                             (Registrant)


Date      July 3, 1996                  /S/ Michael E. Guirlinger

                                        Michael E. Guirlinger
                                        President, Treasurer and Chief
                                        Executive Officer




Date      July 3, 1996                  /S/ Jeffrey C. Barton

                                        Jeffrey C. Barton
                                        Chief Financial Officer