Form 10QSB
period 1996-08-31
HEARTLAND GROUP OF COMPANIES INC
filed 1996-10-11
CIK 909108

U.S. Securities and Exchange Commission
                           Washington D.C. 20549

                                Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
  For the quarterly period ended            August 31, 1996

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

  State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 1996:
     CLASS                              NUMBER OF SHARES
Class A shares, No Par Value                 7,811,677
Class C shares, No Par Value                   600,000

         TRADITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE)

     Yes     X                               No


            HEARTLAND GROUP OF COMPANIES, INC. AND SUBSIDIARIES

                                   INDEX

                                                          PAGE

Part I Financial Information:

     Item 1.  Consolidated Financial Statements             3-7

     Notes to Consolidated Financial Statements             8-17

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                   18-23

Part II Other Information:

     Item  1 through Item 6                                 24

Signatures                                                  25

            HEARTLAND GROUP OF COMPANIES, INC. AND SUBSIDIARIES

                                  PART I

                           FINANCIAL INFORMATION

ITEM 1.   Financial Statements

The accompanying consolidated financial statements of Heartland Group of Companies, Inc. are unaudited but, in the opinion of management, reflect all adjustments (which include only normal recurring accruals) necessary to present fairly such information for the periods and at the dates indicated and to make the consolidated financial statements not misleading. The results of operations for the six months ended August 31, 1996 may not be indicative of the results of operations for the year ending February 28, 1997. Since the accompanying consolidated financial statements have been prepared in accordance with Item 310 of Regulation S-B, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Annual Report.

HEARTLAND GROUP of COMPANIES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
AS OF AUGUST 31, 1996
(UNAUDITED)

ASSETS
Cash                                                        $     94,479
Securities owned:
  Marketable equity securities, at market value                6,759,275
  Not readily marketable equity securities
    Banc Stock Exchange of America, at tangible net book value   457,410
    Other, at estimated fair value                               876,123
Accounts receivable:
  Brokers and other                                               13,896
  Affiliates                                                      18,494
  Pending securities settlements                                 100,866
Notes and interest receivable:
  Former officer                                                  62,661
  Brokers                                                        121,174
Property & equipment, net of accumulated depreciation $159,300   100,905
Goodwill, net of accumulated amortization of $176,416            453,465
Deposits and other                                                85,750

    Total assets                                            $  9,144,497

LIABILITIES

Margin accounts payable to broker-dealers                   $    555,671

Accounts payable to broker-dealers and other                       6,176

Accrued expenses                                                 211,458

    Total liabilities                                            773,305

SHAREHOLDERS' EQUITY

Preference stock, 50,000,000 shares authorized,                    -
    none issued or outstanding
Common stock:
  Class A, no par value, 149,280,000 shares
    authorized, 8,114,762 shares issued
    and 7,811,677 shares outstanding                           9,102,556
  Class C, no par value, 600,000 shares
    authorized, issued and outstanding                                 -
  Treasury stock, at cost
    (303,085 Class A shares)                                    (385,454)
Retained deficit                                                (345,910)

    Total shareholders' equity                                 8,371,192

    Total liabilities and shareholders' equity              $  9,144,497


The accompanying notes are an integral part of these consolidated financial statements



HEARTLAND GROUP of COMPANIES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS of OPERATIONS
FOR THE THREE MONTHS and SIX MONTHS ENDED AUGUST 31, 1996 and 1995

(UNAUDITED)




                                  6  Months Ended         3 Months Ended
                               AUGUST 1996 AUGUST 1995 AUGUST 1996 AUGUST 1995
REVENUES:
  Principal transactions:
     Trading portfolio          $  762,938 $  646,844 $  362,155 $  407,138
     Banc Stock Exchange of America  3,970      8,640      6,900     13,880
  Commission revenue               663,683    389,741    425,643    264,140
  Agency Fees                       14,270       -        14,270       -
  Dividends                         66,278     73,836     44,705     36,877
  Interest                          18,480     22,383      9,049     10,843

     Total revenues              1,529,619  1,141,444    862,722    732,878

EXPENSES:
  Brokers' commission              357,264    185,972    236,770    143,996
  Salaries, benefits & payroll tax 185,145    205,144     89,475    101,777
  Interest                          20,056     71,396     13,749     26,154
  General and administrative       437,145    548,946    243,975    248,226

     Total expenses                999,610  1,011,458    583,969    520,153

INCOME  BEFORE TAXES               530,009    129,986    278,753    212,725

INCOME TAX PROVISION                   -            -            -            -

NET INCOME                      $  530,009 $  129,986 $  278,753 $  212,725

  WEIGHTED AVERAGED SHARES,
     COMMON AND COMMON
     STOCK EQUIVALENTS           8,411,677  8,401,547  8,411,677  8,410,250

  PRIMARY AND FULLY DILUTED
     EARNINGS
     PER COMMON SHARE           $     0.06 $     0.02 $     0.03 $     0.03



The accompanying notes are an integral part of these consolidated financial statements



 HEARTLAND GROUP of COMPANIES, INC. and SUBSIDIARIES
 CONSOLIDATED STATEMENTS of CHANGES in SHAREHOLDERS' EQUITY
 FOR THE SIX MONTHS ENDED AUGUST 31, 1996



                                                       Retained
                                             Treasury  Earnings
                           Class A   Class C Stock     (Deficit)   Total

Balance February 29, 1996 $9,102,556    -   ($385,454) ($875,919) $7,841,183

Net income                     -        -        -       530,009     530,009


Balance August 31, 1996   $9,102,556    -    ($385,454) ($345,910) $8,371,192


The accompanying notes are an integral part of these consolidated financial statements



HEARTLAND GROUP of COMPANIES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS of CASH FLOWS
FOR THE SIX MONTHS ENDED AUGUST 31, 1996 and 1995


                                                      1996        1995
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $   530,009 $   129,986
   Adjustments to reconcile net income
     to net cash provided by (used in) operating activities:
     Depreciation and amortization                    32,104      55,625
     Unrealized gain on investment in Banc Stock
       Exchange of America                            (3,970)     (8,640)
     (Increase) decrease in certain assets-
       Accounts receivable                           (52,812)   (177,302)
       Investments, net                           (1,335,172)  1,864,565
       Other assets                                   (2,956)      3,864
     Increase (decrease) in certain liabilities-
       Accounts payable to broker-dealers and other  (26,955)   (194,441)
       Accrued expenses and other                     27,932       1,245
       Securities sold under agreement to repurchase   -        (188,765)
       Securities sold, not yet purchased              -        (164,800)
         Net cash provided by (used in) operations  (831,819)  1,321,337

CASH FLOWS FROM INVESTING ACTIVITIES:
   Collections of notes receivable                    36,300      90,979
   Issuance of notes receivable                       (7,070)    (53,919)
   Purchase of property and equipment                (28,989)    (20,089)
         Net cash  provided by investing activities      241      16,971

CASH FLOWS FROM FINANCING ACTIVITIES:
   Margin accounts payable to broker-dealers         498,843  (1,018,382)
   Sale of treasury stock                              -          30,830
   Repayment of bank debt                              -        (654,108)
   Advances from affiliates                          333,153     372,803
   Advances to affiliates                           (311,277)   (133,728)
      Net cash (used) provided by financing          520,719  (1,402,585)
NET DECREASE  IN CASH                               (310,859)    (64,277)
CASH, BEGINNING OF PERIOD                            405,338     267,762

CASH, END OF PERIOD                              $    94,479 $   203,485


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                      1996        1995
   Cash paid during the period for:
     Interest                                    $    20,056 $    71,396


The accompanying notes are an integral part of these consolidated financial statements



HEARTLAND GROUP OF COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 1996


(1)  ORGANIZATION AND NATURE OF BUSINESS

     Heartland Group of Companies, Inc. (the Company or HGC) is a Florida corporation incorporated in April, 1990. The Company was organized for the purpose of investing in financial services companies (such as stock brokerage companies) as well as trading and investing in minority interests of independent bank stocks.

     Buckeye Bancstocks, Inc., an Ohio corporation established in 1977, is a wholly-owned subsidiary of HGC and an intrastate broker-dealer trading primarily in Ohio bank stocks.

     Heartland Advisory Group, Inc. (HAG), an Ohio corporation, a wholly-owned subsidiary of HGC, is a registered investment advisor and is licensed to provide money management services.

     Banc Stock Financial Services, Inc. (BSFS), an Ohio corporation, is a wholly-owned subsidiary of HAG and is an NASD registered broker-dealer specializing in the trading of bank stocks and other investment vehicles. BSFS is also registered with the Securities and Exchange Commission and the securities commissions of sixteen states, including Ohio. BSFS trades securities on a fully-disclosed basis and clears customer transactions through an unaffiliated broker-dealer which also maintains the customer accounts. BSFS derives a significant portion of its revenue from providing private portfolio management and brokerage services.

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

     The Banc Stock Exchange of America (BSA) is establishing an electronic information exchange. BSA is under common management with HGC. HGC currently holds 16% of the outstanding Class A shares of BSA. HGC values their investment in BSA at BSA's tangible net book value. BSA's primary asset is a portfolio of bank stocks.

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

     Treasury Stock

     As of August 31, 1996, Buckeye Bancstocks held 206,240 HGC Class A shares. These shares are treated as treasury stock for financial reporting purposes.

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

(4)  SECURITIES OWNED

     Marketable equity securities at August 31, 1996 consist of bank stocks at market value, as follows:

       Traded on national securities markets       $4,313,948
       Not traded on national securities
         markets, but with readily ascertainable
         market value                               2,445,327

               Total marketable equity
                 securities                        $6,759,275

     The Company, at any given time, may have a significant amount of its securities owned and related income generated from a few specific bank stocks. As of August 31, 1996 the Company had investments in one bank stock amounting to 13% of its marketable equity securities.

     Securities not readily marketable include securities for which there is no market on a securities exchange and no independent publicly quoted market. These securities at August 31, 1996 were as follows:

                                             Value        Cost

     Banc Stock Exchange of America       $  457,410    $ 75,000

     Bank stocks not readily marketable      876,123     746,159

                                           $1,333,533   $821,159


     As of August 31, 1996, the Company had investments in two bank stocks amounting to 42% and 15%, of its Bank stocks not readily marketable.

(5)  MARGIN ACCOUNTS PAYABLE TO BROKER-DEALERS

     The Company maintains margin account balances due to unaffiliated broker-dealers bearing interest at variable rates which averaged 7.5% at August 31, 1996. These margin accounts are secured by the respective securities held by broker-dealers. The market value of the securities held by broker-dealers was $3,330,535 at August 31, 1996.

(6)  RELATED PARTY TRANSACTIONS

     Receivables from Officer

     At August 31, 1996, the Company has a demand note receivable from a former officer which is collateralized by stock of HGC. Under a Trust established by this former officer, collateralized stock will be liquidated to repay the debt. In addition, the Company has accounts receivable due from a former officer and affiliates which are non-interest bearing.

     Securities Transactions

     The Company purchases from and sells securities owned, to BSA at the prevailing market price at the time of the transaction. For the six months ended August 31, 1996 the Company made purchases of $33,875 from BSA and sales of $239,042 to BSA. There were no purchases from or sales to BSA for the six months ended August 31, 1995.

     Operating Expenses

     The Company and BSA are under common management. Certain expenses are paid by the Company and allocated to BSA based upon predetermined percentages as approved by the officers of the Companies. Operating expenses in the allocation are primarily salaries and benefits. Total expenses allocated to BSA were $40,006 and $45,380 for the six months ended August 31, 1996 and 1995, respectively.

(7)  INCOME TAXES

     The Company files a consolidated Federal income tax return. It is the policy of the Parent to allocate the consolidated tax provision to subsidiaries as if each subsidiary's tax liability or benefit were determined on a separate company basis. As part of the consolidated group, subsidiaries transfer to the Parent their current Federal tax liability or assets.

     There are no consolidated tax provisions for the six months ended August 31, 1996 and 1995, due to utilization of NOL carryforwards, for which a valuation allowance had been previously provided.

(8)  OPERATING LEASES

     The Company leases certain facilities, a vehicle and office equipment under operating leases. Total lease expenses were approximately $45,000 for the six months ended August 31, 1996 and $48,000 for the six months ended August 31, 1995. The future minimum lease payments under these leases are as follows:

                                                       Amount
          Year ending February 29, 1998              $  58,000
          Year ending February 28, 1999                 13,000
                                                     $  71,000

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

(10) REGULATORY REQUIREMENTS

     BSFS is subject to the uniform net capital rule of the Securities and Exchange Commission (Rule 15c3-1), which requires that the ratio of "aggregate indebtedness" to "net capital" not exceed 15 to 1 (as those terms are defined by the Rule). BSFS had net capital of $639,725 as of August 31, 1996, which was in excess of its required minimum net capital of $100,000. The ratio of aggregate indebtedness to net capital was .19 to 1 as of August 31, 1996. BSFS is also subject to regulations of the District of Columbia and sixteen states in which it is registered as a licensed broker-dealer.

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

     In the normal course of business, the Company periodically sells securities not yet purchased (short sales) for its own account and writes options. The establishment of short positions and option contracts expose the Company to off-balance sheet market risks in the event prices change, as the Company may be obligated to cover such positions at a loss. A short security position does not expose the Company to credit risk since the counterparty is not obligated to perform. At August 31, 1996, the Company had no option contracts.
     When the Company writes option contracts, the market risk is usually hedged by countervailing contracts which limit the off-balance sheet market risk to an amount established by management. The option written does not expose the Company to credit risk since the counterparty is not obligated to perform.

     The Company's risk of loss in the event of counterparty default is limited to the fair value or the replacement cost on contracts in which the counterparty fails to perform. The Company further limits its exposure to loss on option contracts by only contracting with Options Clearing Corporation as the counterparty. The Company did not experience any credit losses due to the failure of any counterparties to perform during the six months ended August 31, 1996. Senior management of the Company is responsible for reviewing trading positions, exposures, profits and losses, trading strategies and hedging strategies on a daily basis.

     The Company's significant industry concentration, which arises within its normal course of business activities, are with financial institutions for bank securities transactions. Significant concentrations of financial instruments are in Midwest and California bank stocks.


ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Six Months Ended August 31, 1996, Compared to the Six Months Ended
August 31, 1995

Revenues for the six months ended August 31, 1996 increased to $1,529,619 compared to $1,141,444 for the six months ended August 31, 1995, an increase of 34%. This increase results primarily from increases in revenue from principal transactions and commission and management fee revenue.

Revenues from principal transactions involving the trading portfolio were $762,938 for the six months ended August 31, 1996 compared to $646,844 for the six months ended August 31, 1995, an increase of 18%. This represents an annual rate of return on the average portfolio of 22% for the six months ended August 31, 1996 compared to 18% for the six months ended August 31, 1995 due to strong performance of the trading portfolio during the first fiscal quarter ended May 31, 1996. Management believes these are normal fluctuations and do not necessarily indicate future trends.

Banc Stock Financial Services, Inc. (BSFS), the Company's NASD broker-dealer subsidiary, generated commission revenue of $663,683 for the six months ended August 31, 1996 compared to $389,741 for the six months ended August 31, 1995, an increase of 70%. BSFS continues to make a concerted effort to increase its level of business activity, especially portfolio management services.

Buckeye Bancstocks, the Company's intrastate broker-dealer subsidiary, generated agency fees of $14,270 for the six months ended August 31, 1996. These funds were earned by Buckeye in its capacity as agent for investors desiring to acquire BSA stock or shareholders desiring to sell their BSA shares. As an agent, Buckeye matched corresponding buyers or sellers. There were no comparable fees for the six months ended August 31, 1995. Buckeye does not expect to generate significant agency fees in the foreseeable future.

The Banc Stock Exchange of America, Inc. (BSA) is establishing an electronic information exchange. BSA is separately owned but under common management with the Company. The Company currently holds 16% of the outstanding common stock of BSA. The Company values its investment in BSA at BSA's tangible net book value since BSA is a development stage enterprise. The unrealized gain on this investment was $3,970 for the six months ended August 31, 1996 compared to an unrealized gain of $8,640 for the six months ended August 31, 1995. These gains in BSA's tangible net book value result from BSA incurring fewer expenses on its feasibility study than it earned from principal transactions involving its portfolio of bank stocks.

Operating expenses for the six months ended August 31, 1996 decreased to $999,610 compared to $1,011,458 for the six months ended August 31, 1995, a decrease of 1%. Brokers' commission expenses increased to $357,264 for the six months ended August 31, 1996 compared to $185,972 for the six months ended August 31, 1995, an increase of 92%. This percentage increase compares to the percentage increase in commission revenue of 70% and reflects management's decision to increase commissions paid to brokers to provide incentives to increase the level of business activity. Salaries, benefits, and payroll taxes decreased to $185,145 for the six months ended August 31, 1996 compared to $205,144 for the six months ended August 31, 1995, a decrease of 10%. This decrease reflects management restructuring which occurred in May 1995. Interest expense decreased to $20,056 for the six months ended August 31, 1996 compared to $71,396 for the six months ended August 31, 1995, a decrease of 72%. This decrease was achieved by reducing margin positions with broker-dealers and by repaying bank debt in August 1995. General and administrative expenses decreased to $437,145 for the six months ended August 31, 1996 compared to $548,946 for the six months ended August 31, 1995, a decrease of 20%. This decrease is primarily the result of reductions in fees for professional services and the elimination of certain promotional programs in conjunction with the management restructuring effective in May, 1995.

Quarter Ended August 31, 1996, Compared to the Quarter Ended August 31, 1995

Revenues for the quarter ended August 31, 1996 increased to $862,722 compared to $732,878 for the quarter ended August 31, 1995, an increase of 18%. This increase results primarily from an increases in commission and management fee revenue, offset by a decrease in revenue from principal transactions.

Banc Stock Financial Services, Inc. (BSFS), the Company's NASD broker-dealer subsidiary, generated commission revenue of $425,643 for the quarter ended August 31, 1996 compared to $264,140 for the quarter ended August 31, 1995, an increase of 61%. BSFS continues to make a concerted effort to increase its level of business activity, especially portfolio management services.

Revenues from principal transactions involving the trading portfolio were $362,155 for the quarter ended August 31, 1996 compared to $407,138 for the quarter ended August 31, 1995, a decrease of 11%. This represents an annual rate of return on the average portfolio of 20% for the quarter ended August 31, 1996 compared to 24% for the quarter ended August 31, 1995. Management believes these are normal fluctuations and do not necessarily indicate future trends.

Buckeye Bancstocks, the Company's intrastate broker-dealer subsidiary, generated agency fees of $14,270 for the quarter ended August 31, 1996.
These funds were earned by Buckeye in its capacity as agent for investors desiring to acquire BSA stock or shareholders desiring to sell their BSA shares. As an agent, Buckeye matched corresponding buyers or sellers. There were no comparable fees for the quarter ended August 31, 1995. Buckeye does not expect to generate significant agency fees in the foreseeable future.

The Banc Stock Exchange of America, Inc. (BSA) is establishing an electronic information exchange. BSA is separately owned but under common management with the Company. The Company currently holds 16% of the outstanding common stock of BSA. The Company values its investment in BSA at BSA's tangible net book value since BSA is a development stage enterprise. The unrealized gain on this investment was $6,900 for the quarter ended August 31, 1996 compared to an unrealized gain of $13,880 for the quarter ended August 31, 1995.
These gains in BSA's tangible net book value result from BSA incurring fewer expenses on its feasibility study than it earned from principal transactions involving its portfolio of bank stocks.

Operating expenses for the quarter ended August 31, 1996 increased to $583,969 compared to $520,153 for the quarter ended August 31, 1995, an increase of 12%. Brokers' commission expenses increased to $236,770 for the quarter ended August 31, 1996 compared to $143,996 for the quarter ended August 31, 1995, an increase of 64%. This percentage increase compares to the percentage increase in commission revenue of 61% and reflects management's decision to increase commissions paid to brokers to provide incentives to increase the level of business activity. Salaries, benefits, and payroll taxes decreased to $89,475 for the quarter ended August 31, 1996 compared to $101,777 for the quarter ended August 31, 1995, a decrease of 12%. This decrease reflects management restructuring which occurred in May 1995. Interest expense decreased to $13,749 for the quarter ended August 31, 1996 compared to $26,154 for the quarter ended August 31, 1995, a decrease of 47%. This decrease was achieved by reducing margin positions with broker-dealers and by repaying bank debt in August 31, 1995.

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

As of August 31, 1996 the Company had working capital of approximately $7,730,000 compared to approximately $6,600,000 as of August 31, 1995. Working capital includes cash, securities owned and accounts and notes receivable, net of all liabilities. The Company has no long term debt.

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

At August 31, 1996 the Company had no short security positions. Short security positions do not expose the Company to credit risk since the counterparty is not obligated to perform.

At August 31, 1996 the Company had not written any option contracts. Short option positions do not expose the Company to credit risk since the counterparty is not obligated to perform.

The Company did not own any options as of August 31, 1996. The Company did not experience any credit losses due to the failure of any counterparties to perform during the six months ended August 31, 1996. Senior management of the Company is responsible for reviewing trading positions, exposures, profits and losses, trading strategies and hedging strategies on a daily basis.

The Company's most significant industry concentration, which arises within its normal course of business activities, is with financial institutions for bank securities transactions. The most significant concentration of financial instruments is in Midwest and California bank stocks and option contracts in bank indices.

Historically, the operations of the Company have been funded by returns on investments, raising of capital, and limited bank financing. Management believes that the Company's existing resources, including available cash and cash provided by operating activities, will be sufficient to satisfy its working capital requirements in the foreseeable future. However, no assurance can be given that additional funds will not be required. To the extent that returns on investments are less than or expenses are greater than anticipated, the Company may be required to reduce its activities, liquidate inventory or seek additional financing. This financing may not be available on acceptable terms, if at all. No significant capital expenditures are expected in the foreseeable future, except that the Company is committed to upgrading its portfolio management software. The license fee, installation consulting and sales taxes for this software will cost $30,000 with an annual maintenance fee of $6,000. Working capital will be used to fund these expenditures.

Impact of Inflation and Other Factors

The Company's operations have not been significantly affected by inflation. The Revenue Reconciliation Act of 1993 includes Mark-to-Market Rules which essentially require dealers in securities to include unrealized gains on the trading portfolio, in taxable income for income tax purposes. The Revenue Reconciliation Act of 1993 was effective for the Company's tax year beginning March 1, 1993. Unrealized gains on inventory of the Company's broker-dealer subsidiaries, as of February 28, 1993, will be reported as taxable income over five years. Securities held for investment rather than inventory are not subject to the Mark-to-Market Rules. In light of the Company's net operating loss carried forward, the Mark-to-Market Rules currently are not expected to have a significant impact on operations. However, after the net operating loss carried forward, currently available to the Company, is fully utilized, these Rules could have a materially adverse impact on the Company's cash flow.

            HEARTLAND GROUP OF COMPANIES, INC. AND SUBSIDIARIES

                                  PART II

                             OTHER INFORMATION

Item 1.  Legal Proceedings -                      None

Item 2.  Changes in Securities -                  None

Item 3.  Defaults Upon Senior Securities -        None

Item 4.  Submission of Matters to a Vote of
        Security Holders -

The Annual Meeting of Shareholders was held June 6, 1996. The Shareholders voted on the following issues:

     a. Election of the Board of Directors. The following individuals were elected to serve on the board:

     Name of Director              Votes for      Votes withheld
     Larry A. Beres                7,702,898           64,100
     Robert K. Butner              7,704,098           62,900
     Michael E. Guirlinger         7,704,098           62,900
     James G. Mathias              7,704,098           62,900
     Sandra L. Quinn               7,704,098           62,900
     J. David Smith                7,704,098           62,900
     Harvey Thatcher               7,658,398          108,600
     L. Jean Thiergartner          7,672,785           94,213

     b. The election of Price Waterhouse LLP to serve as independent accountants. This issue was approved with 7,692,410 votes for, 7,400 votes against and 67,188 votes withheld.

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

                  HEARTLAND GROUP OF COMPANIES, INC.
                            (Registrant)


Date October 7, 1996               /S/ Michael E. Guirlinger
                                   Michael E. Guirlinger
                                   President, Treasurer and Chief
                                   Executive Officer




Date October 7, 1996               /S/ Jeffrey C. Barton
                                   Jeffrey C. Barton
                                   Chief Financial Officer

                          Financial Data Schedule