Form 10QSB
period 1996-11-30
HEARTLAND GROUP OF COMPANIES INC
filed 1997-01-13
CIK 909108

U.S. Securities and Exchange Commission
                           Washington D.C. 20549

                                Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
  For the quarterly period ended            November 30, 1996

     Commission file number        33-65292C

        HEARTLAND GROUP OF COMPANIES, INC., dba, BANC STOCK GROUP
          (Exact name of small business issuer as
               specified in its charter)

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
Yes  X     No

  State the number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 1996:
     CLASS                                         NUMBER OF SHARES
Class A shares, No Par Value                         7,931,677
Class C shares, No Par Value                           480,000

         TRADITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE)

     Yes     X                               No


         HEARTLAND GROUP OF COMPANIES, INC. AND SUBSIDIARIES, DBA
                            BANC STOCK GROUP

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

         HEARTLAND GROUP OF COMPANIES, INC. AND SUBSIDIARIES, DBA
                            BANC STOCK GROUP

                                  PART I

                           FINANCIAL INFORMATION

ITEM 1.   Financial Statements

The accompanying consolidated financial statements of Heartland Group of Companies, Inc., dba, Banc Stock Group are unaudited but, in the opinion of management, reflect all adjustments (which include only normal recurring accruals) necessary to present fairly such information for the periods and at the dates indicated and to make the consolidated financial statements not misleading. The results of operations for the nine months ended November 30, 1996 may not be indicative of the results of operations for the year ending February 28, 1997. Since the accompanying consolidated financial statements have been prepared in accordance with Item 310 of Regulation S-B, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Annual Report.

HEARTLAND GROUP of COMPANIES, INC. and SUBSIDIARIES, DBA,
BANC STOCK GROUP
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
AS OF NOVEMBER 30, 1996
(UNAUDITED)

ASSETS
Cash                                                        $     61,750
Securities owned:
  Marketable equity securities, at market value                7,862,320
  Not readily marketable equity securities
    Banc Stock Exchange of America, at tangible net book value   471,250
    Other, at estimated fair value                               673,251
Accounts receivable:
  Brokers and other                                               14,057
  Affiliates                                                      24,006
  Pending securities settlements                                 267,430
Notes and interest receivable:
  Former officer                                                  62,661
  Brokers                                                         91,524
Property and equipment, net of accumulated depreciation
     of $167,935                                                  94,446
Goodwill, net of accumulated amortization of $185,222            444,744
Deposits and other                                                83,788

    Total assets                                            $ 10,151,226

LIABILITIES

Margin accounts payable to broker-dealers                   $    897,902

Accounts payable to broker-dealers and other                      52,188

Accrued expenses                                                 283,256

    Total liabilities                                          1,233,346

SHAREHOLDERS' EQUITY

Preference stock, 50,000,000 shares authorized,                    -
    none issued or outstanding
Common stock:
  Class A, no par value, 149,280,000 shares
    authorized, 8,114,762 shares issued
    and 7,811,677 shares outstanding                           9,102,556
  Class C, no par value, 600,000 shares
    authorized, issued and outstanding                             -
  Treasury stock, at cost
    (303,085 Class A shares)                                    (385,454)
Retained earnings                                                200,778

    Total shareholders' equity                                 8,917,880

    Total liabilities and shareholders' equity              $ 10,151,226


The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND GROUP of COMPANIES, INC. and SUBSIDIARIES,DBA
BANC STOCK GROUP
CONSOLIDATED STATEMENTS of OPERATIONS
FOR THE THREE MONTHS and NINE MONTHS ENDED NOVEMBER 30, 1996 and 1995
(UNAUDITED)
                                                                              TO



                               9  Months Ended             3 Months Ended
                             NOV 1996     NOV 1995     NOV 1996      NOV 1995
REVENUES:
  Principal transactions:
     Trading portfolio     $1,527,413   $1,072,529     $764,475      $425,685
     Banc Stock Exchange
        of America             17,810       21,050       13,840        12,410
  Commission revenue          870,702      635,601      207,019       245,860
  Agency Fees                  14,430        -              160        -
  Dividends                    93,936       95,492       27,658        21,656
  Interest                     27,058       31,702        8,578         9,319

     Total revenues         2,551,349    1,856,374    1,021,730       714,930

EXPENSES:
  Brokers' commission         511,625      314,911      154,361       128,939
  Salaries, benefits and
     payroll taxes            284,781      294,708       99,636        89,564
  Interest                     33,505       79,563       13,449         8,167
  General and administrative  644,741      798,923      207,596       249,977

     Total expenses         1,474,652    1,488,105      475,042       476,647

INCOME  BEFORE TAXES        1,076,697      368,268      546,688       238,282

INCOME TAX PROVISION              -            -            -            -

NET INCOME                 $1,076,697     $368,268     $546,688      $238,282

  WEIGHTED AVERAGED SHARES,
     COMMON AND COMMON
     STOCK EQUIVALENTS      8,411,677    8,403,651    8,411,677     8,409,484

  PRIMARY AND FULLY DILUTED
     EARNINGS
     PER COMMON SHARE          $ 0.13       $ 0.04       $ 0.06        $ 0.03


The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND GROUP of COMPANIES, INC. and SUBSIDIARIES, DBA
BANC STOCK GROUP
CONSOLIDATED STATEMENTS of CHANGES in SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED NOVEMBER 30, 1996
(UNAUDITED)

                                                         Retained
                                              Treasury   Earnings
                       Class A    Class C     Stock      (Deficit)   Total

Balance Feb 29, 1996  $9,102,556     -       ($385,454) ($875,919) $7,841,183


Net income                 -         -            -      1,076,697  1,076,697


Balance Nov 30, 1996  $9,102,556     -       ($385,454)   $200,778 $8,917,880

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND GROUP of COMPANIES, INC. and SUBSIDIARIES, DBA
BANC STOCK GROUP
CONSOLIDATED STATEMENTS of CASH FLOWS
FOR THE NINE MONTHS ENDED NOVEMBER 30, 1996 and 1995
(UNAUDITED)
                                                      1996        1995
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $ 1,076,697   $ 129,986
   Adjustments to reconcile net income
     to net cash provided by (used in) operating activities:
     Depreciation and amortization                    49,459      55,625
     Unrealized gain on investment in Banc Stock
       Exchange of America                           (17,810)     (8,640)
     (Increase) decrease in certain assets-
       Accounts receivable                          (219,537)   (177,302)
       Investments, net                           (2,235,345)  1,864,565
       Other assets                                     (994)      3,864
     Increase (decrease) in certain liabilities-
       Accounts payable to broker-dealers and other   19,552    (194,441)
       Accrued expenses and other                     99,730       1,245
       Securities sold under agreement to repurchase   -        (188,765)
       Securities sold, not yet purchased              -        (164,800)
         Net cash provided by (used in) operating
            activities                            (1,228,248)  1,321,337

CASH FLOWS FROM INVESTING ACTIVITIES:
   Collections of notes receivable                    68,345      90,979
   Issuance of notes receivable                       (9,465)    (53,919)
   Purchase of property and equipment                (31,163)    (20,089)
         Net cash  provided by investing activities   27,717      16,971

CASH FLOWS FROM FINANCING ACTIVITIES:
   Margin accounts payable to broker-dealers         841,074  (1,018,382)
   Sale of treasury stock                              -          30,830
   Repayment of bank debt                              -        (654,108)
   Advances from affiliates                          652,914     372,803
   Advances to affiliates                           (637,045)   (133,728)
         Net cash (used) provided by financing
            activities                               856,943  (1,402,585)

NET DECREASE  IN CASH                               (343,588)    (64,277)

CASH, BEGINNING OF PERIOD                            405,338     267,762

CASH, END OF PERIOD                                 $ 61,750   $ 203,485


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                      1996        1995
   Cash paid during the period for:
     Interest                                       $ 33,505    $ 71,396


The accompanying notes are an integral part of these consolidated financial statements.

                HEARTLAND GROUP OF COMPANIES, INC., DBA,
                            BANC STOCK GROUP
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             NOVEMBER 30, 1996


(1)  ORGANIZATION AND NATURE OF BUSINESS

     Heartland Group of Companies, Inc., dba, Banc Stock Group (the Company or
     BSG) is a Florida corporation incorporated in April, 1990. The Company was organized for the purpose of investing in financial services companies (such as stock brokerage companies) as well as trading and investing in minority interests of independent bank stocks.

     Buckeye Bancstocks, Inc., an Ohio corporation established in 1977, is a wholly-owned subsidiary of BSG and an intrastate broker-dealer trading primarily in Ohio bank stocks.

     Heartland Advisory Group, Inc. (HAG), an Ohio corporation, a wholly-owned subsidiary of BSG, is a registered investment advisor and is licensed to provide money management services.

     Banc Stock Financial Services, Inc. (BSFS), an Ohio corporation, is a wholly-owned subsidiary of HAG and is an NASD registered broker-dealer specializing in the trading of bank stocks and other investment vehicles. BSFS is also registered with the Securities and Exchange Commission and the securities commissions of eighteen states, including Ohio. BSFS trades securities on a fully-disclosed basis and clears customer transactions through an unaffiliated broker-dealer which also maintains the customer accounts. BSFS derives a significant portion of its revenues from providing private portfolio management and brokerage services.

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

     The following is a summary of the Company's significant accounting policies:

     Principles of Consolidation

     The accompanying consolidated financial statements include the operations of BSG, Buckeye Bancstocks, HAG and BSFS. All intercompany transactions and balances have been eliminated in consolidation.

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

     The Banc Stock Exchange of America (BSA) is establishing an electronic information exchange. BSA is under common management with BSG. BSG currently holds 16% of the outstanding Class A shares of BSA. BSG values their investment in BSA at BSA's tangible net book value. BSA's primary asset is a portfolio of bank stocks.

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

     Treasury Stock

     As of November 30, 1996, Buckeye Bancstocks held 206,240 BSG Class A shares. These shares are treated as treasury stock for financial reporting purposes.

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

(4)  SECURITIES OWNED

     Marketable equity securities at November 30, 1996 consist of bank stocks at market value, as follows:

       Traded on national securities markets           $5,581,833
       Not traded on national securities
         markets, but with readily ascertainable
         market value                                   2,280,487

               Total marketable equity
                 securities                            $7,862,320

     The Company, at any given time, may have a significant amount of its securities owned and related income generated from a few specific bank stocks. As of November 30, 1996 the Company had investments in one bank stock amounting to 10% of its marketable equity securities.

     Securities not readily marketable include securities for which there is no market on a securities exchange and no independent publicly quoted market. These securities at November 30, 1996 were as follows:

                                             Value        Cost

     Banc Stock Exchange of America          $  471,250    $ 75,000

     Bank stocks not readily marketable         673,251     573,154

                                             $1,144,501    $648,154


     As of November 30, 1996, the Company had investments in two bank stocks amounting to 40% and 17%, of its Bank stocks not readily marketable.

(5)  MARGIN ACCOUNTS PAYABLE TO BROKER-DEALERS

     The Company maintains margin account balances due to unaffiliated broker-dealers bearing interest at variable rates which averaged 7.5% at November 30, 1996. These margin accounts are secured by the respective securities held by broker-dealers. The market value of the securities held by broker-dealers with margin account balances was $4,296,024 at November 30, 1996.

(6)  RELATED PARTY TRANSACTIONS

     Receivables from Officer

     At November 30, 1996, the Company has a demand note receivable from a former officer which is collateralized by stock of BSG. Under a Trust established by this former officer, collateralized stock will be liquidated to repay the debt. In addition, the Company has accounts receivable due from a former officer and affiliates which are non-interest bearing.

     Securities Transactions

     The Company purchases from and sells securities owned, to BSA at the prevailing market price at the time of the transaction. For the nine months ended November 30, 1996 the Company made purchases of $325,482 from BSA and sales of $353,572 to BSA. There were $29,500 in purchases from BSA with no sales to BSA for the nine months ended November 30, 1995.

     Operating Expenses

     The Company and BSA are under common management. Certain expenses are paid by the Company and allocated to BSA based upon predetermined percentages as approved by the officers of the Companies. Operating expenses in the allocation are primarily salaries and benefits. Total expenses allocated to BSA were $56,971 and $66,137 for the nine months ended November 30, 1996 and 1995, respectively.

(7)  INCOME TAXES

     The Company files a consolidated Federal income tax return. It is the policy of the Parent to allocate the consolidated tax provision to subsidiaries as if each subsidiary's tax liability or benefit were determined on a separate company basis. As part of the consolidated group, subsidiaries transfer to the Parent their current Federal tax liability or assets.

     There are no consolidated tax provisions for the nine months ended November 30, 1996 and 1995, due to utilization of NOL carryforwards, for which a valuation allowance had been previously provided.

(8)  OPERATING LEASES

     The Company leases certain facilities, a vehicle and office equipment under operating leases. Total lease expenses were approximately $74,000 for the nine months ended November 30, 1996 and $69,000 for the nine months ended November 30, 1995. The future minimum lease payments under these leases are as follows:

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

(10) REGULATORY REQUIREMENTS

     BSFS is subject to the uniform net capital rule of the Securities and Exchange Commission (Rule 15c3-1), which requires that the ratio of "aggregate indebtedness" to "net capital" not exceed 15 to 1 (as those terms are defined by the Rule). BSFS had net capital of $725,407 as of November 30, 1996, which was in excess of its required minimum net capital of $100,000. The ratio of aggregate indebtedness to net capital was .3 to 1 as of November 30, 1996. BSFS is also subject to regulations of the District of Columbia and eighteen states in which it is registered as a licensed broker-dealer.

     Buckeye Bancstocks is required by the Ohio Division of Securities to maintain an "allowable net worth" of $25,000. BSG has guaranteed this allowable net worth.

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

     In the normal course of business, the Company periodically sells securities not yet purchased (short sales) for its own account and writes options. The establishment of short positions and option contracts expose the Company to off-balance sheet market risks in the event prices change, as the Company may be obligated to cover such positions at a loss. A short security position does not expose the Company to credit risk since the counterparty is not obligated to perform. At November 30, 1996, the Company had no short security positions, the Company had not written any option contracts, and the
     Company did not own any options.   When the Company writes option
     contracts, the market risk is usually hedged by countervailing contracts which limit the off-balance sheet market risk to an amount established by management. The option written does not expose the Company to credit risk since the counterparty is not obligated to perform.

     The Company's risk of loss in the event of counterparty default is limited to the fair value or the replacement cost on contracts in which the counterparty fails to perform. The Company further limits its exposure to loss on option contracts by only contracting with Options Clearing Corporation as the counterparty. The Company did not experience any credit losses due to the failure of any counterparties to perform during the nine months ended November 30, 1996. Senior management of the Company is responsible for reviewing trading positions, exposures, profits and losses, trading strategies and hedging strategies on a daily basis.

     The Company's significant industry concentration, which arises within its normal course of business activities, is with financial institutions for bank securities transactions. Significant concentrations of financial instruments are in Midwest and California bank stocks.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Nine Months Ended November 30, 1996, Compared to the Nine Months Ended November 30, 1995

Revenues for the nine months ended November 30, 1996 increased to $2,551,349 compared to $1,856,373 for the nine months ended November 30, 1995, an increase of 37%. This increase results primarily from increases in revenue from principal transactions and commission and management fee revenue.

Revenues from principal transactions involving the trading portfolio were $1,527,413 for the nine months ended November 30, 1996 compared to $1,072,529 for the nine months ended November 30, 1995, an increase of 42%. This represents an annual rate of return on the average portfolio of 27% for the nine months ended November 30, 1996 compared to 21% for the nine months ended November 30, 1995 due to strong performance of the trading portfolio. The portfolio performance achieved in the past may not necessarily be indicative of future performance.

Banc Stock Financial Services, Inc. (BSFS), the Company's NASD broker-dealer subsidiary, generated commission revenue of $870,702 for the nine months ended November 30, 1996 compared to $635,601 for the nine months ended November 30, 1995, an increase of 37%. BSFS continues to make a concerted effort to increase its level of business activity, especially portfolio management services.

Buckeye Bancstocks, the Company's intrastate broker-dealer subsidiary, generated agency fees of $14,430 for the nine months ended November 30, 1996. These funds were earned by Buckeye in its capacity as agent for investors desiring to acquire BSA stock or shareholders desiring to sell their BSA shares. As an agent, Buckeye matched corresponding buyers or sellers.
Agency Fees revenue received by the Company corresponds to payments made to Brokers classified as Brokers' commission. There were no comparable fees for the nine months ended November 30, 1995. Buckeye does not expect to generate significant agency fees in the foreseeable future.

The Banc Stock Exchange of America, Inc. (BSA) is establishing an electronic information exchange. BSA is separately owned but under common management with the Company. The Company currently holds 16% of the outstanding common stock of BSA. The Company values its investment in BSA at BSA's tangible net book value since BSA is a development stage enterprise. The unrealized gain on this investment was $17,810 for the nine months ended November 30, 1996 compared to an unrealized gain of $21,050 for the nine months ended November 30, 1995. These gains in BSA's tangible net book value result from BSA incurring fewer expenses on its feasibility study than it earned from principal transactions involving its portfolio.

Operating expenses for the nine months ended November 30, 1996 decreased to $1,474,652 compared to $1,488,105 for the nine months ended November 30, 1995, a decrease of 1%. Brokers' commission expenses increased to $511,625 for the nine months ended November 30, 1996 compared to $314,912 for the nine months ended November 30, 1995, an increase of 62%. This percentage increase compares to the percentage increase in commission revenue of 37% and reflects management's decision to increase commissions paid to brokers to provide incentives to increase the level of business activity. Salaries, benefits, and payroll taxes decreased to $284,781 for the nine months ended November
30, 1996 compared to $294,708 for the nine months ended November 30, 1995, a decrease of 3%. This decrease reflects management restructuring which occurred in May 1995. Interest expense decreased to $33,505 for the nine months ended November 30, 1996 compared to $79,563 for the nine months ended November 30, 1995, a decrease of 58%. This decrease was achieved by reducing margin positions with broker-dealers and by repaying bank debt in August
1995. General and administrative expenses decreased to $644,741 for the nine months ended November 30, 1996 compared to $798,923 for the nine months ended November 30, 1995, a decrease of 19%. This decrease is primarily the result of reductions in fees for professional services and the elimination of certain promotional programs in conjunction with the management restructuring effective in May, 1995.

Quarter Ended November 30, 1996, Compared to the Quarter Ended November 30,
1995

Revenues for the quarter ended November 30, 1996 increased to $1,021,730 compared to $714,930 for the quarter ended November 30, 1995, an increase of 43%. This increase results primarily from increases in revenue from principal transactions involving the trading portfolio.

Revenues from principal transactions involving the trading portfolio were $764,475 for the quarter ended November 30, 1996 compared to $425,685 for the quarter ended November 30, 1995, an increase of 80%. This represents an annual rate of return on the average portfolio of 38% for the quarter ended November 30, 1996 compared to 27% for the quarter ended November 30, 1995 due to strong performance of the trading portfolio. The portfolio performance achieved in the past may not necessarily be indicative of future performance.

Operating expenses for the quarter ended November 30, 1996 decreased to $475,042 compared to $476,647 for the quarter ended August 31, 1995, a decrease of less than 1%. Brokers' commission expenses increased to $154,361 for the quarter ended November 30, 1996 compared to $128,939 for the quarter ended November 30, 1995, an increase of 20%. This increase was offset by decreases in general and administrative expenses. General and administrative expenses decreased to $207,596 for the quarter ended November 30, 1996 compared to $249,977 for the quarter ended November 30, 1995, a decrease of 17%. This decrease was achieved by passing clearing costs to clients that were formerly absorbed by the Company and reductions in legal fees and consulting costs.

Liquidity and Capital Resources

Approximately 8% of the value of the Company's trading portfolio is comprised of small bank stocks which are thinly traded and there can be no assurance that active markets will develop. The failure of such markets to develop could negatively affect the Company's operations and financial condition. Approximately 92% of the Company's trading portfolio is readily marketable, providing a high degree of liquidity. Investments in bank securities traded on national securities markets and securities not traded on national securities markets, but with readily ascertainable market values are valued at market value. Other bank securities for which market quotations are not readily available, due to infrequency of transactions, are valued at fair value as determined in good faith by management of the Company. While management employs objective criteria to ascertain these values, there is no independent benchmark by which the values assigned by management can be judged.

As of November 30, 1996 the Company had working capital of approximately $8,290,000 compared to approximately $6,885,000 as of November 30, 1995. Working capital includes cash, securities owned and accounts and notes receivable, net of all liabilities. The Company has no long term debt.

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

At November 30, 1996 the Company had no short security positions, the Company had not written any option contracts, and the Company did not own any options. The Company did not experience any credit losses due to the failure of any counterparties to perform during the nine months ended November 30, 1996. Senior management of the Company is responsible for reviewing trading positions, exposures, profits and losses, trading strategies and hedging strategies on a daily basis.

The Company's most significant industry concentration, which arises within its normal course of business activities, is with financial institutions for bank securities transactions. The most significant concentration of financial instruments is in Midwest and California bank stocks.

The operations of the Company are funded primarily by revenue from the trading portfolio and commission revenue. Management believes that the Company's existing resources, including available cash and cash provided by operating activities, will be sufficient to satisfy its working capital requirements in the foreseeable future. However, no assurance can be given that additional funds will not be required. To the extent that returns on investments are less than or expenses are greater than anticipated, the Company may be required to reduce its activities, liquidate inventory or seek additional financing. This financing may not be available on acceptable terms, if at all. No significant capital expenditures are expected in the foreseeable future.

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

         HEARTLAND GROUP OF COMPANIES, INC. AND SUBSIDIARIES,  DBA
                            BANC STOCK GROUP

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

    HEARTLAND GROUP OF COMPANIES, INC., DBA, BANC STOCK GROUP
                        (Registrant)


Date January 13, 1996         /S/ Michael E. Guirlinger
                              Michael E. Guirlinger
                              President, Treasurer and Chief
                              Executive Officer




Date January 13, 1996         /S/ Jeffrey C. Barton
                              Jeffrey C. Barton
                              Chief Financial Officer

                          Financial Data Schedule