Form 10KSB
period 1997-02-28
HEARTLAND GROUP OF COMPANIES INC
filed 1997-05-01
CIK 909108

U.S. Securities and Exchange Commission
                           Washington, D.C.  20549
                                   Form 10-KSB

(Mark One)

     [X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
     For the fiscal year ended    February 28, 1997

     [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
     For the transition period from              to

     Commission file number          33-65292C
     Heartland Group of Companies, Inc., dba, THE BANC STOCK GROUP
             (Name of small business issuer in its charter)

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



     Securities registered under Section 12(g) of the Exchange A


                          (Title of class)

                          (Title of class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer's revenues for its most recent fiscal year $3,965,423

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of March 31, 1997: 7,931,717 Class A shares
          @ Bid of       $1.9375  = $15,367,701
          @ Asked of   $2.125    = $16,854,898

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 1997:
          Class A Shares: 7,931,717
          Class C Shares:    480,000

                                          PART I

ITEM 1:   Description of Business

General

The Heartland Group of Companies, Inc., dba, The Banc Stock Group (the "Company") is a Florida corporation incorporated in April, 1990. The Company was organized for the purpose of investing in financial services companies (such as stock brokerage companies) and to acquire minority interests in independent community banks. The Company has three wholly-owned subsidiary operating companies.

Banc Stock Financial Services, Inc. (BSFS), an Ohio corporation, is an NASD broker/dealer specializing in the trading and brokerage of bank stocks nationwide. BSFS is registered with the SEC and the Securities Commissions in Alabama, Arizona, California, Florida, Georgia, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Virginia, West Virginia and the District of Columbia. BSFS trades securities on a fully-disclosed basis (i.e., BSFS does not hold customer securities or funds but, rather, "clears" each transaction through a clearing broker). BSFS clears its transactions through Mesirow Financial, Inc., Chicago, Illinois.

Heartland Advisory Group, Inc., an Ohio corporation ("HAG") is a Registered Investment Advisor offering managed accounts to qualified investors. Buckeye Bancstocks is an Ohio corporation established in 1977 to act as a broker-dealer trading in Ohio bank stocks.

The Company operates primarily as a holding company with broker/dealer operations conducted by BSFS and Buckeye Bancstocks and investment advisory services provided by HAG. References to the Company also include references to BSFS, HAG and Buckeye Bancstocks.

Market Making and Brokerage Activities

The primary business of the Company is the marketing and trading of bank stocks through its brokerage subsidiaries. For the foreseeable future, the Company intends to utilize the experience of its management to acquire and market a diversified portfolio of small and medium cap bank stocks. At any given time, the Company may have a significant amount of its investments and related income generated from a few specific bank stocks. As of February 28, 1997, the Company had no single investment representing more than 10% of the marketable equitable securities of the Company at that time.

Historically, through its brokerage subsidiaries, the Company has recommended that its customers purchase those bank stocks which the Company believes to be most likely to show an increase in value over both the short and the long term. Market making and trading has been done primarily through BSFS.

Management of the Company believes that the bank stocks which have historically shown the largest long term market value increases have certain characteristics in common. These include: (a) county seat banks with more than $50,000,000 but less than $5,000,000,000 in assets; (b) banks with strong capital (capital/assets ratios of 8% or more); (c) banks with high earnings (return on equity of 12% or more); and (d) banks with low loan losses (less than .5% of loans declared uncollectible and lost each year). Through its brokerage subsidiaries and its research capabilities and experience, the Company endeavors to identify banks meeting this profile. The Company researches the entire U.S. market for these bank stocks. Although these stocks are listed on a variety of over-the-counter markets, including the National Quotation Bureau "Pink Sheets", NASD Bulletin Board, NASDAQ Small-Cap Issues, NASDAQ National Market System, AMEX and NYSE, there can be no assurances that the stock of such banks will be available for sale or show price increases if they are acquired.

The rate of mergers of banks has accelerated during the last ten years, partially as a result of statewide branching and nationwide branching law changes. Many mergers have occurred to some degree as a result of such banking law changes. Bank stock prices in the open market have also increased significantly. Many mergers are accomplished at prices which represent a premium over the trading price of the stock. As a result, many investment professionals have begun to notice and purchase these bank stocks, resulting in substantial increases in the trading volume for these securities.

In June 1993, the Company began to emphasize its retail sales and money management activities through BSFS. While BSFS has had this capability for some time, the Company began to actively market the establishment of discretionary client accounts with BSFS, which enables the Company to more quickly move client funds in response to changes in the market for bank stocks. The Company believes that by administering discretionary accounts, it will be able to better serve its clientele by more rapidly responding to market fluctuations while at the same time continuing to generate significant fee income for the Company from both discretionary and non-discretionary accounts.

There can be no assurance that the Company will be successful in predicting increases or in evaluating and recommending bank stocks.

Market Research

The Company's brokerage subsidiaries compile extensive research on small and medium cap banks. The Company evaluates profit potential of these banks stocks over one, three, five, and ten year horizons. The Company develops a Bank Presentation or Profile which highlights: financial performance, peer group comparison, and geographic and demographic market factors. The criteria utilized to evaluate these stocks include, but are not limited to:

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

     5.   Risk:   Limiting, not eliminating risk is an important
          consideration. The Company seeks the shares of banks that experience low loan losses, has strict loan guidelines, and make an effort to know their customers.

     6.   Ownership:   The Company seeks well run banks where there is
          significant insider ownership. The Company believes that ten to forty percent ownership in the hands of management, the Board, and local shareholders, encourages market share growth, responsibility to the bottom line, and a customer oriented culture.

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

     9.   Markets:   The Company's portfolio is generally made up of stocks
          that trade on the National Quotation Bureau "Pink Sheets", NASD Bulletin Board, NASDAQ Small-Cap Issues, NASDAQ National Market System, and occasionally the AMEX and NYSE.

Competition

National and large regional brokers tend not to emphasize the markets in which the Company specializes because of the relatively small size of the banks and the towns in which they are headquartered and because the stock of those institutions is usually thinly covered by researchers and inactively traded. Consequently, the major competition in the area of bank stock marketing has been the regional brokers in its market states. These include:
Elmer E. Powell, Hoefer & Arnett, Sutro & Co., Howe Barnes, Ferris Baker, Stifel Nicolas, Ryan Beck, and Hill Thompson. The Company's extensive experience in Ohio, the large number of prospects banks in other states, and its unique method of retail marketing causes the Company's management to believe that the Company will continue to be successful in identifying and acquiring stock portfolios which match its targets.

Historically, the Company's brokerage subsidiaries have been consulted by banks primarily as stock marketing problem solvers and are now being invited into markets as market makers. Although the Company probably has more competition to buy and sell stock now than at any time in its history, management believes that, because of the experience of the brokerage subsidiaries in this specialized market, the Company will continue to experience success in its areas of operations.

Accounts

Through its brokerage subsidiaries, the Company establishes both trading accounts and buy-hold accounts. In the trading accounts, the Company buys positions in four to ten banks at any given time with an intent to resell such shares. Any stock bought for the trading account will typically be resold within nine to twenty-four months after its acquisition, whether at wholesale (to other brokers) or at retail to the Company's clients. The Company also establishes buy-hold accounts in which it acquires positions in bank stocks that are held while the Company assists the bank in developing a market for such stocks. Market development usually takes from nine to twenty-four months or more. After the development of a market, stocks held in the buy-hold account are sold either at retail or at wholesale or held for long term investment. The Company acquires securities from a variety of sources including other brokers, individuals and estates. The Company maintains margin account balances due to broker/dealers bearing interest at variable rates which, at February 28, 1997, averaged 7.5%. These margin accounts are secured by the respective securities held by broker/dealers. The market value of the securities held by broker/dealers with margin balances was approximately $4,493,000 at February 28, 1997.

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

Regulation

The securities industry is subject to extensive regulation under both federal and state laws. The principal purpose of regulation of broker/dealers and investment advisors is the protection of retail investors in the securities markets rather than protection of creditors and stockholders of broker-dealers and investment advisors. The SEC is the federal agency charged with the administration of federal securities laws. The Ohio Division of Securities is a corresponding state regulatory agency. Much of the regulation of broker/dealers who do business on an interstate basis has been delegated by the SEC to self-regulatory organizations, principally the NASD and the national securities exchanges. These self-regulatory organizations adopt rules (which are subject to approval by the SEC) which govern the industry and conduct periodic examinations of member broker/dealers. The SEC retains primary authority for regulation of investment advisors. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered and, in Ohio, the Division of Securities regulates the activities of broker/dealers which only do business within that State.

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

The Company's subsidiaries, BSFS, HAG and Buckeye Bancstocks, each operate in highly regulated industries and are subject to examination and licensing requirements by federal and state authorities and subject to a variety of special rules and regulations. BSFS is subject to regulation by the SEC and the state securities regulatory agencies in the states in which it operates and is a member of NASD. HAG is a registered investment advisory and subject to regulation by the SEC pursuant to the Investment Advisors Act of 1940. Buckeye Bancstocks is an Ohio broker/dealer operating solely within that State. Buckeye Bancstocks' activities are subject to examination and licensure by the Ohio Department of Commerce and, in particular, the Division of Securities.

Due to a change in the Ohio Securities Laws, since October 11, 1994, all broker/dealers registered in Ohio, with total revenues of $150,000 or more during any twelve (12) month period and more than one hundred (100) retail securities customers, must also register as a broker/dealer with the SEC (i.e. New York Stock Exchange, American Stock Exchange, or NASD). Buckeye Bancstocks has historically been an Ohio broker/dealer operating solely within that state. As such, Buckeye Bancstocks was previously exempt from registration with the SEC but subject to regulation by the Ohio Department of Commerce. Management believes that Buckeye Bancstocks can continue to operate under these restrictions. Additionally, Buckeye Bancstocks has applied for an exemption from the Ohio requirements for SEC registration. This application is pending. As a result of these various considerations, management believes that these changes have not had a material adverse effect on the Company's financial prospects as a whole.

Companies that control banking subsidiaries must register as Bank Holding Companies, pursuant to the Bank Holding Company Act of 1956 (the "Bank Holding Company Act"). A company is considered to be in control of a bank if
(a) the company directly or indirectly controls or has the power to vote 25% or more of any class of voting securities of a bank; (b) the company controls in any manner the election of a majority of directors or trustees of a bank; or (c) the Federal Reserve Board determines, after notice and opportunity for hearing, that the company directly or indirectly exercises a controlling influence over the management or policy of a bank. Companies that hold less than 5% of the stock of a bank are deemed not to be in control of such bank. Neither the Company nor any of its subsidiaries controls the election of any directors or trustees to any of the banks in which they own an interest, nor do they own in excess of 5% of the voting securities in any bank in which they make a market. Should the Company or one of its subsidiaries acquire more than 5% of the voting securities of a bank, such subsidiary could become subject to fines and penalties. The Company will endeavor to remain outside of the purview of the Bank Holding Company Act.

Employees

The Company currently has 9 full-time employees, 8 of which are salaried employees and none of which are members of a union. The Company generally believes that its relationship with employees is good.

ITEM 2:        Description of Property

The Company leases a total of approximately 4,750 square feet of office space in an office complex from an unaffiliated third party for an aggregate current monthly rental of approximately $4,700. The Company is currently evaluating alternative office space. It is anticipated that the cost of a move will be approximately $75,000 and that suitable space to meet the Company's needs will increase lease cost approximately 20% to 30%.

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

PART                               II

ITEM 5:        Market for Common Equity and Related Stockholder Matters

The Company's Class A Common Stock is traded in the over-the-counter market under the symbol HGRC and is not listed on an exchange. On March 31, 1997, a
bid price of $1.9375 and asked price of $2.125 were quoted.   There are four
market makers of HGRC. These quotations reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions. In addition, due to the relatively "thin" market in the Company's Class A Common Stock, quoted prices cannot be considered indicative of any viable market for such stock. During the fiscal year ended February 28, 1997 approximately one million shares of the Company's Class A Common Stock was traded in the over-the-counter market.

Class C shares are restricted and therefore, are not traded.

As of February 28, 1997, there were approximately 800 holders of record of Class A shares and 35 holders of Class C shares. Dividends have not been declared on any class of equity securities.

ITEM 6: Management's Discussion and Analysis of Financial Condition and Results of Operations


Fiscal Year Ended February 28, 1997, Compared to Fiscal Year Ended February 29, 1996

Revenues for the year ended February 28, 1997 increased to $3,965,423 compared to $2,550,711 for the year ended February 29, 1996, an increase of 55%. This increase results primarily from the performance of the Company's portfolio of bank stocks. Revenue from principal transactions involving the trading portfolio were $2,656,030 for the year ended February 28, 1997 compared to $1,557,927 for the year ended February 29, 1996, an increase of 70%. This represents an annual rate of return on the average portfolio of 34% for the year ended February 28, 1997 compared to 23% for the year ended February 29, 1996. The portfolio performance achieved in the past may not necessarily be indicative of future performance.

Commission revenue of $1,082,563 was generated for the year ended February 28, 1997, primarily by Banc Stock Financial Services, Inc. (BSFS), the Company's NASD broker-dealer subsidiary. This compares to $795,157 of commission revenue for the year ended February 29, 1996, an increase of 36%. BSFS has been increasing its level of business activity, especially portfolio management services. Incentive programs have been established for brokers to increase the amount of funds under management. This has increased fee income from managed accounts which is included in commission revenue.

Buckeye Bancstocks, the Company's intrastate broker-dealer subsidiary, generated agency fees of $22,502 for the year ended February 28, 1997. These funds were earned by Buckeye in its capacity as agent for investors desiring to acquire The Banc Stock Exchange of America, Inc. (BSA) stock or shareholders desiring to sell their BSA shares. As an agent, Buckeye matched corresponding buyers or sellers. Agency Fees revenue received by the Company corresponds to payments made to Brokers classified as Brokers' commission. There were no comparable fees for the year ended February 29, 1996. Buckeye does not expect to generate significant agency fees in the foreseeable future.

Operating expenses for the year ended February 28, 1997 increased to $2,250,726 compared to $1,950,969 for the year ended February 29, 1996, an increase of 15%. Brokers' commission expenses increased to $653,283 for the year ended February 28, 1997 compared to $392,213 for the year ended February 29, 1996, an increase of 67%. This percentage increase reflects management's decision to increase commissions paid to brokers to provide incentives to increase the level of business activity which corresponds to the increase in commission revenue. Salaries, benefits, and payroll taxes increased to $509,691 for the year ended February 28, 1997 compared to $404,946 for the year ended February 29, 1996, an increase of 26%. This increase reflects incentive compensation awards under the Heartland Incentive Compensation Plan. Interest expense decreased to $53,828 for the year ended February 28, 1997 compared to $86,336 for the year ended February 29, 1996, a decrease of 38%. Interest expense decreased because of management's decision to reduce margin balances. General and administrative expenses decreased to $1,033,924 for the year ended February 28, 1997 compared to $1,067,474 for the year ended February 29, 1996, a decrease of 3%. This decrease is primarily the result of decreased legal cost.

The Banc Stock Exchange of America, Inc. (BSA) is establishing an electronic bank stock information exchange. BSA is separately owned but under common management with the Company. The Company currently holds 16% of the outstanding common stock of BSA. The Company's investment in BSA is
accounted for on the equity method.   Equity in BSA's earnings was $35,720 for
the year ended February 28, 1997 compared to $38,310 for the year ended February 29, 1996. BSA was a development stage enterprise through February 28, 1997, however, operations began March 1, 1997.

Liquidity and Capital Resources

Approximately 7% of the value of the Company's trading portfolio is comprised of small bank stocks which are thinly traded and there can be no assurance that active markets will develop. The failure of such markets to develop could negatively affect the Company's operations and financial condition. Approximately 93% of the Company's trading portfolio is readily marketable, providing a high degree of liquidity. Investments in bank securities traded on national securities markets and securities not traded on national securities markets, but with readily ascertainable market values are valued at market value. Other bank securities for which market quotations are not readily available, due to infrequency of transactions, are valued at fair value as determined in good faith by management of the Company. While management employs objective criteria to ascertain these values, there is no independent benchmark by which the values assigned by management can be judged.

As of February 28, 1997, the Company had working capital of approximately $8,980,000 compared to $7,200,000 as of February 29, 1996. Working capital includes cash, investments and accounts and notes receivable, net of all liabilities. The Company has no long term debt.

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

In the normal course of business, the Company periodically sells securities not yet purchased (short sales) for its own account and writes options. The establishment of short positions and option contracts expose the Company to off-balance sheet market risks in the event prices change, as the Company may be obligated to cover such positions at a loss. At February 28, 1997 the Company had no short security positions, the Company had not written any option contracts and did not own any options. The Company did not experience any credit losses due to the failure of any counterparties to perform during the year ended February 28, 1997. Senior management of the Company is responsible for reviewing trading positions, exposures, profits and losses, trading strategies and hedging strategies on a daily basis.

The Company's most significant industry concentration, which arises within its normal course of business activities, is with financial institutions for bank securities transactions. The most significant concentrations of financial instruments are in Midwest and California bank stocks.

The operations of the Company are funded primarily by revenue from the trading portfolio and commission revenue. Management believes that the Company's existing resources, including available cash, and cash provided by operating activities will be sufficient to satisfy its working capital requirements in the foreseeable future. However, no assurance can be given that additional funds will not be required. To the extent that returns on investments are less than, or expenses are greater than anticipated, the Company may be required to reduce its activities, liquidate inventory or seek additional financing. This financing may not be available on acceptable terms, if at all. No significant capital expenditures are expected in the foreseeable future, except that the Company anticipates moving its offices during 1997. The cost of this move is expected to approximate $75,000 and suitable space to meet the Company's needs will increase lease cost approximately 20% to 30%. Working capital will be used to fund these expenditures.

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

Recent Accounting Pronouncement

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which supersedes existing standards for determining earnings per share. The statement will be effective for the Company for the year ending February 28, 1998. Primary earnings per share will be replaced by "basic earnings per share," which will be determined solely by the weighted average number of shares outstanding for the period. Fully diluted earnings per share will be replaced by "diluted earnings per share, " which will reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The statement will also require a reconciliation of the numerator and denominator of basic earnings per share with the numerator and denominator of diluted earnings per share. Management does not believe the new statement will result in a significant difference in amounts per share reported in these financial statements.

ITEM 7:        Financial Statements






            HEARTLAND GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                         DBA, THE BANC STOCK GROUP

                     CONSOLIDATED FINANCIAL STATEMENTS

        FOR THE YEARS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29,1996

              TOGETHER WITH REPORT OF INDEPENDENT ACCOUNTANTS

                     REPORT OF INDEPENDENT ACCOUNTANTS

April 9, 1997

To the Shareholders and Board of Directors of Heartland Group of Companies, Inc. and Subsidiaries, dba,
The Banc Stock Group

In our opinion, the accompanying consolidated statement of financial condition, the related consolidated statements of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Heartland Group of Companies, Inc. and Subsidiaries, dba The Banc Stock Group, at February 28, 1997 and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP
Chicago, Illinois

HEARTLAND GROUP of COMPANIES, INC. and SUBSIDIARIES, DBA,
BANC STOCK GROUP
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
AS OF FEBRUARY 28, 1997




ASSETS
Cash                                                        $    160,426
Securities owned:
  Marketable equity securities, at market value                8,791,716
  Not readily marketable equity securities at estimated fair v   683,809
Mortgage participation notes                                     100,000
Accounts receivable:

  Affiliates                                                       4,643
  Pending securities settlements                                  44,293
Notes and interest receivable                                     22,845
Equity investment in Banc Stock Exchange of America              489,160
Property and equipment, net of accumulated depreciation
     of $176,886                                                  88,012
Goodwill, net of accumulated amortization of $193,943            436,024
Deposits and other                                                86,117

    Total assets                                            $ 10,907,045

LIABILITIES

Margin accounts payable to broker-dealers                   $    725,457

Accounts payable to broker-dealers and other                      20,967

Accrued expenses                                                 568,970

    Total liabilities                                          1,315,394

SHAREHOLDERS' EQUITY

Preference stock, 50,000,000 shares authorized,                    -
    none issued or outstanding
Common stock:
  Class A, no par value, 149,400,000 shares
    authorized, 8,234,762 shares issued
    and 7,931,717 shares outstanding                           9,102,556
  Class C, no par value, 480,000 shares
    authorized, issued and outstanding                                 -
  Treasury stock, at cost
    (303,045 Class A shares)                                    (385,403)
Retained earnings                                                874,498

    Total shareholders' equity                                 9,591,651

    Total liabilities and shareholders' equity              $ 10,907,045

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND GROUP of COMPANIES, INC. and SUBSIDIARIES, DBA,
BANC STOCK GROUP
CONSOLIDATED  STATEMENTS OF INCOME
FOR THE YEARS ENDED FEBRUARY28, 1997 and FEBRUARY 29, 1996




                                                     1997          1996
REVENUES:
  Principal transactions                       $   2,656,030 $   1,557,927
  Commission revenue                               1,082,563       795,157
  Agency fees                                         22,502        -
  Dividends                                          170,698       155,973
  Interest and other                                  33,630        41,654

     Total revenues                                3,965,423     2,550,711

EXPENSES:
  Brokers' commission                                653,283       392,213
  Salaries, benefits and payroll taxes               509,691       404,946
  Interest                                            53,828        86,336
  General and administrative                       1,033,924     1,067,474

     Total expenses                                2,250,726     1,950,969

INCOME BEFORE TAXES                                1,714,697       599,742

PROVISION FOR INCOME TAXES                            -             -

INCOME BEFORE EQUITY IN NET EARNINGS
  OF AFFILIATED COMPANY                            1,714,697       599,742

Equity in net earnings of Banc Stock Exchange of      35,720        38,310

NET  INCOME                                    $   1,750,417 $     638,052

  WEIGHTED AVERAGED SHARES,
     COMMON AND COMMON
     STOCK EQUIVALENTS                             8,411,683     8,404,711


  PRIMARY AND FULLY DILUTED
     NET INCOME  PER COMMON SHARE              $        0.21 $        0.08

The accompanying notes are an integral part of these consolidated financial statements.

 HEARTLAND GROUP of COMPANIES, INC. and SUBSIDIARIES, DBA,
   BANC STOCK GROUP
   CONSOLIDATED STATEMENTS of CHANGES in SHAREHOLDERS' EQUITY
   FOR THE YEARS ENDED FEBRUARY 28, 1997 and FEBRAURY 29, 1996


                                                    Retained
                                         Treasury   Earnings
                   Class A     Class C   Stock      (Deficit)       Total

   Balance 2/28/95 $9,102,556      -      ($421,047) ($1,513,971)  $7,167,538


   Net income         -            -          -          638,052      638,052


   Balance 2/29/96 $9,102,556      -      ($385,454)   ($875,919)  $7,841,183


   Treasury stock transactions,net               51                        51

   Net income                                           1,750,417    1,750,417


   Balance 2/28/97  $9,102,556      -      ($385,403)    $874,498   $9,591,651

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND GROUP of COMPANIES, INC. and SUBSIDIARIES, DBA,
BANC STOCK GROUP
CONSOLIDATED STATEMENTS of CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 28, 1997 and FEBRUARY 29, 1996

                                                       1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $   1,750,417 $     638,052
   Adjustments to reconcile net income
     to net cash (used in) provided by operating activities:
     Depreciation and amortization                      67,131        81,603
     Loss on equipment disposals                        -             18,214
     Other                                              -             16,160
     Equity in earnings of Banc Stock Exchange of
          America                                      (35,720)      (38,310)
     (Increase) decrease in certain assets-
       Accounts receivable                              17,657       (34,104)
       Securities owned, net                        (3,175,299)    1,553,073
       Mortgage participation notes                   (100,000)       -
       Other assets                                     (3,323)        8,616
     Increase (decrease) in certain liabilities-
       Accounts payable to broker-dealers and other    (11,669)     (191,805)
       Accrued expenses and other                      385,444        73,191
       Securities sold under agreement to
            repurchase                                  -           (188,765)
       Securities sold, not yet purchased               -           (164,800)
         Net cash (used in) provided by operating
            activities                              (1,105,362)    1,771,125

CASH FLOWS FROM INVESTING ACTIVITIES:
   Collections of notes receivable                     200,969       140,181
   Issuance of notes receivable                        (10,749)      (99,040)
   Redemption of certificate of deposit                 -            102,700
   Purchase of property and equipment                  (33,681)      (14,515)
         Net cash  provided by investing activities    156,539       129,326

CASH FLOWS FROM FINANCING ACTIVITIES:
   Margin accounts payable to broker-dealers           668,629    (1,250,536)
   Sale of treasury stock                                   51        35,593
   Repayment of bank debt                               -           (654,107)
   Advances from affiliates                            769,200       470,147
   Advances to affiliates                             (733,968)     (261,272)
         Net cash provided by (used in) financing
         activities                                    703,912    (1,660,175)

NET (DECREASE) INCREASE IN CASH                       (244,911)      240,276

CASH, BEGINNING OF PERIOD                              405,338       165,062

CASH, END OF PERIOD                              $     160,426 $     405,338

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                                                         1997          1996
   Cash paid during the period for:
     Interest                                    $      53,828 $      86,336

The accompanying notes are an integral part of these consolidated financial statements.

                     HEARTLAND GROUP OF COMPANIES, INC.
                         DBA, THE BANC STOCK GROUP
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             FEBRUARY 28, 1997


(1)  ORGANIZATION AND NATURE OF BUSINESS

Heartland Group of Companies, Inc., dba, The Banc Stock Group, (the Company) is a Florida corporation incorporated in April, 1990. The Company was organized for the purpose of investing in financial services companies (such as stock brokerage companies) as well as trading and investing in minority interests of independent bank stocks. The Company has three wholly-owned subsidiary operating companies.

Banc Stock Financial Services, Inc. (BSFS), an Ohio corporation, is an NASD registered broker-dealer specializing in the trading of bank stocks nationwide. BSFS is registered with the Securities and Exchange Commission and the securities commissions of seventeen states, including Ohio. BSFS trades securities on a fully-disclosed basis and clears customer transactions through an unaffiliated broker-dealer which also maintains the customer accounts. BSFS derives a significant portion of its revenues from providing private portfolio management and brokerage services.

Heartland Advisory Group, Inc. (HAG), is a registered investment advisor offering managed accounts to qualified investors.

Buckeye Bancstocks, Inc., is an Ohio corporation established in 1977, to act as an intrastate broker-dealer trading primarily in Ohio bank stocks.




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

The following is a summary of the Company's significant accounting policies:

Principles of Consolidation

The accompanying consolidated financial statements include the operations of the Company, BSFS, HAG and Buckeye Bancstocks. All intercompany transactions and balances have been eliminated in consolidation.

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

Property and Equipment

Property and equipment is carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over estimated lives of five to seven years.

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

Recent Accounting Pronouncement

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which supersedes existing standards for determining earnings per share. The statement will be effective for the Company for the year ending February 28, 1998. Primary earnings per share will be replaced by "basic earnings per share," which will be determined solely by the weighted average number of shares outstanding for the period. Fully diluted earnings per share will be replaced by "diluted earnings per share, " which will reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The statement will also require a reconciliation of the numerator and denominator of basic earnings per share with the numerator and denominator of diluted earnings per share. Management does not believe the new statement will result in a significant difference in amounts per share reported in these financial statements.

Fair Value of Financial Instruments

Substantially all of the Company's financial instruments are carried at fair value or amounts approximating fair value. Assets, including cash, accounts receivable, mortgage participation notes, notes and interest receivable and securities owned are carried at amounts which approximate fair value. Similarly, liabilities, including margin accounts payable to broker-dealers, accounts payable and accrued expenses are carried at amounts approximating fair value.

Equity Investment in Banc Stock Exchange of America

The Banc Stock Exchange of America (BSA) is establishing an electronic bank stock information exchange. BSA is under common management with the Company. The Company currently holds 16% of the outstanding common stock of BSA. The Company's investment in BSA is accounted for on the equity method. The difference between the carrying amount of the investment accounted for under the equity method and the underlying equity in net assets results from the Company's policy of expensing pre-operating costs as incurred.

(3)  CAPITAL STOCK

Common Stock

Class A Common shares have been registered with the Securities and Exchange Commission since March 24, 1994. Commencing December 1, 1991, shares of
Class C common stock automatically convert to Class A common stock at an annual rate of 10% of the original amount issued. The Class C common shares are subordinate to Class A common stock in that Class A common stock has a liquidation preference over the Class C common stock equal to $1.50 per share. In all other respects, Class A and Class C common stock have equal rights.

Treasury Stock

During the year ended February 28, 1997, the Company sold 40 shares from treasury. During the year ended February 29, 1996, the Company sold 26,750 shares from treasury and repurchased 2,750 shares.

As of February 28, 1997, Buckeye Bancstocks held 206,240 Class A shares of the Company. These shares are treated as treasury stock for financial reporting purposes.

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

(4)  SECURITIES OWNED

Marketable equity securities at February 28, 1997 consist of bank stocks at market value, as follows:

       Traded on national securities markets                 $6,417,248
       Not traded on national securities
         markets, but with readily ascertainable
         market value                                         2,374,468

               Total marketable equity securities            $8,791,716

The Company, at any given time, may have a significant amount of its securities owned and related income generated from a few specific bank stocks. As of February 28, 1997, the Company had no single investment representing more than 10% of its marketable equity securities.

Securities not readily marketable include securities for which there is no market on a securities exchange and no independent publicly quoted market. These securities at February 28, 1997 were $863,809 at fair value with a cost of $615,268. As of February 28, 1997, the Company had investments in one bank stock amounting to 39% of its not readily marketable securities.

(5)  MARGIN ACCOUNTS PAYABLE TO BROKER-DEALERS

The Company maintains margin account balances due to unaffiliated broker-dealers bearing interest at variable rates which averaged 7.5% at February 28, 1997. These margin accounts are secured by the respective securities held by broker-dealers. The market value of the securities held by broker-dealers with margin account balances was approximately $4,493,000 at February 28, 1997.

(6)  RELATED PARTY TRANSACTIONS

Agency Fees

Buckeye Bancstocks, acting in an agency capacity, has performed the service, for individual investors desiring to acquire The Banc Stock Exchange of America
(BSA) stock or shareholders desiring to sell their BSA shares, of matching corresponding buyers or sellers. Buckeye received agency fees for these services of $22,502 for the year ended February 28, 1997.

Securities Transactions

The Company purchases from and sells securities owned to BSA at the prevailing market price at the time of the transaction. Activity is summarized below:

          Year ended                    Purchases              Sales
          February 28, 1997             $325,482            $388,822
          February 29, 1996        `    $ 29,500               None

Operating Expenses

The Company and BSA are under common management. Certain expenses are paid by the Company and allocated to BSA based upon predetermined percentages as approved by the officers of the Companies. Operating expenses in the allocation are primarily salaries and benefits. Total expenses allocated to BSA were $75,290 and $85,740 for the years ended February 28, 1997 and February 29, 1996, respectively.

(7)  INCOME TAXES

The Company files a consolidated Federal income tax return. It is the policy of the Parent to allocate the consolidated tax provision to subsidiaries as if each subsidiary's tax liability or benefit were determined on a separate company basis. As part of the consolidated group, subsidiaries transfer to the Parent their current Federal tax liability or assets.

The provisions for income taxes for the years ended February 28, 1997 and February 29, 1996 are composed of the following:
                                          1997                1996
Current Federal income taxes            $    -              $    -
Deferred Federal income taxes             280,000             130,000
Change in valuation allowance            (280,000)           (130,000)
Provision for income taxes              $    -               $   -

The following schedule reconciles the statutory Federal income tax rate to the Company's effective tax rate for the years ended February 28, 1997 and February 29, 1996:
                                            1997                 1996
Statutory Federal income tax rate            35%                  35%
Dividends received deduction                 (2)                  (6)
Amortization of goodwill                      -                    2
State and local taxes                         -                    2
Change in valuation allowance               (34)                 (33)
Other, net                                    1                    -
Effective Federal income tax rate             0%                   0%

Deferred tax assets and liabilities consist of the following at February 28, 1997 and February 29, 1996:

                                                 1997                  1996
Deferred tax benefit of NOL carryforward      $1,150,000            $1,230,000

Deferred tax liabilities on unrealized gains
    on securities owned                         (860,000)             (660,000)

Net deferred tax benefit                         290,000               570,000

Valuation allowance                             (290,000)             (570,000)

Deferred taxes                                $     -               $     -

As of February 28, 1997, the Company and its subsidiaries had net operating loss
(NOL) carryforwards for tax purposes of approximately $3,300,000. These NOL's will expire in 2002 through 2010. Any future changes in control may limit the availability of NOL carryforwards. Approximately $9,000 of NOL carryforward at February 28, 1997 is subject to an annual utilization limitation of approximately $2,400 per year.

(8)  OPERATING LEASES

The Company leases certain facilities, a vehicle and office equipment under operating leases. Total lease expenses were approximately $87,000 in fiscal year 1997 and $95,000 in 1996. The leases for office facilities expire in July 1997. The Company is currently evaluating alternative office facilities but has not negotiated a lease. The future minimum lease payments under existing leases are as follows:

                                                   Amount
                              1998              $  58,000
                              1999                 13,000
                                                $  71,000

(9) EMPLOYEE INCENTIVE PLANS

Incentive Compensation Plan

All full-time executive employees of the Company are eligible to participate in the Heartland Incentive Compensation Plan. The Plan provides that a bonus fund will be established in an amount equal to 20% of the pre-tax realized profits of the Company in excess of a 15% pre-tax return on equity. The amount of the bonus fund is calculated each fiscal quarter on a cumulative basis. The allocation of the bonus fund is to be made by the President of the Company.
The Company incurred expense of $93,000 under the Plan for the year ended February 28, 1997.

Stock Option Plan

The Company has a Non-Qualified and Incentive Stock Option Plan which authorizes the grant of options to purchase an aggregate of 1,000,000 shares of the Company's Class A Common Stock. The Plan provides that the Board of Directors, or a committee appointed by the Board, may grant options and otherwise administer the Option Plan. The exercise price of each incentive stock option or non-qualified stock option must be at least 100% of the fair market value of the Class A Shares at the date of grant, and no such option may be exercisable for more than 10 years after the date of grant. However, the exercise price of each incentive stock option granted to any shareholder possessing more than 10% of the combined voting power of all classes of capital stock of the Company on the date of grant must not be less than 110% of the fair market value on that date, and no such option may be exercisable more than 5 years after the date of grant.

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

(e) 105,000 warrants granted to directors and an officer with immediate vesting.

Effective February 29, 1996, 25,000 options were granted under this plan to the President of the Company with a ten year term and exercise price of $2.875.

The Company applies Accounting Principles Board Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and warrants. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value , as computed in accordance with Statement of Financial Accounting Standards No. 123 (FAS 123), at the grant dates for awards under those plans, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                         February 28, 1997   February 29, 1996

     Net income          As reported        $1,750,417            $ 638,052
                         Pro forma          $1,599,059            $  19,066

     Primary  and fully diluted
        earnings per share
                         As reported              $.21                 $.08
                         Pro forma                $.19                 $.00

To make the computations of pro forma results under FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield for all years; expected volatility of 31.5%; and expected lives of ten years. The assumed risk-free interest rates for the September 28, 1995 grants is 5.83% and 6.79% for the February 29, 1996 grant. The options and warrants granted under these plans are not registered and accordingly, there is no quoted market price.

A summary of the status of the Company's stock option and warrants plans as of February 28, 1997 and February 29, 1996 and changes during the years ending on those dates is presented below:

                                  Options               Warrants
                                        Exercise                Exercise
                              Shares    Price      Shares       Price
Outstanding March 1,  1995    800,000   $3.00         -            -
Granted                       500,000   $2.875     105,000      $2.875
Exercised
Canceled                      800,000   $3.00
Forfeited                      10,000   $2.875
Expired unexercised             2,500   $2.875
Outstanding February 29, 1996 487,500   $2.875     105,000      $2.875


Exercisable February 29, 1996 231,500   $2.875     105,000      $2.875

Weighted-average fair value
   of options and warrants
   granted during the year,
   computed in accordance
   with FAS 123                          $1.62                   $1.62



Outstanding March 1, 1996     487,500   $2.875     105,000       $2.875
Granted
Exercised
Forfeited                       5,000   $2.875
Expired unexercised             2,500   $2.875
Outstanding February 28, 1997 480,000   $2.875     105,000       $2.875


Exercisable February 28, 1997 279,200   $2.875     105,000       $2.875



The following table summarizes information about fixed stock options and warrants outstanding at February 28, 1997:

                                   Options        Warrants
Number outstanding                 480,000        105,000
Weighted-average remaining
   contractual life in years             8.58           8.58
Exercise price                          $2.875         $2.875
Number exercisable                 279,200        105,000

(10)  REGULATORY REQUIREMENTS

BSFS is subject to the uniform net capital rule of the Securities and Exchange Commission (Rule 15c3-1), which requires that the ratio of "aggregate indebtedness" to "net capital" not exceed 15 to 1 (as those terms are defined by the Rule). BSFS had net capital of $825,441 as of February 28, 1997, which was in excess of its required minimum net capital of $100,000. The ratio of aggregate indebtedness to net capital was .12 to 1 as of February 28, 1997.
BSFS is also subject to regulations of the District of Columbia and seventeen states in which it is registered as a licensed broker-dealer.

Buckeye Bancstocks is required by the Ohio Division of Securities to maintain an "allowable net worth" of $25,000. The Company has guaranteed this allowable net worth.

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

In the normal course of business, the Company periodically sells securities not yet purchased (short sales) for its own account and writes options. The establishment of short positions and option contracts expose the Company to off-balance sheet market risks in the event prices change, as the Company may be obligated to cover such positions at a loss. At February 28, 1997, the Company had no short security positions, the Company had not written any option contracts and did not own any options. The Company did not experience any credit losses due to the failure of any counterparties to perform during the year ended February 28, 1997. Senior management of the Company is responsible for reviewing trading positions, exposures, profits and losses, trading strategies and hedging strategies on a daily basis.

The Company's significant industry concentrations, which arises within its normal course of business activities, is with financial institutions for bank securities transactions. The most significant concentrations of financial instruments are in Midwest and California bank stocks.


ITEM 8: Changes In and Disagreements With Accountants or Accounting and Financial Disclosures

None

PART III


ITEM 9: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

As of February 28, 1997, the members of the Company's Board of Directors, each of whom serves until the next annual meeting of the shareholders, and the Company's executive officers, each of whom serves at the direction of the Board, were as follows:



Name                          Age                  Position
Michael E. Guirlinger         49        Director, President, Treasurer
Sandra L. Quinn               30        Director, Secretary, Vice President-
                                            Human Resources, and Executive
                                            Administrator
Jeffrey C. Barton             50        Chief Financial Officer
Larry A. Beres                50        Director
Robert K. Butner              75        Director
James G. Mathias              44        Director
J. David Smith                50        Director
Harvey J. Thatcher            63        Director
L. Jean Thiergartner          64        Director



     Michael E. Guirlinger was elected President, Chief Executive Officer and Treasurer by the Board of Directors effective May 18, 1995. Mr Guirlinger is a member of the Board of Directors for the Company and BSA.

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

     Robert K. Butner is a Director of the Company (since 1993) and a Director of HAG from 1990 to February, 1992. Mr. Butner is also a Director of The Banc Stock Exchange of America. Mr. Butner is retired from the faculty of Ohio University where he was a Professor of Mathematics for 39 years and Chairman of the Mathematics Department. Upon retirement, Mr. Butner was confirmed
Emeritus Professor of Mathematics. Mr. Butner received a B.S. Degree in 1943 with Phi Beta Kappa honors and an M.S. Degree in 1949 and a Ph.D. Degree in 1952 from the State University of Iowa. From 1943 to 1946, Dr. Butner served as an officer in the United States Navy.

     Dr. James G. Mathias is a Director of the Company (since 1993) and a Director of HAG from 1990 to February, 1993. Dr. Mathias is also a Director of The Banc Stock Exchange of America. Since 1988, Dr. Mathias has been a veterinarian practicing in Tipp City, Ohio, where he is the owner of the Tipp City Animal Hospital. Dr. Mathias attended the University of Texas and completed his education at the Ohio State University, graduating from the College of Veterinary Medicine in 1978. He was a member of the Honor Society of Phi Zeta, a Veterinary Honor Society. Dr. Mathias is also founder and president of the Dayton North Womens' Center and is a speaker on Ratite Medicine.

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

     Harvey J. Thatcher is a Director of the Company (since 1991) and President of Thatcher Insurance Agency, Inc. and Thatcher Lands, Inc., Van Wert, Ohio, which he formed in 1976. He is also director of German Mutual Insurance Company, Director of Tri-State Venture Group, and Director of The Banc Stock Exchange of America.

     Jean Thiergartner is a Director of the Company (since 1991), a Director of The Banc Stock Exchange of America and Secretary-Treasurer of Thiergartner Farms, Inc., for which she worked for more than forty years. She is past Treasurer of the Ohio Beef Council, past President of the Ohio Cattle Womens' Association, has been a member and past President of the Union County Health Board for over 14 years and is a past delegate to the State Convention for the Ohio Farm Bureau. She is a member of St. Paul Lutheran Church and active on many committees, including the Parsonage Building Committee.

Based solely upon a review of Forms 3 and 4 furnished to the Company under Rule 16a-3(d), the following officers and/or directors filed reports late during the fiscal year ended February 28, 1997. L. Jean Thiergartner filed one report covering ten transactions.

ITEM 10:       Executive Compensation

                       Summary Compensation Table

Name of Principal     Year Salary  Bonus  Other* Awards Awards    Payouts All
and Position                                    Stock  Options(A) LIIP    Other

Michael E.            1996  75,000 11,752  1,655         25,000 sh
Guirlinger, President

Michael E.            1995  76,830                      100,000 sh
Guirlinger, President

Bradley T. Smith,     1995  43,874       75,502
Former President

Bradley T. Smith,     1994 104,000  7,500
Former President

* Commissions

(A) During the fiscal year ended February 29, 1996, Mr. Guirlinger was awarded 67,000 stock options which vested immediately and 33,000 stock options which vest over five years. These stock options expire on September 28, 2005. During the fiscal year ended February 28, 1997, Mr. Guirlinger was awarded 25,000 stock options effective February 29, 1996 which vested immediately. These stock options expire February 28, 2006. At February 28, 1997 Mr. Guirlinger has 98,000 stock options which are exercisable and 26,400 stock options which vest over four years. All of the stock options have an exercise price of $2.875.

No other officer of the Company received in excess of $100,000 compensation.

Director Compensation

Each director who is not an employee of the Company is entitled to receive a fee of $500 plus travel expenses for each directors' meeting attended.

ITEM 11:       Security Ownership of Certain Beneficial Owners and Management

The following sets forth, as of March 31, 1997, certain information concerning stock ownership of all persons known by the Company to own beneficially five percent or more of the outstanding shares of the Company's Class A Common Stock, each director and all officers and directors of the Company as a group, and the percentage of voting power (assuming exercise of all options which are currently exercisable):
                               Class A      Options or
                               Shares(A)    Warrants    Total
                               Number       Number       Number     Percentage

Larry A. Beres                 40,000       10,000       50,000            *
7811 Winding Way South
Tipp City, Ohio 45371

Robert K. Butner              378,861       35,000      413,861           4.9%
12 McGuffey Lane
Athens, Ohio  45701

James G. Mathias               89,840       35,000      124,840           1.5%
7702 Winding Way South
Tipp City, Ohio  45371

J. David Smith                 85,794       10,000       95,794           1.1%
526 Waldren Hills Road
Piketon, Ohio 45661

Harvey J. Thatcher             96,853       35,000      131,853           1.6%
135 East Central
Van Wert, Ohio  45891

L. Jean Thiergartner          276,172       35,000      311,172           3.7%
20896 Orchard Road
P.O. Box 387
Milford Center, OH 43045

Michael E. Guirlinger          22,127      127,700      149,827           1.8%
6230 Busch Blvd.
Columbus, Ohio  43229

Sandra L. Quinn                16,500        9,500       26,000             *
6230 Busch Blvd.
Columbus, Ohio  43229

Jeffrey C. Barton               5,000       10,000       15,000             *
290 E. Kossuth Street
Columbus, Ohio 43206
                           __________     ________  ___________        _______
Directors and               1,011,147      307,200    1,318,347          15.5%
Officers as a
Group (9 persons)

*less than 1% of Class

(A) Unless otherwise indicated, the sole voting and investment power is held by the persons named. Mr. Butner disclaims beneficial ownership of 130,000 Class A shares held in trust for Phyllis F. Butner.


The following sets forth, as of March 31, 1997, certain information concerning stock ownership of all persons known by the Company to own beneficially five percent or more of the outstanding shares of the Company's Class C Common Stock, each director and all officers and directors of the Company as a group, and the percentage of voting power:


                                                   Class C Shares

                                              Number           Percentage


 First Eldarado Bancshares, Inc.              175,932             36.6%
 946 Fourth Street
 Eldorado, IL 62930

 John W. Walden                                86,880             18.1%
 1132 Broadway
 Columbus, Georgia 31901

 James T. Coppage                              43,440              9.1%
 6001 River Road, Suite 402
 Columbus, Georgia 31904

 Carol A. Wright                               45,644              9.5%
 755 Wagon Wheel Drive
 Northport, MI 49670

 Phoenix Scioto Company                        25,096              5.2%
 850 Old Woods Road
 Columbus, OH 43235

James G Mathias, Director                      10,860              2.3%
7707 Winding Way South
Tipp City, Ohio 45371

Directors and Officers
as a group (1 person)                          10,860              2.3%



ITEM 12:       Certain Relationships and Related Transactions - None

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

                              SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

HEARTLAND GROUP OF COMPANIES, INC., DBA, THE BANC STOCK GROUP

/S/Michael E. Guirlinger
By Michael E. Guirlinger

May 1, 1997

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title                          Date

/S/Michael E. Guirlinger      President, Treasurer,         May 1, 1997
Michael E. Guirlinger          CEO and Director

/S/Sandra L. Quinn            Secretary and Director        May 1, 1997
Sandra L. Quinn

/S/Jeffrey C. Barton          Chief Financial Officer       May 1, 1997
Jeffrey C. Barton

/S/Larry A. Beres                  Director                 May 1, 1997
Larry A. Beres

/S/Robert K. Butner                Director                 May 1, 1997
Robert K. Butner

/S/James G. Mathias                Director                 May 1, 1997
James G. Mathias

/S/J. David Smith                  Director                 May 1, 1997
J. David Smith

/S/Harvey Thatcher                 Director                 May 1, 1997
Harvey Thatcher

/S/Jean Thiergartner               Director                 May 1, 1997
L. Jean Thiergartner