Form 10QSB
period 1997-05-31
HEARTLAND GROUP OF COMPANIES INC
filed 1997-07-11
CIK 909108

U.S. Securities and Exchange Commission
                      Washington D.C. 20549

                           Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
  For the quarterly period ended                        May 31, 1997

     Commission file number                          33-65292C

           Heartland Group of Companies, Inc., dba, THE BANC STOCK GROUP (Exact name of small business issuer as specified in its charter)

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
Yes  X     No

  State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 1997:
     CLASS                                     NUMBER OF SHARES
Class A shares, No Par Value                       7,931,717
Class C shares, No Par Value                         480,000

     TRADITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE)

     Yes     X                               No


       HEARTLAND GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                   DBA, THE BANC STOCK GROUP

                              INDEX

                                             PAGE

Part I Financial Information:

     Item 1.  Consolidated Financial Statements          3-7

     Notes to Consolidated Financial Statements          8-17

     Item 2.  Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations                                 18-21

Part II Other Information:

     Item  1 through Item 6                                22

Signatures                                                 23


       HEARTLAND GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                   DBA, THE BANC STOCK GROUP

                              PART I

                      FINANCIAL INFORMATION

ITEM 1.   Financial Statements

The accompanying consolidated financial statements of Heartland Group of Companies, Inc., dba The Banc Stock Group, are unaudited but, in the opinion of management, reflect all adjustments (which include only normal recurring accruals) necessary to present fairly such information for the periods and at the dates indicated and to make the consolidated financial statements not misleading. The results of operations for the three months ended May 31, 1997 may not be indicative of the results of operations for the year ending
February 28, 1998. Since the accompanying consolidated financial statements have been prepared in accordance with Item 310 of Regulation S-B, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Annual Report.


HEARTLAND GROUP of COMPANIES, INC. and SUBSIDIARIES, DBA,
THE BANC STOCK GROUP
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
AS OF MAY 31, 1997
(UNAUDITED)



ASSETS
Cash                                                $       35,185
Securities owned:
  Marketable equity securities, at market value          9,500,847
  Not readily marketable equity securities at estimate     743,357
Mortgage participation notes                               100,000
Accounts receivable:

  Affiliates                                                27,159
  Pending securities settlements                            79,113
Notes and interest receivable                               18,011
Equity investment in Banc Stock Exchange of America        500,240
Property and equipment, net of accumulated depreciatio      89,733
Goodwill, net of accumulated amortization of $202,665      427,302
Deposits and other                                          96,837

    Total assets                                    $   11,617,784

LIABILITIES

Margin accounts payable to broker-dealers           $      891,350
Unearned commisions                                         34,560
Accounts payable to broker-dealers and other                31,003

Accrued expenses                                           507,903

    Total liabilities                                    1,464,816

SHAREHOLDERS' EQUITY

Preference stock, 50,000,000 shares authorized,             -
    none issued or outstanding
Common stock:
  Class A, no par value, 149,400,000 shares
    authorized, 8,234,762 shares issued
    and 7,931,717 shares outstanding                     9,102,556
  Class C, no par value, 480,000 shares
    authorized, issued and outstanding                         -
  Treasury stock, at cost
    (303,045 Class A shares)                              (385,403)
Retained earnings                                        1,435,815

    Total shareholders' equity                          10,152,968

    Total liabilities and shareholders' equity      $   11,617,784


The accompanying notes are an integral part of these consolidated financial statements.


HEARTLAND GROUP of COMPANIES, INC. and SUBSIDIARIES, DBA,
THE BANC STOCK GROUP
CONSOLIDATED  STATEMENTS OF INCOME
FOR THE QUARTERS ENDED MAY 31, 1997 and 1996
(UNAUDITED)





                                                 1997        1996
REVENUES:
 Principal transactions                    $     835,326 $   400,783
 Commission revenue                              270,178     238,040
 Dividends                                        37,164      21,573
 Interest and other                               10,249       9,431

   Total revenues                              1,152,917     669,827

EXPENSES:
 Brokers' commission                             193,231     120,494
 Salaries, benefits and payroll taxes            123,569      95,670
 Interest                                         20,805       6,307
 General and administrative                      265,075     193,170

   Total expenses                                602,680     415,641

INCOME BEFORE TAXES                              550,237     254,186

PROVISION FOR INCOME TAXES                        -            -

INCOME BEFORE EQUITY IN NET EARNINGS
 OF AFFILIATED COMPANY                           550,237     254,186

Equity in net earnings of Banc Stock Exchange     11,080      (2,930)

NET  INCOME                                $     561,317 $   251,256

 WEIGHTED AVERAGED SHARES,
   COMMON AND COMMON
   STOCK EQUIVALENTS                           8,411,717   8,411,677


 PRIMARY AND FULLY DILUTED
   NET INCOME  PER COMMON SHARE            $        0.07 $      0.03

The accompanying notes are an integral part of these consolicated financial statements.


HEARTLAND GROUP of COMPANIES, INC. and SUBSIDIARIES, DBA,
THE BANC STOCK GROUP
CONSOLIDATED STATEMENTS of CHANGES in SHAREHOLDERS' EQUITY
FOR THE QUARTER ENDED MAY 31, 1997
(UNAUDITED)





                                              Treasury     Retained
                      Class A  Class C        Stock        Earnings   Total

 Balance at 2/28/97 $9,102,556   -           ($385,403)    $874,498   $9,591,651


 Net income                 -             -         -       561,317      561,317


 Balance 5/31/1997  $9,102,556       -       ($385,403)  $1,435,815  $10,152,968

The accompanying notes are an integral part of these consolidated financial statements.



HEARTLAND GROUP of COMPANIES, INC. and SUBSIDIARIES, DBA,
THE BANC STOCK GROUP
CONSOLIDATED STATEMENTS of CASH FLOWS
FOR THE QUARTERS ENDED MAY 31, 1997 and 1996
(UNAUDITED)


                                                   1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                  $    561,317 $    251,256
  Adjustments to reconcile net income
    to net cash used in operating activities:
    Depreciation and amortization                   17,624       15,477
    Equity in earnings of Banc Stock Exchange of
       America                                     (11,080)       2,930
    (Increase) decrease in certain assets-
      Accounts receivable                          (34,820)      (6,441)
      Securities owned, net                       (768,679)    (885,271)
      Other assets                                 (10,720)       1,807
    Increase (decrease) in certain liabilities-
      Accounts payable broker-dealers & other       10,036      (22,835)
      Unearned commissions                          34,560        -
      Accrued expenses and other                   (61,067)     (65,573)
         Net cash used in operating activities    (262,829)    (708,650)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Collections of notes receivable                    9,138       10,650
  Issuance of notes receivable                      (4,304)      (3,659)
  Purchase of property and equipment               (10,623)      (3,989)
         Net cash (used in) provided by investin    (5,789)       3,002

CASH FLOWS FROM FINANCING ACTIVITIES:
  Margin accounts payable to broker-dealers        165,893      375,295
  Advances from affiliates                          61,454       34,449
  Advances to affiliates                           (83,970)     (26,616)
       Net cash provided by financing activities   143,377      383,128

NET DECREASE IN CASH                              (125,241)    (322,520)

CASH, BEGINNING OF PERIOD                          160,426      405,338

CASH, END OF PERIOD                           $     35,185 $     82,818


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                     1997         1996
  Cash paid during the period for:
    Interest                                  $     20,805 $      6,307


The accompanying notes are an integral part of these consolidated financial statements.


               HEARTLAND GROUP OF COMPANIES, INC.
                   DBA, THE BANC STOCK GROUP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1997


(1)  ORGANIZATION AND NATURE OF BUSINESS

Heartland Group of Companies, Inc., dba, The Banc Stock Group, (the Company) is a Florida corporation incorporated in April, 1990. At the Annual Meeting of Shareholders held on June 19, 1997, the Shareholders amended the Articles of Incorporation to change the name of the corporation to The Banc Stock Group, Inc. The Company was organized for the purpose of investing in financial services companies (such as stock brokerage companies) as well as trading and investing in minority interests of independent bank stocks. The Company has three wholly-owned subsidiary operating companies.

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

Heartland Advisory Group, Inc. (HAG), is a registered investment advisor offering advisory accounts to qualified investors.

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

(3)  CAPITAL STOCK

Common Stock

Class A Common shares have been registered with the Securities and Exchange Commission since March 24, 1994. Commencing December 1, 1991, shares of Class C common stock automatically convert to Class A common stock at the rate of 120,000 shares per year. The Class C common shares are subordinate to Class A common stock in that Class A common stock has a liquidation preference over the Class C common stock equal to $1.50 per share. In all other respects, Class A and Class C common stock have equal rights.

Treasury Stock

As of May 31, 1997, Buckeye Bancstocks held 206,240 Class A shares of the Company. These shares are treated as treasury stock for financial reporting purposes.

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

(4)  SECURITIES OWNED

Marketable equity securities at May 31, 1997 consist of bank stocks at market value, as follows:

       Traded on national securities markets                 $6,559,579
       Not traded on national securities
         markets, but with readily ascertainable
         market value                                         2,941,268

               Total marketable equity securities            $9,500,847

The Company, at any given time, may have a significant amount of its securities owned and related income generated from a few specific bank stocks. As of May 31, 1997, the Company had no single investment representing more than 10% of its marketable equity securities.

Securities not readily marketable include securities for which there is no market on a securities exchange and no independent publicly quoted market. These securities at May 31, 1997 were $743,357 at fair value with a cost of $649,160. As of May 31, 1997, the Company had investments in one bank stock amounting to 62% of its not readily marketable securities.

(5)  MARGIN ACCOUNTS PAYABLE TO BROKER-DEALERS

The Company maintains margin account balances due to unaffiliated broker-dealers bearing interest at variable rates which averaged 7.5% at May 31, 1997. These margin accounts are secured by the respective securities held by broker-dealers. The market value of the securities held by broker-dealers with margin account balances was approximately $4,917,000 at May 31, 1997.

(6)  RELATED PARTY TRANSACTIONS

Securities Transactions

The Company purchases from and sells securities owned to BSA at the prevailing market price at the time of the transaction. However, during the quarters ended May 31, 1997 and 1996 no purchases were made from, nor sales made to, BSA.

Operating Expenses

The Company and BSA are under common management. Certain expenses are paid by the Company and allocated to BSA based upon predetermined percentages as approved by the officers of the Companies. Operating expenses in the allocation are primarily salaries and benefits. Total expenses allocated to BSA were $24,457 and $20,230 for the quarters ended May 31, 1997 and 1996, respectively.

(7)  INCOME TAXES

The Company files a consolidated Federal income tax return. It is the policy of the Parent to allocate the consolidated tax provision to subsidiaries as if each subsidiary's tax liability or benefit were determined on a separate company basis. As part of the consolidated group, subsidiaries transfer to the Parent their current Federal tax liability or assets.

The provision for income taxes for the quarter ended May 31, 1997 is composed of the following:

Current Federal income taxes                      $      -
Deferred Federal income taxes                       190,000
Change in valuation allowance                      (190,000)
Provision for income taxes                        $      -

Deferred tax assets and liabilities consist of the following at May 31, 1997:

Deferred tax benefit of NOL carryforward                 $1,040,000
Deferred tax liabilities on unrealized gains
    on securities owned                                    (940,000)
Net deferred tax benefit                                    100,000
Valuation allowance                                        (100,000)
Deferred taxes                                            $     -

(8)  OPERATING LEASES

The Company leases certain facilities, a vehicle and office equipment under operating leases. Total lease expenses were approximately $87,000 in fiscal year ended February 28, 1997. As of May 31, 1997 the future minimum lease payments under existing leases are as follows:
                                      Amount
                    1998            $ 116,000
                    1999              118,000
                    2000               88,200
                    2001               92,500
                    2002               94,300
                    2003               39,300
                                    $ 548,300

(9) EMPLOYEE INCENTIVE PLANS

Incentive Compensation Plan

All full-time executive employees of the Company are eligible to participate in the Heartland Incentive Compensation Plan. The Plan provides that a bonus fund will be established in an amount equal to 20% of the pre-tax realized profits of the Company in excess of a 15% pre-tax return on equity. The amount of the bonus fund is calculated each fiscal quarter on a cumulative basis. The allocation of the bonus fund is to be made by the President of the Company. The Company incurred an expense of $93,000 under the Plan for the year ended February 28, 1997.

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

Effective March 7, 1997, the following options and warrants were granted under this plan with a ten year term and exercise price of $2.125.

(a) 61,000 non-qualified stock options granted to employees with immediate vesting.

(b) 47,500 non-qualified stock options granted to brokers with immediate vesting.

(c) 32,500 non-qualified stock options granted to brokers, vesting over five years.

(d) 61,000 qualified stock options granted to employees, vesting over five years.

(e)  65,000 warrants granted to directors and an officer with immediate vesting.

Effective May 4, 1997, 7,500 options which vest immediately and 7,500 options which vest over five years, were granted under this plan to an employee with a ten year term and exercise price of $2.375.

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

                                                 Quarter Ended
                                        May 31, 1997   May 31, 1996

     Net income          As reported    $ 561,317      $ 251,256
                         Pro forma      $ 216,016      $ 204,970

     Primary  and fully diluted
      earnings per share As reported    $ 0.07              $ 0.03
                         Pro forma      $ 0.03              $ 0.02

To make the computations of pro forma results under FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield for all years; expected volatility of 31.5% and 61%; and expected lives of ten years. The assumed risk-free interest rates for the September 28, 1995 grants is 5.83%; 6.79% for the February 29, 1996 grant; 7.03% for the March 7, 1997 grants; and 6.82% for the May 4, 1997 grants. The options and warrants granted under these plans are not registered and accordingly, there is no quoted market price.

A summary of the status of the Company's stock option and warrants plans as of May 31, 1997 and changes during the quarter is presented below:

                                  Options                 Warrants
                                        Exercise                 Exercise
                              Shares    Price        Shares      Price
Outstanding March 1,  1997    480,000   $2.875      105,000      $2.875
Granted                       232,000   $2.141       65,000      $2.125
Outstanding May 31, 1997      712,000   $2.636      170,000      $2.588


Exercisable May 31, 1997      395,200   $2.660      170,000      $2.588

Weighted-average fair value
   of options and warrants
   granted during the quarter,
   computed in accordance
   with FAS 123                         $1.651                     N/A

The following table summarizes information about fixed stock options and warrants outstanding at May 31, 1997:

                                   Options        Warrants
Number outstanding                 712,000        170,000
Weighted-average remaining
   contractual life in years             8.80            8.88
Weighted-average exercise price         $2.660          $2.588
Number exercisable                 395,200        170,000


(10)  REGULATORY REQUIREMENTS

BSFS is subject to the uniform net capital rule of the Securities and Exchange Commission (Rule 15c3-1), which requires that the ratio of "aggregate indebtedness" to "net capital" not exceed 15 to 1 (as those terms are defined by the Rule). BSFS had net capital of $794,310 as of May 31, 1997, which was in excess of its required minimum net capital of $100,000. The ratio of aggregate indebtedness to net capital was .39 to 1 as of May 31, 1997. BSFS is also subject to regulations of the District of Columbia and seventeen states in which it is registered as a licensed broker-dealer.


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

In the normal course of business, the Company periodically sells securities not yet purchased (short sales) for its own account and writes options. The establishment of short positions and option contracts expose the Company to off-balance sheet market risks in the event prices change, as the Company may be obligated to cover such positions at a loss. At May 31, 1997, the Company had no short security positions, the Company had not written any option contracts and did not own any options. The Company did not experience any credit losses due to the failure of any counterparties to perform during the quarter ended May 31, 1997. Senior management of the Company is responsible for reviewing trading positions, exposures, profits and losses, trading strategies and hedging strategies on a daily basis.

The Company's significant industry concentrations, which arises within its normal course of business activities, is with financial institutions for bank securities transactions. The most significant concentrations of financial instruments are in Midwest and California bank stocks.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Quarter Ended May 31, 1997, Compared to the Quarter Ended May 31, 1996

Revenues for the quarter ended May 31, 1997 increased to $1,152,919 compared to $669,827 for the quarter ended May 31, 1996, an increase of 72%. This increase results primarily from increases in revenue from principal transactions.

Revenues from principal transactions involving the trading portfolio were $835,326 for the quarter ended May 31, 1997 compared to $400,783 for the quarter ended May 31, 1996, an increase of 108%. This represents an annual rate of return on the average portfolio of 34% for the quarter ended May 31, 1997 compared to 27% for the quarter ended May 31, 1996 due to increases in market values.

Banc Stock Financial Services, Inc. (BSFS), the Company's NASD broker-dealer subsidiary, generated commission revenue of $270,178 for the quarter ended May 31, 1997 compared to $238,040 for the quarter ended May 31, 1996, an increase of 14%. BSFS continues to make a concerted effort to increase its level of business activity, especially portfolio management services.

Operating expenses for the quarter ended May 31, 1997 increased to $602,680 compared to $415,641 for the quarter ended May 31, 1996, an increase of 45%. Brokers' commission expenses increased to $193,231 for the quarter ended May 31, 1997 compared to $120,494 for the quarter ended May 31, 1996, an increase of 60%. This increase reflects management's decision to increase commissions paid to brokers to provide incentives to increase the level of business activity. Salaries, benefits, and payroll taxes increased to $123,569 for the quarter ended May 31, 1997 compared to $95,670 for the quarter ended May 31, 1996, an increase of 29%. This increase reflects management's decision to add three additional employees to establish additional revenue sources in the future. Interest expense increased to $20,805 for the quarter ended May 31, 1997 compared to $6,307 for the quarter ended May 31, 1996, an increase of 230%. This increase results from additional margin positions with broker-dealers established to buy additional securities to take advantage of favorable market conditions. General and administrative expenses increased to $265,075 for the quarter ended May 31, 1997 compared to $193,170 for the quarter ended May 31, 1996, an increase of 37%. This increase is primarily the result of marketing costs incurred to launch The Banc Stock Group Fund, a mutual fund investing in community bank stocks, which is sponsored by a subsidiary of the Company and will be launched in August.

The Banc Stock Exchange of America, Inc. (BSA) has established an electronic bank stock information exchange. BSA is separately owned but under common management with the Company. The Company currently holds 16% of the outstanding common stock of BSA.  The Company's investment in BSA is accounted
for on the equity method.   Equity in BSA's earnings was $11,080 for the quarter
ended May 31, 1997 compared to a loss of $2,930 for the quarter ended May 31, 1996. BSA was a development stage enterprise through February 28, 1997, however, operations began March 1, 1997.

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

As of May 31, 1997 the Company had working capital of approximately $9,000,000 compared to approximately $7,465,000 as of May 31, 1996. Working capital includes cash, securities owned and accounts and notes receivable, net of all liabilities. The Company has no long term debt.

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

At May 31, 1997 the Company had no short security positions. Short security positions do not expose the Company to credit risk since the counterparty is not obligated to perform.

At May 31, 1997 the Company had not written any option contracts. Short option positions do not expose the Company to credit risk since the counterparty is not obligated to perform.

The Company did not own any options as of May 31, 1997. The Company did not experience any credit losses due to the failure of any counterparties to perform during the quarter ended May 31, 1997. Senior management of the Company is responsible for reviewing trading positions, exposures, profits and losses, trading strategies and hedging strategies on a daily basis.

The Company's most significant industry concentration, which arises within its normal course of business activities, is with financial institutions for bank securities transactions. The most significant concentration of financial instruments is in Midwest and California bank stocks.

Historically, the operations of the Company have been funded by returns on investments, raising of capital, and limited bank financing. Management believes that the Company's existing resources, including available cash and cash provided by operating activities, will be sufficient to satisfy its working capital requirements in the foreseeable future. However, no assurance can be given that additional funds will not be required. To the extent that returns on investments are less than or expenses are greater than anticipated, the Company may be required to reduce its activities, liquidate inventory or seek additional financing. This financing may not be available on acceptable terms, if at all. No significant capital expenditures are expected in the foreseeable future, however, the Company is moving its offices during the second fiscal quarter. The cost of this move is expected to approximate $75,000 and the new space will increase annual lease cost approximately 12%. The new space is approximately 25% larger than the previous space. Working capital will be used to fund these expenditures.


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


       HEARTLAND GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                   DBA, THE BANC STOCK GROUP

                             PART II

                        OTHER INFORMATION

Item 1.  Legal Proceedings -                      None

Item 2.  Changes in Securities -                  None

Item 3.  Defaults Upon Senior Securities -        None

Item 4.  Submission of Matters to a Vote of
         Security Holders -                        None

Item 5. Other Information - At the Annual Meeting of Shareholders held on June 19, 1997, the Shareholders amended the Articles of Incorporation to change the name of the corporation to The Banc Stock Group, Inc.

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

  HEARTLAND GROUP OF COMPANIES, INC., DBA THE BANC STOCK GROUP
                             (Registrant)


Date     July 11, 1997                  /S/ Michael E. Guirlinger
                                        Michael E. Guirlinger
                                        President, Treasurer and Chief
                                        Executive Officer




Date     July 11, 1997                  /S/ Jeffrey C. Barton
                                        Jeffrey C. Barton
                                        Chief Financial Officer


                     Financial Data Schedule