Form 10QSB
period 1997-08-31
HEARTLAND GROUP OF COMPANIES INC
filed 1997-10-14
CIK 909108

U.S. Securities and Exchange Commission
	                        Washington D.C. 20549

                            	Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
  For the quarterly period ended                        August 31, 1997

Commission file number                          33-65292C

                      THE BANC STOCK GROUP , INC.
    (Exact name of small business issuer as specified in its charter)

           FLORIDA                                 65-0190407
   (State of incorporation)              (IRS Employer Identification No.)

             1105 Schrock Road, Suite 437, COLUMBUS, OHIO  43229
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

  State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 1997:
CLASS						                                        NUMBER OF SHARES
Class A shares, No Par Value		              	          7,931,717
Class C shares, No Par Value					                        480,000

	TRADITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE)

Yes  X                 			No


              	THE BANC STOCK GROUP, INC. AND SUBSIDIARIES
                               	INDEX

                                              PAGE
Part I Financial Information:

Item 1.  Consolidated Financial Statements		  3-7

Notes to Consolidated Financial Statements		  8-17

Item 2.  Management's Discussion and Analysis
   of Financial Condition and Results of
   Operations					                            18-22

Part II Other Information:

Item  1 through Item 6					                   23-24

Signatures								                            25



               	THE BANC STOCK GROUP, INC. AND SUBSIDIARIES

                                  	PART I

                           	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

The accompanying consolidated financial statements of The Banc Stock Group, Inc., formerly, Heartland Group of Companies, Inc., are unaudited but, in the opinion of management, reflect all adjustments (which include only normal recurring accruals) necessary to present fairly such information for the periods and at the dates indicated and to make the consolidated financial statements not misleading. The results of operations for the six months ended August 31, 1997 may not be indicative of the results of operations for the year ending February 28, 1998. Since the accompanying consolidated financial statements have been prepared in accordance with Item 310 of Regulation S-B, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Annual Report.

                THE BANC STOCK GROUP, INC. and SUBSIDIARIES
               CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                         AS OF AUGUST 31, 1997

                              (UNAUDITED)

      ASSETS
      Cash                                                   $    118,639
      Securities owned:
        Marketable equity securities, at market value          10,049,818
        Not readily marketable equity securities at estimated f   797,974
      Mortgage participation notes                                100,000
      Accounts receivable:
        Affiliates                                                147,977
        Pending securities settlements                            108,710
      Notes and interest receivable                                55,999
      Equity investment in Banc Stock Exchange of America         526,010
      Property and equipment, net of accumulated depreciation
        of $196,281                                               165,194
      Goodwill, net of accumulated amortization of $211,385       418,582
      Deposits and other                                          215,365

          Total assets                                       $ 12,704,268

      LIABILITIES

      Margin accounts payable to broker-dealers              $    579,717
      Unearned commisions                                          83,300
      Accounts payable to broker-dealers and other                 52,842
      Deferred taxes                                              300,000
      Accrued expenses                                            674,299

          Total liabilities                                     1,690,158

      SHAREHOLDERS' EQUITY

      Preference stock, 50,000,000 shares authorized,               -
          none issued or outstanding
      Common stock:
        Class A, no par value, 149,400,000 shares
          authorized, 8,234,762 shares issued
          and 7,931,717 shares outstanding                      9,102,556
        Class C, no par value, 480,000 shares
          authorized, issued and outstanding                         -
        Treasury stock, at cost
          (303,045 Class A shares)                               (385,403)
      Retained earnings                                         2,296,957

          Total shareholders' equity                           11,014,110

          Total liabilities and shareholders' equity         $ 12,704,268

The accompanying notes are an integral part of these consolidated financial statements.

            THE BANC STOCK GROUP, INC. and SUBSIDIARIES
                 CONSOLIDATED STATEMENTS of INCOME
     FOR THE THREE MONTHS and SIX MONTHS ENDED AUGUST 31, 1997 and 1996

                           (UNAUDITED)

                                 6 Months Ended           3 Months Ended
                             AUGUST 1997  AUGUST 1996 AUGUST 1997 AUGUST 1996
REVENUES:

   Principal transactions: $  2,291,974 $  762,938  $ 1,456,648 $   362,155
   Commission revenue           888,396    663,683      618,218     425,643
   Agency Fees                        0     14,270            0      14,270
   Dividends                     85,445     66,278       48,281      44,705
   Interest                      16,725     18,480        6,476       9,049

     Total revenues           3,282,540   1,525,649    2,129,623     855,822

EXPENSES:
   Brokers' commission          507,803    357,264      314,572     236,770
   Salaries, benefits and
     payroll taxes              491,081    185,145      367,512      89,475
   Interest                      40,180     20,056       19,375      13,749
   General and administrative   557,867    437,145      292,792     243,975

     Total expenses           1,596,931    999,610      994,251     583,969

INCOME  BEFORE TAXES          1,685,609    526,039    1,135,372     271,853

INCOME TAX PROVISION            300,000       -         300,000       -

INCOME BEFORE EQUITY IN NET
   EARNINGS OF AFFILIATED CO.    36,850      3,970       25,770       6,900

NET INCOME                 $  1,422,459 $  530,009  $   861,142 $   278,753

   WEIGHTED AVERAGED SHARES,
     COMMON AND COMMON
     STOCK EQUIVALENTS        8,516,533   8,411,677   8,622,955   8,411,677

   PRIMARY AND FULLY DILUTED
     EARNINGS
     PER COMMON SHARE      $       0.17 $     0.06  $      0.10 $      0.03

The accompanying notes are an integral part of these consolidated financial statements.

              THE BANC STOCK GROUP,INC. and SUBSIDIARIES
        CONSOLIDATED STATEMENTS of CHANGES in SHAREHOLDERS' EQUITY
               FOR THE SIX MONTHS ENDED AUGUST 31, 1997

                             (UNAUDITED)

                                     Treasury        Retained
                 Class A    Class C    Stock         Earnings       Total

Balance 2/28/97 $9,102,556     -     ($385,403)      $874,498     $9,591,651


Net income            -        -         -          1,422,459      1,422,459


Balance 8/31/97  $9,102,556    -     ($385,403)    $2,296,957    $11,014,110


The accompanying notes are an integral part of these consolidated financial statements.

               THE BANC STOCK GROUP, INC. and SUBSIDIARIES
                  CONSOLIDATED STATEMENTS of CASH FLOWS
            FOR THE SIX MONTHS ENDED AUGUST 31, 1997 and 1996

                                (UNAUDITED)

                                                      1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $   1,422,459 $     530,009
  Adjustments to reconcile net income
    to net cash provided by (used in) operating activities:
    Depreciation and amortization                      36,838        32,104
    Deferred taxes                                    300,000           -
    Equity in earnings of Banc Stock Exchange of A    (36,850)       (3,970)
    (Increase) decrease in certain assets-
       Accounts receivable                            (64,417)      (52,812)
       Securities owned, net                       (1,372,267)   (1,335,172)
       Other assets                                  (129,248)       (2,955)
    Increase (decrease) in certain liabilities-
       Accounts payable to broker-dealers and othe     31,875       (26,955)
       Unearned commissions                            83,300           -
       Accrued expenses and other                     105,329        27,932
         Net cash provided by (used in) operating     377,019      (831,819)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Collections of notes receivable                      15,153        36,300
  Issuance of notes receivable                        (48,306)       (7,070)
  Purchase of property and equipment                  (96,578)      (28,989)
         Net cash (used in) provided by investing    (129,732)          241

CASH FLOWS FROM FINANCING ACTIVITIES:
  Margin accounts payable to broker-dealers          (145,740)      498,843
  Advances from affiliates                            131,530       333,153
  Advances to affiliates                             (274,864)     (311,277)
         Net cash (used in) provided by financing    (289,074)      520,719

NET DECREASE IN CASH                                  (41,787)     (310,859)

CASH, BEGINNING OF PERIOD                             160,426       405,338

CASH, END OF PERIOD                             $     118,639 $      94,479


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                        1997          1996
  Cash paid during the period for:
    Interest                                    $      40,180 $      20,056


The accompanying notes are an integral part of these consolidated financial statements.

                   THE BANC STOCK GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AUGUST 31, 1997

(1)  ORGANIZATION AND NATURE OF BUSINESS

The Banc Stock Group, Inc. (the Company), formerly, Heartland Group of Companies, Inc., is a Florida corporation incorporated in April, 1990. At the Annual Meeting of Shareholders held on June 19, 1997, the Shareholders amended the Articles of Incorporation to change the name of the corporation to The Banc Stock Group, Inc. The Company was organized for the purpose of investing in financial services companies (such as stock brokerage companies) as well as trading and investing in minority interests of independent bank stocks. The Company has three wholly-owned subsidiary operating companies.

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

Heartland Advisory Group, Inc. (HAG), is a registered investment advisor offering advisory accounts to qualified investors. HAG is the Investment Advisor to The Banc Stock Group Fund, a diversified, open-end mutual fund.

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

Earnings Per Share

Primary and fully diluted earnings per common share were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the periods.

Recent Accounting Pronouncement

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which supersedes existing standards for determining earnings per share. The statement will be effective for the Company for the year ending February 28, 1998. Primary earnings per share will be replaced by "basic earnings per share," which will be determined solely by the weighted average number of shares outstanding for the period. Fully diluted earnings per share will be replaced by "diluted earnings per share," which will reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The statement will also require a reconciliation of the numerator and denominator of basic earnings per share with the numerator and denominator of diluted earnings per share. Management does not believe the new statement will result in a significant difference in amounts per share reported in these financial statements.

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

Equity Investment in Banc Stock Exchange of America

The Banc Stock Exchange of America (BSA) is establishing an electronic bank stock information service. BSA is under common management with the Company. The Company currently holds 16% of the outstanding common stock of BSA. The Company's investment in BSA is accounted for on the equity method. The difference between the carrying amount of the investment accounted for under the equity method and the underlying equity in net assets results from the Company's policy of expensing pre-operating costs as incurred.

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

Treasury Stock

As of August 31, 1997, Buckeye Bancstocks held 206,240 Class A shares of the Company. These shares are treated as treasury stock for financial reporting purposes.

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

(4)  SECURITIES OWNED

Marketable equity securities at August 31, 1997 consist of bank stocks at market value, as follows:

       Traded on national securities markets      		   $ 6,658,828
       Not traded on national securities
         markets, but with readily ascertainable
         market value                              		 	   3,390,990

               Total marketable equity securities       $10,049,818

The Company, at any given time, may have a significant amount of its securities owned and related income generated from a few specific bank stocks. As of August 31, 1997, the Company had no single investment representing more than 10% of its marketable equity securities.

Securities not readily marketable include securities for which there is no market on a securities exchange and no independent publicly quoted market. These securities at August 31, 1997 were $797,974 at fair value with a cost of $657,198. As of August 31, 1997, the Company had investments in one bank stock amounting to 63% of its not readily marketable securities.

(5)  MARGIN ACCOUNTS PAYABLE TO BROKER-DEALERS

The Company maintains margin account balances due to unaffiliated broker-dealers bearing interest at variable rates which averaged 7.5% at August 31, 1997. These margin accounts are secured by the respective securities held by broker-dealers. The market value of the securities held by broker-dealers with margin account balances was approximately $5,451,800 at August 31, 1997.

(6)  RELATED PARTY TRANSACTIONS

Securities Transactions

The Company purchases from and sells securities owned to BSA at the prevailing market price at the time of the transaction. However, during the six months ended August 31, 1997 and 1996 no purchases were made from, nor sales made to, BSA.

Operating Expenses

The Company and BSA are under common management. Certain expenses are paid by the Company and allocated to BSA based upon predetermined percentages as approved by the officers of the Companies. Operating expenses in the allocation are primarily salaries and benefits. Total expenses allocated to BSA were $71,578 and $40,006 for the six months ended August 31, 1997 and 1996, respectively.

(7)  INCOME TAXES

The Company files a consolidated Federal income tax return. It is the policy of the Parent to allocate the consolidated tax provision to subsidiaries as if each subsidiary's tax liability or benefit were determined on a separate company basis. As part of the consolidated group, subsidiaries transfer to the Parent their current Federal tax liability or assets.

The provision for income taxes for the six months ended August 31, 1997 is composed of the following:

Current Federal income taxes					   $   -
Deferred Federal income taxes			 		  590,000
Change in valuation allowance					  (290,000)
Provision for income taxes					     $300,000

Deferred tax assets and liabilities consist of the following at August 31, 1997:

Deferred tax benefit of NOL carryforward   		      $   950,000
Deferred tax liabilities on unrealized gains
    on securities owned                             (1,250,000)
Net deferred tax benefit			  			                      (300,000)
Valuation allowance			       	                            -
Deferred taxes				      		                          $ (300,000)

(8)  OPERATING LEASES

The Company leases certain facilities, a vehicle and office equipment under operating leases. Total lease expenses were approximately $87,000 in fiscal year ended February 28, 1997. As of August 31, 1997 the future minimum lease payments under existing leases are as follows:
                                          		Amount
                    		1998              $   96,600
                      1999		                99,200
                      2000		                88,200
                      2001		                92,500
                      2002		                94,300
                    		2003                  39,300
                                        	$ 510,100

(9) EMPLOYEE INCENTIVE PLANS

Incentive Compensation Plan

All full-time executive employees of the Company are eligible to participate in the Heartland Incentive Compensation Plan. The Plan provides that a bonus fund will be established in an amount equal to 20% of the pre-tax realized profits of the Company in excess of a 15% pre-tax return on equity. The amount of the bonus fund is calculated each fiscal quarter on a cumulative basis. The allocation of the bonus fund is to be made by the President of the Company. The Company incurred an expense of $93,000 under the Plan for the year ended February 28, 1997 and has provided $195,000 for the six months ended August 31, 1997.

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

The Company applies Accounting Principles Board Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and warrants. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value , as computed in accordance with Statement of Financial Accounting Standards No. 123 (FAS 123), at the grant dates for awards under those plans, the Company's net income and earning per share would have been reduced to the pro forma amounts indicated below:

   								    				                                 Six Months Ended
 	                                           August 31, 1997   August 31, 1996
Net income			               As reported	      $ 1,422,459	           $ 530,009
                            Pro forma		       $ 1,029,250		          $ 437,437

Primary  and fully diluted
   earnings per share		     As reported		     $ 0.17			              $ 0.06
                            Pro forma		       $ 0.12			              $ 0.05

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

A summary of the status of the Company's stock option and warrants plans as of August 31, 1997 and changes during the six months then ended is presented below:

          Options                     Warrants
Exercise		 Exercise
                                Shares  	 Price      Shares  	  Price
Outstanding March 1,  1997			   480,000	  $2.875     105,000	   $2.875
Granted					                    232,000	  $2.141      65,000    $2.125
Outstanding August 31, 1997 		  712,000	  $2.636     170,000    $2.588


Exercisable August 31, 1997			  395,200	  $2.660     170,000    $2.588

Weighted-average fair value
   of options and warrants
   granted during the six months,
   computed in accordance
   with FAS 123						                     $1.651

The following table summarizes information about fixed stock options and warrants outstanding at August 31, 1997:

                                       Options         		Warrants
Number outstanding				                 712,000		         170,000
Weighted-average remaining
   contractual life in years			               8.55		            8.63
Weighted-average exercise price		            $2.660	           $2.588
Number exercisable		  		               395,200		         170,000

(10)  REGULATORY REQUIREMENTS

BSFS is subject to the uniform net capital rule of the Securities and Exchange Commission (Rule 15c3-1), which requires that the ratio of "aggregate indebtedness" to "net capital" not exceed 15 to 1 (as those terms are defined by the Rule). BSFS had net capital of $883,243 as of August 31, 1997, which was in excess of its required minimum net capital of $100,000. The ratio of aggregate indebtedness to net capital was .52 to 1 as of August 31, 1997.
BSFS is also subject to regulations of the District of Columbia and twenty states in which it is registered as a licensed broker-dealer.

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

In the normal course of business, the Company periodically sells securities not yet purchased (short sales) for its own account and writes options. The establishment of short positions and option contracts expose the Company to off-balance sheet market risks in the event prices change, as the Company may be obligated to cover such positions at a loss. At August 31, 1997, the Company had no short security positions, the Company had not written any option contracts and did not own any options. The Company did not experience any credit losses due to the failure of any counterparties to perform during the six months ended August 31, 1997. Senior management of the Company is responsible for reviewing trading positions, exposures, profits and losses, trading strategies and hedging strategies on a daily basis.

The Company's significant industry concentrations, which arises within its normal course of business activities, is with financial institutions for bank securities transactions.

ITEM 2:	Management's Discussion and Analysis of Financial Condition and
Results of Operations

Six Months Ended August 31, 1997, Compared to the Six Months Ended August 31,
1996

Revenues for the six months ended August 31, 1997 increased to $3,282,540 compared to $1,525,649 for the six months ended August 31, 1996, an increase of 115%. This increase results primarily from increases in revenue from principal transactions.

Revenues from principal transactions involving the trading portfolio were $2,291,974 for the six months ended August 31, 1997 compared to $762,938 for the six months ended August 31, 1996, an increase of 200%. This represents an annual rate of return on the average portfolio of 45% for the six months ended August 31, 1997 compared to 22% for the six months ended August 31, 1996 due to increases in market values.

Banc Stock Financial Services, Inc. (BSFS), the Company's NASD broker-dealer subsidiary, generated commission revenue of $888,396 for the six months ended August 31, 1997 compared to $663,683 for the six months ended August 31, 1996, an increase of 34%. BSFS continues to make a concerted effort to increase its level of business activity, especially portfolio management services.

Buckeye Bancstocks, the Company's intrastate broker-dealer subsidiary, generated agency fees of $14,270 for the six months ended August 31, 1996. These funds were earned by Buckeye in its capacity as agent for investors desiring to acquire BSA stock or shareholders desiring to sell their BSA shares. As an agent, Buckeye matched corresponding buyers or sellers. There were no comparable fees for the six months ended August 31, 1997. Buckeye does not expect to generate significant agency fees in the foreseeable future.

Operating expenses for the six months ended August 31, 1997 increased to $1,596,931 compared to $999,610 for the six months ended August 31, 1996, an increase of 60%. Brokers' commission expenses increased to $507,803 for the six months ended August 31, 1997 compared to $357,264 for the six months ended August 31, 1996, an increase of 42%. This increase reflects management's decision to increase commissions paid to brokers to provide incentives to increase the level of business activity. Salaries, benefits, and payroll taxes increased to $491,081 for the six months ended August 31, 1997 compared to $185,145 for the six months ended August 31, 1996, an increase of 165%.
This increase reflects accruals for the Incentive Compensation Plan for employees and management's decision to add three additional employees to establish additional revenue sources in the future. Interest expense increased to $40,180 for the six months ended August 31, 1997 compared to $20,056 for the six months ended August 31, 1996, an increase of 100%. This increase results from additional margin positions with broker-dealers established to buy additional securities to take advantage of favorable market conditions.
General and administrative expenses increased to $557,867 for the six months ended August 31, 1997 compared to $437,145 for the six months ended August 31, 1996, an increase of 27%. This increase is primarily the result of marketing costs incurred to launch The Banc Stock Group Fund, a mutual fund investing in community bank stocks, which is sponsored by a subsidiary of the Company and was launched August 1, 1997.

The Banc Stock Exchange of America, Inc. (BSA) has established an electronic bank stock information service. BSA is separately owned but under common management with the Company. The Company currently holds 16% of the outstanding common stock of BSA. The Company's investment in BSA is accounted for on the equity method. Equity in BSA's earnings was $36,850 for the six months ended August 31, 1997 compared to $3,970 for the six months ended August 31, 1996. BSA was a development stage enterprise through February 28, 1997, however, operations began March 1, 1997.

Quarter Ended August 31, 1997, Compared to the Quarter Ended August 31, 1996

Revenues for the quarter ended August 31, 1997 increased to $2,129,623 compared to $855,822 for the quarter ended August 31, 1996, an increase of 149%. This increase results primarily from increases in revenue from principal transactions.

Revenues from principal transactions involving the trading portfolio were $1,456,648 for the quarter ended August 31, 1997 compared to $362,155 for the quarter ended August 31, 1996, an increase of 302%. This represents an annual rate of return on the average portfolio of 55% for the quarter ended August 31, 1997 compared to 20% for the quarter ended August 31, 1996 due to increases in market values.

Banc Stock Financial Services, Inc. (BSFS), the Company's NASD broker-dealer subsidiary, generated commission revenue of $618,218 for the quarter ended August 31, 1997 compared to $425,643 for the quarter ended August 31, 1996, an increase of 45%. BSFS continues to make a concerted effort to increase its level of business activity, especially portfolio management services.

Buckeye Bancstocks, the Company's intrastate broker-dealer subsidiary, generated agency fees of $14,270 for the quarter ended August 31, 1996. These funds were earned by Buckeye in its capacity as agent for investors desiring to acquire BSA stock or shareholders desiring to sell their BSA shares. As an agent, Buckeye matched corresponding buyers or sellers. There were no comparable fees for the quarter ended August 31, 1997. Buckeye does not expect to generate significant agency fees in the foreseeable future.

Operating expenses for the quarter ended August 31, 1997 increased to $994,251 compared to $583,969 for the quarter ended August 31, 1996, an increase of 70%. Brokers' commission expenses increased to $314,572 for the quarter ended
August 31, 1997 compared to $236,770 for the quarter ended August 31, 1996, an increase of 33%. This increase reflects the increase in the level of business activity. Salaries, benefits, and payroll taxes increased to $367,512 for the quarter ended August 31, 1997 compared to $89,475 for the quarter ended August 31, 1996, an increase of 311%. This increase reflects accruals for the Incentive Compensation Plan for employees and management's decision to add three additional employees to establish additional revenue sources in the future. Interest expense increased to $19,375 for the quarter ended August 31, 1997 compared to $13,749 for the quarter ended August 31, 1996, an increase of 41%. This increase results from additional margin positions with broker-dealers established to buy additional securities to take advantage of favorable market conditions. General and administrative expenses increased to $292,792 for the quarter ended August 31, 1997 compared to $243,975 for the quarter ended August 31, 1996, an increase of 20%. This increase is primarily the result of marketing costs incurred to launch The Banc Stock Group Fund, a mutual fund investing in community bank stocks, which is sponsored by a subsidiary of the Company and was launched August 1, 1997.

The Banc Stock Exchange of America, Inc. (BSA) has established an electronic bank stock information service. BSA is separately owned but under common management with the Company. The Company currently holds 16% of the outstanding common stock of BSA. The Company's investment in BSA is accounted for on the equity method. Equity in BSA's earnings was $25,770 for the quarter ended August 31, 1997 compared to $6,900 for the quarter ended August 31, 1996. BSA was a development stage enterprise through February 28, 1997, however, operations began March 1, 1997.

Liquidity and Capital Resources

Approximately 7% of the value of the Company's trading portfolio is comprised of small bank stocks which are thinly traded and there can be no assurance that active markets will develop. The failure of such markets to develop could negatively affect the Company's operations and financial condition. Approximately 93% of the Company's trading portfolio is readily marketable, providing a high degree of liquidity. Investments in bank securities traded on national securities markets and securities not traded are valued at fair value as determined in good faith by management of the Company. While management employs objective criteria to ascertain these values, there is no independent benchmark by which the values assigned by management can be judged.

As of August 31, 1997 the Company had working capital of approximately $9,990,000 compared to approximately $7,730,000 as of August 31, 1996.
Working capital includes cash, securities owned and accounts and notes receivable, net of all current liabilities. The Company has no long term debt.

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

At August 31, 1997 the Company had no short security positions. Short security positions do not expose the Company to credit risk since the counterparty is not obligated to perform.

At August 31, 1997 the Company had not written any option contracts. Short option positions do not expose the Company to credit risk since the counterparty is not obligated to perform.

The Company did not own any options as of August 31, 1997. The Company did not experience any credit losses due to the failure of any counterparties to perform during the six months ended August 31, 1997. Senior management of the Company is responsible for reviewing trading positions, exposures, profits and losses, trading strategies and hedging strategies on a daily basis.

The Company's most significant industry concentration, which arises within its normal course of business activities, is with financial institutions for bank securities transactions.

Historically, the operations of the Company have been funded by returns on investments, raising of capital, and limited bank financing. Management believes that the Company's existing resources, including available cash and cash provided by operating activities, will be sufficient to satisfy its working capital requirements in the foreseeable future. However, no assurance can be given that additional funds will not be required. To the extent that returns on investments are less than or expenses are greater than anticipated, the Company may be required to reduce its activities, liquidate inventory or seek additional financing. This financing may not be available on acceptable terms, if at all. No significant capital expenditures are expected in the foreseeable future, however, the Company moved its offices during the second fiscal quarter. The cost of this move was approximately $75,000 and the new space will increase annual lease cost approximately 12%. The new space is approximately 25% larger than the previous space. Working capital was used to fund these expenditures.

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

            	THE BANC STOCK GROUP, INC. AND SUBSIDIARIES

                               	PART II

                          	OTHER INFORMATION

Item 1.  Legal Proceedings - 					            None

Item 2.  Changes in Securities - 				         None

Item 3.  Defaults Upon Senior Securities - 			None

Item 4.  Submission of Matters to a Vote of
   Security Holders -

The Annual Meeting of Shareholders was held June 19, 1997. The Shareholders voted on the following issues:

a.	The Shareholders amended the Articles of Incorporation to change the name of the corporation to The Banc Stock Group, Inc. This issue was approved with 7,575,580 votes for, 52,671 votes against and 783,473 votes withheld.

b.	The Shareholders amended the By-Laws to provide that the Board of Directors shall be divided into three classes with staggered three year terms so that one class is subject to election at each annual meeting of the shareholders.  This issue was approved with 5,620,007 votes for, 31,935 votes against and 16,350 votes withheld.

c.	Election of the Board of Directors. The following individuals were elected to serve on the board:

                      Term
Name of Director		  Expires		Votes for	  Votes withheld
Larry A. Beres		      2000			7,833,676			18,208
Robert K. Butner		    1999			7,830,176			21,208
Michael E. Guirlinger	2000			7,832,676			19,208
James G. Mathias		    2000			7,833,676			18,208
Sandra L. Quinn		     1999			7,832,676			19,208
J. David Smith		      1998			7,833,676			18,208
Harvey Thatcher		     1999			7,833,676		 18,208
L. Jean Thiergartner	 1998			7,802,363			49,521

d.	The election of Price Waterhouse LLP to serve as independent accountants.
This issue was approved with 7,786,662 votes for, zero votes against and 42,242 votes withheld.


Item 5.  Other Information - 					            None

Item 6.  Exhibits and Reports on Form 8-K
  a)  Furnish the exhibits required by
       Item 601 of Regulation S-B - 			       None

  b)  Reports on Form 8-K - 				              None

                             	SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      THE BANC STOCK GROUP, INC.
                             (Registrant)


Date     October 14, 1997               			/S/ Michael E. Guirlinger
                                           Michael E. Guirlinger
                                           President, Treasurer and
                                           Chief	Executive Officer




Date     October 14, 1997              			 /S/ Jeffrey C. Barton
                                           Jeffrey C. Barton
                                           Chief Financial Officer

                        	Financial Data Schedule