Form 10QSB
period 1997-11-30
BANC STOCK GROUP INC
filed 1998-01-12
CIK 909108

U.S. Securities and Exchange Commission
                   Washington D.C. 20549

                        Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
  For the quarterly period ended           November 30, 1997

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
Yes  X     No

  State the number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 1997:
     CLASS                              NUMBER OF SHARES
Class A shares, No Par Value                8,051,717
Class C shares, No Par Value                  360,000

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

ITEM 1.   Financial Statements

The accompanying consolidated financial statements of The Banc Stock Group, Inc., formerly, Heartland Group of Companies, Inc., are unaudited but, in the opinion of management, reflect all adjustments (which include only normal recurring accruals) necessary to present fairly such information for the periods and at the dates indicated and to make the consolidated financial statements not misleading. The results of operations for the nine months ended November 30, 1997 may not be indicative of the results of operations for the year ending February 28, 1998. Since the accompanying consolidated financial statements have been prepared in accordance with Item 310 of Regulation S-B, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Annual Report.

THE BANC STOCK GROUP, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
AS OF NOVEMBER 30, 1997
(UNAUDITED)

ASSETS
Cash                                               $      481,397
Securities owned:
   Marketable equity securities, at market value       11,712,022
   Not readily marketable equity securities at
   estimated fair value                                   871,308
Mortgage participation notes                              100,000
Accounts receivable:
   Affiliates                                             335,086
   Clearing organization and other                         50,751
Notes and interest receivable                              53,750
Equity investment in Banc Stock Exchange of America       567,470
Property and equipment, net of accumulated
   depreciation of $121,380                               197,454
Goodwill, net of accumulated amortization of $220,105     409,862
Deposits and other                                        213,497

     Total assets                                  $   14,992,597

LIABILITIES
Margin accounts payable to broker-dealers          $    1,028,968
Unearned commisions                                       132,500
Accounts payable to broker-dealers and other               74,600
Deferred taxes                                            800,000
Accrued expenses                                          857,444

     Total liabilities                                  2,893,512

SHAREHOLDERS' EQUITY
Preference stock, 50,000,000 shares authorized,            -
     none issued or outstanding
Common stock:
   Class A, no par value, 149,400,000 shares
     authorized, 8,234,762 shares issued
     and 7,931,717 shares outstanding                   9,102,556
   Class C, no par value, 480,000 shares
     authorized, issued and outstanding                       -
   Treasury stock, at cost
     (303,045 Class A shares)                            (385,403)
Retained earnings                                       3,381,932

     Total shareholders' equity                        12,099,085

     Total liabilities and shareholders' equity    $   14,992,597

The accompanying notes are an integral part of these consolidated financial statements.

THE BANC STOCK GROUP, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS of INCOME
FOR THE THREE MONTHS and NINE MONTHS ENDED NOVEMBER 30, 1997 and 1996
(UNAUDITED)

                             9  Months Ended          3 Months Ended
                       NOVEMBER 1997 NOVEMBER 1996 NOVEMBER 1997 NOVEMBER 1996
REVENUES:

Principal transactions:   $4,100,224    $1,527,413    $1,808,250     $ 764,475
Commission revenue         1,645,918       870,702       757,522       207,019
Agency Fees                       _         14,430            _            160
Dividends                    129,440        93,936        43,995        27,658
Interest                      30,923        27,058        14,198         8,578

       Total revenues      5,906,505     2,533,539     2,623,965     1,007,890

EXPENSES:
Brokers' commission          892,919       511,625       385,116       154,361
Salaries, benefits and
   payroll taxes             836,875       284,781       345,794        99,636
Interest                      65,649        33,505        25,469        13,449
General and administrative   781,938       644,741       224,071       207,596

       Total expenses      2,577,381     1,474,652       980,450       475,042

INCOME  BEFORE TAXES       3,329,124     1,058,887     1,643,515       532,848

INCOME TAX PROVISION         900,000         -           600,000         -

INCOME BEFORE EQUITY IN NET
   EARNINGS OF AFFILIATE      78,310        17,810        41,460        13,840

NET INCOME                $2,507,434     $1,076,697    $1,084,975    $ 546,688

   WEIGHTED AVERAGED SHARES,
       COMMON AND COMMON
       STOCK EQUIVALENTS   8,855,714      8,411,677     9,020,572    8,411,677

   PRIMARY AND FULLY DILUTED
       EARNINGS
       PER COMMON SHARE   $     0.28     $     0.13     $    0.12    $    0.06

The accompanying notes are an integral part of these consolidated financial statements.

THE BANC STOCK GROUP,INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS of CHANGES in SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED NOVEMBER 30, 1997
         (UNAUDITED)

                                         Treasury      Retained
                 Class A      Class C    Stock         Earnings     Total

Balance  2/28/97 $9,102,556      -       ($385,403)  $  874,498   $  9,591,651

Net income         -             -          -         2,507,434      2,507,434

Balance 11/30/97 $9,102,556      -       ($385,403)  $3,381,932    $12,099,085

The accompanying notes are an integral part of these consolidated financial statements.

THE BANC STOCK GROUP, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS of CASH FLOWS
FOR THE NINE MONTHS ENDED NOVEMBER 30, 1997 and 1996
(UNAUDITED)
                                                      1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $    2,507,434 $      530,009
  Adjustments to reconcile net income
     to net cash provided by (used in) operating activities:
     Depreciation and amortization                      59,323         32,104
     Loss on equipment disposals                         4,930
     Deferred taxes                                    800,000         -
     Equity in earnings of Banc Stock Exchange of
       America                                         (78,310)        (3,970)
     (Increase) decrease in certain assets-
        Accounts receivable                             (6,458)       (52,812)
        Securities owned, net                       (3,107,805)    (1,335,172)
        Other assets                                  (127,380)        (2,955)
     Increase (decrease) in certain liabilities-
        Accounts payable to broker-dealers and other    53,633        (26,955)
        Unearned commissions                           132,500         -
        Accrued expenses and other                     288,474         27,932
          Net cash provided by (used in) operating
             activities                                526,341       (831,819)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Collections of notes receivable                       21,280         36,300
  Issuance of notes receivable                         (52,185)        (7,070)
  Purchase of property and equipment                  (147,533)       (28,989)
          Net cash (used in) provided by investing
             activities                               (178,438)           241

CASH FLOWS FROM FINANCING ACTIVITIES:
  Margin accounts payable to broker-dealers            303,510        498,843
  Advances from affiliate                             142,324        333,153
  Advances to affiliate                              (472,766)      (311,277)
          Net cash (used in) provided by financing
             activities                               (26,933)       520,719

NET INCREASE (DECREASE) IN CASH                        320,971       (310,859)

CASH, BEGINNING OF PERIOD                              160,426        405,338

CASH, END OF PERIOD                             $      481,397 $       94,479

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                                                  1997           1996
  Cash paid during the period for:
     Interest                                   $       65,649 $       33,505

The accompanying notes are an integral part of these consolidated financial statements.

               THE BANC STOCK GROUP, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    NOVEMBER 30, 1997

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

Banc Stock Financial Services, Inc. (BSFS), an Ohio corporation, is an
NASD registered broker-dealer specializing in the trading of bank stocks nationwide. BSFS is registered with the Securities and Exchange
Commission and the securities commissions of twenty-six states, including Ohio. BSFS trades securities on a fully-disclosed basis and clears customer transactions through an unaffiliated broker-dealer which also maintains the customer accounts. BSFS is also a registered investment adviser offering advisory accounts to qualified investors. BSFS derives a significant portion of its revenues from providing private portfolio management and brokerage services.

Heartland Advisory Group, Inc. (HAG), is a registered investment advisor. HAG is the Investment Adviser to The Banc Stock Group Fund, a diversified, open-end mutual fund.

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

Equity Investment in Banc Stock Exchange of America

The Banc Stock Exchange of America (BSA) has established an electronic bank stock information exchange. BSA is under common management with the Company. The Company currently holds 16% of the outstanding common stock of BSA. The Company's investment in BSA is accounted for on the equity method. The difference between the carrying amount of the investment accounted for under the equity method and the underlying equity in net assets results from the Company's policy of expensing pre-operating costs as incurred.

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

Treasury Stock

As of November 30, 1997, Buckeye Bancstocks held 206,240 Class A shares of the Company. These shares are treated as treasury stock for financial reporting purposes.

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

(4)  SECURITIES OWNED

Marketable equity securities at November 30, 1997 consist of bank stocks at market value, as follows:

       Traded on national securities markets                $ 7,960,342
       Not traded on national securities
         markets, but with readily ascertainable
         market value                                         3,751,680

               Total marketable equity securities           $11,712,022

The Company, at any given time, may have a significant amount of its securities owned and related income generated from a few specific bank stocks. As of November 30, 1997, the Company had no single investment representing more than 10% of its marketable equity securities.

Securities not readily marketable include securities for which there is no market on a securities exchange and no independent publicly quoted market. These securities at November 30, 1997 were $871,308 at fair value with a cost of $691,063. As of November 30, 1997, the Company had investments in one bank stock amounting to 61% of its not readily marketable securities.

(5)  MARGIN ACCOUNTS PAYABLE TO BROKER-DEALERS

The Company maintains margin account balances due to unaffiliated broker-dealers bearing interest at variable rates which averaged 7.7% at November 30, 1997. These margin accounts are secured by the respective securities held by broker-dealers. The market value of the securities held by broker-dealers with margin account balances was approximately $7,740,662 at November 30, 1997.

(6)  RELATED PARTY TRANSACTIONS

Securities Transactions

The Company purchases from and sells securities owned to BSA at the prevailing market price at the time of the transaction. However, during the nine months ended November 30, 1997 and 1996 no purchases were made from, nor sales made to, BSA.

Operating Expenses

The Company and BSA are under common management. Certain expenses are paid by the Company and allocated to BSA based upon predetermined percentages as approved by the officers of the Companies. Operating expenses in the allocation are primarily salaries and benefits. Total expenses allocated to BSA were $111,402 and $66,137 for the nine months ended November 30, 1997 and 1996, respectively.

(7)  INCOME TAXES

The Company files a consolidated Federal income tax return. It is the policy of the Parent to allocate the consolidated tax provision to subsidiaries as if each subsidiary's tax liability or benefit were determined on a separate company basis. As part of the consolidated group, subsidiaries transfer to the Parent their current Federal tax liability or assets.

The provision for income taxes for the nine months ended November 30, 1997 is composed of the following:

Current Federal, state & local income taxes      $  100,000
Deferred Federal income taxes                     1,090,000
Change in valuation allowance                      (290,000)
Provision for income taxes                       $  900,000

Deferred tax assets and liabilities consist of the following at November 30, 1997:

Deferred tax benefit of NOL carryforward                $   700,000
Deferred tax liabilities on unrealized gains
    on securities owned                                  (1,500,000)
Net deferred tax liability                                 (800,000)
Valuation allowance                                            -
Deferred taxes                                           $ (800,000)

(8)  OPERATING LEASES

The Company leases certain facilities, a vehicle and office equipment under operating leases. Total lease expenses were approximately
$87,000 in the fiscal year ended February 28, 1997. As of November 30, 1997 the future minimum lease payments under existing leases are as follows:
                                      Amount
                    1998            $  96,600
                    1999               99,200
                    2000               88,200
                    2001               92,500
                    2002               94,300
                    2003               39,300
                                    $ 510,100

(9) EMPLOYEE INCENTIVE PLANS

Incentive Compensation Plan

All full-time executive employees of the Company are eligible to participate in the Incentive Compensation Plan. The Plan provides that a bonus fund will be established in an amount equal to 20% of the pre-tax realized profits of the Company in excess of a 15% pre-tax return on equity. The amount of the bonus fund is calculated each fiscal quarter on a cumulative basis. The allocation of the bonus fund is to be made by the President of the Company. The Company incurred an expense of $93,000 under the Plan for the year ended February 28, 1997 and has provided $380,000 for the nine months ended November 30, 1997.

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

                                            Nine Months Ended
                                 November 30, 1997      November 30, 1996

     Net income As reported         $ 2,507,434            $ 1,076,697
                Pro forma           $ 2,073,074            $   951,353

     Primary  and fully diluted
        earnings per share   As reported    $ 0.28              $ 0.13
                             Pro forma      $ 0.23              $ 0.11

To make the computations of pro forma results under FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield for all years; expected volatility of 31.5% and 61%; and expected lives of ten years. The assumed risk-free interest rates for the September 28, 1995 grants is 5.83%; 6.79% for the February 29, 1996 grant; 7.03% for the March 7, 1997 grants; and
6.82% for the May 4, 1997 grants The options and warrants granted under these plans are not registered and accordingly, there is no quoted market price.

A summary of the status of the Company's stock option and warrants plans as of November 30, 1997 and changes during the nine months then ended is presented below:

                                   Options              Warrants
                                        Exercise              Exercise
                              Shares    Price        Shares   Price

Outstanding March 1,  1997    480,000   $2.875       105,000  $2.875
Granted                       232,000   $2.141        65,000  $2.125
Outstanding November 30, 1997 712,000   $2.636       170,000  $2.588

Exercisable November 30, 1997 445,400   $2.684       170,000   $2.588

Weighted-average fair value
   of options and warrants
   granted during the nine months,
   computed in accordance
   with FAS 123                          $1.651

The following table summarizes information about fixed stock options and warrants outstanding at November 30, 1997:

                                   Options        Warrants
Number outstanding                 712,000        170,000
Weighted-average remaining
   contractual life in years              8.30           8.38
Weighted-average exercise price          $2.636         $2.588
Number exercisable                 445,400        170,000

(10)  REGULATORY REQUIREMENTS

BSFS is subject to the uniform net capital rule of the Securities and Exchange Commission (Rule 15c3-1), which requires that the ratio of "aggregate indebtedness" to "net capital" not exceed 15 to 1 (as those terms are defined by the Rule). BSFS had net capital of $1,068,229 as of November 30, 1997, which was in excess of its required minimum net capital of $100,000. The ratio of aggregate indebtedness to net capital was .35 to 1 as of November 30, 1997. BSFS is also subject to regulations of the District of Columbia and twenty-six states in which it is registered as a licensed broker-dealer.

Buckeye Bancstocks is required by the Ohio Division of Securities to maintain an "allowable net worth" of $25,000. The Company has guaranteed this allowable net worth.

HAG and BSFS are Registered Investment Advisers and subject to regulation by the SEC pursuant to the Investment Advisors Act of 1940.

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

In the normal course of business, the Company periodically sells securities not yet purchased (short sales) for its own account and writes options.
The establishment of short positions and option contracts expose the Company to off-balance sheet market risks in the event prices change, as the Company may be obligated to cover such positions at a loss. At
November 30, 1997, the Company had no short security positions, the Company had not written any option contracts and did not own any options. The Company did not experience any credit losses due to the failure of any counterparties to perform during the nine months ended November 30, 1997. Senior management of the Company is responsible for reviewing trading positions, exposures, profits and losses, trading strategies and hedging strategies on a daily basis.

The Company's significant industry concentrations, which arises within its normal course of business activities, is with financial institutions for bank securities transactions.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Nine Months Ended November 30, 1997, Compared to the Nine Months
Ended November 30, 1996

Revenues for the nine months ended November 30, 1997 increased to $5,906,505 compared to $2,533,539 for the nine months ended
November 30, 1996, an increase of 133%. This increase results primarily from increases in revenue from principal transactions.

Revenues from principal transactions involving the trading portfolio were $4,100,224 for the nine months ended November 30, 1997 compared to $1,527,413 for the nine months ended November 30, 1996, an increase of 168%. This represents an annualized rate of return on the average portfolio of 51% for the nine months ended November 30, 1997 compared to 27% for the nine months ended November 30, 1996 due to increases in market values.

Banc Stock Financial Services, Inc. (BSFS), the Company's NASD broker-dealer subsidiary, generated commission revenue of $1,645,918 for the nine months ended November 30, 1997 compared to $870,702 for the nine months ended November 30, 1996, an increase of 89%. BSFS continues to make a concerted effort to increase its level of business activity, especially portfolio management services.

Buckeye Bancstocks, the Company's intrastate broker-dealer subsidiary, generated agency fees of $14,430 for the nine months ended November
30, 1996. These funds were earned by Buckeye in its capacity as agent for investors desiring to acquire BSA stock or shareholders desiring to sell their BSA shares. As an agent, Buckeye matched corresponding buyers or sellers. There were no comparable fees for the nine months ended
November 30, 1997. Buckeye does not expect to generate significant agency fees in the foreseeable future.

Operating expenses for the nine months ended November 30, 1997 increased to $2,577,381 compared to $1,474,652 for the nine months ended November 30, 1996, an increase of 75%. Brokers' commission expenses increased to $892,919 for the nine months ended November 30, 1997 compared to $511,625 for the nine months ended November 30, 1996, an increase of 75%. This increase reflects management's decision to increase commissions paid to brokers to provide incentives to increase the level of business activity. Salaries, benefits, and payroll taxes increased to $836,875 for the nine months ended November 30, 1997 compared to $284,781 for the nine months ended November 30, 1996, an increase of 194%. This increase reflects accruals for the Incentive Compensation Plan for employees and management's decision to add four additional employees to establish additional revenue sources in the future. Interest expense increased to $65,649 for the nine months ended
November 30, 1997 compared to $33,505 for the nine months ended
November 30, 1996, an increase of 96%. This increase results from additional margin positions with broker-dealers established to buy additional securities to take advantage of favorable market conditions. General and administrative expenses increased to $781,938 for the nine months ended November 30, 1997 compared to $644,741 for the nine months ended November 30, 1996, an increase of 21%. This increase is primarily the result of marketing costs incurred to launch The Banc Stock Group Fund, a mutual fund investing in community bank stocks, which is sponsored by a subsidiary of the Company and was launched August 1,1997.

The Banc Stock Exchange of America, Inc. (BSA) has established an electronic bank stock information service. BSA is separately owned but under common management with the Company. The Company currently holds 16% of the outstanding common stock of BSA.  The Company's
investment in BSA is accounted for on the equity method.   Equity in
BSA's earnings was $78,310 for the nine months ended November 30, 1997 compared to $17,810 for the nine months ended November 30, 1996. BSA was a development stage enterprise through February 28, 1997, however, operations began March 1, 1997.

Quarter Ended November 30, 1997, Compared to the Quarter Ended
November 30, 1996

Revenues for the quarter ended November 30, 1997 increased to $2,623,965 compared to $1,007,890 for the quarter ended November
30, 1996, an increase of 160%. This increase results primarily from increases in revenue from principal transactions.

Revenues from principal transactions involving the trading portfolio were $1,808,250 for the quarter ended August 31, 1997 compared to $764,475 for the quarter ended November 30, 1996, an increase of 136%. This represents an annualized rate of return on the average portfolio of 62% for the quarter ended November 30, 1997 compared to 38% for the quarter ended November 30, 1996 due to increases in market values.

Banc Stock Financial Services, Inc. (BSFS), the Company's NASD broker-dealer subsidiary, generated commission revenue of $757,522 for the quarter ended November 30, 1997 compared to $207,019 for the quarter ended November 30, 1996, an increase of 266%. BSFS continues to make a concerted effort to increase its level of business activity, especially portfolio management services.

Operating expenses for the quarter ended November 30, 1997 increased to $980,450 compared to $475,042 for the quarter ended November 30, 1996, an increase of 106%. Brokers' commission expenses increased to $385,116 for the quarter ended November 30, 1997 compared to $154,361 for the quarter ended November 30, 1996, an increase of 149%. This increase reflects management's decision to increase commissions paid to brokers to provide incentives to increase the level of business activity. Salaries, benefits, and payroll taxes increased to $345,794 for the quarter ended November 30, 1997 compared to $99,636 for the quarter ended November 30, 1996, an increase of 247%.
This increase reflects accruals for the Incentive Compensation Plan for employees and management's decision to add four additional employees to establish additional revenue sources in the future. Interest expense increased to $25,469 for the quarter ended November 30, 1997 compared to $13,449 for the quarter ended November 30, 1996, an increase of 89%. This increase results from additional margin positions with broker-dealers established to buy additional securities to take advantage of favorable market conditions. General and administrative expenses increased to $224,071 for the quarter ended November 30, 1997 compared to $207,596 for the quarter ended November 30, 1996, an increase of 8%. This increase is primarily the result of marketing costs incurred to launch The Banc Stock Group Fund, a mutual fund investing in community bank stocks, which is sponsored by a subsidiary of the Company and was launched August 1, 1997.

The Banc Stock Exchange of America, Inc. (BSA) has established an electronic bank stock information service. BSA is separately owned but under common management with the Company. The Company currently holds 16% of the outstanding common stock of BSA.  The Company's
investment in BSA is accounted for on the equity method.   Equity in
BSA's earnings was $41,460 for the quarter ended November 30, 1997 compared to $13,840 for the quarter ended November 30, 1996. BSA was a development stage enterprise through February 28, 1997, however, operations began March 1, 1997.

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

As of November 30, 1997 the Company had working capital of approximately $11,500,000 compared to approximately $8,290,000 as of November 30, 1996. Working capital includes cash, securities owned and accounts and notes receivable, net of all current liabilities. The Company has no long term debt.

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

At November 30, 1997 the Company had no short security positions.
Short security positions do not expose the Company to credit risk since the counterparty is not obligated to perform.

At November 30, 1997 the Company had not written any option contracts. Short option positions do not expose the Company to credit risk since the counterparty is not obligated to perform.

The Company did not own any options as of November 30, 1997. The Company did not experience any credit losses due to the failure of any counterparties to perform during the nine months ended November 30, 1997. Senior management of the Company is responsible for reviewing trading positions, exposures, profits and losses, trading strategies and hedging strategies on a daily basis.

The Company's most significant industry concentration, which arises within its normal course of business activities, is with financial institutions for bank securities transactions.

The net cash balance increased $320,971 during the nine months ended November 30, 1997. Net cash provided by operating activities was $526,341. The primary source of this cash flow was net income, including realized gains from the sale of securities.

Investing activities used $178,438 of cash during the nine months ended November 30, 1997 with the primary use being the purchase of office equipment.

Financing activities used $26,933 of cash during the nine months ended November 30, 1997 to make advances to an affiliate in excess of borrowing on margin accounts payable to Broker-Dealers and advances received from an affiliate.

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

Management has initiated a program to evaluate continuity of the Company's information systems and application software for the year
2000. Critical application software utilized by the Company is furnished by third-party vendors. Management is working with these vendors to evaluate these systems. No significant incremental costs are expected to be incurred in connection with this process. Additionally, management is involved in a program to evaluate personal computer applications for year 2000 compliance. The cost of this program is not expected to be material and will utilize existing information technology resources.

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

               THE BANC STOCK GROUP, INC.
                     (Registrant)

Date     January 12, 1998               /S/ Michael E. Guirlinger
                                        Michael E. Guirlinger
                                        President, Treasurer and
                                        Chief Executive Officer

Date     January 12, 1998               /S/ Jeffrey C. Barton
                                        Jeffrey C. Barton
                                        Chief Financial Officer


                  Financial Data Schedule