Form 10KSB
period 1998-02-28
BANC STOCK GROUP INC
filed 1998-05-01
CIK 909108

U.S. Securities and Exchange Commission
                   Washington, D.C.  20549
                           Form 10-KSB

(Mark One)

     [X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
     For the fiscal year ended    February 28, 1998


     [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
     For the transition period from              to


     Commission file number          33-65292C

                     THE BANC STOCK GROUP, INC.
           (Name of small business issuer in its charter)

                   Florida                    65-0190407
 (State or other jurisdiction of            (I.R.S. Employer
  incorporation or organization)            Identification No.)

         1105 Schrock Road, Suite 437, Columbus, Ohio 43229
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

State issuer's revenues for its most recent fiscal year $8,450,937

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of March 31, 1998:   7,082,263  Class A shares
          @ Bid of       $16.125  = $114,201,491
          @ Asked of   $16.500  = $116,857,340

State the number of shares outstanding of each of the
issuer's classes of common equity, as of March 31, 1998:
          Class A Shares: 8,059,217
          Class C Shares:   360,000

                                    PART I
ITEM 1:   Description of Business

General

The Banc Stock Group, Inc. (the Company), formerly,
Heartland Group of Companies, Inc., is a Florida corporation incorporated in April, 1990. At the Annual
Meeting of Shareholders held on June 19, 1997, the
Shareholders amended the Articles of Incorporation to change the name of the corporation to The Banc Stock
Group, Inc. The Company has three wholly-owned subsidiary operating companies.

Banc Stock Financial Services, Inc. (BSFS), an Ohio corporation, is an NASD (National Association of Securities Dealers) registered broker-dealer specializing in the trading of bank stocks nationwide. BSFS is registered with the Securities and Exchange Commission and the securities commissions of twenty-six states, including Ohio. BSFS trades securities on a fully-disclosed basis and clears customer transactions through an unaffiliated broker-dealer which also maintains the customer accounts. BSFS is also a registered investment adviser offering advisory accounts to qualified investors. BSFS derives a significant portion of its revenues from providing private portfolio management and brokerage services.

Heartland Advisory Group, Inc. (HAG), is a registered investment adviser. HAG is the Investment Adviser to The
Banc Stock Group Fund, a diversified, open-end mutual fund.

Buckeye Bancstocks, Inc., is an Ohio corporation established in 1977, to act as an intrastate broker-dealer trading primarily in Ohio bank stocks.

The Company operates primarily as a holding company with broker/dealer operations conducted by BSFS and Buckeye
Bancstocks and investment advisory services provided by HAG and BSFS. References to the Company also include references to BSFS, HAG and Buckeye Bancstocks.

Market Making and Brokerage Activities

The primary business of the Company is advisory services through its registered investment advisers and the marketing and trading of bank stocks through its brokerage subsidiaries. For the foreseeable future, the Company intends to utilize the experience of its management to recommend, acquire and market a diversified portfolio of bank stocks with small and medium market capitalization.
As of February 28, 1998, the Company had no single investment representing more than 10% of the marketable equitable securities of the Company.

Historically, through its brokerage subsidiaries, the Company has recommended that its customers purchase those bank stocks which the Company believes to be most likely to show an increase in value over both the short and the long term. Market making and trading has been done primarily through BSFS.

Management of the Company believes that the bank stocks which have historically shown the largest long term market value increases have certain characteristics in common. These include: (a) county seat banks with more than $50,000,000 but less than $10,000,000,000 in assets; (b)
banks with strong capital (capital/assets ratios of 8% or more); (c) banks with high earnings (return on equity of 12% or more); and (d) banks with low loan losses (less than 1% of loans declared uncollectible and lost each year).
Through its brokerage subsidiaries and its research capabilities and experience, the Company endeavors to identify banks meeting this profile. The Company researches the entire U.S. market for these bank stocks. Although these stocks are listed on a variety of over-the-counter markets, including the National Quotation Bureau "Pink Sheets", NASD Bulletin Board, NASDAQ
Small-Cap Issues, NASDAQ National Market System, AMEX and NYSE, there can be no assurances that the stock of such banks will be available for sale or show price increases if they are acquired.

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

The Company began to actively market the establishment of discretionary client accounts with BSFS in 1997. This enables the Company to more quickly move client funds in response to changes in the market for bank stocks. The
Company believes that by administering discretionary accounts, it will be able to better serve its clientele by more rapidly responding to market fluctuations while at the same time continuing to generate significant fee income for the Company from discretionary and non-discretionary accounts and advisory accounts.

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

     3.   Price to Earnings Ratio:   P/E is calculated by taking
          the current price of the stock and dividing it by the earnings per share. The Company seeks opportunities where the P/E is below 13.

     4.   Stock Price:   The Company seeks to purchase stocks that
          are priced under comparably priced stocks based upon past earnings records.

     5.   Risk:   Limiting, not eliminating risk is an important
          consideration. The Company seeks the shares of banks that experience low loan losses, has strict loan guidelines, and makes an effort to know their customers.

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

Competition

National and large regional brokers tend not to emphasize the markets in which the Company specializes because of the relatively small size of the banks and the towns in which they are headquartered and because the stock of those institutions is usually thinly covered by researchers and inactively traded. Consequently, the major competition in the area of bank stock marketing has been the regional brokers in its market states. These include: Elmer E. Powell, Hoefer & Arnett, Sutro & Co.,
Howe Barnes, Ferris Baker, Stifel Nicolas, Ryan Beck, and
Hill Thompson. The Company's extensive experience, the large number of independent community banks, and its unique method of retail marketing causes the Company's management to believe that the Company will continue to be successful in identifying and acquiring stock portfolios which match its targets.

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

Trading Portfolio

Through its brokerage subsidiaries, the Company buys positions in several banks at any given time with an intent to resell such shares. Any stock bought for the trading portfolio will typically be resold within nine to twenty-four months after its acquisition, whether at wholesale (to other brokers) or at retail to the Company's clients. The Company also acquires positions in bank stocks that are held while the Company assists the bank in developing a market for such stocks. Market development usually takes from nine to twenty-four months or more.
After the development of a market, stocks are sold either at retail or at wholesale. The Company acquires securities from a variety of sources including other brokers, individuals, estates and bank trust departments.
The Company maintains margin account balances due to broker/dealers bearing interest at variable rates which, at February 28, 1998, averaged 8%. These margin accounts are secured by the respective securities held by broker/dealers. The market value of the securities held by broker/dealers with margin balances was approximately
$9,344,000 at February 28, 1998.

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

The Company's subsidiaries, BSFS, HAG and Buckeye
Bancstocks, each operate in highly regulated industries and are subject to examination and licensing requirements by federal and state authorities and subject to a variety of special rules and regulations. BSFS is subject to regulation by the SEC and the state securities regulatory agencies in the states in which it operates and is a member of NASD. HAG and BSFS are registered investment advisers and subject to regulation by the SEC pursuant to the Investment Advisers Act of 1940. Buckeye Bancstocks is an Ohio broker/dealer operating solely within that State. Buckeye Bancstocks' activities are subject to examination and licensure by the Ohio Department of Commerce and, in particular, the Division of Securities.

Due to a change in the Ohio Securities Laws, since October
11, 1994, all broker/dealers registered in Ohio, with total revenues of $150,000 or more during any twelve (12) month period and more than one hundred (100) retail securities customers, must also register as a broker/dealer with the Securities and Exchange Commission
(SEC). Buckeye Bancstocks has historically been an Ohio broker/dealer operating solely within that state. As such, Buckeye Bancstocks was previously exempt from registration with the SEC but subject to regulation by the Ohio Department of Commerce. Management believes that
Buckeye Bancstocks can continue to operate under these restrictions. Additionally, Buckeye Bancstocks has applied for an exemption from the Ohio requirements for SEC registration. This application is pending. As a result of these various considerations, management believes that these changes have not had a material adverse effect on the Company's financial prospects as a whole.

Companies that control banking subsidiaries must register as Bank Holding Companies, pursuant to the Bank Holding
Company Act of 1956 (the "Bank Holding Company Act"). A company is considered to be in control of a bank if (a) the company directly or indirectly controls or has the power to vote 25% or more of any class of voting securities of a bank; (b) the company controls in any manner the election of a majority of directors or trustees of a bank; or (c) the Federal Reserve Board determines, after notice and opportunity for hearing, that the company directly or indirectly exercises a controlling influence over the management or policy of a bank. Companies that hold less than 5% of the stock of a bank are deemed not to be in control of such bank. Neither the Company nor any of its subsidiaries controls the election of any directors or trustees to any of the banks in which they own an interest, nor do they own in excess of 5% of the voting securities in any bank in which they make a market.
Violation of the Bank Holding Company Act could subject the Company to fines and penalties. The Company will endeavor to remain outside of the purview of the Bank
Holding Company Act.

Employees

The Company currently has 12 full-time employees, 11 of which are salaried employees and none of which are members of a union. The Company generally believes that its relationship with employees is good.

ITEM 2:        Description of Property

The Company leases a total of approximately 6,124 square feet of office space in an office complex from an unaffiliated third party for an aggregate current monthly rental of approximately $7,145.

ITEM 3:        Legal Proceedings

The Company is not engaged in any material litigation.

ITEM 4:        Submission of Matters to a Vote of Security Holders

There were no matters submitted during the fourth quarter of the fiscal year to a vote of security holders.

                         PART II

ITEM 5:        Market for Common Equity and Related
Stockholder Matters

The Company's Class A Common Stock is traded in the
over-the-counter market under the symbol BSGK and is not
listed on an exchange.  On March 31, 1998, a bid price of
$16.125 and asked price of $16.500 were quoted.   There
are nine market makers of BSGK. These quotations reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions. In addition, due to the relatively "thin" market in the Company's Class A Common Stock, quoted prices cannot be considered indicative of any viable market for such stock.
During the fiscal year ended February 28, 1998, approximately three million shares of the Company's Class
A Common Stock were traded in the over-the-counter market.

Class C shares are restricted and therefore, are not traded.

As of February 28, 1998, there were approximately 1,350 holders of record of Class A shares and 35 holders of Class C shares. Dividends have not been declared on any class of equity securities.

ITEM 6:        Management's Discussion and Analysis of
               Financial Condition and Results of Operations

Fiscal Year Ended February 28, 1998, Compared to Fiscal
Year Ended February 28, 1997

Revenues for the year ended February 28, 1998 increased to $8,450,937 compared to $3,965,423 for the year ended
February 28, 1997, an increase of 113%. This increase results primarily from the performance of the Company's trading portfolio of bank stocks and the generation of commission revenue. The trading portfolio benefited from the strong performance of the securities market in general and the strong performance of the banking sector in particular. Trading profits were $5,584,373 for the year ended February 28, 1998 compared to $2,656,030 for the year ended February 28, 1997, an increase of 110%. This represents an annual rate of return on the average portfolio of 49% for the year ended February 28, 1998 compared to 34% for the year ended February 28, 1997. The portfolio performance achieved in the past may not necessarily be indicative of future performance.

Commission revenue of $2,567,507 was generated for the year ended February 28, 1998, primarily by Banc Stock
Financial Services, Inc. (BSFS), the Company's NASD broker-dealer subsidiary. This compares to $1,082,563 of commission revenue for the year ended February 28, 1997, an increase of 137%. BSFS has been increasing its level of business activity, especially portfolio management services. Incentive programs have been established for brokers to increase the amount of funds under management.
This has increased fee income from managed accounts which is included in commission revenue.

Operating expenses for the year ended February 28, 1998 increased to $3,835,346 compared to $2,250,726 for the year ended February 28, 1997, an increase of 70%.
Brokers' commission expenses increased to $1,463,904 for the year ended February 28, 1998 compared to $653,283 for the year ended February 28, 1997, an increase of 124%.
Brokers' commission expenses represent 57% of Commission revenue for the year ended February 28, 1998 compared to 60% for the year ended February 28, 1997. These percentages reflect management's decision to increase commissions paid to brokers which provide incentives to increase the level of business activity with the Company and a corresponding increase in commission revenue.
Salaries, benefits, and payroll taxes increased to $1,049,682 for the year ended February 28, 1998 compared to $509,691 for the year ended February 28, 1997, an increase of 106%. This increase reflects accruals for the Incentive Compensation Plan for employees and management's decision to add four additional employees to establish additional revenue sources in the future. Interest expense increased to $94,615 for the year ended February
28, 1998 compared to $53,828 for the year ended February
28, 1997, an increase of 76%. This increase results from additional margin positions with broker-dealers established to buy additional securities to take advantage of favorable market conditions. Professional fees increased to $392,912 for the year ended February 28, 1998 compared to $276,195 for the year ended February 28, 1997, an increase of 42%. This increase is primarily the result of consulting services for developing and marketing new products and services. General and administrative expenses increased to $834,233 for the year ended February 28, 1998 compared to $757,729 for the year ended February 28, 1997, an increase of 10%.
This increase is primarily the result of educational seminars and training for employees, brokers and clients.

The Banc Stock Exchange of America, Inc. (BSA) has
established an electronic bank stock information service.
BSA is separately owned but under common management with
the Company.  The Company currently holds 16% of the
outstanding common stock of BSA.  The Company's investment
in BSA is accounted for on the equity method.   Equity in
BSA's earnings was $89,830 for the year ended February 28, 1998 compared to $35,720 for the year ended February 28, 1997. BSA was a development stage enterprise through February 28, 1997, with operations beginning March 1,
1997.

Liquidity and Capital Resources

Approximately 1% of the value of the Company's trading portfolio is comprised of small bank stocks which are thinly traded and there can be no assurance that active markets will develop. The failure of such markets to develop could negatively affect the Company's operations and financial condition. Approximately 99% of the Company's trading portfolio is readily marketable, providing a high degree of liquidity. Investments in bank securities traded on national securities markets and securities not traded on national securities markets, but with readily ascertainable market values are valued at market value. Other bank securities for which market quotations are not readily available, due to infrequency of transactions, are valued at fair value as determined in good faith by management of the Company. While management employs objective criteria to ascertain these values, there is no independent benchmark by which the values assigned by management can be judged.

As of February 28, 1998, the Company had working capital of approximately $11,490,000 compared to $8,980,000 as of February 28, 1997. Working capital includes cash, investments and accounts and notes receivable, net of all liabilities. The Company has no long term debt.

The Company's NASD broker-dealer subsidiary, under the correspondent agreement with its clearing broker, has agreed to indemnify the clearing broker from damages or losses resulting from customer transactions. The Company is, therefore, exposed to off-balance sheet risk of loss in the event that customers are unable to fulfill contractual obligations. The Company manages this risk by requiring customers to have sufficient cash in their account before a buy order is executed and to have the subject securities in their account before a sell order is executed. The Company has not incurred any losses from customers unable to fulfill contractual obligations.

In the normal course of business, the Company periodically sells securities not yet purchased (short sales) for its own account and writes options. The establishment of short positions and option contracts expose the Company to off-balance sheet market risks in the event prices change, as the Company may be obligated to cover such positions at a loss. At February 28, 1998, the Company had no short security positions, the Company had not written any option contracts and did not own any options. The Company did not experience any credit losses due to the failure of any counterparties to perform during the year ended February
28, 1998. Senior management of the Company is responsible for reviewing trading positions, exposures, profits and losses, trading strategies and hedging strategies daily.

The Company's most significant industry concentration, which arises within its normal course of business activities, is with financial institutions for bank securities transactions.

The net cash balance increased $311,330 during the year ended February 28, 1998. Net cash provided by operating activities was $574,030. The primary source of this cash flow was net income, including realized gains from the sale of securities and net commission revenue.

Investing activities used $158,377 of cash during the year ended February 28, 1998 with the primary use being the purchase of office equipment.

Financing activities used $104,323 of cash during the year ended February 28, 1998 primarily to make advances to affiliates.

The operations of the Company are funded primarily by revenue from the trading portfolio and commission revenue.
Management believes that the Company's existing resources, including available cash, and cash provided by operating activities will be sufficient to satisfy its working capital requirements in the foreseeable future. However, no assurance can be given that additional funds will not be required. To the extent that returns on investments are less than, or expenses are greater than anticipated, the Company may be required to reduce its activities, liquidate inventory or seek additional financing. This financing may not be available on acceptable terms, if at all. No significant capital expenditures are expected in the foreseeable future, except that the Company, as part of its strategic and operational planning, continues to explore options to expand its capital base to support market making activities.

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

Management has initiated a program to evaluate continuity of the Company's information systems and application software for the year 2000. Critical application software utilized by the Company is primarily furnished by third-party vendors. Management is working with these vendors to evaluate these systems. No significant incremental costs are expected to be incurred in connection with this process. Additionally, management is involved in a program to evaluate personal computer applications for year 2000 compliance. The cost of this program is not expected to be material and will utilize existing information technology resources.

Recent Accounting Pronouncement

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.
131, "Disclosures about Segments of an Enterprise and Related Information." This pronouncement establishes standards for disclosures about operating segments in annual financial statements and requires that companies report selected information about operating segments in interim financial reports. Disclosures are based on the approach management uses to organize segments within the company for management reporting and decision making. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This pronouncement is effective for the Banc
Stock Group's fiscal year ending February 28, 1999. When the pronouncement becomes effective, prior periods are required to be restated, accordingly. Management is evaluating the implementation of this pronouncement which is not expected to have a material impact on the Company.

ITEM 7:        Financial Statements

               THE BANC STOCK GROUP, INC.

             CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE YEARS ENDED FEBRUARY 28, 1998 AND 1997

     TOGETHER WITH REPORT OF INDEPENDENT ACCOUNTANTS

            REPORT OF INDEPENDENT ACCOUNTANTS

April 3, 1998

To the Shareholders and Board of Directors of The Banc Stock Group, Inc.

In our opinion, the accompanying consolidated statement of financial condition, the related consolidated statements of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of The Banc Stock Group, Inc., at
February 28, 1998 and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP
Chicago, Illinois



THE BANC STOCK GROUP, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
AS OF FEBRUARY 28, 1998

ASSETS
Cash                                                  $     471,756
Trading portfolio:
   Marketable equity securities, at market value         13,358,158
   Not readily marketable equity securities at
     estimated fair value                                   180,898
Mortgage participation notes                                100,000
Accounts receivable:
   Affiliates                                               126,778
   Clearing organization and other                          101,753
Notes and interest receivable                                30,229
Equity investment in Banc Stock Exchange of America         578,990
Property and equipment, net of accumulated depreciation
   of $135,192                                              192,032
Goodwill, net of accumulated amortization of $228,827       401,140
Deposits and other                                          222,270

       Total assets                                   $  15,764,004

LIABILITIES

Margin accounts payable to broker-dealers             $     266,907
Unearned commisions                                         177,300
Accounts payable to broker-dealers and other                 59,700
Deferred taxes                                            1,250,000
Accrued expenses                                          1,125,213

       Total liabilities                                  2,879,120

SHAREHOLDERS' EQUITY

Preference stock, 50,000,000 shares authorized,              -
   none issued or outstanding
Common stock:
   Class A, no par value, 149,400,000 shares
       authorized, 8,362,262 shares issued
       and 8,059,217 shares outstanding                   9,120,368
   Class C, no par value, 360,000 shares
       authorized, issued and outstanding                        -
   Treasury stock, at cost
       (303,045 Class A shares)                            (385,403)
Retained earnings                                         4,149,919

       Total shareholders' equity                        12,884,884

       Total liabilities and shareholders'
          equity                                      $  15,764,004


The accompanying notes are an integral part of these consolidated financial statements.

THE BANC STOCK GROUP, INC and SUBSIDIARIES
CONSOLIDATED  STATEMENTS OF INCOME
FOR THE YEARS ENDED FEBRUARY 28, 1998 and 1997

                                                  1998                 1997
REVENUES:
   Trading profits                          $   5,584,373        $   2,656,030
   Commission revenue                           2,567,507            1,082,563
   Agency fees                                     -                    22,502
   Dividends                                      244,395              170,698
   Interest and other                              54,662               33,630

       Total revenues                           8,450,937            3,965,423

EXPENSES:
   Brokers' commission                          1,463,904              653,283
   Salaries, benefits and payroll taxes         1,049,682              509,691
   Interest                                        94,615               53,828
   Professional fees                              392,912              276,195
   General and administrative                     834,233              757,729

       Total expenses                           3,835,346            2,250,726

INCOME BEFORE TAXES                             4,615,591            1,714,697

PROVISION FOR INCOME TAXES                      1,430,000               -

INCOME BEFORE EQUITY IN NET EARNINGS
   OF AFFILIATED COMPANY                        3,185,591            1,714,697

Equity in net earnings of Banc Stock Exchange
   of America                                      89,830               35,720

NET  INCOME                                 $   3,275,421        $   1,750,417




   BASIC EARNINGS PER SHARE                 $        0.39        $        0.21

   DILUTED EARNINGS PER SHARE               $        0.36        $        0.21


The accompanying notes are an integral part of these consolidated financial statements.


THE BANC STOCK GROUP,INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS of CHANGES in SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED FEBRUARY 28, 1998 and 1997

                                                     Retained
                                         Treasury    Earnings       Total
                      Class A   Class C     Stock      (Deficit)
Balance 2\29\1996   $9,102,556      -     ($385,454)   ($875,919)   $7,841,183

Treasury stock
transactions, net        -          -            51         -               51

Conversion of Class C
 to Class A (10% per
 year)                    -                     -            -

Net income                -         -           -       1,750,417    1,750,417

Balance 2\28\1997     9,102,556     -       (385,403)     874,498    9,591,651

Conversion of Class C
 to Class A (10% per
 year)                                           -            -           -

Exercise options         17,812      -            -           -         17,812

Net income                           -            -       3,275,421  3,275,421

Balance 2\28\1998     $9,120,368  $  -       ($385,403)  $4,149,919 12,884,884

The accompanying notes are an integral part of these consolidated financial statements.

THE BANC STOCK GROUP, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS of CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 28, 1998 and 1997

                                                        1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $   3,275,421  $   1,750,417
   Adjustments to reconcile net income
     to net cash provided by (used in) operating activities:
     Depreciation and amortization                       81,857         67,131
     Deferred taxes                                   1,250,000           -
     Equity in undistributed earnings of Banc
        Stock Exchange of America                       (89,830)       (35,720)
     Unrealized gain                                 (3,106,147)    (1,403,153)
     (Increase) decrease in certain assets-
        Trading profits, net                           (957,384)    (1,772,146)
        Accounts receivable                             (57,460)        17,657
        Other assets                                   (136,153)      (103,323)
     Increase (decrease) in certain liabilities-
        Margin accounts payable to broker-dealers      (458,550)       668,629
        Unearned commissions                            177,300         -
        Accounts payable to broker-dealers and other     38,733        (11,669)
        Accrued expenses and other                      556,243        385,444
                 Net cash provided by (used in)
                    operating activities                574,030       (436,733)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Collections of notes receivable                       77,100        200,969
   Issuance of notes receivable                         (59,484)       (10,749)
   Dividends receivable                                 (25,000)          -
   Purchase of property and equipment                  (155,923)       (33,681)
   Sale of property                                       4,930         -
                 Net cash (used in) provided by
                    investing activities               (158,377)       156,539

CASH FLOWS FROM FINANCING ACTIVITIES:
   Exercise of stock options                             17,812            -
   Sale of treasury stock                                  -                51
   Advances from affiliates                             602,783        769,200
   Advances to affiliates                              (724,918)      (733,969)
                 Net cash (used in) provided by
                    financing activities               (104,323)        35,282

NET INCREASE (DECREASE) IN CASH                         311,330       (244,912)

CASH, BEGINNING OF YEAR                                 160,426        405,338

CASH, END OF YEAR                                 $     471,756  $     160,426


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                          1998           1997
   Cash paid during the year for:
     Interest                                     $      94,615  $      53,828


The accompanying notes are an integral part of these consolidated financial statements.


               THE BANC STOCK GROUP, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FEBRUARY 28, 1998

(1)  ORGANIZATION AND NATURE OF BUSINESS

The Banc Stock Group, Inc., (the Company) is a Florida corporation incorporated in April, 1990. At the Annual
Meeting of Shareholders held on June 19, 1997, the
Shareholders amended the Articles of Incorporation to change the name of the corporation from Heartland Group of Companies, Inc. The Company has three wholly-owned subsidiary operating companies.

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

Heartland Advisory Group, Inc. (HAG), is a registered investment adviser. HAG is the Investment Adviser to The
Banc Stock Group Fund, a diversified, open-end mutual fund.

Buckeye Bancstocks, Inc. is an Ohio corporation established in 1977 to act as an intrastate broker-dealer trading primarily in Ohio bank stocks.

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

The following is a summary of the Company's significant accounting policies:

Principles of Consolidation

The accompanying consolidated financial statements include the operations of the Company, BSFS, HAG and Buckeye
Bancstocks. All material intercompany transactions and balances have been eliminated in consolidation.

Cash

The Company has defined cash as demand deposits and money market accounts.

Valuation of the Trading Portfolio

Bank securities and related options traded on national securities markets and securities not traded on national securities markets, but with readily ascertainable market values, are valued at market value. Other bank securities for which market quotations are not readily available, due to infrequency of transactions, are valued at fair value as determined in good faith by the management of the Company. Realized and unrealized gains and losses are included in trading profits.

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

Earnings Per Share

Basic and diluted earnings per common share are computed in accordance with Statement of Financial Accounting
Standards No. 128, "Earnings per Share." A reconciliation of the numerators and denominators used in these calculations is shown below:

                                For the Year Ended February 28, 1998

                                Income           Shares     Per-Share
                              (Numerator)     (Denominator)   Amount
Basic Earnings per Share       $3,275,421       8,412,342      $ .39

    Effect of Dilutive Securities:
          Assumed exercise of:
               Stock Options                      471,078       (.02)
               Warrants                           112,210       (.01)
    Diluted Earnings per Share $3,275,421       8,995,630      $ .36

Stock options to purchase 10,000 shares at $13.37 per share were outstanding since January 12, 1998, but were not included in the computation of diluted earnings per share for the year ended February 28, 1998 because the option's exercise price was greater than the average market price of the common stock.

                                For the Year Ended February 28, 1997

                                Income            Shares      Per-Share
                              (Numerator)      (Denominator)   Amount
    Basic Earnings per Share   $1,750,417        8,411,683      $ .21

    Diluted Earnings per Share $1,750,417        8,411,683      $ .21

For the year ended February 28, 1997, none of the stock options and warrants were included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock.

Equity Investment in Banc Stock Exchange of America

The Banc Stock Exchange of America (BSA) is establishing an electronic bank stock information exchange. BSA is under common management with the Company. The Company currently holds 16% of the outstanding common stock of BSA. The Company's investment in BSA is accounted for on the equity method.

Fair Value of Financial Instruments

Substantially all of the Company's financial instruments, except the equity investment in BSA, are carried at fair value or amounts approximating fair value. Assets, including cash, accounts receivable, mortgage participation notes, notes and interest receivable and the trading portfolio are carried at amounts which approximate fair value. Similarly, liabilities, including margin accounts payable to broker-dealers, accounts payable and accrued expenses are carried at amounts approximating fair value.

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

Treasury Stock

As of February 28, 1998, Buckeye Bancstocks held 206,240
Class A shares of the Company. These shares, along with shares held directly by the Company, are treated as treasury stock for financial reporting purposes.

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

(4)  TRADING PORTFOLIO

Marketable equity securities at February 28, 1998 consist
of bank stocks at market value, as follows:
       Traded on national securities markets                 $9,120,677
       Not traded on national securities
         markets, but with readily ascertainable
         market value                                         4,237,481
               Total marketable equity securities           $13,358,158

As of February 28, 1998, the Company had no single investment representing more than 10% of its marketable equity securities.

Securities not readily marketable include securities for which there is no market on a securities exchange and no independent publicly quoted market. These securities at February 28, 1998 were $180,898 at fair value with a cost of $172,948.

(5)  MARGIN ACCOUNTS PAYABLE TO BROKER-DEALERS

The Company maintains margin account balances due to unaffiliated broker-dealers bearing interest at variable rates which averaged 8.0% at February 28, 1998. These margin accounts are secured by the respective securities held by broker-dealers. The market value of the securities held by broker-dealers with margin account balances was approximately $9,344,000 at February 28, 1998.

(6)  RELATED PARTY TRANSACTIONS

Securities Transactions

The Company purchases from and sells securities owned to BSA at the prevailing market price at the time of the transaction. There were no purchases or sales to BSA for the year ended February 28, 1998. For the year ended
February 28, 1997, the Company made purchases of $325,482 and sales of $388,822 to BSA.

Operating Expenses

The Company and BSA are under common management. Certain expenses are paid by the Company and allocated to BSA based upon predetermined percentages as approved by the officers of the Companies. Operating expenses in the allocation are primarily salaries and benefits. Total expenses allocated to BSA were $154,778 and $75,290 for the years ended February 28, 1998 and 1997, respectively.

(7)  INCOME TAXES

The Company files a consolidated Federal income tax return. It is the policy of the Parent to allocate the consolidated tax provision to subsidiaries as if each subsidiary's tax liability or benefit were determined on a separate company basis. As part of the consolidated group, subsidiaries transfer to the Parent their current
Federal tax liability or assets.

The provisions for income taxes for the years ended
February 28, 1998 and 1997 are composed of the following:
                                                1998                1997
Current Federal income taxes               $    35,000           $    -
Deferred Federal income taxes                1,540,000             280,000
State and local income taxes                   145,000                -
Change in valuation allowance                 (290,000)           (280,000)
Provision for income taxes                  $1,430,000            $   -

The following schedule reconciles the statutory Federal income tax rate to the Company's effective tax rate for the years ended February 28, 1998 and 1997:

                                            1998                 1997
Statutory Federal income tax rate            34%                  35%
Dividends received deduction                 (1)                  (2)
State and local taxes                        (1)                    -
Change in valuation allowance                (6)                 (34)
Other, net                                    1                     -
Effective Federal income tax rate            27%                   0%

Deferred tax assets and liabilities consist of the
following at February 28, 1998 and 1997:
                                                 1998                  1997
Deferred tax benefit of NOL carryforward    $   440,000             $1,150,000
Deferred tax liabilities on unrealized gains
    on securities owned                      (1,690,000)              (860,000)
Net deferred tax (liability) benefit         (1,250,000)               290,000
Valuation allowance                                -                  (290,000)
Deferred taxes, net                         $(1,250,000)             $    -

As of February 28, 1998, the Company and its subsidiaries had net operating loss (NOL) carryforwards for tax purposes of approximately $1,300,000. These NOL's will expire in 2002 through 2013. Any future changes in control may limit the availability of NOL carryforwards.

(8)  OPERATING LEASES

The Company leases certain facilities, a vehicle and office equipment under operating leases. Total lease expenses were approximately $103,000 in fiscal year 1998 and $87,000 in 1997. The future minimum lease payments under existing leases are as follows:

                                   Amount
                    1999          $121,400
                    2000           110,500
                    2001           101,800
                    2002            94,300
                    2003            39,300
                                  $467,300

(9) EMPLOYEE INCENTIVE PLANS

Incentive Compensation Plan

All full-time executive employees of the Company are eligible to participate in the Incentive Compensation
Plan. The Plan provides that a bonus fund will be established in an amount equal to 20% of the pre-tax realized profits of the Company in excess of a 15% pre-tax return on equity. The amount of the bonus fund is calculated each fiscal quarter on a cumulative basis. The allocation of the bonus fund is to be made by the President of the Company. The Company incurred expense of $600,000 under the Plan for the year ended February 28, 1998.

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

(c) 145,000 qualified stock options granted to brokers, vesting over five years.

(d) 121,000 qualified stock options granted to employees, vesting over five years.

(e) 105,000 warrants granted to directors and an officer with immediate vesting.

Effective February 29, 1996, 25,000 options were granted under this plan to the President of the Company with a ten year term and exercise price of $2.875.

Effective March 4, 1997, 3,500 qualified options vesting over five years and 3,500 non-qualified options were granted under this plan to a new broker with ten year terms and exercise prices of $2.125.

Effective March 7, 1997, the following options and warrants were granted under this plan with a ten year term and exercise price of $2.125.

(a) 61,000 non-qualified stock options granted to employees with immediate vesting.

(b) 47,500 non-qualified stock options granted to brokers with immediate vesting.

(c) 47,500 qualified stock options granted to brokers, vesting over five years.

(d) 61,000 qualified stock options granted to employees, vesting over five years.

(e) 65,000 warrants granted to directors and an officer with immediate vesting.

Effective May 4, 1997, 7,500 qualified options vesting over five years and 7,500 non-qualified options were granted under this plan to a new employee with ten year terms and exercise prices of $2.375.

Effective January 12, 1998, 5,000 qualified options vesting over five years and 5,000 non-qualified options were granted under this plan to a new broker with ten year terms and exercise prices of $13.37.

The Company applies Accounting Principles Board Opinion 25
(APB 25) and related Interpretations in accounting for its plans. In accordance with APB 25, no compensation cost has been recognized for its fixed stock option plans and warrants. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value, as computed in accordance with Statement of Financial Accounting Standards No. 123 (FAS 123), at the grant dates for awards under those plans, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                     February 28, 1998   February 29, 1997

  Net income                 As reported  $3,275,421            $1,750,417
                             Pro forma    $2,744,312            $1,599,059

  Basic earnings per share   As reported        $.39                  $.21
                             Pro forma          $.33                  $.19

  Diluted earnings per share As reported        $.36                  $.21
                             Pro forma          $.31                  $.19

To make the computations of pro forma results under FAS
123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield for all years and expected lives of ten years. For fiscal 1998, the average expected volatility is 61%, and the average assumed risk-free interest rate is 6.96%. The options and warrants granted under these plans are not registered and, accordingly, there is no quoted market price.

A summary of the status of the Company's stock option and
warrants plans as of February 28, 1998 and 1997 and
changes during the years ending on those dates is
presented below:
                                   Options               Warrants
                                        Exercise                  Exercise
                              Shares    Price        Shares       Price
Outstanding March 1,  1996    487,500   $2.875       105,000      $2.875
Forfeited                       5,000   $2.875
Expired unexercised             2,500   $2.875
Outstanding February 28, 1997 480,000   $2.875       105,000      $2.875

Exercisable February 28, 1997 279,200   $2.875       105,000      $2.875

Outstanding March 1, 1997     480,000   $2.875       105,000      $2.875
Granted                       249,000   $2.592        65,000      $2.125
Exercised                      (7,500)  $2.375
Outstanding February 28, 1998 721,500   $2.782       170,000      $2.588

Exercisable February 28, 1998 446,400   $2.804       170,000      $2.588

Weighted-average fair value
   of options and warrants
   granted during the year,
   computed in accordance
   with FAS 123                          $1.97                     $1.64

The following table summarizes information about fixed stock options and warrants outstanding at February 28, 1998:

                                   Options           Warrants
Number outstanding                 721,500             170,000
Weighted-average remaining
   contractual life in years              8.07               8.13
Weighted-average exercise price          $2.782             $2.588
Number exercisable                  446,400            170,000

(10)  REGULATORY REQUIREMENTS

BSFS is subject to the uniform net capital rule of the Securities and Exchange Commission (Rule 15c3-1), which requires that the ratio of "aggregate indebtedness" to "net capital" not exceed 15 to 1 (as those terms are defined by the Rule). BSFS had net capital of $1,027,249 as of February 28, 1998, which was in excess of its required minimum net capital of $100,000. The ratio of aggregate indebtedness to net capital was .64 to 1 as of February 28, 1998. BSFS is also subject to regulations of the District of Columbia and twenty-six states in which it is registered as a licensed broker-dealer.

Buckeye Bancstocks is required by the Ohio Division of Securities to maintain an "allowable net worth" of $25,000. The Company has guaranteed this allowable net worth.

HAG and BSFS are Registered Investment Advisers and subject to regulation by the SEC pursuant to the Investment Advisors Act of 1940.

(11) CONCENTRATIONS OF CREDIT RISK AND FINANCIAL
INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company's NASD broker-dealer subsidiary, under the correspondent agreement with its clearing broker, has agreed to indemnify the clearing broker from damages or losses resulting from customer transactions. The Company is, therefore, exposed to off-balance sheet risk of loss in the event that customers are unable to fulfill contractual obligations. The Company manages this risk by requiring customers to have sufficient cash in their account before a buy order is executed and to have the subject securities in their account before a sell order is executed. The Company has not incurred any losses from customers unable to fulfill contractual obligations.

In the normal course of business, the Company periodically sells securities not yet purchased (short sales) for its own account and writes options. The establishment of short positions and option contracts expose the Company to off-balance sheet market risks in the event prices change, as the Company may be obligated to cover such positions at a loss. At February 28, 1998, the Company had no short security positions, the Company had not written any option contracts and did not own any options. The Company did not experience any credit losses due to the failure of any counterparties to perform during the year ended February
28, 1998. Senior management of the Company is responsible for reviewing trading positions, exposures, profits and losses, trading strategies and hedging strategies on a daily basis.

The Company's significant industry concentrations, which arises within its normal course of business activities, is with financial institutions for bank securities transactions.

Management has initiated a program to evaluate continuity of the Company's information systems and application software for the year 2000. Critical application software utilized by the Company is furnished primarily by third-party vendors. Management is working with these vendors to evaluate these systems. No significant incremental costs are expected to be incurred in connection with this process. Additionally, management is involved in a program to evaluate personal computer applications for year 2000 compliance. The cost of this program is not expected to be material and will utilize existing information technology resources.

ITEM 8:   Changes In and Disagreements With Accountants or
          Accounting and Financial Disclosures

None

                        PART III


ITEM 9:   Directors, Executive Officers, Promoters and
          Control Persons; Compliance with Section 16(a) of the Exchange Act

As of February 28, 1998, the members of the Company's
Board of Directors, each of whom serves until the next annual meeting of the shareholders, and the Company's executive officers, each of whom serves at the direction of the Board, were as follows:


Name                          Age   Position
Michael E. Guirlinger         50    Director, President, CEO & Treasurer
Jeffrey C. Barton             51    Vice President & Chief Financial Officer
Mark A. Davis                 46    Vice President & Director of Research
Sandra L. Quinn               32    Director, Vice President & Corp. Secretary
Harry J. Ryan                 53    Vice President & Director of Marketing
Edward E. Schmidt             51    Executive Vice President
Larry A. Beres                51    Director
Robert K. Butner              76    Director
James G. Mathias              45    Director
J. David Smith                51    Director
Harvey J. Thatcher            64    Director
L. Jean Thiergartner          65    Director


     Michael E. Guirlinger was elected President, Chief
Executive Officer and Treasurer by the Board of Directors effective May 18, 1995. Mr. Guirlinger is a member of the Board of Directors for the Company and BSA.

Mr. Guirlinger had been Vice President and Chief Operating
Officer of the Company since December, 1992 and a Director since June, 1993. Since 1995, Mr. Guirlinger has also been President and CEO of BSA and was Vice President from 1992 to 1995. He is also President and Treasurer of Buckeye Bancstocks and HAG and Vice President and
Treasurer of BSFS.  From 1991 to December, 1992, Mr.
Guirlinger was Director of Development for Foxgate Farms,
Inc., a residential home builder. In that same period, Mr. Guirlinger was also Vice President of Northwest
Passage Trading Co., a national and international trading company. Mr. Guirlinger received a B.A. Degree from Aquinas College in 1970 and an M.B.A. Degree from the Ohio
State University in 1986.  Mr. Guirlinger has Series 7, 24
& 63 securities licenses and is also a member of the International Association of Financial Planners.

     Jeffrey C. Barton has been Chief Financial Officer of the Company since October, 1992. He is also Vice
President & CFO of the Company's subsidiaries and of BSA.
Since 1990, Mr. Barton has also been CFO of Saunders
Pearson Company, a contract financial management company.
From 1987 to 1989, Mr. Barton served as CFO of a financial service subsidiary of First Chicago Corporation and a business advisor to a number of companies. Prior to 1987, Mr. Barton spent 13 years with Price Waterhouse in public accounting . Mr. Barton received a B.B.A. Degree from
Ohio University in 1969 and an M.B.A. Degree from Ohio
University in 1972.

     Mark A. Davis has been with the Company since 1978 and is Vice President and Director of Research. He is also Vice President of BSA, BSFS and HAG. He is a former
Vice President of The Phoenix Scioto Company, FS
Management Company and Buckeye Bancstocks, Inc. Mr. Davis holds Series 4, 7, 24, 53 & 63 securities licenses. Mr.
Davis attended Yale College, New Haven, Connecticut.

     Sandra L. Quinn is a Director of the Company and Vice
President & Corporate Secretary.  She is also Vice
President & Corporate Secretary of the Company's subsidiaries and of BSA. She has been a Director of the Company and of BSA since 1993. Effective October 1995 Ms.
Quinn was designated Principal of Buckeye Bancstocks, Inc.
Ms. Quinn has Series 62, 63 and 65 securities licenses and is a member of the American Society of Corporate
Secretaries. Ms. Quinn graduated valedictorian from Bradford Business School. She began her employment with the Company in May, 1991.

     Harry J. Ryan is Vice President & Director of
Marketing of the Company and of BSA. He joined the Company in January 1996. Previously, he was Vice
President of Marketing for LifeLine Shelter Systems, an
Ohio based manufacturer of mobile medical and dental clinics with clients worldwide. Mr. Ryan holds Series 7 &
63 securities licenses. He has a Bachelor of Arts degree from Ohio Dominican College and a Master's of Business degree from Central Michigan University.

     Edward E. Schmidt is Executive Vice President of the
Company and of BSA.  Mr. Schmidt joined the Company in May
1997. Previously, he served as President, CEO and Director of Capital West Group, Inc., subsidiary of
Capital Corp of the West, holding the additional position of Senior Vice President. Prior to that he served as Director of The Finley Group, Inc. Mr. Schmidt is a
Certified VIA consultant, holds a BS Business
Administration degree and is a graduate of the Pacific
Coast Banking School, University of Washington, Seattle,
Washington.

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

     Robert K. Butner became a Director of the Company in 1993. Mr. Butner is also a Director of The Banc Stock
Exchange of America. Mr. Butner is retired from the faculty of Ohio University where he was a Professor of Mathematics for 39 years and Chairman of the Mathematics
Department.  Upon retirement, Mr. Butner was confirmed
Emeritus Professor of Mathematics.  Mr. Butner received a
B.S. Degree in 1943 with Phi Beta Kappa honors and an M.S.
Degree in 1949 and a Ph.D. Degree in 1952 from the State
University of Iowa. From 1943 to 1946, Dr. Butner served as an officer in the United States Navy.

     Dr. James G. Mathias became a Director of the Company in 1993. Dr. Mathias is also a Director of The Banc Stock
Exchange of America. Since 1988, Dr. Mathias has been a veterinarian practicing in Tipp City, Ohio, where he is the owner of the Tipp City Animal Hospital. Dr. Mathias attended the University of Texas and completed his education at the Ohio State University, graduating from the College of Veterinary Medicine in 1978. He was a member of the Honor Society of Phi Zeta, a Veterinary
Honor Society. Dr. Mathias is also founder and president of the Dayton North Womens' Center and is a speaker on Ratite Medicine.

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

Based solely upon a review of Forms 3 and 4 furnished to the Company under Rule 16a-3(d), the following officers and/or directors filed reports late during the fiscal year ended February 28, 1998. Robert K. Butner, Harvey J.
Thatcher and L. Jean Thiergartner.

ITEM 10:       Executive Compensation

               Summary Compensation Table

Name of
Principal and                                 Awards Awards     LTIP     All
Position      Year   Salary   Bonus   Other*  Stock  Options(A) Payouts  Other

Michael E.
Guirlinger,
President    1997    80,455   36,861  35,202          45,000 sh

Mark A.
Davis,VP     1997    61,923   58,890  61,066          30,000 sh

Edward E.
Schmidt, EVP 1997    62,019    3,140                  15,000 sh       94,102(A)

Michael E.
Guirlinger,
President    1996    75,000   11,752   1,655          25,000 sh

Michael E.
Guirlinger,
President    1995    76,830                          100,000 sh

Bradley T.
Smith, Former Thru
President     5/95   43,874   75,502

* Commissions

(A)  During the fiscal year ended February 28, 1998, Mr.
Guirlinger was awarded 22,500 stock options which vested immediately and 22,500 stock options which vest over five years, at an exercise price of $2.125. These stock options expire on March 7, 2007. Mr. Davis was awarded
15,000 stock options which vested immediately and 15,000 stock options which vest over five years, at an exercise price of $2.125. Mr. Schmidt was awarded 7,500 stock options which vested immediately and 7,500 stock options which vest over five years, at an exercise price of $2.375. Mr. Schmidt exercised 7,500 of his options resulting in compensation of the difference between the exercise price and fair market value at date of exercise of $94,102. During the fiscal year ended February 28, 1997, Mr. Guirlinger was awarded 25,000 stock options effective February 29, 1996 which vested immediately.
These stock options expire February 28, 2006, with an exercise price of $2.875. During the fiscal year ended
February 29, 1996, Mr. Guirlinger was awarded 67,000 stock options which vested immediately and 33,000 stock options which vest over five years. These stock options expire on September 28, 2005, with an exercise price of $2.875. At
February 28, 1998 Mr. Guirlinger has 127,700 stock options which are exercisable and 42,300 stock options which vest over five years. Mr. Davis has 95,200 stock options which are exercisable and 34,800 stock options which vest over five years. Mr. Schmidt has 7,500 stock options which vest over five years.

No other officer of the Company received in excess of $100,000 compensation.

Director Compensation

Each director who is not an employee of the Company is entitled to receive a fee of $500 plus travel expenses for each directors' meeting attended.

ITEM 11:       Security Ownership of Certain Beneficial
               Owners and Management

The following sets forth, as of March 31, 1998, certain
information concerning stock ownership of all persons known
by the Company to own beneficially five percent or more of
the outstanding shares of the Company's Class A Common Stock, each director and all officers and directors of the Company as a group, and the percentage of voting power (assuming exercise of all options which are currently exercisable):
                             Class A         Options or
                             Shares(A)       Warrants       Total
                             Number          Number         Number  Percentage

Larry A. Beres                 40,000          10,000         50,000       *
7811 Winding Way South
Tipp City, Ohio 45371

Robert K. Butner              372,661           35,000       407,661      5.1%
12 McGuffey Lane
Athens, Ohio  45701

James G. Mathias              102,175           35,000       137,175      1.7%
7702 Winding Way South
Tipp City, Ohio  45371

J. David Smith                 45,000           10,000        55,000       *
526 Waldren Hills Road
Piketon, Ohio 45661

Harvey J. Thatcher             80,313           35,000       115,313      1.4%
135 East Central
Van Wert, Ohio  45891

L. Jean Thiergartner          254,650           35,000       289,650      3.6%
20896 Orchard Road
P.O. Box 387
Milford Center, OH 43045

Michael E. Guirlinger          21,927          127,700       149,627      1.9%
6230 Busch Blvd.
Columbus, Ohio  43229

Jeffrey C. Barton               5,000           10,000        15,000       *
290 E. Kossuth Street
Columbus, Ohio 43206

Mark A. Davis                  31,228           95,200       126,428      1.6%
6215 Northgate Rd. Apt. D
Columbus, Ohio 43229

Sandra L. Quinn                10,500           16,500        27,000       *
6230 Busch Blvd.
Columbus, Ohio  43229

Harry J. Ryan                  13,500              -          13,500       *
3888 James River Road
New Albany, Ohio 43054
                             __________        ________   ___________   ______
Directors and                 976,954           409,400    1,386,354     17.2%
Officers as a
Group (9 persons)

*less than 1% of Class

(A) Unless otherwise indicated, the sole voting and investment power is held by the persons named. Mr. Butner disclaims beneficial ownership of 130,000 Class A shares held in trust for Phyllis F. Butner.

The following sets forth, as of March 31, 1998, certain information concerning stock ownership of all persons known by the Company to own beneficially five percent or more of the outstanding shares of the Company's Class C
Common Stock, each director and all officers and directors of the Company as a group, and the percentage of voting power:


                                          Class C Shares
                                              Number           Percentage

 First Eldarado Bancshares, Inc.              131,949             36.7%
 946 Fourth Street
 Eldorado, IL 62930

 John W. Walden                                65,160             18.1%
 1132 Broadway
 Columbus, Georgia 31901

 James T. Coppage                              32,580              9.1%
 6001 River Road, Suite 402
 Columbus, Georgia 31904

 Carol A. Wright                               34,233              9.5%
 755 Wagon Wheel Drive
 Northport, MI 49670

James G Mathias, Director                       6,511              1.8%
7707 Winding Way South
Tipp City, Ohio 45371

Directors and Officers
as a group (1 person)                           6,511              1.8%


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

THE BANC STOCK GROUP, INC.

/S/Michael E. Guirlinger
By Michael E. Guirlinger

May 1, 1998

In accordance with the Exchange Act, this report has been
signed below by the following persons on behalf of the
registrant and in the capacities and on the dates
indicated.
Signature                          Title                          Date

/S/Michael E. Guirlinger      President, Treasurer,         May 1, 1998
Michael E. Guirlinger          CEO and Director

/S/Sandra L. Quinn            Secretary and Director         May 1, 1998
Sandra L. Quinn

/S/Jeffrey C. Barton          Chief Financial Officer         May 1, 1998
Jeffrey C. Barton

                                   Director
Larry A. Beres

/S/Robert K. Butner                Director                    May 1, 1998
Robert K. Butner

                                   Director
James G. Mathias

                                   Director
J. David Smith

/S/Harvey Thatcher                 Director                     May 1, 1998
Harvey Thatcher

/S/Jean Thiergartner               Director                     May 1, 1998
L. Jean Thiergartner