Form 10QSB
period 1998-05-31
BANC STOCK GROUP INC
filed 1998-07-14
CIK 909108

U.S. Securities and Exchange Commission
                     Washington D.C. 20549

                          Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
  For the quarterly period ended              May 31,1998

     Commission file number                          33-65292C

                     THE BANC STOCK GROUP,INC.
   (Exact name of small business issuer as specified in its charter)

           FLORIDA                 65-0190407
   (State of incorporation)    (IRS Employer Identification No.)

                   1105 SCHROCK ROAD, COLUMBUS, OHIO  43229
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
     CLASS                              NUMBER OF SHARES
Class A shares, No Par Value               8,059,888
Class C shares, No Par Value                 360,000

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

ITEM 1.   Financial Statements

The accompanying consolidated financial statements of The Banc Stock Group, Inc. are unaudited but, in the opinion of management, reflect all adjustments (which include only normal recurring accruals) necessary to present fairly such information for the periods and at the dates indicated and to make the consolidated financial statements not misleading. The results of operations for the three months ended May 31, 1998 may not be indicative of the results of operations for the year ending February 28, 1999. Since the accompanying consolidated financial statements have been prepared in accordance with Item 310 of Regulation S-B, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Annual Report.

THE BANC STOCK GROUP, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
AS OF MAY 31, 1998

(UNAUDITED)

ASSETS
Cash                                                        $    49,190
Trading portfolio:
  Marketable equity securities, at market value              15,689,213
  Not readily marketable equity securities, at
    estimated fair value                                        193,900
Mortgage participation notes                                    100,000
Accounts receivable:
  Affiliates                                                    180,639
  Clients                                                       513,265
  Clearing organization and other                                90,975
Notes and interest receivable                                     8,219
Equity investment in Banc Stock Exchange of America             606,730
Property and equipment, net of accumulated
    depreciation of $148,716                                    191,358
Goodwill, net of accumulated amortization of $237,548           392,419
Deposits and other                                              274,298

    Total assets                                            $18,290,206

LIABILITIES

Margin accounts payable to broker-dealers                   $ 1,442,298
Unearned commisions                                             226,750
Accounts payable to broker-dealers and other                    293,226
Deferred taxes                                                1,740,000
Accrued expenses                                                712,425

    Total liabilities                                         4,414,699

SHAREHOLDERS' EQUITY

Preference stock, 50,000,000 shares authorized,
    none issued or outstanding
Common stock:
  Class A, no par value, 149,640,000 shares
    authorized, 8,362,933 shares issued
    and 8,059,888 shares outstanding                          9,121,794
  Class C, no par value, 360,000 shares
    authorized, issued and outstanding                             -
  Treasury stock, at cost
    (303,045 Class A shares)                                   (385,403)
Retained earnings                                             5,139,116

    Total shareholders' equity                               13,875,507

    Total liabilities and shareholders' equity              $18,290,206


The accompanying notes are an integral part of these consolidated financial statements.

THE BANC STOCK GROUP, INC. and SUBSIDIARIES
CONSOLIDATED  STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MAY 31, 1998 and 1997

(UNAUDITED)


                                                    1998       1997
REVENUES:
  Trading profits                              $ 1,386,274 $  835,326
  Management fees and commissions                1,004,105    270,178
  Investment banking                               448,454       -
  Dividends                                         45,446     37,164
  Interest and other                                 9,570     10,249

     Total revenues                              2,893,849  1,152,917

EXPENSES:
  Brokers' commission                              799,713    193,231
  Salaries, benefits and payroll taxes             294,257    123,569
  Professional fees                                110,581    106,846
  Interest                                          15,488     20,805
  General and administrative                       212,353    158,229

     Total expenses                              1,432,392    602,680

INCOME BEFORE TAXES                              1,461,457    550,237

PROVISION FOR INCOME TAXES                         500,000       -

INCOME BEFORE EQUITY IN NET EARNINGS
  OF AFFILIATED COMPANY                            961,457    550,237

Equity in net earnings of Banc Stock Exchange of    27,740     11,080

NET  INCOME                                    $   989,197 $  561,317


  BASIC EARNINGS PER SHARE                     $      0.12 $     0.07

  DILUTED EARNINGS PER SHARE                   $      0.11 $     0.07

The accompanying notes are an integral part of these consolidated financial statements.

   THE BANC STOCK GROUP,INC. and SUBSIDIARIES
   CONSOLIDATED STATEMENTS of CHANGES in SHAREHOLDERS' EQUITY
   FOR THE THREE MONTHS ENDED MAY 31, 1998

          (UNAUDITED)

                                      Treasury   Retained
                  Class A    Class C  Stock      Earnings    Total

Balance 2/28/98  $9,120,368     -    ($385,403) $4,149,919  $12,884,884

Exercise of stock
   options            1,426                                        1,426

   Net income          -         -         -        989,197      989,197

Balance 5/31/98   $9,121,794     -    ($385,403) $5,139,116  $13,875,507

The accompanying notes are an integral part of these consolidated financial statements.

THE BANC STOCK GROUP, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS of CASH FLOWS
FOR THE THREE MONTHS ENDED MAY 31, 1998 and 1997

(UNAUDITED)

                                                          1998        1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                           $ 989,197  $  561,317
   Adjustments to reconcile net income
     to net cash used in operating activities:
     Depreciation and amortization                         22,244      17,624
     Deferred taxes                                       490,000        -
     Equity in undistributed earnings of Banc Stock
       Exchange of America                                (27,740)    (11,080)
     Unrealized gain                                   (1,132,315)   (423,884)
     (Increase) decrease in certain assets-
       Trading profits, net                            (1,211,742)   (344,795)
       Accounts receivable clients                       (513,265)       -
       Other accounts receivable                           10,778     (34,820)
       Other assets                                       (52,028)    (10,720)
     Increase (decrease) in certain liabilities-
       Margin accounts payable to broker-dealers        1,175,391     165,893
       Unearned commissions                                49,450      34,560
       Accounts payable to broker-dealers and other       233,526      10,036
       Accrued expenses and other                        (412,788)    (61,067)
         Net cash used in operating activities           (379,292)    (96,936)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Collections of notes receivable                            825       9,138
   Issuance of notes receivable                            (3,815)     (4,304)
   Collection of dividends receivable                      25,000        -
   Purchase of property and equipment                     (12,850)    (10,623)
         Net cash provided by (used in) investing
            activities:                                     9,160      (5,789)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Exercise of stock options                                1,426         -
   Advances from affiliates                                69,840      61,454
   Advances to affiliates                                (123,700)    (83,970)
         Net cash used in financing activities            (52,434)    (22,516)

NET DECREASE IN CASH                                     (422,566)   (125,241)

CASH, BEGINNING OF PERIOD                                 471,756     160,426

CASH, END OF PERIOD                                     $  49,190   $  35,185


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                          1998        1997
   Cash paid during the period for:
     Interest                                           $15,488     $20,805


The accompanying notes are an integral part of these consolidated financial statements.

                  THE BANC STOCK GROUP, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MAY 31, 1998

(1)  ORGANIZATION AND NATURE OF BUSINESS

The Banc Stock Group, Inc. (the Company) is a Florida corporation incorporated in April, 1990. The Company has three wholly-owned subsidiary operating companies.

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

Earnings Per Share

Basic and diluted earnings per common share are computed in accordance with Statement of Financial Accounting Standards No.
128, "Earnings per Share." A reconciliation of the numerators and denominators used in these calculations is shown below:
                                       For the Quarter Ended May 31, 1998

                                          Income       Shares     Per-Share
                                        (Numerator) (Denominator) Amount
Basic Earnings                            $989,197    8,419,283    $ .12

     Effect of Dilutive Securities:
          Assumed exercise of:
               Stock Options                            599,394     (.01)
               Warrants                                 141,959     (.00)
Diluted Earnings                          $989,197    9,160,636    $ .11

Stock options to purchase 3,000 shares at an exercise price of $16.875 per share were not included in the computation of diluted earnings per share for the quarter ended May 31, 1998 because the options' exercise prices were greater than the average market price of the common stock.

                                        For the Quarter Ended May 31, 1997

                                           Income      Shares       Per-Share
                                         (Numerator) (Denominator)  Amount
Basic Earnings                            $ 561,317    8,411,717    $ .07

Diluted Earnings                          $ 561,317    8,411,717    $ .07

For the quarter ended May 31, 1997, none of the stock options and warrants were included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock.

Equity Investment in Banc Stock Exchange of America

The Banc Stock Exchange of America (BSA) is establishing an electronic bank stock information exchange. BSA is under common management with the Company. The Company currently holds 16% of the outstanding common stock of BSA. The Company's investment in BSA is accounted for on the equity method.

Fair Value of Financial Instruments

Substantially all of the Company's financial instruments are carried at fair value or amounts approximating fair value. Assets, including accounts receivable, mortgage participation notes, notes and interest receivable and securities owned are carried at amounts which approximate fair value. Similarly, liabilities, including margin accounts payable to broker-dealers, accounts payable and accrued expenses are carried at amounts approximating fair value.

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

Treasury Stock

Buckeye Bancstocks holds 206,240 Class A shares of the Company.
These shares, along with shares held directly by the Company, are treated as treasury stock for financial reporting purposes.

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

(4) TRADING PORTFOLIO

Marketable equity securities at May 31, 1998 consist of bank stocks at market value, as follows:

       Traded on national securities markets                $11,357,397
       Not traded on national securities
         markets, but with readily ascertainable
         market value                                         4,331,816

               Total marketable equity securities           $15,689,213

As of May 31, 1998, the Company had no single investment representing more than 10% of its marketable equity securities.

Securities not readily marketable include securities for which there is no market on a securities exchange and no independent publicly quoted market. These securities at May 31, 1998 were $193,900 at fair value with a cost of $185,948.

(5)  MARGIN ACCOUNTS PAYABLE TO BROKER-DEALERS

The Company maintains margin account balances due to unaffiliated broker-dealers bearing interest at variable rates which averaged 7.8% at May 31, 1998. These margin accounts are secured by the respective securities held by broker-dealers. The market value of the securities held by broker-dealers with margin account balances was approximately $11,425,000 at May 31, 1998.

(6)  RELATED PARTY TRANSACTIONS

Securities Transactions

The Company purchases from and sells securities to BSA at the prevailing market price at the time of the transaction. However, during the quarters ended May 31, 1998 and 1997 no purchases were made from, nor sales made to, BSA.

Operating Expenses

The Company and BSA are under common management. Certain expenses are paid by the Company and allocated to BSA based upon predetermined percentages as approved by the officers of the Companies. Operating expenses in the allocation are primarily salaries and benefits. Total expenses allocated to BSA were $46,991 and $24,457 for the quarters ended May 31, 1998 and 1997, respectively.

(7)  INCOME TAXES

The Company files a consolidated Federal income tax return. It is the policy of the Parent to allocate the consolidated tax provision to subsidiaries as if each subsidiary's tax liability or benefit were determined on a separate company basis. As part of the consolidated group, subsidiaries transfer to the Parent their current Federal tax liability or assets.

The provision for income taxes for the quarter ended May 31, 1998 is composed of the following:

Current income taxes                              $  10,000
Deferred income taxes                               490,000
Provision for income taxes                        $ 500,000

Deferred tax assets and liabilities consist of the following at May 31, 1998:

Deferred tax benefit of NOL carryforward         $  260,000
Deferred tax liabilities on unrealized gains
    on securities owned                           (2,000,000)
Deferred taxes                                   $(1,740,000)

(8)  OPERATING LEASES

The Company leases certain facilities, a vehicle and office equipment under operating leases. Total lease expenses were approximately $103,000 in fiscal year ended February 28, 1998. The future minimum lease payments under existing leases are as follows:
                                    Amount
                    1999          $ 121,400
                    2000            110,500
                    2001            101,800
                    2002             94,300
                    2003             39,300
                                  $ 467,300

(9) EMPLOYEE INCENTIVE PLANS

Incentive Compensation Plan

All full-time executive employees of the Company are eligible to participate in the Banc Stock Group Incentive Compensation Plan. The Plan provides that a bonus fund will be established in an amount equal to 20% of the pre-tax realized profits of the Company in excess of a 15% pre-tax return on equity. The amount of the bonus fund is calculated each fiscal quarter on a cumulative basis. The allocation of the bonus fund is to be made by the President of the Company. The Company incurred an expense of $600,000 under the Plan for the year ended February 28, 1998 and provided $115,000 for the quarter ended May 31, 1998.

Stock Option Plan

The Company has a Non-Qualified and Incentive Stock Option Plan which authorizes the grant of options to purchase an aggregate of 2,500,000 shares of the Company's Class A Common Stock. The Plan provides that the Board of Directors, or a committee appointed by the Board, may grant options and otherwise administer the Option Plan. The exercise price of each incentive stock option or non-qualified stock option must be at least 100% of the fair market value of the Class A Shares at the date of grant, and no such option may be exercisable for more than 10 years after the date of grant. However, the exercise price of each incentive stock option granted to any shareholder possessing more than 10% of the combined voting power of all classes of capital stock of the Company on the date of grant must not be less than 110% of the fair market value on that date, and no such option may be exercisable more than 5 years after the date of grant.

Effective March 2, 1998, 1,500 options which vest immediately and 1,500 options which vest over five years, were granted under this plan to newly hired employees with ten year terms and exercise prices of $16.875.

Effective May 12, 1998, 117,505 options which vest immediately and 137,505 options which vest over five years, were granted under this plan to employees and independent contractors with ten year terms and exercise prices of $14.75.

Effective May 12, 1998, 70,000 warrants which vest immediately were granted to directors and an officer with ten year terms and exercise prices of $14.75.

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
                                                   Quarter Ended
                                           May 31, 1998        May 31, 1997

Net income (loss)        As reported       $   989,197         $     561,317
                         Pro forma         ($1,154,471)        $     209,731

Basic earnings per share
                         As reported        $ 0.12              $ 0.07
                         Pro forma         ($ 0.14)             $ 0.02
Diluted earnings per share
                         As reported        $ 0.11              $ 0.07
                         Pro forma         ($ 0.13)             $ 0.02

To make the computations of pro forma results under FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield for all years and expected lives of ten years. For fiscal 1999, the average expected volatility is 52%, and the average assumed risk-free interest rate is 5.88%. The options and warrants granted under these plans are not registered and, accordingly, there is no quoted market price.

A summary of the status of the Company's stock option and warrants plans as of May 31, 1998 and changes during the quarter is presented below:

                                  Options                Warrants
                                        Exercise                Exercise
                              Shares    Price        Shares     Price
Outstanding March 1,  1998    721,500   $ 2.782      170,000    $ 2.588
Granted                       261,510   $14.775       70,000    $14.750
Exercised                        (671)  $ 2.125
Forfeited                        (800)  $ 2.125
Outstanding May 31, 1998      981,539   $ 5.980      240,000    $ 6.135


Exercisable May 31, 1998      652,334   $ 5.032      240,000    $ 6.135

Weighted-average fair value
   of options and warrants
   granted during the quarter,
   computed in accordance
   with FAS 123                         $10.383                  $10.363

The following table summarizes information about fixed stock options and warrants outstanding at May 31, 1998:

                                   Options       Warrants

Number outstanding                 981,539        240,000
Weighted-average remaining
   contractual life in years             8.39           8.48
Weighted-average exercise price         $5.980         $6.135
Number exercisable                 652,334        240,000

(10)  REGULATORY REQUIREMENTS

BSFS is subject to the uniform net capital rule of the Securities and Exchange Commission (Rule 15c3-1), which requires that the ratio of "aggregate indebtedness" to "net capital" not exceed 15 to 1 (as those terms are defined by the Rule). BSFS had net capital of $729,113 as of May 31, 1998, which was in excess of its required minimum net capital of $100,000. The ratio of aggregate indebtedness to net capital was 1.25 to 1 as of May 31, 1998. BSFS is also subject to regulations of the District of Columbia and twenty-six states in which it is registered as a licensed broker-dealer.
Buckeye Bancstocks is required by the Ohio Division of Securities to maintain an "allowable net worth" of $25,000. The Company has guaranteed this allowable net worth.

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


The Company's NASD broker-dealer subsidiary provides investment management services to an agency of the State of Ohio. In conjunction with these services the subsidiary has agreed to indemnify the agency against losses resulting from violation of the investment management agreement or violation of fiduciary duties under applicable law.

In the normal course of business, the Company periodically sells securities not yet purchased (short sales) for its own account and writes options. The establishment of short positions and option contracts expose the Company to off-balance sheet market risks in the event prices change, as the Company may be obligated to cover such positions at a loss. At May 31, 1998, the Company had no short security positions, the Company had not written any option contracts and did not own any options. The Company did not experience any credit losses due to the failure of any counterparties to perform during the quarter ended May 31, 1998. Senior management of the Company is responsible for reviewing trading positions, exposures, profits and losses, trading strategies and hedging strategies on a daily basis.

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

ITEM 2:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Quarter Ended May 31, 1998, Compared to the Quarter Ended May 31,
1997

Revenues for the quarter ended May 31, 1998 increased to $2,893,849 compared to $1,152,917 for the quarter ended May 31, 1997, an increase of 151%. This increase results primarily from increases in revenue from trading profits, management fees and commissions and investment banking.

Revenues from trading profits were $1,386,274 for the quarter ended May 31, 1998 compared to $835,326 for the quarter ended May 31, 1997, an increase of 66%. This represents an annual rate of return on the average portfolio of 38% for the quarter ended May 31, 1998 compared to 34% for the quarter ended May 31, 1997 due primarily to increases in market values.

The Company generated management fees and commission revenue of $1,004,105 for the quarter ended May 31, 1998 compared to $270,178 for the quarter ended May 31, 1997, an increase of 272%. The increase is primarily attributable to management fees generated by Banc Stock Financial Services, Inc. (BSFS), the Company's NASD broker-dealer subsidiary. BSFS is also a registered investment adviser offering advisory accounts to qualified investors. BSFS derives a significant portion of its revenues from providing private portfolio management and brokerage services. BSFS has continued to make a concerted effort to increase its level of business activity, especially portfolio management services.

On March 11, 1998, the Company formed a specialized investment banking division dedicated to the expansion of independent community banks. During the quarter ended May 31, 1998 the Company generated revenue of approximately $440,000 from investment banking activities. There was no comparable revenue for the quarter ended May 31, 1997.

Operating expenses for the quarter ended May 31, 1998, increased to $1,432,392 compared to $602,680 for the quarter ended May 31, 1997, an increase of 138%. Brokers' commission expenses increased to $799,713 for the quarter ended May 31, 1998 compared to $193,231 for the quarter ended May 31, 1997, an increase of 314%. This increase results from commission expenses related to investment banking activities and the management fees and commission revenue discussed above. Salaries, benefits, and payroll taxes increased to $294,257 for the quarter ended May 31, 1998 compared to $123,569 for the quarter ended May 31, 1997, an increase of 138%. This increase was generated by accruals under the Company's Incentive Compensation Plan. General and administrative expenses increased to $212,353 for the quarter ended May 31, 1998 compared to $158,229 for the quarter ended May 31, 1997, an increase of 34%. This increase is primarily the result of costs incurred to establish the Company's world wide web site on the Internet, additional insurance coverage and fees paid to Directors.

The Banc Stock Exchange of America, Inc. (BSA) is establishing an electronic bank stock information exchange. BSA is separately owned but under common management with the Company. The Company currently holds 16% of the outstanding common stock of BSA. The Company's investment in BSA is accounted for on the equity
method.   Equity in BSA's earnings was $27,740 for the quarter
ended May 31, 1998 compared to $11,080 for the quarter ended May 31, 1997. BSA began operations March 1, 1997.

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

As of May 31, 1998, the Company had working capital of approximately $12,000,000 compared to approximately $9,000,000 as of May 31, 1997. Working capital includes cash, securities owned and accounts and notes receivable, net of all liabilities. The
Company has no long term debt.

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

The Company's NASD broker-dealer subsidiary provides investment management services to an agency of the State of Ohio. In conjunction with these services, the subsidiary has agreed to indemnify the agency against losses resulting from violation of the investment management agreement or violation of fiduciary duties under applicable law.

In the normal course of business, the Company periodically sells securities not yet purchased (short sales) for its own account and writes options. The establishment of short positions and option contracts expose the Company to off-balance sheet market risks in the event prices change, as the Company may be obligated to cover such positions at a loss.

At May 31, 1998, the Company had no short security positions.
Short security positions do not expose the Company to credit risk since the counterparty is not obligated to perform.

At May 31, 1998, the Company had not written any option contracts. Short option positions do not expose the Company to credit risk since the counterparty is not obligated to perform.

The Company did not own any options as of May 31, 1998. The Company did not experience any credit losses due to the failure of any counterparties to perform during the quarter ended May 31, 1998. Senior management of the Company is responsible for reviewing trading positions, exposures, profits and losses, trading strategies and hedging strategies on a daily basis.

The Company's most significant industry concentration, which arises within its normal course of business activities, is with financial institutions for bank securities transactions.

The net cash balance decreased $422,566 during the quarter ended May 31, 1998. Net cash used in operating activities was $379,292. The primary use of this cash flow was to acquire securities in the trading portfolio and the result of unrealized gains which are included in net income but do not provide cash. These uses of cash flow were offset by operating activities, primarily an increase in margin accounts payable to broker-dealers.

Investing activities provided $9,160 of cash during the quarter ended May 31, 1998, with the primary source being the collection of dividends receivable.

Financing activities used $52,434 of cash during the quarter ended May 31, 1998, primarily to make advances to affiliates.

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

                  THE BANC STOCK GROUP, INC.
                        (Registrant)

Date     July 14, 1998                  /S/ Michael E.Guirlinger
                                        Michael E. Guirlinger
                                        President, Treasurer and Chief
                                        Executive Officer

Date     July 14, 1998                  /S/ Jeffrey C. Barton
                                        Jeffrey C. Barton
                                        Chief Financial Officer

                    Financial Data Schedule