Form 10QSB
period 1998-08-31
BANC STOCK GROUP INC
filed 1998-10-14
CIK 909108

U.S. Securities and Exchange Commission
                      Washington D.C. 20549

                           Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
  For the quarterly period ended            August 31, 1998

     Commission file number                   33-65292C


                  THE BANC STOCK GROUP, INC.
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

  State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 1998:
     CLASS                              NUMBER OF SHARES
Class A shares, No Par Value              8,089,417
Class C shares, No Par Value                360,000

     TRADITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE)
     Yes     X                               No

          THE BANC STOCK GROUP, INC. AND SUBSIDIARIES
                              INDEX
                                                        PAGE

Part I Financial Information:

     Item 1.  Consolidated Financial Statements          3-7

     Notes to Consolidated Financial Statements          8-17

     Item 2.  Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations                                  18-23

Part II Other Information:

     Item  1 through Item 6                              25

Signatures                                               26

           THE BANC STOCK GROUP, INC. AND SUBSIDIARIES
                              PART I
                      FINANCIAL INFORMATION

ITEM 1.   Financial Statements

The accompanying consolidated financial statements of The Banc Stock Group, Inc. are unaudited but, in the opinion of management, reflect all adjustments (which include only normal recurring accruals) necessary to present fairly such information for the periods and at the dates indicated and to make the consolidated financial statements not misleading. The results of operations for the period ended August 31, 1998 may not be indicative of the results of operations for the year ending February 28, 1999. Since the accompanying consolidated financial statements have been prepared in accordance with Item 310 of Regulation S-B, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Annual Report.

THE BANC STOCK GROUP, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
AS OF AUGUST 31, 1998
(UNAUDITED)

ASSETS
Cash                                                        $     77,308
Trading portfolio:
  Marketable equity securities, at market value               12,533,962
  Not readily marketable equity securities, at estimated
    fair value                                                   208,367
Mortgage participation notes, at market value                    140,000
Accounts receivable:
  Affiliates                                                     107,380
  Clients                                                         21,101
  Clearing organization and other                                 40,818
Notes and interest receivable                                     11,189
Equity investment in Banc Stock Exchange of America              469,990
Property and equipment, net of accumulated depreciation
   of $129,543                                                   198,837
Goodwill, net of accumulated amortization of $246,269            383,698
Deposits and other                                               249,430

    Total assets                                            $ 14,442,080

LIABILITIES

Margin accounts payable to broker-dealers                    $   182,667
Unearned commisions                                              220,850
Accounts payable to broker-dealers and other                      68,987
Accrued expenses                                                 379,564
Deferred taxes                                                 1,100,000

    Total liabilities                                          1,952,068

SHAREHOLDERS' EQUITY

Preference stock, 50,000,000 shares authorized,                      -
    none issued or outstanding
Common stock:
  Class A, no par value, 149,640,000 shares
    authorized, 8,392,462 shares issued
    and 8,089,417 shares outstanding                           9,188,293
  Class C, no par value, 360,000 shares
    authorized, issued and outstanding                              -
  Treasury stock, at cost
    (303,045 Class A shares)                                    (385,403)
Retained earnings
3,687,122

    Total shareholders' equity                                12,490,012

    Total liabilities and shareholders' equity              $ 14,442,080


The accompanying notes are an integral part of these consolidated financial statements.

THE BANC STOCK GROUP, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS of OPERATIONS
FOR THE SIX MONTHS ENDED AUGUST 31, 1998 and 1997
(UNAUDITED)

                                    6 Months Ended         3 Months Ended
                              AUGUST 1998  AUGUST 1997 AUGUST 1998 AUGUST 1997
REVENUES:

  Trading profits (losses)    $ (1,009,970)$ 2,291,974 $(2,396,244)$ 1,456,648
  Management fees and commissions1,978,229     888,396     974,124     618,218
  Investment banking               920,867        -        472,413        -
  Dividends                         94,157      85,445      48,711      48,281
  Interest & other                  18,143      16,725       8,573       6,476

     Total revenues              2,001,426   3,282,540    (892,423)  2,129,623

EXPENSES:
  Brokers' commission             1,448,859    507,803     689,146     314,572
  Salaries, benefits and
     payroll taxes                  338,403    239,602     178,146     120,883
  Accrued incentive compensation       -       251,479    (174,000)    246,629
  Professional fees                 216,709    161,106     106,128      54,260
  Interest                           32,795     40,180      17,307      19,375
  General and administrative        418,457    396,761     206,104     238,532

     Total expenses               2,455,223   1,596,931  1,022,831     994,251

INCOME (LOSS) BEFORE TAXES         (453,797)  1,685,609 (1,915,254)  1,135,372

INCOME TAX PROVISION (CREDIT)      (100,000)    300,000   (600,000)    300,000

INCOME (LOSS) BEFORE EQUITY IN NET
  EARNINGS OF AFFILIATED COMPANY   (353,797)  1,385,609 (1,315,254)    835,372

Equity in net earnings or losses
   of Banc Stock Exchange of
   America                         (109,000)     36,850   (136,740)     25,770

NET INCOME (LOSS)                $ (462,797) $1,422,459$(1,451,994)  $ 861,142


  BASIC EARNINGS (LOSS) PER SHARE   $ (0.05)  $    0.17 $    (0.17)  $    0.10

  DILUTED EARNINGS (LOSS) PER SHARE $ (0.05)   $   0.17  $   (0.17)   $   0.10

The accompanying notes are an integral part of these consolidated financial statements.

THE BANC STOCK GROUP,INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS of CHANGES in SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED AUGUST 31, 1998
          (UNAUDITED)
                                            Treasury   Retained
                       Class A    Class C     Stock    Earnings       Total

Balance at 2/28/98    $9,120,368       -    ($385,403) $4,149,919  $12,884,884

Exercise of stock options 67,925       -         -           -          67,925

Net income (loss)           -          -         -       (462,797)    (462,797)

Balance at 8/31/98    $9,188,293       -    ($385,403) $3,687,122  $12,490,012

The accompanying notes are an integral part of theseconsolidated financial statements.

THE BANC STOCK GROUP, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS of CASH FLOWS
FOR THE SIX MONTHS ENDED AUGUST 31, 1998 and 1997
(UNAUDITED)


                                                           1998        1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                  $  (462,797)$  1,422,459
   Adjustments to reconcile net (loss) income
     to net cash (used in) provided by operating
     activities:
     Depreciation and amortization                         45,526       36,838
     Deferred taxes                                      (150,000)     300,000
     Equity in undistributed earnings of Banc Stock
     Exchange of America                                  109,000      (36,850)
     Unrealized loss (gain)                             2,102,402   (1,153,578)
     (Increase) decrease in certain assets-
       Trading profits, net                            (1,305,675)    (218,689)
       Mortgage participation notes                       (40,000)        -
       Accounts receivable clients                        (21,101)        -
       Other accounts receivable                           60,935      (64,417)
       Other assets                                       (27,160)    (129,248)
     Increase (decrease) in certain liabilities-
       Margin accounts payable to broker-dealers          (84,240)    (145,740)
       Unearned commissions                                43,550       83,300
       Accounts payable to broker-dealers and other         9,287       31,875
       Accrued expenses and other                        (745,649)     105,329
         Net cash (used in) provided by operating
           activities                                    (465,922)     231,279

CASH FLOWS FROM INVESTING ACTIVITIES:
   Collections of notes receivable                          1,650       15,153
   Issuance of notes receivable                            (7,610)     (48,306)
   Collection of dividends receivable                      25,000         -
   Purchase of property and equipment                     (43,716)     (96,579)
   Sale of property                                         8,827         -
         Net cash used in investing activities            (15,849)    (129,732)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Exercise of stock options                               67,925         -
   Advances from affiliates                                76,789      131,530
   Advances to affiliates                                 (57,391)    (274,864)
         Net cash provided by (used in) financing
           activities                                      87,323     (143,334)

NET DECREASE IN CASH                                     (394,448)     (41,787)

CASH, BEGINNING OF PERIOD                                 471,756      160,426

CASH, END OF PERIOD                                     $  77,308   $  118,639

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                                                          1998        1997
   Cash paid during the period for:
     Interest                                            $ 32,795   $   40,180
     Taxes                                                 50,000       10,000

The accompanying notes are an integral part of these consolidated financial statements.

                 THE BANC STOCK GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AUGUST 31, 1998

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

Buckeye Bancstocks, Inc., is an Ohio corporation established in 1977 to act as an intrastate broker-dealer trading primarily in Ohio bank stocks.

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

Earnings Per Share

Basic and diluted earnings per common share are computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." A reconciliation of the numerators and denominators used in these calculations is shown below:
                              For the Six Months Ended August 31,1998
                                        Net Loss      Shares         Per-Share
                                       (Numerator)   (Denominator)      Amount
   Basic Earnings (Loss)               ($462,797)     8,424,959         ($.05)

   Diluted Earnings (Loss)             ($462,797)     8,424,959         ($.05)

Stock options and warrants have not been included in the denominator of the diluted per-share computation because the effect of their inclusion would be antidilutive.

                          For the Quarter Ended August 31, 1998

                                       Net Loss       Shares         Per-Share
                                      (Numerator)    (Denominator)      Amount
   Basic Earnings (Loss)              ($1,451,994)    8,430,635         ($.17)

   Diluted Earnings (Loss)            ($1,451,994)    8,430,635         ($.17)

Stock options and warrants have not been included in the denominator of the diluted per-share computation because the effect of their inclusion would be antidilutive.

                              For the Six Months Ended August 31,1997

                                        Income         Shares        Per-Share
                                       (Numerator)   (Denominator)      Amount
   Basic Earnings                       $1,422,459    8,411,717         $ .17
     Effect of Dilutive Securities:
          Assumed exercise of:
               Stock Options                            132,064          (.00)
               Warrants                                  34,365          (.00)
     Diluted Earnings                   $1,422,459    8,578,146         $ .17


                          For the Quarter Ended August 31, 1997

                                        Income        Shares         Per-Share
                                       (Numerator)   (Denominator)      Amount
   Basic Earnings                        $ 861,142    8,411,717          $ .10
     Effect of Dilutive Securities:
          Assumed exercise of:
               Stock Options                            266,533          (.00)
               Warrants                                  65,562          (.00)
     Diluted Earnings                    $ 861,142    8,743,812         $ .10

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

(4) TRADING PORTFOLIO

Marketable equity securities at August 31, 1998 consist of bank stocks at market value, as follows:

       Traded on national securities markets                 $ 7,972,235
       Not traded on national securities
         markets, but with readily ascertainable
         market value                                          4,561,727
               Total marketable equity securities            $12,533,962

As of August 31, 1998, the Company had no single investment representing more than 10% of its marketable equity securities.

Securities not readily marketable include securities for which there is no market on a securities exchange and no independent publicly quoted market. These securities at August 31, 1998 were $208,367 at fair value with a cost of $199,105.

(5)  MARGIN ACCOUNTS PAYABLE TO BROKER-DEALERS

The Company maintains margin account balances due to unaffiliated broker-dealers bearing interest at variable rates which averaged 7.8% at August 31, 1998. These margin accounts are secured by the respective securities held by broker-dealers. The market value of the securities held by broker-dealers with margin account balances was approximately $7,264,000 at August 31, 1998.

(6)  RELATED PARTY TRANSACTIONS

Securities Transactions

The Company purchases from and sells securities to BSA at the prevailing market price at the time of the transaction. However, during the periods ended August 31, 1998 and 1997 no purchases were made from, nor sales made to, BSA.

Operating Expenses

The Company and BSA are under common management. Certain expenses are paid by the Company and allocated to BSA based upon predetermined percentages as approved by the officers of the Companies. Operating expenses in the allocation are primarily salaries and benefits. Total expenses allocated to BSA were $89,787 and $71,578 for the six months ended August 31, 1998 and 1997, respectively.

(7)  INCOME TAXES

The Company files a consolidated Federal income tax return. It is the policy of the Parent to allocate the consolidated tax provision to subsidiaries as if each subsidiary's tax liability or benefit were determined on a separate company basis. As part of the consolidated group, subsidiaries transfer to the Parent their current Federal tax liability or assets.

The provision for income taxes for the six months ended August
31, 1998 is composed of the following:

Current income taxes                                  $ 50,000
Deferred income taxes                                 (150,000)
Provision for income taxes                          ($ 100,000)

Deferred tax assets and liabilities consist of the following at August 31, 1998:

Deferred tax benefit of NOL carryforward            $    10,000
Deferred tax liabilities on unrealized gains
    on securities owned                              (1,110,000)
Deferred taxes                                      $(1,100,000)

(8)  OPERATING LEASES

The Company leases certain facilities, a vehicle and office equipment under operating leases. Total lease expenses were approximately $103,000 in the fiscal year ended February 28, 1998. The future minimum lease payments under existing leases are as follows:
                                     Amount
                    1999           $ 121,400
                    2000             110,500
                    2001             101,800
                    2002              94,300
                    2003              39,300
                                    $467,300

(9) EMPLOYEE INCENTIVE PLANS

Incentive Compensation Plan

All full-time executive employees of the Company are eligible to participate in the Banc Stock Group Incentive Compensation Plan. The Plan provides that a bonus fund will be established in an amount equal to 20% of the pre-tax realized profits of the Company in excess of a 15% pre-tax return on equity. The amount of the bonus fund is calculated each fiscal quarter on a cumulative basis. The allocation of the bonus fund is to be made by the President of the Company. The Company incurred an expense of $600,000 under the Plan for the year ended February 28, 1998. No expense has been provided for the six months ended August 31, 1998.

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

                                       Six Months Ended
                                           August 31, 1998
August 31,
1997

     Net income (loss)   As reported        ($  462,797)        $ 1,422,459
                         Pro forma          ($2,794,479)        $ 1,022,424

     Basic earnings per share
                         As reported          ($ 0.05)          $0.17
                         Pro forma            ($ 0.33)          $0.12
     Diluted earnings per share
                         As reported          ($ 0.05)          $0.17
                         Pro forma            ($ 0.33)          $0.12

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

A summary of the status of the Company's stock option and warrants plans as of August 31, 1998 and changes during the six months then ended, is presented below:

                                       Options               Warrants
                                             Exercise                 Exercise
                                  Shares      Price     Shares          Price
Outstanding March 1,  1998        721,500   $  2.782    170,000        $ 2.588
Granted                           261,510   $ 14.774     70,000        $14.750
Exercised                         (30,200)  $  2.249
Forfeited                            (800)  $  2.125

Outstanding August 31, 1998       952,010   $  6.094    240,000        $ 6.135

Exercisable August 31, 1998       571,605   $  5.560    240,000        $ 6.135

Weighted-average fair value
   of options and warrants
   granted during the six months,
   computed in accordance
   with FAS 123                              $10.383                   $10.363

The following table summarizes information about fixed stock options and warrants outstanding at August 31, 1998:

                                   Options       Warrants

Number outstanding                 952,010        240,000
Weighted-average remaining
   contractual life in years             8.130          8.229
Weighted-average exercise price         $6.094         $6.135
Number exercisable                 571,605        240,000

(10)  REGULATORY REQUIREMENTS

BSFS is subject to the uniform net capital rule of the Securities and Exchange Commission (Rule 15c3-1), which requires that the ratio of "aggregate indebtedness" to "net capital" not exceed 15 to 1 (as those terms are defined by the Rule). BSFS had net capital of $1,117,248 as of August 31, 1998, which was in excess of its required minimum net capital of $100,000. The ratio of aggregate indebtedness to net capital was 10 to 1 as of August 31, 1998. BSFS is also subject to regulations of the District of Columbia and twenty-six states in which it is registered as a licensed broker-dealer.

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

In the normal course of business, the Company periodically sells securities not yet purchased (short sales) for its own account and writes options. The establishment of short positions and option contracts expose the Company to off-balance sheet market risks in the event prices change, as the Company may be obligated to cover such positions at a loss. At August 31, 1998, the Company had no short security positions, the Company had not written any option contracts and did not own any options. The Company did not experience any credit losses due to the failure of any counterparties to perform during the six months ended August 31, 1998. Senior management of the Company is responsible for reviewing trading positions, exposures, profits and losses, trading strategies and hedging strategies on a daily basis.

The Company's significant industry concentration, which arises within its normal course of business activities, is with financial institutions for bank securities transactions.

Management has initiated a program to evaluate continuity of the Company's information systems and application software for the year 2000. Critical application software utilized by the Company is furnished primarily by third-party vendors. Management is working with these vendors to evaluate these systems. No significant incremental costs are expected to be incurred in connection with this process. Additionally, management is involved in a program to evaluate personal computer applications for year 2000 compliance. The cost of this program is not expected to be material and will utilize existing information technology resources. If critical information systems fail to distinguish the year 2000 from 1900, the Company's normal operations could be disrupted. The Company is continuing to develop contingency plans in an attempt to reduce the impact of any disruptions. However, such disruptions could materially and adversely affect the Company's financial results. Management believes its year 2000 compliance program and related contingency plans will provide reasonable, but not absolute, assurance that information systems will function adequately in the year 2000.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Six Months Ended August 31, 1998, Compared to the Six Months Ended August
31, 1997

Revenues for the six months ended August 31, 1998 decreased to $2,001,426 compared to $3,282,540 for the six months ended August 31, 1997, a decrease of 39%. This decrease results from decreases in trading profits.

Trading losses were $1,009,970 for the six months ended August 31, 1998 compared to trading profits of $2,291,974 for the six months ended August 31, 1997, a decrease of 144%. This represents an annual rate of return on the average portfolio of negative 14% for the six months ended August 31, 1998 compared to positive 45% for the six months ended August 31, 1997. This trading loss is a direct result of the correction in market values which started late in the first fiscal quarter and continued throughout the second fiscal quarter, with major corrections at the end of August 1998. These corrections affected equity markets around the world. While management of the Company believes that its investment strategies remain sound, the Company's trading portfolios are subject to fluctuations based on world wide equity markets, and specifically, to volatility in the banking sector. Management is unable to predict how future fluctuations will impact the performance of its trading portfolios.

Banc Stock Financial Services, Inc. (BSFS), the Company's NASD broker-dealer subsidiary, generated management fees and commission revenue of $1,978,229 for the six months ended August 31, 1998 compared to $888,396 for the six months ended August 31, 1997, an increase of 123%. BSFS continues to make a concerted effort to increase its level of business activity, especially portfolio management services.

On March 11, 1998, the Company formed a specialized investment banking division dedicated to the expansion of independent community banks. During the six months ended August 31, 1998 the Company generated revenue of $920,867 from investment banking activities. There was no comparable revenue for the six months ended August 31, 1997.

Operating expenses for the six months ended August 31, 1998 increased to $2,455,223 compared to $1,596,931 for the six months ended August 31, 1997, an increase of 54%. Brokers' commission expenses increased to $1,448,859 for the six months ended August 31, 1998 compared to $507,803 for the six months ended August 31, 1997, an increase of 185%. This increase results from commission expenses related to investment banking activities and the management
fees and commission revenue discussed above.    Salaries, benefits, and payroll
taxes increased to $338,403 for the six months ended August 31, 1998 compared to $239,602 for the six months ended August 31, 1997, an increase of 41%.
This increase reflects management's decision to increase staffing levels to establish additional revenue sources in the future. Accrued incentive compensation decreased to zero for the six months ended August 31, 1998 compared to $251,479 for the six months ended August 31, 1997, a decrease of 100%. Incentive compensation was not accrued because of the year-to-date loss. Professional fees increased to $216,709 for the six months ended August 31, 1998 compared to $161,106 for the six months ended August 31, 1997, an increase of 35%. This increase relates to services provided to The Banc Stock Group Fund, a mutual fund investing in community bank stocks, which is sponsored by a subsidiary of the company. The Fund was launched August 1, 1997. Interest expense decreased to $32,795 for the six months ended August 31, 1998 compared to $40,180 for the six months ended August 31, 1997, a decrease of 18%. This decrease results from a reduction of margin positions with broker-dealers. General and administrative expenses increased to $418,457 for the six months ended August 31, 1998 compared to $396,761 for the six months ended August 31, 1997, an increase of 5%.

The Banc Stock Exchange of America, Inc. (BSA) is establishing an electronic bank stock information service. BSA is separately owned but under common management with the Company. The Company currently holds 16% of the outstanding common stock of BSA. The Company's investment in BSA is accounted for on the equity method. Equity in BSA's earnings was a loss of $109,000 for the six months ended August 31, 1998 compared to earnings of $36,850 for the six months ended August 31, 1997. BSA's loss is attributable to the correction in market values which started late in the first fiscal quarter and continued throughout the second fiscal quarter, with major corrections at the end of August 1998. These corrections affected equity markets around the world and specifically affected the market value of BSA's portfolio of community bank stocks.

Quarter Ended August 31, 1998, Compared to the Quarter Ended
August 31, 1997

Revenues for the quarter ended August 31, 1998 decreased to negative revenues of $892,423 compared to positive revenues of $2,129,623 for the quarter ended August 31, 1997, a decrease of 142%. This decrease results from decreases in revenue from trading profits.

Trading losses were $2,396,244 for the quarter ended August 31, 1998 compared to trading profits of $1,456,648 for the quarter ended August 31, 1997, a decrease of 265%. This represents an annual rate of return on the average portfolio of negative 67% for the quarter ended August 31, 1998 compared to positive 55% for the quarter ended August 31, 1997 due primarily to the correction in market values which occurred throughout the second fiscal quarter, with major corrections at the end of August 1998. These corrections affected equity markets around the world. While management of the Company believes that its investment strategies remain sound, the Company's trading portfolios are subject to fluctuations based on world wide equity markets, and specifically, to volatility in the banking sector. Management is unable to predict how future fluctuations will impact the performance of its trading portfolios.

The Company generated management fees and commission revenue of $974,124 for the quarter ended August 31, 1998 compared to $618,218 for the quarter ended August 31, 1997, an increase of 58%. The increase is primarily attributable to management fees generated by Banc Stock Financial Services, Inc. (BSFS), the Company's NASD broker-dealer subsidiary. BSFS is also a registered investment adviser offering advisory accounts to qualified investors. BSFS derives a significant portion of its revenues from providing private portfolio management and brokerage services. BSFS has continued to make a concerted effort to increase its level of business activity, especially portfolio management services.

On March 11, 1998, the Company formed a specialized investment banking division dedicated to the expansion of independent community banks. During the quarter ended August 31, 1998, the Company generated revenue of $472,413 from investment banking activities. There was no comparable revenue for the quarter ended August 31, 1997.

Operating expenses for the quarter ended August 31, 1998 increased to $1,022,831 compared to $994,251 for the quarter ended August 31, 1997, an increase of 3%. Brokers' commission expenses increased to $689,146 for the quarter ended August 31, 1998 compared to $314,572 for the quarter ended August 31, 1997, an increase of 119%. This increase results from commission expenses related to investment banking activities and the management fees and commission revenue discussed above. Salaries, benefits, and payroll taxes increased to $178,146 for the quarter ended August 31, 1998 compared to $120,883 for the quarter ended August 31, 1997, an increase of 47%. This increase reflects management's decision to increase staffing levels to establish additional revenue sources in the future. Accrued incentive compensation was a negative adjustment of $174,000 for the quarter ended August 31, 1998 compared to $246,629 for the quarter ended August 31, 1997, a decrease of 171%. The incentive compensation accrual was reversed because of the year-to-date loss. Professional fees increased to $106,128 for the quarter ended August 31, 1998 compared to $54,260 for the quarter ended
August 31, 1997, an increase of 96%. This increase relates primarily to services provided to The Banc Stock Group Fund, a mutual fund investing in community bank stocks, which is sponsored by a subsidiary of the Company.
The Fund was launched August 1, 1997. Interest expense decreased to $17,307 for the quarter ended August 31, 1998 compared to $19,375 for the quarter ended August 31, 1997, a decrease of 11%. This decrease results from a reduction of margin positions with broker-dealers. General and administrative expenses decreased to $206,104 for the quarter ended August 31, 1998 compared to $238,532 for the quarter ended August 31, 1997, a decrease of 14%. This decrease is primarily the result of marketing costs incurred in 1997 to launch The Banc Stock Group Fund.

The Banc Stock Exchange of America, Inc. (BSA) is establishing an electronic bank stock information exchange. BSA is separately owned but under common management with the Company. The Company currently holds 16% of the outstanding common stock of BSA. The Company's investment in BSA is
accounted for on the equity method.   Equity in BSA's earnings was a loss of
$136,740 for the quarter ended August 31, 1998 compared to earnings of $25,770 for the quarter ended August 31, 1997. BSA's loss is attributable to the correction in market values which occurred throughout the second fiscal quarter, with major corrections at the end of August 1998. These corrections affected equity markets around the world and specifically affected the market value of BSA's portfolio of community bank stocks.

Liquidity and Capital Resources

Approximately 2% of the value of the Company's trading portfolio is comprised of small bank stocks which are thinly traded and there can be no assurance that active markets will develop. The failure of such markets to develop could negatively affect the Company's operations and financial condition. Approximately 98% of the Company's trading portfolio is readily marketable, providing a high degree of liquidity. Investments in bank securities traded on national securities markets and securities not traded on national securities markets, but with readily ascertainable market values are valued at market value. Other bank securities for which market quotations are not readily available, due to infrequency of transactions, are valued at fair value as determined in good faith by management of the Company. While management employs objective criteria to ascertain these values, there is no independent benchmark by which the values assigned by management can be judged.

As of August 31, 1998, and 1997, the Company had working capital of approximately $12,000,000. Working capital includes cash, securities owned and accounts and notes receivable, net of all liabilities. The Company has no long term debt.

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

At August 31, 1998, the Company had no short security positions. Short security positions do not expose the Company to credit risk since the counterparty is not obligated to perform.

At August 31, 1998, the Company had not written any option contracts. Short option positions do not expose the Company to credit risk since the counterparty is not obligated to perform.

The Company did not own any options as of August 31, 1998. The Company did not experience any credit losses due to the failure of any counterparties to perform during the quarter ended August 31, 1998. Senior management of the Company is responsible for reviewing trading positions, exposures, profits and losses, trading strategies and hedging strategies on a daily basis.

The Company's most significant industry concentration, which arises within its normal course of business activities, is with financial institutions for bank securities transactions.

The net cash balance decreased $394,448 during the six months ended August 31, 1998. Net cash used in operating activities was $465,922. The primary use of this cash flow was to acquire securities in the trading portfolio offset by the result of unrealized losses which are included in the net loss but do not use cash.

Investing activities used $15,849 of cash during the six months ended August 31, 1998, with the primary use being the purchase of computer equipment.

Financing activities provided $87,323 of cash during the six months ended August 31, 1998, primarily from the exercise of stock options.

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

Impact of Inflation and Other Factors

The Company's operations have not been significantly affected by inflation. The Company's trading portfolios of equity securities, primarily in the community banking sector, are carried at current market values. Therefore, the Company's profitability is affected by general economic and market conditions, including volatility in the banking sector, the volume of securities trading and fluctuations in interest rates.

The Company's business is also subject to government regulation and changes in legal, accounting, tax and other compliance requirements. Changes in these regulations may have a significant effect on the Company's operations.

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

Management has initiated a program to evaluate continuity of the Company's information systems and application software for the year 2000. Critical application software utilized by the Company is furnished primarily by third-party vendors. Management is working with these vendors to evaluate these systems. No significant incremental costs are expected to be incurred in connection with this process. Additionally, management is involved in a program to evaluate personal computer applications for year 2000 compliance. The cost of this program is not expected to be material and will utilize existing information technology resources. If critical information systems fail to distinguish the year 2000 from 1900, the Company's normal operations could be disrupted. The Company is continuing to develop contingency plans in an attempt to reduce the impact of any disruptions. However, such disruptions could materially and adversely affect the Company's financial results. Management believes its year 2000 compliance program and related contingency plans will provide reasonable, but not absolute, assurance that information systems will function adequately in the year 2000.

           THE BANC STOCK GROUP, INC. AND SUBSIDIARIES
                             PART II
                        OTHER INFORMATION

Item 1.  Legal Proceedings -                      None

Item 2.  Changes in Securities -                  None

Item 3.  Defaults Upon Senior Securities -        None

Item 4.  Submission of Matters to a Vote of
        Security Holders -

The Annual Meeting of Shareholders was held August 6, 1998.  The
Shareholders voted on the following issues:

     a. Election of Directors. The following individuals were elected to serve on the board until the Annual Meeting of Shareholders in 2001:


     Name of Director              Votes for           Votes withheld
     L. Jean Thiergartner          7,685,169           7,640
     John Rettig                   7,685,169           7,640

     b. The selection of PricewaterhouseCoopers LLP to serve as independent auditors. This issue was approved with 7,682,350 votes for and 9,520 votes withheld.

     c. The Company's 1993 non-qualified and incentive stock option plan was amended to increase the total number of shares subject to the Plan from 1,000,000 to 2,500,000. The amendment was approved with 4,972,589 votes in favor, and 85,691 votes withheld.


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

                   THE BANC STOCK GROUP, INC.
                             (Registrant)


Date October 14, 1998                   /S/ Michael E.Guirlinger
                                        Michael E. Guirlinger
                                        President, Treasurer and Chief
                                        Executive Officer




Date October 14, 1998                   /S/ Jeffrey C.Barton
                                        Jeffrey C. Barton
                                        Vice President and
                                        Chief Financial Officer

                     Financial Data Schedule