Form 10QSB
period 1998-11-30
BANC STOCK GROUP INC
filed 1999-01-13
CIK 909108

U.S. Securities and Exchange Commission
                      Washington D.C. 20549

                           Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
  For the quarterly period ended         November 30, 1998

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

  State the number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 1998:
     CLASS                              NUMBER OF SHARES
Class A shares, No Par Value                8,209,417
Class C shares, No Par Value                  240,000

     TRADITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE)

     Yes     X                               No

          THE BANC STOCK GROUP, INC. AND SUBSIDIARIES

                              INDEX
                                             PAGE

Part I Financial Information:

     Item 1.  Consolidated Financial Statements          3-7

     Notes to Consolidated Financial Statements          8-17

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                 18-24

Part II Other Information:

     Item  1 through Item 6                              25

Signatures                                               26

           THE BANC STOCK GROUP, INC. AND SUBSIDIARIES
                              PART I
                      FINANCIAL INFORMATION

ITEM 1.   Financial Statements

The accompanying consolidated financial statements of The Banc Stock Group, Inc. are unaudited but, in the opinion of management, reflect all adjustments (which include only normal recurring accruals) necessary to present fairly such information for the periods and at the dates indicated and to make the consolidated financial statements not misleading. The results of operations for the period ended November 30, 1998 may not be indicative of the results of operations for the year ending February 28, 1999. Since the accompanying consolidated financial statements have been prepared in accordance with Item 310 of Regulation S-B, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Annual Report.

THE BANC STOCK GROUP, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
AS OF NOVEMBER  30, 1998
(UNAUDITED)

ASSETS
Cash                                                        $    473,811
Trading portfolio:
  Marketable equity securities, at market value               12,363,314
  Not readily marketable equity securities, at estimated fair    270,399
Mortgage participation notes, at market value                    185,000
Accounts receivable:
  Affiliates                                                     104,987
  Clients                                                         45,535
  Clearing organization and other                                316,638
Notes and interest receivable                                     14,407
Equity investment in Banc Stock Exchange of America              489,640
Property and equipment, net of accumulated
   depreciation of $144,521                                      206,430
Goodwill, net of accumulated amortization of $254,990            374,977
Deposits and other                                               201,883

    Total assets                                            $ 15,047,021

LIABILITIES

Margin accounts payable to broker-dealers                   $    936,897
Unearned commisions                                              152,000
Accounts payable to broker-dealers and other                       7,331
Accrued expenses                                                 401,272
Deferred taxes                                                 1,100,000

    Total liabilities                                          2,597,500

SHAREHOLDERS' EQUITY

Preference stock, 50,000,000 shares authorized,                    -
    none issued or outstanding
Common stock:
  Class A, no par value, 149,640,000 shares
    authorized, 8,392,462 shares issued
    and 8,089,417 shares outstanding                           9,188,293
  Class C, no par value, 360,000 shares
    authorized, issued and outstanding                             -
  Treasury stock, at cost
    (303,045 Class A shares)                                    (385,403)
Retained earnings                                              3,646,631

    Total shareholders' equity                                12,449,521

    Total liabilities and shareholders' equity              $ 15,047,021


The accompanying notes are an integral part of these consolidated financial statements.

THE BANC STOCK GROUP, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS of OPERATIONS
(UNAUDITED)

                                      9 Months Ended             3 Months Ended
                                     NOV 1998    NOV 1997 NOV 1998  NOV 1997
REVENUES:
  Trading profits (losses)         $(1,036,735)$4,100,224 $(26,765)$1,808,250
  Management fees and commissions    2,700,575  1,645,918  722,346    757,522
  Investment banking                   949,982        -     29,115        -
  Dividends                            134,294    129,440   40,137     43,995
  Interest & other                      29,806     30,923   11,663     14,198

     Total revenues                  2,777,922  5,906,505  776,496  2,623,965

EXPENSES:
  Brokers' commission                1,680,694    892,919  231,835    385,116
  Salaries, benefits and payroll taxes 460,281    386,098  147,767    146,496
  Accrued incentive compensation           -      450,777      -      199,298
  Professional fees                    323,568    265,274  106,859    104,168
  Interest                              48,650     65,649   15,855     25,469
  General and administrative           713,667    516,664  269,321    119,903

     Total expenses                  3,226,860  2,577,381  771,637    980,450

INCOME (LOSS) BEFORE TAXES            (448,938) 3,329,124    4,859  1,643,515

INCOME TAX PROVISION (CREDIT)          (35,000)   900,000   65,000    600,000

INCOME (LOSS) BEFORE EQUITY IN NET
  EARNINGS OF AFFILIATED COMPANY      (413,938) 2,429,124  (60,141) 1,043,515

Equity in net earnings (losses) of     (89,350)    78,310   19,650     41,460
  Banc Stock Exchange of America

NET INCOME (LOSS)                   $ (503,288)$2,507,434 $(40,491)$1,084,975


  BASIC EARNINGS (LOSS) PER SHARE   $    (0.06)$     0.30 $   0.00 $     0.13

  DILUTED EARNINGS (LOSS) PER SHARE $    (0.06)$     0.28 $   0.00 $     0.12

The accompanying notes are an integral part of these consolidated financial statements.

   THE BANC STOCK GROUP, INC. and SUBSIDIARIES
   CONSOLIDATED STATEMENTS of CHANGES in SHAREHOLDERS' EQUITY
   FOR THE NINE MONTHS ENDED NOVEMBER 30, 1998
          (UNAUDITED)

                                           Treasury    Retained
                      Class A   Class C      Stock     Earnings     Total
Balance 2/28/98     $9,120,368     -       ($385,403) $4,149,919  $12,884,884

Exercise of stock
   options              67,925     -            -           -          67,925

Net income (loss)         -        -            -       (503,288)    (503,288)

Balance 11/30/98    $9,188,293     -       ($385,403) $3,646,631  $12,449,521

   The accompanying notes are an integral part of these consolidated financial statements.

THE BANC STOCK GROUP, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS of CASH FLOWS
FOR THE NINE MONTHS ENDED NOVEMBER 30, 1998 and 1997
(UNAUDITED)

                                                           1998        1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                 $   (503,288)$  2,507,434
   Adjustments to reconcile net (loss) income
     to net cash (used in) provided by operating activities:
     Depreciation and amortization                         69,225       59,323
     Deferred taxes                                      (150,000)     800,000
     Equity in undistributed earnings (losses) of Banc     89,350      (78,310)
       Stock Exchange of America
     Unrealized loss (gain)                             2,185,284   (1,990,452)
     (Increase) decrease in certain assets-
       Trading profits, net                            (1,279,941)  (1,117,353)
       Mortgage participation notes                       (85,000)       -
       Accounts receivable clients                        (45,535)       -
       Other accounts receivable                         (214,885)      (6,458)
       Other assets                                        20,387     (127,380)
     Increase (decrease) in certain liabilities-
       Margin accounts payable to broker-dealers          669,990      303,510
       Unearned commissions                               (25,300)     132,500
       Accounts payable to broker-dealers and other       (52,369)      53,633
       Accrued expenses and other                        (723,941)     288,474
         Net cash (used in) provided by operating
            activities                                    (46,023)     824,921

CASH FLOWS FROM INVESTING ACTIVITIES:
   Collections of notes receivable                          2,200       21,280
   Issuance of notes receivable                           (11,379)     (52,185)
   Collection of dividends receivable                      25,000         -
   Purchase of property and equipment                     (66,286)    (147,533)
   Sale of property                                         8,827        4,930
         Net cash used in investing activities            (41,638)    (173,508)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Exercise of stock options                               67,925         -
   Advances from affiliates                                83,540      142,324
   Advances to affiliates                                 (61,749)    (472,766)
         Net cash provided by (used in) financing
            activities                                     89,716     (330,442)

NET INCREASE IN CASH                                        2,055      320,971

CASH, BEGINNING OF PERIOD                                 471,756      160,426

CASH, END OF PERIOD                                  $    473,811 $    481,397


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                          1998         1997
   Cash paid during the period for:
     Interest                                        $     48,650 $     65,649
     Taxes                                                 50,000       30,539

The accompanying notes are an integral part of these consolidated financial statements.

                   THE BANC STOCK GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       NOVEMBER 30, 1998

(1)  ORGANIZATION AND NATURE OF BUSINESS

The Banc Stock Group, Inc. (the Company) is a Florida corporation incorporated in April, 1990. The Company has three wholly-owned subsidiary operating companies.

Banc Stock Financial Services, Inc. (BSFS), an Ohio corporation, is an NASD registered broker-dealer specializing in the trading of bank stocks nationwide. BSFS is registered with the Securities and Exchange Commission and the securities commissions of thirty states, including Ohio. BSFS trades securities on a fully-disclosed basis and clears customer transactions through an unaffiliated broker-dealer which also maintains the customer accounts. BSFS is also a registered investment adviser offering
advisory accounts to qualified investors.   BSFS derives a
significant portion of its revenues from providing private portfolio management and brokerage services.

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

Earnings Per Share

Basic and diluted earnings per common share are computed in accordance with Statement of Financial Accounting Standards No.
128, "Earnings per Share." A reconciliation of the numerators and denominators used in these calculations is shown below:

                              For the Nine Months Ended November 30, 1998

                                   Net Loss        Shares          Per-Share
                                  (Numerator)   (Denominator)        Amount
 Basic Earnings (Loss)            ($503,288)      8,433,052          ($ .06)

 Diluted Earnings (Loss)          ($503,288)      8,433,052          ($ .06)

Stock options and warrants have not been included in the denominator of the diluted per-share computation because the effect of their inclusion would be antidilutive.

                                 For the Quarter Ended November 30, 1998

                                    Net Loss        Shares          Per-Share
                                   (Numerator)   (Denominator)        Amount
 Basic Earnings (Loss)              ($40,491)      8,449,417          ($ .00)

 Diluted Earnings (Loss)            ($40,491)      8,449,417          ($ .00)

Stock options and warrants have not been included in the denominator of the diluted per-share computation because the effect of their inclusion would be antidilutive.

                                  For the Nine Months Ended November 30, 1997

                                      Income         Shares         Per-Share
                                    (Numerator)   (Denominator)       Amount
 Basic Earnings                     $2,507,434      8,411,717          $ .30
 Effect of Dilutive Securities:
          Assumed exercise of:
               Stock Options                          336,816           (.02)
               Warrants                                81,528           (.00)
 Diluted Earnings                   $2,507,434      8,830,061          $ .28

                                      For the Quarter Ended August 31, 1997

                                      Income         Shares          Per-Share
                                    (Numerator)   (Denominator)       Amount
 Basic Earnings                    $ 1,084,975      8,411,717          $ .13
     Effect of Dilutive Securities:
          Assumed exercise of:
               Stock Options                          496,010           (.01)
               Warrants                               118,131           (.00)
     Diluted Earnings              $ 1,084,975      9,025,858          $ .12

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

(4) TRADING PORTFOLIO

Marketable equity securities at November 30, 1998 consist of bank stocks at market value, as follows:

       Traded on national securities markets                 $8,167,486
       Not traded on national securities
         markets, but with readily ascertainable
         market value                                         4,195,828
               Total marketable equity securities           $12,363,314

As of November 30, 1998, the Company had no single investment representing more than 10% of its marketable equity securities.

Securities not readily marketable include securities for which there is no market on a securities exchange and no independent publicly quoted market. These securities at November 30, 1998 were $270,399 at fair value with a cost of $221,105.

(5)  MARGIN ACCOUNTS PAYABLE TO BROKER-DEALERS

The Company maintains margin account balances due to unaffiliated broker-dealers bearing interest at variable rates which averaged 7.3% at November 30, 1998. These margin accounts are secured by the respective securities held by broker-dealers. The market value of the securities held by broker-dealers with margin account balances was approximately $8,600,000 at November 30, 1998.

(6)  RELATED PARTY TRANSACTIONS

Securities Transactions

The Company purchases from and sells securities to BSA at the prevailing market price at the time of the transaction. However, during the periods ended November 30, 1998 and 1997 no purchases were made from, nor sales made to, BSA.

Operating Expenses

The Company and BSA are under common management. Certain expenses are paid by the Company and allocated to BSA based upon predetermined percentages as approved by the officers of the Companies. Operating expenses in the allocation are primarily salaries and benefits. Total expenses allocated to BSA were $149,315 and $111,402 for the nine months ended November 30, 1998 and 1997, respectively.

(7)  INCOME TAXES

The Company files a consolidated Federal income tax return. It is the policy of the Parent to allocate the consolidated tax provision to subsidiaries as if each subsidiary's tax liability or benefit were determined on a separate company basis. As part of the consolidated group, subsidiaries transfer to the Parent their current Federal tax liability or assets.

The provision for income taxes for the nine months ended November
30, 1998 is composed of the following:

Current income taxes                                $ 115,000
Deferred income taxes                                (150,000)
Provision for income taxes                         ($  35,000)

Deferred tax assets and liabilities consist of the following at November 30, 1998:

Deferred tax liabilities on unrealized gains
    on securities owned                           $(1,100,000)

(8)  OPERATING LEASES

The Company leases certain facilities, a vehicle and office
equipment under operating leases.  Total lease expenses were approximately $103,000 in the fiscal year ended February 28, 1998. The future minimum lease payments under existing leases are as follows:
                                     Amount
                    1999            $150,200
                    2000             153,600
                    2001             132,700
                    2002             122,800
                    2003              51,100
                                    $610,400

(9) EMPLOYEE INCENTIVE PLANS

Incentive Compensation Plan

All full-time executive employees of the Company are eligible to participate in the Banc Stock Group Incentive Compensation Plan. The Plan provides that a bonus fund will be established in an amount equal to 20% of the pre-tax realized profits of the Company in excess of a 15% pre-tax return on equity. The amount of the bonus fund is calculated each fiscal quarter on a cumulative basis. The allocation of the bonus fund is to be made by the President of the Company. The Company incurred an expense of $600,000 under the Plan for the year ended February 28, 1998. No expense has been provided for the nine months ended November 30, 1998.

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
                                               Nine Months Ended
                                        November 30, 1998   November 30, 1997

Net income (loss)        As reported       ($  503,288)            $2,507,434
                         Pro forma         ($3,018,479)            $2,073,074

Basic earnings per share
                         As reported         ($ 0.06)              $ 0.30
                         Pro forma           ($ 0.36)              $ 0.25

Diluted earnings per share
                         As reported         ($ 0.06)              $ 0.28
                         Pro forma           ($ 0.36)              $ 0.23

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

A summary of the status of the Company's stock option and warrants plans as of November 30, 1998 and changes during the nine months then ended, is presented below:

                                   Options                Warrants
                                        Exercise                   Exercise
                              Shares    Price        Shares        Price

Outstanding March 1,  1998    721,500   $ 2.782      170,000       $ 2.588
Granted                       261,510   $14.774       70,000       $14.750
Exercised                     (30,200)  $ 2.249
Forfeited                        (800)  $ 2.125
Outstanding November 30, 1998 952,010   $ 6.094      240,000       $ 6.135


Exercisable November 30, 1998 621,805   $ 5.343      240,000       $ 6.135

Weighted-average fair value
   of options and warrants
   granted during the nine months,
   computed in accordance
   with FAS 123                          $10.383                   $10.363

The following table summarizes information about fixed stock options and warrants outstanding at November 30, 1998:

                                   Options        Warrants
Number outstanding                 952,010        240,000
Weighted-average remaining
   contractual life in years             7.881          7.980
Weighted-average exercise price         $6.094         $6.135
Number exercisable                 621,805        240,000

(10)  REGULATORY REQUIREMENTS

BSFS is subject to the uniform net capital rule of the Securities and Exchange Commission (Rule 15c3-1), which requires that the ratio of "aggregate indebtedness" to "net capital" not exceed 15 to 1 (as those terms are defined by the Rule). BSFS had net capital of $1,299,060 as of November 30, 1998, which was in excess of its required minimum net capital of $100,000. The ratio of aggregate indebtedness to net capital was .8 to 1 as of November 30, 1998. BSFS is also subject to regulations of the District of Columbia and thirty states in which it is registered as a licensed broker-dealer.

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

In the normal course of business, the Company periodically sells securities not yet purchased (short sales) for its own account and writes options. The establishment of short positions and option contracts expose the Company to off-balance sheet market risks in the event prices change, as the Company may be obligated to cover such positions at a loss. At November 30, 1998, the Company had no short security positions, the Company had not written any option contracts and did not own any options. The Company did not experience any credit losses due to the failure of any counterparties to perform during the nine months ended November 30, 1998. Senior management of the Company is responsible for reviewing trading positions, exposures, profits and losses, trading strategies and hedging strategies on a daily basis.

The Company's significant industry concentration, which arises within its normal course of business activities, is with financial institutions for bank securities transactions.

ITEM 2:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Nine Months Ended November 30, 1998, Compared to the Nine Months
Ended November 30, 1997

Revenues for the nine months ended November 30, 1998 decreased to $2,777,922 compared to $5,906,505 for the nine months ended
November 30, 1997, a decrease of 53%. This decrease results from decreases in trading profits.

Trading losses were $1,036,735 for the nine months ended November 30, 1998 compared to trading profits of $4,100,224 for the nine months ended November 30, 1997, a decrease of 125%. This represents an annual rate of return on the average portfolio of negative 10% for the nine months ended November 30, 1998 compared to positive 51% for the nine months ended November 30, 1997. This trading loss is a direct result of the depressed market values in the small-capitalization banking sector which started late in the first fiscal quarter and continued throughout the third fiscal quarter, with major corrections at the end of August 1998. While management of the Company believes that its investment strategies remain sound, the Company's trading portfolios are subject to fluctuations based on world wide equity markets, and specifically, to volatility in the banking sector. Management is unable to predict how future fluctuations will impact the performance of its trading portfolios.

Banc Stock Financial Services, Inc. (BSFS), the Company's NASD broker-dealer subsidiary, generated management fees and commission revenue of $2,700,575 for the nine months ended November 30, 1998 compared to $1,645,918 for the nine months ended November 30, 1997, an increase of 64%. BSFS continues to make a concerted effort to increase its level of business activity, especially portfolio management services.

On March 11, 1998, the Company formed a specialized investment banking division dedicated to the expansion of independent community banks. During the nine months ended November 30, 1998, the Company generated revenue of $949,982 from investment banking activities. There was no comparable revenue for the nine months ended November 30, 1997. The Company expects to expand investment banking services as it continues to establish a national reputation for raising capital for community banks. This division anticipates completing two additional initial public offering underwritings before the fiscal year-end.

Operating expenses for the nine months ended November 30, 1998 increased to $3,226,860 compared to $2,577,381 for the nine months ended November 30, 1997, an increase of 25%. Brokers' commission expenses increased to $1,680,694 for the nine months ended November 30, 1998 compared to $892,919 for the nine months ended November 30, 1997, an increase of 88%. This increase results from commission expenses related to investment banking activities and the management fees and commission revenue discussed above. Salaries, benefits, and payroll taxes increased to $460,281 for the nine months ended November 30, 1998 compared to $386,098 for the nine months ended November 30, 1997, an increase of 19%. This increase reflects management's decision to increase staffing levels to establish additional revenue sources in the future. Accrued incentive compensation decreased to zero for the nine months ended November 30, 1998 compared to $450,777 for the nine months ended November 30, 1997. Incentive compensation was not accrued because of the year-to-date loss. Professional fees increased to $323,568 for the nine months ended November 30, 1998 compared to $265,274 for the nine months ended November 30, 1997, an increase of 22%. This increase relates to services provided to The Banc Stock Group Fund, a mutual fund investing in community bank stocks, which is sponsored by a subsidiary of the Company. The Fund was launched August 1, 1997. Interest expense decreased to $48,650 for the nine months ended November 30, 1998 compared to $65,649 for the nine months ended November 30, 1997, a decrease of 26%. This decrease results from a reduction of margin positions with broker-dealers. General and administrative expenses increased to $713,667 for the nine months ended November 30, 1998 compared to $516,664 for the nine months ended November 30, 1997, an increase of 38%. This increase relates to promotional activities for the Banc Stock Group Fund.

The Banc Stock Exchange of America, Inc. (BSA) is establishing an electronic bank stock information service. BSA is separately owned but under common management with the Company. The Company currently holds 16% of the outstanding common stock of BSA. The Company's investment in BSA is accounted for on the equity method. Equity in BSA's earnings was a loss of $89,350 for the nine months ended November 30, 1998 compared to earnings of $78,310 for the nine months ended November 30, 1997. BSA's loss is attributable to the depressed market values in the small-capitalization banking sector which started late in the first fiscal quarter and continued throughout the third fiscal quarter, with major corrections at the end of August 1998. These conditions affected the market value of BSA's portfolio of community bank stocks.

Quarter Ended November 30, 1998, Compared to the Quarter Ended
November 30, 1997

Revenues for the quarter ended November 30, 1998 decreased to $776,496 compared to $2,623,965 for the quarter ended November 30, 1997, a decrease of 70%. This decrease results from decreases in revenue from trading profits.

Trading losses were $26,765 for the quarter ended November 30, 1998 compared to trading profits of $1,808,250 for the quarter ended November 30, 1997, a decrease of 101%. This represents an annual rate of return on the average portfolio of negative 1% for the quarter ended November 30, 1998 compared to positive 62% for the quarter ended November 30, 1997 due primarily to the depressed market values in the small-capitalization banking sector which continued throughout the third fiscal quarter. While management of the Company believes that its investment strategies remain sound, the Company's trading portfolios are subject to fluctuations based on world wide equity markets, and specifically, to volatility in the banking sector. Management is unable to predict how future fluctuations will impact the performance of its trading portfolios.

The Company generated management fees and commission revenue of $722,346 for the quarter ended November 30, 1998 compared to $757,522 for the quarter ended November 30, 1997, a decrease of 5%. The decrease is primarily attributable to a decrease in management fees generated by Banc Stock Financial Services, Inc. (BSFS), the Company's NASD broker-dealer subsidiary. BSFS is also a registered investment adviser offering advisory accounts to qualified investors. BSFS derives a significant portion of its revenues from providing private portfolio management and brokerage services.

On March 11, 1998, the Company formed a specialized investment banking division dedicated to the expansion of independent community banks. During the quarter ended November 30, 1998, the Company generated revenue of $29,115 from investment banking activities. There was no comparable revenue for the quarter ended November 30, 1997. The Company expects to expand investment banking services as it continues to establish a national reputation for raising capital for community banks. This division anticipates completing two additional initial public offering underwritings next quarter.

Operating expenses for the quarter ended November 30, 1998 decreased to $771,637 compared to $980,450 for the quarter ended November 30, 1997, a decrease of 21%. Brokers' commission expenses decreased to $231,835 for the quarter ended November 30, 1998 compared to $385,116 for the quarter ended November 30, 1997, a decrease of 40%. This decrease results from the absence of incentives for portfolio performance. Salaries, benefits, and payroll taxes increased to $147,767 for the quarter ended November 30, 1998 compared to $146,496 for the quarter ended November 30, 1997, an increase of 1%. Accrued incentive compensation was zero for the quarter ended November 30, 1998 compared to $199,298 for the quarter ended November 30, 1997. There was no incentive compensation accrual because of the year-to-date loss.
Professional fees increased to $106,859 for the quarter ended November 30, 1998 compared to $104,168 for the quarter ended November 30, 1997, an increase of 3%. Interest expense decreased to $15,855 for the quarter ended November 30, 1998 compared to $25,469 for the quarter ended November 30, 1997, a decrease of 38%. This decrease results from a reduction of margin positions with broker-dealers. General and administrative expenses increased to $269,321 for the quarter ended November 30, 1998 compared to $119,903 for the quarter ended November 30, 1997, an increase of 125%. This increase is primarily the result of holding a shareholder convention in the third quarter this year compared to the fourth quarter last year and promotional costs incurred to support The Banc Stock Group Fund and the Company's internet sites.

The Banc Stock Exchange of America, Inc. (BSA) is establishing an electronic bank stock information exchange. BSA is separately owned but under common management with the Company. The Company currently holds 16% of the outstanding common stock of BSA. The Company's investment in BSA is accounted for on the equity method.
 Equity in BSA's earnings was $19,650 for the quarter ended
November 30, 1998 compared to earnings of $41,460 for the quarter ended November 30, 1997. The decrease in BSA's earnings is attributable to the depressed market values in the small-capitalization banking sector which continued throughout the third fiscal quarter. These conditions affected the market value of BSA's portfolio of community bank stocks.

Liquidity and Capital Resources

Approximately 35% of the value of the Company's trading portfolio is comprised of small bank stocks which are thinly traded and there can be no assurance that active markets will develop. The failure of such markets to develop could negatively affect the Company's operations and financial condition. Approximately 65% of the Company's trading portfolio is readily marketable, providing a high degree of liquidity. Investments in bank securities traded on national securities markets and securities not traded on national securities markets, but with readily ascertainable market values are valued at market value. Other bank securities for which market quotations are not readily available, due to infrequency of transactions, are valued at fair value as determined in good faith by management of the Company. While management employs objective criteria to ascertain these values, there is no independent benchmark by which the values assigned by management can be judged.

As of November 30, 1998, and 1997, the Company had working capital of approximately $12,000,000. Working capital includes cash, securities owned and accounts and notes receivable, net of all liabilities, except deferred taxes. The Company has no long term debt.

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

At November 30, 1998, the Company had no short security positions. Short security positions do not expose the Company to credit risk since the counterparty is not obligated to perform.

At November 30, 1998, the Company had not written any option contracts. Short option positions do not expose the Company to credit risk since the counterparty is not obligated to perform.

The Company did not own any options as of November 30, 1998. The Company did not experience any credit losses due to the failure of any counterparties to perform during the quarter ended November 30, 1998. Senior management of the Company is responsible for reviewing trading positions, exposures, profits and losses, trading strategies and hedging strategies on a daily basis.

The Company's most significant industry concentration, which arises within its normal course of business activities, is with financial institutions for bank securities transactions.

The net cash balance increased $2,055 during the nine months ended November 30, 1998. Net cash used in operating activities was $46,023. The primary use of this cash flow was to acquire securities in the trading portfolio offset by the result of unrealized losses which are included in the net loss but do not use cash, in addition to the payment of previously accrued expenses.

Investing activities used $41,638 of cash during the nine months ended November 30, 1998, with the primary use being the purchase of computer equipment.

Financing activities provided $89,716 of cash during the nine months ended November 30, 1998, primarily from the exercise of stock options.

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

                   THE BANC STOCK GROUP, INC.
                         (Registrant)


Date January 13, 1999                   /S/ Michael E. Guirlinger
                                        Michael E. Guirlinger
                                        President, Treasurer and
                                        Chief Executive Officer




Date January 13, 1999                   /S/ Jeffrey C. Barton
                                        Jeffrey C. Barton
                                        Vice President and
                                        Chief Financial Officer

                     Financial Data Schedule