Form 10KSB
period 1999-02-28
BANC STOCK GROUP INC
filed 1999-05-04
CIK 909108

U.S. Securities and Exchange Commission
                     Washington, D.C.  20549

                            Form 10-KSB

(Mark One)

     [X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
     For the fiscal year ended    February 28, 1999


     [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
     For the transition period from              to


     Commission file number          000-24498


                   THE BANC STOCK GROUP, INC.
         (Name of small business issuer in its charter)

          Florida                                 65-0190407
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)               Identification No.)

           1105 Schrock Road, Suite 437, Columbus, Ohio 43229
          (Address of principal executive offices)    (Zip Code)
                 Issuer's telephone number    (614)848-5100

     Securities registered under Section 12(b) of the Exchange Act:

     Title of each class      Name of each exchange on which registered



     Securities registered under Section 12(g) of the Exchange Act:

                   Class A Common Stock, no par value

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [x]

State issuer's revenues for its most recent fiscal year $3,802,353

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of March 31, 1999:   8,210,417  Class A shares
          @ Bid of     $4.375  = $35,920,574
          @ Asked of   $5.000  = $41,052,085

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 1999:
          Class A Shares: 8,210,417
          Class C Shares:   240,000

                            PART I
ITEM 1:   Description of Business

General

The Banc Stock Group, Inc. (the Company), is a Florida corporation incorporated in April, 1990. The Company has three wholly-owned subsidiary operating companies.

Banc Stock Financial Services, Inc. (BSFS), an Ohio corporation, is a NASD (National Association of Securities Dealers) registered broker-dealer specializing in the trading of bank stocks nationwide. BSFS is registered with the Securities and Exchange Commission and the securities commissions of thirty states, including Ohio. BSFS trades securities on a fully-disclosed basis and clears customer transactions through an unaffiliated broker-dealer which also maintains the customer accounts. BSFS is also a registered investment adviser offering advisory accounts to qualified investors. BSFS derives a significant portion of its revenues from providing private portfolio management, brokerage and investment banking services. BSFS maintains a trading portfolio of community bank stocks to support its various activities.

Heartland Advisory Group, Inc. (HAG), is a registered investment adviser. HAG is the Investment Adviser to The Banc Stock Group
Fund, a diversified, open-end mutual fund.

Buckeye Bancstocks, Inc., is an Ohio corporation established in 1977, to act as an intrastate broker-dealer trading primarily in Ohio bank stocks. Buckeye Bancstocks maintains a trading portfolio of Ohio community bank stocks to support its activities.

The Company operates primarily as a holding company with broker/dealer operations conducted by BSFS and Buckeye Bancstocks and investment advisory services provided by HAG and BSFS. The Company serves as the Manager of Four Points Limited I, an Ohio Limited Liability Company, which invests in community bank stocks. The Company maintains a trading portfolio of community bank stocks to support the various activities of its subsidiaries. References to the Company also include references to BSFS, HAG and Buckeye Bancstocks.

Market Making and Brokerage Activities

The primary business of the Company is advisory services through its registered investment advisers and the marketing and trading of bank stocks through its brokerage subsidiaries. For the foreseeable future, the Company intends to utilize the experience of its management to recommend, acquire and market a diversified portfolio of bank stocks with small and medium market capitalization. The Company has no single investment representing more than 10% of the marketable equitable securities of the Company.

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

Trading Portfolio

Through its brokerage subsidiaries, the Company buys positions in several banks at any given time with an intent to resell such shares. Any stock bought for the trading portfolio will typically be resold, either at wholesale (to other brokers) or at retail to the Company's clients. The Company acquires securities from a variety of sources including other brokers, individuals, estates and bank trust departments. The Company maintains margin account balances due to broker/dealers. These margin accounts are secured by the respective securities held by broker/dealers.

Investment Banking

Investment banking services are provided by the Company's NASD Broker-Dealer subsidiary, Banc Stock Financial Services, Inc. We specialize in working closely with a select number of banks for new formations or re-capitalization in the $1 million to $15 million range. Investment banking services are a part of management's strategy to diversify revenue sources.

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

Companies that control banking subsidiaries must register as Bank Holding Companies, pursuant to the Bank Holding Company Act of 1956 (the "Bank Holding Company Act"). A company is considered to be in control of a bank if (a) the company directly or indirectly controls or has the power to vote 25% or more of any class of voting securities of a bank; (b) the company controls in any manner the election of a majority of directors or trustees of
a bank; or   the Federal Reserve Board determines, after notice
and opportunity for hearing, that the company directly or indirectly exercises a controlling influence over the management or policy of a bank. Companies that hold less than 5% of the stock of a bank are deemed not to be in control of such bank. Neither the Company nor any of its subsidiaries controls the election of any directors or trustees to any of the banks in which they own an interest, nor do they own in excess of 5% of the voting securities in any bank in which they make a market. Violation of the Bank Holding Company Act could subject the Company to fines and penalties. The Company will endeavor to remain outside of the purview of the Bank Holding Company Act.

Employees

The Company currently has 16 full-time employees, none of which are members of a union. The Company generally believes that its relationship with employees is good.


ITEM 2:        Description of Property

The Company leases a total of approximately 7,600 square feet of office space in an office complex from an unaffiliated third party for an aggregate current monthly rental of approximately
$9,515.

ITEM 3:        Legal Proceedings

The Company is not engaged in any material litigation.

ITEM 4:        Submission of Matters to a Vote of Security Holders

There were no matters submitted during the fourth quarter of the fiscal year to a vote of security holders.

                            PART II

ITEM 5:        Market for Common Equity and Related Stockholder Matters

Effective April 12, 1999 the Company's Class A Common Stock began trading on the NASDAQ SmallCap Market under the symbol BSGK. Prior to that date it traded in the over-the-counter market under the symbol BSGK. On March 31, 1999, a bid price of $4.375 and
asked price of $5.00 were quoted.   There are approximately nine
market makers of BSGK. These quotations reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions. In addition, due to the relatively "thin" market in the Company's Class A Common Stock, quoted prices cannot be considered indicative of any viable market for such stock. During the fiscal year ended February 28, 1999, approximately 2.5 million shares of the Company's Class A Common Stock were traded in the over-the-counter market.

Class C shares are restricted and therefore, are not traded.

As of February 28, 1999, there were approximately 1,350 holders of record of Class A shares and 35 holders of Class C shares.
Dividends have not been declared on any class of equity securities.

ITEM 6:        Management's Discussion and Analysis of Financial
               Condition and Results of Operations


Fiscal Year Ended February 28, 1999, Compared to Fiscal Year
Ended February 28, 1998

Revenues for the year ended February 28, 1999 decreased to $3,802,353 compared to $8,450,937 for the year ended February 28, 1998, a decrease of 55%. This decrease results primarily from the performance of the Company's trading portfolio of bank stocks. Trading losses were $824,710 for the year ended February 28, 1999 compared to trading profits of $5,584,373 for the year ended February 28, 1998, a decrease of 115%. This represents an annual rate of return on the average portfolio of negative 6% for the year ended February 28, 1999 compared to positive 49% for the year ended February 28, 1998. This trading loss is a direct result of the depressed market values in the small-capitalization banking sector which started late in the first fiscal quarter and continued throughout the third fiscal quarter, with major corrections at the end of August 1998. While management of the Company believes that its investment strategies remain sound, the Company's trading portfolios are subject to fluctuations based on world wide equity markets, and specifically, to volatility in the banking sector. Management is unable to predict how future fluctuations will impact the performance of its trading portfolios.

Commission revenue of $3,411,890 was generated for the year ended February 28, 1999, primarily by Banc Stock Financial Services, Inc. (BSFS), the Company's NASD broker-dealer subsidiary. This compares to $2,567,507 of commission revenue for the year ended February 28, 1998, an increase of 33%. BSFS has been increasing its level of business activity as part of an ongoing effort to diversify revenue streams, especially portfolio management services. Incentive programs have been established for brokers to increase the amount of funds under management. This has increased fee income from managed accounts which is included in commission revenue.

On March 11, 1998, the Company formed a specialized investment banking division dedicated to the expansion of independent community banks. During the year ended February 28, 1999, the Company generated revenue of $971,158 from investment banking activities. There was no comparable revenue for the year ended February 28, 1998. The Company expects to expand investment banking services as it continues to establish a national reputation for raising capital for community banks.

Operating expenses for the year ended February 28, 1999 increased to $4,229,443 compared to $3,835,346 for the year ended February
28, 1998, an increase of 10%. Brokers' commission expenses increased to $1,910,160 for the year ended February 28, 1999 compared to $1,328,904 for the year ended February 28, 1998, an increase of 44%. Brokers' commission expenses represent 56% of Commission revenue for the year ended February 28, 1999 compared to 52% for the year ended February 28, 1998. The increase in commission expenses is related to investment banking activities and the management fees and commission revenue discussed above.
Salaries, benefits, and payroll taxes increased to $678,786 for the year ended February 28, 1999 compared to $567,116 for the year ended February 28, 1998, an increase of 20%. This increase reflects management's decision to increase staffing levels to diversify revenue sources in the future. Accrued incentive compensation decreased to zero for the year ended February 28, 1999 compared to $617,566 for the year ended February 28, 1998.
Incentive compensation was not accrued because of the year-to-date loss. Professional fees increased to $468,550 for the year ended February 28, 1999 compared to $392,912 for the year ended
February 28, 1998, an increase of 19%. This increase relates to services provided to The Banc Stock Group Fund, a mutual fund investing in community bank stocks, which is sponsored by a subsidiary of the Company. The Fund was launched August 1, 1997.
Interest expense decreased to $57,135 for the year ended February
28, 1999 compared to $94,615 for the year ended February 28, 1998, a decrease of 40%. This decrease results from a reduction of margin positions with broker-dealers. General and administrative expenses increased to $1,114,812 for the year ended February 28, 1999 compared to $834,233 for the year ended
February 28, 1998, an increase of 34%. This increase relates primarily to state taxes, provided as a dealer in intangibles, and promotional activities for The Banc Stock Group Fund. For the year ended February 28, 1998, state taxes were provided for franchise tax based on income and therefore were included in income taxes rather than general and administrative expenses.

The Banc Stock Exchange of America, Inc. (BSA) is establishing an electronic bank stock information service.  In addition, BSA has received a no-action letter from the SEC allowing BSA to proceed with a computerized indication system which will allow investors and broker-dealers to indicate their interest to buy or sell securities. BSA is currently modifying this system to make it available on the internet and expects to have the system
operational by the end of the second fiscal quarter.  BSA is separately owned but under common management with the Company.
The Company currently holds 16% of the outstanding common stock of BSA.  The Company's investment in BSA is accounted for on the
equity method.   Equity in BSA's earnings was a loss of $52,070
for the year ended February 28, 1999 compared to earnings of $89,830 for the year ended February 28, 1998. BSA's loss is attributable to the depressed market values in the small-capitalization banking sector which started late in the first fiscal quarter and continued throughout the third fiscal quarter, with major corrections at the end of August 1998. These conditions affected the market value of BSA's portfolio of community bank stocks.

Liquidity and Capital Resources

Approximately 34% of the value of the Company's trading portfolio is comprised of small bank stocks which are not traded on national securities markets and there can be no assurance that more active markets will develop. The failure of such markets to develop could negatively affect the Company's operations and financial condition. Approximately 66% of the Company's trading portfolio is readily marketable, providing a reasonable degree of liquidity. Investments in bank securities traded on national securities markets and securities not traded on national securities markets, but with readily ascertainable market values are valued at market value. Other bank securities for which market quotations are not readily available, due to infrequency of transactions, are valued at fair value as determined in good faith by management of the Company. While management employs objective criteria to ascertain these values, there is no independent benchmark by which the values assigned by management can be judged.

As of February 28, 1999, the Company had working capital of approximately $12,260,000 compared to $11,490,000 as of February
28, 1998. Working capital includes cash, investments and accounts and interest receivable, net of all liabilities, except deferred taxes. The Company has no long term debt.

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

In the normal course of business, the Company periodically sells securities not yet purchased (short sales) for its own account and writes options. The establishment of short positions and option contracts expose the Company to off-balance sheet market risks in the event prices change, as the Company may be obligated to cover such positions at a loss. At February 28, 1999, the Company had no short security positions, the Company had not written any option contracts and did not own any options. The Company did not experience any credit losses due to the failure of any counterparties to perform during the year ended February 28, 1999. Senior management of the Company is responsible for reviewing trading positions, exposures, profits and losses, trading strategies and hedging strategies daily.

The Company's most significant industry concentration, which arises within its normal course of business activities, is with financial institutions for bank securities transactions.

The net cash balance decreased $139,424 during the year ended February 28, 1999. Net cash used in operating activities was $244,246. The primary use of this cash flow was for payment of accrued expenses, to pay down margin balances and trading losses.

Investing activities used $51,107 of cash during the year ended
February 28, 1999 with the primary use being the purchase of office equipment and furniture.

Financing activities provided $155,929 of cash during the year ended February 28, 1999 primarily due to advances from affiliates and the exercise of stock options.

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

The Revenue Reconciliation Act of 1993 includes Mark-to-Market Rules which essentially require dealers in securities to include unrealized gains on the trading portfolio, in taxable income for income tax purposes. The Revenue Reconciliation Act of 1993 was effective for the Company's tax year beginning March 1, 1993. In the past, because of the Company's net operating loss carry forward, the Mark-to-Market Rules did not have a significant impact on operations. However, now that the net operating loss carry forward has been utilized, these Rules could have a materially adverse impact on the Company's cash flow.

Management has initiated a program to evaluate continuity of the Company's information systems and application software for the Year 2000. Critical application software utilized by the Company is furnished primarily by third-party vendors. Management is
working with these vendors to evaluate these systems.   No
significant incremental costs are expected to be incurred in connection with this process. Additionally, management is involved in a program to evaluate personal computer applications for Year 2000 compliance. The cost of this program is not expected to be material and will utilize existing information technology resources. There may be providers of significant services on which the Company relies, such as utilities, which are unwilling or unable to provide information regarding their Year 2000 preparedness. If critical information systems fail to distinguish the year 2000 from 1900, the Company's normal operations could be disrupted. The Company is continuing to develop contingency plans in an attempt to reduce the impact of any disruptions. However, such disruptions could materially and adversely affect the Company's financial results. Management believes its Year 2000 compliance program and related contingency plans will provide reasonable, but not absolute, assurance that information systems will function adequately in the Year 2000.

The Company maintains substantial trading portfolios, primarily of community bank stocks. In addition, the Company or one of its subsidiaries, serves as investment advisor to The Banc Stock
Group Fund, a diversified, open-end mutual fund investing primarily in community bank stocks; manages discretionary investment authority over investment accounts comprised of community bank stocks for individual and institutional investors; recommends community bank stock investments to retail customers;
and manages an Ohio limited liability company investing primarily in community bank stocks. Therefore, the Year 2000 preparedness of these investee banks is important to these client investors and to the Company's trading portfolios. A critical part of the Year 2000 Compliance Program is determining the extent to which the Company or its clients are at risk because of the failure of these third-party investee community banks to address their own system requirements for the Year 2000. The Company is communicating with these third-party banks to ascertain that they are addressing Year 2000 issues and are either Year 2000 compliant or expect to be compliant on a timely basis. At present, the Company has not been advised by any third-party bank of any Year 2000 problems likely to materially interfere with the bank's operations. However, not all third-party banks have been responsive to the Company's inquiries. To the extent that third-party banks do not provide satisfactory responses and the Company is unable to satisfy itself through alternative means, the Company will evaluate whether to sell or retain the corresponding securities for portfolios under its control and recommend the same action to other clients that own the securities. These third-party banks operate in a regulatory environment. Bank regulators have generally established June 30, 1999 as a deadline for banks to have achieved Year 2000 compliance. Management believes its Year 2000 compliance program will provide reasonable, but not absolute, assurance that third-party banks with information systems unable to function adequately in the Year 2000 will be identified and removed from client and Company portfolios before the Year 2000.

Forward-looking Statements

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated operating results, prospects for new lines of business, technological developments, economic trends (including interest rates and market volatility), expected transactions and similar matters.
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements, and the purpose of this paragraph is to secure the use of the safe harbor. While the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate, and accordingly, actual results and experiences could differ materially from the anticipated results or other expectations expressed by the Company in its forward-looking statements. Factors that could cause actual results or experiences to differ from results discussed in the forward-looking statements include, but are not limited to: economic conditions; volatility and direction of interest rates or market values of trading securities; governmental legislation and regulation; and other risks identified, from time-to-time in the Company's other public documents on file with the SEC.

ITEM 7:        Financial Statements

                   THE BANC STOCK GROUP, INC.

                CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE YEARS ENDED FEBRUARY 28, 1999 AND 1998

              TOGETHER WITH REPORT OF INDEPENDENT ACCOUNTANTS


                     REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of Directors of The Banc Stock Group, Inc.

In our opinion, the accompanying consolidated statement of financial condition, the related consolidated statements of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of The Banc Stock Group, Inc. and Subsidiaries at February 28, 1999 and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/PricewaterhouseCoopers LLP

April 21, 1999
Columbus, Ohio



THE BANC STOCK GROUP, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
AS OF FEBRAURY 28,1999

ASSETS
Cash                                                         $    332,332
Trading portfolio:
     Marketable equity securities, at market value             11,857,387
     Not readily marketable equity securities,
        at estimated fair value                                   382,653
Mortgage participation notes, at market value                     177,000
Accounts receivable:
     Affiliates                                                    40,900
     Clients                                                       62,952
     Clearing organization and other                              267,705
Interest receivable                                                 3,100
Equity investment in Banc Stock Exchange of America               526,920
Property and equipment, net of accumulated depreciation
   of $160,331                                                    205,670
Goodwill, net of accumulated amortization of $263,711             366,256
Deposits and other                                                214,897

          Total assets                                    $    14,437,772

LIABILITIES

Unearned commisions                                          $    267,300
Accounts payable to broker-dealers and other                        6,587
Accrued expenses                                                  590,110
Deferred taxes                                                  1,066,000

          Total liabilities                                     1,929,997

SHAREHOLDERS' EQUITY

Preference stock, 50,000,000 shares authorized,                       -
          none issued or outstanding
Common stock:
     Class A, no par value, 149,760,000 shares authorized,
      8,513,462 shares issued and 8,210,417 shares outstanding 9,190,419 Class C, no par value, 240,000 shares authorized, issued and outstanding
     Treasury stock, at cost
      (303,045 Class A shares)                                   (385,403)
Retained earnings                                               3,702,759

          Total shareholders' equity                           12,507,775

          Total liabilities and shareholders' equity      $    14,437,772


The accompanying notes are an integral part of these consolidated financial statements.

THE BANC STOCK GROUP, INC. and SUBSIDIARIES
CONSOLIDATED  STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED FEBRUARY 28, 1999 and 1998


                                                   1999               1998
REVENUES:
     Trading profits                        $    (824,710)     $    5,584,373
     Management fees and commissions            3,411,890           2,567,507
     Investment banking                           971,158                 -
     Dividends                                    193,339             244,395
     Interest and other                            50,676              54,662
          Total revenues                        3,802,353           8,450,937

EXPENSES:
     Brokers' commission                        1,910,160           1,328,904
     Salaries, benefits and payroll taxes         678,786             567,116
     Accrued incentive compensation                   -               617,566
     Professional fees                            468,550             392,912
     Interest                                      57,135              94,615
     General and administrative                 1,114,812             834,233

          Total expenses                        4,229,443           3,835,346

INCOME (LOSS) BEFORE TAXES                       (427,090)          4,615,591

PROVISION FOR INCOME TAXES                        (32,000)          1,430,000

INCOME (LOSS) BEFORE EQUITY IN NET EARNINGS
     OF AFFILIATED COMPANY                       (395,090)          3,185,591

Equity in net earnings (losses) of Banc Stock
     Exchange of America                          (52,070)             89,830

NET  INCOME (LOSS)                          $    (447,160)     $    3,275,421


     BASIC EARNINGS PER SHARE                  $    (0.05)     $         0.39

     DILUTED EARNINGS PER SHARE                $    (0.05)     $         0.36

The accompanying notes are an integral part of these consolidated financial statements.

THE BANC STOCK GROUP,INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS of CHANGES in SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED FEBRUARY 28, 1999 and 1998

                                                    Retained
                    Class A   Class C   Treasury    Earnings      Total
                     Amount    Amount     Stock     (Deficit)
Balance 2/28/97   $9,102,556   $   -    ($385,403)   $874,498   $9,591,651

Exercise options      17,812                                        17,812

Net income                                          3,275,421    3,275,421

Balance 2/28/98    9,120,368       -     (385,403)  4,149,919   12,884,884

Exercise options      70,051                                        70,051

Net loss                                             (447,160)    (447,160)

Balance 2/28/99   $9,190,419   $   -     ($385,403) $3,702,759 $12,507,775

The accompanying notes are an integral part of these consolidated financial statements.

THE BANC STOCK GROUP, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS of CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 28, 1999 and 1998

                                   1999      1998
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                             $ (447,160)    $ 3,275,421
     Adjustments to reconcile net (loss) income
          to net cash (used in) provided by
          operating activities:
          Depreciation and amortization                60,023          81,857
          Write off of assets                          59,446             -
          Deferred taxes                             (184,000)      1,250,000
          Equity in undistributed (earnings)
               losses of Banc Stock Exchange           52,070         (89,830)
               of America
          Unrealized loss (gain)                    2,213,775      (3,106,147)
          (Increase) decrease in certain assets-
               Trading profits                       (914,759)       (957,384)
               Mortgage participation notes           (77,000)            -
               Accounts receivable clients            (62,952)            -
               Other accounts receivable             (165,952)        (57,460)
               Other assets                           (12,614)       (136,153)
          Increase (decrease) in certain liabilities-
               Margin accounts payable to
                  broker-dealers                     (266,907)       (458,550)
               Unearned commissions                    90,000         177,300
               Accounts payable to broker-dealers
                  and other                           (53,113)         38,733
               Accrued expenses and other            (535,103)        556,243)
                    Net cash (used in) provided by
                      operating activities           (244,246)        574,030)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Collections of notes receivable                   20,697          77,100
     Issuance of notes receivable                     (18,568)        (59,484)
     Collection of dividends receivable                25,000         (25,000)
     Purchase of property and equipment               (81,336        (155,923)
     Sale of property                                   3,100           4,930
              Net cash used in investing activities   (51,107)       (158,377)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Exercise of stock options                         70,051          17,812
     Advances from affiliates                         571,228         602,783
     Advances to affiliates                          (485,350)       (724,918)
              Net cash provided by (used in)
                financing activities                  155,929        (104,323)

NET (DECREASE) INCREASE IN CASH                      (139,424)        311,330

CASH, BEGINNING OF PERIOD                             471,756         160,426

CASH, END OF PERIOD                             $     332,332    $    471,756)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                        1999           1998
     Cash paid during the period for:
          Interest                               $     57,135     $   94,615
          Taxes                                        50,000         45,539

The accompanying notes are an integral part of these consolidated financial statements.

                   THE BANC STOCK GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FEBRUARY 28, 1999


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

The presentation of certain prior year numbers has been changed to conform to the current year presentation. The following is a summary of the Company's significant accounting policies:

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

Revenues

Securities transactions and commissions are accounted for on the trade date basis. Dividend income is recorded on the ex-dividend date and interest income is accrued as earned. Realized gains and losses from sales of securities are determined utilizing the first-in, first-out method (FIFO). Investment banking revenue is recorded upon completion of the underwriting.

Earnings Per Share

Basic and diluted earnings per common share are computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." A reconciliation of the numerators and denominators used in these calculations is shown below:

                                     For the Year Ended February 28, 1999

                                           Net Loss       Shares    Per-Share
                                          (Numerator)  (Denominator) Amount
     Basic Earnings per Share              $(447,160)    8,437,139   $(.05)

     Diluted Earnings per Share            $(447,160)    8,437,139   $(.05)

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

Fair Value of Financial Instruments

Substantially all of the Company's financial instruments, except the equity investment in BSA, are carried at fair value or amounts approximating fair value. Assets, including accounts receivable, mortgage participation notes, interest receivable and the trading portfolio are carried at amounts which approximate fair value. Similarly, liabilities, including accounts payable and accrued expenses are carried at amounts approximating fair value.

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

Treasury Stock

As of February 28, 1999, Buckeye Bancstocks held 206,240 Class A shares of the Company. These shares, along with shares held directly by the Company, are treated as treasury stock for financial reporting purposes.

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

(4)  TRADING PORTFOLIO

Marketable equity securities at February 28, 1999 consist of bank stocks at market value, as follows:
       Traded on national securities markets                $8,085,780
       Not traded on national securities
         markets, but with readily ascertainable
         market value                                        3,771,607
               Total marketable equity securities          $11,857,387

As of February 28, 1999, the Company had no single investment representing more than 10% of its marketable equity securities.

Securities not readily marketable include securities for which there is no market on a securities exchange and no independent publicly quoted market. These securities at February 28, 1999 were $382,653 at fair value with a cost of $305,060.

(5)  MARGIN ACCOUNTS PAYABLE TO BROKER-DEALERS

The Company had no margin accounts payable to broker-dealers as of February 28, 1999, but had $266,907 payable as of February 28, 1998. These accounts bear interest at variable rates which averaged approximately 7.0% and 8.0% at February 28, 1999 and 1998, respectively. These margin accounts are secured by the securities held by broker-dealers. The market value of the securities held by broker-dealers with margin account balances was approximately $9,344,000 at February 28, 1998.

(6)  RELATED PARTY TRANSACTIONS

Securities Transactions

The Company purchases from and sells securities owned to BSA at the prevailing market price at the time of the transaction.
There were no purchases or sales to BSA for the years ended
February 28, 1999 and 1998.

Operating Expenses

The Company and BSA are under common management. Certain expenses are paid by the Company and allocated to BSA based upon predetermined percentages as approved by the officers of the Companies. Operating expenses in the allocation are primarily salaries and benefits. Total expenses allocated to BSA were $208,016 and $154,778 for the years ended February 28, 1999 and 1998, respectively.

(7)  INCOME TAXES

The Company files a consolidated Federal income tax return. It is the policy of the Parent to allocate the consolidated tax provision to subsidiaries as if each subsidiary's tax liability or benefit were determined on a separate company basis. As part of the consolidated group, subsidiaries transfer to the Parent their current Federal tax liability or assets.

The provisions for income taxes for the years ended February 28,
1999 and 1998 are composed of the following:
                                               1999                 1998
Current Federal income taxes               $  152,000            $  35,000
Deferred Federal income taxes                (184,000)           1,540,000
State and local income taxes                      -                145,000
Change in valuation allowance                     -               (290,000)
Provision for income taxes                 $  (32,000)          $1,430,000

For the year ended February 28, 1999, state taxes were provided primarily as a dealer in intangibles. For the year ended February 28, 1998, state taxes were provided primarily for franchise taxes based on income. Because of this change in circumstances state and local taxes were reported as general and administrative expenses for the year ended February 28, 1999 and were included in the provision for income taxes for the year ended February 28, 1998.

The following schedule reconciles the statutory Federal income tax rate to the Company's effective tax rate for the years ended
February 28, 1999 and 1998:

                                             1999         1998
Statutory Federal income tax rate            (34)%         34%
Prior year provision adjustment               23            -
Dividends received deduction                 (11)          (1)
State and local taxes                          -           (1)
Goodwill amortization                          3            -
Change in valuation allowance                  -           (6)
Other, net                                    12            1
Effective Federal income tax rate             (7)%         27%

Deferred tax assets and liabilities consist of the following at
February 28, 1999 and 1998:
                                                  1999               1998
Deferred tax benefit of NOL carryforward     $     1,000        $    440,000
Deferred tax liabilities on unrealized gains
    on securities owned                       (1,067,000)         (1,690,000)
Deferred taxes, net                          $(1,066,000)        $(1,250,000)

As of February 28, 1999, the Company and its subsidiaries had net operating loss (NOL) carry forwards for tax purposes of approximately $4,000. These NOL's will expire in 2008 through 2009. Any future changes in control may limit the availability of NOL carryforwards.

(8)  OPERATING LEASES

The Company leases certain facilities, a vehicle and office equipment under operating leases. Total lease expenses were approximately $158,000 in fiscal year 1999 and $103,000 in 1998. The future minimum lease payments under existing leases are as follows:

                                    Amount
                    2000           $169,200
                    2001            142,400
                    2002            122,800
                    2003             51,100
                                   $485,500


(9) EMPLOYEE INCENTIVE PLANS

Incentive Compensation Plan

All full-time executive employees of the Company are eligible to participate in the Incentive Compensation Plan. The Plan provides that a bonus fund will be established in an amount equal to 20% of the pre-tax realized profits of the Company in excess of a 15% pre-tax return on equity. The amount of the bonus fund is calculated each fiscal quarter on a cumulative basis. The allocation of the bonus fund is to be made by the President of the Company. The Company did not incur any expense under the Plan for the year ended February 28, 1999 but incurred expense of $600,000 for the year ended February 28, 1998.

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

Effective May 12, 1998, 130,005 options which vest immediately and 128,505 options which vest over five years, were granted under this plan to employees and independent contractors with ten year terms and exercise prices of $14.75.

Effective May 12, 1998, 70,000 warrants which vest immediately were granted to directors and an officer with ten year terms and exercise prices of $14.75.

Effective December 16, 1998, 3,000 warrants which vest immediately were granted to a consultant with a ten year term and exercise price of $4.75.

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

                                          February 28, 1999   February 29,1998

  Net income (loss)          As reported      $  (447,160)         $3,275,421
                             Pro forma        $(3,167,681)         $2,744,312

  Basic earnings per share   As reported            $(.05)               $.39
                             Pro forma              $(.38)               $.33

  Diluted earnings per share As reported            $(.05)               $.36
                             Pro forma              $(.38)               $.31

To make the computations of pro forma results under FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield for all years and expected lives of ten years. For fiscal 1999, the average expected volatility is 52%, and the average assumed risk-free interest rate is 5.87%. The options and warrants granted under these plans are not registered and, accordingly, there is no quoted market price.

A summary of the status of the Company's stock option and warrants plans as of February 28, 1999 and 1998 and changes during the years ending on those dates is presented below:

                                            Options           Warrants
                                                 Exercise            Exercise
                                        Shares    Price    Shares     Price
Outstanding March 1, 1997               480,000  $ 2.875   105,000   $ 2.875
Granted                                 249,000  $ 2.592    65,000   $ 2.125
Exercised                                (7,500) $ 2.375
Outstanding February 28, 1998           721,500  $ 2.782   170,000   $ 2.588

Exercisable February 28, 1998           446,400  $ 2.804   170,000   $ 2.588

Outstanding March 1,  1998              721,500  $ 2.782   170,000   $ 2.588
Granted                                 261,510  $14.774    73,000   $14.339
Exercised                               (31,200) $ 2.245
Forfeited                                  (800) $ 2.125
Outstanding February 28, 1999           951,010  $ 6.098   243,000   $ 6.118


Exercisable February 28, 1999           621,805  $ 5.361   243,000   $ 6.118

Weighted-average fair value
   of options and warrants
   granted during the year,
   computed in accordance
   with FAS 123                                  $10.383             $10.067

The following table summarizes information about fixed stock options and warrants outstanding at February 28, 1999:

                                   Options        Warrants
Number outstanding                 951,010        243,000

Weighted-average remaining
   contractual life in years             7.634          7.759
Weighted-average exercise price         $6.098         $6.118
Number exercisable                 621,805        243,000

(10)  REGULATORY REQUIREMENTS

BSFS is subject to the uniform net capital rule of the Securities and Exchange Commission (Rule 15c3-1), which requires that the ratio of "aggregate indebtedness" to "net capital" not exceed 15 to 1 (as those terms are defined by the Rule). BSFS had net capital of $1,239,864 as of February 28, 1999, which was in excess of its required minimum net capital of $100,000. The ratio of aggregate indebtedness to net capital was 1.1 to 1 as of February 28, 1999. BSFS is also subject to regulations of the District of Columbia and thirty states in which it is registered as a licensed broker-dealer.

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

In the normal course of business, the Company periodically sells securities not yet purchased (short sales) for its own account and writes options. The establishment of short positions and option contracts expose the Company to off-balance sheet market risks in the event prices change, as the Company may be obligated to cover such positions at a loss. At February 28, 1999, the Company had no short security positions, the Company had not written any option contracts and did not own any options. The Company did not experience any credit losses due to the failure of any counterparties to perform during the year ended February 28, 1999. Senior management of the Company is responsible for reviewing trading positions, exposures, profits and losses, trading and hedging strategies on a daily basis.

The Company's significant industry concentrations, which arise within its normal course of business activities, is with financial institutions for bank securities transactions.

(12) SEGMENT INFORMATION

Description of the types of services from which each reportable segment derives its revenues

The Banc Stock Group, Inc., has five reportable segments:
Research, Mutual Fund Advisor, Brokerage, Investment Banking and Trading Portfolio. Research provides bank valuation services and financial research of small-capitalization community bank stocks. The Mutual Fund Advisor is the investment advisor to The Banc Stock Group Fund, a diversified, open-end mutual fund. Brokerage provides private portfolio management and brokerage services to individual and institutional investors. Trading Portfolio is a segment designed to isolate the market volatility of community bank stocks from the performance of other business segments to aid the operating decision makers in deciding how to allocate resources and in assessing performance. Revenue is generated in the Trading Portfolio from trading profits and losses on the Company's portfolios of community bank stocks.

Measurement of segment profit or loss and segment assets

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Banc Stock Group, Inc., evaluates performance based on profit or loss from operations before income taxes. The Company focuses its attention on providing services to external customers. Operating segments provide services and support to each other but there is no formal transfer pricing structure for inter-segment services.

Factors management used to identify the enterprises's reportable segments

The Company's reportable segments are strategic business units that offer different services to different target customers.
They are managed separately because each business requires different marketing strategies.

Financial information

 Financial information for each reportable segment is shown below. The Company does not operate, or hold assets, in any foreign country. The Company does not have any single customer generating 10% or more of revenue.

                          Mutual
                           Fund           Investment  Trading
                Research  Advisor Brokerage Banking  Portfolio      Combined

Revenue from
external customers:

   Trading Profits
   (Losses)                           (97,375)         ($727,335)   ($824,710)

   Fees &
   Commissions    $30,051 $444,637 $2,937,202                       3,441,890

   Investment
   banking         70,847                     $900,311                971,158

   Dividends                           13,006             180,333     193,339

Intersegment revenues                                                     _

Interest revenue                       42,482               8,194      50,676

Interest expense                       22,870              34,265      57,135

Depreciation and
amortization       14,540              34,884              43,619      93,043

Segment income(loss)
  before taxes   (315,938) 104,825    778,018  135,959 (1,129,954)   (427,090)

Equity in net
earnings of
affiliated company                                        (52,070)    (52,070)


Segment assets     55,417   95,273  2,240,322  118,370  11,928,390 14,437,772


 Expenditures for
 segment assets    20,000   20,000     21,336   20,000                 81,336


Reconciliation to Consolidated Financial Statements

Revenues from external customers for reportable segments:
     Trading Profits (Losses)                         ($824,710)
     Fees & Commissions                               3,411,890
     Investment banking                                 971,158
     Dividends                                          193,339
     Interest revenue                                    50,676
     Total revenues - Consolidated                   $3,802,353

Income (Loss) before taxes:
     Income (Loss) for reportable segments            ($427,090)
     Income (Loss) - Consolidated                     ($427,090)
Total Assets:
     Assets for reportable segments                 $14,437,772
     Total assets - Consolidated                    $14,437,772

ITEM 8:   Changes In and Disagreements With Accountants or
          Accounting and Financial Disclosures

None

                             PART III
ITEM 9:   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange
          Act

As of February 28, 1999, the members of the Company's Board of Directors, and the Company's executive officers, each of whom serves at the direction of the Board, were as follows:

                         Term
Name                Age   Expires            Position
Michael E. Guirlinger 51 2000 Director, President, CEO & Treasurer
Jeffrey C. Barton     52      Vice President & Chief Financial Officer
Mark A. Davis         47      Vice President & Director of Research
Sandra L. Quinn       33 1999 Director, Vice President & Corp. Secretary
Harry J. Ryan         54      Vice President & Director of Marketing
Edward E. Schmidt     52      Executive Vice President
Larry A. Beres        52 2000 Director
Roger D. Blackwell    58 2002 Director
Robert K. Butner      77 1999 Director
James G. Mathias      46 2000 Director
John Rettig           58 2001 Director
Harvey J. Thatcher    65 1999 Director
L. Jean Thiergartner  66 2001 Director

     Michael E. Guirlinger was elected President, Chief Executive
Officer and Treasurer by the Board of Directors effective May 18,
1995. Mr. Guirlinger is a member of the Board of Directors for the Company and BSA.

Mr. Guirlinger had been Vice President and Chief Operating
Officer of the Company since December, 1992 and a Director since June, 1993. Since 1995, Mr. Guirlinger has also been President and CEO of BSA and was Vice President from 1992 to 1995. He is also President and Treasurer of Buckeye Bancstocks and HAG and Vice President and Treasurer of BSFS. From 1991 to December
1992, Mr. Guirlinger was a Director of Development for Foxgate Farms, Inc., a residential home builder. During that same period, Mr. Guirlinger was also Vice President of Northwest
Passage Trading Co., a national and international trading company. In 1990, Mr. Guirlinger, along with two other individuals, founded Spectrum Mortgage Co., a real estate mortgage broker, with which he was involved until 1991. From
1986 to 1990, Mr. Guirlinger was Director of Development and
Finance for Investment Resources, Inc., an intrastate broker-dealer. Mr. Guirlinger received a B.A. Degree from Aquinas
College in 1970 and an M.B.A. Degree from the Ohio State
University in 1986. Mr. Guirlinger I licensed as a General Securities Representative (Series 7), General Securities
Principal ( Series 24), and a Uniform Securities Agent (Series
63).

     Jeffrey C. Barton has been Chief Financial Officer of the Company since October, 1992. He is also Vice President & CFO of the Company's subsidiaries and of BSA. Effective January 1999 Mr. Barton was designated Principal of Buckeye Bancstocks, Inc. From 1990 through 1998, Mr. Barton was also CFO of Saunders Pearson Company, a contract financial management company. Mr. Barton received a B.B.A. Degree from Ohio University in 1969 and an M.B.A. Degree from Ohio University in 1972. Mr. Barton is a Certified Public Accountant and is licensed as a Uniform Securities Agent (Series 63).

     Mark A. Davis is Vice President and Director of Research for the Company and its subsidiaries. He is also Vice President of BSA. He is a former Vice President of The Phoenix Scioto Company, FS Management Company and Buckeye Bancstocks, Inc. Mr. Davis is currently a registered principal for BSFS. He attended Yale College, New Haven, Connecticut. Mr. Davis is licensed as a Registered Options Principal (Series 4), Uniform Securities Agent (Series 63), Municipal Securities Principal (Series 53), General Securities Principal (Series 24), and General Securities Representative (Series 7).

     Sandra L. Quinn is a Director of the Company and Vice President & Corporate Secretary. She is also Vice President & Corporate Secretary of the Company's subsidiaries and of BSA.
She has been a Director of the Company and of BSA since 1993. From October 1995 through 1998, Ms. Quinn served as Principal of Buckeye Bancstocks, Inc. Ms. Quinn is a member of the American Society of Corporate Secretaries. Ms. Quinn graduated valedictorian from Bradford Business School. She began her employment with the Company in May, 1991, and is licensed as a Uniform Securities Agent (Series 63), Corporate Securities Representative (Series 62), Uniform Investment Adviser Representative (Series 65), and as an Investment Company/Variable contracts Limited representative (Series 6).

     Harry J. Ryan is Vice President & Director of Marketing of the Company and of BSA. He joined the Company in January 1997. Prior to his employment by the Company, he was the Vice President of Marketing for LifeLine Shelter Systems, an Ohio based manufacturer of mobile medical and dental clinics with clients worldwide. Prior to his career in private sector marketing, Mr. Ryan served for fourteen years as the Director of several departments, for the Ohio Attorney General. Prominent among these was his position as Director of Program Development, the public relations and educational arm of the office, and chief administrator of the Ohio Medical Fraud Department. He also provided political direction to the Attorney General as his Deputy Campaign Director. Prior to this, he served with the U.S. Army and U.S. State Department in the American Embassy in Teheran, Iran. Mr. Ryan holds a Bachelor of Arts degree from Ohio Dominican College and a Master's of Business degree from Central Michigan University. He is licensed as a Uniform /Securities Agent (Series 63), and a General Securities Representative (Series 7).

     Edward E. Schmidt is Executive Vice President of the Company and of BSA. Mr. Schmidt joined the Company in May 1997. Previously, he served as President, CEO and Director of Capital West Group, Inc., subsidiary of Capital Corp of the West, holding the additional position of Senior Vice President. Prior to that he served as Director of The Finley Group, Inc. Mr. Schmidt is a Certified VIA consultant, holds a BS Business Administration degree and is a graduate of the Pacific Coast Banking School, University of Washington, Seattle, Washington. Mr. Schmidt is licensed as a Corporate Securities Representative (Series 62), and as a Uniform Securities Agent (Series 63).

     Larry A. Beres became a Director of the Company in 1995. He was formerly President of Formex, Inc., of Dayton, Ohio, a supplier of systems to the plastics Industry. In 1999, Mr. Beres accepted a position as Executive Vice President of Tooling Technology Group of Dayton, Ohio. The firm is a supplier of tooling to the plastics industry. Mr. Beres graduated from Kent State University with a Bachelor of Science Degree in Chemistry and attended the K.S.U MBA Program.

     Roger D. Blackwell was elected to serve on the Company's
Board in February 1999.  Dr. Blackwell is a Professor of
Marketing at The Fisher College of Business at The Ohio State University.
He is also president of Blackwell Associates, Inc., a consulting firm in Columbus, Ohio, through which he works with many of America's most successful companies.

Roger Blackwell was named "Outstanding Marketing Educator in
America" by Sales and Marketing Executives International and
"Marketer of the Year" by the American Marketing Association. He also received the "Alumni Distinguished Teaching Award", the highest award given by The Ohio State University. He was cited by The New York Times in 1995 as one of the top speakers on the lecture circuit, and is regularly quoted in publications; such as, Business Week, USA Today, Forbes, and The Wall Street
Journal, and has appeared on numerous television programs including CBS This Morning.

Dr. Blackwell received his B.S. and M.S. degrees from The
University of Missouri and his Ph.D. from Northwestern
University. He also received an honorary doctorate degree from The Cincinnati College of Mortuary Science. He serves on numerous boards of both privately and publicly held corporations including Airnet Systems, Applied Industrial Technologies
(formerly Bearings, Inc.), Checkpoint Systems, Flex-Funds, Max & Erma's Restaurants, Worthington Foods, and Intimate Brands.

     Robert K. Butner became a Director of the Company in 1993. Mr. Butner is also a Director of BSA. Mr. Butner is retired from the faculty of Ohio University where he was a Professor of Mathematics for 39 years and Chairman of the Mathematics Department. Upon retirement, Mr. Butner was confirmed Emeritus Professor of Mathematics. Mr. Butner received a B.S. Degree in 1943 with Phi Beta Kappa honors and an M.S. Degree in 1949 and a Ph.D. Degree in 1952 from the State University of Iowa. From 1943 to 1946, Dr. Butner served as an officer in the United States Navy. Since retirement, Dr. Butner has continued his long-term involvement with the Independent Study Program at Ohio University, writing a number of Study Guides for correspondence courses in Mathematics.

     Dr. James G. Mathias became a Director of the Company in 1993. Dr. Mathias is also a Director of BSA. Since 1988, Dr. Mathias has been a veterinarian practicing in Tipp City, Ohio, where he is the owner of the Tipp City Animal Hospital and Wellness Center. Dr. Mathias attended the University of Texas and completed his education at the Ohio State University, graduating from the College of Veterinary Medicine in 1978. He was a member of the Honor Society of Phi Zeta, a Veterinary Honor Society. Dr. Mathias is also founder and president of the Dayton North Women's Center and is a speaker on Ratite Medicine. He is currently on the Veterinary Advisory Board of the Iams Company.

     John Rettig was elected to the Board of Directors of Company in August 1998. He has been owner and operator of The Quality Cleaners since 1970. The volume Dry-cleaning Company does residential, commercial and fires restoration cleaning. Mr. Rettig has achieved the recognized Certified Environmental Dry cleaner status. Mr. Rettig attended Bowling Green State University from 1960 through 1961 studying Business Administration. In 1961, Mr. Rettig volunteered for the US Army draft and served in the Adjutant General Corps. until 1963. During his tenure in the service, Mr. Rettig served as team chief in a Chemical, Biological and Radiological Warfare Team. During his service, he continued his education with a US Army Correspondence School Business Course. From 1988 until 1998, Mr. Rettig served as Chairman of Sandusky county Republican Party. Mr. Rettig has also served on many boards and county service organizations.

     Harvey J. Thatcher became a Director of the Company in 1991. He was formerly President of Thatcher Insurance Agency, Inc. Since retirement from Thatcher Insurance, Inc., he is engaged in the refinancing of homes as a Mortgage Broker. He also serves as Director of the following organizations: BSA (since 1991), Thatcher Lands, Inc., (since 1976), German Mutual Insurance Company (since 1987), Tri-State Venture Group (since 1994), and Tendasoft, Inc. (Since 1998).

     Jean Thiergartner became a Director of the Company in 1991, as well as a Director of BSA. Ms. Thiergartner is also the Secretary-Treasurer of Thiergartner Farms, Inc., for which she worked for more than 30 years. She is past Treasurer of the Ohio Beef Council, past President of the Ohio Cattle Womens' Association, has been a member and past President of the Union County Health Board for over 14 years and is a past delegate to the State Convention for the Ohio Farm Bureau. She is a member of St. Paul Lutheran Church and active on many committees, including the Parsonage Building Committee. She is presently serving on the Advisory Board for Ohio Hi-Point and Clark Tech Adult Education.

Based solely upon a review of Forms 3 and 4 furnished to the Company under Rule 16a-3(d), there were no reports filed late during the fiscal year ended February 28, 1999.

ITEM 10:       Executive Compensation

                   Summary Compensation Table

Name of
Principal     Year Salary  Bonus(B) Other* Awards Awards       LTIP   All
& Position                                 Stock  Options(A) Payouts Other

Michael E.
Guirlinger,
President     1998 100,000 91,812   46,828        81,010 sh

Mark A. Davis,
VP            1998  85,000 90,406   62,589        40,000 sh

Edward E.
Schmidt, EVP  1998  75,000 20,870    4,905         6,000 sh

Michael E.
Guirlinger,
President     1997  80,455 36,861   35,202        45,000 sh

Mark A. Davis,
VP            1997  61,923 58,890   61,066        30,000 sh

Edward E.
Schmidt, EVP  1997  62,019  3,140                 15,000 sh          94,102(A)

Michael E.
Guirlinger,
President     1996  75,000 11,752    1,655        25,000 sh

* Commissions

(A) During the fiscal year ended February 28, 1999, options were granted, based on financial performance for the year ended February 28, 1998, with terms of ten years and exercise prices of $14.75 to employees and independent contractors including Msrs. Guirlinger, Davis and Schmidt. Mr. Guirlinger was awarded 40,505 stock options which vested immediately and 40,505 stock options which vest over five years. Mr. Davis was awarded 20,000 stock options which vested immediately and 20,000 stock options which vest over five years. Mr. Schmidt was awarded 3,000 stock options which vested immediately and 3,000 stock options which vest over five years. During the fiscal year ended February 28, 1998, Mr. Guirlinger was awarded 22,500 stock options which vested immediately and 22,500 stock options which vest over five years, at an exercise price of $2.125. These stock options expire on March 7, 2007. Mr. Davis was awarded 15,000 stock options which vested immediately and 15,000 stock options which vest over five years, at an exercise price of $2.125. Mr. Schmidt was awarded 7,500 stock options which vested immediately and 7,500 stock options which vest over five years, at an exercise price of $2.375. Mr. Schmidt exercised 7,500 of his options resulting in compensation of the difference between the exercise price and fair market value at date of exercise of $94,102. During the fiscal year ended February 28, 1997, Mr. Guirlinger was awarded 25,000 stock options effective February 29, 1996 which vested immediately. These stock options expire February 28, 2006, with an exercise price of $2.875. At February 28, 1999 Mr. Guirlinger has 179,305 stock options which are exercisable and 71,705 stock options which vest over five years. Mr. Davis has 124,800 stock options which are exercisable and 45,200 stock options which vest over five years. Mr. Schmidt has 4,500 stock options which are exercisable and 9,000 stock options which vest over five years.

(B) Bonuses paid in each year are based on financial performance for the previous year. Therefore, bonuses paid during calendar year 1998 are based on financial performance for the year ended
February 28, 1998.

No other officer of the Company received in excess of $100,000 compensation.

Director Compensation

Each director who is not an employee of the Company is entitled to receive a fee of $500 plus travel expenses for each directors' meeting attended.

ITEM 11: Security Ownership of Certain Beneficial Owners and Management

The following sets forth, as of March 31, 1999, certain information concerning stock ownership of all persons known by the Company to own beneficially five percent or more of the outstanding shares of any class of the Company's Common Stock, each director and all officers and directors of the Company as a group, and the percentage of voting power (assuming exercise of all options which are currently exercisable):

                   Class A   Options/ Class A         Class C
                   Shares(A) Warrants Total   Class A Shares  Class C Combined
                   Number    Number   Number      %   Number      %       %

Jeffrey C. Barton   5,000    20,000   25,000      *                       *
290 E. Kossuth Street
Columbus, Ohio 43206

Larry A. Beres     40,000    20,000   60,000      *                       *
7811 Winding Way South
Tipp City, Ohio 45371

Robert K. Butner  371,579    45,000  416,579    4.6%                      4.4%
12 McGuffey Lane
Athens, Ohio  45701

James T. Coppage   78,280             78,280       *   21,720    9.1%     1.1%
6001 River Road,
Suite 402
Columbus, Georgia 31904

Mark A. Davis     31,728    131,800  163,528     1.8%                     1.7%
6215 Northgate Rd. Apt.D
Columbus, Ohio 43229

First Eldorado   317,034             317,034     3.5%  87,966   36.7%     4.3%
Bancshares
946 Fourth Street
Eldorado, IL 62930

Michael E. Guirlinger
5321 C Drumcally Lane
Dublin, Ohio  43017
                  22,017    191,904  213,931     2.3%                     2.3%

James G. Mathias  94,360     45,000  139,360     1.5%   4,340     1.8%    1.5%
7707 Winding Way South
Tipp City, Ohio  45371

Sandra L. Quinn   10,500     24,500   35,000       *                       *
6288 Chelmsford Sq. E.
Columbus, Ohio  43229

John Rettig       30,290              30,290       *                       *
826 Third Avenue
P.O. Box 972
Fremont, Ohio 43420

Harry J. Ryan     13,500     6,000    19,500       *                       *
3888 James River Road
New Albany, Ohio 43054

Edward E. Schmidt            6,600     6,600       *                       *
5544 Turnberry Drive
Westerrville, Ohio 43082

Harvey J. Thatcher
135 East Central
Van Wert, Ohio  45891
                 57,692     45,000   102,692       1.1%                   1.1%

L. Jean Thiergartner
20896 Orchard Road
P.O. Box 387
Milford Center, OH 43045
                250,500     45,000   295,500       3.2%                   3.2%

John W. Walden  156,560              156,560       1.7%  43,440    18.1%  2.1%
1132 Broadway
Columbus, Georgia 31901

Carol A. Wright  82,253               82,253         *   22,822     9.5%  1.1%
755 Wagon Wheel Drive
Northport, MI 49670

Directors and Officers as a
Group (12 persons)
                927,176    580,804 1,507,980      16.5%   4,340     1.8% 16.1%

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

THE BANC STOCK GROUP, INC.

/S/Michael E. Guirlinger
By Michael E. Guirlinger May 4, 1999

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title                          Date

/S/Michael E. Guirlinger      President, Treasurer,         May 4, 1999
Michael E. Guirlinger          CEO and Director

/S/Sandra L. Quinn            Secretary and Director        May 4, 1999
Sandra L. Quinn

/S/Jeffrey C. Barton          Chief Financial Officer       May 4, 1999
Jeffrey C. Barton

/S/Larry A. Beres                  Director                 May 4, 1999
Larry A. Beres

/S/Robert K. Butner                Director                 May 4, 1999
Robert K. Butner

/S/James G. Mathias                Director                 May 4, 1999
James G. Mathias

/S/John Rettig                     Director                 May 4, 1999
John Rettig

/S/Harvey Thatcher                 Director                 May 4, 1999
Harvey Thatcher

/S/Jean Thiergartner               Director                 May 4, 1999
L. Jean Thiergartner


                    Financial Data Schedule