Form 10QSB
period 1999-05-31
BANC STOCK GROUP INC
filed 1999-07-13
CIK 909108

U.S. Securities and Exchange Commission
                      Washington D.C. 20549

                           Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
  For the quarterly period ended         May 31, 1999

     Commission file number                000-24498


                     THE BANC STOCK GROUP, INC.
   (Exact name of small business issuer as specified in its charter)

           FLORIDA                  65-0190407
   (State of incorporation)  (IRS Employer Identification No.)

             1105 SCHROCK ROAD, COLUMBUS, OHIO  43229
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

  State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 1999:
     CLASS                              NUMBER OF SHARES
Class A shares, No Par Value               8,216,817
Class C shares, No Par Value                 240,000

     TRADITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE)

     Yes     X                               No


          THE BANC STOCK GROUP, INC. AND SUBSIDIARIES
                              INDEX
                                             PAGE

Part I Financial Information:

     Item 1.  Consolidated Financial Statements          3-7

     Notes to Consolidated Financial Statements          8-19

     Item 2.  Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations                                  20-25

Part II Other Information:

     Item  1 through Item 6                              26

Signatures                                               27

           THE BANC STOCK GROUP, INC. AND SUBSIDIARIES
                              PART I
                      FINANCIAL INFORMATION

ITEM 1.   Financial Statements

The accompanying consolidated financial statements of The Banc Stock Group, Inc. are unaudited but, in the opinion of management, reflect all adjustments (which include only normal recurring accruals) necessary to present fairly such information for the periods and at the dates indicated and to make the consolidated financial statements not misleading. The results of operations for the three months ended May 31, 1999 may not be indicative of the results of operations for the year ending February 29, 2000. Since the accompanying consolidated financial statements have been prepared in accordance with Item 310 of Regulation S-B, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Annual Report.

     THE BANC STOCK GROUP, INC. and SUBSIDIARIES
     CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
     AS OF MAY 31, 1999
     (UNAUDITED)

     ASSETS

Cash                                                           $  1,662,122
Trading portfolio:
   Marketable equity securities, at market value                 10,923,898
   Not readily marketable equity securities,
     at estimated fair value                                        439,266
Mortgage participation notes, at market value                        70,000
Accounts receivable:
   Affiliates                                                        47,447
   Clients                                                           87,101
   Clearing organization and other                                  128,096
   Notes and interest receivable                                        750
Equity investment in Shareholderdirect.com                          522,720
Property and equipment, net of accumulated
   depreciation of $175,999                                         213,790
Goodwill, net of accumulated amortization of $272,432               357,535
Deposits and other                                                  202,915

               Total assets                                    $ 14,655,640

     LIABILITIES

Unearned commisions                                            $    117,900
Accounts payable to broker-dealers and other                         21,210
Accrued expenses                                                    598,713
Deferred taxes                                                      981,000

               Total liabilities                                  1,718,823

     SHAREHOLDERS' EQUITY

Preference stock, 50,000,000 shares authorized,                        -
   none issued or outstanding
Common stock:
   Class A, no par value, 149,760,000 shares authorized,
      8,513,462 shares issued and 8,210,417 shares outstanding    9,263,359
   Class C, no par value, 240,000 shares authorized, issued
      and outstanding
   Treasury stock, at cost
     (303,045 Class A shares)                                      (385,403)
Retained earnings                                                 4,058,861

               Total shareholders' equity                        12,936,816

               Total liabilities and shareholders' equity      $ 14,655,640


     The accompanying notes are an integral part of these consolidated financial statements.

     THE BANC STOCK GROUP, INC. and SUBSIDIARIES
     CONSOLIDATED  STATEMENTS OF INCOME
     FOR THE THREE MONTHS ENDED MAY 31, 1999 and 1998
     (UNAUDITED)
                                                     1999           1998
REVENUES:
  Trading profits                               $   460,570     $   1,386,274
  Management fees and commissions                   764,387         1,004,105
  Investment banking                                312,127           448,454
  Dividends                                          48,991            45,446
  Interest and other                                 11,055             9,570

               Total revenues                     1,597,130         2,893,849

EXPENSES:
  Brokers' commission                               347,398           759,713
  Salaries, benefits and payroll taxes              233,875           134,348
  Accrued incentive compensation                      -               199,909
  Professional fees                                 147,791           110,581
  Interest                                            1,220            15,488
  General and administrative                        341,545           212,353

               Total expenses                     1,071,828         1,432,392

     INCOME BEFORE TAXES                            525,302         1,461,457

     PROVISION FOR INCOME TAXES                     165,000           500,000

     INCOME BEFORE EQUITY IN NET EARNINGS
          OF AFFILIATED COMPANY                     360,302           961,457

Equity in net earnings (losses) of
   Shareholderdirect.com                             (4,200)           27,740

     NET  INCOME                                $   356,102       $   989,197


          BASIC EARNINGS PER SHARE              $      0.04       $      0.12

          DILUTED EARNINGS PER SHARE            $      0.04       $      0.11


     The accompanying notes are an integral part of these consolidated financial statements.

     THE BANC STOCK GROUP,INC. and SUBSIDIARIES
     CONSOLIDATED STATEMENTS of CHANGES in SHAREHOLDERS' EQUITY

     FOR THE THREE MONTHS ENDED MAY 31, 1999
     (UNAUDITED)





                                             Treasury   Retained
                           Class A  Class C   Stock     Earnings    Total
Balance 2/28/99          $9,190,419    -    ($385,403) $3,702,759 $12,507,775

Exercise of stock options     5,313    -         -           -          5,313

Issuance of warrants         67,627    -         -           -         67,627

Net income                     -       -         -        356,102     356,102

Balance 5/31/99          $9,263,359    -    ($385,403) $4,058,861 $12,936,816

     The accompanying notes are an integral part of these consolidated financial statements.

THE BANC STOCK GROUP, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS of CASH FLOWS
FOR THE THREE MONTHS ENDED MAY 31, 1999 and 1998
(UNAUDITED)
                                                          1999         1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $  356,102   $  989,197
  Adjustments to reconcile net income
    to net cash (used in) provided by operating activities:
    Depreciation and amortization                         24,389       22,244
    Deferred taxes                                       (85,000)     490,000
    Equity in undistributed earnings (losses) of
      Shareholderdirect.com                                4,200      (27,740)
    Unrealized loss (gain)                               219,851   (1,132,315)
    (Increase) decrease in certain assets-
       Trading profits, net                              657,025   (1,211,742)
       Mortgage participation notes                      107,000
       Accounts receivable clients                       (24,149)    (513,265)
       Other accounts receivable                         139,608       10,778
       Other assets                                       11,982      (52,028)
    Increase (decrease) in certain liabilities-
       Margin accounts payable to broker-dealers                    1,175,391
       Unearned commissions                             (149,400)      49,450
    Accounts payable to broker-dealers and other          14,623      233,526
    Accrued expenses and other                             8,603     (412,788)
  Net cash (used in) provided by operating activities  1,284,834     (379,292)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Collections of notes receivable                           -             825
  Issuance of notes receivable                             2,350       (3,815)
  Collection of dividends receivable                        -          25,000
  Purchase of property and equipment                     (23,788)     (12,850)

  Net cash (used in) provided by investing activities    (21,438)       9,160

CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of stock options                                5,313        1,426
  Issuance of warrants                                    67,627         -
  Advances from affiliates                                 5,126       69,840
  Advances to affiliates                                 (11,672)    (123,700)

  Net cash provided by (used in) financing activities     66,394      (52,434)

NET INCREASE (DECREASE) IN CASH                        1,329,789     (422,566)

CASH, BEGINNING OF PERIOD                                332,332      471,756

CASH, END OF PERIOD                               $ 1,662,121     $    49,190


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                                                        1999            1998
     Cash paid during the period for:
          Interest                                 $    1,220     $    15,488


The accompanying notes are an integral part of these consolidated financial statements.

                    THE BANC STOCK GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1999

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

Earnings Per Share

Basic and diluted earnings per common share are computed in accordance with Statement of Financial Accounting Standards No.
128, "Earnings per Share." A reconciliation of the numerators and denominators used in these calculations is shown below:

                                     For the Quarter Ended May 31, 1999

                                     Income         Shares         Per-Share
                                   (Numerator)   (Denominator)      Amount
Basic Earnings                      $356,102       8,451,341         $ .04

Effect of Dilutive Securities:
          Assumed exercise of:
               Stock Options                         306,003          (.00)
               Warrants                               80,043          (.00)
Diluted Earnings                    $356,102       8,837,386         $ .04

Stock options and warrants to purchase 10,000 shares at an exercise price of $13.37 per share, 328,110 shares at an exercise price of $14.75 per share and 3,000 shares at an exercise price of $16.875 per share were not included in the computation of diluted earnings per share for the quarter ended May 31, 1999 because the options' exercise prices were greater than the average market price of the common stock, and therefore, their inclusion would have been anti-dilutive.

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

Stock options to purchase 3,000 shares at an exercise price of $16.875 per share were not included in the computation of diluted earnings per share for the quarter ended May 31, 1998 because the options' exercise prices were greater than the average market price of the common stock, and therefore, their inclusion would have been anti-dilutive.


Equity Investment in Shareholderdirect.com, Inc.

Shareholderdirect.com, Inc., is an Ohio corporation establishing an electronic stock information service and alternative trading system. Shareholderdirect.com is under common management with the Company. The Company currently holds 16% of the outstanding common stock of Shareholderdirect.com. The Company's investment in Shareholderdirect.com is accounted for on the equity method. Shareholderdirect.com was formerly named The Banc Stock Exchange of America, Inc.

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

(4) TRADING PORTFOLIO

Marketable equity securities at May 31, 1999 consist of bank stocks at market value, as follows:
       Traded on national securities markets                 $ 7,636,733
       Not traded on national securities
         markets, but with readily ascertainable
         market value                                          3,287,165

               Total marketable equity securities            $10,923,898

As of May 31, 1999, the Company had one investment representing
10.4% of its marketable equity securities.

Securities not readily marketable include securities for which there is no market on a securities exchange and no independent publicly quoted market. These securities at May 31, 1999 were $439,266 at fair value with a cost of $380,060.

(5)  MARGIN ACCOUNTS PAYABLE TO BROKER-DEALERS

The Company had no margin accounts payable to broker-dealers as of May 31, 1999, but had $1,442,298 payable as of May 31, 1998. These accounts bear interest at variable rates which averaged approximately 7.8% at May 31, 1998. These margin accounts were secured by the securities held by broker-dealers.

(6)  RELATED PARTY TRANSACTIONS

Operating Expenses

The Company and Shareholderdirect.com are under common management. Certain expenses are paid by the Company and allocated to Shareholderdirect.com based upon predetermined percentages as approved by the officers of the Companies. Operating expenses in the allocation are primarily salaries and benefits. Total expenses allocated to Shareholderdirect.com were $38,000 and $46,991 for the quarters ended May 31, 1999 and 1998, respectively.

(7)  INCOME TAXES

The Company files a consolidated Federal income tax return. It is the policy of the Parent to allocate the consolidated tax provision to subsidiaries as if each subsidiary's tax liability or benefit were determined on a separate company basis. As part of the consolidated group, subsidiaries transfer to the Parent their current Federal tax liability or assets.

The provisions for income taxes for the quarters ended May 31, 1999 and 1998 are composed of the following:
                                                 1999                  1998
Current income taxes                          $ 250,000             $  10,000
Deferred income taxes                           (85,000)              490,000
Provision for income taxes                    $ 165,000             $ 500,000

Deferred tax assets and liabilities consist of the following at May
31, 1999 and 1998:
                                                 1999                  1998
Deferred tax benefit of NOL carryforward      $   1,500           $   260,000
Deferred tax liabilities on unrealized gains
    on securities owned                        (982,500)           (2,000,000)
Deferred taxes                                $(981,000)          $(1,740,000)

(8)  OPERATING LEASES

The Company leases certain facilities, a vehicle and office
equipment under operating leases.  Total lease expenses were approximately $158,000 in fiscal year ended February 28, 1999. The future minimum lease payments under existing leases are as follows:
                                     Amount
                    2000            $ 169,200
                    2001              142,400
                    2002              122,800
                    2003               51,100
                                    $ 485,500

(9) EMPLOYEE INCENTIVE PLANS

Incentive Compensation Plan

All full-time executive employees of the Company are eligible to participate in the Banc Stock Group Incentive Compensation Plan. The Plan provides that a bonus fund will be established in an amount equal to 20% of the pre-tax realized profits of the Company in excess of a 15% pre-tax return on equity. The amount of the bonus fund is calculated each fiscal quarter on a cumulative basis. The allocation of the bonus fund is to be made by the President of the Company. The Company did not incur any expense under the Plan for the quarter ended May 31, 1999 but provided $115,000 for the quarter ended May 31, 1998.

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

Effective March 29, 1999, 2,000 warrants which vest immediately were granted to consultants to the Company with ten year terms and exercise prices of $4.44.

Effective May 14, 1999, 83,250 options which vest immediately and 83,250 options which vest over five years, were granted under this plan to employees and brokers with ten year terms and exercise prices of $4.50.

Effective May 14, 1999, 80,000 warrants which vest immediately were granted to directors and a consultant with ten year terms and exercise prices of $4.50.

The Company applies Accounting Principles Board Opinion 25 and related Interpretations in accounting for its plans.  Accordingly, no compensation cost has been recognized for its fixed stock option plans and for warrants issued to directors. Compensation expense is recorded for warrants issued to consultants based on the fair value of the warrants, as computed in accordance with Statement of Financial Accounting Standards No. 123 (FAS 123). Had compensation cost for all of the Company's stock-based compensation plans been determined in accordance with FAS 123, at the grant dates for awards under those plans, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated
below:
                                                Quarter Ended
                                        May 31, 1999        May 31, 1998
Net income (loss)
                         As reported      $356,102           $  989,197
                         Pro forma       ($252,659)         ($1,154,471)

Basic earnings per share
                         As reported        $ 0.04               $ 0.12
                         Pro forma         ($ 0.03)              ($0.14)

Diluted earnings per share
                         As reported        $ 0.04               $ 0.11
                         Pro forma         ($ 0.03)              ($0.13)

To make the computations of pro forma results under FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield for all years and expected lives of ten years. For fiscal 2000, the average expected volatility is 49%, and the average assumed risk-free interest rate is 5.97%. The options and warrants granted under these plans are not registered and, accordingly, there is no quoted market price.

A summary of the status of the Company's stock option and warrants plans as of May 31, 1999 and changes during the quarter is presented below:

                                     Options                  Warrants
                                              Exercise                Exercise
                                Shares        Price        Shares     Price

Outstanding March 1,  1999      951,010       $ 6.098      243,000    $ 6.118
Granted                         166,500       $ 4.500       82,000    $ 4.499
Exercised                        (2,500)      $ 2.125
Forfeited                        (2,500)      $ 2.125
Outstanding May 31, 1999      1,112,510       $ 5.872      325,000    $ 5.710

Exercisable May 31, 1999        753,256       $ 5.511      323,800    $ 5.713

Weighted-average fair value
   of options and warrants
   granted during the quarter,
   computed in accordance
   with FAS 123                               $ 3.083                 $ 3.081

The following table summarizes information about fixed stock options and warrants outstanding at May 31, 1999:
                                      Options         Warrants
Number outstanding                   1,112,510         325,000
Weighted-average remaining
   contractual life in years                 7.76            8.12
Weighted-average exercise price             $5.872          $5.710
Number exercisable                     753,256         323,800

(10)  REGULATORY REQUIREMENTS

BSFS is subject to the uniform net capital rule of the Securities and Exchange Commission (Rule 15c3-1), which requires that the ratio of "aggregate indebtedness" to "net capital" not exceed 15 to 1 (as those terms are defined by the Rule). BSFS had net capital of $1,765,898 as of May 31, 1999, which was in excess of its required minimum net capital of $100,000. The ratio of aggregate indebtedness to net capital was 0.6 to 1 as of May 31, 1999. BSFS is also subject to regulations of the District of Columbia and thirty states in which it is registered as a licensed broker-dealer.

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

In the normal course of business, the Company's NASD broker-dealer subsidiary is a market maker for a limited number of community bank stocks and quotes bid and ask prices for those stocks. In the event of sudden price movements, the subsidiary may be required to honor a quote at an undesirable price. The subsidiary controls this risk by monitoring markets closely and updating quotes as required and generally limits its quotes to 100 or 200 shares of a given bank stock.

In the normal course of business, the Company periodically sells securities not yet purchased (short sales) for its own account and writes options. The establishment of short positions and option contracts expose the Company to off-balance sheet market risks in the event prices change, as the Company may be obligated to cover such positions at a loss. At May 31, 1999, the Company had no short security positions, the Company had not written any option contracts and did not own any options. The Company did not experience any credit losses due to the failure of any counterparties to perform during the quarter ended May 31, 1999. Senior management of the Company is responsible for reviewing trading positions, exposures, profits and losses, trading strategies and hedging strategies on a daily basis.

The Company's significant industry concentration, which arises within its normal course of business activities, is with financial institutions for bank securities transactions.

(12) SEGMENT INFORMATION

Description of the types of services from which each reportable segment derives its revenues

The Banc Stock Group, Inc., has five reportable segments: Research, Mutual Fund Advisor, Brokerage, Investment Banking and Trading Portfolio. Research provides bank valuation services and financial research of small-capitalization community bank stocks. The Mutual Fund Advisor is the investment advisor to The Banc Stock Group Fund, a diversified, open-end mutual fund. Brokerage provides private portfolio management and brokerage services to individual and institutional investors. The investment banking division raises capital via underwritings for de novo banks and initial public offerings (IPO's) for established community banks. Trading Portfolio is a segment designed to isolate the market volatility of community bank stocks from the performance of other business segments to aid the operating decision makers in deciding how to allocate resources and in assessing performance. Revenue is generated in the Trading Portfolio from trading profits and losses on the Company's portfolios of community bank stocks.

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

Financial information for the quarter ended May 31, 1999

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

                               Mutual
                                Fund             Investment  Trading
                      Research Advisor Brokerage  Banking   Portfolio Combined
Revenue from
external customers:

 Trading Profits(Losses)               $249,403            $211,167   $460,570

 Fees & Commissions           $96,074   661,641               6,672    764,387

 Investment banking  $2,500             181,914  $127,713              312,127

 Dividends                                4,574              44,417     48,991

Intersegment revenues                                                       _

Interest revenue                          6,236               4,819     11,055

Interest expense                            739                 481      1,220

Depreciation and
amortization          3,917    3,917     12,548    4,007                24,389

Segment income
(loss) before taxes(102,364)(111,924)   536,125  (56,650)   260,115    525,302

Equity in net
earnings of
affiliated company                                           (4,200)    (4,200)

Segment assets       57,448  102,309  3,095,471  144,418 11,255,994
14,655,640


Expenditures for
segment assets        5,947    5,947      5,947    5,947                23,788


Financial information for the quarter ended May 31, 1998

Financial information for each reportable segment is shown below.
The Company does not operate, or hold assets, in any foreign country. The Company does not have any single customer generating 10% or more of revenue.

                             Mutual
                              Fund            Investment  Trading
                    Research Advisor Brokerage Banking Portfolio Combined Revenue from external customers:

 Trading Profits
  (Losses)                            $279,417           $1,106,857 $1,386,274

 Fees & Commissions          $111,227  878,152               14,726  1,004,105

 Investment banking  $8,350            270,833  $169,271               448,454

 Dividends                               7,969               37,477     45,446

Intersegment revenues                                                     _

Interest revenue                         5,751                3,819      9,570

Interest expense                         9,288                6,200     15,488

Depreciation and
amortization          3,381     3,381   12,101     3,381                22,244

Segment income
(loss) before taxes (60,454)  (22,370)  721,608 (334,007) 1,156,679  1,461,457

Equity in net earnings of
affiliated company                                           27,740     27,740

Segment assets       56,836   109,887 2,332,685  570,101 15,220,696 18,290,206

Expenditures for
segment assets        3,212     3,212     3,213    3,213                12,850


ITEM 2:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Quarter Ended May 31, 1999, Compared to the Quarter Ended May 31, 1998

Revenues for the quarter ended May 31, 1999 decreased to $1,597,130 compared to $2,893,849 for the quarter ended May 31, 1998, a decrease of 45%. This decrease results primarily from decreases in revenue from trading profits, management fees and commissions and investment banking.

Revenues from trading profits were $460,570 for the quarter ended
May 31, 1999 compared to $1,386,274 for the quarter ended May 31, 1998, a decrease of 67%. This represents an annual rate of return on the average portfolio of 16% for the quarter ended May 31, 1999 compared to 38% for the quarter ended May 31, 1998 due primarily to decreases in market values. Market values in the small-capitalization banking sector experienced a significant correction in the second fiscal quarter of 1998 and have not recovered significantly through May 31, 1999. While management of the Company believes that its investment strategies remain sound, the Company's trading portfolios are subject to fluctuations based on world wide equity markets, and specifically, to volatility in the banking sector. Management is unable to predict how fluctuations will impact the performance of its trading portfolios.

The Company generated management fees and commission revenue of $764,387 for the quarter ended May 31, 1999 compared to $1,004,105 for the quarter ended May 31, 1998, a decrease of 24%. The decrease is primarily attributable to depressed market values in the community banking sector which reduces asset values on which management fees are based and reduces the buying and selling activity in commission generating retail accounts.

Revenues from investment banking for the quarter ended May 31, 1999 decreased to $312,127 compared to $448,454 for the quarter ended May 31, 1998, a decrease of 30%. Investment banking revenue is recorded upon completion of the underwriting. Therefore, the revenue for the two quarters reflect the transactions completed during the respective quarters.

Operating expenses for the quarter ended May 31, 1999, decreased to $1,071,828 compared to $1,432,392 for the quarter ended May 31, 1998, a decrease of 25%. Brokers' commission expenses decreased to $347,398 for the quarter ended May 31, 1999 compared to $759,713 for the quarter ended May 31, 1998, a decrease of 54%. This decrease results from commission expenses related to management fees and commission revenue discussed above. Salaries, benefits, and payroll taxes increased to $233,875 for the quarter ended May 31, 1999 compared to $134,348 for the quarter ended May 31, 1998, an increase of 74%. This increase reflects management's decision to increase staffing levels to establish additional revenue sources in the future. Accrued incentive compensation decreased to zero for the quarter ended May 31, 1999 compared to $199,909 for the quarter ended May 31, 1998, a decrease of 100%. Incentive compensation was not accrued because year to date profit does not exceed a 15% return on shareholders' equity, the threshold for accruals under the plan. Professional fees increased to $147,791 for the quarter ended May 31, 1999 compared to $110,581 for the quarter ended May 31, 1998, an increase of 34%. This increase is the result of the award of stock warrants to certain consultants to the Company. These stock warrants were expensed at the date of grant based on the fair value determined by the Black-Scholes option-pricing model. General and administrative expenses increased to $341,545 for the quarter ended May 31, 1999 compared to $212,353 for the quarter ended May 31, 1998, an increase of 61%. This increase is primarily the result of costs incurred to establish the Company's world wide web site on the Internet, and advertising and printing costs.

Shareholderdirect.com, Inc., is an Ohio corporation establishing an electronic stock information service and alternative trading system. It is separately owned but under common management with the Company. The Company currently holds 16% of the outstanding common stock. The name of the company was changed to Shareholderdirect.com effective June 24, 1999. The Company's
investment  is accounted for on the equity method.   Equity in
Shareholderdirect.com's earnings was a loss of $4,200 for the quarter ended May 31, 1999 compared to earnings of $27,740 for the quarter ended May 31, 1998.

Liquidity and Capital Resources

Approximately 33% of the value of the Company's trading portfolio is comprised of small bank stocks which are thinly traded and there can be no assurance that active markets will develop. The failure of such markets to develop could negatively affect the Company's operations and financial condition. Approximately 67% of the Company's trading portfolio is readily marketable, providing a high degree of liquidity. Investments in bank securities traded on national securities markets and securities not traded on national securities markets, but with readily ascertainable market values are valued at market value. Other bank securities for which market quotations are not readily available, due to infrequency of transactions, are valued at fair value as determined in good faith by management of the Company. While management employs objective criteria to ascertain these values, there is no independent benchmark by which the values assigned by management can be judged.

As of May 31, 1999 and 1998, the Company had working capital of approximately $12,000,000. Working capital includes cash, securities owned and accounts and notes receivable, net of all liabilities except deferred taxes. The Company has no long term debt.

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

In the normal course of business, the Company's NASD broker-dealer subsidiary is a market maker for a limited number of community bank stocks and quotes bid and ask prices for those stocks. In the event of sudden price movements, the subsidiary may be required to honor a quote at an undesirable price. The subsidiary controls this risk by monitoring markets closely and updating quotes as required and generally limits its quotes to 100 or 200 shares of a given bank stock.

In the normal course of business, the Company periodically sells securities not yet purchased (short sales) for its own account and writes options. The establishment of short positions and option contracts expose the Company to off-balance sheet market risks in the event prices change, as the Company may be obligated to cover such positions at a loss.

At May 31, 1999, the Company had no short security positions.
Short security positions do not expose the Company to credit risk since the counterparty is not obligated to perform.

At May 31, 1999, the Company had not written any option contracts. Short option positions do not expose the Company to credit risk since the counterparty is not obligated to perform.

The Company did not own any options as of May 31, 1999.  The
Company did not experience any credit losses due to the failure of any counterparties to perform during the quarter ended May 31, 1999. Senior management of the Company is responsible for reviewing trading positions, exposures, profits and losses, trading strategies and hedging strategies on a daily basis.

The Company's most significant industry concentration, which arises within its normal course of business activities, is with financial institutions for bank securities transactions.

The net cash balance increased $1,329,789 during the quarter ended May 31, 1999. Net cash provided by operating activities was $1,352,461. The primary source of this cash flow was liquidation of certain securities in the trading portfolio and the result of unrealized losses which are included in net income but do not use cash. These sources of cash flow were offset by operating activities, primarily a decrease in unearned commissions.

Investing activities used $21,438 of cash during the quarter ended May 31, 1999, with the primary use being the purchase of computer equipment.

Financing activities used $1,234 of cash during the quarter ended
May 31, 1999, primarily to make advances to affiliates.

Historically, the operations of the Company have been funded by returns on investments, raising of capital, and limited bank financing. Recently, the Company has diversified its revenue sources primarily by adding an investment banking division and market making activities. Management believes that the Company's existing resources, including available cash and cash provided by operating activities, will be sufficient to satisfy its working capital requirements in the foreseeable future. However, no assurance can be given that additional funds will not be required. To the extent that returns on investments are less than or expenses are greater than anticipated, the Company may be required to reduce its activities, liquidate inventory or seek additional financing. This financing may not be available on acceptable terms, if at all. No significant capital expenditures are expected in the foreseeable future, except that the Company, as part of its strategic and operational planning, continues to explore options to expand its capital base to support market making activities.

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

Management has initiated a program to evaluate continuity of the
Company's information systems and application software for the Year
2000.  Critical application software utilized by the Company is furnished primarily by third-party vendors.  Management is working
with these vendors to evaluate these systems.   No significant
incremental costs are expected to be incurred in connection with this process. Additionally, management is involved in a program to evaluate personal computer applications for Year 2000 compliance.
The cost of this program is not expected to be material and will utilize existing information technology resources. There may be providers of significant services on which the Company relies, such as utilities, which are unwilling or unable to provide information regarding their Year 2000 preparedness. If critical information systems fail to distinguish the year 2000 from 1900, the Company's normal operations could be disrupted. The Company is continuing to develop contingency plans, including procedures for alternative processing and communications, in an attempt to reduce the impact of any disruptions. However, such disruptions could materially and adversely affect the Company's financial results. Management believes its Year 2000 compliance program and related contingency plans will provide reasonable, but not absolute, assurance that information systems will function adequately in the Year 2000.

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

Forward-looking Statements

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated operating results, prospects for new lines of business, technological developments, economic trends (including interest rates and market volatility), expected transactions and similar matters. The
Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements, and the purpose of this paragraph is to secure the use of the safe harbor. While the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate, and accordingly, actual results and experiences could differ materially from the anticipated results or other expectations expressed by the Company in its forward-looking statements. Factors that could cause actual results or experiences to differ from results discussed in the forward-looking statements include, but are not limited to: economic conditions; volatility and direction of interest rates or market values of trading securities; governmental legislation and regulation; and other risks identified, from time-to-time in the Company's other public documents on file with the SEC.

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

                   THE BANC STOCK GROUP, INC.
                          (Registrant)


Date     July 13, 1999                  /S/ Michael E. Guirlinger
                                        Michael E. Guirlinger
                                        President, Treasurer and
                                        Chief Executive Officer

Date     July 13, 1999                  /S/ Jeffrey C. Barton
                                        Jeffrey C. Barton
                                        Chief Financial Officer

                     Financial Data Schedule