Form 10QSB
period 1999-08-31
BANC STOCK GROUP INC
filed 1999-10-13
CIK 909108

U.S. Securities and Exchange Commission
                      Washington D.C. 20549

                           Form 10-QSB

    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
     For the quarterly period ended August 31, 1999

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

  State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 1999:
           CLASS                      NUMBER OF SHARES
   Class A shares, No Par Value          8,216,817
   Class C shares, No Par Value            240,000

     TRADITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE)

        Yes     X                 No



          THE BANC STOCK GROUP, INC. AND SUBSIDIARIES

                              INDEX

     PAGE

     Part I Financial Information:

       Item 1.  Consolidated Financial Statements         3-7

       Notes to Consolidated Financial Statements        8-20

       Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations                              21-27

     Part II Other Information:

       Item  1 through Item 6                              28

     Signatures                                            29

           THE BANC STOCK GROUP, INC. AND SUBSIDIARIES

                              PART I

                      FINANCIAL INFORMATION


ITEM 1.Financial Statements

The accompanying consolidated financial statements of The Banc Stock Group, Inc. are unaudited but, in the opinion of management, reflect all adjustments (which include only normal recurring accruals) necessary to present fairly such information for the periods and at the dates indicated and to make the consolidated financial statements not misleading. The results of operations for the period ended August 31, 1999 may not be indicative of the results of operations for the year ending February 29, 2000. Since the accompanying consolidated financial statements have been prepared in accordance with Item 310 of Regulation S-B, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Annual Report.

                THE BANC STOCK GROUP, INC. and SUBSIDIARIES
               CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                          AS OF AUGUST 31, 1999

                               (UNAUDITED)

                                  ASSETS
Cash                                                          $      3,765,628
Trading portfolio:
       Marketable equity securities, at market value                 8,489,411
       Not readily marketable equity securities, at estimated fair     439,281
       value
Mortgage participation notes, at market value                          163,000
Accounts receivable:

       Affiliates                                                       55,428
       Clients                                                         140,084
       Clearing organization and other                                  67,669
Notes and interest receivable                                            5,100
Equity investment in Shareholderdirect.com                             513,910
Property and equipment, net of accumulated depreciation of $186,793    221,650
Goodwill, net of accumulated amortization of $281,153                  348,814
Deposits and other                                                     203,694

               Total assets                                   $     14,413,669

                                LIABILITIES

Unearned commissions                                          $        124,000
Accounts payable to broker-dealers and other                            51,185
Securities sold not yet purchased                                       25,683
Accrued expenses                                                       509,747
Deferred taxes                                                         651,000

               Total liabilities                                     1,361,615

                            SHAREHOLDERS' EQUITY

Preference stock, 50,000,000 shares authorized,                           -
               none issued or outstanding
Common stock:
       Class A, no par value, 149,760,000 shares authorized,
               8,519,862 shares issued and 8,216,817 shares outs     9,271,646
       Class C, no par value, 240,000 shares
               authorized, issued and outstanding
       Treasury stock, at cost
               (303,045 Class A shares)                               (385,403)
Retained earnings                                                    4,165,811

               Total shareholders' equity                           13,052,054

               Total liabilities and shareholders' equity     $     14,413,669


The accompanying notes are an integral part of these consolidated financial statements.



                  THE BANC STOCK GROUP, INC. and SUBSIDIARIES
                    CONSOLIDATED STATEMENTS of OPERATIONS
              FOR THE SIX  MONTHS ENDED AUGUST  31, 1999 and 1998

                                   (UNAUDITED)




                                   6 Months Ended          3 Months Ended
                            AUGUST 1999   AUGUST 1998  AUGUST 1999 AUGUST 1998

REVENUES:
    Trading profits   $   748,063 $  (1,009,970)   $    287,493 $  (2,396,244)
            (losses)
    Management fees     1,445,442     1,978,229         681,053        974,124
      and Commissions
    Investment banking    312,127       920,867               -        472,413
    Dividends             117,667        94,157          68,676         48,711
    Interest & other       21,163        18,143          10,108          8,573

      Total revenues    2,644,462     2,001,426       1,047,330      (892,423)

EXPENSES:
    Brokers' commission   595,898     1,448,859         248,500        689,146
    Salaries, benefits    515,153       338,403         281,278        178,146
      and payroll taxes
    Accrued incentive       -             -               -          (174,000)
      compensation
    Professional fees     233,256       216,709           85,465       106,128
    Interest                1,521        32,795              301        17,307
    General and           612,572       418,457          271,027       206,104
      administrative
        Total expenses  1,958,400     2,455,223          886,571     1,022,831

INCOME (LOSS) BEFORE      686,062      (453,797)         160,759   (1,915,254)
        TAXES
INCOME TAX PROVISION      210,000      (100,000)          45,000     (600,000)
        (CREDIT)
INCOME (LOSS) BEFORE
EQUITY IN NET EARNINGS    476,062      (353,797)          115,759  (1,315,254)
OF AFFILIATED COMPANY
Equity in net earnings    (13,010)     (109,000)           (8,810)   (136,740)
   (losses) of Shareholderdirect.com

NET INCOME (LOSS)     $    463,052   $  (462,797)       $  106,949 $(1,451,994)



    BASIC EARNINGS    $       0.05   $     (0.05)       $     0.01 $    (0.17)
     (LOSS) PER SHARE

    DILUTED EARNINGS  $       0.05   $     (0.05)       $     0.01 $    (0.17)
     (LOSS) PER SHARE

The accompanying notes are an integral part of these consolidated financial statements.

                     THE BANC STOCK GROUP, INC. and SUBSIDIARIES
             CONSOLIDATED STATEMENTS of CHANGES in SHAREHOLDERS' EQUITY
                       FOR THE SIX MONTHS ENDED AUGUST 31, 1999

                                      (UNAUDITED)


                                           Treasury      Retained
                         Class A   Class C   Stock       Earnings    Total

Balance at 02/28/99    $9,190,419    -    ($385,403)   $3,702,759 $12,507,775

Exercise of stock          13,600    -         -           -           13,600
       options
Issuance of                67,627    -         -           -           67,627
       warrants
Net income                    -      -         -          463,052     463,052

Balance at 08/31/99    $9,271,646    -     ($385,403)  $4,165,811 $13,052,054


The accompanying notes are an integral part of these consolidated financial statements.


                   THE BANC STOCK GROUP, INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS of CASH FLOWS
                FOR THE SIX MONTHS ENDED AUGUST 31, 1999 and 1998

                                   (UNAUDITED)
                                                         1999         1998
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                    $     463,052 $    989,197
    Adjustments to reconcile net income
        to net cash provided by (used in)
        operating activities:
        Depreciation and amortization                    49,054       22,244
        Warrants granted to consultants                  67,627            -
        Deferred taxes                                 (415,000)     490,000
        Equity in undistributed earnings                 13,010      (27,740)
            (losses) of Shareholderdirect.com
        Unrealized loss (gain)                        1,231,182   (1,132,315)
        (Increase) decrease in certain assets-
             Trading profits, net                     2,080,166   (1,211,742)
             Mortgage participation notes                14,000            -
             Accounts receivable clients                (77,132)    (513,265)
             Other accounts receivable                  200,036       10,778
             Other assets                                11,203      (52,028)
        Increase (decrease) in certain liabilities-
             Securities sold not yet purchased           25,683            -
             Margin accounts payable to broker-dealers    -        1,175,391
             Unearned commissions                      (143,300)      49,450
             Accounts payable to broker-dealers          44,598      233,526
               and other
             Accrued expenses and other                 (80,363)    (412,788)
               Net cash provided by (used in)         3,483,816     (379,292)
                   operating activities

CASH FLOWS FROM INVESTING ACTIVITIES:
    Collections of notes receivable                       -              825
    Issuance of notes receivable                         (2,000)      (3,815)
    Collection of dividends receivabl                        -        25,000
    Purchase of property and equipment                  (47,592)     (12,850)

              Net cash (used in) provided by            (49,592)       9,160
                   investing activities

CASH FLOWS FROM FINANCING ACTIVITIES:
    Exercise of stock options                            13,600        1,426
    Advances from affiliates                             10,140       69,840
    Advances to affiliates                              (24,668)    (123,700)
              Net cash used in financing activities        (928)     (52,434)

NET INCREASE (DECREASE) IN CASH                       3,433,296     (422,566)

CASH, BEGINNING OF PERIOD                               332,332      471,756

CASH, END OF PERIOD                               $   3,765,628 $     49,190


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                                                           1999         1998
    Cash paid during the period for:
        Interest                                  $       1,521 $     15,488
        Income Taxes                                    450,000       50,000


The accompanying notes are an integral part of these consolidated financial statements.

                               THE BANC STOCK GROUP, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  AUGUST 31, 1999


(1)  ORGANIZATION AND NATURE OF BUSINESS

The Banc Stock Group, Inc. (the Company) is a Florida corporation incorporated in April, 1990. The Company has three wholly-owned subsidiary operating companies.

Banc Stock Financial Services, Inc. (BSFS), an Ohio corporation, is an NASD registered broker-dealer specializing in the trading of bank stocks nationwide. BSFS is registered with the Securities and Exchange Commission and the securities commissions of thirty states, including Ohio. BSFS trades securities on a fully-disclosed basis and clears customer transactions through an unaffiliated broker-dealer which also maintains the customer accounts. BSFS is also a registered investment adviser offering
advisory accounts to qualified investors.   BSFS derives a
significant portion of its revenues from providing private portfolio management and brokerage services and investment banking services.

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

Earnings Per Share

Basic and diluted earnings per common share are computed in accordance with Statement of Financial Accounting Standards No.
128, "Earnings per Share." A reconciliation of the numerators and denominators used in these calculations is shown below:

                               For the Six Months Ended August 31,1999
                              Net Income        Shares          Per-Share
                              (Numerator)   (Denominator)       Amount
     Basic Earnings             $463,052      8,453,737          $ .05
     Effect of Dilutive
              Securities:
     Assumed exercise of:
          Stock Options                         282,040           (.00)
          Warrants                               74,963           (.00)
      Diluted Earnings          $463,052      8,810,740          $ .05

                               For the Quarter Ended August 31, 1999
                              Net Income        Shares          Per-Share
                              (Numerator)   (Denominator)       Amount
     Basic Earnings             $106,949      8,456,159          $ .01
     Effect of Dilutive
              Securities:
     Assumed exercise of:
          Stock Options                         253,983           (.00)
          Warrants                               67,148           (.00)
      Diluted Earnings          $106,949      8,777,290          $ .01

                              For the Six Months Ended August 31, 1998
                               Net Loss          Shares          Per-Share
                             (Numerator)     (Denominator)       Amount
     Basic Earnings (Loss)    ($462,797)      8,424,959          ($ .05)

     Diluted Earnings (Loss)  ($462,797)      8,424,959          ($ .05)

Stock options and warrants have not been included in the denominator of the diluted per-share computation because the effect of their inclusion would be antidilutive.

                               For the Quarter Ended August 31, 1998
                                Net Loss          Shares          Per-Share
                              (Numerator)     (Denominator)       Amount
     Basic Earnings (Loss)   ($1,451,994)      8,430,635          ($ .17)

     Diluted Earnings (Loss) ($1,451,994)      8,430,635          ($ .17)

Stock options and warrants have not been included in the denominator of the diluted per-share computation because the effect of their inclusion would be antidilutive.

Equity Investment in Shareholderdirect.com, Inc.

Shareholderdirect.com, Inc., (SDDC) is an Ohio corporation establishing an electronic stock information service and alternative trading system. SDDC is under common management with the Company. The Company currently holds 16% of the outstanding common stock of SDDC. The Company's investment in SDDC is accounted for on the equity method. Shareholderdirect.com was formerly named The Banc Stock Exchange of America, Inc.

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

(4) TRADING PORTFOLIO

Marketable equity securities at August 31, 1999 consist of bank stocks at market value, as follows:

         Traded on national securities markets       $ 5,007,237
         Not traded on national securities
           markets, but with readily ascertainable
           market value                                3,482,174
               Total marketable equity securities    $ 8,489,411

As of August 31, 1999, the Company had one investment representing 12% of its marketable equity securities.

Securities not readily marketable include securities for which there is no market on a securities exchange and no independent publicly quoted market. These securities at August 31, 1999 were $439,281 at fair value with a cost of $383,560.

(5)  MARGIN ACCOUNTS PAYABLE TO BROKER-DEALERS

The Company had no margin accounts payable to broker-dealers as of August 31, 1999, but had $182,667 payable as of August 31, 1998.
The variable rates of interest on these accounts averaged 7.8% at August 31, 1998. These margin accounts were secured by the respective securities held by broker-dealers.

(6)  RELATED PARTY TRANSACTIONS

The Company and Shareholderdirect.com (SDDC) are under common management. Certain expenses are paid by the Company and allocated to SDDC based upon predetermined percentages as approved by the officers of the Companies. Operating expenses in the allocation are primarily salaries and benefits. Total expenses allocated to SDDC were $81,870 and $89,787 for the six months ended August 31, 1999 and 1998, respectively.


(7)  INCOME TAXES

The Company files a consolidated Federal income tax return. It is the policy of the Parent to allocate the consolidated tax provision to subsidiaries as if each subsidiary's tax liability or benefit were determined on a separate company basis. As part of the consolidated group, subsidiaries transfer to the Parent their current Federal tax liability or assets.

The provision for income taxes for the six months ended August 31, 1999 and 1998 are composed of the following:


                                                   1999           1998

Current income taxes                            $625,000        $50,000
Deferred income taxes                           (415,000)      (150,000)
Provision for income taxes                      $210,000      ($100,000)

Deferred tax assets and liabilities consist of the following at August 31, 1999 and 1998:

                                                   1999          1998

Deferred tax benefit of NOL carryforward          $1,500       $10,000
Deferred tax liabilities on
unrealized gains on securities owned            (652,500)   (1,110,000)
Deferred taxes                                 ($651,000)  ($1,100,000)


(8)  OPERATING LEASES

The Company leases certain facilities, a vehicle and office equipment under operating leases. Total lease expenses were approximately $158,000 in the fiscal year ended February 28, 1999. The future minimum lease payments under existing leases are as follows:

                                                           Amount

                                          2000           $169,200
                                          2001            142,400
                                          2002            122,800
                                          2003             51,100
                                                         $485,500


(9) EMPLOYEE INCENTIVE PLANS

Incentive Compensation Plan

All full-time executive employees of the Company are eligible to participate in The Banc Stock Group Incentive Compensation Plan. The Plan provides that a bonus fund will be established in an amount equal to 20% of the pre-tax realized profits of the Company in excess of a 15% pre-tax return on equity. The amount of the bonus fund is calculated each fiscal quarter on a cumulative basis. The allocation of the bonus fund is to be made by the President of the Company. The Company did not incur any expense under the Plan for the year ended February 28, 1999 and no expense has been provided for the six months ended August 31, 1999.

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

The Company applies Accounting Principles Board Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and warrants, except for warrants issued to consultants. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value, as computed in accordance with Statement of Financial Accounting Standards No. 123 (FAS 123), at the grant dates for awards under those plans, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                Six Months Ended
                                    August 31, 1999  August 31, 1998

Net income (loss)
                      As reported      $463,052        ($462,797)
                      Pro forma       ($ 29,455)     ($2,794,479)

Basic Earnings per share

                      As reported        $ 0.05           ($ 0.05)
                      Pro forma          $ 0.00           ($ 0.33)

Diluted earnings per share

                      As reported        $ 0.05           ($ 0.05)
                      Pro forma          $ 0.00           ($ 0.33)


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

A summary of the status of the Company's stock option and warrants plans as of August 31, 1999 and changes during the six months then ended, is presented below:

                                       Options            Warrants
                                           Exercise          Exercise
                                    Shares   Price    Shares   Price

Outstanding March 1, 1999          951,010   $6.098   243,000  $6.118
Granted                            167,500   $4.499    82,000  $4.499
Exercised                           (6,400)  $2.125
Forfeited                           (2,500)  $4.145
Expired unexercised                   (600) $14.750

Outstanding August 31, 1999      1,109,010   $5.879   325,000  $5.710

Exercisable August 31, 1999        749,256   $5.520   323,800  $5.713

Weighted-average fair
value of options and
warrants granted during
the six months, computed
in accordance with FAS 123                   $3.083            $3.081


The following table summarizes information about fixed stock options and warrants outstanding at August 31, 1999:

                                             Options           Warrants
Number outstanding                          1,109,010           325,000
Weighted-average
remaining contractual
life in years                                        7.514             7.871
Weighted-average exercise price                     $5.879            $5.710
Number exercisable                             749,256           323,800

(10)  REGULATORY REQUIREMENTS

BSFS is subject to the uniform net capital rule of the Securities and Exchange Commission (Rule 15c3-1), which requires that the ratio of "aggregate indebtedness" to "net capital" not exceed 15 to 1 (as those terms are defined by the Rule). BSFS had net capital of $1,782,946 as of August 31, 1999, which was in excess of its required minimum net capital of $112,500. The ratio of aggregate indebtedness to net capital was .3 to 1 as of August 31, 1999. BSFS is also subject to regulations of the District of Columbia and thirty states in which it is registered as a licensed broker-dealer.

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

In the normal course of business, the Company periodically sells securities not yet purchased (short sales) for its own account and writes options. The establishment of short positions and option contracts expose the Company to off-balance sheet market risks in the event prices change, as the Company may be obligated to cover such positions at a loss. At August 31, 1999, the Company had $25,683 in short security positions, the Company had purchased option put contracts but had not written any option contracts. The Company did not experience any credit losses due to the failure of any counterparties to perform during the six months ended August 31, 1999. Senior management of the Company is responsible for reviewing trading positions, exposures, profits and losses, trading strategies and hedging strategies on a daily basis.

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

Financial information for the six months ended August 31, 1999

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


                                Mutual
                                Fund             Investment  Trading
                       Research Advisor Brokerage  Banking  Portfolio Combined

Revenue from
external customers:
   Trading Profits
          (Losses)                     $231,654            $516,409  $748,063
   Fees & Commissions        $169,270 1,262,655              13,515 1,445,440
   Investment banking $2,500            164,995 $144,632              312,127
   Dividends                              9,014             108,653   117,667
Intersegment revenues                                                   None
Interest revenue                         11,619               9,544    21,163
Interest expense                            835                 686     1,521
Depreciation and
amortization           7,903    7,903    25,165    8,083               49,054
Segment income (loss)
  before taxes      (182,096)(221,370)  637,418 (173,418)   625,528   686,062
Equity in net
earnings of
affiliated company                                          (13,010)  (13,010)
Segment assets        59,413  117,476 2,822,588  199,497 11,214,695 14,413,669
 Expenditures for
segment assets         5,947    5,947     5,947    5,947                23,788


Financial information for the quarter ended August 31, 1999


                             Mutual
                             Fund             Investment  Trading
                    Research Advisor Brokerage  Banking  Portfolio  Combined

Revenue from
external customers:
   Trading Profits
          (Losses)                   ($17,749)            $305,242   $287,493
   Fees & Commissions        $73,196  601,015                6,842    681,053
   Investment banking                 (16,919)  $16,919
   Dividends                            4,440               64,236     68,676
Intersegment revenues                                                   None
Interest revenue                        5,383                4,725     10,108
Interest expense                           96                  205        301
Depreciation and
amortization          3,986    3,986   12,617     4,076                24,665
Segment income(loss)
  before taxes      (79,732)(109,446) 101,293  (116,768)   365,412    160,759
Equity in net
earnings of
affiliated company                                          (8,810)    (8,810)
Segment assets       59,413  117,476 2,822,588  199,497 11,214,694 14,413,668
 Expenditures for
segment assets        3,212    3,212     3,213    3,213                12,850


Financial information for the six months ended August 31, 1998

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


                              Mutual
                              Fund             Investment  Trading
                     Research Advisor Brokerage  Banking  Portfolio  Combined

Revenue from external
 customers:
   Trading Profits
         (Losses)                     ($291,116)        ($718,854)($1,009,970)
   Fees & Commissions        $240,988 1,721,181            16,060   1,978,229
   Investment banking $51,732           525,621 $343,514              920,867
   Dividends                             16,420            77,737      94,157
Intersegment revenues                                                   None
Interest revenue                         10,529             7,614      18,143
Interest expense                         19,174            13,621      32,795
Depreciation and
amortization            7,021   7,021    24,463    7,021               45,526
Segment income (loss)
  before taxes        (34,726) (7,647)  736,021 (516,382) (631,063)  (453,797)
Equity in net
earnings of
affiliated company                                        (109,000)  (109,000)
Segment assets         58,706 128,137 2,271,567  79,807 11,903,863 14,442,080
 Expenditures for
segment assets         10,929  10,929    10,929  10,929                43,716


Financial information for the quarter ended August 31, 1998

                             Mutual
                             Fund            Investment Trading
                    Research Advisor Brokerage Banking Portfolio Combined Revenue from external customers:
   Trading Profits
         (Losses)                    ($570,533)       ($1,825,711)($2,396,244)
   Fees & Commissions        $129,761  843,029              1,334     974,124
   Investment banking $43,382          254,788 $174,243               472,413
   Dividends                             8,451             40,260      48,711
Intersegment revenues                                                   None
Interest revenue                         4,778              3,795       8,573
Interest expense                         9,886              7,421      17,307
Depreciation and
amortization           3,640    3,640   12,362    3,640                23,282
Segment income (loss)
  before taxes        25,728   14,723   14,413 (182,375)(1,787,743)(1,915,254)
Equity in net
earnings of
affiliated company                                        (136,740)  (136,740)
Segment assets        58,706  128,137 2,271,567  79,807 11,903,863 14,442,080
 Expenditures for
segment assets         7,717    7,717     7,716   7,716                30,866


ITEM 2:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Six Months Ended August 31, 1999, Compared to the Six Months Ended
August 31, 1998

Revenues for the six months ended August 31, 1999 increased to $2,644,462 compared to $2,001,426 for the six months ended August
31, 1998, an increase of 32%. This increase results from increases in trading profits.

Trading profits were $748,063 for the six months ended August 31, 1999 compared to trading losses of $1,009,970 for the six months ended August 31, 1998, an increase of 174%. This represents an annual rate of return on the average portfolio of 14% for the six months ended August 31, 1999 compared to negative 14% for the six months ended August 31, 1998. These trading profits result from recovery in the equity markets, specifically the small capitalization banking sector. While management of the Company believes that its investment strategies remain sound, the Company's trading portfolios are subject to fluctuations based on world wide equity markets, and specifically, to volatility in the banking sector. Management is unable to predict how future fluctuations will impact the performance of its trading portfolios.

The Company generated management fees and commission revenue of $1,445,442 for the six months ended August 31, 1999 compared to $1,978,229 for the six months ended August 31, 1998, a decrease of 27%. The decrease is primarily attributable to depressed market values in the community banking sector which reduces asset values on which management fees are based and reduces the buying and selling activity in commission generating retail accounts.

Revenues from investment banking for the six months ended August 31, 1999 decreased to $312,127 compared to $920,867 for the six months ended August 31, 1998, a decrease of 66%. Investment banking revenue is recorded upon completion of the underwriting. Therefore, the revenue for the two six-month-periods reflect the transactions completed during the respective periods.

Operating expenses for the six months ended August 31, 1999 decreased to $1,958,400 compared to $2,455,223 for the six months ended August 31, 1998, a decrease of 20%. Brokers' commission expenses decreased to $595,898 for the six months ended August 31, 1999 compared to $1,448,859 for the six months ended August 31, 1998, a decrease of 59%. This decrease results from commission expenses related to investment banking activities and the management fees and commission revenue discussed above.
Salaries, benefits, and payroll taxes increased to $515,153 for the six months ended August 31, 1999 compared to $338,403 for the six months ended August 31, 1998, an increase of 52%. This increase reflects management's decision to increase staffing levels to establish additional revenue sources in the future. Professional fees increased to $233,256 for the six months ended August 31, 1999 compared to $216,709 for the six months ended August 31, 1998, an increase of 8%. This increase is the result of the award of stock warrants to certain consultants to the Company. These stock warrants were expensed at the date of grant based on the fair value determined by the Black-Scholes option-pricing model. Interest expense decreased to $1,521 for the six months ended August 31, 1999 compared to $32,795 for the six months ended August 31, 1998, a decrease of 95%. This decrease results from the elimination of margin positions with broker-dealers. General and administrative expenses increased to $612,572 for the six months ended August 31, 1999 compared to $418,457 for the six months ended August 31, 1998, an increase of 46%. This increase relates to additional expenditures for data information services, printing and advertising.

Shareholderdirect.com, Inc., is an Ohio corporation establishing an electronic stock information service and alternative trading system. It is separately owned but under common management with the Company. The Company currently holds 16% of the outstanding common stock. The name of the company was changed to Shareholderdirect.com effective June 24, 1999. The Company's
investment  is accounted for on the equity method.   Equity in
Shareholderdirect.com's earnings was a loss of $13,010 for the six months ended August 31, 1999 compared to a loss of $109,000 for the six months ended August 31, 1998.

Quarter Ended August 31, 1999, Compared to the Quarter Ended August
31, 1998

Revenues for the quarter ended August 31, 1999 increased to positive revenues of $1,047,330 compared to negative revenues of $892,423 for the quarter ended August 31, 1998, an increase of 217%. This increase results from increases in revenue from trading profits.

Trading profits were $287,493 for the quarter ended August 31, 1999 compared to trading losses of $2,396,244 for the quarter ended August 31, 1998, an increase of 112%. This represents an annual rate of return on the average portfolio of 11% for the quarter ended August 31, 1999 compared to a negative return of 67% for the quarter ended August 31, 1998 due primarily to recovery in market values in the small capitalization banking sector. While management of the Company believes that its investment strategies remain sound, the Company's trading portfolios are subject to fluctuations based on world wide equity markets, and specifically, to volatility in the banking sector. Management is unable to predict how future fluctuations will impact the performance of its trading portfolios.

The Company generated management fees and commission revenue of $681,053 for the quarter ended August 31, 1999 compared to $974,124 for the quarter ended August 31, 1998, a decrease of 30%. The decrease is primarily attributable to depressed market values in the community banking sector which reduces asset values on which management fees are based and reduces the buying and selling activity in commission generating retail accounts.

Revenues from investment banking for the quarter ended August 31, 1999 decreased to zero compared to $472,413 for the quarter ended August 31, 1998, a decrease of 100%. Investment banking revenue is recorded upon completion of the underwriting. There were no investment banking transactions completed during the quarter ended August 31, 1999.

Operating expenses for the quarter ended August 31, 1999 decreased to $886,571 compared to $1,022,831 for the quarter ended August 31, 1998, a decrease of 13%. Brokers' commission expenses decreased to $248,500 for the quarter ended August 31, 1999 compared to $689,146 for the quarter ended August 31, 1998, a decrease of 64%. This decrease results from commission expenses related to investment banking activities and the management fees and commission revenue discussed above. Salaries, benefits, and payroll taxes increased to $281,278 for the quarter ended August 31, 1999 compared to $178,146 for the quarter ended August 31, 1998, an increase of 58%. This increase reflects management's decision to increase staffing levels to establish additional revenue sources in the future. Professional fees decreased to $85,465 for the quarter ended August 31, 1999 compared to $106,128 for the quarter ended August 31, 1998, a decrease of 19%. This decrease relates primarily to services previously provided by consultants which are now provided in-house. Interest expense decreased to $301 for the quarter ended August 31, 1999 compared to $17,307 for the quarter ended August 31, 1998, a decrease of 98%. This decrease results from the elimination of margin positions with broker-dealers. General and administrative expenses increased to $271,027 for the quarter ended August 31, 1999 compared to $206,104 for the quarter ended August 31, 1998, an increase of 32%. This increase relates to additional expenditures for data information services, printing and advertising.

Shareholderdirect.com, Inc., is an Ohio corporation establishing an electronic stock information service and alternative trading system. It is separately owned but under common management with the Company. The Company currently holds 16% of the outstanding common stock. The name of the company was changed to Shareholderdirect.com effective June 24, 1999. The Company's
investment  is accounted for on the equity method.   Equity in
Shareholderdirect.com's earnings was a loss of $8,810 for the quarter ended August 31, 1999 compared to a loss of $136,740 for the quarter ended August 31, 1998.

Liquidity and Capital Resources

Approximately 44% of the value of the Company's trading portfolio is comprised of small bank stocks which are thinly traded and there can be no assurance that active markets will develop. The failure of such markets to develop could negatively affect the Company's operations and financial condition. Approximately 56% of the Company's trading portfolio is readily marketable. Investments in bank securities traded on national securities markets and securities not traded on national securities markets, but with readily ascertainable market values are valued at market value. Other bank securities for which market quotations are not readily available, due to infrequency of transactions, are valued at fair value as determined in good faith by management of the Company. While management employs objective criteria to ascertain these values, there is no independent benchmark by which the values assigned by management can be judged.

As of August 31, 1999, and 1998, the Company had working capital of approximately $12,000,000. Working capital includes cash, securities owned and accounts and notes receivable, net of all liabilities except deferred taxes. The Company has no long term debt.

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

At August 31, 1999, the Company had $25,683 invested in short security positions. Short security positions do not expose the Company to credit risk since the counterparty is not obligated to perform.

At August 31, 1999, the Company had purchased option put contracts but had not written any option contracts. Short option positions do not expose the Company to credit risk since the counterparty is not obligated to perform. The Company did not experience any credit losses due to the failure of any counterparties to perform during the quarter ended August 31, 1999. Senior management of the Company is responsible for reviewing trading positions, exposures, profits and losses, trading strategies and hedging strategies on a daily basis.

The Company's most significant industry concentration, which arises within its normal course of business activities, is with financial institutions for bank securities transactions.

The net cash balance increased $3,433,296 during the six months ended August 31, 1999. Net cash provided by operating activities was $3,483,816. The Company has accumulated cash in anticipation of opportunities to by community bank stocks at bargain prices later in the year.

Investing activities used $49,592 of cash during the six months ended August 31, 1999, with the primary use being the purchase of computer equipment.

Financing activities used $928 of cash during the six months ended August 31, 1999, as advances to affiliates exceeded advances from affiliates and proceeds from the exercise of stock options.

The operations of the Company are funded primarily by returns on investments and other operating revenues. Management believes that the Company's existing resources, including available cash and cash provided by operating activities, will be sufficient to satisfy its working capital requirements in the foreseeable future. However, no assurance can be given that additional funds will not be required. To the extent that returns on investments are less than or expenses are greater than anticipated, the Company may be required to reduce its activities, liquidate inventory or seek additional financing. This financing may not be available on acceptable terms, if at all. No significant capital expenditures are expected in the foreseeable future, except that the Company, as part of its strategic and operational planning, continues to explore options to expand its capital base to support market making activities.

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

Management has initiated a program to evaluate continuity of the Company's information systems and application software for the Year 2000. Critical application software utilized by the Company is furnished primarily by third-party vendors. Management worked with
these vendors to evaluate these systems.   No significant
incremental costs were incurred in connection with this process. Additionally, management evaluated personal computer applications for Year 2000 compliance. The cost of this program was not material and utilized existing information technology resources. There may be providers of significant services on which the Company relies, such as utilities, which are unwilling or unable to provide information regarding their Year 2000 preparedness. If critical information systems fail to distinguish the year 2000 from 1900, the Company's normal operations could be disrupted. The Company is continuing to develop contingency plans, including procedures for alternative processing and communications, in an attempt to reduce the impact of any disruptions. However, such disruptions could materially and adversely affect the Company's financial results. Management believes its Year 2000 compliance program and related contingency plans will provide reasonable, but not absolute, assurance that information systems will function adequately in the Year 2000.

The Company maintains substantial trading portfolios, primarily of community bank stocks. In addition, the Company or one of its subsidiaries, serves as investment advisor to The Banc Stock Group Fund, a diversified, open-end mutual fund investing primarily in community bank stocks; manages discretionary investment authority over investment accounts comprised of community bank stocks for individual and institutional investors; recommends community bank stock investments to retail customers; and manages an Ohio limited liability company investing primarily in community bank stocks. Therefore, the Year 2000 preparedness of these investee banks is important to these client investors and to the Company's trading portfolios. A critical part of the Year 2000 Compliance Program is determining the extent to which the Company or its clients are at risk because of the failure of these third-party investee community banks to address their own system requirements for the Year 2000. The Company communicated with these third-party banks to ascertain that they are addressing Year 2000 issues and are either Year 2000 compliant or expect to be compliant on a timely basis. At present, the Company has not been advised by any third-party bank of any Year 2000 problems likely to materially interfere with the bank's operations. However, not all third-party banks have been responsive to the Company's inquiries. To the extent that third-party banks did not provide satisfactory responses and the Company was unable to satisfy itself through alternative means, the Company decided to sell certain securities for portfolios under its control and recommend the same action to other clients that owned the securities. These third-party banks operate in a regulatory environment. Bank regulators generally established June 30, 1999 as a deadline for banks to have achieved Year 2000 compliance. Management believes its Year 2000 compliance program will provide reasonable, but not absolute, assurance that third-party banks with information systems unable to function adequately in the Year 2000 have been identified and removed from client and Company portfolios.

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

    Item 1.  Legal Proceedings - None

    Item 2.  Changes in Securities - None

    Item 3.  Defaults Upon Senior Securities - None

    Item 4.  Submission of Matters to a Vote of
             Security Holders -

The Annual Meeting of Shareholders was held June 24, 1999.  The
Shareholders voted on the following issues:

          a.   Election of Directors.

               The following individuals were elected to serve on the board until the Annual Meeting of Shareholders in 2002:

               Name of Director               Votes for        Votes withheld

               Roger Blackwell                7,602,967            6,800
               Sandra L. Quinn                7,606,917            2,850
               Harvey J. Thatcher             7,607,067            2,700

               The following individual was elected to serve on the board until the Annual Meeting of Shareholders in 2001:

               Name of Director               Votes for        Votes withheld

               Robert K. Butner               7,607,067            2,700

           b. Ratification of PricewaterhouseCoopers LLP to serve as independent auditors. This issue was approved with 7,608,267 votes for and 1,500 votes withheld.

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

                   THE BANC STOCK GROUP, INC.
                         (Registrant)


   Date October 13, 1999          /S/ Michael E. Guirlinger
                                      Michael E. Guirlinger
                                      President, Treasurer and
                                      Chief Executive Officer




   Date October 13, 1999         /S/  Jeffrey C. Barton
                                      Jeffrey C. Barton
                                      Vice President and
                                      Chief Financial Officer

                     Financial Data Schedule