Form 10QSB
period 1999-11-30
BANC STOCK GROUP INC
filed 2000-01-12
CIK 909108

U.S. Securities and Exchange Commission
                      Washington D.C. 20549

                           Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934
  For the quarterly period ended            November 30, 1999

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
Yes  X     No

  State the number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 1999:
           CLASS                              NUMBER OF SHARES
   Class A shares, No Par Value                  8,336,817
   Class C shares, No Par Value                    120,000

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


                              PART I

                      FINANCIAL INFORMATION


 ITEM 1.Financial Statements

The accompanying consolidated financial statements of The Banc Stock Group, Inc. are unaudited but, in the opinion of management, reflect all adjustments (which include only normal recurring accruals) necessary to present fairly such information for the periods and at the dates indicated and to make the consolidated financial statements not misleading. The results of operations for the period ended November 30, 1999, may not be indicative of the results of operations for the year ending February 29, 2000. Since the accompanying consolidated financial statements have been prepared in accordance with Item 310 of Regulation S-B, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Annual Report.

                THE BANC STOCK GROUP, INC. and SUBSIDIARIES
               CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                         AS OF NOVEMBER 30, 1999


                               (UNAUDITED)


                                  ASSETS
Cash                                                             $  3,957,158
Trading portfolio:
  Marketable equity securities, at market value                     7,599,181
  Not readily marketable equity securities, at estimated fair value   494,771
Mortgage participation notes, at market value                         249,600
Accounts receivable:
  Affiliates                                                           95,150
  Clients                                                              76,019
  Clearing organization and other                                     164,324
Interest receivable                                                    10,500
Equity investment in Shareholderonline                                463,470
Property and equipment, net of accumulated depreciation of $207,836   215,321
Goodwill, net of accumulated amortization of $289,874                 340,093
Deposits and other                                                    174,443


   Total assets                                                  $ 13,840,030


                               LIABILITIES


Unearned commissions                                             $    103,000
Accounts payable to broker-dealers and other                           21,646
Securities sold not yet purchased                                      55,214
Accrued expenses                                                      378,649
Deferred taxes                                                        567,000


   Total liabilities                                                1,125,509


                           SHAREHOLDERS' EQUITY

Preference stock, 50,000,000 shares authorized,                         -
   none issued or outstanding
Common stock:
   Class A, no par value, 149,760,000 shares authorized,
      8,519,862 shares issued and 8,216,817 shares outstanding      9,271,646
   Class C, no par value, 240,000 shares
      authorized, issued and outstanding
Treasury stock, at cost
     (303,045 Class A shares)                                        (385,403)
Retained earnings                                                   3,828,278


   Total shareholders' equity                                      12,714,521

   Total liabilities and shareholders' equity                   $  13,840,030


 The accompanying notes are an integral part of these consolidated financial statements.



                  THE BANC STOCK GROUP, INC. and SUBSIDIARIES
                     CONSOLIDATED STATEMENTS of OPERATIONS
             FOR THE NINE  MONTHS ENDED NOVEMBER 30, 1999 and 1998

                                  (UNAUDITED)


                                9 Months Ended            3 Months Ended

                               NOV. 1999 NOV. 1998     NOV. 1999 NOV. 1998

REVENUES:
 Trading profits (losses)       $   406,347 $(1,036,735) $(341,716) $ (26,765)
 Management fees & commissions    1,983,572   2,700,575    538,130    722,346
 Investment banking                 649,736     949,982    337,609     29,115
 Dividends                          195,614     134,294     77,947     40,137
 Interest & other                    34,042      29,806     12,879     11,663

    Total revenues                3,269,311   2,777,922    624,849    776,496

EXPENSES:
 Brokers' commission                941,371   1,680,694    345,473    231,835
 Salaries, benefits & payroll taxes 796,564     460,281    281,411    147,767
 Professional fees                  307,187     323,568     73,931    106,859
 Interest                             2,031      48,650        510     15,855
 General and administrative         992,189     713,667    379,617    269,321


     Total expenses               3,039,342   3,226,860  1,080,942    771,637


INCOME (LOSS) BEFORE TAXES          229,969    (448,938)  (456,093)     4,859

INCOME TAX PROVISION (CREDIT)        41,000     (35,000)  (169,000)    65,000

INCOME (LOSS) BEFORE EQUITY IN NET
   EARNINGS OF AFFILIATED COMPANY   188,969    (413,938)  (287,093)   (60,141)

Equity in net earnings (losses) of  (63,450)    (89,350)   (50,440)    19,650
Shareholderonline

NET INCOME (LOSS)                 $ 125,519  $ (503,288) $(337,533) $ (40,491)





BASIC EARNINGS (LOSS) PER SHARE   $    0.01  $    (0.06) $   (0.04) $    0.00

DILUTED EARNINGS (LOSS) PER SHARE $    0.01  $    (0.06) $   (0.04) $    0.00







The accompanying notes are an integral part of these consolidated financial statements.




                 THE BANC STOCK GROUP, INC. and SUBSIDIARIES
          CONSOLIDATED STATEMENTS of CHANGES in SHAREHOLDERS' EQUITY
                FOR THE NINE MONTHS ENDED NOVEMBER 30, 1999


                               (UNAUDITED)


                                              Treasury   Retained
                           Class A  Class C   Stock      Earnings   Total

Balance at Feb. 28, 1999  $9,190,419    -   ($385,403) $3,702,759 $12,507,775

Exercise of stock options     13,600    -        -           -         13,600

Issuance of warrants          67,627    -        -           -         67,627

Net income                      -       -        -        125,519     125,519

Balance at Nov. 30, 1999  $9,271,646    -   ($385,403) $3,828,278 $12,714,521









The accompanying notes are an integral part of these consolidated financial statements.




                  THE BANC STOCK GROUP, INC. and SUBSIDIARIES
                    CONSOLIDATED STATEMENTS of CASH FLOWS
             FOR THE NINE MONTHS ENDED NOVEMBER 30, 1999 and 1998

                                 (UNAUDITED)



                                                             1999      1998
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                    $    125,519 $ (503,288)

 Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating activities:
  Depreciation and amortization                             73,668     69,225
  Warrants granted to consultants                           67,627      -
  Deferred taxes                                          (499,000)  (150,000)
  Equity in undistributed earnings (losses) of              63,450     89,350
    Shareholderonline
  Unrealized loss                                        1,696,135   2,185,284
 (Increase) decrease in certain assets-
   Trading profits, net                                  2,449,953 (1,279,941)
   Mortgage participation notes                            (72,600)   (85,000)
   Accounts receivable clients                             (13,067)   (45,535)
   Other accounts receivable                                95,981   (214,885)
   Other assets                                             40,454     20,387
 Increase (decrease) in certain liabilities-
   Securities sold not yet purchased                        55,214      -
   Margin accounts payable to broker-dealers                     -    669,990
   Unearned commissions                                   (164,300)   (25,300)
   Accounts payable to broker-dealers and other             15,059    (52,369)
   Accrued expenses and other                             (211,461)  (723,941)
    Net cash provided by (used in) operating activities  3,722,632    (46,023)

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Collections of notes receivable                               -      2,200
   Issuance of notes receivable                                  -    (11,379)
   Collection of dividends receivable                            -     25,000
   Purchase of property and equipment                      (57,156)   (66,286)
   Sale of property                                              -      8,827
    Net cash used in investing activities                  (57,156)   (41,638)

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Exercise of stock options                                13,600     67,925
   Advances from affiliates                                 12,405     83,540
   Advances to affiliates                                  (66,655)   (61,749)
    Net cash (used in) provided by financing activities    (40,650)    89,716

 NET INCREASE IN CASH                                    3,624,826      2,055

 CASH, BEGINNING OF PERIOD                                 332,332    471,756

 CASH, END OF PERIOD                                  $  3,957,158  $ 473,811

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                                                             1999      1998
 Cash paid during the period for:
    Interest                                          $      2,031  $  48,650
    Income Taxes                                           530,000     50,000



The accompanying notes are an integral part of these consolidated financial statements.


                         THE BANC STOCK GROUP, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1999


(1)  ORGANIZATION AND NATURE OF BUSINESS

The Banc Stock Group, Inc. (the Company) is a Florida corporation incorporated in April 1990. The Company has three wholly-owned subsidiary operating companies.

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

Earnings Per Share

Basic and diluted earnings per common share are computed in accordance with Statement of Financial Accounting Standards No.
128, "Earnings per Share." A reconciliation of the numerators and denominators used in these calculations is shown below:

                                  For the Nine Months Ended November 30, 1999
                                   Net Income        Shares        Per-Share
                                   (Numerator)   (Denominator)      Amount
   Basic Earnings                   $125,519       8,454,767        $ .01
   Effect of Dilutive Securities:
             Assumed exercise of:
                   Stock Options                     237,180         (.00)
                   Warrants                           63,004         (.00)
   Diluted Earnings                  $125,519      8,754,951        $ .01

                                   For the Quarter Ended November 30, 1999
                                    Net Income        Shares       Per-Share
                                    (Numerator)    (Denominator)     Amount
     Basic Earnings (Loss)          ($337,533)      8,456,817       ($ .04)

     Diluted Earnings (Loss)        ($337,533)      8,456,817       ($ .04)

                                   For the Nine Months Ended November 30, 1998
                                    Net Loss          Shares        Per-Share
                                    (Numerator)    (Denominator)      Amount
     Basic Earnings (Loss)          ($503,288)      8,433,052        ($ .06)

     Diluted Earnings (Loss)        ($503,288)      8,433,052        ($ .06)

                                   For the Quarter Ended November 30, 1998

                                   Net Loss          Shares         Per-Share
                                   (Numerator)    (Denominator)       Amount
     Basic Earnings (Loss)          ($40,491)       8,449,417        ($ .00)

     Diluted Earnings (Loss)        ($40,491)       8,449,417        ($ .00)

Stock options and warrants have not been included in the denominator of the diluted per-share computation, for the quarters ended November 30, 1999, and 1998 and for the nine months ended
November 30, 1998, because the effect of their inclusion would be antidilutive.


Equity Investment in Shareholderonline, Inc.

ShareholderOnline, Inc., is an Ohio corporation establishing an electronic stock information service and alternative trading system. ShareholderOnline is under common management with the Company. The Company currently holds 16% of the outstanding common stock. The Company's investment is accounted for on the equity method. Effective December 2, 1999, the name was changed from Shareholderdirect.com, Inc. to ShareholderOnline, Inc.

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

(4) TRADING PORTFOLIO

Marketable equity securities at November 30, 1999, consist of bank stocks at market value, as follows:

         Traded on national securities markets       $ 4,259,636
         Not traded on national securities
           markets, but with readily ascertainable
           market value                                3,339,545
               Total marketable equity securities    $ 7,599,181

As of November 30, 1999, the Company had one investment representing 12% of its marketable equity securities.

Securities not readily marketable include securities for which there is no market on a securities exchange and no independent publicly quoted market. These securities at November 30, 1999, were $494,771 at fair value with a cost of $433,708.

(5)  MARGIN ACCOUNTS PAYABLE TO BROKER-DEALERS

The Company had no margin accounts payable to broker-dealers as of November 30, 1999, but had $936,897 payable as of November 30, 1998. The variable rates of interest on these accounts averaged 7.3% at November 30, 1998. These margin accounts were secured by the respective securities held by broker-dealers.

(6)  RELATED PARTY TRANSACTIONS

The Company and Shareholderonline, Inc. are under common management. Certain expenses are paid by the Company and allocated based upon predetermined percentages as approved by the officers of the Companies. Operating expenses in the allocation are primarily salaries and benefits. Total expenses allocated to Shareholderonline were $124,780 and $149,315 for the nine months ended November 30, 1999 and 1998, respectively.

(7)  INCOME TAXES

The Company files a consolidated Federal income tax return. It is the policy of the Parent to allocate the consolidated tax provision to subsidiaries as if each subsidiary's tax liability or benefit were determined on a separate company basis. As part of the consolidated group, subsidiaries transfer to the Parent their current Federal tax liability or assets.

The provision for income taxes for the nine months ended November 30, 1999 and 1998 are composed of the following:


                                                      1999        1998

  Current income taxes                             $ 540,000   $115,000
  Deferred income taxes                             (499,000)  (150,000)
  Provision for income taxes                       $  41,000   ($35,000)


Deferred tax assets and liabilities consist of the following at November 30, 1999, and 1998:

                                                       1999       1998
Deferred tax benefit of NOL carryforward             $1,500
Deferred tax liabilities on unrealized gains on
  securities owned                                 (568,500) (1,100,000)
Deferred taxes                                    ($567,000)($1,100,000)

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
                                                      $485,500


(9) EMPLOYEE INCENTIVE PLANS

Incentive Compensation Plan

All full-time executive employees of the Company are eligible to participate in the Banc Stock Group Incentive Compensation Plan. The Plan provides that a bonus fund will be established in an amount equal to 20% of the pre-tax realized profits of the Company in excess of a 15% pre-tax return on equity. The amount of the bonus fund is calculated each fiscal quarter on a cumulative basis. The allocation of the bonus fund is to be made by the President of the Company. The Company did not incur any expense under the Plan for the year ended February 28, 1999 and no expense has been provided for the nine months ended November 30, 1999.

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

Effective May 14, 1999, grants of 83,250 options which vest immediately and 83,250 options which vest over five years, were granted under this plan to employees and brokers with ten year terms and exercise prices of $4.50.

Effective May 14, 1999, grants of 80,000 warrants which vest immediately were granted to directors and a consultant with ten year terms and exercise prices of $4.50.

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



                                                   Nine Months Ended
                                            Nov. 30, 1999    Nov. 30, 1998

Net income (loss)
                             As reported       $125,519       ($503,288)
                             Pro forma        ($753,278)    ($3,018,479)

Basic Earnings per share
                             As reported        $ 0.01         ($ 0.06)
                             Pro forma         ($ 0.09)        ($ 0.36)
Diluted earnings per share
                             As reported        $ 0.01         ($ 0.06)
                             Pro forma         ($ 0.09)        ($ 0.36)

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

A summary of the status of the Company's stock option and warrants plans as of November 30, 1999, and changes during the nine months then ended, is presented below:

                                              Options          Warrants
                                                  Exercise          Exercise
                                          Shares  Price     Shares    Price
Outstanding March 1, 1999                951,010  $6.098    243,000  $6.118
Granted                                  167,500  $4.499     82,000  $4.499
Exercised                                 (6,400) $2.125
Forfeited                                 (2,500) $4.145     (3,000) $4.750
Expired unexercised                         (600)$14.750    _______ _______
Outstanding Nov. 30,1999               1,109,010  $5.879    322,000  $5.719

Exercisable Nov. 30,1999                 799,456  $5.354    322,000  $5.719
Weighted-average fair
value of options and
warrants granted during
the nine months,
computed in accordance
with FAS 123                                      $3.083             $3.081



The following table summarizes information about fixed stock options and warrants outstanding at November 30, 1999:


                                               Options       Warrants

Number outstanding                           1,109,010       322,000
Weighted-average
remaining contractual
life in years                                         7.264         7.609
Weighted-average exercise price                      $5.879        $5.719
Number exercisable                             799,456        322,000


(10)  REGULATORY REQUIREMENTS

BSFS is subject to the uniform net capital rule of the Securities and Exchange Commission (Rule 15c3-1), which requires that the ratio of "aggregate indebtedness" to "net capital" not exceed 15 to 1 (as those terms are defined by the Rule). BSFS had net capital of $1,783,599 as of November 30, 1999, which was in excess of its required minimum net capital of $122,500. The ratio of aggregate indebtedness to net capital was .3 to 1 as of November 30, 1999. BSFS is also subject to regulations of the District of Columbia and thirty states in which it is registered as a licensed broker-dealer.

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

In the normal course of business, the Company periodically sells securities not yet purchased (short sales) for its own account and writes options. The establishment of short positions and option contracts expose the Company to off-balance sheet market risks in the event prices change, as the Company may be obligated to cover such positions at a loss. At November 30, 1999, the Company had $55,214 in short security positions, the Company had purchased option put contracts but had not written any option contracts. The Company did not experience any credit losses due to the failure of any counterparties to perform during the nine months ended November 30, 1999. Senior management of the Company is responsible for reviewing trading positions, exposures, profits and losses, trading strategies and hedging strategies on a daily basis.

The Company's significant industry concentration, which arises within its normal course of business activities, is with financial institutions for bank securities transactions.

(12) SEGMENT INFORMATION

Description of the types of services from which each reportable segment derives its revenues

The Banc Stock Group, Inc., has five reportable segments: Research, Mutual Fund Advisor, Brokerage, Investment Banking and Trading Portfolio. Research provides bank valuation services and financial research of small-capitalization community bank stocks. The Mutual Fund Advisor is the investment advisor to The Banc Stock Group Fund, a diversified, open-end mutual fund. Brokerage provides private portfolio management and brokerage services to individual and institutional investors. The investment banking division provides investment banking services to de novo banks and established community banks. Trading Portfolio is a segment designed to isolate the market volatility of community bank stocks from the performance of other business segments to aid the operating decision makers in deciding how to allocate resources and in assessing performance. Revenue is generated in the Trading Portfolio from trading profits and losses on the Company's portfolios of community bank stocks.

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

Financial information for the nine months ended November 30, 1999

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


                                Mutual
                                 Fund            Investment Trading
                       Research Advisor Brokerage Banking   Portfolio Combined

Revenue from external
customers:
  Trading Profits
        (Losses)                      $256,079           $150,268   $406,347
  Fees & Commissions        $226,146 1,737,378             20,048  1,983,572
  Investment banking $10,000           364,229 $275,507              649,736
  Dividends                             11,400            184,214    195,614
Intersegment revenues                                                   None
Interest revenue                        17,300             16,742     34,042
Interest expense                         1,346                685      2,031
Depreciation and
amortization          11,876   11,876   37,769   12,147               73,668
Segment income (loss)
  before taxe       (258,839)(324,845) 735,483 (264,372)   342,542   229,969
Equity in net
  earnings of
  affiliated company                                       (63,450)   (63,450)
Segment assets        57,830  121,611 2,923,672 133,849 10,603,068 13,840,030
 Expenditures for
segment assets        14,289   14,289    14,289  14,289                57,156


Financial information for the quarter ended November 30, 1999



                               Mutual
                                Fund          Investment  Trading
                     Research Advisor Brokerage Banking   Portfolio Combined
Revenue from
external customers:
  Trading Profits
         (Losses)                       $24,425         ($366,141) ($341,716)
  Fees & Commissions          $56,876   474,722             6,532    538,130
  Investment banking  $7,500            199,234 $130,875             337,609
  Dividends                               2,386            75,561     77,947
Intersegment revenues                                                  None
Interest revenue                          5,681             7,198     12,879
Interest expense                            510                          510
Depreciation and
amortization           3,973    3,973    12,605   4,064               24,615
Segment income (loss)
  before taxes       (76,743)(103,475)   98,065 (90,954) (282,986)  (456,093)
Equity in net
earnings of
affiliated company                                         (50,440)   (50,440)
Segment assets        57,830  121,611 2,923,672 133,849 10,603,068 13,840,030
  Expenditures for
segment assets         2,392    2,391     2,391   2,391                 9,565


Financial information for the nine months ended November 30, 1998

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


                             Mutual
                              Fund           Investment  Trading
                  Research Advisor Brokerage Banking    Portfolio   Combined
Revenue from
external customers:
  Trading Profits
         (Losses)                  ($233,561)          ($803,174) ($1,036,735)
  Fees & Commissions      $341,038  2,336,612             22,925    2,700,575
  Investment
     banking      $70,847             527,481  $351,654               949,982
  Dividends                            25,733            108,561      134,294
Intersegment
  revenues                                                              None
Interest revenue                       18,423             11,383       29,806
Interest expense                       23,477             25,173       48,650
Depreciation and
amortization       10,766   10,766     36,929    10,764                69,225
Segment income
 (loss) before
         taxes    (59,587) (29,645) 1,080,240  (754,789) (685,157)   (448,938)
Equity in net
earnings of
affiliated company                                        (89,350)    (89,350)
Segment assets     51,608  141,728  2,200,294   97,143 12,556,248  15,047,021
 Expenditures for
 segment assets    16,571   16,571     16,572   16,572                 66,286



Financial information for the quarter ended November 30, 1998

                              Mutual
                               Fund             Investment  Trading
                     Research Advisor Brokerage Banking Portfolio Combined Revenue from external customers:
   Trading Profits
          (Losses)                      $57,555            ($84,320) ($26,765)
   Fees & Commissions        $100,050   615,431               6,865    722,346
   Investment banking $19,115             1,860   $8,140                29,115
   Dividends                              9,313              30,824     40,137
Intersegment revenues                                                    None
Interest revenue                          7,894               3,769     11,663
Interest expense                          4,303              11,552     15,855
Depreciation and
amortization            3,745   3,745    12,466    3,743                23,699
Segment income
(loss) before taxes   (24,861)(21,998)  344,219 (238,407)   (54,094)     4,859
Equity in net
earnings of
affiliated company                                           19,650     19,650
Segment assets         51,608 141,728 2,200,294   97,143 12,556,248 15,047,021
 Expenditures for
segment assets          5,642   5,642     5,643    5,643                22,570


ITEM 2:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Nine Months Ended November 30, 1999, Compared to the Nine Months
Ended November 30, 1998

Revenues for the nine months ended November 30, 1999 increased to $3,269,311 compared to $2,777,922 for the nine months ended
November 30, 1998, an increase of 18%. This increase results from increases in trading profits.

Trading profits were $406,347 for the nine months ended November 30, 1999 compared to trading losses of $1,036,735 for the nine months ended November 30, 1998, an increase of 139%. This represents an annual rate of return on the average portfolio of 5% for the nine months ended November 30, 1999 compared to negative 10% for the nine months ended November 30, 1998. These trading profits are the net result from price increases in some equity securities in the small capitalization banking sector, while the prices other securities have eroded. While management of the Company believes that its investment strategies remain sound, the Company's trading portfolios are subject to fluctuations based on world wide equity markets, and specifically, to volatility in the banking sector. Management is unable to predict how future fluctuations will impact the performance of its trading portfolios.

The Company generated management fees and commission revenue of $1,983,572 for the nine months ended November 30, 1999 compared to $2,700,575 for the nine months ended November 30, 1998, a decrease of 27%. The decrease is primarily attributable to depressed market values in the community banking sector which reduces asset values on which management fees are based and reduces the buying and selling activity in commission generating retail accounts.

Revenues from investment banking for the nine months ended November 30, 1999, decreased to $649,736 compared to $949,982 for the nine months ended November 30, 1998, a decrease of 32%. Investment banking revenue is recorded upon completion of the underwriting. Therefore, the revenue for the two nine-month-periods reflect the transactions completed during the respective periods. Management expects investment banking revenue to fluctuate from period to period.

Operating expenses for the nine months ended November 30, 1999 decreased to $3,039,343 compared to $3,226,860 for the nine months ended November 30, 1998, a decrease of 6%. Brokers' commission expenses decreased to $941,371 for the nine months ended November 30, 1999, compared to $1,680,694 for the nine months ended November 30, 1998, a decrease of 44%. This decrease results from commission expenses related to investment banking activities and the management fees and commission revenue discussed above.
Salaries, benefits, and payroll taxes increased to $796,564 for the nine months ended November 30, 1999 compared to $460,281 for the nine months ended November 30, 1998, an increase of 73%. This increase reflects management's decision to increase staffing levels to establish additional revenue sources in the future.
Professional fees decreased to $307,187 for the nine months ended November 30, 1999, compared to $323,568 for the nine months ended November 30, 1998, a decrease of 5%. The expense in the prior year included the award of stock warrants to certain consultants to the Company. The value of these warrants was determined using the Black-Scholes option-pricing model and expensed on the date of grant. These stock warrants were expensed at the date of grant based on the fair value determined by the Black-Scholes option-pricing model. Interest expense decreased to $2,031 for the nine months ended November 30, 1999 compared to $48,650 for the nine months ended November 30, 1998, a decrease of 96%. This decrease results from the elimination of margin positions with broker-dealers. General and administrative expenses increased to $992,189 for the nine months ended November 30, 1999 compared to $713,667 for the nine months ended November 30, 1998, an increase of 39%. This increase relates to additional expenditures for data information services, printing and advertising.

ShareholderOnline, Inc., is an Ohio corporation establishing an electronic stock information service and alternative trading system. It is separately owned but under common management with the Company. The Company currently holds 16% of the outstanding common stock. The name of the company was changed to ShareholderOnline effective December 2, 1999. The Company's
investment  is accounted for on the equity method.   Equity in
Shareholderonline's earnings was a loss of $63,450 for the nine months ended November 30, 1999, compared to a loss of $89,350 for the nine months ended November 30, 1998.

Quarter Ended November 30, 1999, Compared to the Quarter Ended
November 30, 1998

Revenues for the quarter ended November 30, 1999 decreased to $624,849 compared to $776,496 for the quarter ended November 30, 1998, a decrease of 20%. This decrease results from increases in losses from trading activities and decreases in management fees and commissions.

Trading losses were $341,716 for the quarter ended November 30, 1999 compared to trading losses of $26,765 for the quarter ended November 30, 1998. This represents an annual rate of return on the average portfolio of negative 16% for the quarter ended November 30, 1999 compared to a negative return of 1% for the quarter ended November 30, 1998 due primarily to the ongoing erosion of market values in the small capitalization banking sector. While management of the Company believes that its investment strategies remain sound, the Company's trading portfolios are subject to fluctuations based on world wide equity markets, and specifically, to volatility in the banking sector. Management is unable to predict how future fluctuations will impact the performance of its trading portfolios.

The Company generated management fees and commission revenue of $538,130 for the quarter ended November 30, 1999, compared to $722,346 for the quarter ended November 30, 1998, a decrease of 26%. The decrease is primarily attributable to depressed market values in the community banking sector which reduces asset values on which management fees are based and reduces the buying and selling activity in commission generating retail accounts.

Revenues from investment banking for the quarter ended November 30, 1999, increased to $337,609 compared to $29,115 for the quarter ended November 30, 1998. Investment banking revenue is recorded upon completion of the underwriting. There was only minor investment banking activity during the quarter ended November 30, 1998.

Operating expenses for the quarter ended November 30, 1999, increased to $1,080,942 compared to $771,637 for the quarter ended November 30, 1998, an increase of 40%. Brokers' commission expenses increased to $345,473 for the quarter ended November 30, 1999, compared to $231,835 for the quarter ended November 30, 1998, an increase of 49%. This increase results from commission expenses related to investment banking activities discussed above.
Salaries, benefits, and payroll taxes increased to $281,411 for the quarter ended November 30, 1999 compared to $147,767 for the quarter ended November 30, 1998, an increase of 90%. This increase reflects management's decision to increase staffing levels to establish additional revenue sources in the future. Professional fees decreased to $73,931 for the quarter ended November 30, 1999 compared to $106,859 for the quarter ended November 30, 1998, a decrease of 31%. This decrease relates primarily to services previously provided by consultants which are now provided in-house. Interest expense decreased to $510 for the quarter ended November 30, 1999, compared to $15,855 for the quarter ended November 30, 1998, a decrease of 97%. This decrease results from the elimination of margin positions with broker-dealers. General and administrative expenses increased to $379,617 for the quarter ended November 30, 1999 compared to $269,321 for the quarter ended November 30, 1998, an increase of 41%. This increase relates to additional expenditures for data information services, printing and advertising.

ShareholderOnline, Inc., is an Ohio corporation establishing an electronic stock information service and alternative trading system. It is separately owned but under common management with the Company. The Company currently holds 16% of the outstanding common stock. The name of the company was changed to ShareholderOnline, Inc. effective December 2, 1999. The Company's
investment  is accounted for on the equity method.   Equity in
ShareholderOnline's earnings was a loss of $50,440 for the quarter ended November 30, 1999 compared to a gain of $19,650 for the quarter ended November 30, 1998.

Liquidity and Capital Resources

Approximately 47% of the value of the Company's trading portfolio is comprised of small bank stocks which are thinly traded and there can be no assurance that active markets will develop. The failure of such markets to develop could negatively affect the Company's operations and financial condition. Approximately 53% of the Company's trading portfolio is readily marketable. Investments in bank securities traded on national securities markets and securities not traded on national securities markets, but with readily ascertainable market values are valued at market value. Other bank securities for which market quotations are not readily available, due to infrequency of transactions, are valued at fair value as determined in good faith by management of the Company. While management employs objective criteria to ascertain these values, there is no independent benchmark by which the values assigned by management can be judged.

As of November 30, 1999, and 1998, the Company had working capital of approximately $12,000,000. Working capital includes cash, securities owned and accounts and notes receivable, net of all liabilities except deferred taxes. The Company has no long term debt.

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

At November 30, 1999, the Company had $55,214 invested in short security positions. Short security positions do not expose the Company to credit risk since the counterparty is not obligated to perform.

At November 30, 1999, the Company had purchased option put contracts but had not written any option contracts. Short option positions do not expose the Company to credit risk since the counterparty is not obligated to perform. The Company did not experience any credit losses due to the failure of any counterparties to perform during the quarter ended November 30, 1999. Senior management of the Company is responsible for reviewing trading positions, exposures, profits and losses, trading strategies and hedging strategies on a daily basis.

The Company's most significant industry concentration, which arises within its normal course of business activities, is with financial institutions for bank securities transactions.

The net cash balance increased $3,624,826 during the nine months ended November 30, 1999. Net cash provided by operating activities was $3,722,632. The Company has accumulated cash in anticipation of opportunities to by community bank stocks at bargain prices later in the year.

Investing activities used $57,156 of cash during the nine months ended November 30, 1999, for the purchase of computer equipment.

Financing activities used $40,650 of cash during the nine months ended November 30, 1999, as advances to affiliates exceeded advances from affiliates and proceeds from the exercise of stock options.

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

The Company maintains substantial trading portfolios, primarily of community bank stocks. In addition, the Company or one of its subsidiaries, serves as investment advisor to The Banc Stock Group Fund, a diversified, open-end mutual fund investing primarily in community bank stocks; manages discretionary investment authority over investment accounts comprised of community bank stocks for individual and institutional investors; recommends community bank stock investments to retail customers; and manages an Ohio limited liability company investing primarily in community bank stocks. Therefore, the Year 2000 preparedness of these investee banks is important to these client investors and to the Company's trading portfolios. A critical part of the Year 2000 Compliance Program is determining the extent to which the Company or its clients are at risk because of the failure of these third-party investee community banks to address their own system requirements for the Year 2000. The Company communicated with these third-party banks to ascertain that they are addressing Year 2000 issues and are either Year 2000 compliant or expect to be compliant on a timely basis. At present, the Company has not been advised by any third-party bank of any Year 2000 problems likely to materially interfere with the bank's operations. However, not all third-party banks have been responsive to the Company's inquiries. To the extent that third-party banks did not provide satisfactory responses and the Company was unable to satisfy itself through alternative means, the Company decided to sell certain securities for portfolios under its control and recommend the same action to other clients that owned the securities. These third-party banks operate in a regulatory environment. Bank regulators generally established June 30, 1999, as a deadline for banks to have achieved Year 2000 compliance. Management believes its Year 2000 compliance program will provide reasonable, but not absolute, assurance that third-party banks with information systems unable to function adequately in the Year 2000 have been identified and removed from client and Company portfolios.

Forward-looking Statements

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated operating results, prospects for new lines of business, technological developments, economic trends (including interest rates and market volatility), expected transactions and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements, and the purpose of this paragraph is to secure the use of the safe harbor. While the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate, and accordingly, actual results and experiences could differ materially from the anticipated results or other expectations expressed by the Company in its forward-looking statements. Factors that could cause actual results or experiences to differ from results discussed in the forward-looking statements include, but are not limited to: economic conditions; volatility and direction of interest rates or market values of trading securities; governmental legislation and regulation; and other risks identified from time-to-time in the Company's other public documents on file with the SEC.

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

                   THE BANC STOCK GROUP, INC.
                          (Registrant)


Date January 12, 2000               /S/ Michael E. Guirlinger
                                        Michael E. Guirlinger
                                        President, Treasurer and
                                        Chief Executive Officer



Date January 12, 2000              /S/ Jeffrey C. Barton
                                       Jeffrey C. Barton
                                       Vice President and
                                       Chief Financial Officer

                     Financial Data Schedule