Form 10KSB
period 2000-02-29
BANC STOCK GROUP INC
filed 2000-05-03
CIK 909108

U.S. Securities and Exchange Commission
                     Washington, D.C.  20549

                            Form 10-KSB

(Mark One)

     [X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
     For the fiscal year ended    February 29, 2000

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [x]

State issuer's revenues for its most recent fiscal year $3,266,610

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of March 31, 2000:   8,336,817  Class A shares
          @ Bid of       $2.25  = $18,757,838
          @ Asked of     $2.50  = $20,842,042

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2000:
          Class A Shares:  8,336,817
          Class C Shares:    120,000

                                  PART I
ITEM 1:   Description of Business

General

The Banc Stock Group, Inc. (the Company), is a Florida corporation incorporated in April, 1990. The Company has three wholly-owned subsidiary operating companies.

Banc Stock Financial Services, Inc. (BSFS), an Ohio corporation, is a NASD (National Association of Securities Dealers) registered broker-dealer specializing in the trading of bank stocks nationwide. BSFS is registered with the Securities and Exchange Commission and the securities commissions of thirty-two states, including Ohio. BSFS trades securities on a fully-disclosed basis and clears customer transactions through an unaffiliated broker-dealer which also maintains the customer accounts. BSFS is also a registered investment adviser offering advisory accounts to qualified investors. BSFS derives a significant portion of its revenues from providing private portfolio management, brokerage, market making and investment banking services. BSFS maintains a trading portfolio of community bank stocks to support its various activities.

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

Historically, the Company has specialized in financial services related to community and regional bank stocks with small and medium market capitalization. During calendar year 1999, the Company expanded its financial services to include asset allocation and investment recommendations in any industry sector, any market capitalization range, third-party money managers, third-party mutual funds and insurance products. This expanded scope of services allows the Company to better serve the needs of its customers.

Market Making and Brokerage Activities

The primary business of the Company is advisory services through its registered investment advisers and the marketing and trading of securities, money management services and mutual funds through its brokerage subsidiaries. The Company has one investment representing approximately 11% of its marketable equitable securities.

Historically, through its brokerage subsidiaries, the Company has recommended that its customers purchase those bank stocks which the Company believes to be most likely to show an increase in value over both the short and the long term. Market making and trading has been done primarily through BSFS.

Management of the Company believes that the community and regional bank stocks which have historically shown the largest long term market value increases have certain characteristics in common. These include: (a) county seat banks with more than $50,000,000 but less than $10,000,000,000 in assets; (b) banks with strong capital (capital/assets ratios of 8% or more);
banks with high earnings (return on equity of 12% or more); and
(d) banks with low loan losses (less than 1% of loans declared uncollectible and lost each year). Through its brokerage subsidiaries and its research capabilities and experience, the Company endeavors to identify banks meeting this profile. The Company researches the entire U.S. market for these bank stocks. Although these stocks are listed on a variety of over-the-counter markets, including the National Quotation Bureau "Pink Sheets", NASD Bulletin Board, NASDAQ Small-Cap Issues, NASDAQ National Market System, AMEX and NYSE, there can be no assurances that the stock of such banks will be available for sale or show price increases if they are acquired.

The rate of mergers of banks has accelerated during the last ten years, partially as a result of statewide branching and nationwide branching law changes. Many mergers have occurred to some degree as a result of such banking law changes.

The Company began to actively market the establishment of discretionary client accounts with BSFS in 1997. This enables the Company to more quickly move client funds in response to changes in the market for securities. The Company believes that by administering discretionary accounts, it will be able to better serve its clientele by more rapidly responding to market fluctuations while at the same time continuing to generate significant fee income for the Company from discretionary and non-discretionary accounts and advisory accounts.

The Company is applying the management experience it has gained from over twenty years of analyzing, acquiring and marketing bank stocks to the broader area of evaluating and recommending other securities, money management services and mutual funds. However, there can be no assurance that the Company will be successful in predicting increases in the value of these financial products and services.

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

Investment criteria and analytical disciplines similar to those applied to bank stocks are now being applied to a broader universe of securities, money management services and mutual funds.

Competition

National and large regional brokers tend not to emphasize the markets in which the Company specializes because of the relatively small size of the banks and the towns in which they are headquartered and because the stocks of those institutions is usually thinly covered by researchers and inactively traded. Consequently, the major competition in the area of bank stock marketing has been the regional brokers in its market states. These include: Elmer E. Powell, Hoefer & Arnett, Sutro & Co., Howe Barnes, Ferris Baker, Stifel Nicolas, Ryan Beck, and Hill Thompson. The Company's extensive experience, the large number of independent community banks, and its unique method of retail marketing causes the Company's management to believe that the Company will be successful in identifying and acquiring stock portfolios which match its targets.

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

Competition in the area of large capitalization securities, money management services and mutual funds is intense. Many competitors are better known than the Company, are better capitalized, and have more offices, employees and sales representatives. The Company's approach to competition is to bring a broader range of financial products and services to customers that are attracted to the Company's specialization in community and regional bank stocks rather than competing directly for volume in large capitalization securities.

Trading Portfolio

Through its brokerage subsidiaries, the Company buys positions, primarily in several banks, at any given time with an intent to resell such shares. Any stock bought for the trading portfolio will typically be resold, either at wholesale (to other brokers) or at retail to the Company's clients. The Company acquires securities from a variety of sources including other brokers, individuals, estates and bank trust departments. The Company maintains margin accounts with broker/dealers. These margin accounts are secured by the respective securities held by broker/dealers.

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

                                PART II

ITEM 5:        Market for Common Equity and Related Stockholder Matters

Effective April 12, 1999 the Company's Class A Common Stock began trading on the NASDAQ SmallCap Market under the symbol BSGK. Prior to that date it traded in the over-the-counter market under the symbol BSGK. The range of high and low bid information for each quarter within the last two fiscal years is shown below:

Beginning Date      Ending Date              High Bid  Low Bid
March 1, 1998       May 31, 1998             $17.0000  $10.2500
June 1, 1998        August 31, 1998          $13.2500  $ 7.0000
September 1, 1998   November 30, 1998        $ 7.0000  $ 4.5000
December 1, 1998    February 28, 1999        $ 5.8750  $ 4.0000
March 1, 1999       May 31, 1999             $ 6.0000  $ 3.5000
June 1, 1999        August 31, 1999          $ 5.3125  $ 3.0000
September 1, 1999   November 30, 1999        $ 3.8750  $ 2.5000
December 1, 1999    February 29, 2000        $ 3.3750  $ 2.0000

The source of this bid information is Bloomberg L.P. These quotations reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions. In addition, due to the relatively "thin" market in the Company's Class A Common Stock, quoted prices cannot be considered indicative of any viable market for such stock.
During the fiscal year ended February 29, 2000, approximately 1.8 million shares of the Company's Class A Common Stock were traded.

Class C shares are restricted and therefore, are not traded.

As of February 29, 2000, there were approximately 1,350 holders of record of Class A shares and 35 holders of Class C shares.
Dividends have not been declared on any class of equity securities.

ITEM 6:        Management's Discussion and Analysis of Financial
               Condition and Results of Operations


Fiscal Year Ended February 29, 2000, Compared to Fiscal Year
Ended February 28, 1999

Revenues for the year ended February 29, 2000 decreased to $3,266,610 compared to $3,802,353 for the year ended February 28, 1999, a decrease of 14%. This decrease results primarily from a decrease in management fees and commissions.

Trading losses were $227,972 for the year ended February 29, 2000 compared to trading losses of $824,710 for the year ended February 28, 1999. This represents an annual rate of return on the average portfolio of negative 2% for the year ended February 29, 2000 compared to negative 6% for the year ended February 28, 1999. This trading loss is a direct result of the depressed market values in the small-capitalization banking sector which started late in the first fiscal quarter of the year ending February 28, 1999 and continued throughout the year ended February 29, 2000. While management of the Company believes that its investment strategies remain sound, the Company's trading portfolios are subject to fluctuations based on world wide equity markets, and specifically, to volatility in the banking sector. Management is unable to predict how future fluctuations will impact the performance of its trading portfolios.

Management fees and commission revenue of $2,506,216 was generated for the year ended February 29, 2000, primarily by Banc Stock Financial Services, Inc. (BSFS), the Company's NASD broker-dealer subsidiary. This compares to $3,411,890 of commission revenue for the year ended February 28, 1999, a decrease of 27%. This decrease results from the depressed market values in the small-capitalization banking sector which has reduced the asset base on which management fees are applied and reduced retail trading volume which generates commission revenue.

On March 11, 1998, the Company formed a specialized investment banking division dedicated to the expansion of independent community banks. During the year ended February 29, 2000, the Company generated revenue of $649,431 from investment banking activities compared to $971,158 for the year ended February 28, 1999, a decrease of 33%. This decrease also results from the depressed market values in the small-capitalization banking sector which causes fewer bank formations and fewer secondary stock offerings.

Operating expenses for the year ended February 29, 2000 decreased to $4,016,141 compared to $4,229,443 for the year ended February 28, 1999, a decrease of 5%. Brokers' commission expenses decreased to $1,211,532 for the year ended February 29, 2000 compared to $1,910,160 for the year ended February 28, 1999, a decrease of 37%. The decrease in commission expenses is related to the decrease in investment banking activities and the management fees and commission revenue discussed above.
Salaries, benefits, and payroll taxes increased to $1,075,286 for the year ended February 29, 2000 compared to $678,786 for the year ended February 28, 1999, an increase of 58%. This increase reflects management's decision to increase staffing levels to diversify revenue sources in the future. Accrued incentive compensation was zero for both years. Incentive compensation was not accrued because of the net losses. Professional fees decreased to $450,754 for the year ended February 29, 2000 compared to $468,550 for the year ended February 28, 1999, a decrease of 4%. Interest expense decreased to $10,106 for the year ended February 29, 2000 compared to $57,135 for the year ended February 28, 1999, a decrease of 82%. This decrease results from a reduction of margin positions with broker-dealers. General and administrative expenses increased to $1,268,463 for the year ended February 29, 2000 compared to $1,114,812 for the year ended February 28, 1999, an increase of 14%. This increase relates primarily to additional costs for NASDAQ and other data services.

ShareholderOnline, Inc., is establishing an electronic bank stock information service and alternative trading system.
ShareholderOnline is separately owned but under common management with the Company.  The Company currently holds 16% of the
outstanding common stock of ShareholderOnline.  The Company's
investment is accounted for on the equity method.   Equity in
ShareholderOnline's earnings was a loss of $176,040 for the year ended February 29, 2000 compared to a loss of $52,070 for the year ended February 28, 1999. ShareholderOnline's loss is attributable to the depressed market values in the small-capitalization banking sector which continued throughout the year. These conditions affected the market value of ShareholderOnline's portfolio of community bank stocks.
Effective December 2, 1999, the name was changed from Shareholderdirect.com, Inc., to ShareholderOnline, Inc., formerly named The Banc Stock Exchange of America, Inc.

Liquidity and Capital Resources

Approximately 35% of the value of the Company's trading portfolio is comprised of small bank stocks which are not traded on national securities markets and there can be no assurance that more active markets will develop. The failure of such markets to develop could negatively affect the Company's operations and financial condition. Approximately 65% of the Company's trading portfolio is readily marketable, providing a reasonable degree of liquidity. Investments in securities traded on national securities markets and securities not traded on national securities markets, but with readily ascertainable market values are valued at market value. Other securities for which market quotations are not readily available, due to infrequency of transactions, are valued at fair value as determined in good faith by management of the Company. While management employs objective criteria to ascertain these values, there is no independent benchmark by which the values assigned by management can be judged.

As of February 29, 2000, the Company had working capital of approximately $11,110,000 compared to $12,260,000 as of February
28, 1999. Working capital includes cash, investments and accounts and interest receivable, net of all liabilities, except deferred taxes. The Company has no long term debt.

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

In the normal course of business, the Company periodically sells securities not yet purchased (short sales) for its own account and writes options. The establishment of short positions and option contracts expose the Company to off-balance sheet market risks in the event prices change, as the Company may be obligated to cover such positions at a loss. At February 29, 2000, the Company had no short security positions, the Company had not written any option contracts and did not own any options. The Company did not experience any credit losses due to the failure of any counterparties to perform during the year ended February 29, 2000. Senior management of the Company is responsible for reviewing trading positions, exposures, profits and losses, trading strategies and hedging strategies daily.

The Company's most significant industry concentration, which arises within its normal course of business activities, is with financial institutions for securities transactions.

The cash balance increased $2,568,939 during the year ended
February 29, 2000. Net cash provided by operating activities was $2,589,686. The primary source of this cash flow results from the sale of securities in the trading portfolio.

Investing activities used $57,157 of cash during the year ended
February 29, 2000 with the primary use being the purchase of office equipment and furniture.

Financing activities provided $36,410 of cash during the year ended February 29, 2000 primarily due to advances from affiliates and the exercise of stock options.

The operations of the Company are funded primarily by revenue from the trading portfolio and commission revenue. Management believes that the Company's existing resources, including available cash, and cash provided by operating activities will be sufficient to satisfy its working capital requirements in the foreseeable future. However, no assurance can be given that additional funds will not be required. To the extent that returns on investments are less than, or expenses are greater than anticipated, the Company may be required to reduce its activities, liquidate inventory or seek additional financing. This financing may not be available on acceptable terms, if at all. No significant capital expenditures are expected in the foreseeable future, except that the Company, as part of its strategic and operational planning, continues to explore options to expand its capital base to support additional market making activities.

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

The Revenue Reconciliation Act of 1993 includes Mark-to-Market Rules which essentially require dealers in securities to include unrealized gains on the trading portfolio, in taxable income for income tax purposes. These Rules have a materially adverse impact on the Company's cash flow.

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

ITEM 7:        Financial Statements

                   THE BANC STOCK GROUP, INC.

                CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

              TOGETHER WITH REPORT OF INDEPENDENT ACCOUNTANTS


                     Report of Independent Accountants


To the Shareholders and Board of Directors of The Banc Stock Group, Inc.:

In our opinion, the accompanying consolidated statement of financial condition and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of The Banc Stock Group, Inc. and its subsidiaries at February 29, 2000, and the results of its operations and its cash flows for each of the two years in the period ended February 29, 2000 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management;
our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally acepted in the United States, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/PricewaterhouseCoopers LLP
Columbus, Ohio
April 14, 2000


             THE BANC STOCK GROUP, INC. and SUBSIDIARIES
            CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                       AS OF FEBRUARY 29, 2000

                              ASSETS
Cash                                                        $    2,901,271
Trading portfolio:
     Marketable equity securities, at market value               7,070,030
     Not readily marketable equity securities, at
       estimated fair value                                        356,573
Mortgage participation notes, at market value                      249,600
Accounts receivable:
     Affiliates                                                     18,090
     Clients                                                        62,922
     Pending settlements and other                               1,019,082
     Refundable income taxes                                       257,000
Equity investment in ShareholderOnline, Inc.                       350,880
Property and equipment, net of accumulated depreciation
  of $223,106                                                      200,052
Goodwill, net of accumulated amortization of $298,595              331,372
Deposits and other                                                 219,602

          Total assets                                     $    13,036,474

LIABILITIES

Unearned commisions                                            $    94,800
Accounts payable to broker-dealers and other                        79,734
Accrued expenses                                                   645,230
Deferred taxes                                                     150,500

          Total liabilities                                        970,264

SHAREHOLDERS' EQUITY

Preference stock, 50,000,000 shares authorized,
          none issued or outstanding                                  -
Common stock:
     Class A, no par value, 149,880,000 shares authorized,
       8,639,862 shares issued and 8,336,817 shares outstanding 9,317,203 Class C, no par value, 120,000 shares
       authorized, issued and outstanding                             -
     Treasury stock, at cost
          (303,045 Class A shares)                                (385,403)
     Deferred compensation                                         (22,778)
Retained earnings                                               (3,157,188)

          Total shareholders' equity                            12,066,210

          Total liabilities and shareholders' equity       $    13,036,474


The accompanying notes are an integral part of these consolidated financial statements.

           THE BANC STOCK GROUP, INC. and SUBSIDIARIES
             CONSOLIDATED  STATEMENTS OF OPERATIONS
    FOR THE YEARS ENDED FEBRUARY 29, 2000 and FEBRUARY 28, 1999


                                                     2000            1999
REVENUES:
     Trading losses                           $    (227,972)  $    (824,710)
     Management fees and commissions              2,506,216       3,411,890
     Investment banking                             649,431         971,158
     Dividends                                      286,419         193,339
     Interest and other                              52,516          50,676

          Total revenues                          3,266,610       3,802,353

EXPENSES:
     Brokers' commission                          1,211,532       1,910,160
     Salaries, benefits and payroll taxes         1,075,286         678,786
     Professional fees                              450,754         468,550
     Interest                                        10,106          57,135
     General and administrative                   1,268,463       1,114,812

          Total expenses                          4,016,141       4,229,443

INCOME (LOSS) BEFORE TAXES                         (749,531)       (427,090)

PROVISION FOR INCOME TAXES                         (380,000)        (32,000)

LOSS BEFORE EQUITY IN NET EARNINGS
     OF AFFILIATED COMPANY                         (369,531)       (395,090)

Equity in net losses of ShareholderOnline, Inc.    (176,040)        (52,070)

NET LOSS                                      $    (545,571)  $    (447,160)

     BASIC EARNINGS (LOSS) PER SHARE         $    (0.06)     $    (0.05)

     DILUTED EARNINGS (LOSS) PER SHARE       $    (0.06)     $    (0.05)

The accompanying notes are an integral part of these consolidated financial statements.


          THE BANC STOCK GROUP,INC. and SUBSIDIARIES
   CONSOLIDATED STATEMENTS of CHANGES in SHAREHOLDERS' EQUITY
  FOR THE YEARS ENDED FEBRUARY 29, 2000 and FEBRUARY 28, 1999

                                                         Retained
                                   Treasury  Deferred    Earnings       Total
                  Class A Class C   Stock   Compensation (Deficit)
Balance 2/28/98 $9,120,368 $  -  ($385,403)    $ -     $4,149,919  $12,884,884

Conversion of
Class C to Class
A (10% per year)     -       -        -          -           -            -

Exercise of
stock options      70,051    -        -          -           -          70,051

Net loss             -       -        -          -       (447,160     (447,160)

Balance 2/28/99 9,190,419    -    (385,403)      -      3,702,759   12,507,775

Conversion of
Class C to Class
A (10% per year)     -       -        -          -           -            -

Exercise of
stock options      13,600    -        -          -           -          13,600

Fair value of stock
options and warrants
granted to independent
contractors and
consultants        90,406    -        -          -           -          90,406

Deferred compensation
related to the fair
value of stock options
and warrants granted to
independent contractors
and consultants    22,778    -         -      (22,778)       -            -

Net loss             -       -         -         -       (545,571)    (545,571)

Balance 2/29/00 $9,317,203 $ -    ($385,403) ($22,778) $3,157,188  $12,066,210

The accompanying notes are an integral part of these consolidated financial statements.

               THE BANC STOCK GROUP, INC. and SUBSIDIARIES
                  CONSOLIDATED STATEMENTS of CASH FLOWS
         FOR THE YEARS ENDED FEBRURAY 29, 2000 and FEBRUARY 28, 1999


                                                     2000               1999
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                 $    (545,571)     $    (447,160)
     Adjustments to reconcile net loss
          to net cash provided by (used in)
          operating activities:
          Depreciation and amortization              97,659             60,023
          Write off of assets                          -                59,446
          Fair value of stock options and
            warrants granted to independent
            contractors and consultants, net         90,406               -
          Deferred taxes                           (915,500)          (184,000)
          Equity in undistributed losses of
            ShareholderOnline, Inc.                 176,040             52,070
          Unrealized loss                         3,020,463          2,213,775
          (Increase) decrease in certain assets-
               Trading profits, net               1,792,974           (914,759)
               Mortgage participation notes         (72,600)           (77,000)
               Accounts receivable clients               30            (62,952)
               Other accounts receivable           (748,277)          (165,952)
               Refundable income taxes             (257,000)              -
               Other assets                          (4,705)           (12,614)
          Increase (decrease) in certain liabilities-
               Margin accounts payable to
                 broker-dealers                        -              (266,907)
               Unearned commissions                (172,500)            90,000
               Accounts payable to broker-dealers
                 and other                           73,147            (53,113)
               Accrued expenses and other            55,120           (535,103)
                    Net cash provided by (used in)
                      operating activities        2,589,686           (244,246)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Collections of notes receivable                   -                20,697
     Issuance of notes receivable                      -               (18,568)
     Collection of dividends receivable                -                25,000
     Purchase of property and equipment             (57,157)           (81,336)
     Sale of property                                  -                 3,100
         Net cash used in investing activities      (57,157)           (51,107)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Exercise of stock options                       13,600             70,051
     Advances from affiliates                       599,424            571,228
     Advances to affiliates                        (576,614)          (485,350)
         Net cash provided by financing activities   36,410            155,929

NET INCREASE (DECREASE) IN CASH                   2,568,939           (139,424)

CASH, BEGINNING OF PERIOD                           332,332            471,756

CASH, END OF PERIOD                             $ 2,901,271         $  332,332

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid during the period for:
          Interest                              $    10,106         $   57,135
          Income taxes                              530,000             50,000

The accompanying notes are an integral part of these consolidated financial statements.

                   THE BANC STOCK GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FEBRUARY 29, 2000

(1)  ORGANIZATION AND NATURE OF BUSINESS

The Banc Stock Group, Inc., (the Company) is a Florida corporation incorporated in April, 1990. The Company has three wholly-owned subsidiary operating companies.

Banc Stock Financial Services, Inc. (BSFS), an Ohio corporation, is an NASD registered broker-dealer specializing in the trading of bank stocks nationwide.
BSFS is registered with the Securities and Exchange Commission and the securities commissions of thirty-two states, including Ohio. BSFS trades securities on a fully-disclosed basis and clears customer transactions through an unaffiliated broker-dealer which also maintains the customer accounts. BSFS is also a registered investment adviser offering advisory
accounts to qualified investors.   BSFS derives a significant
portion of its revenues from providing private portfolio management, market making and brokerage services.

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

Valuation of the Trading Portfolio

Securities and related options traded on national securities markets and securities not traded on national securities markets, but with readily ascertainable market values, are valued at market value. Other securities for which market quotations are not readily available, due to infrequency of transactions, are valued at fair value as determined in good faith by the management of the Company. Realized and unrealized gains and losses are included in trading profits.

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

Earnings Per Share

Basic and diluted earnings per common share are computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." A reconciliation of the numerators and denominators used in these calculations is shown below:

                                     For the Year Ended February 29, 2000
                                        Net Loss        Shares       Per-Share
                                       (Numerator)   (Denominator)      Amount
Basic Earnings per Share                $(545,571)    8,455,277         $(.06)

Diluted Earnings per Share              $(545,571)    8,455,277         $(.06)

                                     For the Year Ended February 28, 1999
                                        Net Loss        Shares       Per-Share
                                       (Numerator)   (Denominator)      Amount
Basic Earnings per Share                $(447,160)     8,437,139        $(.05)

Diluted Earnings per Share              $(447,160)     8,437,139        $(.05)

Stock options and warrants have not been included in the denominator of the diluted per-share computations because the effect of their inclusion would be antidilutive.

Equity Investment in ShareholderOnline, Inc.

ShareholderOnline, Inc., is establishing an electronic bank stock information service and alternative trading system. ShareholderOnline is under common management with the Company. The Company currently holds 16% of the outstanding common stock. The Company's investment is accounted for on the equity method. Effective December 2, 1999, the name was changed from Shareholderdirect.com, Inc., to ShareholderOnline, Inc., formerly named The Banc Stock Exchange of America, Inc.

Fair Value of Financial Instruments

Substantially all of the Company's financial instruments, except the equity investment in ShareholderOnline, are carried at fair value or amounts approximating fair value. Assets, including accounts receivable, mortgage participation notes, interest receivable and the trading portfolio are carried at amounts which approximate fair value. Similarly, liabilities, including accounts payable and accrued expenses are carried at amounts approximating fair value.

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

Treasury Stock

As of February 29, 2000, Buckeye Bancstocks held 206,240 Class A shares of the Company. These shares, along with shares held directly by the Company, are treated as treasury stock for financial reporting purposes.

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

(4)  TRADING PORTFOLIO

Marketable equity securities at February 29, 2000 consist of bank stocks at market value, as follows:
       Traded on national securities markets                $4,816,840
       Not traded on national securities
         markets, but with readily ascertainable
         market value                                        2,253,190
               Total marketable equity securities           $7,070,030

As of February 29, 2000, the Company had one investment representing approximately 11% of its marketable equity securities. Securities not readily marketable include securities for which there is no market on a securities exchange and no independent publicly quoted market. These securities at February 29, 2000 were $356,573 at fair value with a cost of $262,760.

(5)  MARGIN ACCOUNTS PAYABLE TO BROKER-DEALERS

The Company had no margin accounts payable to broker-dealers as of February 29, 2000, or as of February 28, 1999. These accounts bear interest at variable rates which approximate the Broker Call Rate. These margin accounts are secured by the securities held by broker-dealers.

(6)  RELATED PARTY TRANSACTIONS

Securities Transactions
The Company purchases from and sells securities owned to ShareholderOnline at the prevailing market price at the time of the transaction. There were no purchases or sales to ShareholderOnline for the years ended February 29, 2000 and February 28, 1999.

Operating Expenses
The Company and ShareholderOnline are under common management.
Certain expenses are paid by the Company and allocated to ShareholderOnline based upon predetermined percentages as approved by the officers of the Companies. Operating expenses in the allocation are primarily salaries and benefits. Total expenses allocated to ShareholderOnline were $164,210 and $208,016 for the years ended February 29, 2000 and February 28,
1999, respectively.

(7)  INCOME TAXES

The Company files a consolidated Federal income tax return. It is the policy of the Parent to allocate the consolidated tax provision to subsidiaries as if each subsidiary's tax liability or benefit were determined on a separate company basis. As part of the consolidated group, subsidiaries transfer to the Parent their current Federal tax liability or assets.

The provisions for income taxes for the years ended February 29,
2000 and February 28, 1999 are composed of the following:
                                               2000                   1999
Current Federal income taxes               $  535,500            $   152,000
Deferred Federal income taxes                (915,500)              (184,000)
Provision for income taxes                 $ (380,000)           $   (32,000)

The following schedule reconciles the statutory Federal income tax rate to the Company's effective tax rate for the years ended
February 29, 2000 and February 28, 1999:

                                               2000                   1999
Statutory Federal income tax rate              (34)%                  (34)%
Prior year provision adjustment                (10)                    23
Dividends received deduction                  (  9)                   (11)
Goodwill amortization                            2                      3
Other, net                                       2                     12
Effective Federal income tax rate              (49)%                   (7)%

Deferred tax assets and liabilities consist of the following at
February 29, 2000 and February 28, 1999:
                                                2000                  1999
Deferred tax benefit of NOL carryforward   $      600           $      1,000
Deferred tax liabilities on unrealized gains
    on securities owned                      (151,100)            (1,067,000)
Deferred taxes, net                        $ (150,500)          $ (1,066,000)

As of February 29, 2000, the Company and its subsidiaries had net operating loss (NOL) carry forwards for tax purposes of approximately $1,800. These NOL's will expire in 2008 through 2010. Any future changes in control may limit the availability of NOL carryforwards.

(8)  OPERATING LEASES

The Company leases certain facilities and a vehicle under operating leases. Total lease expenses were approximately $123,000 in fiscal year 2000 and $158,000 in 1999. The future minimum lease payments under existing leases are as follows:

                                   Amount
                    2001          $127,900
                    2002           129,700
                    2003            51,900
                                  $309,500

(9) EMPLOYEE INCENTIVE PLANS

Incentive Compensation Plan
All full-time executive employees of the Company are eligible to participate in the Incentive Compensation Plan. The Plan provides that a bonus fund will be established in an amount equal to 20% of the pre-tax realized profits of the Company in excess of a 15% pre-tax return on equity. The amount of the bonus fund is calculated each fiscal quarter on a cumulative basis. The allocation of the bonus fund is to be made by the President of the Company. The Company did not incur any expense under the Plan for the years ended February 29, 2000 or February 28, 1999.

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

Effective July 2, 1999, grants of 500 options which vest immediately and 500 options which vest over five years, were granted under this plan to a new employee with a ten year term and exercise price of $4.375.

Effective February 29, 2000, grants of 38,500 options which vest immediately and 38,500 options which vest over five years, were granted under this plan to employees and brokers with ten year terms and exercise prices of $2.25.

Effective February 29, 2000, grants of 70,000 warrants which vest immediately were granted to directors with ten year terms and exercise prices of $2.25.

The Company applies Accounting Principles Board Opinion 25 (APB
25) and related Interpretations in accounting for its plans. In accordance with APB 25, no compensation cost has been recognized for its fixed stock options issued to employees or warrants issued to Directors. However, stock options issued to independent contractor-brokers and warrants issued to consultants are recorded as compensation expense of $90,406 for the year ended February 29, 2000, based on fair value as computed in accordance with the Black-Scholes option pricing model. Had compensation cost for all of the Company's stock-based compensation plans been determined based on the fair value, as computed in accordance with Statement of Financial Accounting Standards No. 123 (FAS 123), at the grant dates for awards under those plans, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                         February 29, 2000   February 28, 1999

Net income (loss)  As reported           $  (545,571)        $  (447,160)
                   Pro forma             $(1,528,850)        $(3,167,681)

Basic earnings per share
                   As reported               $(.06)              $(.05)
                   Pro forma                 $(.18)              $(.38)

Diluted earnings per share    As reported    $(.06)              $(.05)
                              Pro forma      $(.18)              $(.38)

To make the computations of pro forma results under FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield for all years and expected lives of ten years. For fiscal 2000, the average expected volatility is 48%, and the average assumed risk-free interest rate is 6.23%. The options and warrants granted under these plans are not registered and, accordingly, there is no quoted market price.

A summary of the status of the Company's stock option and
warrants plans as of February 29, 2000 and February 28, 1999 and changes during the years ending on those dates is presented
below:
                                    Options                  Warrants
                                          Exercise                  Exercise
                                Shares    Price        Shares       Price

Outstanding March 1,  1998      721,500   $ 2.782     170,000        $ 2.588
Granted                         261,510   $14.774      73,000        $14.339
Exercised                       (31,200)  $ 2.245
Forfeited                          (800)  $ 2.125
Outstanding February 28, 1999   951,010   $ 6.098     243,000        $ 6.118

Exercisable February 28, 1999   621,805   $ 5.361     243,000        $ 6.118


Outstanding March 1,  1999      951,010   $ 6.098     243,000        $ 6.118
Granted                         244,500   $ 3.791     152,000        $ 3.463
Exercised                        (6,400)  $ 2.125
Expired unexercised              (7,800)  $14.015
Forfeited                        (7,300)  $10.595      (3,000)       $ 4.750
Outstanding February 29, 2000 1,174,010   $ 5.559     392,000        $ 5.099

Exercisable February 29, 2000   829,756   $ 5.126     392,000        $ 5.099

Weighted-average fair value
   of options and warrants
   granted during the year,
   computed in accordance
   with FAS 123                           $ 2.598                    $ 2.373

The following table summarizes information about fixed stock options and warrants outstanding at February 29, 2000:

                                   Options        Warrants
Range of exercise prices      $14.750 - $16.875   $14.750
Number outstanding                   258,510       70,000
Weighted-average remaining
   contractual life in years               8.197        8.197
Weighted-average exercise price          $14.758      $14.750
Number exercisable                   155,706       70,000

Range of exercise prices        $4.375 - $4.500   $4.440 - $4.500
Number outstanding                   167,500       82,000
Weighted-average remaining
   contractual life in years               9.204        9.200
Weighted-average exercise price           $4.499       $4.499
Number exercisable                    83,750       82,000

Range of exercise prices        $2.125 - $2.875   $2.125 - $2.875
Number outstanding                   748,000      240,000
Weighted-average remaining
   contractual life in years               6.410        7.256
Weighted-average exercise price           $2.617       $2.490
Number exercisable                   590,300      240,000

(10)  REGULATORY REQUIREMENTS

BSFS is subject to the uniform net capital rule of the Securities and Exchange Commission (Rule 15c3-1), which requires that the ratio of "aggregate indebtedness" to "net capital" not exceed 15 to 1 (as those terms are defined by the Rule). BSFS had net capital of $1,606,212 as of February 29, 2000, which was in excess of its required minimum net capital of $127,500. The ratio of aggregate indebtedness to net capital was 0.16 to 1 as of February 29, 2000. BSFS is also subject to regulations of the District of Columbia and thirty-two states in which it is registered as a licensed broker-dealer.

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

In the normal course of business, the Company periodically sells securities not yet purchased (short sales) for its own account and writes options. The establishment of short positions and option contracts expose the Company to off-balance sheet market risks in the event prices change, as the Company may be obligated to cover such positions at a loss. At February 29, 2000, the Company had no short security positions, the Company had not written any option contracts and did not own any options. The Company did not experience any credit losses due to the failure of any counterparties to perform during the year ended February 29, 2000. Senior management of the Company is responsible for reviewing trading positions, exposures, profits and losses, trading and hedging strategies on a daily basis.

The Company's significant industry concentrations, which arise within its normal course of business activities, is with financial institutions for bank securities transactions.

(12) SEGMENT INFORMATION

Description of the types of services from which each reportable segment derives its revenues

The Banc Stock Group, Inc., has five reportable segments:
Research, Mutual Fund Advisor, Brokerage, Investment Banking and Trading Portfolio. Research provides bank valuation services and financial research of small-capitalization community bank stocks. The Mutual Fund Advisor is the investment advisor to The Banc Stock Group Fund, a diversified, open-end mutual fund. Brokerage provides private portfolio management and brokerage services to individual and institutional investors. Trading Portfolio is a segment designed to isolate the market volatility of security positions from the performance of other business segments to aid the operating decision makers in deciding how to allocate resources and in assessing performance. Revenue is generated in the Trading Portfolio from trading profits and losses on the Company's portfolios.

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

Financial information for the year ended February 29, 2000

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


                             Mutual
                             Fund              Investment Trading
                    Research Advisor  Brokerage Banking    Portfolio  Combined

Revenue from
external customers:
   Trading Profits
     (Losses)                           $65,477            ($293,449)($227,972)
   Fees &
     Commissions    $26,289  $257,592 2,222,335                      2,506,216
   Investment
banking              10,000             363,969 $275,462               649,431
   Dividends                             24,271              262,148   286,419
Intersegment
   revenues                                                               -
Interest revenue                         22,596               29,920    52,516
Interest expense                          8,351                1,755    10,106
Depreciation and
   amortization      15,694   15,694     50,218   16,053                97,659
Segment income
(loss) before taxes(336,499)(427,405)   509,143 (453,858)    (40,912) (749,531)
Equity in net
   earnings of
   affiliated company                                       (176,040) (176,040)
Segment assets       54,013   72,637  2,275,045  116,935  10,517,844 13,036,474
Expenditures for
  segment assets     14,289   14,289     14,289   14,290                57,157

Financial information for the year ended February 28, 1999

Revenue from
external customers:
   Trading Profits
     (Losses)                          ($97,375)           ($727,335)($824,710)
   Fees &
     Commissions   $30,051  $444,637  2,937,202                      3,441,890
   Investment
     banking        70,847                      $900,311               971,158
   Dividends                             13,006              180,333   193,339
Intersegment
   revenues                                                               -
Interest revenue                         42,482                8,194    50,676
Interest expense                         22,870               34,265    57,135
Depreciation and
   amortization     14,540               34,884               43,619    93,043
Segment income
(loss)before taxes(315,938)  104,825    778,018  135,959  (1,129,954) (427,090)
Equity in net
  earnings of
  affiliated company                                         (52,070)  (52,070)
Segment assets      55,417    95,273  2,240,322  118,370  11,928,390 14,437,772
Expenditures for
   segment assets   20,000    20,000     21,336   20,000                81,336

ITEM 8:   Changes In and Disagreements With Accountants or
          Accounting and Financial Disclosures
None

                             PART III
ITEM 9:   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange
          Act

As of February 29, 2000, the members of the Company's Board of Directors, and the Company's executive officers, each of whom serves at the direction of the Board, were as follows:

                              Term
Name                   Age   Expires            Position
Michael E. Guirlinger   52    2000 Director, President, CEO & Treasurer
Jeffrey C. Barton       53         Vice President & Chief Financial Officer
Mark A. Davis           48         Vice President & Director of Research
Sandra L. Quinn         34    2002 Director, Vice President & Corp. Secretary
Harry J. Ryan           55         Vice President & Director of Marketing
Edward E. Schmidt       53         Executive Vice President
Larry A. Beres          53    2000 Director
Roger D. Blackwell      59    2002 Director
Robert K. Butner        78    2001 Director
Richard Desich          60    2000 Director
James G. Mathias        47    2000 Director
John Rettig             59    2001 Director
Harvey J. Thatcher      66    2002 Director
L. Jean Thiergartner    67    2001 Director

     Michael E. Guirlinger was elected President, Chief Executive
Officer and Treasurer by the Board of Directors effective May 18,
1995. Mr. Guirlinger is a member of the Board of Directors for the Company and BSA.

Mr. Guirlinger had been Vice President and Chief Operating
Officer of the Company since December, 1992 and a Director since June, 1993. Since 1995, Mr. Guirlinger has also been President and CEO of ShareholderOnline and was Vice President from 1992 to 1995. He is also President and Treasurer of Buckeye Bancstocks and HAG and Vice President and Treasurer of BSFS. From 1991 to December 1992, Mr. Guirlinger was a Director of Development for Foxgate Farms, Inc., a residential home builder. During that same period, Mr. Guirlinger was also Vice President of Northwest Passage Trading Co., a national and international trading company. In 1990, Mr. Guirlinger, along with two other individuals, founded Spectrum Mortgage Co., a real estate mortgage broker, with which he was involved until 1991. From
1986 to 1990, Mr. Guirlinger was Director of Development and
Finance for Investment Resources, Inc., an intrastate broker-dealer. Mr. Guirlinger received a B.A. Degree from Aquinas
College in 1970 and an M.B.A. Degree from the Ohio State
University in 1986. Mr. Guirlinger I licensed as a General Securities Representative (Series 7), General Securities
Principal ( Series 24), and a Uniform Securities Agent (Series
63).

     Jeffrey C. Barton has been Chief Financial Officer of the Company since October, 1992. He is also Vice President & CFO of the Company's subsidiaries and of ShareholderOnline. Effective January 1999 Mr. Barton was designated Principal of Buckeye Bancstocks, Inc. From 1990 through 1998, Mr. Barton was also CFO of Saunders Pearson Company, a contract financial management company. Mr. Barton received a B.B.A. Degree from Ohio University in 1969 and an M.B.A. Degree from Ohio University in 1972. Mr. Barton is a Certified Public Accountant and is licensed as a Financial Operations Principal (Series 27) and a Uniform Securities Agent (Series 63).

     Mark A. Davis is Vice President and Director of Research for the Company and its subsidiaries. He is also Vice President of ShareholderOnline. He is a former Vice President of The Phoenix Scioto Company, FS Management Company and Buckeye Bancstocks, Inc. Mr. Davis is currently a registered principal for BSFS. He attended Yale College, New Haven, Connecticut. Mr. Davis is licensed as a Registered Options Principal (Series 4), Uniform Securities Agent (Series 63), Municipal Securities Principal (Series 53), General Securities Principal (Series 24), and General Securities Representative (Series 7).

     Sandra L. Quinn is a Director of the Company and Vice President & Corporate Secretary. She is also Vice President & Corporate Secretary of the Company's subsidiaries and of ShareholderOnline. She has been a Director of the Company and of ShareholderOnline since 1993. From October 1995 through 1998, Ms. Quinn served as Principal of Buckeye Bancstocks, Inc. Ms. Quinn is a member of the American Society of Corporate Secretaries. Ms. Quinn graduated valedictorian from Bradford Business School. She began her employment with the Company in May, 1991, and is licensed as a Uniform Securities Agent (Series
63), Corporate Securities Representative (Series 62), Uniform Investment Adviser Representative (Series 65), and as an Investment Company/Variable Contracts Limited Representative (Series 6).

     Harry J. Ryan is Vice President & Director of Marketing of the Company and of ShareholderOnline. He joined the Company in January 1997. Prior to his employment by the Company, he was the Vice President of Marketing for LifeLine Shelter Systems, an Ohio based manufacturer of mobile medical and dental clinics with clients worldwide. Prior to his career in private sector marketing, Mr. Ryan served for fourteen years as the Director of several departments, for the Ohio Attorney General. Prominent among these was his position as Director of Program Development, the public relations and educational arm of the office, and chief administrator of the Ohio Medical Fraud Department. He also provided political direction to the Attorney General as his Deputy Campaign Director. Prior to this, he served with the U.S. Army and U.S. State Department in the American Embassy in Teheran, Iran. Mr. Ryan holds a Bachelor of Arts degree from Ohio Dominican College and a Master's of Business degree from Central Michigan University. He is licensed as a Uniform /Securities Agent (Series 63), and a General Securities Representative (Series 7).

     Edward E. Schmidt is Executive Vice President of the Company and of ShareholderOnline. Mr. Schmidt joined the Company in May 1997. Previously, he served as President, CEO and Director of Capital West Group, Inc., subsidiary of Capital Corp of the West, holding the additional position of Senior Vice President. Prior to that he served as Director of The Finley Group, Inc. Mr. Schmidt is a Certified VIA consultant, holds a BS Business Administration degree and is a graduate of the Pacific Coast Banking School, University of Washington, Seattle, Washington. Mr. Schmidt is licensed as a Corporate Securities Representative (Series 62), and as a Uniform Securities Agent (Series 63).

     Larry A. Beres became a Director of the Company in 1995.
Mr. Beres is Executive Vice President of Tooling Technology Group of Dayton, Ohio. The firm is a supplier of tooling to the plastics industry. He was formerly President of Formex, Inc., of Dayton, Ohio, a supplier of systems to the plastics Industry.
Mr. Beres graduated from Kent State University with a Bachelor of Science Degree in Chemistry and attended the K.S.U MBA Program.

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

     Robert K. Butner became a Director of the Company in 1993. Mr. Butner is also a Director of ShareholderOnline. Mr. Butner is retired from the faculty of Ohio University where he was a Professor of Mathematics for 39 years and Chairman of the Mathematics Department. Upon retirement, Mr. Butner was confirmed Emeritus Professor of Mathematics. Mr. Butner received a B.S. Degree in 1943 with Phi Beta Kappa honors and an M.S. Degree in 1949 and a Ph.D. Degree in 1952 from the State University of Iowa. From 1943 to 1946, Dr. Butner served as an officer in the United States Navy. Since retirement, Dr. Butner has continued his long-term involvement with the Independent Study Program at Ohio University, writing a number of Study Guides for correspondence courses in Mathematics.

     Richard Desich became a Director of the Company in December 1999. Mr. Desich is the owner and President of Mid-Ohio Securities since 1974, specializing in investment management and trustee / custodial services for individual retirement accounts; President of Equity Oil and Gas Funds Incorporated, specializing in producing oil and gas; and General Principal for Maddie Consulting and has lectured throughout the United States at various seminars and conferences. Mr. Desich is a Director of the Lorain County Community College and of Accel International Corporation, a property and casualty insurance company. He graduated from Ohio State University with a B.S. degree in Finance.

     Dr. James G. Mathias became a Director of the Company in 1993. Dr. Mathias is also a Director of ShareholderOnline.
Since 1988, Dr. Mathias has been a veterinarian practicing in Tipp City, Ohio, where he is the owner of the Tipp City Animal Hospital and Wellness Center. Dr. Mathias attended the University of Texas and completed his education at the Ohio State University, graduating from the College of Veterinary Medicine in 1978. He was a member of the Honor Society of Phi Zeta, a Veterinary Honor Society. Dr. Mathias is also founder and president of the Dayton North Women's Center and is a speaker on Ratite Medicine. He is currently on the Veterinary Advisory Board of the Iams Company.

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

     Harvey J. Thatcher became a Director of the Company in 1991. He was formerly President of Thatcher Insurance Agency, Inc. Since retirement from Thatcher Insurance, Inc., he is engaged in the refinancing of homes as a Mortgage Broker. He also serves as Director of the following organizations: ShareholderOnline (since
1991), Thatcher Lands, Inc., (since 1976), German Mutual Insurance Company (since 1987), Tri-State Venture Group (since
1994), and Tendasoft, Inc. (Since 1998).

     Jean Thiergartner became a Director of the Company in 1991, as well as a Director of ShareholderOnline. Ms. Thiergartner is also the Secretary-Treasurer of Thiergartner Farms, Inc., for which she worked for more than 30 years. She is past Treasurer of the Ohio Beef Council, past President of the Ohio Cattle Womens' Association, has been a member and past President of the Union County Health Board for over 14 years and is a past delegate to the State Convention for the Ohio Farm Bureau. She is a member of St. Paul Lutheran Church and active on many committees, including the Parsonage Building Committee. She is presently serving on the Advisory Board for Ohio Hi-Point and Clark Tech Adult Education.

Based solely upon a review of Forms 3 and 4 furnished to the Company under Rule 16a-3(d), there were no reports filed late during the fiscal year ended February 29, 2000.

ITEM 10:       Executive Compensation

                   Summary Compensation Table

Name of Principal                                          Awards     All
and Position             Year    Salary   Bonus(B) Other*  Options(A) Other


Michael E. Guirlinger,
President                1999    101,574            33,975

Mark A. Davis, VP        1999     90,000            21,388  37,500 sh

Jeffrey C. Barton, CFO   1999    100,000   11,144           12,500 sh

Michael E. Guirlinger,
President                1998    100,000   91,812   46,828  81,010 sh

Mark A. Davis, VP        1998     85,000   90,406   62,589  40,000 sh

Edward E. Schmidt, EVP   1998     75,000   20,870    4,905   6,000 sh

Michael E. Guirlinger,
President                1997     80,455   36,861   35,202  45,000 sh

Mark A. Davis, VP        1997     61,923   58,890   61,066  30,000 sh

Edward E. Schmidt, EVP   1997     62,019    3,140           15,000 sh 94,102(A)

* Commissions


(A) During the fiscal year ended February 29, 2000, options were granted, with terms of ten years and exercise prices of $4.50 and $2.25 to employees and independent contractors including Messrs. Davis and Barton. Mr. Davis was awarded 15,000 stock options which vested immediately and 15,000 stock options which vest over five years with an exercise price of $4.50 and 3,750 stock options which vested immediately and 3,750 stock options which vest over five years with an exercise price of $2.25. Mr. Barton was awarded 5,000 stock options which vested immediately and 5,000 stock options which vest over five years with an exercise price of $4.50 and 1,250 stock options which vested immediately and 1,250 stock options which vest over five years with an exercise price of $2.25. During the fiscal year ended February 28, 1999, options were granted, with terms of ten years and exercise prices of $14.75 to employees and independent contractors including Messrs. Guirlinger, Davis and Schmidt. Mr. Guirlinger was awarded 40,505 stock options which vested immediately and 40,505 stock options which vest over five years. Mr. Davis was awarded 20,000 stock options which vested immediately and 20,000 stock options which vest over five years. Mr. Schmidt was awarded 3,000 stock options which vested immediately and 3,000 stock options which vest over five years. During the fiscal year ended February 28, 1998, Mr. Guirlinger was awarded 22,500 stock options which vested immediately and 22,500 stock options which vest over five years, at an exercise price of $2.125. These stock options expire on March 7, 2007. Mr. Davis was awarded 15,000 stock options which vested immediately and 15,000 stock options which vest over five years, at an exercise price of $2.125. Mr. Schmidt was awarded 7,500 stock options which vested immediately and 7,500 stock options which vest over five years, at an exercise price of $2.375. Mr. Schmidt exercised 7,500 of his options resulting in compensation of the difference between the exercise price and fair market value at date of exercise of $94,102. During the fiscal year ended February 28, 1997, Mr. Guirlinger was awarded 25,000 stock options effective February 29, 1996 which vested immediately. These stock options expire February 28, 2006, with an exercise price of $2.875. At February 29, 2000 Mr. Guirlinger has 198,506 stock options which are exercisable and 52,504 stock options which vest over five years. Mr. Davis has 157,150 stock options which are exercisable and 50,350 stock options which vest over five years. Mr. Schmidt has 10,350 stock options which are exercisable and 10,650 stock options which vest over five years. Mr. Barton has 6,250 stock options and 20,000 warrants which are exercisable and 6,250 stock options which vest over five years.

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

ITEM 11: Security Ownership of Certain Beneficial Owners and Management

The following sets forth, as of March 31, 2000, certain information concerning stock ownership of all persons known by the Company to own beneficially five percent or more of the outstanding shares of any class of the Company's Common Stock, each director and all officers and directors of the Company as a group, and the percentage of voting power (assuming exercise of all options which are currently exercisable):

                        Class A   Options/  Class A      Class C
                        Shares(A) Warrants  Total  Class Shares Class Combined
                        Number    Number    Number   A % Number   C %      %
Jeffrey C. Barton
290 E. Kossuth Street
Columbus, Ohio 43206    6,000  27,250    33,250     *                       *

Larry A. Beres
7811 Winding Way South
Tipp City, Ohio 45371  42,500  40,000    82,500     *                       *

Roger D. Blackwell
3380 Tremont Road
Columbus, Ohio 43221   13,500  10,000    23,500     *                       *

Robert K. Butner
12 McGuffey Lane
Athens, Ohio  45701   369,779  65,000   434,779    4.5%                    4.5%

James T. Coppage
6001 River Road,
Suite 402 Columbus,
Georgia 31904         89,140             89,140      *   10,860   9.1%     1.0%

Mark A. Davis
6215 Northgate Rd. Apt. D
Columbus, Ohio 43229  31,778  167,150   198,928    2.1%                    2.0%

Richard Desich
36 Lake Avenue
Elyria, Ohio 44036     7,450              7,450      *                      *

First Eldorado
Bancshares
946 Fourth Street
Eldorado, IL 62930   361,017            361,017     3.8%  43,983  36.7%    4.2%

Michael E. Guirlinger
5321 C Drumcally Lane
Dublin, Ohio  43017   22,427  211,107   233,534     2.4%                   2.4%

James G. Mathias
7707 Winding Way South
Tipp City,
Ohio  45371           96,568   65,000   161,568     1.7%   2,170   1.8%    1.7%

Sandra L. Quinn
6288 Chelmsford Sq. E.
Columbus, Ohio  43229 10,500   43,000    53,500       *                     *

John Rettig
826 Third Avenue
Fremont, Ohio 43420   35,290   20,000    55,290       *                     *

Harry J. Ryan
3888 James River Road
New Albany,
Ohio 43054            15,000   12,750    27,750       *                     *

Edward E. Schmidt
5544 Turnberry Drive
Westerville,
Ohio 43082                     12,950    12,950       *                     *

Harvey J. Thatcher
135 East Central
Van Wert,
Ohio  45891          57,692    65,000   122,692      1.3%                  1.3%

L. Jean Thiergartner
20896 Orchard Road
P.O. Box 387
Milford Center,
OH 43045            241,500    65,000   306,500      3.2%                  3.1%

John W. Walden
1132 Broadway
Columbus,
Georgia 31901       178,280             178,280      1.9%  21,720  18.1%   2.1%

Carol A. Wright
755 Wagon Wheel Drive
Northport,
MI 49670             90,442              90,442       *    11,411   9.5%   1.0%

Directors and Officers
as a Group
(12 persons)        949,984  804,207  1,754,191     18.2%   2,170   1.8%  18.0%

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

                           SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

THE BANC STOCK GROUP, INC.

/S/Anthony J. Reilly
By Anthony J. Reilly (appointed President & CEO on April 27, 2000)
May 3, 2000.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title                          Date

/S/Anthony J. Reilly              President & CEO              May 3, 2000
Anthony J. Reilly

/S/Sandra L. Quinn            Secretary and Director           May 3, 2000
Sandra L. Quinn

/S/Jeffrey C. Barton          Chief Financial Officer          May 3, 2000
Jeffrey C. Barton           (chief financial and chief
                                accounting officer)
/S/Larry A. Beres                  Director                     May 3, 2000
Larry A. Beres

/S/Roger D. Blackwell              Director                     May 3, 2000
Roger D. Blackwell

/S/Robert K. Butner                Director                     May 3, 2000
Robert K. Butner

/S/Richard Desich                  Director                     May 3, 2000
Richard Desich

                                   Director
James G. Mathias

/S/John Rettig                     Director                     May 3, 2000
John Rettig

/S/Harvey Thatcher                 Director                     May 3, 2000
Harvey Thatcher

/S/Jean Thiergartner               Director                     May 3, 2000
L. Jean Thiergartner

                              Financial Data Schedule