Form 10KSB
period 2000-05-31
BANC STOCK GROUP INC
filed 2000-07-14
CIK 909108

U.S. Securities and Exchange Commission
                      Washington D.C. 20549

                           Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
  For the quarterly period ended                        May 31, 2000

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
                              INDEX
                                             PAGE

Part I Financial Information:

     Item 1.  Consolidated Financial Statements          3-7

     Notes to Consolidated Financial Statements          8-20

     Item 2.  Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations                                  21-25

Part II Other Information:

     Item  1 through Item 6                              26

Signatures                                               27

           THE BANC STOCK GROUP, INC. AND SUBSIDIARIES
                              PART I
                      FINANCIAL INFORMATION

ITEM 1.   Financial Statements

The accompanying consolidated financial statements of The Banc Stock Group, Inc. are unaudited but, in the opinion of management, reflect all adjustments (which include only normal recurring accruals) necessary to present fairly such information for the periods and at the dates indicated and to make the consolidated financial statements not misleading. The results of operations for the three months ended May 31, 2000 may not be indicative of the results of operations for the year ending February 29, 2001. Since the accompanying consolidated financial statements have been prepared in accordance with Item 310 of Regulation S-B, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Annual Report.

THE BANC STOCK GROUP, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
AS OF MAY 31, 2000
(UNAUDITED)

ASSETS
Cash                                                             $  6,589,771
Trading portfolio:
   Marketable equity securities, at market value                    3,591,778
   Not readily marketable equity securities,
      at estimated fair value                                         222,323
Mortgage participation notes, at market value                         249,600
Accounts receivable:
   Affiliates                                                          44,034
   Pending settlements and other                                      139,144
   Refundable income taxes                                             57,000
Equity investment in ShareholderOnline, Inc.                          290,200
Property and equipment, net of accumulated depreciation of $231,791   168,382
Deposits and other                                                    218,953

Total assets                                                     $ 11,571,185

LIABILITIES
Unearned commisions                                              $     70,300
Accounts payable to broker-dealers and other                            4,608
Secuities sold not yet purchased                                      223,357
Accrued expenses                                                      552,272

Total liabilities                                                     850,537

SHAREHOLDERS' EQUITY
Preference stock, 50,000,000 shares authorized,                          -
   none issued or outstanding
Common stock:
   Class A, no par value, 149,880,000 shares authorized,
      8,639,862 shares issued and 8,336,817 shares outstanding      9,467,203
   Class C, no par value, 120,000 shares
      authorized, issued and outstanding
   Treasury stock, at cost
      (303,045 Class A shares)                                       (385,403)
   Deferred compensation                                             (101,677)
Retained earnings                                                   1,740,525

Total shareholders' equity                                         10,720,648

Total liabilities and shareholders' equity                       $ 11,571,185

The accompanying notes are an integral part of these consolidated financial statements.

THE BANC STOCK GROUP, INC. and SUBSIDIARIES
CONSOLIDATED  STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED MAY 31 , 2000 and 1999
(UNAUDITED)
                                                          2000          1999
REVENUES AND TRADING GAINS and LOSSES:
   Trading profits (losses)                           $ (754,203)  $  460,570
   Management fees and commissions                       454,807      764,387
   Investment banking                                     32,982      312,127
   Dividends                                              59,751       48,991
   Interest and other                                     13,133       11,055

Total revenues and trading gains and losses             (193,530)   1,597,130

EXPENSES:
   Brokers' commission                                   198,910      347,398
   Salaries, benefits and payroll taxes                  354,122      233,875
   Professional fees                                     121,188      147,790
   Interest                                                3,631        1,220
   Write off of goodwill of liquidated subsidiary        309,745         -
   General and administrative                            325,357      341,545

Total expenses                                         1,312,953    1,071,828

INCOME (LOSS) BEFORE TAXES                            (1,506,483)     525,302

INCOME TAX PROVISION (CREDIT)                           (150,500)     165,000

INCOME (LOSS) BEFORE EQUITY IN NET EARNINGS
   OF AFFILIATED COMPANY                              (1,355,983)     360,302

Equity in net losses of ShareholderOnline, Inc.          (60,680)      (4,200)

NET INCOME (LOSS)                                    $(1,416,663)   $ 356,102

BASIC EARNINGS (LOSS) PER SHARE                      $     (0.17)   $    0.04
DILUTED EARNINGS (LOSS) PER SHARE                    $     (0.17)   $    0.04

The accompanying notes are an integral part of these consolidated financial statements.

THE BANC STOCK GROUP,INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS of CHANGES in SHAREHOLDERS' EQUITY
FOR THE PERIOD ENDED MAY 31, 2000
(UNAUDITED)

                                   Treasury  Deferred    Retained
                     Class A Class C Stock  Compensation Earnings    Total
Balance 2/29/00     $9,317,203  -  ($385,403) ($22,778) $3,157,188 $12,066,210

Stock options and
  warrants
  compensation
  expense               68,500  -       -          -            -       68,500

Deferred compensation
  related to stock
  options and warrants  81,500  -       -      (81,500)         -         -

Amortization of deferred
  compensation            -     -       -        2,601          -        2,601

Net loss                  -     -       -         -     (1,416,663) (1,416,663)

Balance 5/31/00    $9,467,203   -  ($385,403)($101,677) $1,740,525 $10,720,648

The accompanying notes are an integral part of these consolidated financial statements.

THE BANC STOCK GROUP, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS of CASH FLOWS
FOR THE PERIOD ENDED MAY 31, 2000 and 1999
 (UNAUDITED)

                                                          2000          1999
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                   $ (1,416,663)  $  356,102
 Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
    Depreciation and amortization                          23,823       24,389
    Write off of goodwill of liquidated subsidiary        309,745
    Stock options and warrants compensation expense        68,500       67,627
    Amortization of deferred compensation                   2,601         -
    Deferred taxes                                       (150,500)     (85,000)
    Equity in undistributed losses of
      ShareholderOnline, Inc.                              60,680        4,200
    Unrealized loss                                       526,272      219,851
   (Increase) decrease in certain assets-
      Trading profits, net                              3,086,230      657,025
      Mortgage participation notes                           -         107,000
      Accounts receivable clients                          62,922      (24,149)
      Other accounts receivable                           879,938      139,608
      Refundable income taxes                             200,000         -
      Other assets                                         13,555       11,982
    Increase (decrease) in certain liabilities-
      Securities sold not yet purchased                   223,357         -
      Unearned commissions                                (24,500)    (149,400)
      Accounts payable to broker-dealers and other        (75,126)      14,623
      Accrued expenses and other                          (92,958)       8,603
   Net cash provided by operating activities            3,697,876    1,352,461

CASH FLOWS FROM INVESTING ACTIVITIES:
  Issuance of notes receivable                               -           2,350
  Purchase of property and equipment                       (6,066)     (23,788)
  Disposal of property                                     22,634         -
 Net cash provided by (used in) investing activities       16,568      (21,438)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of stock options                                  -           5,313
  Advances from affiliates                                  1,510        5,126
  Advances to affiliates                                  (27,454)     (11,672)
 Net cash used in financing activities                    (25,944)      (1,233)

NET INCREASE IN CASH                                    3,688,500    1,329,790

CASH, BEGINNING OF PERIOD                               2,901,271      332,332

CASH, END OF PERIOD                                   $ 6,589,771  $ 1,662,122

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
   Interest                                           $     3,631  $     1,220

The accompanying notes are an integral part of these consolidated financial statements.

                  THE BANC STOCK GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 2000

(1)  ORGANIZATION AND NATURE OF BUSINESS

The Banc Stock Group, Inc. (the Company) is a Florida corporation incorporated in April, 1990. The Company has two wholly-owned subsidiary operating companies.

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

Heartland Advisory Group, Inc. (HAG), is a registered investment adviser. HAG is the Investment Adviser to The Banc Stock Group Fund, a diversified, open-end mutual fund and offers advisory accounts to qualified investors.

Buckeye Bancstocks, Inc., was an Ohio corporation established in 1977, to act as an intrastate broker-dealer trading primarily in Ohio bank stocks until May 31, 2000, when it was liquidated.

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

Valuation of Trading Portfolio

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

Goodwill

The excess purchase price over the fair market value of the net assets acquired from BSFS is being amortized on a straight line basis over 20 years.

Revenues

Securities transactions and commissions are accounted for on the trade date basis. Dividend income is recorded on the ex-dividend date and interest income is accrued as earned. Realized gains and losses from sales of securities are determined utilizing the first-in, first-out method (FIFO). Investment banking revenue is recorded upon completion of the underwriting.

Earnings Per Share

Basic and diluted earnings per common share are computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." A reconciliation of the numerators and denominators used in these calculations is shown below:
                                           For the Quarter Ended May 31, 2000
                                           Income         Shares     Per-Share
                                         (Numerator)   (Denominator)   Amount
Basic Earnings                           ($1,416,663)    8,456,817     ($ .17)
Diluted Earnings                         ($1,416,663)    8,456,817     ($ .17)

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

Equity Investment in ShareholderOnline, Inc.

ShareholderOnline, Inc., an Ohio corporation establishing an electronic stock information service and alternative trading system was under common management with the Company through April 27, 2000. Because of the common management, the Company's 16% ownership investment in ShareholderOnline, Inc., was accounted for on the equity method of accounting through the end of April 2000. During 1999, ShareholderOnline, Inc., formalized its plans to raise additional capital to launch its operations. Also, the Boards of Directors of the Company and ShareholderOnline, Inc., recognized that separate management was required to effectively execute ShareholderOnline, Inc.'s business plan, and on April 27, 2000, the President and CEO of ShareholderOnline, Inc., resigned his positions with the Company to devote his full attention to ShareholderOnline, Inc. During 2000, ShareholderOnline, Inc., began pursuing separate investment and financing alternatives. The use of the equity method of accounting for the investment in ShareholderOnline, Inc., was discontinued as of May 1, 2000.

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

(4) TRADING PORTFOLIO

Marketable equity securities at May 31, 2000 consist of bank stocks at market value, as follows:
       Traded on national securities markets                   $ 1,714,137
       Not traded on national securities
         markets, but with readily ascertainable
         market value                                            1,877,641

               Total marketable equity securities               $3,591,778

As of May 31, 2000, the Company had one investment representing 20.6% of its marketable equity securities.

Securities not readily marketable include securities for which there is no market on a securities exchange and no independent publicly quoted market. These securities at May 31, 2000 were $222,323 at fair value with a cost of $262,760.

(5)  MARGIN ACCOUNTS PAYABLE TO BROKER-DEALERS

The Company had no margin accounts payable to broker-dealers as of May 31, 2000. Margin accounts bear interest at variable rates which approximate the Broker Call Rate. Margin accounts are secured by the securities held by the respective broker-dealers.

(6)  RELATED PARTY TRANSACTIONS

Operating Expenses

The Company and ShareholderOnline, Inc., were under common management through April 27, 2000. Certain expenses were paid by the Company and allocated to ShareholderOnline, Inc., based upon predetermined percentages as approved by the officers of the Companies. Operating expenses in the allocation were primarily salaries and benefits. Total expenses allocated to ShareholderOnline, Inc., were $60,680 and $38,000 for the quarters ended
May 31, 2000 and 1999, respectively.

(7)  INCOME TAXES

The Company files a consolidated Federal income tax return. It is the policy of the Parent to allocate the consolidated tax provision to subsidiaries as if each subsidiary's tax liability or benefit were determined on a separate company basis. As part of the consolidated group, subsidiaries transfer to the Parent their current Federal tax liability or assets.

The provisions for income taxes for the quarters ended May 31, 2000 and 1999 are composed of the following:
                                                  2000                 1999
Current income taxes                                -               $ 250,000
Deferred income taxes                         $ (150,000)             (85,000)
Provision for income taxes                    $ (150,000)          $  165,000

Deferred tax assets and liabilities consist of the following at May 31, 2000 and 1999:

                                                   2000                  1999
Deferred tax benefit of NOL carryforward       $  234,000           $   1,500
Deferred tax benefit of stock options and
     Warrants compensation                         55,000                -
Deferred tax benefit (liabilities) on unrealized
     gains on securities owned                     26,000            (982,500)
Valuation allowance                              (315,000)               -
Deferred taxes                                 $     -              $(981,000)

(8)  OPERATING LEASES

The Company leases certain facilities, a vehicle and office equipment under operating leases. Total lease expenses were approximately $123,000 in the fiscal year ended February 29, 2000. The future minimum lease payments under existing leases are as follows:
                                      Amount
                    2001            $ 127,900
                    2002              129,700
                    2003               51,900
                                    $ 309,500

(9) EMPLOYEE INCENTIVE PLANS

Incentive Compensation Plan

All full-time executive employees of the Company are eligible to participate in the Banc Stock Group Incentive Compensation Plan. The Plan provides that a bonus fund will be established in an amount equal to 20% of the pre-tax realized profits of the Company in excess of a 15% pre-tax return on equity. The amount of the bonus fund is calculated each fiscal quarter on a cumulative basis. The allocation of the bonus fund is to be made by the President of the Company. The Company did not incur any expense under the Plan for the quarters ended May 31, 2000 or 1999.

Stock Option Plan and Stock Warrants

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

Effective May 11, 2000, one million warrants were granted to the newly recruited President & CEO of the Company with exercise prices of $1.60 which vest, 20% immediately and 20% each year over four years, and ten thousand warrants were granted to a Director with exercise prices of $1.75 which vest immediately.
All of these warrants have ten year terms.

The Company applies Accounting Principles Board Opinion 25 and related Interpretations (APB 25) in accounting for stock options and warrants issued to employees and Directors. Accordingly, compensation cost is recognized based on the intrinsic value of the stock options or warrants.

Because stock options and warrants issued to independent contractor representatives and consultants, do not fall within the scope of APB 25, compensation expense is recorded for these instruments based on the fair value method, as computed in accordance with Statement of Financial Accounting Standards No. 123 (FAS 123).

Had compensation cost for all of the Company's stock-based awards been determined in accordance with FAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:
                                                     Quarter Ended
                                             May 31, 2000       May 31, 1999
     Net income (loss)   As reported          ($1,416,663)       $ 356,102
                         Pro forma            ($1,764,131)       ($252,659)

     Basic earnings per share
                         As reported              ($ 0.17)          $ 0.04
                         Pro forma                ($ 0.21)         ($ 0.03)
     Diluted earnings per share
                         As reported              ($ 0.17)          $ 0.04
                         Pro forma                ($ 0.21)         ($ 0.03)

To make the computations of pro forma results under FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield for all years and expected lives of ten years. For fiscal 2001, the average expected volatility is 47%, and the average assumed risk-free interest rate is 6.67%. The options and warrants granted under these plans are not registered and, accordingly, there is no quoted market price.

A summary of the status of the Company's stock option and warrants plans as of May 31, 2000 and 1999 and changes during the quarters is presented below:

                                           Options              Warrants
                                                Exercise              Exercise
                                       Shares    Price       Shares    Price
Outstanding March 1,  1999             951,010   $ 6.098     243,000   $ 6.118
Granted                                166,500   $ 4.500      82,000   $ 4.499
Exercised                               (2,500)  $ 2.125
Forfeited                               (2,500)  $ 2.125
Outstanding May 31, 1999             1,112,510   $ 5.872     325,000   $ 5.710

Exercisable May 31, 1999               753,256   $ 5.511     323,800   $ 5.713

Outstanding March 1, 2000            1,174,010   $ 5.559     392,000   $ 5.099
Granted                                                    1,010,000   $ 1.601
Expired unexercised                     (1,200)  $ 4.500
Forfeited                                 (800)  $ 4.500
Outstanding May 31, 2000             1,172,010   $ 5.561   1,402,000   $ 2.579


Exercisable May 31, 2000               933,810   $ 5.513     602,000   $ 3.881

Weighted-average fair value
   of options and warrants
   granted during the quarter,
   computed in accordance
   with FAS 123                                                         $1.231

The following table summarizes information about fixed stock options and warrants outstanding at May 31, 2000:
                                     Options               Warrants
Range of exercise prices      $14.750 - $16.875             $14.750
Number outstanding                   258,510                 70,000
Weighted-average remaining
   contractual life in years               7.944                  7.945
Weighted-average exercise price          $14.758                $14.750
Number exercisable                    205,710                70,000

Range of exercise prices        $4.375 - $4.500         $4.440 - $4.500
Number outstanding                    165,500                82,000
Weighted-average remaining
   contractual life in years                8.951                 8.948
Weighted-average exercise price            $4.499                $4.499
Number exercisable                     99,200                82,000

Range of exercise prices       $2.125 - $2.875          $1.600 - $2.875
Number outstanding                    748,000             1,250,000
Weighted-average remaining
   contractual life in years                6.158                 9.381
Weighted-average exercise price            $2.617                $1.772
Number exercisable                    628,900               450,000


(10)  REGULATORY REQUIREMENTS

BSFS is subject to the uniform net capital rule of the Securities and Exchange Commission (Rule 15c3-1), which requires that the ratio of "aggregate indebtedness" to "net capital" not exceed 15 to 1 (as those terms are defined by the Rule). BSFS had net capital of $1,583,763 as of May 31, 2000, which was in excess of its required minimum net capital of $100,000. The ratio of aggregate indebtedness to net capital was 0.25 to 1 as of May 31, 2000. BSFS is also subject to regulations of the District of Columbia and thirty states in which it is registered as a licensed broker-dealer.

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

In the normal course of business, the Company periodically sells securities not yet purchased (short sales) for its own account and writes options. The establishment of short positions and option contracts expose the Company to off-balance sheet market risks in the event prices change, as the Company may be obligated to cover such positions at a loss. At May 31, 2000, the Company had short security positions of $223,357, the Company had not written any option contracts and did not own any options. The Company did not experience any credit losses due to the failure of any counterparties to perform during the quarter ended May 31, 2000. Senior management of the Company is responsible for reviewing trading positions, exposures, profits and losses, trading strategies and hedging strategies on a daily basis.

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

Financial information for the quarter ended May 31, 2000

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

                          Mutual
                           Fund             Investment Trading
               Research  Advisor  Brokerage  Banking   Portfolio    Combined
Revenue from external
customers:
 Trading Profits (Losses)           $37,679            ($791,882)   ($754,203)
 Fees & Commissions      $37,098    411,720                5,989      454,807
 Investment
  banking       $27,000                       $5,982                   32,982
 Dividends                            5,237               54,514       59,751
Intersegment revenues                                                    -
Interest revenue                      4,203                8,930       13,133
Interest expense                        230                3,401        3,631
Depreciation and
 amortization     3,775    3,775    322,153    3,865                  333,568
Segment income (loss)
 before taxes  (170,140)(104,997)  (331,611)(163,006)   (736,729)  (1,506,483)
Equity in net earnings of
affiliated company                                       (60,680)     (60,680)
Segment assets   46,095   53,472  2,451,697   45,066   8,974,855   11,571,185
Expenditures for
 segment assets   1,516    1,516      1,518    1,516                    6,066

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

                          Mutual
                           Fund             Investment  Trading
                Research  Advisor  Brokerage  Banking   Portfolio   Combined
Revenue from external
customers:
 Trading Profits (Losses)           $249,403             $211,167    $460,570
 Fees & Commissions       $96,074    661,641                6,672     764,387
 Investment
  banking        $2,500              181,914 $127,713                 312,127
 Dividends                             4,574               44,417      48,991
Intersegment revenues                                                    -
Interest revenue                       6,236                4,819      11,055
Interest expense                         739                  481       1,220
Depreciation and
 amortization     3,917     3,917     12,548    4,007                  24,389
Segment income (loss)
 before taxes  (102,364) (111,924)   536,125  (56,650)    260,115     525,302
Equity in net earnings of
 affiliated company                                        (4,200)     (4,200)
Segment assets   57,448   102,309  3,095,471  144,418  11,255,994  14,655,640
Expenditures for
 segment assets   5,947     5,947      5,947    5,947                  23,788


ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Quarter Ended May 31, 2000, Compared to the Quarter Ended May 31, 1999

Revenues and trading gains and losses for the quarter ended May 31, 2000 decreased to negative $193,530 compared to positive revenues and trading gains and losses of $1,597,130 for the quarter ended May 31, 1999, a decrease of 112%. This decrease results primarily from decreases in revenue from trading profits (losses), management fees and commissions and investment banking.

Revenues from trading profits were a loss of $754,203 for the quarter ended
May 31, 2000 compared to profits of $460,570 for the quarter ended May 31, 1999, a decrease of 264%. These trading losses result primarily from decreases in market values. Market values in the small-capitalization banking sector experienced a significant correction in the second fiscal quarter of 1998 and have not recovered through May 31, 2000. The Company has appointed a new President & CEO. One of his responsibilities is to institute new investment policies for the Company. Management is unable to predict how future fluctuations in market values will impact the performance of its trading portfolios.

The Company generated management fees and commission revenue of $454,807 for the quarter ended May 31, 2000 compared to $764,387 for the quarter ended May 31, 1999, a decrease of 41%. The decrease is primarily attributable to depressed market values in the community banking sector which reduces asset values on which management fees are based, caused some customers to close their accounts and reduces the buying and selling activity in commission generating retail accounts.

Revenues from investment banking for the quarter ended May 31, 2000 decreased to $32,982 compared to $312,127 for the quarter ended May 31, 1999, a decrease of 89%. Investment banking has been substantially curtailed because of weakness in the regional and community banking sector.

Operating expenses for the quarter ended May 31, 2000, increased to $1,394,453 compared to $1,071,828 for the quarter ended May 31, 1999, an increase of 30%. A large portion of this increase results from the write-off of goodwill related to Buckeye Bancstocks, Inc., a wholly-owned subsidiary that was liquidated during the quarter. Brokers' commission expenses decreased to $198,910 for the quarter ended May 31, 2000 compared to $347,398 for the quarter ended May 31, 1999, a decrease of 43%. This decrease results from commission expenses related to management fees and commission revenue discussed above. Salaries, benefits, and payroll taxes increased to $354,122 for the quarter ended May 31, 2000 compared to $233,875 for the quarter ended May 31, 1999, an increase of 51%. Salaries includes compensation expense relating to stock warrants issued to the newly recruited President and CEO of the Company of $68,500 for the quarter. Professional fees decreased to $121,188 for the quarter ended May 31, 2000 compared to $147,791 for the quarter ended May 31, 1999, a decrease of 18%. This decrease is the result of the award of stock warrants to certain consultants to the Company in the prior year. These stock warrants were expensed at the date of grant based on the fair value determined by the Black-Scholes option-pricing model. General and administrative expenses decreased to $325,357 for the quarter ended May 31, 2000 compared to $341,545 for the quarter ended May 31, 1999, a decrease of 5%. This decrease results primarily from reductions of advertising and printing costs.

Because of the change in the top management of the Company, the business philosophies and strategies are changing. As the Company is repositioned to support strategies emphasizing advisory services, certain fee reductions will take place to reflect these changes. Management expects this process to negatively impact operating results over the next eighteen months. Management believes this process will enable the Company to achieve a critical threshold of assets under management to support successful operations in the future.

ShareholderOnline, Inc., an Ohio corporation establishing an electronic stock information service and alternative trading system was under common management with the Company through April 27, 2000. Because of the common management, the Company's 16% ownership investment in ShareholderOnline, Inc., was accounted for on the equity method of accounting through the end of April 2000. During 1999, ShareholderOnline, Inc., formalized its plans to raise additional capital to launch its operations. Also, the Boards of Directors of the Company and ShareholderOnline, Inc., recognized that separate management was required to effectively execute ShareholderOnline Inc.'s business plan, and on April 27, 2000, the President and CEO of ShareholderOnline, Inc., resigned his positions with the Company to devote his full attention to ShareholderOnline, Inc.
During 2000, ShareholderOnline, Inc., began pursuing separate investment and financing alternatives. The use of the equity method of accounting for the investment in ShareholderOnline, Inc., was discontinued as of May 1, 2000.

Liquidity and Capital Resources

Approximately 55% of the value of the Company's trading portfolio is comprised of small capitalization stocks which are thinly traded and there can be no assurance that active markets will develop. The failure of such markets to develop could negatively affect the Company's operations and financial condition. Approximately 45% of the Company's trading portfolio is readily marketable. Investments in securities traded on national securities markets and securities not traded on national securities markets, but with readily ascertainable market values are valued at market value. Other securities for which market quotations are not readily available, due to infrequency of transactions, are valued at fair value as determined in good faith by management of the Company. While management employs objective criteria to ascertain these values, there is no independent benchmark by which the values assigned by management can be judged.

As of May 31, 2000 and 1999, the Company had working capital of approximately $10,000,000. Working capital includes cash, securities owned and accounts and notes receivable, net of all liabilities. The Company has no long term debt.

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

At May 31, 2000, the Company had $223,357 of short security positions. Short security positions do not expose the Company to credit risk since the counterparty is not obligated to perform.

At May 31, 2000, the Company had not written any option contracts. Short option positions do not expose the Company to credit risk since the counterparty is not obligated to perform.

The Company did not own any options as of May 31, 2000. The Company did not experience any credit losses due to the failure of any counterparties to perform during the quarter ended May 31, 2000. Senior management of the Company is responsible for reviewing trading positions, exposures, profits and losses, trading strategies and hedging strategies on a daily basis.

The Company's most significant industry concentration, which arises within its normal course of business activities, is with financial institutions for securities transactions.

The net cash balance increased $3,688,500 during the quarter ended May 31, 2000. Net cash provided by operating activities was $3,697,876. The primary source of this cash flow results from the sale of securities in the trading portfolio.

Investing activities provided $16,568 of cash during the quarter ended May 31, 2000, primary primarily from the disposal of computer equipment.

Financing activities used $25,944 of cash during the quarter ended May 31, 2000, primarily to make advances to affiliates.

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

                   THE BANC STOCK GROUP, INC.
                             (Registrant)


Date     July 14, 2000                  /S/ Roderick H. Dillon, Jr.
                                        Roderick H. Dillon, Jr.
                                        President, and Chief Executive Officer


Date     July 14, 2000                  /S/ Jeffrey C. Barton
                                        Jeffrey C. Barton
                                        Chief Financial Officer
                                        (chief financial and chief
                                        accounting officer)

                     Financial Data Schedule