Form 10QSB
period 2000-08-31
BANC STOCK GROUP INC
filed 2000-10-13
CIK 909108

U.S. Securities and Exchange Commission
                      Washington D.C. 20549

                           Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
  For the quarterly period ended           August 31, 2000

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

  State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2000:
     CLASS                              NUMBER OF SHARES
Class A shares, No Par Value                8,267,612
Class C shares, No Par Value                  120,000

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE)
     Yes                                     No  X

          THE BANC STOCK GROUP, INC. AND SUBSIDIARIES
                              INDEX
                                                         PAGE
Part I Financial Information:
     Item 1.  Consolidated Financial Statements          3-7
     Notes to Consolidated Financial Statements          8-21
     Item 2.  Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations                                  22-28
Part II Other Information:
     Item 4 and Item 6                                   28
Signatures                                               29

           THE BANC STOCK GROUP, INC. AND SUBSIDIARIES
                              PART I
                      FINANCIAL INFORMATION

ITEM 1.   Financial Statements

The accompanying consolidated financial statements of The Banc Stock Group, Inc. (the "Company") are unaudited but, in the opinion of management, reflect all adjustments (which include only normal recurring accruals) necessary to present fairly such information for the periods and at the dates indicated and to make the consolidated financial statements not misleading. The results of operations for the six months ended August 31, 2000 may not be indicative of the results of operations for the year ending February 28, 2001. Since the accompanying consolidated financial statements have been prepared in accordance with Item 310 of Regulation S-B, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Annual Report.

THE BANC STOCK GROUP, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
AS OF AUGUST 31, 2000
(UNAUDITED)
                                ASSETS
Cash                                                        $    7,664,927
Trading portfolio:
     Marketable equity securities, at market value               2,612,241
     Not readily marketable equity securities, at
       estimated fair value                                        230,288
Mortgage participation notes, at market value                      284,600
Accounts receivable:
     Affiliates                                                     86,196
     Pending settlements and other                                 164,224
     Refundable income taxes                                       539,000
Equity investment in ShareholderOnline, Inc.                       290,200
Property & equipment, net of accumulated depreciation of $247,299  160,456
Deposits and other                                                 157,601

          Total assets                                      $   12,189,733

                              LIABILITIES
Accounts payable to broker-dealers and other                $      122,874
Secuities sold not yet purchased                                 1,072,616
Accrued expenses                                                   476,874

          Total liabilities                                      1,672,364

                           SHAREHOLDERS' EQUITY
Preference stock, 50,000,000 shares authorized,
          none issued or outstanding                                  -
Common stock:
     Class A, no par value, 149,880,000 shares authorized,
       8,639,862 shares issued and 8,267,612 shares outstanding 9,467,203 Class C, no par value, 120,000 shares
       authorized, issued and outstanding                             -
     Treasury stock, at cost
       (372,250 Class A shares)                                   (489,256)
     Deferred compensation                                         (89,451)
Retained earnings                                                1,628,873

          Total shareholders' equity                            10,517,369

          Total liabilities and shareholders' equity       $    12,189,733

The accompanying notes are an inteegral part of these consolidated financial statements.

THE BANC STOCK GROUP, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS of OPERATIONS
FOR THE SIX MONTHS  ENDED AUGUST 31, 2000 and 1999
(UNAUDITED)
                                   6 Months Ended          3 Months Ended
                                AUGUST 2000 AUGUST 1999 AUGUST 2000 AUGUST 1999
REVENUES AND TRADING GAINS and LOSSES:
  Trading profits (losses)       $(938,331)   $748,063   $(184,128)   $287,493
  Management fees and commissions  722,122   1,445,442     267,315     681,053
  Investment banking                32,982     312,127        -           -
  Dividends                        165,392     117,667     105,641      68,676
  Interest & other                  28,380      21,163      15,247      10,108
    Total revenues and trading
      gains and losses              10,545   2,644,462     204,075   1,047,330

EXPENSES:
  Brokers' commission              380,627     595,898     181,717     248,500
  Salaries, benefits and
    payroll taxes                  693,503     515,153     339,381     281,278
  Professional fees                224,066     233,256     102,878      85,465
  Interest                           3,897       1,521         266         301
  Write off of goodwill of
    liquidated subsidiary          309,745        -           -           -
  General and administrative       498,842     612,572     173,485     271,027

          Total expenses         2,110,680   1,958,400     797,727     886,571

INCOME (LOSS) BEFORE TAXES      (2,100,135)    686,062    (593,652)    160,759

INCOME TAX PROVISION (CREDIT)     (632,500)    210,000    (482,000)     45,000

INCOME (LOSS) BEFORE EQUITY IN
  NET EARNINGS OF AFFILIATED
  COMPANY                       (1,467,635)    476,062    (111,652)    115,759

Equity in net losses of            (60,680)    (13,010)       -         (8,810)
  ShareholderOnline, Inc.

NET INCOME (LOSS)             $ (1,528,315)  $ 463,052    $(111,652)  $106,949


  BASIC EARNINGS (LOSS) PER SHARE   $(0.18)     $ 0.05       $(0.01)    $ 0.01
  DILUTED EARNINGS (LOSS) PER SHARE $(0.18)     $ 0.05       $(0.01)    $ 0.01

The accompanying notes are an integral part of these consolidated financial statements.

THE BANC STOCK GROUP, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS of CHANGES in SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED AUGUST 31, 2000
(UNAUDITED)

                                    Treasury  Deferred   Retained
                    Class A  Class C  Stock Compensation Earnings     Total
Balance 2/29/00    $9,317,203   -  $(385,403) $(22,778) $3,157,188 $12,066,210
Stock options and
 warrants compensation
 expense               68,500   -       -         -           -         68,500
Deferred compensation
 related to stock options
 and warrants          81,500   -       -      (81,500)       -           -
Amortization of deferred
 compensation            -      -       -       14,827        -         14,827
Purchase of treasury stock          (103,853)                         (103,853)
Net loss                 -      -       -         -     (1,528,315) (1,528,315)

Balance 8/31/00    $9,467,203   -  $(489,256) $(89,451) $1,628,87  $10,517,370

The accompanying notes are an integral part of these consolidated financial statements.

THE BANC STOCK GROUP, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS of CASH FLOWS
FOR THE SIX MONTHS ENDED AUGUST 31, 2000 and 1999
(UNAUDITED)
                                   2000      1999
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                $(1,528,315)   $ 463,052
     Adjustments to reconcile net loss
          to net cash provided by (used in)
          operating activities:
          Depreciation and amortization                    39,589       49,054
          Write off of goodwill of liquidated subsidiary  309,745         -
          Stock options and warrants compensation expense  68,500       67,627
          Amortization of deferred compensation            14,827         -
          Deferred taxes                                 (150,500)    (415,000)
          Equity in undistributed losses of
            ShareholderOnline, Inc.                        60,680       13,010
          Unrealized loss                                 322,300    1,231,182
          (Increase) decrease in certain assets-
            Trading profits, net                        4,261,774    2,080,166
            Mortgage participation notes                  (35,000)      14,000
            Accounts receivable clients                    62,922      (77,132)
            Other accounts receivable                     854,858      200,036
            Refundable income taxes                      (282,000)        -
            Other assets                                   74,650       11,203
          Increase (decrease) in certain liabilities-
            Securities sold not yet purchased           1,072,616       25,683
            Unearned commissions                          (94,800)    (143,300)
            Accounts payable to broker-dealers and other   43,140       44,598
            Accrued expenses and other                   (168,356)     (80,363)
             Net cash provided by operating activities  4,926,630    3,483,816

CASH FLOWS FROM INVESTING ACTIVITIES:
     Issuance of notes receivable                             -         (2,000)
     Purchase of property and equipment                   (13,649)     (47,592)
     Disposal of property                                  22,634         -
             Net cash provided by (used in)
               investing activities                         8,985      (49,592)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Exercise of stock options                               -          13,600
     Purchase of treasury stock                          (103,853)        -
     Advances from affiliates                                -          10,140
     Advances to affiliates                               (68,106)     (24,668)
         Net cash used in financing activities           (171,959)        (928)

NET INCREASE IN CASH                                    4,763,656    3,433,296
CASH, BEGINNING OF PERIOD                               2,901,271      332,332
CASH, END OF PERIOD                                    $7,664,927   $3,765,628

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
          Interest                                     $    3,897   $    1,521
          Income taxes                                       -         450,000

The accompanying notes are an integral part of these consolidated financial statements.

                    THE BANC STOCK GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AUGUST 31, 2000

(1)  ORGANIZATION AND NATURE OF BUSINESS

The Banc Stock Group, Inc. (the Company) is a Florida corporation incorporated in April, 1990. The Company has two subsidiary operating companies.

Diamond Hill Capital Management, Inc., (DHCM), formerly Heartland Advisory Group, Inc., is a wholly-owned subsidiary of the Company and a registered investment adviser. DHCM is the Investment Adviser to the Diamond Hill Focus Fund and The Banc Stock Group Fund, open-end mutual funds, and offers advisory accounts to qualified investors.

Banc Stock Financial Services, Inc. (BSFS), an Ohio corporation, is a wholly-owned subsidiary of DHCM and an NASD registered broker-dealer specializing in the trading of bank stocks nationwide. BSFS is registered with the Securities and Exchange Commission and the securities commissions of thirty states, including Ohio. BSFS trades securities on a fully-disclosed basis and clears customer transactions through an unaffiliated broker-dealer which also maintains the customer accounts. BSFS is also a registered investment adviser and offers advisory accounts to qualified investors.

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

The following is a summary of the Company's significant accounting policies:

Principles of Consolidation

The accompanying consolidated financial statements include the operations of the Company, BSFS, DHCM and Buckeye Bancstocks. All material intercompany transactions and balances have been eliminated in consolidation.

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

Earnings Per Share

Basic and diluted earnings per common share are computed in
accordance with Statement of Financial Accounting Standards No.
128, "Earnings per Share." A reconciliation of the numerators and denominators used in these calculations is shown below:
                              For the Six Months Ended August 31, 2000
                                        Net Income       Shares      Per-Share
                                       (Numerator)    (Denominator)    Amount
Basic Earnings                         ($1,528,315)     8,446,071      ($ .18)
Diluted Earnings                       ($1,528,315)     8,446,071      ($ .18)

                              For the Quarter Ended August 31, 2000
                                         Net Income      Shares      Per-Share
                                        (Numerator)   (Denominator)    Amount
Basic Earnings                           ($111,652)     8,435,324      ($ .01)
Diluted Earnings                         ($111,652)     8,435,324      ($ .01)

                              For the Six Months Ended August 31, 1999
                                         Net Income      Shares      Per-Share
                                        (Numerator)   (Denominator)    Amount
Basic Earnings                            $463,052      8,453,737       $ .05
  Effect of Dilutive Securities:
     Assumed exercise of:
               Stock Options                              282,040        (.00)
               Warrants                                    74,963        (.00)
Diluted Earnings                          $463,052      8,810,740       $ .05

                              For the Quarter Ended August 31, 1999
                                          Net Income      Shares     Per-Share
                                         (Numerator)   (Denominator)   Amount
Basic Earnings                            $106,949      8,456,159       $ .01
  Effect of Dilutive Securities:
     Assumed exercise of:
               Stock Options                              253,983        (.00)
               Warrants                                    67,148        (.00)
Diluted Earnings                          $106,949      8,777,290       $ .01


Equity Investment in ShareholderOnline, Inc.

ShareholderOnline, Inc., an Ohio corporation establishing an electronic stock information service and alternative trading system, was under common management with the Company through April 27, 2000. Because of the common management, the Company's 16% ownership investment in ShareholderOnline, Inc., was accounted for on the equity method of accounting through the end of April 2000. During 1999, ShareholderOnline, Inc., formalized its plans to raise additional capital to launch its operations. Also, the Boards of Directors of the Company and ShareholderOnline, Inc., recognized that separate management was required to effectively execute ShareholderOnline Inc.'s business plan, and on April 27, 2000, the President and CEO of ShareholderOnline, Inc., resigned his positions with the Company to devote his full attention to ShareholderOnline, Inc. During 2000, ShareholderOnline, Inc., began pursuing separate investment and financing alternatives. The use of the equity method of accounting for the investment in ShareholderOnline, Inc., was discontinued as of May 1, 2000.

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

Treasury Stock

On July 17, 2000, the Company announced a program to repurchase up to 2,000,000 shares of its common stock through open market purchases and privately negotiated transactions, if any. During the quarter ended August 31, 2000, the Company purchased 69,205 shares for $103,853.

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

(4) TRADING PORTFOLIO

Marketable equity securities at August 31, 2000 consist of bank stocks at market value, as follows:
       Traded on national securities markets                    $   946,746
       Not traded on national securities
         markets, but with readily ascertainable
         market value                                             1,665,495

               Total marketable equity securities               $ 2,612,241

As of August 31, 2000, the Company had three investments representing 18%, 17% and 12% of its marketable equity securities.

Securities not readily marketable include securities for which there is no market on a securities exchange and no independent publicly quoted market. These securities at August 31, 2000 were $230,288 at fair value with a cost of $266,060.

(5)  MARGIN ACCOUNTS PAYABLE TO BROKER-DEALERS

The Company had no margin accounts payable to broker-dealers as of August 31, 2000. Margin accounts bear interest at variable rates which approximate the Broker Call Rate. Margin accounts are secured by the securities held by the respective broker-dealers.

(6)  RELATED PARTY TRANSACTIONS

Operating Expenses

The Company and ShareholderOnline, Inc., were under common management through April 27, 2000. Certain expenses are paid by the Company and allocated to ShareholderOnline, Inc., based upon predetermined percentages as approved by the officers of the Companies. Operating expenses in the allocation are primarily salaries and benefits. Total expenses allocated to ShareholderOnline, Inc., were $62,157 and $81,870 for the six months ended August 31, 2000 and 1999, respectively.

(7)  INCOME TAXES

The Company files a consolidated Federal income tax return. It is the policy of the Company to allocate the consolidated tax provision to subsidiaries as if each subsidiary's tax liability or benefit were determined on a separate company basis. As part of the consolidated group, subsidiaries transfer to the Parent their current Federal tax liability or assets.

The provisions for income taxes for the six months ended August 31,
2000 and 1999 are composed of the following:
                                                    2000               1999
Current income taxes                            $ (482,000)         $ 625,000
Deferred income taxes                           $ (150,500)          (415,000)
Provision for income taxes                      $ (632,500)         $ 210,000

Deferred tax assets and liabilities consist of the following at
August 31, 2000 and 1999:
                                                     2000              1999
Deferred tax benefit of NOL carryforward       $    63,000         $    1,500
Deferred tax benefit of stock options and
     Warrants compensation                          59,000               -
Deferred tax benefit (liabilities) on unrealized
     gains on securities owned                     (81,000)          (652,500)
Valuation allowance                                (41,000)              -
Deferred taxes                                 $      -             $(651,000)

(8)  OPERATING LEASES

The Company leases office space and a vehicle under operating leases.  Total lease expenses were approximately $123,000 in the fiscal year ended February 29, 2000.  The future minimum lease payments under existing leases are as follows:
                                     Amount
                    2001           $ 127,900
                    2002             129,700
                    2003              51,900
                                  $  309,500

(9) EMPLOYEE INCENTIVE PLANS
Incentive Compensation Plan

All full-time executive employees of the Company are eligible to participate in the Banc Stock Group Incentive Compensation Plan. The Plan provides that a bonus fund will be established in an amount equal to 20% of the pre-tax realized profits of the Company in excess of a 15% pre-tax return on equity. The amount of the bonus fund is calculated each fiscal quarter on a cumulative basis. The allocation of the bonus fund is to be made by the President of the Company. The Company did not incur any expense under the Plan for the six months ended August 31, 2000 or 1999.

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

Effective May 11, 2000, one million warrants to purchase Class A shares were granted to the newly recruited President & CEO of the Company with exercise prices of $1.60 which vest, 20% immediately and 20% each year over four years, and ten thousand warrants were granted to a Director with exercise prices of $1.75 which vest immediately. All of these warrants have ten year terms.

Effective August 10, 2000, 100,000 stock options were issued to the President of BSFS with exercise prices of $1.60 which vest, 20% immediately and 20% each year over four years, and 100,000 stock options were issued to two new employees with exercise prices of $1.59 which vest 20% each year over five years. All of these stock options have ten year terms.

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

Had compensation cost for all of the Company's  stock-based awards been determined in accordance with FAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:
                                                   Six Months Ended
                                            August 31, 2000   August 31, 1999
     Net income (loss)   As reported          ($1,528,315)       $ 463,052
                         Pro forma            ($2,106,947)      ($  29,455)
     Basic earnings per share
                         As reported          ($ 0.18)           $ 0.05
                         Pro forma            ($ 0.25)           $ 0.00
     Diluted earnings per share
                         As reported          ($ 0.18)           $ 0.05
                         Pro forma            ($ 0.25)           $ 0.00

To make the computations of pro forma results under FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield for all years and expected lives of ten years. For fiscal 2001, the average expected volatility is 47.33%, and the average assumed risk-free interest rate is 6.56%. The options and warrants granted under these plans are not registered and, accordingly, there is no quoted market price.

A summary of the status of the Company's stock option and warrants plans as of August 31, 2000 and 1999 and changes during the six months is presented below:

                                           Options               Warrants
                                                Exercise              Exercise
                                       Shares    Price       Shares    Price
Outstanding March 1,  1999             951,010   $ 6.098     243,000   $ 6.118
Granted                                167,500   $ 4.499      82,000   $ 4.499
Exercised                               (6,400)  $ 2.125
Forfeited                               (2,500)  $ 4.145
Expired unexercised                       (600)  $14.750
Outstanding August 31, 1999          1,109,010   $ 5.879     325,000   $ 5.710

Exercisable August 31, 1999            749,256   $ 5.520     323,800   $ 5.713

Outstanding March 1, 2000            1,174,010   $ 5.559     392,000   $ 5.099
Granted                                200,000   $ 1.595   1,010,000   $ 1.601
Expired unexercised                    (14,150)  $ 6.588
Forfeited                               (8,850)  $ 5.462
Outstanding August 31, 2000          1,351,010   $ 4.960   1,402,000   $ 2.579

Exercisable August 31, 2000            940,810   $ 5.411     602,000   $ 3.881

Weighted-average fair value
   of options and warrants
   granted during the six months,
   computed in accordance
   with FAS 123                                  $ 1.092               $ 1.231

The following table summarizes information about fixed stock options and warrants outstanding at August 31, 2000:
                              Options                  Warrants
Range of exercise prices       $14.750 - $16.875      $14.750
Number outstanding                   252,510           70,000
Weighted-average remaining
   contractual life in years               7.692             7.693
Weighted-average exercise price          $14.758           $14.750
Number exercisable                    201,510           70,000

Range of exercise prices        $4.375 - $4.500       $4.440 - $4.500
Number outstanding                   160,500            82,000
Weighted-average remaining
   contractual life in years               8.699             8.696
Weighted-average exercise price           $4.499            $4.499
Number exercisable                    96,300            82,000

Range of exercise prices        $1.590 - $2.875        $1.600 - $2.875
Number outstanding                   938,000         1,250,000
Weighted-average remaining
   contractual life in years               5.691             9.128
Weighted-average exercise price           $2.402            $1.772
Number exercisable                   643,150           450,000

(10)  REGULATORY REQUIREMENTS

BSFS is subject to the uniform net capital rule of the Securities and Exchange Commission (Rule 15c3-1), which requires that the ratio of "aggregate indebtedness" to "net capital" not exceed 15 to 1 (as those terms are defined by the Rule). BSFS had net capital of $797,772 as of August 31, 2000, which was in excess of its required minimum net capital of $100,000. The ratio of aggregate indebtedness to net capital was 0.8 to 1 as of August 31, 2000. BSFS is also subject to regulations of the District of Columbia and thirty states in which it is registered as a licensed broker-dealer.

DHCM and BSFS are Registered Investment Advisers and subject to regulation by the SEC pursuant to the Investment Advisors Act of 1940.

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

In the normal course of business, the Company periodically sells securities not yet purchased (short sales) for its own account and writes options. The establishment of short positions and option contracts exposes the Company to off-balance sheet market risks in the event prices change, as the Company may be obligated to cover such positions at a loss. At August 31, 2000, the Company had short security positions of $1,072,616, and the Company had not written any option contracts and did not own any options. The Company did not experience any credit losses due to the failure of any counterparties to perform during the six months ended August 31, 2000. Senior management of the Company is responsible for reviewing trading positions, exposures, profits and losses, trading strategies and hedging strategies on a daily basis.

The Company's significant industry concentration, which arises within its normal course of business activities, is with financial institutions for bank securities transactions.

(12) SEGMENT INFORMATION

With the change in top management in May of this year, the company has shifted its emphasis from its traditional investment related activities at its Bank Stock Financial Services subsidiary, to the investment advisory services of its Diamond Hill Capital Management subsidiary. In conjunction with this change in emphasis, the Company redefined its operating segments effective June 1, 2000. These segments have been designed to aid the operating decision makers in deciding how to allocate resources and in assessing performance. Segment information for prior periods has been restated to conform to the new segments.

Description of the types of services from which each reportable segment derives its revenues

The Company has three reportable segments: Diversified Investment Advisory Services, Brokerage and Bank Stock Investment Advisory Services and Corporate Portfolio. The Diversified Investment Advisory Services segment provides investment advisory services to the Diamond Hill Focus Fund and The Banc Stock Group Fund, open-end mutual funds, and offers investment advisory services and accounts to institutional and individual investors, specializing in diversified, domestic securities. The Brokerage and Bank Stock Investment Advisory Services segment offers brokerage, investment banking and investment advisory services and accounts to institutional and individual investors, specializing in regional and community bank stocks. The Corporate Portfolio segment is represented by revenue generating investments unrelated to the other operating segments.

Measurement of segment profit or loss and segment assets

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The
Company evaluates performance based on profit or loss from operations before income taxes. The Company focuses its attention on providing services to external customers.

Factors management used to identify the enterprises's reportable segments

The Company's reportable segments are primarily defined by legal entities that specialize in different financial products and services. Diversified Investment Advisory Services are provided by Diamond Hill Capital Management, Inc. Brokerage and Bank Stock Investment Advisory Services are provided primarily by Banc Stock Financial Services, Inc., however, this segment also includes the results of Buckeye Bancstocks, Inc., an intrastate broker-dealer subsidiary that was liquidated May 31, 2000. The Corporate Portfolio segment is managed by the parent Company. These segments are managed separately because each entity operates in a different regulatory environment.

Financial information for each reportable segment is shown below.
The Company does not operate, or hold assets, in any foreign country. The Company does not have any single customer generating 10% or more of revenue.

Financial information for the six months ended August 31, 2000

                                           Brokerage &
                               Diversified Bank Stock
                                Investment Investment
                                 Advisory   Advisory   Corporate
                                 Services   Services   Portfolio    Combined
Revenue from external
 customers:
 Trading Profits (Losses)                   ($184,502) ($753,829)    ($938,331)
 Fees & Commissions               $73,106     637,333     11,683       722,122
 Investment banking                            32,982                   32,982
 Dividends                                      9,587    155,805       165,392
Intersegment revenues
Interest revenue                               10,084     18,296        28,380
Interest expense                                  492      3,405         3,897
Depreciation and amortization      12,200      21,179      6,210        39,589
Segment income (loss)
 before taxes                    (357,128)   (992,883)  (545,823)   (1,895,834)
Segment assets                    113,330   2,680,155   9,952,748   12,746,233
Expenditures for
 segment assets                     5,460       5,460       2,729       13,649

Reconciliation to Consolidated Financial Statements
     Income (loss) before taxes for reportable segments            ($1,895,834)
     Other corporate expenses                                          204,301
     Income (loss) before taxes - Consolidated                     ($2,100,135)

Financial information for the quarter ended August 31, 2000

                                           Brokerage &
                               Diversified  Bank Stock
                                Investment  Investment
                                 Advisory    Advisory   Corporate
                                 Services    Services   Portfolio    Combined
Revenue from external
 customers:
  Trading Profits (Losses)                  ($222,181)    $38,053    ($184,128)
  Fees & Commissions              $36,008     225,613       5,694      267,315
  Investment banking
  Dividends                                     4,349     101,292      105,641
Intersegment revenues
Interest revenue                                5,882       9,365       15,247
Interest expense                                  228          38          266
Depreciation and amortization       6,159       6,416       3,190       15,765
Segment income (loss)
 before taxes                    (234,734)   (570,718)    259,849     (545,603)
Segment assets                    113,330   2,680,155   9,952,748   12,746,233
Expenditures for
 segment assets                     3,034       3,034       1,515        7,583

Reconciliation to Consolidated Financial Statements
     Income (loss) before taxes for reportable segments              ($545,603)
     Other corporate expenses                                           48,049
     Income (loss) before taxes - Consolidated                       ($593,652)

Financial information for the six months ended August 31, 1999

                                          Brokerage &
                              Diversified Bank Stock
                               Investment Investment
                                Advisory   Advisory     Corporate
                                Services   Services     Portfolio    Combined
Revenue from external
 customers:
  Trading Profits (Losses)                  $231,654     $516,409     $748,063
  Fees & Commissions            $169,270   1,262,655       13,515    1,445,440
  Investment banking                         312,127                   312,127
  Dividends                                    9,014      108,653      117,667
Intersegment revenues
Interest revenue                              11,619        9,544       21,163
Interest expense                                 835          686        1,521
Depreciation and amortization      7,903      37,199        3,952       49,054
Segment income (loss)
 before taxes                   (221,370)    285,856      621,576      686,062
Segment assets                   117,476   3,081,498   11,214,695   14,413,669
Expenditures for
 segment assets                    5,947      14,867        2,974       23,788

Financial information for the quarter ended August 31, 1999

                                           Brokerage &
                               Diversified Bank Stock
                                Investment Investment
                                 Advisory   Advisory    Corporate
                                 Services   Services    Portfolio    Combined
Revenue from external
 customers:
  Trading Profits (Losses)                  ($17,749)    $305,242     $287,493
  Fees & Commissions             $73,196     601,015        6,842      681,053
  Investment banking
  Dividends                                    4,440       64,236       68,676
Intersegment revenues
Interest revenue                               5,383        4,725       10,108
Interest expense                                  96          205          301
Depreciation and amortization      3,986      18,686        1,993       24,665
Segment income (loss)
 before taxes                   (109,446)    (93,214)     363,419      160,759
Segment assets                   117,476   3,081,498   11,214,695   14,413,669
Expenditures for
 segment assets                    3,212       8,032        1,606       12,850

ITEM 2:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations
General

With the change in executive management in May of 2000, the Company has shifted its emphasis from its traditional investment related activities through its BSFS subsidiary, to the investment advisory services of its DHCM subsidiary. DHCM manages portfolios of stocks representing interests in entities operating in various economic sectors, as opposed to a portfolio of bank stocks only. Staffing and costs associated with this shift and the various marketing initiatives at DHCM will negatively impact the Company for the remainder of 2000 calendar year, and most likely the entire 2001 calendar year. Management believes that this process is necessary in order to achieve a critical threshold of assets under management to support operations in the future. However, there can be no assurance that the Company will be able to achieve the critical threshold of assets under management necessary to support the Company's operations in the future.

Forward-looking Statements

Throughout this discussion, the Company may make forward-looking statements relating to such matters as anticipated operating results, prospects for new lines of business, technological developments, economic trends (including interest rates and market volatility), expected transactions and similar matters. While the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate, and accordingly, the actual results and experiences of the Company could differ materially from the anticipated results or other expectations expressed by the Company in its forward-looking statements. Factors that could cause such actual results or experiences to differ from results discussed in the forward-looking statements include, but are not limited to:
economic conditions; volatility and direction of interest rates or market values of trading securities; governmental legislation and regulation; and other risks identified, from time-to-time in the Company's other public documents on file with the SEC.

Six Months Ended August 31, 2000, Compared to the Six Months Ended
August 31, 1999

Revenues and trading gains and losses for the six months ended August 31, 2000 decreased to $10,545 compared to $2,644,462 for the six months ended August 31, 1999. This decrease results primarily from decreases in revenue from trading profits (losses), management fees and commissions and investment banking.

Revenues from trading profits were a loss of $938,331 for the six months ended August 31, 2000 compared to profits of $748,063 for the six months ended August 31, 1999, a decrease of 225%. These trading losses result primarily from decreases in market values. Market values in the small-capitalization banking sector experienced a significant correction in the second fiscal quarter of 1998 and have not recovered through August 31, 2000. The Company has appointed a new President. One of his responsibilities is to institute new investment policies for the Company. The trading portfolios have been reduced significantly by liquidation and management is unable to predict how future fluctuations in market values will impact the performance of the Company's remaining trading portfolios.

The Company generated management fees and commission revenue of $722,122 for the six months ended August 31, 2000 compared to $1,445,442 for the six months ended August 31, 1999, a decrease of 50%. The decrease is primarily attributable to depressed market values in the community banking sector which reduced asset values on which management fees are based. Depressed market values also caused some customers to close their accounts and reduced the buying and selling activity in commission generating retail accounts.

Revenues from investment banking for the six months ended August 31, 2000 decreased to $32,982 compared to $312,127 for the six months ended August 31, 1999, a decrease of 89%. Because of weakness in the regional and community banking sector, there are no investment banking engagements in progress and none are being pursued.

Operating expenses for the six months ended August 31, 2000, increased to $2,110,680 compared to $1,958,400 for the six months ended August 31, 1999, an increase of 8%. A large portion of this increase results from the write-off of goodwill related to Buckeye Bancstocks, Inc., a wholly-owned subsidiary that was liquidated during the first fiscal quarter. Brokers' commission expenses decreased to $380,627 for the six months ended August 31, 2000 compared to $595,898 for the six months ended August 31, 1999, a decrease of 36%. This decrease results from commission expenses related to management fees and commission revenue discussed above. Salaries, benefits, and payroll taxes increased to $693,503 for the six months ended August 31, 2000 compared to $515,153 for the six months ended August 31, 1999, an increase of 35%. Salaries include compensation expense relating to stock warrants issued to the newly recruited President of the Company of $78,125 for the period. In addition, an analyst was hired to research the diversified equities managed by DHCM. Professional fees decreased to $224,066 for the six months ended August 31, 2000 compared to $233,256 for the six months ended August 31, 1999, a decrease of 4%. This decrease is the result of the award of stock warrants to certain consultants to the Company in the prior year. These stock warrants were expensed at the date of grant based on the fair value determined by the Black-Scholes option-pricing model. General and administrative expenses decreased to $498,842 for the six months ended August 31, 2000 compared to $612,572 for the six months ended August 31, 1999, a decrease of 19%. This decrease results primarily from reductions of advertising and printing costs.

ShareholderOnline, Inc., an Ohio corporation establishing an electronic stock information service and alternative trading system, was under common management with the Company through April 27, 2000. Because of the common management, the Company's 16% ownership investment in ShareholderOnline, Inc., was accounted for on the equity method of accounting through the end of April 2000. During 1999, ShareholderOnline, Inc., formalized its plans to raise additional capital to launch its operations. Also, the Boards of Directors of the Company and ShareholderOnline, Inc., recognized that separate management was required to effectively execute ShareholderOnline Inc.'s business plan, and on April 27, 2000, the President and CEO of ShareholderOnline, Inc., resigned his positions with the Company to devote his full attention to ShareholderOnline, Inc. During 2000, ShareholderOnline, Inc., began pursuing separate investment and financing alternatives. The use of the equity method of accounting for the investment in ShareholderOnline, Inc., was discontinued as of May 1, 2000. The Company recognized equity in the net losses of ShareholderOnline, Inc., of $60,680 for the six months ended August 31, 2000, compared to losses of $13,010 for the six months ended August 31, 1999.

Quarter Ended August 31, 2000, Compared to the Quarter Ended August
31, 1999

Revenues and trading gains and losses for the quarter ended August 31, 2000 decreased to $204,075 compared to revenues and trading gains and losses of $1,047,330 for the quarter ended August 31, 1999, a decrease of 81%. This decrease results primarily from decreases in revenue from trading profits (losses) and management fees and commissions.

Revenues from trading profits were a loss of $184,128 for the quarter ended August 31, 2000 compared to profits of $287,493 for the quarter ended August 31, 1999, a decrease of 164%. These trading losses result primarily from decreases in market values. Market values in the small-capitalization banking sector experienced a significant correction in the second fiscal quarter of 1998 and have not recovered through August 31, 2000. The Company has appointed a new President. One of his responsibilities is to institute new investment policies for the Company. The trading portfolios have been reduced significantly by liquidation and management is unable to predict how future fluctuations in market values will impact the performance of the Company's remaining trading portfolios.

The Company generated management fees and commission revenue of $267,315 for the quarter ended August 31, 2000 compared to $681,053 for the quarter ended August 31, 1999, a decrease of 61%. The decrease is primarily attributable to depressed market values in the community banking sector which reduced asset values on which management fees are based. Depressed market values also caused some customers to close their accounts and reduced the buying and selling activity in commission generating retail accounts.

Operating expenses for the quarter ended August 31, 2000, decreased to $797,727 compared to $886,571 for the quarter ended August 31, 1999, a decrease of 10%. Brokers' commission expenses decreased to $181,717 for the quarter ended August 31, 2000 compared to $248,500 for the quarter ended August 31, 1999, a decrease of 27%. This decrease results from commission expenses related to management fees and commission revenue discussed above. Salaries, benefits, and payroll taxes increased to $339,381 for the quarter ended August 31, 2000 compared to $281,278 for the quarter ended August 31, 1999, an increase of 21%. Salaries include compensation expense relating to stock warrants issued to the newly recruited President of the Company of $9,625 for the quarter. In addition, an analyst was hired to research the diversified equities managed by Diamond Hill Capital Management, Inc. Professional fees increased to $102,878 for the quarter ended August 31, 2000 compared to $85,465 for the quarter ended August 31, 1999, an increase of 20%. This increase results from legal and consulting services associated with creating the Diamond Hill Focus Fund, a diversified mutual fund. General and administrative expenses decreased to $173,485 for the quarter ended August 31, 2000 compared to $271,027 for the quarter ended August 31, 1999, a decrease of 36%. This decrease results primarily from reductions of advertising and printing costs.

ShareholderOnline, Inc., an Ohio corporation establishing an electronic stock information service and alternative trading system, was under common management with the Company through April 27, 2000. Because of the common management, the Company's 16% ownership investment in ShareholderOnline, Inc., was accounted for on the equity method of accounting through the end of April 2000. During 1999, ShareholderOnline, Inc., formalized its plans to raise additional capital to launch its operations. Also, the Boards of Directors of the Company and ShareholderOnline, Inc., recognized that separate management was required to effectively execute ShareholderOnline Inc.'s business plan, and on April 27, 2000, the President and CEO of ShareholderOnline, Inc., resigned his positions with the Company to devote his full attention to ShareholderOnline, Inc. During 2000, ShareholderOnline, Inc., began pursuing separate investment and financing alternatives. The use of the equity method of accounting for the investment in ShareholderOnline, Inc., was discontinued as of May 1, 2000. Therefore, the Company did not recognize any equity in the losses of ShareholderOnline, Inc., for the quarter ended August 31, 2000, compared to losses of $8,810 for the quarter ended August 31, 1999.

Liquidity and Capital Resources

Approximately 67% of the value of the Company's trading portfolio is comprised of small capitalization bank stocks which are thinly traded and there can be no assurance that active markets will develop. The failure of such markets to develop could negatively affect the Company's operations and financial condition. Approximately 33% of the Company's trading portfolio is readily marketable. Investments in securities traded on national securities markets and securities not traded on national securities markets, but with readily ascertainable market values, are valued at market value. Other securities for which market quotations are not readily available, due to infrequency of transactions, are valued at fair value as determined in good faith by management of the Company. While management employs objective criteria to ascertain these values, there is no independent benchmark by which the values assigned by management can be judged. Accordingly, the value of these securities may be overstated.

As of August 31, 2000, the Company had working capital of approximately $9,900,000. Working capital includes cash, securities owned and accounts and notes receivable, net of all liabilities. The Company has no long term debt.

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

In the normal course of business, the Company's NASD broker-dealer subsidiary is a market maker for a limited number of community bank stocks and quotes bid and ask prices for those stocks. In the event of sudden price movements, the subsidiary may be required to honor a quote at an undesirable price. The subsidiary attempts to control this risk by monitoring markets closely and updating quotes as required and generally limits its quotes to 100 or 200 shares of a given bank stock.

In the normal course of business, the Company may sell securities it has not yet purchased (short sales) for its own account and may write options. The establishment of short positions and option contracts exposes the Company to off-balance sheet market risks in the event prices change, as the Company may be obligated to cover such positions at a loss. At August 31, 2000, the Company had $1,072,616 of short security positions.

At August 31, 2000, the Company had not written any option contracts, and did not own any options. The Company did not experience any credit losses due to the failure of any counterparties to perform during the six months ended August 31, 2000. Senior management of the Company is responsible for reviewing trading positions, exposures, profits and losses, trading strategies and hedging strategies on a daily basis.

The Company's most significant industry concentration, which arises within its normal course of business activities, is with financial institutions for securities transactions.

The net cash balance increased $4,763,656 during the six months ended August 31, 2000. Net cash provided by operating activities was $4,926,630. The primary source of this cash flow results from the sale of securities in the trading portfolio.

Investing activities provided $8,985 of cash during the six months ended August 31, 2000, primarily from the disposal of computer equipment.

Financing activities used $171,959 of cash during the six months ended August 31, 2000, primarily from the purchase of treasury stock.

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



         THE BANC STOCK GROUP, INC. AND SUBSIDIARIES
                           PART II
                      OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of
        Security Holders -

The Annual Meeting of Shareholders was held August 10, 2000.
The Shareholders voted on the following issues:

     a.   Election of Directors.

          The following individuals were elected to serve on the board until the Annual Meeting of Shareholders in 2003:

     Name of Director              Votes for           Votes withheld
     James G. Mathias              7,884,400           92,310
     Larry Beres                   7,887,400           89,310
     Richard Desich                7,923,650           53,060

     b. Ratification of PricewaterhouseCoopers LLP to serve as independent auditors. This issue was approved with 7,885,903 votes for and 3,625 votes against and 87,182 abstained.

Item 6.  Exhibits and Reports on Form 8-K
       a)      Exhibit 27 - Financial Data Schedule

                         SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       THE BANC STOCK GROUP, INC.
                             (Registrant)


Date     October 13, 2000               /S/Roderick H. Dillon, Jr.
                                        Roderick H. Dillon, Jr.
                                        President

Date     October 13, 2000               /S/ Jeffrey C. Barton
                                        Jeffrey C. Barton
                                        Chief Financial Officer
                                        (chief financial and chief
                                        accounting officer)

                   Financial Data Schedule