Form 10QSB
period 2000-11-30
BANC STOCK GROUP INC
filed 2001-01-12
CIK 909108

U.S. Securities and Exchange Commission
                      Washington D.C. 20549

                           Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
  For the quarterly period ended November 30, 2000

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

  State the number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2000:
     CLASS                              NUMBER OF SHARES
Class A shares, No Par Value               8,704,512

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE)
     Yes                                     No        X

          THE BANC STOCK GROUP, INC. AND SUBSIDIARIES
                              INDEX
                                                        PAGE
Part I Financial Information:

     Item 1.  Consolidated Financial Statements          3-7

     Notes to Consolidated Financial Statements          8-21

     Item 2.  Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations                                  22-28

Part II Other Information:

     Item 6                                              29

Signatures                                               29

           THE BANC STOCK GROUP, INC. AND SUBSIDIARIES
                              PART I
                      FINANCIAL INFORMATION

ITEM 1.   Financial Statements

The accompanying consolidated financial statements of The Banc Stock Group, Inc. (the "Company") are unaudited but, in the opinion of management, reflect all adjustments (which include only normal recurring accruals) necessary to present fairly such information for the periods and at the dates indicated and to make the consolidated financial statements not misleading. The results of operations for the nine months ended November 30, 2000 may not be indicative of the results of operations for the ten month transition period ending December 31, 2000. Since the accompanying consolidated financial statements have been prepared in accordance with Item 310 of Regulation S-B, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Annual Report.

THE BANC STOCK GROUP, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
AS OF NOVEMBER 30, 2000
(UNAUDITED)

ASSETS
Cash                                                           $    4,515,907
Trading portfolio:
     Marketable equity securities, at market value                  4,574,441
     Not readily marketable equity securities,
       at estimated fair value                                        296,588
Mortgage participation notes, at market value                         249,600
Accounts receivable:
     Affiliates                                                        99,565
     Pending settlements and other                                    105,979
     Refundable income taxes                                          539,000
Investment in ShareholderOnline, Inc.                                  48,000
Property and equipment, net of accumulated depreciation of $262,765   147,423
Deposits and other                                                    149,743

          Total assets                                        $    10,726,246

LIABILITIES
Accounts payable to broker-dealers and other                  $       167,976
Secuities sold not yet purchased                                      511,000
Accrued expenses                                                      430,473

          Total liabilities                                         1,109,449

SHAREHOLDERS' EQUITY
Preference stock, 50,000,000 shares authorized,
          none issued or outstanding
Common stock:
     Class A, no par value, 149,880,000 shares authorized,
          8,639,862 shares issued and 8,617,612 shares outstanding 9,562,747 Class C, no par value, 120,000 shares
          authorized, issued and outstanding                             -
     Treasury stock, at cost
          (22,250 Class A shares)                                     (28,300)
     Deferred compensation                                            (77,225)
Retained earnings                                                     159,575

          Total shareholders' equity                                9,616,797

          Total liabilities and shareholders' equity          $    10,726,246

The accompanying notes are an integral part of these consolidated financial statements.

THE BANC STOCK GROUP, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS of OPERATIONS
FOR THE NINE MONTHS  ENDED NOVEMBER 30, 2000 and 1999
(UNAUDITED)

                                     9 Months Ended       3 Months Ended
                                 NOV. 2000    NOV. 1999 NOV. 2000   NOV. 1999
REVENUES AND TRADING
  GAINS and LOSSES:
  Trading profits (losses)      $(1,668,742)  $406,347  $(730,411)  $(341,716)
     Management fees and
       commissions                  905,484  1,983,572    183,362     538,130
     Investment banking              32,982    649,736       -        337,609
     Dividends                      262,203    195,614     96,811      77,947
     Interest & other                37,548     34,042      9,168      12,879
       Total revenues and trading
         gains and losses          (430,525) 3,269,311   (441,070)    624,849

EXPENSES:
     Brokers' commission            488,978    941,371    108,351     345,473
     Salaries, benefits and
       payroll taxes              1,067,679    796,564    374,176     281,411
     Professional fees              327,600    307,187    103,534      73,931
     Interest                         5,848      2,031      1,951         510
     Write off of goodwill of
       liquidated subsidiary        309,745       -          -           -
     Write down of investment in    242,200       -       242,200        -
          ShareholderOnline, Inc.
     General and administrative     696,858    992,189    198,016     379,617

          Total expenses          3,138,908  3,039,342  1,028,228   1,080,942

INCOME (LOSS) BEFORE TAXES       (3,569,433)   229,969 (1,469,298)   (456,093)

INCOME TAX PROVISION (CREDIT)      (632,500)    41,000       -       (169,000)

INCOME (LOSS) BEFORE EQUITY IN
  NET EARNINGS OF AFFILIATED
  COMPANY                        (2,936,933)   188,969 (1,469,298)   (287,093)

Equity in net losses of             (60,680)   (63,450)      -        (50,440)
     ShareholderOnline, Inc.

NET INCOME (LOSS)               $(2,997,613)  $125,519 $(1,469,298) $(337,533)


BASIC EARNINGS (LOSS) PER SHARE      $(0.35)     $0.01      $(0.17)    $(0.04)
DILUTED EARNINGS (LOSS) PER SHARE    $(0.35)     $0.01      $(0.17)    $(0.04)

The accompanying notes are an integral part of these consolidated financial statements.

THE BANC STOCK GROUP, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS of CHANGES in SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2000
(UNAUDITED)


                                   Treasury   Deferred   Retained
                   Class A  Class C  Stock  Compensation Earnings    Total
Balance 2/29/00   $9,317,203   -   ($385,403) ($22,778) $3,157,188 $12,066,210

Stock options and
 warrants compensation
 expense              68,500   -        -         -           -         68,500

Deferred compensation
 related to stock options
 and warrants         81,500   -        -      (81,500)       -           -

Amortization of deferred
 compensation           -      -        -       27,053        -         27,053

Purchase of
 treasury stock                     (103,853)                         (103,853)

Sale of treasury
 stock               95,544          460,956                           556,500

Net loss               -       -        -          -    (2,997,613) (2,997,613)

Balance 11/30/00 $9,562,747    -    ($28,300)  ($77,225)  $159,575  $9,616,797

The accompanying notes are an integral part of these consolidated financial statements.

THE BANC STOCK GROUP, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS of CASH FLOWS
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2000 and 1999
(UNAUDITED)
                                                          2000        1999
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                $(2,997,613)   $125,519
     Adjustments to reconcile net income (loss)
          to net cash provided by operating activities:
          Depreciation and amortization                    55,312      73,668
          Write off of goodwill of liquidated subsidiary  309,745        -
          Stock options and warrants compensation expense  68,500      67,627
          Amortization of deferred compensation            27,053        -
          Deferred taxes                                 (150,500)   (499,000)
          Equity in undistributed losses of
            ShareholderOnline                              60,680      63,450
          Write down of investment in ShareholderOnline   242,200        -
          Unrealized loss                                 986,770   1,696,135
          (Increase) decrease in certain assets-
               Trading profits, net                     1,568,804   2,449,953
               Mortgage participation notes                  -        (72,600)
               Accounts receivable clients                 62,922     (13,067)
               Other accounts receivable                  913,103      95,981
               Refundable income taxes                   (282,000)       -
               Other assets                                82,250      40,454
          Increase (decrease) in certain liabilities-
               Securities sold not yet purchased          511,000      55,214
               Unearned commissions                       (94,800)   (164,300)
               Accounts payable to broker-dealers & other  88,242      15,059
               Accrued expenses and other                (214,757)   (211,461)
          Net cash provided by operating activities     1,236,911   3,722,632

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                   (16,082)    (57,156)
     Disposal of property                                  22,635        -
       Net cash provided by (used in) investing activities  6,553     (57,156)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Exercise of stock options                               -         13,600
     Purchase of treasury stock                          (103,853)       -
     Sale of treasury stock                               556,500        -
     Advances from affiliates                               4,694      12,405
     Advances to affiliates                               (86,169)    (66,655)
     Net cash provided by (used in) financing activities  371,172     (40,650)

NET INCREASE IN CASH                                    1,614,636   3,624,826

CASH, BEGINNING OF PERIOD                               2,901,271     332,332

CASH, END OF PERIOD                                    $4,515,907  $3,957,158

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid during the period for:
          Interest                                         $5,848      $2,031
          Income taxes                                       -        530,000

The accompanying notes are an integral part of these consolidated financial statements.

                   THE BANC STOCK GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       NOVEMBER 30, 2000

(1)  ORGANIZATION AND NATURE OF BUSINESS

The Banc Stock Group, Inc. (the Company) is a Florida corporation incorporated in April, 1990. The Company has two subsidiary operating companies.

Diamond Hill Capital Management, Inc., (DHCM), formerly Heartland Advisory Group, Inc., is a wholly-owned subsidiary of the Company and a registered investment adviser. DHCM is the Investment Adviser to the Diamond Hill Focus Fund, an open-end mutual fund,(symbol DIAMX) and offers advisory accounts to institutional and individual investors. DHCM was also the Investment Adviser to The Banc Stock Group Fund, an open-end mutual fund, through November 30, 2000.

Banc Stock Financial Services, Inc. (BSFS), an Ohio corporation, is a wholly-owned subsidiary of DHCM and an NASD registered broker-dealer specializing in the trading of bank stocks nationwide. BSFS is registered with the Securities and Exchange Commission and the securities commissions of thirty states, including Ohio. BSFS trades securities on a fully-disclosed basis and clears customer transactions through an unaffiliated broker-dealer which also maintains the customer accounts. BSFS is also a registered investment adviser and offers advisory accounts to institutional and individual investors. Effective November 30, 2000, BSFS became the Investment Adviser to The Banc Stock Group Fund (symbol BANCX).

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

Earnings Per Share

Basic and diluted earnings per common share are computed in
accordance with Statement of Financial Accounting Standards No.
128, "Earnings per Share." A reconciliation of the numerators and denominators used in these calculations is shown below:
                              For the Nine Months Ended November 30, 2000
                                Net Income        Shares          Per-Share
                                (Numerator)    (Denominator)       Amount
Basic Earnings                 ($2,997,613)      8,496,726         ($ .35)
Diluted Earnings               ($2,997,613)      8,496,726         ($ .35)


                              For the Quarter Ended November 30, 2000
                                Net Income        Shares          Per-Share
                                (Numerator)    (Denominator)       Amount
Basic Earnings                 ($1,469,298)      8,599,150         ($ .17)
Diluted Earnings               ($1,469,298)      8,599,150         ($ .17)


                              For the Nine Months Ended November 30, 1999
                                Net Income        Shares          Per-Share
                                (Numerator)    (Denominator)       Amount
Basic Earnings                  $125,519         8,454,767          $ .01
Effect of Dilutive Securities:
          Assumed exercise of:
               Stock Options                       237,180           (.00)
               Warrants                             63,004           (.00)
Diluted Earnings                $125,519         8,754,951          $ .01


                              For the Quarter Ended November 30, 1999
                                Net Income        Shares          Per-Share
                                (Numerator)    (Denominator)       Amount
Basic Earnings                 ($337,533)        8,456,817          ($ .04)
Diluted Earnings               ($337,533)        8,456,817          ($ .04)


Equity Investment in ShareholderOnline, Inc.

ShareholderOnline, Inc., an Ohio corporation establishing an electronic stock information service and alternative trading system, was under common management with the Company through April 27, 2000. Because of the common management, the Company's 16% ownership investment in ShareholderOnline, Inc., was accounted for on the equity method of accounting through the end of April 2000. During 1999, ShareholderOnline, Inc., formalized its plans to raise additional capital to launch its operations. Also, the Boards of Directors of the Company and ShareholderOnline, Inc., recognized that separate management was required to effectively execute ShareholderOnline Inc.'s business plan, and on April 27, 2000, the President and CEO of ShareholderOnline, Inc., resigned his positions with the Company to devote his full attention to ShareholderOnline, Inc. During 2000, ShareholderOnline, Inc., began pursuing separate investment and financing alternatives. The use of the equity method of accounting for the investment in ShareholderOnline, Inc., was discontinued as of May 1, 2000. The Company recognized equity in the net losses of ShareholderOnline, Inc., of $60,680 for the nine months ended November 30, 2000, compared to losses of $63,450 for the nine months ended November 30, 1999.

The President and CEO of ShareholderOnline, Inc., subsequently resigned his positions with ShareholderOnline, Inc., effective October 19, 2000. Because of ShareholderOnline's unsuccessful attempts to raise additional capital through November 30, 2000, the Company has written down its investment in ShareholderOnline, Inc., to the Company's proportionate share of net book value. This resulted in a write down of $242,200.

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

Treasury Stock

On July 17, 2000, the Company announced a program to repurchase up to 2,000,000 shares of its common stock through open market purchases and privately negotiated transactions, if any. During the quarter ended August 31, 2000, the Company purchased 69,205 shares for $103,853. No repurchases were made during the quarter ended November 30, 2000. In October 2000, in conjunction with an appointment to the Board of Directors, the Company sold 350,000 shares of Class A treasury stock to a limited liability company controlled by the newly appointed Director of the Company at the market price of the shares ($1.59 per share) at the time of the appointment.

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

(4) TRADING PORTFOLIO

Marketable equity securities at November 30, 2000 consist of bank stocks at market value, as follows:
       Traded on national securities markets                    $2,869,986
       Not traded on national securities
         markets, but with readily ascertainable
         market value                                            1,704,455

               Total marketable equity securities              $ 4,574,441

As of November 30, 2000, the Company had an investment in the Diamond Hill Focus Fund representing 31% of its marketable equity securities and securities of a particular community bank representing 11%.

Securities not readily marketable include securities for which there is no market on a securities exchange and no independent publicly quoted market. These securities at November 30, 2000 were $296,588 at fair value with a cost of $341,600.

(5)  MARGIN ACCOUNTS PAYABLE TO BROKER-DEALERS

The Company had no margin accounts payable to broker-dealers as of November 30, 2000. Margin accounts bear interest at variable rates which approximate the Broker Call Rate. Margin accounts are secured by the securities held by the respective broker-dealers.

(6)  RELATED PARTY TRANSACTIONS

Operating Expenses

The Company and ShareholderOnline, Inc., were under common management through April 27, 2000. Certain expenses are paid by the Company and allocated to ShareholderOnline, Inc., based upon predetermined percentages as approved by the officers of the Company and ShareholderOnline, Inc. Operating expenses in the allocation were primarily salaries and benefits. Total expenses allocated to ShareholderOnline, Inc., were $77,847 and $124,780 for the nine months ended November 30, 2000 and 1999, respectively.

(7)  INCOME TAXES

The Company files a consolidated Federal income tax return. It is the policy of the Company to allocate the consolidated tax provision to subsidiaries as if each subsidiary's tax liability or benefit were determined on a separate company basis. As part of the consolidated group, subsidiaries transfer to the Parent their current Federal tax liability or assets.

The provisions for income taxes for the nine months ended November
30, 2000 and 1999 are composed of the following:
                                            2000                 1999
Current income taxes                    $ (482,000)           $ 540,000
Deferred income taxes                     (150,500)            (499,000)
Provision for income taxes              $ (632,500)           $  41,000

Deferred tax assets and liabilities consist of the following at November 30, 2000 and 1999:

                                                   2000           1999
Deferred tax benefit of NOL carryforward       $  231,000    $     1,500
Deferred tax benefit of stock options and
     Warrants compensation                         63,000           -
Deferred tax benefit of investment write down      82,000           -
Deferred tax benefit (liabilities) on unrealized
     gains on securities owned                    190,000       (568,500)
Valuation allowance                              (566,000)          -
Deferred taxes                                 $     -        $ (567,000)

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

(9) EMPLOYEE INCENTIVE PLANS
Incentive Compensation Plan

All full-time executive employees of the Company are eligible to participate in the Banc Stock Group Incentive Compensation Plan. The Plan provides that a bonus fund will be established in an amount equal to 20% of the pre-tax realized profits of the Company in excess of a 15% pre-tax return on equity. The amount of the bonus fund is calculated each fiscal quarter on a cumulative basis. The allocation of the bonus fund is to be made by the President of the Company. The Company did not incur any expense under the Plan for the nine months ended November 30, 2000 or 1999.

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

Had compensation cost for all of the Company's  stock-based awards been determined in accordance with FAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:
                                                Nine Months Ended
                                      November 30, 2000     November 30, 1999
Net income (loss)        As reported   ($2,997,613)            $     125,519
                         Pro forma     ($3,781,218)           ($     753,278)
Basic earnings per share
                         As reported   ($ 0.35)                $ 0.01
                         Pro forma     ($ 0.45)               ($ 0.09)
Diluted earnings per share
                         As reported   ($ 0.35)                $ 0.01
                         Pro forma     ($ 0.45)               ($ 0.09)

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

A summary of the status of the Company's stock option and warrants plans as of November 30, 2000 and 1999 and changes during the nine months then ended, is presented below:

                                        Options
Warrants
                                                 Exercise         Exercise
                                       Shares    Price       Shares    Price
Outstanding March 1, 1999              951,010   $ 6.098     243,000   $ 6.118
Granted                                167,500   $ 4.499      82,000   $ 4.499
Exercised                               (6,400)  $ 2.125
Forfeited                               (2,500)  $ 4.145       3,000   $ 4.750
Expired unexercised                       (600)  $14.750
Outstanding Nov. 30, 1999            1,109,010   $ 5.879     322,000   $ 5.719

Exercisable Nov. 30, 1999              799,456   $ 5.354     322,000   $ 5.719

Outstanding March 1, 2000            1,174,010   $ 5.559     392,000   $ 5.099
Granted                                200,000   $ 1.595   1,010,000   $ 1.601
Expired unexercised                    (19,950)  $ 8.709
Forfeited                              (12,050)  $ 6.451
Outstanding Nov. 30, 2000            1,342,010   $ 4.927   1,402,000   $ 2.579

Exercisable Nov. 30, 2000              978,760   $ 5.268     602,000   $ 3.881

Weighted-average fair value
   of options and warrants
   granted during the nine months,
   computed in accordance
   with FAS 123                                  $ 1.092               $ 1.231

The following table summarizes information about fixed stock options and warrants outstanding at November 30, 2000:

                                   Options                  Warrants
Range of exercise prices          $14.750 - $16.875         $14.750
Number outstanding                  247,510                  70,000
Weighted-average remaining
   contractual life in years              7.443                   7.444
Weighted-average exercise price         $14.759                 $14.750
Number exercisable                  198,010                  70,000

Range of exercise prices           $4.375 - $4.500           $4.440 - $4.500
Number outstanding                  157,500                  82,000
Weighted-average remaining
   contractual life in years              8.450                   8.446
Weighted-average exercise price          $4.499                  $4.499
Number exercisable                   94,500                  82,000

Range of exercise prices           $1.590 - $2.875           $1.600 - $2.875
Number outstanding                  937,000               1,250,000
Weighted-average remaining
   contractual life in years              5.464                   8.879
Weighted-average exercise price          $2.402                  $1.772
Number exercisable                  686,250                 450,000

(10)  REGULATORY REQUIREMENTS

BSFS is subject to the uniform net capital rule of the Securities and Exchange Commission (Rule 15c3-1), which requires that the ratio of "aggregate indebtedness" to "net capital" not exceed 15 to 1 (as those terms are defined by the Rule). BSFS had net capital of $226,315 as of November 30, 2000, which was in excess of its required minimum net capital of $100,000. The ratio of aggregate indebtedness to net capital was 4.4 to 1 as of November 30, 2000. BSFS is also subject to regulations of the District of Columbia and thirty states in which it is registered as a licensed broker-dealer.

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

In the normal course of business, the Company's NASD broker-dealer subsidiary is a market maker for a limited number of community bank stocks, and quotes bid and ask prices for those stocks. In the event of sudden price movements, the subsidiary may be required to honor a quote at an undesirable price. The subsidiary controls this risk by monitoring markets closely and updating quotes as required and generally limits its quotes to 100 or 200 shares of a given bank stock.

In the normal course of business, the Company periodically sells securities not yet purchased (short sales) for its own account and writes options. The establishment of short positions and option contracts exposes the Company to off-balance sheet market risks in the event prices change, as the Company may be obligated to cover such positions at a loss. At November 30, 2000, the Company had short security positions of $511,000, and the Company had not written any option contracts and did not own any options. The Company did not experience any credit losses due to the failure of any counterparties to perform during the nine months ended November 30, 2000. Senior management of the Company is responsible for reviewing trading positions, exposures, profits and losses, trading strategies and hedging strategies on a daily basis.

The Company's significant industry concentration, which arises within its normal course of business activities, is with financial institutions for bank securities transactions.

(12) SEGMENT INFORMATION

With the change in top management in May of this year, the Company has shifted its emphasis from its traditional investment related activities at its BSFS subsidiary, to the investment advisory services of its DHCM subsidiary. In conjunction with this change in emphasis, the Company redefined its operating segments effective June 1, 2000. These segments have been designed to aid the operating decision makers in deciding how to allocate resources and in assessing performance. Segment information for prior periods has been restated to conform to the new segments.

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

Factors management used to identify the enterprises's reportable segments

The Company's reportable segments are primarily defined by legal entities that specialize in different financial products and services. Diversified Investment Advisory Services are provided by DHCM. Brokerage and Bank Stock Investment Advisory Services are provided primarily by BSFS, however, this segment also includes the results of Buckeye Bancstocks. The Corporate Portfolio segment is managed by the parent Company. These segments are managed separately because each entity operates in a different regulatory environment.

Financial information for each reportable segment is shown below.
The Company does not operate, or hold assets, in any foreign country. The Company does not have any single customer generating 10% or more of revenue.

Financial information for the nine months ended November 30, 2000

                                            Brokerage &
                                Diversified Banc Stock
                                 Investment Investment
Revenue from external             Advisory   Advisory  Corporate
  customers:                      Services   Services  Portfolio   Combined
Trading Profits (Losses)         ($74,455)  ($232,565)($1,361,723)($1,668,743)
Fees & Commissions                144,917     754,025       6,542     905,484
Investment banking                             32,982                  32,982
Dividends                              14      44,077     218,112     262,203
Intersegment revenues
Interest revenue                               14,626      26,922      41,548
Interest expense                                2,434       3,414       5,848
Depreciation and
  amortization                     18,430      27,666       9,216      55,312
Segment income (loss)
  before taxes                   (596,776) (1,186,107) (1,343,695) (3,126,578)
Segment assets                    831,690   2,943,287   6,951,269  10,726,246
Expenditures for
  segment assets                    6,433       6,433       3,216      16,082


Reconciliation to Consolidated Financial Statements
     Income (loss) before taxes for reportable segments           ($3,126,578)
     Write down of investment in ShareholderOnline, Inc.             (242,200)
     Other corporate expenses                                        (200,655)
     Income (loss) before taxes - Consolidated                    ($3,569,433)

Financial information for the quarter ended November 30, 2000

                                Diversified Brokerage &
                                 Investment  Investment
Revenue from external             Advisory    Advisory   Corporate
  customers:                      Services    Services   Portfolio   Combined
Trading Profits (Losses)         ($74,455)   ($48,063)  ($607,893)  ($730,411)
Fees & Commissions                 71,811     116,692      (5,141)    183,362
Dividends                              14      34,490      62,307      96,811
Intersegment revenues                                                    _
Interest revenue                                4,542       8,626      13,168
Interest expense                                1,942           9       1,951
Depreciation and
  amortization                      6,230       6,488       3,006      15,724
Segment income (loss)
  before taxes                   (239,648)   (193,224)   (797,871) (1,230,743)
Segment assets                    831,690   2,943,287   6,951,269  10,726,246
Expenditures for
  segment                             973         973         487       2,433



Reconciliation to Consolidated Financial Statements
     Income (loss) before taxes for reportable segments           ($1,230,743)
     Write down of investment in ShareholderOnline, Inc.             (242,200)
     Other corporate items                                              3,645
     Income (loss) before taxes - Consolidated                    ($1,469,298)

Financial information for the nine months ended November 30, 1999

                             Diversified Brokerage &
                              Investment  Investment
Revenue from external          Advisory    Advisory    Corporate
  customers:                   Services    Services    Portfolio   Combined
Trading Profits (Losses)                   $256,079     $150,268    $406,347
Fees & Commissions             $226,146   1,737,378       20,048   1,983,572
Investment banking                          649,736                  649,736
Dividends                                    11,400      184,214     195,614
Intersegment revenues
Interest revenue                             17,300       16,742      34,042
Interest expense                              1,346          685       2,031
Depreciation and
  amortization                   11,876      55,855        5,938      73,669
Segment income (loss)
  before taxes                 (324,845)    212,272      342,542      229,969
Segment assets                  121,611   3,115,351   10,603,068   13,840,030
Expenditures for
  segment assets                 14,289      35,722        7,145       57,156

Financial information for the quarter ended November 30, 1999

                              Diversified Brokerage &
                               Investment  Investment
Revenue from external           Advisory    Advisory   Corporate
customers:                      Services    Services   Portfolio     Combined
Trading Profits (Losses)                    $24,425    ($366,141)   ($341,716)
Fees & Commissions              $56,876     474,722        6,533      538,131
Investment banking                          337,609                   337,609
Dividends                                     2,386       75,561       77,947
Intersegment revenues
Interest revenue                              5,681        7,198       12,879
Interest expense                                511           (1)         510
Depreciation and
  amortization                    3,973      18,656        1,986       24,615
Segment income (loss)
  before taxes                 (103,475)    (69,632)    (282,986)    (456,093)
Segment assets                  121,611   3,115,351   10,603,068   13,840,030
Expenditures for
  segment assets                  2,391       5,978        1,196        9,565


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

Forward-looking Statements

Throughout this discussion, the Company may make forward-looking statements relating to such matters as anticipated operating results, prospects for achieving the critical threshold of assets under management, technological developments, economic trends (including interest rates and market volatility), expected transactions and acquisitions and similar matters. While the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate, and accordingly, the actual results and experiences of the Company could differ materially from the anticipated results or other expectations expressed by the Company in its forward-looking statements. Factors that could cause such actual results or experiences to differ from results discussed in the forward-looking statements include, but are not limited to: economic conditions; volatility and direction of interest rates or market values of trading securities; governmental legislation and regulation; and other risks identified, from time-to-time in the Company's other public documents on file with the SEC.

Nine Months Ended November 30, 2000, Compared to the Nine Months
Ended November 30, 1999

Revenues and trading gains and losses for the nine months ended November 30, 2000 decreased to net losses of $430,525 compared to positive revenue and net gains of $3,269,311 for the nine months ended November 30, 1999. This decrease results primarily from decreases in revenue from trading profits (losses), management fees and commissions and investment banking.

Revenues from trading profits were a loss of $1,668,742 for the nine months ended November 30, 2000 compared to profits of $406,347 for the nine months ended November 30, 1999. These trading losses result primarily from decreases in market values of financial services sector securities. Market values in the small-capitalization banking sector experienced a significant correction in the second fiscal quarter of 1998 and have not recovered through November 30, 2000. However, one security in the financial services sector accounts for 48% of the year-to-date loss. The trading portfolios have been reduced significantly by liquidation, and management is unable to predict how future fluctuations in market values will impact the performance of the Company's remaining trading portfolios.

The Company generated management fees and commission revenue of $905,484 for the nine months ended November 30, 2000 compared to $1,983,572 for the nine months ended November 30, 1999, a decrease of 54%. The decrease is primarily attributable to depressed market values in the community banking sector securities which reduced asset values on which management fees are based. Depressed market values also caused some customers to close their accounts and reduced the buying and selling activity in commission generating retail accounts. DHCM has initiated a program to attempt to gather assets under management and to invest client assets in more diverse economic sectors to reduce the impact of the decreases in the market value of community banking sector securities.

Revenues from investment banking for the nine months ended November 30, 2000 decreased to $32,982 compared to $649,736 for the nine months ended November 30, 1999, a decrease of 95%. Because of weakness in the regional and community banking sector the Company has not engaged in any investment banking transactions since November 1999. There are no investment banking engagements in progress and none are being pursued.

Operating expenses for the nine months ended November 30, 2000, increased to $3,138,908 compared to $3,039,342 for the nine months ended November 30, 1999, an increase of 3%. A large portion of this increase results from the write-off of goodwill related to Buckeye Bancstocks, Inc., a wholly-owned subsidiary of the Company, that was liquidated during the first fiscal quarter, and the write down of the investment in ShareholderOnline, Inc. Brokers' commission expenses decreased to $488,978 for the nine months ended November 30, 2000 compared to $941,371 for the nine months ended November 30, 1999, a decrease of 48%. This decrease results from commission expenses related to management fees and commission revenue discussed above. Salaries, benefits, and payroll taxes increased to $1,067,679 for the nine months ended November 30, 2000 compared to $796,564 for the nine months ended November 30, 1999, an increase of 34%. Salaries include compensation expense relating to stock warrants issued to the newly recruited President of the Company of $87,750 for the period. In addition, personnel have been hired to position DHCM for the anticipated growth of assets under management. Professional fees increased to $327,600 for the nine months ended November 30, 2000 compared to $307,187 for the nine months ended November 30, 1999, an increase of 7%. This increase results primarily from expenses related to DHCM creating and sponsoring a second mutual fund, the Diamond Hill Focus Fund (symbol DIAMX). General and administrative expenses decreased to $696,858 for the nine months ended November 30, 2000 compared to $992,189 for the nine months ended November 30, 1999, a decrease of 30%. This decrease results from reductions of a broad range of expenses including, advertising, investment banking expenses, printing, travel, supplies, and postage and delivery costs.

ShareholderOnline, Inc., an Ohio corporation establishing an electronic stock information service and alternative trading system, was under common management with the Company through April 27, 2000. Because of the common management, the Company's 16% ownership investment in ShareholderOnline, Inc., was accounted for on the equity method of accounting through the end of April 2000. During 1999, ShareholderOnline, Inc., formalized its plans to raise additional capital to launch its operations. Also, the Boards of Directors of the Company and ShareholderOnline, Inc., recognized that separate management was required to effectively execute ShareholderOnline Inc.'s business plan, and on April 27, 2000, the President and CEO of ShareholderOnline, Inc., resigned his positions with the Company to devote his full attention to
ShareholderOnline, Inc.   During 2000, ShareholderOnline, Inc.,
began pursuing separate investment and financing alternatives. The use of the equity method of accounting for the investment in ShareholderOnline, Inc., was discontinued as of May 1, 2000. The Company recognized equity in the net losses of ShareholderOnline, Inc., of $60,680 for the nine months ended November 30, 2000, compared to losses of $63,450 for the nine months ended November 30, 1999.

The President and CEO of ShareholderOnline, Inc., subsequently resigned his positions with ShareholderOnline, Inc., effective October 19, 2000. Because of ShareholderOnline's unsuccessful attempts to raise additional capital through November 30, 2000, the Company has written down its investment in ShareholderOnline, Inc., to the Company's proportionate share of net book value. This resulted in a write down of $242,200.

Quarter Ended November 30, 2000, Compared to the Quarter Ended
November 30, 1999

Revenues and trading gains and losses for the quarter ended November 30, 2000 decreased to net losses of $441,070 compared to positive revenues and trading gains and losses of $624,849 for the quarter ended November 30, 1999. This decrease results primarily from decreases in revenue from trading profits (losses), management fees and commissions and investment banking fees.

Revenues from trading profits were a loss of $730,411 for the quarter ended November 30, 2000 compared to a loss of $341,716 for the quarter ended November 30, 1999. These trading losses result primarily from decreases in market values of financial services sector securities. One security in the financial services sector accounts for a loss of $807,390 during the quarter. The Company has appointed a new President. One of his responsibilities is to institute new investment policies for the Company. The trading portfolios have been reduced significantly by liquidation, and management is unable to predict how future fluctuations in market values will impact the performance of the Company's remaining trading portfolios.

The Company generated management fees and commission revenue of $183,362 for the quarter ended November 30, 2000 compared to $538,130 for the quarter ended November 30, 1999, a decrease of 66%. The decrease is primarily attributable to depressed market values in the community banking sector securities which reduced asset values on which management fees are based. Depressed market values also caused some customers to close their accounts and reduced the buying and selling activity in commission generating retail accounts. DHCM has initiated a program to attempt to gather assets under management and to invest client assets in more diverse economic sectors to reduce the impact of the decrease in the market value of community banking sector securities.

There were no revenues from investment banking for the quarter ended November 30, 2000, compared to $337,609 for the quarter ended November 30, 1999. Because of weakness in the regional and community banking sector the Company has not engaged in any investment banking transactions since November 1999. There are no investment banking engagements in progress and none are being pursued.

Operating expenses for the quarter ended November 30, 2000, decreased to $1,028,228 compared to $1,080,942 for the quarter ended November 30, 1999, a decrease of 5%. Brokers' commission expenses decreased to $108,351 for the quarter ended November 30, 2000 compared to $345,473 for the quarter ended November 30, 1999, a decrease of 69%. This decrease results from commission expenses related to management fees and commission revenue discussed above. Salaries, benefits, and payroll taxes increased to $374,176 for the quarter ended November 30, 2000 compared to $281,411 for the quarter ended November 30, 1999, an increase of 33%. This increase results from personnel being hired to position DHCM for the anticipated growth of assets under management. Professional fees increased to $103,534 for the quarter ended November 30, 2000 compared to $73,931 for the quarter ended November 30, 1999, an increase of 40%. This increase results from legal and consulting services associated with the Company creating and sponsoring the Diamond Hill Focus Fund, a diversified mutual fund. General and administrative expenses decreased to $198,016 for the quarter ended November 30, 2000 compared to $379,617 for the quarter ended November 30, 1999, a decrease of 48%. This decrease results from reductions of a broad range of expenses including, advertising, investment banking expenses, printing, travel, supplies, and postage and delivery costs.

ShareholderOnline, Inc., an Ohio corporation establishing an electronic stock information service and alternative trading system, was under common management with the Company through April 27, 2000. Because of the common management, the Company's 16% ownership investment in ShareholderOnline, Inc., was accounted for on the equity method of accounting through the end of April 2000. During 1999, ShareholderOnline, Inc., formalized its plans to raise additional capital to launch its operations. Also, the Boards of Directors of the Company and ShareholderOnline, Inc., recognized that separate management was required to effectively execute ShareholderOnline Inc.'s business plan, and on April 27, 2000, the President and CEO of ShareholderOnline, Inc., resigned his positions with the Company to devote his full attention to ShareholderOnline, Inc. During 2000, ShareholderOnline, Inc., began pursuing separate investment and financing alternatives. The use of the equity method of accounting for the investment in ShareholderOnline, Inc., was discontinued as of May 1, 2000. Therefore, the Company did not recognize any equity in the losses of ShareholderOnline, Inc., for the quarter ended November 30, 2000, compared to losses of $50,440 for the quarter ended November 30, 1999.

The President and CEO of ShareholderOnline, Inc., subsequently resigned his positions with ShareholderOnline, Inc., effective October 19, 2000. Because of ShareholderOnline's unsuccessful attempts to raise additional capital, the Company has written down its investment in ShareholderOnline, Inc., to the Company's proportionate share of net book value. This resulted in a write down of $242,200.

Liquidity and Capital Resources

Approximately 41% of the value of the Company's trading portfolio is comprised of small capitalization bank stocks which are thinly traded and there can be no assurance that active markets will develop. The failure of such markets to develop could negatively affect the Company's operations and financial condition. Approximately 59% of the Company's trading portfolio is readily marketable. Investments in securities traded on national securities markets and securities not traded on national securities markets, but with readily ascertainable market values, are valued at market value. Other securities for which market quotations are not readily available, due to infrequency of transactions, are valued at fair value as determined in good faith by management of the Company. While management employs objective criteria to ascertain these values, there is no independent benchmark by which the values assigned by management can be judged. Accordingly, the value of these securities may be overstated.

As of November 30, 2000, the Company had working capital of approximately $9,270,000. Working capital includes cash, securities owned and accounts and notes receivable, net of all liabilities. The Company has no long term debt.

The Company's NASD broker-dealer subsidiary, under the correspondent agreement with its clearing broker, has agreed to indemnify the clearing broker from damages or losses resulting from the Company's customers transactions. The Company is, therefore, exposed to off-balance sheet risk of loss in the event that its customers are unable to fulfill contractual obligations. The Company manages this risk by requiring its customers to have sufficient cash in their account before a buy order is executed and to have the subject securities in their account before a sell order is executed. The Company has not incurred any losses from its customers being unable to fulfill contractual obligations.

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

In the normal course of business, the Company may sell securities it has not yet purchased (short sales) for its own account, and may write options. The establishment of short positions and option contracts exposes the Company to off-balance sheet market risks in the event prices change, as the Company may be obligated to cover such positions at a loss.

At November 30, 2000, the Company had $511,000 of short security positions, the Company had not written any option contracts, and did not own any options. The Company did not experience any credit losses due to the failure of any counterparties to perform during the nine months ended November 30, 2000. Senior management of the Company is responsible for reviewing trading positions, exposures, profits and losses, trading strategies and hedging strategies on a daily basis.

The Company's most significant industry concentration, which arises within its normal course of business activities, is with financial institutions for securities transactions.

The net cash balance increased $1,614,636 during the nine months ended November 30, 2000. Net cash provided by operating activities was $1,236,911. The primary source of this cash flow results from the sale of securities in the trading portfolio.

Investing activities provided $6,553 of cash during the nine months ended November 30, 2000, primarily from the disposal of computer equipment.

Financing activities provided $371,172 of cash during the nine months ended November 30, 2000, primarily from the sale of treasury stock.

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

           THE BANC STOCK GROUP, INC. AND SUBSIDIARIES
                             PART II
                        OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
       a)      Exhibit 27 - Financial Data Schedule

       b) Form 8-K dated December 15, 2000 was filed to report the change in the Company's fiscal year-end to December 31 from the last day of February. Therefore, a Form 10-KSB transition report will be filed for the ten month transition period from March 1, 2000, through December 31, 2000.

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   THE BANC STOCK GROUP, INC.
                          (Registrant)


Date     January 10, 2000     /S/ Roderick H. Dillon, Jr.
                              Roderick H. Dillon, Jr.
                              President

Date     January 10, 2000     /S/ Jeffrey C. Barton
                              Jeffrey C. Barton
                              Chief Financial Officer
                              (chief financial and chief accounting officer)