Form 10KSB
period 2000-12-31
BANC STOCK GROUP INC
filed 2001-03-01
CIK 909108

U.S. Securities and Exchange Commission
                     Washington, D.C.  20549

                            Form 10-KSB

(Mark One)

     [  ]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
     For the fiscal year ended


     [X]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
     For the transition period from March 1, 2000 to December 31, 2000

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [x]

State issuer's revenues for its most recent fiscal year ($178,300)*
     * See Consolidated Statement of Operations on page 21.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of January 31, 2001:   8,092,043 Shares of Class A Common Stock
          @ Bid of     $1.6875  = $13,655,323
          @ Asked of   $1.7500  = $14,161,075

State the number of shares outstanding of each of the issuer's classes of common equity, as of January 31, 2001:
          Class A Common Stock: 8,651,144 shares

Transitional Small Business Disclosure Format (check one):
     Yes  X         No

                            PART I
ITEM 1:   Description of Business

General

The Banc Stock Group, Inc. (the Company) is a Florida corporation incorporated in April, 1990. The Company has two subsidiary operating companies.

Diamond Hill Capital Management, Inc., (DHCM), an Ohio corporation, formerly Heartland Advisory Group, Inc., is a wholly-owned subsidiary of the Company and a registered investment adviser. DHCM is the Investment Adviser to the Diamond Hill Focus Fund, (symbol DIAMX), and the Diamond Hill Small Cap Fund, open-end mutual funds, and offers advisory accounts to institutional and individual investors. DHCM was also the Investment Adviser to The Banc Stock Group Fund, an open-end mutual fund, through November 30, 2000.

Banc Stock Financial Services, Inc. (BSFS), an Ohio corporation, is a wholly-owned subsidiary of DHCM and a broker-dealer specializing in the trading of bank stocks. BSFS is registered with the Securities and Exchange Commission and the securities commissions of thirty states, including Ohio, and is a member of the National Association of Security Dealers (NASD). BSFS trades securities on a fully-disclosed basis and clears customer transactions through an unaffiliated broker-dealer which also maintains the customer accounts. BSFS is also a registered investment adviser specializing in securities in the financial services sector and offers advisory accounts to institutional and individual investors. Effective November 30, 2000, BSFS became the Investment Adviser to The Banc Stock Group Fund (symbol BANCX).

Buckeye Bancstocks, Inc., was an Ohio corporation established in 1977 and a wholly-owned subsidiary of the Company formed to act as an intrastate broker-dealer trading primarily in Ohio bank stocks. Buckeye Bancstocks, Inc., was dissolved on May 31, 2000.

The Company operates primarily as a holding company with investment advisory services provided by DHCM and BSFS and broker-dealer operations conducted by BSFS. The Company maintains a trading portfolio, primarily composed of securities in the financial services sector, to support the various activities of its subsidiaries, such as market making. References to the Company also include references to DHCM and BSFS.

With the change in executive management in May of 2000, the Company has shifted its emphasis from its traditional investment related activities through its BSFS subsidiary, to the investment advisory services of its DHCM subsidiary. DHCM manages portfolios of stocks representing interests in entities operating in various economic sectors, as opposed to a portfolio of bank stocks only. Staffing and costs associated with this shift and the various marketing initiatives at DHCM are expected to negatively impact the Company through calendar year 2001. Management believes that this process is necessary in order to achieve a critical threshold of assets under management to support operations in the future. However, there can be no assurance that the Company will be able to achieve the critical threshold of assets under management to support future operations.

Investment Advisory Activities

DHCM executes its investment strategies through fundamental research intended to identify companies with good growth prospects, and then calculates their intrinsic values with a proprietary valuation model. DHCM works with a variety of categorizations; such as, large or small cap, growth or value. DHCM evaluates a company's prospects based upon its current business and financial positions, and makes five-year forecasts of the fundamentals, including a terminal valuation assumption using proprietary models.

Current portfolio products managed by DHCM are Focus Equity, Small Cap Equity, Core Equity and balanced portfolios of stocks and bonds.

The Focus Equity product is comprised of approximately 20 stocks which are also included in the Small Cap Equity and Core Equity products. These stocks are selected to comprise the Focus Equity portfolio based on the portfolio manager's view of their attractiveness. The Focus Equity product is offered to investors in a variety of formats depending on the size and structure of the client's account; separately managed accounts, "wrap programs" or investment in the Diamond Hill Focus Fund ("DIAMX").

The Small Cap Equity product is offered on a separate account basis, through "wrap programs" and through a mutual fund, the Diamond Hill Small Cap Fund. The Core Equity product is offered on a separate account basis and through "wrap programs."

All of the products are related to each other in the following ways. First, the stocks come from the same universe of the S&P 1500 combined with the Russell 3000. The Core Equity portfolio is constructed by selecting approximately 30 to 50 stocks, at least 65% of which are among the largest 300 ("large cap") stocks, which currently means securities of companies with market capitalization greater than $5 billion. The remaining stocks in the portfolio (up to 35% of the 30 to 50 stocks) may or may not be small cap securities. The Small Cap Equity product is constructed by selecting approximately 30 to 50 stocks, at least 65% of which are securities of companies with market capitalization less than $5 billion.

Typically, an account with less than $100,000 is invested in the applicable mutual fund. Clients investing $100,000 to $1 million typically are managed in "wrap programs" where the investor pays a fee, based on assets under management, for a variety of financial products and for investment advisory and management services, brokerage services, including commissions, and other related services. DHCM receives a portion of the "wrap fee" for managing the investor's assets. DHCM currently participates in wrap programs with BSFS, McDonald Securities, and Synovus Securities. Client accounts that are greater than $1 million are separately managed and may be in a "wrap program" or directly served by DHCM with a variety of banks and brokerage firms acting as custodian for each client account.

DHCM has a marketing staff that develops business with clients through direct contact or strategic alliances. The primary geographic area is central Ohio, with current efforts outside this area on an opportunistic basis.

DHCM currently relies upon existing relationships where prospects have knowledge sufficient to have confidence in DHCM's policies. Many of these relationships are with former clients/contacts of DHCM associates. High net worth individuals, retirement plans, and charitable foundations are the categories of clients DHCM expects to develop. Alliances with brokers, consultants, legal and financial advisors, and selected individuals constitute a large part of the business development effort.

The financial services sector product, principally community and regional bank stocks, are offered through The Banc Stock Group Fund (BANCX) and separately managed accounts. BSFS provides this product to both individual and institutional accounts. BSFS compiles extensive research on community and regional banks. BSFS evaluates profit potential of these banks over one, three, five and ten year horizons. BSFS develops a Bank Presentation or Profile which highlights: financial performance, peer group comparison, and geographic and demographic market factors.

Market Making and Brokerage Activities

Historically, the Company's brokerage subsidiaries have specialized in community and regional bank stocks, selecting those bank stocks which BSFS believes to be most likely to show an increase in value over both the short and the long term. Market making and trading has been done primarily through BSFS.

Competition

Competition in the area of investment management services and mutual funds is intense and includes investment management firms, broker-dealers, banks and insurance companies. Many competitors are better known than the Company, are better capitalized, offer a broader range of investment products and have more offices, employees and sales representatives. The Company competes primarily on the basis of investment philosophy, performance and customer service.

Trading Portfolio

Through BSFS, the Company buys positions, primarily in banks, with an intent to resell such shares. Any stock bought for the trading portfolio will typically be resold, either at wholesale (to other brokers) or at retail to clients of BSFS. The Company acquires securities from a variety of sources including other brokers, individuals, estates and bank trust departments. The Company maintains margin accounts with broker-dealers. These margin accounts are secured by the respective securities held by broker-dealers.

Regulation

The securities industry is subject to extensive regulation under both federal and state laws. The principal purpose of regulation of investment advisors and broker-dealers is the protection of retail investors in the securities markets rather than protection of stockholders of investment advisors and broker-dealers. The SEC is the federal agency charged with the administration of federal securities laws. The Ohio Division of Securities is charged with the administration and enforcement of the Ohio Securities Act.
Much of the regulation of broker-dealers which do business on an interstate basis has been delegated by the SEC to self-regulatory organizations, principally the NASD and the national securities exchanges. These self-regulatory organizations adopt rules (which are subject to approval by the SEC) which govern the industry and conduct periodic examinations of member broker-dealers. Investment advisors are subject to regulation by the SEC and state securities commissions in the states in which they are registered.

The regulations to which broker-dealers are subject cover all aspects of the securities business, including sales methods, trading practices among broker-dealers, capital structure of securities firms, record keeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by regulatory organizations or changes in the interpretation or enforcement of existing laws and rules often affect directly the method of operation and profitability of broker-dealers. In addition, securities regulators may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees.

DHCM and BSFS each operate in this highly regulated environment and are subject to examination and licensing requirements by federal and state authorities. BSFS is subject to regulation by the SEC and the state securities regulatory agencies in the states in which it operates; BSFS also is a member of the NASD. DHCM and BSFS are registered investment advisers and subject to regulation by the SEC pursuant to the Investment Advisers Act of 1940.

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

Employees

The Company currently has 17 full-time employees, none of whom are members of a union, and one independent contractor (a general securities representative). The Company generally believes that its relationship with employees is good.

SEC Filings

A Form 8-K dated December 15, 2000 was filed to report the change in the Company's fiscal year-end to December 31 from the last day of February. Therefore, this Form 10-KSB transition report is being filed for the ten month transition period from March 1, 2000, through December 31, 2000. The Company files Forms 10-KSB annually with the SEC and files Forms 10-QSB after each of the first three fiscal quarters.

The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at (http://www.sec.gov).

The Company will distribute copies of this Form 10-KSB to shareholders in lieu of preparing a separate annual report.

ITEM 2:        Description of Property

The Company leases a total of approximately 7,600 square feet of office space in an office complex at 1105 Schrock Road, Suite 437, Columbus, Ohio 43229, from an unaffiliated third party for an aggregate current monthly rental of approximately $10,400. This lease expires July 31, 2002. Even though this space is adequate for current and anticipated needs, the Company is in the process of evaluating a more strategic location in downtown Columbus, Ohio.

ITEM 3:        Legal Proceedings

The Company is not engaged in any litigation, other than routine litigation that is incidental to its business.


ITEM 4:        Submission of Matters to a Vote of Security Holders

There were no matters submitted during the most recent quarter to a vote of security holders.

                              PART II

ITEM 5:        Market for Common Equity and Related Stockholder Matters

The Company's Class A Common Stock trades on the NASDAQ SmallCap
Market under the symbol BSGK. The range of high and low bid information for each quarter since March 1, 1999 and the month of December 2000 are shown below:

Beginning Date      Ending Date           High Bid  Low Bid

March 1, 1999       May 31, 1999        $  6.0000 $  3.5000
June 1, 1999        August 31, 1999     $  5.3125 $  3.0000
September 1, 1999   November 30, 1999   $  3.8750 $  2.5000
December 1, 1999    February 29, 2000   $  3.3750 $  2.0000
March 1, 2000       May 31, 2000        $  2.7500 $  1.6250
June 1, 2000        August 31, 2000     $  2.7500 $  1.0625
September 1, 2000   November 30, 2000   $  2.3125 $  1.5000
December 1, 2000    December 31, 2000   $  2.0000 $  1.6875

The source of this bid information is Bloomberg L.P. These quotations reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions. In addition, due to the relatively "thin" market in the Company's Class A Common Stock, quoted prices cannot be considered indicative of any viable market for such stock. During the ten month period ended December 31, 2000, approximately one million shares of the Company's Class A Common Stock were traded.

As of December 31, 2000, there were approximately 1,350 holders of record of Class A shares. The Company has not paid any dividends during the last two fiscal years and has no present intention of paying dividends.

ITEM 6:        Management's Discussion and Analysis of Financial
               Condition and Results of Operations
General

With the change in executive management in May of 2000, the Company has shifted its emphasis from its traditional investment related activities through its BSFS subsidiary, to the investment advisory services of its DHCM subsidiary. DHCM manages portfolios of stocks representing interests in entities operating in various economic sectors, as opposed to a portfolio of bank stocks only. Staffing and costs associated with this shift and the various marketing initiatives at DHCM are expected to negatively impact the Company through calendar year 2001. Management believes that this process is necessary in order to achieve a critical threshold of assets under management to support operations in the future. However, there can be no assurance that the Company will be able to achieve the critical threshold of assets under management to support future operations.

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

Ten Months Ended December 31, 2000, Compared to Fiscal Year Ended
February 29, 2000

Revenues and trading gains and losses for the ten months ended December 31, 2000 decreased to negative revenues and trading losses of $178,300 compared to positive revenue of $3,266,610 for the year ended February 29, 2000. This decrease results primarily from decreases in revenue from trading profits (losses), management fees and commissions and investment banking fees.

Trading losses were $1,514,185 for the ten months ended December 31, 2000 compared to trading losses of $227,972 for the year ended February 29, 2000. These trading losses resulted primarily from decreases in market values of financial services sector securities. Market values in the small-capitalization banking sector experienced a significant correction in the second fiscal quarter of 1998 and have not recovered through December 31, 2000. The trading portfolios of the Company and its subsidiaries have been reduced significantly by liquidation, and management is unable to predict how future fluctuations in market values will impact the performance of the Company's remaining trading portfolios.

The Company generated management fees and commission revenue of $967,979 for the ten months ended December 31, 2000 compared to $2,506,216 for the year ended February 29, 2000, a decrease of 61%. The decrease is primarily attributable to depressed market values in the community banking sector securities which reduced asset values on which management fees are based. Depressed market values also caused some customers to close their accounts and reduced the buying and selling activity in commission generating retail accounts. DHCM has initiated a program to attempt to gather assets under management and to invest client assets in more diverse economic sectors to reduce the impact of the decreases in the market value of community banking sector securities.

Revenues from investment banking for the ten months ended December 31, 2000 decreased to $32,982 compared to $649,431 for the year ended February 29, 2000, a decrease of 95%. Because of the weakness in the regional and community banking sector, the Company has not engaged in any investment banking transactions since November 1999. There are no investment banking engagements in progress and none are being pursued.

Operating expenses for the ten months ended December 31, 2000 decreased to $3,561,295 compared to $4,016,141 for the year ended February 29, 2000, a decrease of 11%. This decrease is less than expected for comparing a ten month period to a twelve month period. A large portion of this variance results from the write-off of goodwill related to Buckeye Bancstocks, Inc., a wholly-owned subsidiary of the Company, that was liquidated in May 2000, and the write off of the investment in ShareholderOnline, Inc., (discussed more fully below). Brokers' commission expenses decreased to $490,556 for the ten months ended December 31, 2000 compared to $1,211,532 for the year ended February 29, 2000, a decrease of 60%. The decrease in commission expenses is related to the decrease in investment banking activities and the management fees and commission revenue discussed above. Additionally, in conjunction with the Company's shift in emphasis from its traditional investment related activities through its BSFS subsidiary, to the investment advisory services of its DHCM subsidiary, the Company arranged for its retail broker representatives to be employed by an unaffiliated broker-dealer. This transaction was completed in early December 2000, contributing to the reduction of brokers' commission expense. Salaries, benefits, and payroll taxes increased to $1,179,994 for the ten months ended December 31, 2000 compared to $1,075,286 for the year ended February 29, 2000, an increase of 10%, notwithstanding the shorter period. Salaries include compensation expense of $87,750 relating to stock warrants issued to the newly recruited President of the Company. In addition, personnel have been hired to position DHCM for the
anticipated growth of assets under management.   Professional fees
decreased to $374,893 for the ten months ended December 31, 2000 compared to $450,754 for the year ended February 29, 2000, a decrease of 17%, generally in line with expectations for the shorter period. Interest expense decreased to $6,642 for the ten months ended December 31, 2000 compared to $10,106 for the year ended February 29, 2000, a decrease of 34%. This decrease resulted from a reduction of margin positions with broker-dealers. General and administrative expenses decreased to $828,428 for the ten months ended December 31, 2000 compared to $1,268,463 for the year ended February 29, 2000, a decrease of 35%. This decrease resulted from reductions of a broad range of expenses including, advertising, investment banking expenses, printing, travel, supplies, and postage and delivery costs.

ShareholderOnline, Inc., an Ohio corporation attempting to establish an electronic stock information service and alternative trading system, was under common management with the Company through April 27, 2000. Because of the common management, the Company's 16% ownership investment in ShareholderOnline, Inc., was accounted for on the equity method of accounting through the end of April 2000. During 1999, ShareholderOnline, Inc., formalized its plans to raise additional capital to launch its operations. Also, the Boards of Directors of the Company and ShareholderOnline, Inc., recognized that separate management was required to effectively execute ShareholderOnline Inc.'s business plan, and on April 27, 2000, the President and CEO of ShareholderOnline, Inc., resigned his positions with the Company to devote his full attention to ShareholderOnline, Inc. During 2000, ShareholderOnline, Inc., began pursuing separate investment and financing alternatives. The use of the equity method of accounting for the investment in ShareholderOnline, Inc., was discontinued as of May 1, 2000. The Company recognized equity in the net losses of ShareholderOnline, Inc., of $60,680 for the ten months ended December 31, 2000, compared to losses of $176,040 for the year ended February 29, 2000.

The President and CEO of ShareholderOnline, Inc., subsequently resigned his positions with ShareholderOnline, Inc., effective October 19, 2000. Because of ShareholderOnline Inc.'s unsuccessful attempts to raise additional capital through December 31, 2000, the Company has written off its investment in ShareholderOnline, Inc. This resulted in a write down of $371,037 including the Company's investment account balance in, and accounts receivable balances from, ShareholderOnline, Inc.

Fiscal Year Ended February 29, 2000, Compared to Fiscal Year Ended February 28, 1999

Revenues and trading gains and losses for the year ended February
29, 2000 decreased to $3,266,610 compared to $3,802,353 for the year ended February 28, 1999, a decrease of 14%. This decrease results primarily from a decrease in management fees and commissions.

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

Liquidity and Capital Resources

Approximately 34% of the value of the Company's trading portfolio is comprised of small capitalization bank stocks which are thinly traded and there can be no assurance that active markets will develop. The failure of such markets to develop could negatively affect the Company's operations and financial condition. Approximately 66% of the Company's trading portfolio is readily marketable. Investments in securities traded on national securities markets and securities not traded on national securities markets, but with readily ascertainable market values, are valued at market value. Other securities for which market quotations are not readily available, due to infrequency of transactions, are valued at fair value as determined in good faith by management of the Company. While management employs objective criteria to ascertain these values, there is no independent benchmark by which the values assigned by management can be judged. Accordingly, the value of these securities may be overstated.

As of December 31, 2000, the Company had working capital of approximately $9,000,000 compared to $11,110,000 at February 29, 2000. Working capital includes cash, securities owned and accounts and notes receivable, net of all liabilities. The Company has no long term debt.

BSFS, under a correspondent agreement with its clearing broker, has agreed to indemnify the clearing broker from damages or losses resulting from customers' transactions. The Company is, therefore, exposed to off-balance sheet risk of loss in the event that customers are unable to fulfill contractual obligations. The Company manages this risk by requiring customers to have sufficient cash in their account before a buy order is executed and to have the subject securities in their account before a sell order is executed. The Company has not incurred any losses from customers being unable to fulfill contractual obligations.

BSFS provides investment management services to an agency of the State of Ohio. In conjunction with these services, BSFS has agreed to indemnify the agency against losses resulting from violations of the investment management agreement entered into with the agency or violations of fiduciary duties under applicable law.

In the normal course of business, BSFS is a market maker for a limited number of community bank stocks and quotes bid and ask prices for those stocks. In the event of sudden price movements, BSFS may be required to honor a quote at an undesirable price.
BSFS attempts to control this risk by monitoring markets closely and updating quotes as required, and generally limits its quotes to 100 or 200 shares of a given bank stock.

In the normal course of business, the Company may sell securities it has not yet purchased (short sales) for its own account, and may write options. The establishment of short positions and option contracts exposes the Company to off-balance sheet market risks in the event prices change, as the Company may be obligated to cover such positions at a loss.

At December 31, 2000, the Company had no short security positions, had not written any option contracts, and did not own any options. The Company did not experience any credit losses due to the failure of any counterparties to perform during the ten months ended December 31, 2000. Senior management of the Company is responsible for reviewing trading positions, exposures, profits and losses, trading strategies and hedging strategies on a daily basis.

The Company's most significant industry concentration, which arises within its normal course of business activities, is with financial institutions for securities transactions.

The Company's net cash balance increased $541,957 during the ten months ended December 31, 2000. Net cash provided by operating activities was $151,213. The primary source of this cash flow results from the sale of securities in the trading portfolio.

Investing activities provided $2,670 of cash during the ten months ended December 31, 2000, primarily from the disposal of computer equipment.

Financing activities provided $388,074 of cash during the ten months ended December 31, 2000, primarily from the sale of treasury stock.

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

The operations of the Company are funded primarily by investment management fees and revenue from the trading portfolio. Management believes that the Company's existing resources, including available cash and cash provided by operating activities, will be sufficient to satisfy its working capital requirements in the foreseeable future. However, no assurance can be given that additional funds will not be required. To the extent that returns on investments are less than anticipated, or expenses are greater than anticipated, the Company may be required to reduce its activities, liquidate inventory or seek additional financing. Further, this additional financing may not be available on acceptable terms, if at all. No significant capital expenditures are expected in the foreseeable future.

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

The Revenue Reconciliation Act of 1993 includes Mark-to-Market Rules which essentially require securities dealers to include unrealized gains on their trading portfolios, in taxable income for income tax purposes. Accordingly, these Rules have a materially adverse impact on the Company's cash flow because tax payments are greater than would otherwise be required.

ITEM 7:        Financial Statements

                   THE BANC STOCK GROUP, INC.

                CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE TEN MONTHS ENDED DECEMBER 31, 2000
              AND THE YEAR ENDED FEBRUARY 29, 2000

        TOGETHER WITH REPORT OF INDEPENDENT ACCOUNTANTS

               Report of Independent Accountants

To the Board of Directors of
The Banc Stock Group, Inc.:

In our opinion, the accompanying consolidated statement of financial condition and the related consolidated statements of operations, statements of cash flows, and statements of changes in shareholders' equity present fairly, in all material respects, the financial position of The Banc Stock Group, Inc. and its subsidiaries at December 31, 2000 and February 29, 2000, and the results of their operations and their cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Columbus, Ohio
February 27, 2001

THE BANC STOCK GROUP, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
AS OF DECEMBER 31, 2000



ASSETS
Cash                                                        $    3,443,228
Trading portfolio:
     Marketable equity securities, at market value               5,001,830
     Not readily marketable equity securities,
       at estimated fair value                                     124,488
Mortgage participation notes, at market value                      223,500
Accounts receivable:
     Affiliates                                                     23,535
     Pending settlements and other                                 158,011
     Refundable income taxes                                       511,217
Property and equipment, net of accumulated
  depreciation of $267,899                                         146,171
Deposits and other                                                 188,637

          Total assets                                      $    9,820,617

LIABILITIES

Accounts payable to broker-dealers and other                         1,698
Accrued expenses                                                   427,337

          Total liabilities                                        429,035

SHAREHOLDERS' EQUITY

Preference stock, 150,000,000 shares authorized,                      -
          none issued or outstanding
Common stock:
     Class A, no par value, 150,000,000 shares authorized,
          8,759,862 shares issued and 8,704,512 shares
          outstanding                                             9,562,747
     Treasury stock, at cost
          (55,350 Class A shares)                                   (87,428)
     Deferred compensation                                          (73,150)
Retained earnings                                                   (10,587)

          Total shareholders' equity                              9,391,582

          Total liabilities and shareholders' equity         $    9,820,617

The accompanying notes are an integral part of these consolidated financial statements.

THE BANC STOCK GROUP, INC. and SUBSIDIARIES
CONSOLIDATED  STATEMENTS OF OPERATIONS
FOR THE TEN MONTHS ENDED DECEMBER 31, 2000 and
YEAR ENDED FEBRUARY 29, 2000



                                               TEN MONTHS            YEAR
                                                  ENDED              ENDED
                                                 12/31/00            2/29/00
REVENUES AND TRADING GAINS and LOSSES:
     Trading losses                        $    (1,514,185)     $    (227,972)
     Management fees and commissions               967,979          2,506,216
     Investment banking                             32,982            649,431
     Dividends                                     288,787            286,419
     Interest and other                             46,137             52,516

 Total revenues and trading gains and losses      (178,300)         3,266,610

EXPENSES:
     Brokers' commission                           490,556          1,211,532
     Salaries, benefits and payroll taxes        1,179,994          1,075,286
     Professional fees                             374,893            450,754
     Interest                                        6,642             10,106
     Write off of goodwill of liquidated
       subsidiary                                  309,745               -
     Write off of investment in
       ShareholderOnline, Inc.                     371,037               -
     General and administrative                    828,428          1,268,463

          Total expenses                         3,561,295          4,016,141

LOSS BEFORE TAXES                               (3,739,595)          (749,531)

INCOME TAX PROVISION (CREDIT)                     (632,500)          (380,000)

LOSS BEFORE EQUITY IN NET EARNINGS
     OF AFFILIATED COMPANY                      (3,107,095)          (369,531)

Equity in net losses of ShareholderOnline, Inc.    (60,680)          (176,040)

NET LOSS                                   $    (3,167,775)     $    (545,571)


     BASIC EARNINGS (LOSS) PER SHARE         $    (0.37)     $    (0.06)
     DILUTED EARNINGS (LOSS) PER SHARE       $    (0.37)     $    (0.06)

The accompanying notes are an integral part of these consolidated financial statements.

THE BANC STOCK GROUP, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS of CHANGES in SHAREHOLDERS' EQUITY
FOR THE TEN MONTHS ENDED DECEMBER 31, 2000 and YEAR ENDED FEBRUARY 29, 2000

                                                         Retained
                  Class A  Class C Treasury   Deferred   Earnings     Total
                   Amount   Amount  Stock   Compensation (Deficit)
Balance 2/28/99  $9,190,419   -   ($385,403)     -      $3,702,759 $12,507,775

Conversion of
Class C to Class
A (10% per year)       -      -        -         -            -           -

Exercise of stock
options              13,600   -        -         -            -         13,600

Fair value of stock
options and warrants
granted to independent
contractors and
consultants          90,406                                             90,406

Deferred compensation
related to the fair
value of stock options
and warrants granted to
independent contractors
and consultants      22,778                   (22,778)

Net loss for the year  -     -         -         -        (545,571)   (545,571)
Balance 2/29/00   9,317,203  -     (385,403)  (22,778)   3,157,188  12,066,210

Conversion of
Class C to Class
A (10% per year)       -

Stock options and
warrants compensation
expense              68,500  -         -         -            -         68,500

Deferred compensation
related to stock
options and warrants 81,500  -         -      (81,500)        -           -

Amortization of
deferred compensation  -     -         -       31,128         -         31,128

Purchase of treasury
stock                  -     -     (162,981)     -            -       (162,981)

Sale of treasury
stock               95,544   -      460,956      -            -        556,500

Net loss for the
ten months            -      -         -         -      (3,167,775) (3,167,775)

Balance12/31/00 $9,562,747 $ -     ($87,428) ($73,150)    ($10,587) $9,391,582

The accompanying notes are an integral part of these consolidated financial statements.

THE BANC STOCK GROUP, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS of CASH FLOWS
FOR THE TEN MONTHS ENDED DECEMBER 31, 2000
and YEAR ENDED FEBRUARY 29, 2000

                                                 TEN MONTHS            YEAR
                                                   ENDED               ENDED
                                                  12/31/00            02/29/00
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                  $    (3,167,775)     $    (545,571)
  Adjustments to reconcile net loss
    to net cash provided by operating activities:
    Depreciation and amortization                    60,532             97,659
    Write off of goodwill of liquidated subsidiary  309,745               -
    Stock options and warrants compensation expense  68,500             90,406
    Amortization of deferred compensation            31,128               -
    Deferred taxes                                 (150,500)          (915,500)
    Equity in undistributed losses of
      ShareholderOnline, Inc.                       (20,157)           176,040
    Write off of investment in
      ShareholderOnline, Inc.                       371,037               -
    Unrealized loss                                 469,559          3,020,463
    (Increase) decrease in certain assets-
      Trading profits, net                        1,830,726          1,792,974
      Mortgage participation notes                   26,100            (72,600)
      Accounts receivable clients                    62,922                 30
      Other accounts receivable                     861,071           (748,277)
      Refundable income taxes                      (254,217)          (257,000)
      Other assets                                   43,271             (4,705)
    Increase (decrease) in certain liabilities-
      Unearned commissions                          (94,800)          (172,500)
      Accounts payable to broker-dealers and other  (78,036)            73,147
      Accrued expenses and other                   (217,893)            55,120
    Net cash provided by operating activities       151,213          2,589,686

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                (19,964)           (57,157)
  Disposal of property                               22,634               -
    Net cash provided by (used in) investing
      activities                                      2,670            (57,157)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of stock options                            -                13,600
  Purchase of treasury stock                       (162,981)              -
  Sale of treasury stock                            556,500               -
  Advances from affiliates                            4,694            599,424
  Advances to affiliates                            (10,139)          (576,614)
    Net cash provided by financing activities       388,074             36,410

NET INCREASE IN CASH                                541,957          2,568,939

CASH, BEGINNING OF PERIOD                         2,901,271            332,332

CASH, END OF PERIOD                          $    3,443,228     $    2,901,271

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid during the period for:
          Interest                               $    3,414        $    10,106
          Income taxes                                 -               530,000

The accompanying notes are an integral part of these consolidated financial statements.

                   THE BANC STOCK GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2000

(1)  ORGANIZATION AND NATURE OF BUSINESS

The Banc Stock Group, Inc. (the Company) is a Florida corporation incorporated in April, 1990. The Company has two subsidiary operating companies.

Diamond Hill Capital Management, Inc., (DHCM), formerly Heartland Advisory Group, Inc., is a wholly-owned subsidiary of the Company and a registered investment adviser. DHCM is the Investment Adviser to the Diamond Hill Focus Fund, an open-end mutual fund, (symbol DIAMX) and offers advisory accounts to institutional and individual investors. DHCM was also the Investment Adviser to The Banc Stock Group Fund, an open-end mutual fund, through November 30, 2000.

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

Buckeye Bancstocks, Inc., was an Ohio corporation established in 1977 and a wholly-owned subsidiary of the Company formed to act as an intrastate broker-dealer trading primarily in Ohio bank stocks until May 31, 2000, when it was liquidated.

A Form 8-K dated December 15, 2000 was filed to report the change in the Company's fiscal year-end to December 31 from the last day of February.

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

Principles of Consolidation

The accompanying consolidated financial statements include the operations of the Company, BSFS, DHCM and Buckeye Bancstocks,
Inc. All material intercompany transactions and balances have been eliminated in consolidation.

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

Earnings Per Share

Basic and diluted earnings per common share are computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." A reconciliation of the numerators and denominators used in these calculations is shown below:

                              For the Ten Months Ended December 31, 2000
                               Net Loss        Shares         Per-Share
                              (Numerator)   (Denominator)      Amount
Basic Earnings per Share     $(3,167,775)    8,519,960         $(.37)

Diluted Earnings per Share   $(3,167,775)    8,519,960         $(.37)

                                     For the Year Ended February 29, 2000
                               Net Loss        Shares         Per-Share
                              (Numerator)   (Denominator)      Amount
Basic Earnings per Share     $  (545,571)    8,455,277         $(.06)

Diluted Earnings per Share   $  (545,571)    8,455,277         $(.06)

Stock options and warrants have not been included in the denominator of the diluted per-share computations because the effect of their inclusion would be antidilutive.

Investment in ShareholderOnline, Inc.

ShareholderOnline, Inc., an Ohio corporation attempting to establish an electronic stock information service and alternative trading system, was under common management with the Company through April 27, 2000. Because of the common management, the Company's 16% ownership investment in ShareholderOnline, Inc., was accounted for on the equity method of accounting through the end of April 2000. During 1999, ShareholderOnline, Inc., formalized its plans to raise additional capital to launch its operations. Also, the Boards of Directors of the Company and ShareholderOnline, Inc., recognized that separate management was required to effectively execute ShareholderOnline Inc.'s business plan, and on April 27, 2000, the President and CEO of ShareholderOnline, Inc., resigned his positions with the Company to devote his full attention to ShareholderOnline, Inc. During 2000, ShareholderOnline, Inc., began pursuing separate investment and financing alternatives. The use of the equity method of accounting for the investment in ShareholderOnline, Inc., was discontinued as of May 1, 2000. The Company recognized equity in the net losses of ShareholderOnline, Inc., of $60,680 for the ten months ended December 31, 2000, compared to losses of $176,040 for the year ended February 29, 2000.

The President and CEO of ShareholderOnline, Inc., subsequently resigned his positions with ShareholderOnline, Inc., effective October 19, 2000. Because of ShareholderOnline's unsuccessful attempts to raise additional capital through December 31, 2000, the Company has written off its investment in ShareholderOnline, Inc. This resulted in a write off of $371,037 including the Company's investment account balance and accounts receivable balances.

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

(3)  CAPITAL STOCK

Common Stock

Effective December 1, 2000, the Company has only one class of securities, Class A Common Stock.

Treasury Stock

On July 17, 2000, the Company announced a program to repurchase up to 2,000,000 shares of its Class A Common Stock through open market purchases and privately negotiated transactions, if any. During the ten months ended December 31, 2000, the Company purchased 102,305 shares for $161,778. In October 2000, in conjunction with an appointment to the Board of Directors, the Company sold 350,000 shares of Class A Common Stock from treasury to a limited liability company controlled by the newly appointed Director of the Company at the market price of the shares ($1.59 per share) at the time of the appointment.

Authorization of Preference Stock

The Company's Articles of Incorporation authorize the issuance of 50,000,000 shares of "blank check" preference stock with such designations, rights and preferences as may be determined from time to time by the Company's Board of Directors. The Board of Directors is empowered, without shareholder approval, to issue preference stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting or other rights of the holders of the Class A Common Stock.

(4)  TRADING PORTFOLIO

Marketable equity securities at December 31, 2000 consist of securities in the financial services sector at market value, as follows:
       Traded on national securities markets               $ 3,364,015
       Not traded on national securities
         markets, but with readily ascertainable
         market value                                        1,637,815
               Total marketable equity securities          $ 5,001,830

As of December 31, 2000, the Company had no single investment security representing 10% or more of its marketable equity securities. Securities not readily marketable include securities for which there is no market on a securities exchange and no independent publicly quoted market. These securities at December 31, 2000 were $124,488 at fair value with a cost of $167,900.

(5)  MARGIN ACCOUNTS PAYABLE TO BROKER-DEALERS

The Company had no margin accounts payable to broker-dealers as of December 31, 2000, or as of February 29, 2000. These accounts bear interest at variable rates which approximate the Broker Call Rate. These margin accounts are secured by the securities held by broker-dealers.

(6)  RELATED PARTY TRANSACTIONS

The Company and ShareholderOnline, Inc., were under common management through April 27, 2000. Certain expenses were paid by the Company and allocated to ShareholderOnline, Inc., based upon predetermined percentages as approved by the officers of the Company and ShareholderOnline, Inc. Operating expenses in the allocation were primarily salaries and benefits. Total expenses allocated to ShareholderOnline, Inc., were $81,665 for the ten months ended December 31, 2000 and $164,210 for the year ended February 29, 2000.

(7)  INCOME TAXES

The Company files a consolidated Federal income tax return. It is the policy of the Company to allocate the consolidated tax provision to subsidiaries as if each subsidiary's tax liability or benefit were determined on a separate company basis. As part of the consolidated group, subsidiaries transfer to the Company their current Federal tax liability or assets.

The provisions for income taxes for the ten months ended December
31, 2000 and the year ended February 29, 2000 are composed of the following:

                                         Dec. 31, 2000           Feb. 29, 2000
Current Federal income taxes               $ (482,000)           $   535,500
Deferred Federal income taxes                (150,500)              (915,500)
Provision for income taxes                 $ (632,500)           $  (380,000)

The following schedule reconciles the statutory Federal income tax rate to the Company's effective tax rate for the ten months ended December 31, 2000 and the year ended February 29, 2000:

                                         Dec. 31, 2000           Feb. 29, 2000
Statutory Federal income tax rate            (34)%                    (34)%
Prior year provision adjustment                                       (10)
Dividends received deduction                  (2)                     ( 9)
Goodwill amortization                          3                        2
Valuation allowance                           16
Other, net                                                              2
Effective Federal income tax rate            (17)%                    (49)%

Deferred tax assets and liabilities consist of the following at
December 31, 2000 and February 29, 2000:
                                              Dec. 31, 2000     Feb. 29, 2000
Deferred tax benefit of NOL carryforward       $   349,000       $       600
Deferred tax benefit of stock options and
     Warrants compensation                          65,000              -
Deferred tax benefit of investment write down      126,000              -
Deferred tax liabilities on unrealized gains
    on securities owned                             91,000          (151,100)
Valuation allowance                               (631,000)             -
Deferred taxes, net                             $     -            $(150,500)

As of December 31, 2000, the Company and its subsidiaries had net operating loss (NOL) carry forwards for tax purposes of approximately $1,000,000. These NOL's will expire in 2008 through 2020. Any future changes in control may limit the availability of NOL carryforwards.

(8)  OPERATING LEASES

The Company leases office space and a vehicle under operating leases. Total lease expenses were approximately $106,000 in the ten months ended December 31, 2000 and $123,000 for the year ended February 29, 2000. The future minimum lease payments under existing leases are as follows:
                                             Amount
                              2001          $129,700
                              2002            73,500
                                            $203,200

(9) EMPLOYEE INCENTIVE PLANS

Incentive Compensation Plan
All full-time executive employees of the Company are eligible to participate in the Banc Stock Group Incentive Compensation Plan. The Plan provides that a bonus fund will be established in an amount equal to 20% of the pre-tax realized profits of the Company in excess of a 15% pre-tax return on equity. The amount of the bonus fund is calculated each fiscal quarter on a cumulative basis. The allocation of the bonus fund is to be made by the President of the Company. The Company did not incur any expense under the Plan for the ten months ended December 31, 2000 or for the year ended February 29, 2000.

Stock Option Plan
The Company has a Non-Qualified and Incentive Stock Option Plan which authorizes the grant of options to purchase an aggregate of 2,500,000 shares of the Company's Class A Common Stock. The Plan provides that the Board of Directors, or a committee appointed by the Board, may grant options and otherwise administer the Option Plan. The exercise price of each incentive stock option or non-qualified stock option must be at least 100% of the fair market value of the Class A Common Stock at the date of grant, and no such option may be exercisable for more than 10 years after the date of grant. However, the exercise price of each incentive stock option granted to any shareholder possessing more than 10% of the combined voting power of all classes of capital stock of the Company on the date of grant must not be less than 110% of the fair market value on that date, and no such option may be exercisable more than 5 years after the date of grant.

Effective May 11, 2000, warrants to purchase one million shares of Class A Common Stock were granted to the newly recruited President of the Company with exercise prices of $1.60 which vest, 20% immediately and 20% each year over four years, and warrants to purchase ten thousand shares of Class A Common Stock were granted to a Director with exercise prices of $1.75 which vest immediately. All of these warrants have ten year terms.

Effective August 10, 2000, options to purchase 100,000 shares of Class A Common Stock were issued to the President of BSFS with exercise prices of $1.60 which vest, 20% immediately and 20% each year over four years, and options to purchase 100,000 shares of Class A Common Stock were issued to two new employees with exercise prices of $1.59 which vest 20% each year over five years. All of these stock options have ten year terms.

Effective December 18, 2000, options to purchase 50,000 shares of Class A Common Stock were issued to a new employees with exercise prices of $1.6875 which vest 20% each year over five years.
These stock options have ten year terms.

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

Had compensation cost for all of the Company's stock-based awards been determined in accordance with FAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                         Ten Months Ended       Year Ended
                                         December 31, 2000   February 29,2000

Net income (loss)          As reported    $(3,167,775)          $  (545,571)
                           Pro forma      $(4,022,901)          $(1,528,850)

Basic earnings per share
                           As reported         $(.37)               $(.06)
                           Pro forma           $(.47)               $(.18)

Diluted earnings per share As reported         $(.37)               $(.06)
                           Pro forma           $(.47)               $(.18)

To make the computations of pro forma results under FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield for all years and expected lives of ten years. For the ten months ended December 31, 2000, the average expected volatility is 47.44%, and the average assumed risk-free interest rate is 6.51%. The options and warrants granted under these plans are not registered and, accordingly, there is no quoted market price.

A summary of the status of the Company's stock option and
warrants plans as of December 31, 2000 and February 29, 2000 and changes during the periods ending on those dates is presented below:
                                          Options              Warrants
                                               Exercise               Exercise
                                      Shares     Price      Shares      Price
Outstanding March 1,  1999            951,010   $ 6.098     243,000    $ 6.118
Granted                               244,500   $ 3.791     152,000    $ 3.463
Exercised                              (6,400)  $ 2.125
Expired unexercised                    (7,800)  $14.015
Forfeited                              (7,300)  $10.595      (3,000)   $ 4.750
Outstanding February 29, 2000       1,174,010   $ 5.559     392,000    $ 5.099

Exercisable February 29, 2000         829,756   $ 5.126     392,000    $ 5.099

Outstanding March 1, 2000           1,174,010   $ 5.559     392,000    $ 5.099
Granted                               250,000   $ 1.614   1,010,000    $ 1.601
Expired unexercised                   (26,600)  $ 8.528
Forfeited                             (65,400)  $ 5.978
Outstanding December 31, 2000       1,332,010   $ 4.738   1,402,000    $ 2.579

Exercisable December 31, 2000         972,110   $ 5.230     602,000    $ 3.881

Weighted-average fair value
   of options and warrants
   granted during the year,
   computed in accordance
   with FAS 123                                 $ 1.211                $ 1.231

The following table summarizes information about fixed stock options and warrants outstanding at December 31, 2000:

                                      Options        Warrants
Range of exercise prices                 $14.750        $14.750
Number outstanding                   229,510         70,000
Weighted-average remaining
   contractual life in years               7.359          7.359
Weighted-average exercise price          $14.750        $14.750
Number exercisable                   193,810         70,000

Range of exercise prices         $4.375 - $4.500    $4.440 - $4.500
Number outstanding                   146,500         82,000
Weighted-average remaining
   contractual life in years               8.365          8.361
Weighted-average exercise price           $4.499         $4.499
Number exercisable                    93,300         82,000

Range of exercise prices         $1.590 - $2.875    $1.600 - $2.875
Number outstanding                   956,000      1,250,000
Weighted-average remaining
   contractual life in years               6.560          8.794
Weighted-average exercise price           $2.372         $1.772
Number exercisable                   685,000        450,000

(10)  REGULATORY REQUIREMENTS

BSFS is subject to the uniform net capital rule of the Securities and Exchange Commission (Rule 15c3-1), which requires that the ratio of "aggregate indebtedness" to "net capital" not exceed 15 to 1 (as those terms are defined by the Rule). BSFS had net capital of $883,915 as of December 31, 2000, which was in excess of its required minimum net capital of $100,000. The ratio of aggregate indebtedness to net capital was 0.13 to 1 as of December 31, 2000. BSFS is also subject to regulations of the District of Columbia and thirty states in which it is registered as a licensed broker-dealer.

DHCM and BSFS are registered investment advisers and subject to regulation by the SEC pursuant to the Investment Advisors Act of 1940.

(11) CONCENTRATIONS OF CREDIT RISK AND FINANCIAL INSTRUMENTS WITH
         OFF-BALANCE SHEET RISK

BSFS, under a correspondent agreement with its clearing broker, has agreed to indemnify the clearing broker from damages or losses resulting from customer transactions. The Company is, therefore, exposed to off-balance sheet risk of loss in the event that customers are unable to fulfill contractual obligations.
The Company manages this risk by requiring customers to have sufficient cash in their account before a buy order is executed and to have the subject securities in their account before a sell order is executed. The Company has not incurred any losses from customers unable to fulfill contractual obligations.

BSFS also provides investment management services to an agency of the State of Ohio. In conjunction with these services BSFS has agreed to indemnify the agency against losses resulting from violations of the investment management agreement entered into with the agency or violations of fiduciary duties under applicable law.

In the normal course of business, BSFS is a market maker for a limited number of community bank stocks, and quotes bid and ask prices for those stocks. In the event of sudden price movements, BSFS may be required to honor a quote at an undesirable price. BSFS controls this risk by monitoring markets closely and updating quotes as required and generally limits its quotes to 100 or 200 shares of a given security.

In the normal course of business, the Company periodically sells securities not yet purchased (short sales) for its own account and writes options. The establishment of short positions and option contracts exposes the Company to off-balance sheet market risks in the event prices change, as the Company may be obligated to cover such positions at a loss. At December 31, 2000, the Company had no short security positions, had not written any option contracts and did not own any options. The Company did not experience any credit losses due to the failure of any counterparties to perform during the ten months ended December 31, 2000. Senior management of the Company is responsible for reviewing trading positions, exposures, profits and losses, trading strategies and hedging strategies on a daily basis.

The Company's significant industry concentration, primarily through the operations of BSFS, which arises within its normal course of business activities, is with financial institutions for bank securities transactions.

(12) SEGMENT INFORMATION

With the change in senior executive management in May of 2000, the Company has shifted its emphasis from its traditional investment related activities at its BSFS subsidiary, to the investment advisory services of its DHCM subsidiary. In conjunction with this change in emphasis, the Company redefined its operating segments effective June 1, 2000. These segments have been designed to aid the operating decision makers in deciding how to allocate resources and in assessing performance. Segment information for prior periods has been restated to conform to the new segments.

Description of the types of services from which each reportable segment derives its revenues

The Company has three reportable segments: Diversified Investment Advisory Services, Brokerage and Bank Stock Investment Advisory Services and Corporate Portfolio. The Diversified Investment Advisory Services segment provides investment advisory services to the Diamond Hill Focus Fund, an open-end mutual fund, and offers investment advisory services and accounts to institutional and individual investors, specializing in diversified, domestic securities. The Brokerage and Bank Stock Investment Advisory Services segment provides investment advisory services to The Banc Stock Group Fund, an open-end mutual fund, and offers brokerage, investment banking and investment advisory services and accounts to institutional and individual investors, specializing in regional and community bank stocks. The Corporate Portfolio segment is represented by revenue generating investments unrelated to the other operating segments.

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

Factors management used to identify the enterprises's reportable segments

The Company's reportable segments are primarily defined by legal entities that specialize in different financial products and services. Diversified Investment Advisory Services are provided by DHCM. Brokerage and Bank Stock Investment Advisory Services are provided primarily by BSFS, however, this segment also includes the results of Buckeye Bancstocks, Inc. The Corporate Portfolio segment is managed by the parent Company. These segments are managed separately because each entity operates in a different regulatory environment.

Financial information for each reportable segment is shown below.
The Company does not operate, or hold assets, in any foreign country. The Company does not have any single customer generating 10% or more of revenue.

Financial information for the ten months ended December 31, 2000

                                            Brokerage &
                                Diversified Banc Stock
                                 Investment Investment
Revenue from external             Advisory   Advisory  Corporate
  customers:                      Services   Services  Portfolio   Combined
Trading Profits (Losses)          $51,253   ($354,184)($1,211,255)($1,514,185)
Fees & Commissions                160,054     801,285       6,640     967,979
Investment banking                             32,982                  32,982
Dividends                              14      47,555     241,218     288,787
Intersegment revenues
Interest revenue                        5      25,904      24,228      50,137
Interest expense                                3,228       3,414       6,642
Depreciation and
  amortization                     20,480      29,801      10,251      60,532
Segment income (loss)
  before taxes                   (622,232) (1,429,319) (1,075,734) (3,127,285)
Segment assets                  3,170,769   1,295,022   5,354,826   9,820,617
Expenditures for
  segment assets                    7,986       7,986       3,992      19,964


Reconciliation to Consolidated Financial Statements
     Income (loss) before taxes for reportable segments           ($3,127,285)
     Write down of investment in ShareholderOnline, Inc.             (371,037)
     Other corporate expenses                                        (241,273)
     Income (loss) before taxes - Consolidated                    ($3,739,595)

Financial information for the year ended February 29, 2000

                                            Brokerage &
                                Diversified Banc Stock
                                 Investment Investment
Revenue from external             Advisory   Advisory  Corporate
  customers:                      Services   Services  Portfolio   Combined
Trading Profits (Losses)                      $65,477   ($293,449)  ($227,972)
Fees & Commissions                257,592   2,248,624               2,506,216
Investment banking                            649,431                 649,431
Dividends                                      24,271     262,148     286,419
Intersegment revenues
Interest revenue                               22,596      29,920      52,516
Interest expense                                8,351       1,755      10,106
Depreciation and
  amortization                     15,694      74,118       7,847      97,659
Segment income (loss)
  before taxes                   (427,405)   (281,214)    (40,912)   (749,531)
Segment assets                     72,637   2,445,993  10,517,844  13,036,474
Expenditures for
  segment assets                   14,289      35,724       7,144      57,157

ITEM 8:   Changes In and Disagreements With Accountants or
          Accounting and Financial Disclosures

None

                             PART III
ITEM 9:   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange
          Act

As of December 31, 2000, the members of the Company's Board of Directors, and the Company's executive officers, each of whom serves at the direction of the Board, were as follows:

                              Term
Name                    Age   Expires Position
Roderick H. Dillon, Jr. 44         President
Jeffrey C. Barton       54         Vice President & Chief Financial Officer
Sandra L. Quinn         35    2002 Director, Vice President & Corp. Secretary
Larry A. Beres          54    2000 Director
Roger D. Blackwell      60    2002 Director
Richard Desich          61    2000 Director
James G. Mathias        48    2000 Director
David R. Meuse          55         Director
John Rettig             60    2001 Director
Harvey J. Thatcher      67    2002 Director

     Roderick H. Dillon, Jr., was appointed President of the Company in May 2000. His responsibilities include general management of the operating activities of the Company and its subsidiaries. Mr. Dillon's initial focus centers on diversified financial portfolio management programs and he serves as the Chief Investment Officer of DHCM. From 1997 through 2000, Mr.
Dillon was a Vice President of   Loomis, Sayles & Company.  From
1993 through 1997, Mr. Dillon was President and Chief Investment Officer for Dillon Capital Management, an investment advisory firm acquired by Loomis, Sayles in 1997. Mr. Dillon received his B.S and M.A. degrees in Business Administration with a major in Finance from The Ohio State University and his MBA degree from the University of Dayton. He received his CFA designation from the Institute of Chartered Financial Analysts in 1982.

     Jeffrey C. Barton has been Chief Financial Officer of the Company since October, 1992. He is also Vice President & CFO and the sole director of the Company's subsidiaries. He is Vice President & CFO and Financial Operations Principal of ShareholderOnline, Inc. From January 1999 through May 2000, Mr. Barton was Principal of Buckeye Bancstocks, Inc. From 1990 through 1998, Mr. Barton was also CFO of Saunders Pearson Company, a contract financial management company. Mr. Barton received a B.B.A. Degree from Ohio University in 1969 and an M.B.A. Degree from Ohio University in 1972. Mr. Barton is a Certified Public Accountant and is licensed as a Financial Operations Principal (Series 27) and a Uniform Securities Agent (Series 63).

     Sandra L. Quinn is Vice President & Corporate Secretary of the Company and was a Director from 1993 through January 18, 2001. She is also Vice President & Corporate Secretary of the Company's subsidiaries. She is President & Corporate Secretary and Principal of ShareholderOnline, Inc., and has been a Director of ShareholderOnline, Inc., since 1993. From October 1995 through 1998, Ms. Quinn served as Principal of Buckeye Bancstocks, Inc. Ms. Quinn is a member of the American Society of Corporate Secretaries. Ms. Quinn graduated valedictorian from Bradford Business School. She began her employment with the Company in May, 1991, and is licensed as a Uniform Securities Agent (Series 63), Corporate Securities Representative (Series
62), Uniform Investment Adviser Representative (Series 65), and as an Investment Company/Variable Contracts Limited Representative (Series 6).

     Larry A. Beres became a Director of the Company in 1995.
Mr. Beres is Executive Vice President of Tooling Technology Group of Dayton, Ohio. The firm is a supplier of tooling to the plastics industry. He was formerly President of Formex, Inc., of Dayton, Ohio, a supplier of systems to the plastics Industry.
Mr. Beres graduated from Kent State University with a Bachelor of Science Degree in Chemistry and attended the K.S.U. MBA Program.

     Roger D. Blackwell was elected to serve on the Company's Board in February 1999. Dr. Blackwell is a Professor of Marketing at The Fisher College of Business at The Ohio State University. He is also President of Blackwell Associates, Inc., a consulting firm in Columbus, Ohio, through which he works with many of America's most successful companies. Dr. Blackwell was named "Outstanding Marketing Educator in America" by Sales and Marketing Executives International and "Marketer of the Year" by the American Marketing Association. He also received the "Alumni Distinguished Teaching Award", the highest award given by The Ohio State University. He was cited by The New York Times in 1995 as one of the top speakers on the lecture circuit, and is regularly quoted in publications; such as, Business Week, USA Today, Forbes, and The Wall Street Journal, and has appeared on numerous television programs including CBS This Morning. Dr. Blackwell received his B.S. and M.S. degrees from The University of Missouri and his Ph.D. from Northwestern University. He also received an honorary doctorate degree from The Cincinnati College of Mortuary Science. He serves on numerous boards of both privately and publicly held corporations including Airnet Systems, Applied Industrial Technologies (formerly Bearings, Inc.), Checkpoint Systems, Flex-Funds, Max & Erma's Restaurants, Worthington Foods, and Intimate Brands.

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

     James G. Mathias became a Director of the Company in 1993. Dr. Mathias is also a Director of ShareholderOnline, Inc. Since 1988, Dr. Mathias has been a veterinarian practicing in Tipp City, Ohio, where he is the owner of the Tipp City Animal Hospital and Wellness Center. Dr. Mathias attended the University of Texas and completed his education at The Ohio State University, graduating from the College of Veterinary Medicine in 1978. He was a member of the Honor Society of Phi Zeta, a Veterinary Honor Society. Dr. Mathias is also founder and president of the Dayton North Women's Center and is a speaker on Ratite Medicine. He is currently on the Veterinary Advisory Board of the Iams Company.

     David R. Meuse was elected to serve on the Company's Board in August 2000. Mr. Meuse is a Principal for Stonehenge Holdings, Inc. of Columbus, Ohio, where he is responsible for managing its affairs. Mr. Meuse also has the responsibility for sourcing, structuring, executing and monitoring existing investments. Prior to joining Stonehenge, Mr. Meuse was the Chairman and Chief Executive Officer of Banc One Capital Holdings Corporation, the holding company for the investment banking, merchant banking, securities brokerage, investment advisory and insurance activities of Bank One Corporation. He came to Bank One in 1990 when Bank One acquired Meuse, Rinker, Chapman, Endres & Brooks, a regional investment banking firm which Mr. Meuse founded in 1981. He is an active investor in venture capital and mezzanine finance opportunities, both personally and through Banc One Capital Partners Corporation. Mr. Meuse received his BA in Political Science from John Carroll University and subsequently attended Cleveland-Marshall College of Law at Cleveland State University and the University of Pennsylvania, Wharton School of Finance, Securities Industry. Mr. Meuse serves on the following
Boards: Alliance One Incorporated, Banc One Investment Advisors, Banc One Securities, Inc., BBQ Development, Inc., Bluestone Corporation, Bopp-Busch Manufacturing Company, Central Benefits Mutual Insurance Company, Columbus Association for the Performing Arts (CAPA), Columbus Museum of Art, Cornerstone Industrial Group, Havens, Hardymon & Nick Advisory Board, John Carroll University, MCE Companies, Inc., NBBJ Architecture Advisory Board, Omnimold, LLC, Orion Holdings Corporation, ORIX Real Estate Capital Markets, LLC, RP&C International, Sportsworld Media Group, Stonehenge Holdings, Inc. and The Grote Company Advisory Board.

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

     Harvey J. Thatcher became a Director of the Company in 1991 and resigned from the Board on January 18, 2001. He was formerly President of Thatcher Insurance Agency, Inc. Since retirement from Thatcher Insurance, Inc., he is engaged in the refinancing of homes as a mortgage broker. He also serves as Director of the following organizations: ShareholderOnline, Inc., (since 1991), Thatcher Lands, Inc., (since 1976), German Mutual Insurance Company (since 1987), Tri-State Venture Group (since 1994), and Tendasoft, Inc., (since 1998).

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 furnished to the Company, there were no reports filed late during the ten month period ended December 31, 2000.

ITEM 10:       Executive Compensation

                   Summary Compensation Table

Name of Principal                                      Awards
and Position            Year  Salary  Bonus(B) Other* Options(A)     All Other

Roderick H. Dillon, Jr.,
President               2000  96,435                   1,000,000 sh

Michael E. Guirlinger,
former President        2000  89,087             5,711

Michael E. Guirlinger,
President               1999 101,574            33,975

Mark A. Davis, VP       1999  90,000            21,388    37,500 sh

Jeffrey C. Barton, CFO  1999 100,000   11,144             12,500 sh

Michael E. Guirlinger,
President               1998 100,000   91,812   46,828    81,010 sh

Mark A. Davis, VP       1998  85,000   90,406   62,589    40,000 sh

Edward E. Schmidt, EVP  1998  75,000   20,870    4,905     6,000 sh

* Commissions

(A) During the ten months ended December 31, 2000, warrants to purchase one million shares of Class A Common Stock were granted to Mr. Dillon with exercise prices of $1.60 per share which vest, 20% immediately and 20% each year over four years. During the fiscal year ended February 29, 2000, options were granted, with terms of ten years and exercise prices of $4.50 per share and $2.25 per share to Messrs. Davis and Barton. Mr. Davis was awarded options to acquire 15,000 shares of Class A Common Stock which vested immediately and options to acquire 15,000 shares of Class A Common Stock which vest over five years with an exercise price of $4.50 per share and options to acquire 3,750 shares of Class A Common Stock which vested immediately and options to acquire 3,750 shares of Class A Common Stock which vest over five years with an exercise price of $2.25 per share. Mr. Barton was awarded options to acquire 5,000 shares of Class A Common Stock which vested immediately and options to acquire 5,000 shares of Class A Common Stock which vest over five years with an exercise price of $4.50 per share and options to acquire 1,250 shares of Class A Common Stock which vested immediately and options to acquire 1,250 shares of Class A Common Stock which vest over five years with an exercise price of $2.25 per share. During the fiscal year ended February 28, 1999, options were granted, with terms of ten years and exercise prices of $14.75 per share to Messrs. Guirlinger, Davis and Schmidt. Mr. Guirlinger was awarded options to acquire 40,505 shares of Class A Common Stock which vested immediately and options to acquire 40,505 shares of Class A Common Stock which vest over five years. Mr. Davis was awarded options to acquire 20,000 shares of Class A Common Stock which vested immediately and options to acquire 20,000 shares of Class A Common Stock which vest over five years. Mr. Schmidt was awarded options to acquire 3,000 shares of Class A Common Stock which vested immediately and options to acquire 3,000 shares of Class A Common Stock which vest over five years. Mr. Guirlinger has options to acquire 251,010 shares of Class A Common Stock which are exercisable. Mr. Davis has 173,750 stock options which are exercisable and 33,750 stock options which vest over five years. Mr. Barton has 7,500 stock options and 20,000 warrants which are exercisable and 5,000 stock options which vest over five years.

No other officer of the Company received in excess of $100,000 compensation.

Incentive Compensation Plan
All full-time executive employees of the Company are eligible to participate in the Banc Stock Group Incentive Compensation Plan. The Plan provides that a bonus fund will be established in an amount equal to 20% of the pre-tax realized profits of the Company in excess of a 15% pre-tax return on equity. The amount of the bonus fund is calculated each fiscal quarter on a cumulative basis. The allocation of the bonus fund is to be made by the President of the Company. The Company did not incur any expense under the Plan for the ten months ended December 31, 2000 or for the year ended February 29, 2000.

Stock Option Plan
The Company has a Non-Qualified and Incentive Stock Option Plan which authorizes the grant of options to purchase an aggregate of 2,500,000 shares of the Company's Class A Common Stock. The Plan provides that the Board of Directors, or a committee appointed by the Board, may grant options and otherwise administer the Option Plan. The exercise price of each incentive stock option or non-qualified stock option must be at least 100% of the fair market value of the Class A Common Stock at the date of grant, and no such option may be exercisable for more than 10 years after the date of grant. However, the exercise price of each incentive stock option granted to any shareholder possessing more than 10% of the combined voting power of all classes of capital stock of the Company on the date of grant must not be less than 110% of the fair market value on that date, and no such option may be exercisable more than 5 years after the date of grant.

Director Compensation

Each director who is not an employee of the Company is entitled to receive a fee of $500 plus travel expenses for each directors' meeting attended.

ITEM 11:       Security Ownership of Certain Beneficial Owners and Management

The following sets forth, as of January 31, 2001, certain information concerning stock ownership of all persons known by the Company to own beneficially five percent or more of the outstanding shares of any class of the Company's Common Stock, each director and officer of the Company and all officers and directors of the Company as a group, and the percentage of voting power (assuming exercise of all options which are currently exercisable):

                                                      Number of
                                     Number of      Options and/or
                                 shares of Class A   Warrants to
                                    Common Stock    Acquire shares
               Name and Address of  Beneficially      of Class A
Title of Class  Beneficial Owner       Owned         Common Stock  Total   %

Class A        Jeffrey C. Barton
Common Stock   290 E. Kossuth Street
no par value   Columbus, Ohio 43206     6,000           27,500     33,500   *

Class A        Larry A. Beres
Common Stock   7811 Winding Way South
no par value   Tipp City, Ohio 45371   42,500           40,000     82,500   *

Class A        Roger D. Blackwell
Common Stock   3380 Tremont Road
no par value   Columbus, Ohio 43221    73,700           10,000     83,700   *

Class A        Roderick H. Dillon, Jr.
common Stock   46 East Sycamore Street
no par value   Columbus, Ohio 43206       -            200,000    200,000  2.2%

Class A        Richard Desich
Common Stock   36 Lake Avenue
no par value   Elyria, Ohio 44036      27,450           10,000     37,450   *

Class A        James G. Mathias
common Stock   7707 Winding Way South
no par value   Tipp City, Ohio  45371  94,728           65,000    159,728  1.8%

Class A        David R. Meuse
Common Stock   191 W. Nationwide Blvd.
no par value   Suite 600
               Columbus, Ohio 43215   208,491             -       208,491  2.3%

Class A        Sandra L. Quinn
Common Stock   6288 Chelmsford Sq. E.
no par value   Columbus, Ohio  43229   10,500           47,000     57,500   *

Class A        John Rettig
Common Stock   826 Third Avenue
no par value   Fremont, Ohio 43420     38,040           20,000     58,040   *

Class A        Directors and Officers
Common Stock   as a Group (9 persons)
no par value                          501,409          419,250    920,659 10.2%

          *less than 1% of Class

ITEM 12:       Certain Relationships and Related Transactions -
None

ITEM 13:       Exhibits and Reports on Form 8-K

(a)  Index of Exhibits

                 Exhibit

*2.01 Agreement dated November 4, 1992 for purchase of First Scioto Financial Services Stock by HAG.

*2.02 Agreement and Plan of Reorganization, dated January 7, 1993 between the Company and HAG.

*3.01       Amended and Restated Articles of Incorporation of The
            Banc Stock Group, Inc.

*3.02       Bylaws of The Banc Stock Group, Inc.

*4.01       Specimen Class A Common Stock Certificate.

*10.01      The Banc Stock Group Incentive Compensation Plan.

*10.02      1993 Non-Qualified and Incentive Stock Option Plan.

  10.03     Synovus Securities, Inc., Sub-Advisory Agreement with
            Diamond Hill Capital Management, Inc.

(b) Reports on Form 8-K: A Form 8-K dated December 15, 2000 was filed to report the change in the Company's fiscal year-end to December 31 from the last day of February.

* Indicates Exhibits previously filed with the Securities and Exchange Commission and incorporated herein by reference.

                           SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

THE BANC STOCK GROUP, INC.

/S/Roderick H. Dillon, Jr.
By Roderick H. Dillon, Jr., President and Director
February 28, 2001.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                            Title                          Date

/S/Roderick H. Dillon, Jr. President and Director            February 28, 2001
Roderick H. Dillon, Jr.

/S/Jeffrey C. Barton       Chief Financial Officer           February 28, 2001
Jeffrey C. Barton          (chief financial and chief
                           accounting officer)

/S/Larry A. Beres                 Director                   February 28, 2001
Larry A. Beres

/S/Roger D. Blackwell             Director                   February 28, 2001
Roger D. Blackwell

/S/Richard Desich                 Director                   February 28, 2001
Richard Desich

/S/James G. Mathias               Director                   February 28, 2001
James G. Mathias

/S/ David Meuse                   Director                   February 28, 2001
David Meuse

/S/John Rettig                    Director                   February 28, 2001
John Rettig