Form 10QSB
period 2001-03-31
BANC STOCK GROUP INC
filed 2001-05-15
CIK 909108

U.S. Securities and Exchange Commission
                      Washington D.C. 20549

                           Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
  For the quarterly period ended     March 31, 2001

     Commission file number          000-24498


              DIAMOND HILL INVESTMENT GROUP, INC.
               fna, THE BANC STOCK GROUP, INC.

     (Exact name of small business issuer as specified in its charter)

          FLORIDA                       65-0190407
   (State of incorporation)  (IRS Employer Identification No.)

                  1105 SCHROCK ROAD, COLUMBUS, OHIO  43229
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

  State the number of shares outstanding of each of the issuer's classes of common equity, as of April 30, 2001:
     CLASS                              NUMBER OF SHARES
Class A shares, No Par Value               8,218,974

    Transitional Small Business Disclosure Format (Check one)
     Yes     X                               No


      DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                              INDEX
                                                        PAGE

Part I Financial Information:

     Item 1.  Consolidated Financial Statements          3-7

     Notes to Consolidated Financial Statements          8-19

     Item 2.  Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations                                 20-24

Part II Other Information:

     Item 4                                             25

     Item 6                                             26

Signatures                                              27

       DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                              PART I
                      FINANCIAL INFORMATION

ITEM 1.   Financial Statements

The accompanying consolidated financial statements of Diamond Hill Investment Group, Inc., formerly known as, The Banc Stock Group, Inc., are unaudited but, in the opinion of management, reflect all adjustments (which include only normal recurring accruals) necessary to present fairly such information for the periods and at the dates indicated and to make the consolidated financial statements not misleading. The results of operations for the three months ended March 31, 2001 may not be indicative of the results of operations for the year ending December 31, 2001. Since the accompanying consolidated financial statements have been prepared in accordance with Item 310 of Regulation S-B, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Annual Report.


DIAMOND HILL INVESTMENT GROUP, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
AS OF MARCH 31, 2001
UNAUDITED
                              ASSETS
Cash                                                           $     2,801,143
Trading portfolio:
   Mutual fund shares and limited partnership interests              3,184,453
   Marketable equity securities, at market value                     2,377,978
   Not readily marketable equity securities, at estimated fair value 256,916 Accounts receivable:
   Affiliates                                                           57,202
   Pending settlements and other                                       126,604
   Refundable income taxes                                             508,280
Property and equipment, net of accumulated depreciation of $275,802    227,487
Deposits and other                                                     152,140

          Total assets                                         $     9,692,203

                            LIABILITIES

Accounts payable to broker-dealers and other                      $     37,490
Accrued expenses                                                       504,904

          Total liabilities                                            542,394

                        SHAREHOLDERS' EQUITY

Preference stock,150,000,000 shares authorized,                           -
          none issued or outstanding
Common stock:
     Class A, no par value, 150,000,000 shares authorized,
          8,759,862 shares issued and 8,496,694 shares outstanding   9,562,747
     Treasury stock, at cost
          (263,168 Class A shares)                                    (450,905)
     Deferred compensation                                             (61,304)
Retained earnings                                                       99,271

          Total shareholders' equity                                 9,149,809

          Total liabilities and shareholders' equity           $     9,692,203

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND HILL INVESTMENT GROUP, INC. and SUBSIDIARIES
CONSOLIDATED  STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED MARCH 31, 2001 and 2000
UNAUDITED

                                                         2001           2000
OPERATING REVENUES:
     Management fees and commissions                    306,641        554,480
     Market making gains and losses                      75,054       (225,015)
     Investment banking                                    -            32,982

          Total operating revenues                      381,695        362,447

OPERATING EXPENSES:
     Salaries, benefits and payroll taxes               438,847        249,244
     Brokers' commission                                 33,947        275,495
     Professional fees                                  139,049         75,967
     General and administrative                         246,986        262,197

          Total operating expenses                      858,829        862,903

OPERATING INCOME (LOSS)                                (477,134)      (500,456)

OTHER REVENUE AND EXPENSES:
     Trading gains and losses                           509,242       (233,736)
     Dividend income                                     73,085         67,381
     Interest and other income                            4,998         14,208
     Interest expense                                      (333)       (10,219)

          Total other revenue and expenses              586,992       (162,366)

INCOME (LOSS) BEFORE TAXES                              109,858       (662,822)

INCOME TAX PROVISION (CREDIT)                              -          (318,500)

INCOME (LOSS) BEFORE EQUITY IN NET EARNINGS             109,858       (344,322)
     OF AFFLIATED COMPANY

Equity in net losses of ShareholderOnline, Inc.             -          (77,410)

NET INCOME (LOSS)                                  $    109,858   $   (421,732)

     BASIC EARNINGS (LOSS) PER SHARE               $       0.01   $      (0.05)

     DILUTED EARNINGS (LOSS) PER SHARE             $       0.01   $      (0.05)

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND HILL INVESTMENT GROUP, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS of CHANGES in SHAREHOLDERS' EQUITY
FOR THE QUARTER ENDED MARCH 31, 2001
UNAUDITED

                                  Treasury  Deferred    Retained
                       Class A      Stock  Compensation Earnings      Total
Balance 12/31/00     $9,562,747   ($87,428)  ($73,150)  ($10,587)   $9,391,582

Amortization of
deferred compensation      -          -        11,846       -           11,846

Purchase of
treasury stock                    (363,477)                           (363,477)

Net income                 -          -          -       109,858       109,858

Balance 3/31/01      $9,562,747  ($450,905)  ($61,304)   $99,271    $9,149,809

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND HILL INVESTMENT GROUP, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS of CASH FLOWS
FOR THE QUARTERS ENDED MARCH 31, 2001 and 2000
UNAUDITED
                                                        2001            2000
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                              $    109,858   $    (421,732)
   Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
     operating activities:
     Depreciation and amortization                       8,160          24,045
     Recovery of bad debts in kind                     (14,025)
     Amortization of deferred compensation              11,846            -
     Deferred taxes                                       -           (496,000)
     Equity in undistributed losses of
       ShareholderOnline, Inc.                            -             77,410
     Unrealized (gain) loss                           (860,629)      1,400,004
     (Increase) decrease in certain assets-
       Trading profits, net                            167,600         754,993
       Mortgage participation notes                    223,500            -
       Accounts receivable clients                        -             17,885
       Other accounts receivable                        31,407            -
       Refundable income taxes                           2,937        (257,000)
       Other assets                                     36,239           5,961
     Increase (decrease) in certain liabilities-
       Securities sold not yet purchased                  -            124,543
       Accounts payable to broker-dealers and other     35,792           5,673
       Accrued expenses and other                       77,567         212,033
  Net cash provided by (used in) operating activities (169,748)      1,447,815

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                   (75,193)         (6,066)
  Sale of property                                        -             12,634
  Net cash provided by (used in) investing activities  (75,193)          6,568

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock                          (363,477)           -
  Advances from affiliates                                -              4,254
  Advances to affiliates                               (33,667)         (3,284)
  Net cash provided by (used in) financing activities (397,144)            970

NET INCREASE (DECREASE) IN CASH                       (642,085)      1,455,353

CASH, BEGINNING OF PERIOD                            3,443,228       2,456,527

CASH, END OF PERIOD                             $    2,801,143  $    3,911,880

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid during the period for:
          Interest                                    $    333     $    10,219
          Income taxes                                    -               -

The accompanying notes are an integral part of these consolidated financial statements.


              DIAMOND HILL INVESTMENT GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 2001

(1)  ORGANIZATION AND NATURE OF BUSINESS

Diamond Hill Investment Group, Inc., (the Company) changed its name from The Banc Stock Group, Inc., at the annual shareholders' meeting held on April 26, 2001. The Company is a Florida corporation incorporated in April, 1990. The Company has two subsidiary operating companies.

Diamond Hill Capital Management, Inc., (DHCM), an Ohio corporation, is a wholly-owned subsidiary of the Company and a registered investment adviser. DHCM is the Investment Adviser to the Diamond Hill Focus Fund (symbol DIAMX) and the Diamond Hill Small Cap Fund (symbol DHSCX), mutual funds, and offers advisory accounts to institutional and individual investors.

Banc Stock Financial Services, Inc. (BSFS), an Ohio corporation, is a wholly-owned subsidiary of DHCM and an NASD registered broker-dealer. BSFS is registered with the Securities and Exchange Commission and the securities commissions of thirty states, including Ohio. BSFS trades securities on a fully-disclosed basis and clears customer transactions through an unaffiliated broker-dealer which also maintains the customer accounts. BSFS is also a registered investment adviser and offers advisory accounts to institutional and individual investors. BSFS is the Investment Adviser to The Banc Stock Group Fund (symbol BANCX), a mutual fund.

Effective December 31, 2000, the Company changed its fiscal year-end to December 31 from the last day of February.

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

The following is a summary of the Company's significant accounting policies:

Principles of Consolidation

The accompanying consolidated financial statements include the operations of the Company, DHCM and BSFS. All material intercompany transactions and balances have been eliminated in consolidation.

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

Earnings Per Share

Basic and diluted earnings per common share are computed in
accordance with Statement of Financial Accounting Standards No.
128, "Earnings per Share." A reconciliation of the numerators and denominators used in these calculations is shown below:
                                     For the Quarter Ended March 31, 2001
                                     Income          Shares        Per-Share
                                    (Numerator)   (Denominator)      Amount
Basic Earnings                       $109,858       8,618,112         $ .01
     Effect of Dilutive Securities:
          Assumed exercise of:
               Stock Options                           45,698          (.00)
               Warrants                               307,443          (.00)
Diluted Earnings                     $109,858       8,971,253         $ .01

Stock options and warrants with exercise prices greater than the average market price of the common stock during the quarter were not included in the computation of diluted earnings because their inclusion would have been anti-dilutive.

                                      For the Quarter Ended March 31, 2000
                                      Income         Shares         Per-Share
                                    (Numerator)   (Denominator)       Amount
Basic Earnings                       ($421,732)     8,456,817         ($ .05)

Diluted Earnings                     ($421,732)     8,456,817         ($ .05)

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

(3)  CAPITAL STOCK

Common Stock
Effective December 1, 2000, the Company has only one class of securities, Class A Common Stock.

Treasury Stock
On July 17, 2000, the Company announced a program to repurchase up to 2,000,000 shares of its Class A Common Stock through open market purchases and privately negotiated transactions, if any. During the quarter ended March 31, 2001, the Company purchased 207,818 shares for $363,477.

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

(4) TRADING PORTFOLIO

Mutual fund shares and limited partnership interests at March 31, 2001 were $3,184,453 at market value.

Marketable equity securities at March 31, 2001 consist primarily of bank stocks, at market value, as follows:

       Traded on national securities markets                     $  581,940
       Not traded on national securities
         markets, but with readily ascertainable
         market value                                             1,796,038

               Total marketable equity securities                $2,377,978

As of March 31, 2001, the Company had two individual equity security investment representing 28% and 22% of its marketable equity securities.

Securities not readily marketable include securities for which there is no market on a securities exchange and no independent publicly quoted market. These securities at March 31, 2001 were $256,916 at fair value with a cost of $295,250.


(5)  MARGIN ACCOUNTS PAYABLE TO BROKER-DEALERS

The Company had no margin accounts payable to broker-dealers as of March 31, 2001. Margin accounts bear interest at variable rates which approximate the Broker Call Rate. Margin accounts are secured by the securities held by the respective broker-dealers.

(6)  RELATED PARTY TRANSACTIONS

Operating Expenses

The Company and ShareholderOnline, Inc., an Ohio corporation that has ceased operations, were under common management through April 27, 2000. Certain expenses were paid by the Company and allocated to ShareholderOnline, Inc., based upon predetermined percentages as approved by the officers of the Companies. Operating expenses in the allocation were primarily salaries and benefits. There were no expenses allocated to ShareholderOnline, Inc., for the quarter ended March 31, 2001 but $44,070 was allocated for the quarter ended March 31, 2000.

(7)  INCOME TAXES

The Company files a consolidated Federal income tax return. It is the policy of the Company to allocate the consolidated tax provision to subsidiaries as if each subsidiary's tax liability or benefit were determined on a separate company basis. As part of the consolidated group, subsidiaries transfer to the Company their current Federal tax liability or assets.

The provisions for income taxes for the quarters ended March 31, 2001 and 2000 are composed of the following:
                                        2001                 2000
Current income taxes                      -               $ 177,500
Deferred income taxes                     -                (496,000)
Provision for income taxes                -               $(318,500)

Deferred tax assets and liabilities consist of the following at March 31, 2001 and 2000:

                                                2001                 2000
Deferred tax benefit of NOL carryforward     $ 606,000          $      -
Deferred tax benefit of stock options and
     Warrants compensation                      65,000                 -
Deferred tax benefit (liabilities) on unrealized
     gains on securities owned                (189,000)              25,000
Valuation allowance                           (485,000)             (25,000)
Deferred taxes                               $    -              $     -

(8)  OPERATING LEASES

The Company leases office space and a vehicle under operating leases.  Total lease expenses were approximately $106,000 in the ten months ended December 31,  2000.  The future minimum lease payments under existing leases are as follows:
                                   Amount
                    2001          $129,700
                    2002            73,500
                                  $203,200

(9) EMPLOYEE INCENTIVE PLANS

Incentive Compensation Plan

All full-time executive employees of the Company are eligible to participate in the Diamond Hill Investment Group Incentive Compensation Plan. The Plan provides that a bonus fund will be established in an amount equal to 20% of the pre-tax realized profits of the Company in excess of a 15% pre-tax return on equity. The amount of the bonus fund is calculated each quarter on a cumulative basis. The allocation of the bonus fund is to be made by the President of the Company. The Company did not incur any expense under the Plan for the quarters ended March 31, 2001 or 2000.

Stock Option Plan and Stock Warrants

The Company has a Non-Qualified and Incentive Stock Option Plan which authorizes the grant of options to purchase an aggregate of 2,500,000 shares of the Company's Class A Common Stock. The Plan provides that the Board of Directors, or a committee appointed by the Board, may grant options and otherwise administer the Option Plan. The exercise price of each incentive stock option or non-qualified stock option must be at least 100% of the fair market value of the shares of Class A Common Stock at the date of grant, and no such option may be exercisable for more than 10 years after the date of grant. However, the exercise price of each incentive stock option granted to any shareholder possessing more than 10% of the combined voting power of all classes of capital stock of the Company on the date of grant must not be less than 110% of the fair market value on that date, and no such option may be exercisable more than 5 years after the date of grant.

Effective March 5, 2001, an option to purchase 10,000 shares of Class A Common Stock was issued to a new employee with an exercise price of $1.66 per share. This option vests 20% each year over the next five years. This option is a qualified stock option which has a ten year term.

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

Had compensation cost for all of the Company's  stock-based awards been determined in accordance with FAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:
                                                   Quarter Ended
                                           March 31, 2001    March 31, 2000

Net income (loss)          As reported          $109,858      ($421,732)
                           Pro forma           ($ 92,650)     ($589,689)

Basic earnings per share   As reported          $ 0.01        ($ 0.05)
                           Pro forma           ($ 0.01)       ($ 0.07)

Diluted earnings per share As reported          $ 0.01        ($ 0.05)
                           Pro forma           ($ 0.01)       ($ 0.07)

To make the computations of pro forma results under FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield for all years and expected lives of ten years. For 2001, the average expected volatility was 49%, and the average assumed risk-free interest rate was 5.25%. The options and warrants granted under these plans are not registered and, accordingly, there is no quoted market price.

A summary of the status of the Company's stock option and warrants plans as of March 31, 2001 and 2000 and changes during the quarters is presented below:
                                         Options              Warrants
                                              Exercise              Exercise
                                     Shares    Price       Shares    Price
Outstanding January 1, 2000        1,097,010   $ 5.791     322,000   $ 5.718
Granted                               77,000   $ 2.250      70,000   $ 2.250
Expired unexercised                     (500)  $ 4.500
Forfeited                               (500)  $ 4.500
Outstanding March 31, 2000         1,173,010   $ 5.560     392,000   $ 5.099

Exercisable March 31, 2000           829,356   $ 5.128     392,000   $ 5.099

Outstanding January 1, 2001        1,332,010   $ 4.738   1,402,000   $ 2.579
Granted                               10,000   $ 1.656
Expired unexercised                 (236,000)  $ 4.210
Outstanding March 31, 2001         1,106,010   $ 4.823   1,402,000   $ 2.579

Exercisable March 31, 2001           749,710   $ 5.496     602,000   $ 3.881

Weighted-average fair value
   of options and warrants
   granted during the quarter,
   computed in accordance
   with FAS 123                                $ 1.112

The following table summarizes information about fixed stock options and warrants outstanding at March 31, 2001:
                                     Options                  Warrants
Range of exercise prices                 $14.750                  $14.750
Number outstanding                   201,510                   70,000
Weighted-average remaining
   contractual life in years               7.112                    7.112
Weighted-average exercise price          $14.750                  $14.750
Number exercisable                   165,810                   70,000

Range of exercise prices          $4.375 - $4.500           $4.440- $4.500
Number outstanding                   133,000                   82,000
Weighted-average remaining
   contractual life in years               8.119                    8.115
Weighted-average exercise price           $4.499                   $4.499
Number exercisable                    79,800                   82,000

Range of exercise prices          $1.590 - $2.875           $1.600- $2.875
Number outstanding                   771,500                1,250,000
Weighted-average remaining
   contractual life in years               6.541                    8.548
Weighted-average exercise price           $2.286                   $1.772
Number exercisable                   504,100                  450,000

(10)  REGULATORY REQUIREMENTS

BSFS is subject to the uniform net capital rule of the Securities and Exchange Commission (Rule 15c3-1), which requires that the ratio of "aggregate indebtedness" to "net capital" not exceed 15 to 1 (as those terms are defined by the Rule). BSFS had net capital of $735,496 as of March 31, 2001, which was in excess of its required minimum net capital of $100,000. The ratio of aggregate indebtedness to net capital was 0.1 to 1 as of March 31, 2001. BSFS is also subject to regulations of the District of Columbia and thirty states in which it is registered as a licensed broker-dealer.

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

In the normal course of business, the Company periodically sells securities not yet purchased (short sales) for its own account and writes options. The establishment of short positions and option contracts exposes the Company to off-balance sheet market risks in the event prices change, as the Company may be obligated to cover such positions at a loss. At March 31, 2001, the Company had no short security positions, had not written any option contracts and did not own any options. The Company did not experience any credit losses due to the failure of any counterparties to perform during the quarter ended March 31, 2001. Senior management of the Company is responsible for reviewing trading positions, exposures, profits and losses, trading strategies and hedging strategies on a daily basis.

The Company's significant industry concentration, primarily through the operations of BSFS, which arises within its normal course of business activities, is with financial institutions for bank securities transactions.

(12) SEGMENT INFORMATION

With the change in senior executive management in May of 2000, the Company has shifted its emphasis from its traditional investment related activities at its BSFS subsidiary, to the investment advisory services of its DHCM subsidiary. In conjunction with this change in emphasis, the Company redefined its operating segments effective January 1, 2001. These segments have been designed to aid the operating decision makers in deciding how to allocate resources and in assessing performance. Segment information for prior periods has been restated to conform to the new segments.

Description of the types of services from which each reportable segment derives its revenues

The Company has three reportable segments: Investment Advisory Services, Brokerage Services and Corporate Portfolio. The Investment Advisory Services segment provides investment advisory services to the Diamond Hill Focus Fund, the Diamond Hill Small Cap Fund, and the Banc Stock Group Fund, mutual funds, Diamond Hill Investment Partners, an investment limited partnership, and offers investment advisory services and accounts to institutional and individual investors, specializing in domestic securities. The Brokerage Services segment offers brokerage, investment banking and managed accounts to institutional and individual investors, specializing in regional and community bank stocks. The Corporate Portfolio segment is represented by revenue generating investments unrelated to the other operating segments.

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

Factors management used to identify the enterprises's reportable segments

The Company's reportable segments are primarily defined by legal entities that specialize in different financial products and services. Investment Advisory Services are provided by DHCM. Brokerage Services are provided by BSFS. The Corporate Portfolio segment is managed by the Company. These segments are managed separately because each entity operates in a different regulatory environment.

Financial information for each reportable segment is shown below.
The Company does not operate, or hold assets, in any foreign country. The Company does not have any single customer generating 10% or more of revenue.

Financial information for the quarter ended March 31, 2001

                       Investment
Revenue from external  Advisory    Brokerage  Corporate
customers:             Services    Services   Portfolio    Combined


 Management fees &
 commissions            $138,436      $168,205                   $306,641

 Market making gains
 and (losses)                           75,054                     75,054

Interest revenue               9            76        $1,168        1,253

Interest expense                           333                        333

Depreciation and
amortization               4,090         3,332           738        8,160

Segment operating
income (loss)           (385,792)      (13,002)      (42,906)     (441,700)

Segment assets         3,345,141     1,326,926     5,020,136     9,692,203

Expenditures for
segment assets            29,675        26,411        19,107        75,193

Reconciliation to Consolidated Financial Statements
     Operating income (loss) for reportable segments         ($441,700)
     Other corporate expenses                                  (35,434)
     Operating income (loss)  - Consolidated                  (477,134)
     Other revenue and expenses                                586,992
     Income (Loss) before taxes - Consolidated                $109,858


Financial information for the quarter ended March 31, 2000

                        Investment
Revenue from external    Adviosry      Brokerage   Corporate
customers:               Services      Services    Portfolio   Combined

 Management fees &
 commissions           $100,596      $447,776       $6,108        $554,480

 Market making gains
 and (losses)                        (225,015)                    (225,015)

 Investment banking                    32,982                       32,982

Interest revenue                       13,614           594         14,208

Interest expense                        5,860         4,359         10,219

Depreciation and
amortization              3,831        16,126         3,831         23,788

Segment operating
income (loss)           (81,968)      (69,162)     (349,326)      (500,456)

Segment assets          639,593     5,556,492     6,499,692     12,695,777

Expenditures for
segment assets            1,516         3,033         1,517          6,066

Reconciliation to Consolidated Financial Statements
     Operating income (loss) for reportable segments         ($500,456)
     Other revenue and expenses                               (162,366)
     Income (Loss) before taxes - Consolidated               ($662,822)

ITEM 2:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

General

With the change in executive management in May of 2000, the Company has shifted its emphasis from its traditional investment related activities through its BSFS subsidiary, to the investment advisory services of its DHCM subsidiary. DHCM manages portfolios of stocks representing interests in entities operating in various economic sectors, as opposed to a portfolio of bank stocks only. Staffing and costs associated with this shift and the various marketing initiatives at DHCM are expected to negatively impact the Company through calendar year 2002. Management believes that this process is necessary in order to achieve a critical threshold of assets under management to support operations in the future. However, there can be no assurance that the Company will be able to achieve the critical threshold of assets under management to support future operations.

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

Quarter Ended March 31, 2001, Compared to the Quarter Ended March
31, 2000

Operating revenues for the quarter ended March 31, 2001 increased to $381,695 compared to $362,447 for the quarter ended March 31, 2000, an increase of 5%. This increase results primarily from increases in revenue from market making gains and losses.

The Company generated management fees and commission revenue of $306,641 for the quarter ended March 31, 2001 compared to $554,480 for the quarter ended March 31, 2000, a decrease of 45%. In conjunction with the shift in emphasis to the investment advisory services of DHCM, a program has been initiated to attempt to gather assets under management at the DHCM level. However, there can be no assurance that the Company will be able to achieve the critical threshold of assets under management at DHCM to support future operations.

Revenues from market making gains and losses were gains of $75,054 for the quarter ended March 31, 2001 compared to losses of $225,015 for the quarter ended March 31, 2000, an increase of 133%. These gains result primarily from increases in market values of financial services sector securities. Management is unable to predict how future fluctuations in market values will impact the performance of the Company's market making portfolio.

There is no revenue from investment banking for the quarter ended March 31, 2001 compared to $32,982 for the quarter ended March 31, 2000. Because of weakness in the regional and community banking sector, the Company has not engaged in any investment banking transactions since November 1999. There are no investment banking engagements in progress and none are being pursued.

Operating expenses for the quarter ended March 31, 2001, decreased to $858,829 compared to $862,903 for the quarter ended March 31, 2000, a decrease of less than 1%. Salaries, benefits, and payroll taxes increased to $438,847 for the quarter ended March 31, 2001 compared to $249,244 for the quarter ended March 31, 2000, an increase of 76%. This increase reflects personnel hired to position DHCM for the anticipated growth of assets under its management. Brokers' commission expenses decreased to $33,947 for the quarter ended March 31, 2001 compared to $275,495 for the quarter ended March 31, 2000, a decrease of 88%. In conjunction with the Company's shift in emphasis from its traditional investment related activities through BSFS, to the investment advisory services of DHCM, the Company arranged for its retail broker representatives to be employed by an unaffiliated broker-dealer. This transaction was completed in early December 2000, primarily causing the reduction of brokers' commission expense. Professional fees increased to $139,049 for the quarter ended March
31, 2001 compared to $75,967 for the quarter ended March 31, 2000, an increase of 83%. This increase results primarily from expenses related to DHCM creating and sponsoring two mutual funds, the Diamond Hill Focus Fund (symbol DIAMX) and the Diamond Hill Small
Cap Fund (symbol DHSCX). General and administrative expenses decreased to $246,986 for the quarter ended March 31, 2001 compared to $262,197 for the quarter ended March 31, 2000, a decrease of 6%. This decrease results primarily from reductions of investment banking expenses, goodwill amortization and travel costs.

Other revenue and expenses for the quarter ended March 31, 2001 increased to $586,992 compared to losses of $162,366 for the quarter ended March 31, 2000, an increase of 462%. This increase results primarily from increases in revenue from trading gains and losses. Revenues from trading gains and losses were gains of $509,242 for the quarter ended March 31, 2001 compared to losses of $233,736 for the quarter ended March 31, 2000, an increase of 318%. These trading gains result primarily from increases in market values of financial services sector securities. Management is unable to predict how future fluctuations in market values will impact the performance of the Company's trading portfolios.

Because of the change in the executive management of the Company, the business philosophies and strategies are changing. As the Company is repositioned to support strategies emphasizing advisory services, certain fee reductions will take place to reflect these changes. Management expects this process to negatively impact operating results over the remainder of this year and it is most likely that the Company will not be profitable in 2002. Management believes this process will enable the Company to achieve a critical threshold of assets under management at the DHCM level to support successful operations in the future.

Liquidity and Capital Resources

Approximately 35% of the value of the Company's trading portfolio is comprised of small capitalization stocks which are thinly traded and there can be no assurance that active markets will develop.
The failure of such markets to develop could negatively affect the Company's operations and financial condition. Approximately 65% of the Company's trading portfolio is readily marketable. Investments in securities traded on national securities markets and securities not traded on national securities markets, but with readily ascertainable market values are valued at market value. Other securities for which market quotations are not readily available, due to infrequency of transactions, are valued at fair value as determined in good faith by management of the Company. While management employs objective criteria to ascertain these values, there is no independent benchmark by which the values assigned by management can be judged.

As of March 31, 2001, the Company had working capital of approximately $8,770,000. Working capital includes cash, securities owned and accounts and notes receivable, net of all liabilities. The Company has no long term debt.

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

In the normal course of business, the Company periodically sells securities not yet purchased (short sales) for its own account and writes options. The establishment of short positions and option contracts exposes the Company to off-balance sheet market risks in the event prices change, as the Company may be obligated to cover such positions at a loss. At March 31, 2001, the Company had no short security positions, had not written any option contracts and did not own any options. The Company did not experience any credit losses due to the failure of any counterparties to perform during the quarter ended March 31, 2001. Senior management of the Company is responsible for reviewing trading positions, exposures, profits and losses, trading strategies and hedging strategies on a daily basis.

The Company's significant industry concentration, primarily through the operations of BSFS, which arises within its normal course of business activities, is with financial institutions for bank securities transactions.

The net cash balance decreased $642,085 during the quarter ended
March 31, 2001. Net cash used by operating activities was $169,748. Unrealized gains on the trading portfolio caused cash receipts to be less than would otherwise be expected.

Investing activities used $75,193 of cash during the quarter ended March 31, 2001, primarily for the purchase of computer equipment.

Financing activities used $397,144 of cash during the quarter ended March 31, 2001, primarily to purchase Company stock under a stock buy-back program.

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

Impact of Inflation and Other Factors

The Company's operations have not been significantly affected by inflation. The Company's management fees are dependent on the amount of assets under management and the negotiation of rates within a very competitive environment. The amount of assets under management is primarily influenced by investment performance, customer service and the success of marketing efforts. The Company's trading portfolios of equity securities, primarily in the community banking sector, are carried at current market values. Therefore, the Company's profitability is affected by general economic and market conditions, including volatility in the banking sector, the volume of securities trading and fluctuations in interest rates.

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

       DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                             PART II
                        OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of
        Security Holders -

The Annual Meeting of Shareholders was held April 26, 2001.  The
Shareholders voted on the following issues:

     a.   Election of Directors.

          The following individuals were elected to serve on the board until the Annual Meeting of Shareholders in 2004:

     Name of Director         Votes for           Votes withheld
     David R. Meuse           8,266,334             65,623
     John Rettig              8,161,834            170,123

          The following individual was elected to serve on the board until the Annual Meeting of Shareholders in 2002:

     Name of Director         Votes for           Votes withheld
     Roderick H. Dillon, Jr   8,239,434             92,523

          The following Directors continue to serve on the board:

     Larry A. Beres; Roger D. Blackwell; Richard Desich; James G.
     Mathias; David  R. Meuse; and John Rettig.

     b. Adoption of an amendment to Article I of the Amended Articles of Incorporation of The Banc Stock Group, Inc., to change its name to Diamond Hill Investment Group, Inc. This issue was approved with 8,078,946 votes for, 150,215 votes against and 102,796 abstained.

     c. Ratification of PricewaterhouseCoopers LLP to serve as independent auditors for the ten months ended December
          31, 2000. This issue was approved with 8,268,102 votes for, 4,235 votes against and 59,620 abstained.

Item 6.  Exhibits and Reports on Form 8-K

       a)   10.01   Banc Stock Financial Services, Inc. Sub-Advisory
                    Agreement with Diamond Hill Capital Management, Inc.

       b)  No reports on Form 8-K were filed during the quarter for which this report is filed.

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              DIAMOND HILL INVESTMENT GROUP, INC.
                           (Registrant)

Date     May 14, 2001                   /S/ Roderick H. Dillon, Jr.
                                        Roderick H. Dillon, Jr.
                                        President, and Chief Executive Officer

Date     May 14, 2001                   /S/ Jeffrey C. Barton
                                        Jeffrey C. Barton
                                        Chief Financial Officer
                                        (chief financial and chief
                                        accounting officer)