Form 10QSB
period 2001-06-30
DIAMOND HILL INVESTMENT GROUP INC
filed 2001-08-14
CIK 909108

                     U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                   FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the quarterly period ended                        JUNE 30, 2001
                                       ----------------------------------------

         Commission file number                        000-24498
                               ------------------------------------------------

                       DIAMOND HILL INVESTMENT GROUP, INC.
                         fka, THE BANC STOCK GROUP, INC.
                       -----------------------------------

        (Exact name of small business issuer as specified in its charter)

               FLORIDA                                   65-0190407
--------------------------------------------------------------------------------
     (State of incorporation)                (IRS Employer Identification No.)

                     1105 SCHROCK ROAD, COLUMBUS, OHIO 43229
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (614) 848-5100
-------------------------------------------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No
   --------    --------

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 31, 2001:
         CLASS                                                NUMBER OF SHARES
         -----                                                ----------------
Class A shares, No Par Value                                      7,849,574

            Transitional Small Business Disclosure Format (Check one)

                Yes     X                     No
                     -------                     -------

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----


                                                                                PAGE
                                                                                ----

Part I Financial Information:

         Item 1.       Consolidated Financial Statements                            3-7

                       Notes to Consolidated Financial Statements                  8-19

         Item 2.       Management's Discussion and Analysis of
                       Financial Condition and Results of Operations              20-25

Part II Other Information:

         Item 6.                                                                     26

Signatures                                                                           27



              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying consolidated financial statements of Diamond Hill Investment Group, Inc., (the "Company") formerly known as, The Banc Stock Group, Inc., are unaudited but, in the opinion of management, reflect all adjustments (which include only normal recurring accruals) necessary to present fairly such information for the periods and at the dates indicated and to make the consolidated financial statements not misleading. The results of operations for the six months ended June 30, 2001, may not be indicative of the results of operations for the year ending December 31, 2001. Since the accompanying consolidated financial statements have been prepared in accordance with Item 310 of Regulation S-B, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Annual Report.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                               AS OF JUNE 30, 2001

                                    UNAUDITED

                                     ASSETS

Cash                                                                                                     $ 2,256,477
Investment portfolio:
          Mutual fund shares and limited partnership interests                                             3,854,330
          Marketable equity securities, at market value                                                    1,303,820
          Not readily marketable equity securities, at estimated fair value                                  369,149
Accounts receivable:
          Affiliates                                                                                          51,364
          Pending settlements and other                                                                      150,187
          Refundable income taxes                                                                            414,251
Property and equipment, net of accumulated depreciation of $297,028                                          248,111
Deposits and other                                                                                           147,973
                                                                                                         -----------

                 Total assets                                                                            $ 8,795,662
                                                                                                         ===========

                                                    LIABILITIES

Secuities sold not yet purchased                                                                            $ 13,974
Accrued expenses                                                                                             449,392
                                                                                                         -----------

                 Total liabilities                                                                           463,366
                                                                                                         -----------

                                                SHAREHOLDERS' EQUITY

Preference stock,150,000,000 shares authorized,                                                                    -
                 none issued or outstanding
Common stock:
          Class A, no par value, 150,000,000 shares authorized,
                 8,759,862 shares issued and 8,029,074 shares outstanding                                  9,562,747
          Treasury stock, at cost
                 (730,788 Class A shares)                                                                 (1,105,577)
          Deferred compensation                                                                              (50,217)
Retained earnings                                                                                            (74,657)
                                                                                                         -----------

                 Total shareholders' equity                                                                8,332,296
                                                                                                         -----------

                 Total liabilities and shareholders' equity                                              $ 8,795,662
                                                                                                         ===========

   The accompanying notes are an integral part of these consolidated financial statements.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2001 AND 2000

                                    UNAUDITED


                                                                                       6 MONTHS ENDED
                                                                                       --------------
                                                                            JUNE 2001               JUNE 2000
                                                                       --------------------    --------------------

OPERATING REVENUES:
     Management fees and commissions                             $                 583,378 $               923,692
     Market making gains and losses                                                 91,977                (195,785)
     Investment banking                                                                  -                 32,982
                                                                       --------------------    --------------------

         Total operating revenues                                                  675,355                 760,889
                                                                       --------------------    --------------------

OPERATING EXPENSES:
     Salaries, benefits and payroll taxes                                          902,137                 648,489
     Brokers' commission                                                            43,508                 455,819
     Professional fees                                                             333,982                 175,964
     General and administrative                                                    532,770                 580,834
                                                                       --------------------    --------------------

         Total operating expenses                                                1,812,397               1,861,106
                                                                       --------------------    --------------------

OPERATING LOSS                                                                  (1,137,042)             (1,100,217)
                                                                       --------------------    --------------------

OTHER REVENUE AND EXPENSES:
     Investment gains and losses                                                   950,414                (756,419)
     Dividend income                                                               117,166                 147,300
     Interest and other income                                                       5,799                  27,790
     Write off of goodwill of liquidated subsidiary                                      -                (309,745)
     Interest expense                                                                 (407)                (10,269)
                                                                       --------------------    --------------------

         Total other revenue and expenses                                        1,072,972                (901,343)
                                                                       --------------------    --------------------

LOSS BEFORE TAXES                                                                  (64,070)             (2,001,560)

     Income tax provision (credit)                                                       -                (346,500)
                                                                       --------------------    --------------------

     Loss before equity in net earnings of                                         (64,070)             (1,655,060)
         affliated company

     Equity in net losses of ShareholderOnline, Inc.                                     -                (138,090)
                                                                       --------------------    --------------------

NET LOSS                                                             $             (64,070)  $          (1,793,150)
                                                                       ====================    ====================




     BASIC EARNINGS (LOSS) PER SHARE                                 $               (0.01)  $               (0.21)
                                                                       ====================    ====================

     DILUTED EARNINGS (LOSS) PER SHARE                               $               (0.01)  $               (0.21)
                                                                       ====================    ====================






                                                                               3 MONTHS ENDED
                                                                               --------------
                                                                     JUNE 2001               JUNE 2000
                                                                --------------------    --------------------

OPERATING REVENUES:
     Management fees and commissions                           $            276,737    $            369,212
     Market making gains and losses                                          16,923                  29,230
     Investment banking                                                           -
                                                                --------------------    --------------------

         Total operating revenues                                           293,660                 398,442
                                                                --------------------    --------------------

OPERATING EXPENSES:
     Salaries, benefits and payroll taxes                                   463,290                 399,245
     Brokers' commission                                                      9,561                 180,324
     Professional fees                                                      194,933                  99,997
     General and administrative                                             285,784                 318,637
                                                                --------------------    --------------------

         Total operating expenses                                           953,568                 998,203
                                                                --------------------    --------------------

OPERATING LOSS                                                             (659,908)               (599,761)
                                                                --------------------    --------------------

OTHER REVENUE AND EXPENSES:
     Investment gains and losses                                            441,172                (522,683)
     Dividend income                                                         44,081                  79,919
     Interest and other income                                                  801                  13,582
     Write off of goodwill of liquidated subsidiary                               -                (309,745)
     Interest expense                                                           (74)                    (50)
                                                                --------------------    --------------------

         Total other revenue and expenses                                   485,980                (738,977)
                                                                --------------------    --------------------

LOSS BEFORE TAXES                                                          (173,928)             (1,338,738)

     Income tax provision (credit)                                                -                 (28,000)
                                                                --------------------    --------------------

     Loss before equity in net earnings of                                 (173,928)             (1,310,738)
         affliated company

     Equity in net losses of ShareholderOnline, Inc.                              -                 (60,680)
                                                                --------------------    --------------------

NET LOSS                                                       $           (173,928)   $         (1,371,418)
                                                                ====================    ====================




     BASIC EARNINGS (LOSS) PER SHARE                           $              (0.02)   $              (0.16)
                                                                ====================    ====================

     DILUTED EARNINGS (LOSS) PER SHARE                         $              (0.02)   $              (0.16)
                                                                ====================    ====================






   The accompanying notes are an integral part of these consolidated financial statements.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                    UNAUDITED





                                                                                       Treasury               Deferred
                                                                 Class A                 Stock              Compensation
                                                           ---------------------  --------------------  ---------------------

Balance at December 31, 2000                                        $ 9,562,747             $ (87,428)             $ (73,150)

Amortization of deferred compensation                                         -                     -                 22,933

Purchase of treasury stock                                                    -            (1,018,149)                     -

Sale of treasury stock                                                        -                     -                      -

Net loss                                                                      -                     -                      -

                                                           ---------------------  --------------------  ---------------------
Balance at June 30, 2001                                            $ 9,562,747          $ (1,105,577)             $ (50,217)
                                                           =====================  ====================  =====================





                                                                Retained
                                                                Earnings                Total
                                                           --------------------  ---------------------

Balance at December 31, 2000                                         $ (10,587)           $ 9,391,582

Amortization of deferred compensation                                        -                 22,933

Purchase of treasury stock                                                   -             (1,018,149)

Sale of treasury stock                                                       -                      -

Net loss                                                               (64,070)               (64,070)

                                                           --------------------  ---------------------
Balance at June 30, 2001                                             $ (74,657)           $ 8,332,296
                                                           ====================  =====================





























         The accompanying notes are an integral part of these consolidated financial statements.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS MONTHS ENDED JUNE 30, 2001 AND 2000

                                    UNAUDITED

                                                                                                2001           2000
                                                                                            -----------    -----------

             CASH FLOWS FROM OPERATING ACTIVITIES:
                   Net loss                                                                    $(64,070)   $(1,793,150)
                   Adjustments to reconcile net loss
                         to net cash provided by (used in) operating activities:
                         Depreciation and amortization                                           29,643         44,773
                         Write off of goodwill of liquidated subsidiary                            --          309,745
                         Recovery of bad debts in kind                                          (14,025)          --
                         Stock options and warrants compensation expense                           --           68,500
                         Amortization of deferred compensation                                   22,933          2,601
                         Deferred taxes                                                            --         (496,000)
                         Equity in undistributed losses of ShareholderOnline, Inc.                 --          138,090
                         Unrealized (gain) loss                                              (1,042,391)     1,179,841
                                                                                            -----------    -----------
                         (Increase) decrease in certain assets-
                               Investment portfolio                                             641,410      5,091,137
                               Mortgage participation notes                                     223,500
                               Accounts receivable clients                                         --           93,054
                               Other accounts receivable                                          7,824           --
                               Refundable income taxes                                           96,966        (57,000)
                               Other assets                                                      40,150         19,081
                         Increase (decrease) in certain liabilities-
                               Securities sold not yet purchased                                 13,974        812,417
                               Accounts payable to broker-dealers and other                      (1,698)        66,498
                               Accrued expenses and other                                        22,055         (5,942)
                                                                                            -----------    -----------
                                      Net cash provided by (used in) operating activities       (23,729)     5,473,645
                                                                                            -----------    -----------
             CASH FLOWS FROM INVESTING ACTIVITIES:
                   Purchase of property and equipment                                          (117,044)       (13,870)
                   Sale of property                                                                --           23,618
                                                                                            -----------    -----------
                                      Net cash provided by (used in) investing activities      (117,044)         9,748
                                                                                            -----------    -----------

             CASH FLOWS FROM FINANCING ACTIVITIES:
                   Purchase of treasury stock                                                (1,018,149)          --
                   Advances from affiliates                                                        --            5,870
                   Advances to affiliates                                                       (27,829)          --
                                                                                            -----------    -----------
                                      Net cash provided by (used in) financing activities    (1,045,978)         5,870
                                                                                            -----------    -----------

             NET INCREASE (DECREASE) IN CASH                                                 (1,186,751)     5,489,263

             CASH, BEGINNING OF PERIOD                                                        3,443,228      2,456,527
                                                                                            -----------    -----------

             CASH, END OF PERIOD                                                             $2,256,477     $7,945,790
                                                                                            ===========    ===========

             SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                   Cash paid during the period for:
                         Interest                                                                  $406        $10,269
                         Income taxes                                                              --             --



         The accompanying notes are an integral part of these consolidated financial statements.

                       DIAMOND HILL INVESTMENT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

(1)  ORGANIZATION AND NATURE OF BUSINESS

Diamond Hill Investment Group, Inc., changed its name from The Banc Stock Group, Inc., at the annual shareholders' meeting held on April 26, 2001. The Company is a Florida corporation incorporated in April 1990. The Company has two subsidiary operating companies.

Diamond Hill Capital Management, Inc., (DHCM), an Ohio corporation, is a wholly-owned subsidiary of the Company and a registered investment adviser. DHCM is the Investment Adviser to the Diamond Hill Focus Fund (symbol DIAMX), the Diamond Hill Small Cap Fund (symbol DHSCX), the Diamond Hill Large Cap Fund (symbol DHLCX), and the Diamond Hill Investment Partners, L.P. and offers advisory accounts to institutional and individual investors.

Diamond Hill Securities, Inc. (DHS) changed its name from Banc Stock Financial Services, Inc. effective May 5, 2001. DHS is an Ohio corporation, and a wholly-owned subsidiary of DHCM and an NASD registered broker-dealer. DHS is registered with the Securities and Exchange Commission and the securities commissions of thirty states, including Ohio. DHS trades securities on a fully-disclosed basis and clears customer transactions through an unaffiliated broker-dealer, which also maintains the customer accounts. DHS is also a registered investment adviser and offers advisory accounts to institutional and individual investors. DHS is the Investment Adviser to The Banc Stock Group Fund (symbol BANCX).

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

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year financial statement periods and presentation.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the operations of the Company, DHCM and DHS. All material intercompany transactions and balances have been eliminated in consolidation.

CASH

The Company has defined cash as demand deposits and money market accounts.

VALUATION OF INVESTMENT PORTFOLIO

Substantially all of the Company's investment portfolio is managed by DHCM or DHS, and is comprised of partnerships and investment companies which hold securities with readily ascertainable market values. Securities and related options traded on national securities markets and securities not traded on national securities markets, but with readily ascertainable market values, are valued at market value. Other securities for which market quotations are not readily available, due to infrequency of transactions, are valued at fair value as determined in good faith by the management of the Company. Realized and unrealized gains and losses are included in trading profits.

PROPERTY AND EQUIPMENT

Property and equipment is carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over estimated lives of five to seven years.

REVENUES

Securities transactions and commissions are accounted for on the trade date basis. Management fees for advisory services are paid quarterly and recognized on a pro rata basis over the period(s) funds are managed. Dividend income is recorded on the ex-dividend date and interest income is accrued as earned. Realized gains and losses from sales of securities are determined utilizing the first-in, first-out method (FIFO). Investment banking revenue is recorded upon completion of the underwriting.

EARNINGS PER SHARE

Basic and diluted earnings per common share are computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." A reconciliation of the numerators and denominators used in these calculations is shown below:


                                                              FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                                              --------------------------------------
                                                           Income/(Loss)       Shares        Per-share
                                                            (Numerator)     (Denominator)     Amount
                                                            -----------     -------------     ------

          Basic Earnings                                  $(64,070)           8,409,985      $(0.01)
          Diluted Earnings                                $(64,070)           8,409,985      $(0.01)



                                                               FOR THE QUARTER ENDED JUNE 30, 2001
                                                               -----------------------------------
                                                           Income/(Loss)       Shares        Per-share
                                                            (Numerator)     (Denominator)     Amount
                                                            -----------     -------------     ------
          Basic Earnings                                  $(173,928)          8,204,146      $(0.02)
          Diluted Earnings                                $(173,928)          8,204,146      $(0.02)


                                                              FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                                              --------------------------------------
                                                           Income/(Loss)       Shares        Per-share
                                                            (Numerator)     (Denominator)     Amount
                                                            -----------     -------------     ------
          Basic Earnings                                   $(1,793,150)      $8,456,817      $(0.21)
          Diluted Earnings                                 $(1,793,150)      $8,514,142      $(0.21)



                                                               FOR THE QUARTER ENDED JUNE 30, 2000
                                                               -----------------------------------
                                                           Income/(Loss)       Shares        Per-share
                                                            (Numerator)     (Denominator)     Amount
                                                            -----------     -------------     ------
          Basic Earnings                                   $(1,371,418)       $8,456,817     $(0.16)
          Diluted Earnings                                 $(1,371,418)       $8,506,865     $(0.16)


FAIR VALUE OF FINANCIAL INSTRUMENTS

Substantially all of the Company's financial instruments are carried at fair value or amounts approximating fair value. Assets, including accounts receivable, notes and interest receivable and securities owned are carried at amounts which approximate fair value. Similarly, liabilities, including accounts payable and accrued expenses are carried at amounts approximating fair value.

(3)  CAPITAL STOCK

COMMON STOCK
Effective December 1, 2000, the Company has only one class of securities, Class A Common Stock.

TREASURY STOCK
On July 17, 2000, the Company announced a program to repurchase up to 2,000,000 shares of its Class A Common Stock through open market purchases and privately negotiated transactions, if any. During the quarter ended June 30, 2001, the Company purchased 467,620 shares for $654,672.

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

(4)  INVESTMENT PORTFOLIO

Investment portfolio balances of as June 30, 2001, are comprised of the following:


                                                                                              UNREALIZED
                                                                                              ----------
                                                            MARKET         COST          GAINS         LOSSES
Mutual fund shares and limited partnership interests     $3,854,330       $3,562,338   $291,992    $        -
Marketable Equity Securities                              1,303,820          969,043    436,349     (101,572)
Not Readily Marketable Equity securities                    369,149          407,750     14,250      (52,851)
                                                         ----------       ----------   --------    ---------
Total                                                    $5,527,299       $4,939,131   $742,591    $(154,423)
                                                         ==========       ==========   ========    =========


Marketable equity securities at June 30, 2001, consist primarily of bank stocks, at market value, as follows:


         Traded on National Securities Markets                                                   $   548,300
         Not traded on National Securities Markets, but with
                  readily ascertainable market value                                                 755,520
                                                                                                 -----------
                           Total Marketable Equity Securities                                    $ 1,303,820
                                                                                                 ===========


As of June 30, 2001, the Company had three individual equity security investments representing 36%, 14% and 12% of its marketable equity securities.


(5)  RELATED PARTY TRANSACTIONS

OPERATING EXPENSES

The Company and ShareholderOnline, Inc., an Ohio corporation that has ceased operations, were under common management through April 27, 2000. Certain expenses were paid by the Company and allocated to ShareholderOnline, Inc., based upon predetermined percentages as approved by the officers of the Companies. Operating expenses in the allocation were primarily salaries and benefits. There were no expenses allocated to ShareholderOnline, Inc., for the quarter ended June 30, 2001, but $34,222 was allocated for the quarter ended June 30, 2000.

(6)  INCOME TAXES

The Company files a consolidated Federal income tax return. It is the policy of the Company to allocate the consolidated tax provision to subsidiaries as if each subsidiary's tax liability or benefit were determined on a separate company basis. As part of the consolidated group, subsidiaries transfer to the Company their current Federal tax liability or assets.
The provisions for income taxes for the six months ended June 30, 2001, and 2000 are composed of the following:

                                          2001                2000
                                      -----------          ---------

         Current income taxes         $      --            $(482,000)
         Deferred income taxes               --               135,500
                                      -----------          ----------

         Provision for income taxes   $      --            $(346,500)
                                      ===========          ==========

Deferred tax assets and liabilities consist of the following at June 30, 2001, and 2000:


                                                                     2001         2000
                                                                  ---------    ---------

Deferred tax benefit of NOL carryforward                           $603,000     $386,000
Deferred tax benefit of stock options and Warrants compensation      72,000       59,000
Deferred tax benefit (liabilities) on unrealized gains on
securities owned                                                   (219,000)     (71,000)
Valuation allowance                                                (456,000)    (374,000)
                                                                  ---------    ---------

Deferred taxes                                                    $    --      $    --
                                                                  =========    =========


(7)  EMPLOYEE INCENTIVE PLANS

INCENTIVE COMPENSATION PLAN

All full-time executive employees of the Company are eligible to participate in the Diamond Hill Investment Group Incentive Compensation Plan. The Plan provides that a bonus fund will be established in an amount equal to 20% of the pre-tax realized profits of the Company in excess of a 15% pre-tax return on equity. The amount of the bonus fund is calculated each quarter on a cumulative basis. The allocation of the bonus fund is to be made by the President of the Company. The Company did not incur any expense under the Plan for the quarters ended June 30, 2001 or 2000.

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

Effective April 2, 2001, an option to purchase 50,000 shares of Class A Common Stock was issued to a new employee with an exercise price of $1.132 per share. This option vests 20% each year over the next five years. This option is a qualified stock option which has a ten year term.

The Company applies Accounting Principles Board Opinion 25 and related Interpretations (APB 25) in accounting for stock options and warrants issued to employees and Directors. Accordingly, compensation cost is recognized based on the intrinsic value of the stock options or warrants.

Because stock options and warrants issued to independent contractor representatives and consultants, do not fall within the scope of APB 25, compensation expense is recorded for these instruments based on the fair value method, as computed in accordance with Statement of Financial Accounting Standards No. 123 (FAS 123). Had compensation cost for all of the Company's stock-based awards been determined in accordance with FAS 123, the Company's net income, earnings per share would have been reduced to the pro forma amounts indicated below:


                                                                  Six Months Ended
                                                                  ----------------
                                                             June 30, 2001   June 30, 2000
                                                             -------------   -------------

Net losses                                  As reported        $ (64,070)    $(1,793,150)
                                            Pro forma          $(352,512)    $(2,179,565)

Basic earnings per share                    As reported        $   (0.01)    $     (0.21)
                                            Pro forma          $   (0.05)    $     (0.26)

Diluted earnings per share                  As reported        $   (0.01)    $     (0.21)
                                            Pro forma          $   (0.05)    $     (0.26)


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

A summary of the status of the Company's stock option and warrant plans as of June 30, 2001, and 2000 and changes during the six months is presented below:


                                                          Options                               Warrants
                                             ----------------------------------    ----------------------------------
                                                                  Exercise                              Exercise
                                                 Shares            Price               Shares            Price
                                               ---------           ------             ---------         ------

Outstanding January 1, 2000                    1,097,010           $5.791              322,000         $5.718
Granted                                           77,000            2.250            1,080,000          1.644
Expired unexercised                               (1,200)           4.500                -                -
Forfeited                                           (800)           4.500               (3,000)         4.750
                                               ---------           ------             ---------         ------
Outstanding June 30, 2000                      1,172,010           $5.561            1,399,000         $2.575
                                               =========           ======             =========         ======


Exercisable June 30, 2000                        828,656           $5.128              599,000         $3.876
                                               =========                              =========


Outstanding January 1, 2001                    1,332,010           $4.738            1,402,000         $2.579
Granted                                           60,000            1.685                -                -
Expired unexercised                             (249,000)           4.500                -                -
Forfeited                                         (7,000)           8.571                -                -
                                               ---------           ------             ---------         ------
Outstanding June 30, 2001                      1,136,010           $4.605            1,402,000         $2.579
                                               =========           ======             =========         ======


Exercisable June 30, 2001                        760,060           $5.539              802,000         $3.312
                                               =========                              =========


Weighted-average fair value
of options and warrants granted
during the quarter, computed in
accordance with FAS 123                                            $1.128


The following table summarizes information about fixed stock options and warrants outstanding at June 30, 2001:


                                                 Options                              Warrants
                                             ----------------                      ----------------

Range of exercise prices                         $14.750                               $14.750
Number outstanding                               191,510                                70,000
Weighted-average remaining
contractual life in years                          6.863                                 6.863
Weighted-average exercise price                  $14.750                               $14.750
Number exercisable                               169,710                                70,000



Range of exercise prices                   $4.375 - $4.500                         $4.440 - $4.500
Number outstanding                               125,500                                82,000
Weighted-average remaining
contractual life in years                          7.870                                 7.865
Weighted-average exercise price                  $ 4.499                               $ 4.499
Number exercisable                                87,750                                82,000


Range of exercise prices                   $1.590 - $2.875                         $1.600 - $2.875
Number outstanding                               819,000                             1,250,000
Weighted-average remaining
contractual life in years                          6.499                                 8.298
Weighted-average exercise price               $    2.250                               $ 1.772
Number exercisable                               502,600                               650,000


(8)  REGULATORY REQUIREMENTS

DHS is subject to the uniform net capital rule of the Securities and Exchange Commission (Rule 15c3-1), which requires that the ratio of "aggregate indebtedness" to "net capital" not exceed 15 to 1 (as those terms are defined by the Rule). DHS had net capital of $896,945 as of June 30, 2001, which was in excess of its required minimum net capital of $100,000. The ratio of aggregate indebtedness to net capital was 0.08 to 1 as of June 30, 2001. DHS is also subject to regulations of the District of Columbia and thirty states in which it is registered as a licensed broker-dealer.

DHCM and DHS are Registered Investment Advisers and subject to regulation by the SEC pursuant to the Investment Advisors Act of 1940.

(9)  CONCENTRATIONS OF CREDIT RISK AND FINANCIAL INSTRUMENTS WITH
     OFF-BALANCE SHEET RISK

DHS, under a correspondent agreement with its clearing broker, has agreed to indemnify the clearing broker from damages or losses resulting from customer transactions. The Company is, therefore, exposed to off-balance sheet risk of loss in the event that customers are unable to fulfill contractual obligations. The Company manages this risk by requiring customers to have sufficient cash in their account before a buy order is executed and to have the subject securities in their account before a sell order is executed. The Company has not incurred any losses from customers unable to fulfill contractual obligations.

DHS previously provided investment management services to an agency of the State of Ohio. In conjunction with these services DHS agreed to indemnify the agency against losses resulting from violations of the investment management agreement entered into with the agency or violations of fiduciary duties under applicable law.

In the normal course of business, DHS is a market maker for a limited number of stocks, and quotes bid and ask prices for those stocks. In the event of sudden price movements, DHS may be required to honor a quote at an undesirable price. DHS controls this risk by monitoring markets closely and updating quotes as required and generally limits its quotes to 100 or 200 shares of a given security.

In the normal course of business, the Company periodically sells securities not yet purchased (short sales) for its own account and writes options. The establishment of short positions and option contracts exposes the Company to off-balance sheet market risks in the event prices change, as the Company may be obligated to cover such positions at a loss. At June 30, 2001, the Company had one short security position, had not written any option contracts and did not own any options. The Company did not experience any credit losses due to the failure of any counterparties to perform during the quarter ended June 30, 2001. Senior management of the Company is responsible for reviewing trading positions, exposures, profits and losses, trading strategies and hedging strategies on a daily basis.

The Company's significant industry concentration, primarily through the operations of DHS, which arises within its normal course of business activities, is with financial institutions for bank securities transactions.

(10) SEGMENT INFORMATION

With the change in senior executive management in May of 2000, the Company has shifted its emphasis from its traditional investment related activities at its DHS subsidiary, to the investment advisory services of its DHCM subsidiary. In conjunction with this change in emphasis, the Company redefined its operating segments effective January 1, 2001. These segments have been designed to aid the operating decision makers in deciding how to allocate resources and in assessing performance. Segment information for prior periods has been restated to conform to the new segments.

DESCRIPTION OF THE TYPES OF SERVICES FROM WHICH EACH REPORTABLE SEGMENT DERIVES ITS REVENUES

The Company has three reportable segments: Investment Advisory Services, Brokerage Services and Corporate Portfolio. The Investment Advisory Services segment provides investment advisory services to the Diamond Hill Focus Fund, the Diamond Hill Small Cap Fund, and the Banc Stock Group Fund, mutual funds, Diamond Hill Investment Partners, L.P., an investment limited partnership, and offers investment advisory services and accounts to institutional and individual investors, specializing in domestic securities. The Brokerage Services segment offers brokerage, investment banking and managed accounts to institutional and individual investors, specializing in regional and community bank stocks. The Corporate Portfolio segment is represented by revenue generating investments unrelated to the other operating segments.

MEASUREMENT OF SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes. The Company focuses its attention on providing services to external customers.

FACTORS MANAGEMENT USED TO IDENTIFY THE ENTERPRISE'S REPORTABLE SEGMENTS

The Company's reportable segments are primarily defined by legal entities that specialize in different financial products and services. Investment Advisory Services are provided by DHCM. Brokerage Services are provided by DHS. The Corporate Portfolio segment is managed by the Company. These segments are managed separately because each entity operates in a different regulatory environment.

Financial information for each reportable segment is shown below. The Company does not operate, or hold assets, in any foreign country. The Company had a single account with the State of Ohio which represents 15% and 18% of revenues for the six months and quarter ended June 30, 2001, and 9% for each of the six months and quarter ended June 30, 2000.

FINANCIAL INFORMATION FOR THE SIX MONTHS ENDED JUNE 30, 2001


                                                           Investment
                                                            Advisory     Brokerage     Corporate
                                                            Services      Services     Portfolio     Combined
                                                            --------      --------     ---------     --------

Revenue from external customers:
          Management fees & commissions                   $ 328,059     $ 2583,378      $     --   $    55,319
          Market making gains and (losses)                       --         91,977            --        91,977

Interest revenue                                                 15            869         1,168         2,052
Interest expense                                                 --            407            --           407
Depreciation and amortization                                17,603          9,488         2,552        29,643
Segment operating income (loss)                            (831,012)      (121,021)     (120,448)   (1,072,481)
Segment assets                                            4,444,825      1,288,261     3,062,576     8,795,662
Expenditures for segment assets                              42,579         28,995        45,470       117,044

Reconciliation to Consolidated Financial Statements
          Operating income (loss) for reportable segments                                          $(1,072,481)
          Other corporate expenses                                                                     (64,561)
                                                                                                   -----------
          Operating income (loss) - Consolidated                                                    (1,137,042)
          Other revenue and expenses                                                                 1,072,972
                                                                                                   -----------
          Income (loss) before taxes - Consolidated                                                $   (64,070)
                                                                                                   ===========


FINANCIAL INFORMATION FOR THE QUARTER ENDED JUNE 30, 2001


                                                           Investment
                                                            Advisory     Brokerage     Corporate
                                                            Services      Services     Portfolio     Combined
                                                            --------      --------     ---------     --------

Revenue from external customers:
          Management fees & commissions                    $189,623       $87,114      $     --      $276,737
          Market making gains and (losses)                       --        16,923            --        16,923




Interest revenue                                                  6           793            --           799
Interest expense                                                 --            74            --            74
Depreciation and amortization                                13,513         6,156         1,814        21,483
Segment operating income (loss)                            (445,220)     (108,019)      (77,542)     (630,781)
Segment assets                                            4,444,825     1,288,261     3,062,576     8,795,662
Expenditures for segment assets                              12,904         2,584        26,362        41,850

Reconciliation to Consolidated Financial Statements
          Operating income (loss) for reportable segments                                           $(630,781)
          Other corporate expenses                                                                    (29,127)
                                                                                                    ---------
          Operating income (loss) - Consolidated                                                     (659,908)
          Other revenue and expenses                                                                  485,980
                                                                                                    ---------
          Income (loss) before taxes - Consolidated                                                $ (173,928)
                                                                                                    =========



FINANCIAL INFORMATION FOR THE SIX MONTHS ENDED JUNE 30, 2000


                                                           Investment
                                                            Advisory     Brokerage     Corporate
                                                            Services      Services     Portfolio     Combined
                                                            --------      --------     ---------     --------

Revenue from external customers:
          Management fees & commissions                    $ 183,286      $740,406      $    --      $923,692
          Market making gains and (losses)                        --      (195,785)          --      (195,785)
          Investment Banking                                      --        32,982           --        32,982

Interest revenue                                                  --        24,068        3,721        27,789
Interest expense                                                  --         5,862        4,407        10,269
Depreciation and amortization                                     --       324,365       30,153       354,518
Segment operating income (loss)                              (97,202)     (411,631)    (591,384)   (1,100,217)
Segment assets                                               844,814     3,382,684    7,698,686    11,926,184
Expenditures for segment assets                                1,516         3,033        9,321        13,870

Reconciliation to Consolidated Financial Statements
          Operating income (loss) for reportable segments                                         $(1,100,217)
          Other revenue and expenses                                                                 (901,343)
                                                                                                  -----------
          Income (loss) before taxes - Consolidated                                               $(2,001,560)
                                                                                                  ===========




FINANCIAL INFORMATION FOR THE QUARTER ENDED JUNE 30, 2000


                                                           Investment
                                                            Advisory     Brokerage     Corporate
                                                            Services      Services     Portfolio     Combined
                                                            --------      --------     ---------     --------

Revenue from external customers:
          Management fees & commissions                     $82,690      $292,630      $(6,108)      $369,212
          Market making gains and (losses)                       --        29,230           --         29,230
          Investment Banking                                     --        32,982           --         32,982



Interest revenue                                                 --        10,454        3,127         13,581
Interest expense                                                 --             2           48             50
Depreciation and amortization                                (3,831)      308,239       26,292        330,700
Segment operating income (loss)                             (15,234)     (342,469)    (242,058)      (599,761)
Segment assets                                              844,814     3,382,684    7,698,686     11,926,184
Expenditures for segment assets                                  --            --        7,804          7,804

Reconciliation to Consolidated Financial Statements
          Operating income (loss) for reportable segments                                         $  (599,761)
          Other revenue and expenses                                                                 (738,977)
                                                                                                  -----------
          Income (loss) before taxes - Consolidated                                               $(1,338,738)
                                                                                                  ===========



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

With the change in executive management in May of 2000, the Company has shifted its emphasis from its traditional investment related activities through its DHS subsidiary, to the investment advisory services of its DHCM subsidiary. DHCM manages portfolios of stocks representing interests in entities operating in various economic sectors, as opposed to a portfolio of bank stocks only. Staffing and costs associated with this shift and the various marketing initiatives at DHCM are expected to negatively impact the Company through calendar year 2002. Management believes that this process is necessary in order to achieve a critical threshold of assets under management to support operations in the future. However, there can be no assurance that the Company will be able to achieve the critical threshold of assets under management to support future operations.

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

SIX MONTHS ENDED JUNE 30, 2001, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

Operating revenues for the six months ended June 30, 2001, decreased to $675,355 compared to $760,889 for the six months ended June 30, 2000, a decrease of 11%. This decrease results primarily from decreases in revenue from management fees and commissions.

The Company generated management fees and commission revenue of $583,378 for the six months ended June 30, 2001, compared to $923,692 for the six months ended June 30, 2000, a decrease of 37%. This reduction is due primarily to reduced commissions revenue. However, due to changes in personnel and other shifts in emphasis, certain clients terminated their accounts effective June 30, 2001. These accounts included individuals as well as an account with the State of Ohio having assets under management which produced approximately $151,000 in management fees in the six months ending June 30, 2001. As a result, management fees will correspondingly decline in the third quarter, absent other assets representing fees in excess of that amount being brought under management. In conjunction with the shift in emphasis to the investment advisory services of DHCM, a program has been initiated to attempt to gather new assets under management at the DHCM level. However, there can be no assurance that the Company will be able to achieve the critical threshold of assets under management at DHCM to support future operations.

Revenues from market making gains and losses were gains of $91,977 for the six months ended June 30, 2001, compared to losses of $195,785 for the six months ended June 30, 2000. These gains result primarily from increases in market values of the securities. Management is unable to predict how future fluctuations in market values will impact the performance of the Company's market making portfolio.

There is no revenue from investment banking for the six months ended June 30, 2001, compared to $32,982 for the six months ended June 30, 2000. The Company has not engaged in any investment banking transactions since November 1999. There are no investment banking engagements in progress and none are being pursued.

Operating expenses for the six months ended June 30, 2001, decreased to $1,812,397 compared to $1,861,106 for the six months ended June 30, 2000, a decrease of 3%. Salaries, benefits, and payroll taxes increased to $902,137 for the six months ended June 30, 2001 compared to $648,489 for the six months ended June 30, 2000, an increase of 39%. This increase reflects personnel hired to position DHCM for the anticipated growth of assets under its management. Brokers' commission expenses decreased to $43,508 for the six months ended June 30, 2001, compared to $455,819 for the six months ended June 30, 2000, a decrease of 90%. In conjunction with the Company's shift in emphasis from its traditional investment related activities through DHS, to the investment advisory services of DHCM, the Company's former retail broker representatives are now employed by an unaffiliated broker-dealer. This transaction was completed in early December 2000, primarily causing the reduction of brokers' commission expense. Professional fees increased to $333,982 for the six months ended June 30, 2001 compared to $199,856 for the six months ended June 30, 2000, an increase of 67%. This increase results primarily from expenses related to the formation and/or sponsoring of the Diamond Hill Focus Fund (symbol DIAMX), the Diamond Hill Small Cap Fund (symbol DHSCX), the Diamond Hill Large Cap Fund (symbol DHLCX), the Diamond Hill Investment Partners, L.P. and other general consulting fees related to changes in the emphasis of the Company. General and administrative expenses decreased to $532,770 for the six months ended June 30, 2001 compared to $556,942 for the six months ended June 30, 2000, a decrease of 4%. This decrease results primarily from reductions of investment banking expenses, goodwill amortization and travel costs.

Other revenue and expenses for the six months ended June 30, 2001, increased to net revenue of $1,072,972 compared to net expenses of $901,343 for the six months ended June 30, 2000, an increase of 219%. This increase results primarily from increases in revenue from trading gains and losses and a significant write off of goodwill in the prior year. Revenues from trading gains and losses were gains of $950,414 for the six months ended June 30, 2001, compared to losses of $756,419 for the six months ended June 30, 2000, an increase of 226%. These trading gains result primarily from increases in market values of the securities. Management is unable to predict how future fluctuations in market values will impact the performance of the Company's trading portfolios.

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

QUARTER ENDED JUNE 30, 2001, COMPARED TO THE QUARTER ENDED JUNE 30, 2000

Operating revenues for the quarter ended June 30, 2001, decreased to $293,660 compared to $398,442 for the quarter ended June 30, 2000, a decrease of 26%. This decrease results primarily from decreases in revenue from management fees and commissions.

The Company generated management fees and commission revenue of $276,737 for the quarter ended June 30, 2001, compared to $369,212 for the quarter ended June 30, 2000, a decrease of 25%. This reduction is due primarily to reduced commissions revenue. However, due to changes in personnel and other shifts in emphasis, certain clients terminated their accounts effective June 30, 2001. These accounts included individuals as well as an account with the State of Ohio having assets under management which produced approximately $73,000 in management fees in the quarter ending June 30, 2001. As a result, management fees will correspondingly decline in the third quarter absent other assets in excess of that amount being brought under management. In conjunction with the shift in emphasis to the investment advisory services of DHCM, a program has been initiated to attempt to gather new assets under management at the DHCM level. However, there can be no assurance that the Company will be able to achieve the critical threshold of assets under management at DHCM to support future operations.

Revenues from market making gains and losses were gains of $16,923 for the quarter ended June 30, 2001, compared to gains of $29,230 for the quarter ended June 30, 2000, a decrease of 42%. These gains result primarily from increases in market values of the securities. Management is unable to predict how future fluctuations in market values will impact the performance of the Company's market making portfolio.

Operating expenses for the quarter ended June 30, 2001, decreased to $953,568 compared to $998,203 for the quarter ended June 30, 2000, a decrease of 4%. Salaries, benefits, and payroll taxes increased to $463,290 for the quarter ended June 30, 2001, compared to $399,245 for the quarter ended June 30, 2000, an increase of 16%. This increase reflects personnel hired to position DHCM for the anticipated growth of assets under its management. Brokers' commission expenses decreased to $9,561 for the quarter ended June 30, 2001, compared to $180,324 for the quarter ended June 30, 2000, a decrease of 95%. In conjunction with the Company's shift in emphasis from its traditional investment related activities through DHS to the investment advisory services of DHCM, the Company's former retail broker representatives are now employed by an unaffiliated broker-dealer. This transaction was completed in early December 2000, primarily causing the reduction of brokers' commission expense. Professional fees increased to $194,933 for the quarter ended June 30, 2001 compared to $111,966 for the quarter ended June 30, 2000, an increase of 74%. This increase results primarily from expenses related to the formation and/or sponsoring of the Diamond Hill Focus Fund (symbol DIAMX), the Diamond Hill Small Cap Fund (symbol DHSCX), the Diamond Hill Large Cap Fund (symbol DHLCX), the Diamond Hill Investment Partners, L.P., and other general consulting fees related to changes in the emphasis of the Company. General and administrative expenses decreased to $285,784 for the quarter ended June 30, 2001 compared to $306,668 for the quarter ended June 30, 2000, a decrease of 7%. This decrease results primarily from reductions of investment banking expenses, goodwill amortization and travel costs.

Other revenue and expenses for the quarter ended June 30, 2001, increased to net revenue of $485,980 compared to net expenses of $738,977 for the quarter ended June 30, 2000, an increase of 166%. This increase results primarily from increases in revenue from trading gains and losses and a significant write off of goodwill in the prior year. Revenues from trading gains and losses were gains of $441,172 for the quarter ended June 30, 2001, compared to losses of $522,683 for the quarter ended June 30, 2000, an increase of 184%. These trading gains result primarily from increases in market values of financial services sector securities. Management is unable to predict how future fluctuations in market values will impact the performance of the Company's trading portfolios.


LIQUIDITY AND CAPITAL RESOURCES

Approximately 20% of the value of the Company's trading portfolio is comprised of small capitalization stocks which are thinly traded and there can be no assurance that active markets will develop. The failure of such markets to develop could negatively affect the Company's operations and financial condition. Approximately 80% of the Company's trading portfolio is readily marketable. Investments in securities traded on national securities markets and securities not traded on national securities markets, but with readily ascertainable market values are valued at market value. Other securities for which market quotations are not readily available, due to infrequency of transactions, are valued at fair value as determined in good faith by management of the Company. While management employs objective criteria to ascertain these values, there is no independent benchmark by which the values assigned by management can be judged.

As of June 30, 2001, the Company had working capital of approximately $7,936,000. Working capital includes cash, securities owned and accounts and notes receivable, net of all liabilities. The Company has no long term debt.

DHS, under a correspondent agreement with its clearing broker, has agreed to indemnify the clearing broker from damages or losses resulting from customer transactions. The Company is, therefore, exposed to off-balance sheet risk of loss in the event that customers are unable to fulfill contractual obligations. The Company manages this risk by requiring customers to have sufficient cash in their account before a buy order is executed and to have the subject securities in their account before a sell order is executed. The Company has not incurred any losses from customers unable to fulfill contractual obligations.

DHS previously provided investment management services to an agency of the State of Ohio. In conjunction with these services DHS agreed to indemnify the agency against losses resulting from violations of the investment management agreement entered into with the agency or violations of fiduciary duties under applicable law.

In the normal course of business, DHS is a market maker for a limited number of community bank stocks, and quotes bid and ask prices for those stocks. In the event of sudden price movements, DHS may be required to honor a quote at an undesirable price. DHS controls this risk by monitoring markets closely and updating quotes as required and generally limits its quotes to 100 or 200 shares of a given security.

In the normal course of business, the Company periodically sells securities not yet purchased (short sales) for its own account and writes options. The establishment of short positions and option contracts exposes the Company to off-balance sheet market risks in the event prices change, as the Company may be obligated to cover such positions at a loss. At June 30, 2001, the Company had short security positions of only $13,974, and had not written any option contracts and did not own any options. The Company did not experience any credit losses due to the failure of any counterparties to perform during the six months ended June 30, 2001. Senior management of the Company is responsible for reviewing trading positions, exposures, profits and losses, trading strategies and hedging strategies on a daily basis.

The Company's significant industry concentration, primarily through the operations of DHS, which arises within its normal course of business activities, is with financial institutions for bank securities transactions.

The net cash balance decreased $1,186,751 during the six months ended June 30, 2001. Net cash used by operating activities was $23,729. Unrealized gains on the trading portfolio caused cash receipts to be less than would otherwise be expected.

Investing activities used $117,044 of cash during the six months ended June 30, 2001, primarily for the purchase of computer equipment.

Financing activities used $1,045,978 of cash during the six months ended June 30, 2001, primarily to purchase Company stock under a stock buy-back program.

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

IMPACT OF INFLATION AND OTHER FACTORS

The Company's operations have not been significantly affected by inflation. The Company's management fees are dependent on the amount of assets under management and the negotiation of rates within a very competitive environment. The amount of assets under management is primarily influenced by investment performance, customer service and the success of marketing efforts. The Company's trading portfolios of equity securities are carried at current market values, and profitability is affected by general economic and market conditions, the volume of securities trading, and fluctuations in interest rates.

The Company's business is also subject to government regulation and changes in legal, accounting, tax and other compliance requirements. Changes in these regulations may have a significant effect on the Company's operations.

The Revenue Reconciliation Act of 1993 includes Mark-to-Market Rules which essentially require securities dealers to include unrealized gains on their trading portfolios, in taxable income for income tax purposes. Accordingly, these Rules have a materially adverse impact on the Company's cash flow because tax payments have been greater than would otherwise be required.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

                                     PART II

                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

                  a)       None.

                  b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       DIAMOND HILL INVESTMENT GROUP, INC.
                       -----------------------------------
                                              (REGISTRANT)
                                              ------------

DATE     AUGUST 14, 2001                        /S/ RODERICK H. DILLON, JR.
------------------------------------------------------------------------------
                                                    Roderick H. Dillon, Jr.
----------------------------------------------------
                                                    President, and Chief
                                                    Executive Officer

DATE     AUGUST 14, 2001                        /S/ JEFFREY C. BARTON
-------------------------------------------------------------------------------
                                                    Jeffrey C. Barton
----------------------------------------------------
                                                    Chief Financial Officer
                                                    (chief financial and chief
                                                    accounting officer)