Form 10QSB
period 2001-09-30
DIAMOND HILL INVESTMENT GROUP INC
filed 2001-11-05
CIK 909108

                     U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                   FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended      SEPTEMBER 30, 2001
                              -----------------------------------------

Commission file number                  000-24498
                      -------------------------------------------

                       DIAMOND HILL INVESTMENT GROUP, INC.
                       -----------------------------------
                         fka, THE BANC STOCK GROUP, INC.
                         -------------------------------

        (Exact name of small business issuer as specified in its charter)

             FLORIDA                               65-0190407
---------------------------------------------------------------------------
   (State of incorporation)             (IRS Employer Identification No.)

                     1105 SCHROCK ROAD, COLUMBUS, OHIO 43229
---------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (614) 848-5100
---------------------------------------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
   --------  --------

State the number of shares outstanding of each of the issuer's classes of common equity, as of October 31, 2001:

         CLASS                                                NUMBER OF SHARES
         -----                                                ----------------
Class A shares, No Par Value                                     1,556,766

            Transitional Small Business Disclosure Format (Check one)

                 Yes     X                          No
                    -------------                     ----------------

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                       PAGE
                                                                       ----

Part I Financial Information:

         Item 1.    Consolidated Financial Statements                   3-7

                    Notes to Consolidated Financial Statements          8-17

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations       18-23

Part II Other Information:

         Item 6.                                                        24

Signatures                                                              26

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

                                     PART I

                              FINANCIAL INFORMATION
                              ---------------------

ITEM 1.  FINANCIAL STATEMENTS

The accompanying consolidated financial statements of Diamond Hill Investment Group, Inc., (the "Company") formerly known as, The Banc Stock Group, Inc., are unaudited but, in the opinion of management, reflect all adjustments (which include only normal recurring accruals) necessary to present fairly such information for the periods and at the dates indicated and to make the consolidated financial statements not misleading. The results of operations for the nine months ended September 30, 2001, may not be indicative of the results of operations for the year ending December 31, 2001. Since the accompanying consolidated financial statements have been prepared in accordance with Item 310 of Regulation S-B, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Annual Report.


                                        DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                                        ----------------------------------------------------
                                           CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                           ---------------------------------------------
                                                      AS OF SEPTEMBER 30, 2001
                                                      ------------------------

                                                             UNAUDITED
                                                             ---------



                                                               ASSETS
                                                               ------
Cash                                                                                         $ 1,798,950
Investment portfolio:
      Mutual fund shares and limited partnership interests                                     3,978,896
      Marketable equity securities, at market value                                              541,076
      Not readily marketable equity securities, at estimated fair value                          368,449
Accounts receivable:
      Affiliates                                                                                  47,149
      Pending settlements and other                                                               69,090
      Refundable income taxes                                                                    414,251
Property and equipment, net of accumulated depreciation of $318,752                              217,041
Deposits and other                                                                               132,558
                                                                                             -----------

            Total assets                                                                     $ 7,567,460
                                                                                             ===========


                                                            LIABILITIES
                                                            -----------

Accrued expenses                                                                                 447,316
                                                                                             -----------

            Total liabilities                                                                    447,316
                                                                                             -----------


                                                        SHAREHOLDERS' EQUITY
                                                        --------------------

Preference stock, 10,000,000 shares authorized,                                                     --
            none issued or outstanding
Common stock: (note 3)
      Class A, no par value, 30,000,000 shares authorized,
            1,821,972 shares issued and 1,569,914 shares outstanding                           9,562,747
      Treasury stock, at cost
            (251,957 Class A shares)                                                          (1,280,262)
      Deferred compensation                                                                      (44,130)
Retained earnings                                                                             (1,118,211)
                                                                                             -----------

            Total shareholders' equity                                                         7,120,144
                                                                                             -----------

            Total liabilities and shareholders' equity                                       $ 7,567,460
                                                                                             ===========





                                                    DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                                                    ----------------------------------------------------
                                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            -------------------------------------
                                           FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                           ----------------------------------------------------------------------

                                                                          UNAUDITED
                                                                          ---------


                                                                           9 MONTHS ENDED                     3 MONTHS ENDED
                                                                           --------------                     --------------
                                                                    SEP 2001          SEP 2000          SEP 2001          SEP 2000
                                                                  -----------       -----------       -----------       -----------

OPERATING REVENUES:
     Management fees and commissions                              $   813,414       $ 1,118,954       $   230,036       $   195,262
     Market making gains and losses                                   139,583          (255,043)           47,606           (59,258)
     Investment banking                                                  --              32,982              --                --
                                                                  -----------       -----------       -----------       -----------

         Total operating revenues                                     952,997           896,893           277,642           136,004
                                                                  -----------       -----------       -----------       -----------

OPERATING EXPENSES:
     Salaries, benefits and payroll taxes                           1,330,427           957,295           428,290           315,556
     Brokers' commission                                              122,265           604,631            78,757           148,812
     Professional fees                                                533,314           348,542           199,332           140,778
     General and administrative                                       796,814           690,087           264,044          (175,442)
                                                                  -----------       -----------       -----------       -----------

         Total operating expenses                                   2,782,820         2,600,555           970,423           429,704
                                                                  -----------       -----------       -----------       -----------

OPERATING LOSS                                                     (1,829,823)       (1,703,662)         (692,781)         (293,700)
                                                                  -----------       -----------       -----------       -----------

OTHER REVENUE AND EXPENSES:
     Investment gains and losses                                      546,937          (687,380)         (403,477)           69,039
     Dividend income                                                  143,880           254,655            26,714           107,355
     Interest and other income                                         31,875            44,032            26,076            16,242
     Write off of goodwill of liquidated subsidiary                      --            (309,745)             --            (309,745)
     Interest expense                                                    (493)          (10,622)              (86)             (353)
                                                                  -----------       -----------       -----------       -----------

         Total other revenue and expenses                             722,199          (709,060)         (350,773)         (117,462)
                                                                  -----------       -----------       -----------       -----------

LOSS BEFORE TAXES                                                  (1,107,624)       (2,412,722)       (1,043,554)         (411,162)

     Income tax provision (credit)                                       --            (828,500)             --            (482,000)
                                                                  -----------       -----------       -----------       -----------

     Income (loss) before equity in net earnings of                (1,107,624)       (1,584,222)       (1,043,554)           70,838
         affliated company

     Equity in net losses of ShareholderOnline, Inc.                     --            (138,090)             --                --
                                                                  -----------       -----------       -----------       -----------

NET INCOME (LOSS)                                                 $(1,107,624)      $(1,722,312)      $(1,043,554)      $    70,838
                                                                  ===========       ===========       ===========       ===========




     BASIC EARNINGS (LOSS) PER SHARE                              $     (0.67)      $     (1.02)      $     (0.66)      $      0.04
                                                                  ===========       ===========       ===========       ===========

     DILUTED EARNINGS (LOSS) PER SHARE                            $     (0.67)      $     (1.02)      $     (0.66)      $      0.04
                                                                  ===========       ===========       ===========       ===========





                                                           DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                                                           ----------------------------------------------------
                                                        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                        ----------------------------------------------------------
                                                               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                               --------------------------------------------

                                                                                UNAUDITED
                                                                                ---------





                                                               Treasury          Deferred           Retained
                                                Class A          Stock         Compensation         Earnings        Total
                                              -----------     -----------      -------------      -----------    -----------

Balance at December 31, 2000                  $ 9,562,747     ($   87,428)     ($   73,150)     ($   10,587)     $ 9,391,582

Amortization of deferred compensation                --              --             29,020             --             29,020

Purchase of treasury stock                           --        (1,192,834)            --               --         (1,192,834)

Net loss                                             --              --               --         (1,107,624)      (1,107,624)

                                              -----------     -----------      -----------      -----------      -----------
Balance at September 30, 2001                 $ 9,562,747     ($1,280,262)     ($   44,130)     ($1,118,211)     $ 7,120,144
                                              ===========     ===========      ===========      ===========      ===========




                                         DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                                         ----------------------------------------------------
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                -------------------------------------
                                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                        -----------------------------------------------------

                                                              UNAUDITED
                                                              ---------

                                                                                              2001                 2000
                                                                                          -----------           -----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                            $(1,107,624)          $(1,722,312)
      Adjustments to reconcile net loss
          to net cash provided by (used in) operating activities:
          Depreciation and amortization                                                        51,624                60,552
          Write off of goodwill of liquidated subsidiary                                         --                 309,745
          Recovery of bad debts in kind                                                       (14,025)                 --
          Stock options and warrants compensation expense                                        --                  68,500
          Amortization of deferred compensation                                                29,020                14,827
          Deferred taxes                                                                         --                (496,000)
          Equity in undistributed losses of ShareholderOnline, Inc.                              --                 138,090
          Unrealized (gain) loss                                                              (75,750)            1,040,602
          (Increase) decrease in certain assets-
              Investment portfolio                                                            313,647             5,123,626
              Mortgage participation notes                                                    223,500               (35,000)
              Accounts receivable clients                                                        --                   1,980
              Other accounts receivable                                                        88,921                  --
              Refundable income taxes                                                          96,966              (539,000)
              Other assets                                                                     55,307                51,616
          Increase (decrease) in certain liabilities-
              Securities sold not yet purchased                                                  --                 555,018
              Accounts payable to broker-dealers and other                                     (1,698)              144,354
              Accrued expenses and other                                                       19,979               (99,468)
                                                                                          -----------           -----------
                 Net cash provided by (used in) operating activities                         (320,133)            4,617,130
                                                                                          -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                                     (107,697)              (14,632)
      Sale of property                                                                           --                  23,618
                                                                                          -----------           -----------
                 Net cash provided by (used in) investing activities                         (107,697)                8,986
                                                                                          -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Purchase of treasury stock                                                           (1,192,834)             (103,853)
      Advances from affiliates                                                                   --                 (30,662)
      Advances to affiliates                                                                  (23,614)                 --
                                                                                          -----------           -----------
                 Net cash used in financing activities                                     (1,216,448)             (134,515)
                                                                                          -----------           -----------

NET INCREASE (DECREASE) IN CASH                                                            (1,644,278)            4,491,601

CASH, BEGINNING OF PERIOD                                                                   3,443,228             2,456,527
                                                                                          -----------           -----------

CASH, END OF PERIOD                                                                       $ 1,798,950           $ 6,948,128
                                                                                          ===========           ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

      Cash paid during the period for:
          Interest                                                                        $       493           $    10,622
          Income taxes                                                                           --                    --



                       DIAMOND HILL INVESTMENT GROUP, INC.
                       -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                               SEPTEMBER 30, 2001
                               ------------------

(1)  ORGANIZATION AND NATURE OF BUSINESS
     -----------------------------------

Diamond Hill Investment Group, Inc. (the Company), changed its name from The Banc Stock Group, Inc., at the annual shareholders' meeting held on April 26, 2001. The Company is a Florida corporation incorporated in April 1990. The Company has two subsidiary operating companies.

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

Diamond Hill Securities, Inc. (DHS) changed its name from Banc Stock Financial Services, Inc. effective May 5, 2001. DHS is an Ohio corporation, a wholly-owned subsidiary of DHCM and an NASD registered broker-dealer. DHS is registered with the Securities and Exchange Commission and the securities commissions of thirty states, including Ohio. DHS trades securities on a fully-disclosed basis and clears customer transactions through an unaffiliated broker-dealer, which also maintains the customer accounts. DHS is also a registered investment adviser and offers advisory accounts to institutional and individual investors. DHS is the Investment Adviser to The Banc Stock Group Fund (symbol BANCX).

Effective December 31, 2000, the Company changed its fiscal year-end to December 31 from the last day of February.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

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

Reclassifications
-----------------

Certain prior year amounts have been reclassified to conform to the current year financial statement periods and presentation.

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the operations of the Company, DHCM and DHS. All material intercompany transactions and balances have been eliminated in consolidation.

Cash
----

The Company has defined cash as demand deposits and money market accounts.

Valuation of Investment Portfolio
---------------------------------

Substantially all of the Company's investment portfolio is managed by DHCM or DHS, and is comprised of partnerships and investment companies which hold securities with readily ascertainable market values. Securities and related options traded on national securities markets and securities not traded on national securities markets, but with readily ascertainable market values, are valued at market value. Other securities for which market quotations are not readily available, due to infrequency of transactions, are valued at fair value as determined in good faith by the management of the Company. Realized and unrealized gains and losses are included in investment gains and losses.

Property and Equipment
----------------------

Property and equipment is carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over estimated lives of five to seven years.

Revenues
--------

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

Earnings Per Share
------------------

Basic and diluted earnings per common share are computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." A reconciliation of the numerators and denominators used in these calculations is shown below:


                                                                   For the Nine Months Ended September 30, 2001
                                                                   --------------------------------------------


                                                              Income/(Loss)            Shares                Per-share
                                                              (Numerator)         (Denominator)               Amount
                                                              -----------         -------------               ------

          Basic Earnings                                     $   (1,107,624)        1,645,472             $        (0.67)
          Diluted Earnings                                   $   (1,107,624)        1,645,472             $        (0.67)


                                                                     For the Quarter Ended September 30, 2001
                                                                     ----------------------------------------


                                                              Income/(Loss)          Shares                Per-share
                                                              (Numerator)         (Denominator)               Amount
                                                              -----------         -------------               ------

          Basic Earnings                                     $   (1,043,554)        1,573,613             $        (0.66)
          Diluted Earnings                                   $   (1,043,554)        1,573,613             $        (0.66)

                                                                  For the Nine Months Ended September 30, 2000
                                                                  --------------------------------------------


                                                              Income/(Loss)          Shares                 Per-share
                                                              (Numerator)         (Denominator)               Amount
                                                              -----------         -------------               ------

          Basic Earnings                                     $   (1,722,312)        1,688,405             $        (1.02)
          Diluted Earnings                                   $   (1,722,312)        1,688,405             $        (1.02)


                                                                     For the Quarter Ended September 30, 2000
                                                                     ----------------------------------------


                                                              Income/(Loss)          Shares                  Per-share
                                                              (Numerator)         (Denominator)               Amount
                                                              -----------         -------------               ------

          Basic Earnings                                     $       70,838         1,682,551             $         0.04
          Diluted Earnings                                   $       70,838         1,708,904             $         0.04






Fair Value of Financial Instruments
-----------------------------------

Substantially all of the Company's financial instruments are carried at fair value or amounts approximating fair value. Assets, including accounts receivable, notes and interest receivable and securities owned are carried at amounts which approximate fair value. Similarly, liabilities, including accounts payable and accrued expenses are carried at amounts approximating fair value.

(3)      CAPITAL STOCK
         -------------

Stock Split
-----------
Effective September 26, 2001, the Company completed a 1 for 5 reverse stock split of its Class A common stock. All share amounts have been retroactively adjusted to reflect the split.

Common Stock
------------
Effective December 1, 2000, the Company has only one class of securities, Class A Common Stock.

Treasury Stock
--------------
On July 17, 2000, the Company announced a program to repurchase up to 400,000 shares of its Class A Common Stock through open market purchases and privately negotiated transactions, if any. During the quarter ended September 30, 2001, the Company purchased 35,900 shares for $174,685.

Authorization of Preference Stock
---------------------------------
The Company's Articles of Incorporation authorize the issuance of 10,000,000 shares of "blank check" preference stock with such designations, rights and preferences as may be determined from time to time by the Company's Board of Directors. The Board of Directors is empowered, without shareholder approval, to issue preference stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting or other rights of the holders of the common stock.

(4) INVESTMENT PORTFOLIO

Investment portfolio balances of as September 30, 2001, are comprised of the following:

                                                                                                        UNREALIZED
                                                                                                        ----------
                                                                 MARKET           COST            GAINS           LOSSES

Mutual fund shares and limited partnership interests          $3,978,896       $4,162,338       $ 41,767        $(225,209)
Marketable Equity Securities                                     541,076          572,984          7,198          (39,106)
Not Readily Marketable Equity securities                         368,449          407,750            900          (40,201)

                                                            -------------------------------------------------------------
Total                                                         $4,888,421       $5,143,072       $ 49,865        $(304,516)
                                                            ==============================================================





Marketable equity securities at September 30, 2001, consist primarily of bank stocks, at market value, as follows:

         Traded on National Securities Markets                                                       $    223,062
         Not traded on National Securities Markets, but with
                  readily ascertainable market value                                                      318,014
                                                                                                     ------------

                           Total Marketable Equity Securities                                        $    541,076
                                                                                                     ============

As of September 30, 2001, the Company had four individual equity security investments representing 18%, 18%, 13% and 12% of its marketable equity securities.

(5)  RELATED PARTY TRANSACTIONS
     --------------------------

Operating Expenses
------------------

The Company and ShareholderOnline, Inc., an Ohio corporation that has ceased operations, were under common management through April 27, 2000. Certain expenses were paid by the Company and allocated to ShareholderOnline, Inc., based upon predetermined percentages as approved by the officers of the Companies. Operating expenses in the allocation were primarily salaries and benefits. There were no expenses allocated to ShareholderOnline, Inc., for the quarter ended September 30, 2001, but $13,870 was allocated for the quarter ended September 30, 2000.

(6)  INCOME TAXES
     ------------

The Company files a consolidated Federal income tax return. It is the policy of the Company to allocate the consolidated tax provision to subsidiaries as if each subsidiary's tax liability or benefit were determined on a separate company basis. As part of the consolidated group, subsidiaries transfer to the Company their current Federal tax liability or assets. The provisions for income taxes for the nine months ended September 30, 2001, and 2000 are composed of the following:

                                                                                         2001               2000
                                                                                      ---------          ---------

          Current income taxes                                                        $    --            $(332,500)
          Deferred income taxes                                                            --             (496,000)
                                                                                      ---------          ---------

          Provision for income taxes
                                                                                      $    --            $(828,500)
                                                                                      =========          =========

Deferred tax assets and liabilities consist of the following at September 30, 2001, and 2000:

                                                                                        2001                       2000
                                                                                      ---------                 ---------

          Deferred tax benefit of NOL carryforward                                    $ 766,000                 $  86,000
          Deferred tax benefit of stock options and Warrants compensation                74,000                    63,000
          Deferred tax benefit (liabilities) on unrealized gains on securities
          owned                                                                          68,000                   (89,000)
          Valuation allowance
                                                                                       (908,000)                  (60,000)
                                                                                      ---------                 ---------

         Deferred taxes
                                                                                      $      --                 $      --
                                                                                      =========                 =========


As of December 31, 2000, the Company and its subsidiaries had net operating loss
(NOL) carry forwards for tax purposes of approximately $1,000,000. These NOL's will expire in 2008 through 2020. Any future changes in control may limit the availability of NOL carry forwards.

 (7) EMPLOYEE INCENTIVE PLANS
     ------------------------

Incentive Compensation Plan
---------------------------

All full-time executive employees of the Company are eligible to participate in the Diamond Hill Investment Group Incentive Compensation Plan. The Plan provides that a bonus fund will be established in an amount equal to 20% of the pre-tax realized profits of the Company in excess of a 15% pre-tax return on equity. The amount of the bonus fund is calculated each quarter on a cumulative basis. The allocation of the bonus fund is to be made by the President of the Company. The Company did not incur any expense under the Plan for the quarters ended September 30, 2001 or 2000.


(8)  REGULATORY REQUIREMENTS
     ------------------------

DHS is subject to the uniform net capital rule of the Securities and Exchange Commission (Rule 15c3-1), which requires that the ratio of "aggregate indebtedness" to "net capital" not exceed 15 to 1 (as those terms are defined by the Rule). DHS had net capital of $862,120 as of September 30, 2001, which was in excess of its required minimum net capital of $100,000. The ratio of aggregate indebtedness to net capital was 0.06 to 1 as of September 30, 2001. DHS is also subject to regulations of the District of Columbia and thirty states in which it is registered as a licensed broker-dealer.

DHCM and DHS are Registered Investment Advisers and subject to regulation by the SEC pursuant to the Investment Advisors Act of 1940.

(9) CONCENTRATIONS OF CREDIT RISK AND FINANCIAL INSTRUMENTS WITH
   --------------------------------------------------------------
         OFF-BALANCE SHEET RISK
        -----------------------

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

In the normal course of business, the Company periodically sells securities not yet purchased (short sales) for its own account and writes options. The establishment of short positions and option contracts exposes the Company to off-balance sheet market risks in the event prices change, as the Company may be obligated to cover such positions at a loss. At September 30, 2001, the Company had no short security position, had not written any option contracts and did not own any options. The Company did not experience any credit losses due to the failure of any counterparties to perform during the quarter ended September 30, 2001. Senior management of the Company is responsible for reviewing trading positions, exposures, profits and losses, trading strategies and hedging strategies on a daily basis.

The Company's significant industry concentration, primarily through the operations of DHS, which arises within its normal course of business activities, is with financial institutions for bank securities transactions.

(10) SEGMENT INFORMATION
     -------------------

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

Description of the types of services from which each reportable segment derives
-------------------------------------------------------------------------------
its revenues
------------

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

Measurement of segment profit or loss and segment assets
--------------------------------------------------------

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes. The Company focuses its attention on providing services to external customers.

Factors management used to identify the enterprise's reportable segments
------------------------------------------------------------------------

The Company's reportable segments are primarily defined by legal entities that specialize in different financial products and services. Investment Advisory Services are provided by DHCM. Brokerage Services are provided by DHS. The Corporate Portfolio segment is managed by the Company. These segments are managed separately because each entity operates in a different regulatory environment.

Financial information for each reportable segment is shown below. The Company does not operate, or hold assets, in any foreign country. The Company had a single account with the State of Ohio that represents 11% of revenues for the nine months ended September 30, 2001, and 9% for each of the nine months and quarter ended September 30, 2000.

Financial information for the nine months ended September 30, 2001
------------------------------------------------------------------

                                                          Investment
                                                           Advisory         Brokerage        Corporate
                                                           Services          Services        Portfolio      Combined

Revenue from external customers:
      Management fees & commissions                       $   472,527     $   340,887     $      --      $    813,414
      Market making gains and (losses)                           --           139,583            --           139,583

Interest revenue                                                   32           1,059           1,168           2,259
Interest expense                                                 --               493            --               493
Depreciation and amortization                                  30,838          16,237           4,549          51,624
Segment operating income (loss)                            (1,259,091)       (252,526)       (214,855)     (1,726,472)
Segment assets                                              4,565,703       1,184,048       1,817,709       7,567,460
Expenditures for segment assets                                30,800          28,995          47,902         107,697

Reconciliation to Consolidated Financial Statements
      Operating income (loss) for reportable segments                                                    $ (1,726,472)
      Other corporate expenses                                                                               (103,351)
                                                                                                         ------------
      Operating income (loss) - Consolidated                                                               (1,829,823)
      Other revenue and expenses                                                                              722,199
                                                                                                         ------------
      Income (loss) before taxes - Consolidated                                                          $ (1,107,624)
                                                                                                         ============



Financial information for the quarter ended September 30, 2001
--------------------------------------------------------------

                                                     Investment
                                                      Advisory        Brokerage      Corporate
                                                      Services        Services       Portfolio         Combined

Revenue from external customers:
          Management fees & commissions             $   144,468          85,568                     $   230,036
          Market making gains and (losses)                               47,606                          47,606

Interest revenue                                             17             190                             207
Interest expense                                                             86                              86
Depreciation and amortization                            13,235           6,749           1,997          21,981
Segment operating income (loss)                        (428,079)       (131,505)        (94,407)       (653,991)
Segment assets                                        4,565,703       1,184,048       1,817,709       7,567,460
Expenditures for segment assets                         (11,779)          2,432          (9,347)

Reconciliation to Consolidated Financial Statements
          Operating income (loss) for reportable segments                                              (653,991)
          Other corporate expenses                                                                      (38,790)
                                                                                                    -----------

          Operating income (loss) - Consolidated                                                       (692,781)
          Other revenue and expenses                                                                   (350,773)
                                                                                                   ------------
          Income (loss) before taxes - Consolidated                                                 $(1,043,554)
                                                                                                   =============

Financial information for the nine months ended September 30, 2000
------------------------------------------------------------------

                                                       Investment
                                                        Advisory       Brokerage       Corporate
                                                        Services        Services       Portfolio         Combined

Revenue from external customers:
          Management fees & commissions             $   287,133     $   831,821     $      --      $  1,118,954
          Market making gains and (losses)                 --          (255,043)           --          (255,043)
          Investment Banking                               --            32,982            --            32,982

Interest revenue                                           --            30,511          13,521          44,032
Interest expense                                           --             6,168           4,454          10,622
Depreciation and amortization                            12,200         336,821          21,276         370,297
Segment operating income (loss)                        (385,899)       (748,777)       (568,986)     (1,703,662)
Segment assets                                          965,804       3,016,975       7,649,547      11,632,326
Expenditures for segment assets                           1,516           3,033          10,083          14,632

Reconciliation to Consolidated Financial Statements
          Operating income (loss) for reportable segments                                          $ (1,703,662)
          Other revenue and expenses                                                                   (709,060)
                                                                                                   ------------
          Income (loss) before taxes - Consolidated                                                $ (2,412,722)
                                                                                                   ============

Financial information for the quarter ended September 30, 2000
--------------------------------------------------------------

                                                      Investment
                                                       Advisory      Brokerage      Corporate
                                                       Services       Services      Portfolio       Combined

Revenue from external customers:
          Management fees & commissions             $   103,847     $    91,415     $      --      $    195,262
          Market making gains and (losses)                 --           (59,258)           --           (59,258)
          Investment Banking                               --              --              --

Interest revenue                                           --             6,443           9,800          16,243
Interest expense                                           --               306              47             353
Depreciation and amortization                            12,200          12,457          (8,878)         15,779
Segment operating income (loss)                        (288,697)        (27,401)         22,398        (293,700)
Segment assets                                          965,804       3,016,975       7,649,547      11,632,326
Expenditures for segment assets                            --              --               762             762

Reconciliation to Consolidated Financial Statements
          Operating income (loss) for reportable segments                                          $   (293,700)
          Other revenue and expenses                                                                   (117,462)
                                                                                                   ------------
          Income (loss) before taxes - Consolidated                                                $   (411,162)
                                                                                                   ============

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

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

Forward-looking Statements
--------------------------

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

Nine Months Ended September 30, 2001, Compared to the Nine Months Ended
-----------------------------------------------------------------------
September 30, 2000
------------------

Operating revenues for the nine months ended September 30, 2001, increased to $952,997 compared to $896,893 for the nine months ended September 30, 2000, an increase of 6%. This decrease results primarily from decreases in revenue from management fees and commissions.

The Company generated management fees and commission revenue of $813,414 for the nine months ended September 30, 2001, compared to $1,118,954 for the nine months ended September 30, 2000, a decrease of 27%. This reduction is due primarily to reduced commissions revenue. However, due to changes in personnel and other shifts in emphasis, certain clients terminated their accounts effective June 30, 2001. These accounts included individuals as well as an account with the State of Ohio having assets under management that produced approximately $151,000 in management fees in the six months ending June 30, 2001. In conjunction with the shift in emphasis to the investment advisory services of DHCM, a program has been initiated to attempt to gather new assets under management at the DHCM level. However, there can be no assurance that the Company will be able to achieve the critical threshold of assets under management at DHCM to support future operations.

Revenues from market making gains and losses were gains of $139,583 for the nine months ended September 30, 2001, compared to losses of $255,043 for the nine months ended September 30, 2000. These gains result primarily from increases in market values of the securities. Management is unable to predict how future fluctuations in market values will impact the performance of the Company's market making portfolio.

There is no revenue from investment banking for the nine months ended September 30, 2001, compared to $32,982 for the nine months ended September 30, 2000. The Company has not engaged in any investment banking transactions since November 1999. There are no investment banking engagements in progress and none are being pursued.

Operating expenses for the nine months ended September 30, 2001, increased to $2,782,820 compared to $2,600,555 for the nine months ended September 30, 2000, an increase of 7%. Salaries, benefits, and payroll taxes increased to $1,330,427 for the nine months ended September 30, 2001 compared to $957,295 for the nine months ended September 30, 2000, an increase of 39%. This increase reflects personnel hired to position DHCM for the anticipated growth of assets under its management. Brokers' commission expenses decreased to $122,265 for the nine months ended September 30, 2001, compared to $604,631 for the nine months ended September 30, 2000, a decrease of 80%. In conjunction with the Company's shift in emphasis from its traditional investment related activities through DHS, to the investment advisory services of DHCM, the Company's former retail broker representatives are now employed by an unaffiliated broker-dealer. This transition was completed in early December 2000, primarily causing the reduction of brokers' commission expense. Professional fees increased to $533,314 for the nine months ended September 30, 2001 compared to $348,542 for the nine months ended September 30, 2000, an increase of 53%. This increase results primarily from expenses related to the formation and/or sponsoring of the Diamond Hill Focus Fund (symbol DIAMX), the Diamond Hill Small Cap Fund (symbol DHSCX), the Diamond Hill Large Cap Fund (symbol DHLCX), the Diamond Hill Investment Partners, L.P., and other general consulting fees related to changes in the emphasis of the Company. General and administrative expenses increased to $796,814 for the nine months ended September 30, 2001 compared to $690,087 for the nine months ended September 30, 2000, an increase of 15%. This decrease results primarily from reductions of investment banking expenses, goodwill amortization and travel costs.

Other revenue and expenses for the nine months ended September 30, 2001, increased to net revenue of $722,199 compared to net expenses of $709,060 for the nine months ended September 30, 2000, an increase of 202%. This increase results primarily from increases in revenue from trading gains and losses and a significant write off of goodwill in the prior year. Revenues from trading gains and losses were gains of $546,937 for the nine months ended

September 30, 2001, compared to losses of $687,380 for the nine months ended September 30, 2000, an increase of 180%. These trading gains result primarily from increases in market values of the securities. Management is unable to predict how future fluctuations in market values will impact the performance of the Company's trading portfolios.

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

Quarter Ended September 30, 2001, Compared to the Quarter Ended September 30,
-----------------------------------------------------------------------------
2000
----

Operating revenues for the quarter ended September 30, 2001, increased to $277,642 compared to $136,004 for the quarter ended September 30, 2000, an increase of 104%. This results primarily from increases in revenue from management fees and market making gains.

The Company generated management fees and commission revenue of $230,036 for the quarter ended September 30, 2001, compared to $195,262 for the quarter ended September 30, 2000, an increase of 18%. This is due primarily to increase management fee revenue. In conjunction with the shift in emphasis to the investment advisory services of DHCM, a program has been initiated to attempt to gather new assets under management at the DHCM level. However, there can be no assurance that the Company will be able to achieve the critical threshold of assets under management at DHCM to support future operations.

Revenues from market making gains and losses were gains of $47,606 for the quarter ended September 30, 2001, compared to losses of $59,258 for the quarter ended September 30, 2000, an increase of 180%. These gains result primarily from increases in market values of the securities. Management is unable to predict how future fluctuations in market values will impact the performance of the Company's market making portfolio.

Operating expenses for the quarter ended September 30, 2001, increased to $970,423 compared to $429,704 for the quarter ended September 30, 2000, an increase of 126%. Salaries, benefits, and payroll taxes increased to $428,290 for the quarter ended September 30, 2001, compared to $315,556 for the quarter ended September 30, 2000, an increase of 36%. This increase reflects personnel hired to position DHCM for the anticipated growth of assets under its management. Brokers' commission expenses decreased to $78,757 for the quarter ended September 30, 2001, compared to $148,812 for the quarter ended September 30, 2000, a decrease of 47%. In conjunction with the Company's shift in emphasis from its traditional investment related activities through DHS to the investment advisory services of DHCM, the Company's former retail broker representatives are now employed by an unaffiliated broker-dealer. This transaction was completed in early December 2000, primarily causing the reduction of brokers' commission expense. Professional fees increased to $199,332 for the quarter ended September 30, 2001 compared to $140,778 for the quarter ended September 30, 2000, an increase of 42%. This increase results primarily from expenses related to the formation and/or sponsoring of the Diamond Hill Focus Fund (symbol DIAMX), the Diamond Hill Small Cap Fund (symbol DHSCX), the Diamond Hill Large Cap Fund (symbol DHLCX), the Diamond Hill Investment Partners, L.P., and other general consulting fees related to changes in the emphasis of the Company. General and administrative expenses increased to $264,044 for the quarter ended September 30, 2001, compared to $(175,442) for the quarter ended September 30, 2000, an increase of 251%. This decrease is because in the quarter ended September 30, 2000 the company reversed a number of primarily tax-related over accruals from previous years based on determinations that the amounts would not be payable.

Other revenue and expenses for the quarter ended September 30, 2001, decreased to net expense of $350,773 compared to net expenses of $117,462 for the quarter ended September 30, 2000, an increase of 199%. This results primarily from decreases in revenue from trading gains and losses and a significant write off of goodwill in the prior year. Revenues from trading gains and losses were losses of $403,477 for the quarter ended September 30, 2001, compared to gains of $69,039 for the quarter ended September 30, 2000, a decrease of 684%. These trading losses result primarily from decreases in market values of financial services sector securities. Management is unable to predict how future fluctuations in market values will impact the performance of the Company's trading portfolios.


Liquidity and Capital Resources
-------------------------------

Approximately 8% of the value of the Company's trading portfolio is comprised of small capitalization stocks, which are thinly traded, and there can be no assurance that active markets will develop. The failure of such markets to develop could negatively affect the Company's operations and financial condition. Approximately 92% of the Company's trading portfolio is readily marketable. Investments in securities traded on national securities markets and securities not traded on national securities markets, but with readily ascertainable market values are valued at market value. Other securities for which market quotations are not readily available, due to infrequency of transactions, are valued at fair value as determined in good faith by management of the Company. While management employs objective criteria to ascertain these values, there is no independent benchmark by which the values assigned by management can be judged.

As of September 30, 2001, the Company had working capital of approximately $6,771,000. Working capital includes cash, securities owned and accounts and notes receivable, net of all liabilities. The Company has no long term debt.

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

In the normal course of business, the Company periodically sells securities not yet purchased (short sales) for its own account and writes options. The establishment of short positions and option contracts exposes the Company to off-balance sheet market risks in the event prices change, as the Company may be obligated to cover such positions at a loss. At September 30, 2001, the Company had no short security positions and had not written any option contracts and did not own any options. The Company did not experience any credit losses due to the failure of any counterparties to perform during the nine months ended September 30, 2001. Senior management of the Company is responsible for reviewing trading positions, exposures, profits and losses, trading strategies and hedging strategies on a daily basis.

The Company's significant industry concentration, primarily through the operations of DHS, which arises within its normal course of business activities, is with financial institutions for bank securities transactions.

The net cash balance decreased $1,644,278 during the nine months ended September 30, 2001. Net cash used by operating activities was $320,133.

Investing activities used $107,697 of cash during the nine months ended September 30, 2001, primarily for the purchase of computer equipment.

Financing activities used $1,216,448 of cash during the nine months ended September 30, 2001, primarily to purchase Company stock under a stock buy-back program.

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

Impact of Inflation and Other Factors
-------------------------------------

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

                       DIAMOND HILL INVESTMENT GROUP, INC.
                       -----------------------------------
                                              (Registrant)
                       -----------------------------------


Date     November 2, 2001                 /S/ Roderick H. Dillon, Jr.
         ----------------                 -------------------------------------
                                                   Roderick H. Dillon, Jr.
                                                   President, and Chief
                                                   Executive Officer

Date     November 2, 2001                 /S/ Jeffrey C. Barton
         ----------------                 -------------------------------------
                                                   Jeffrey C. Barton
                                                   Chief Financial Officer
                                                   (chief financial and chief
                                                   accounting officer)