Form 10KSB40
period 2001-12-31
DIAMOND HILL INVESTMENT GROUP INC
filed 2002-03-21
CIK 909108

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
                                             ------------------

                        Commission file number 000-24498
                                               ---------


                       DIAMOND HILL INVESTMENT GROUP, INC
                       ----------------------------------
                 (Name of small business issuer in its charter)


         Florida                                                65-0190407
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


   1105 Schrock Road, Suite 437, Columbus, Ohio            43229
   ------------------------------------------------------------------
   (Address of principal executive offices)              (Zip Code)

                    Issuer's telephone number (614) 848-5100
                                              --------------

         Securities registered under Section 12(b) of the Exchange Act:

    Title of each class      Name of each exchange on which registered

--------------------------------------------------------------------------------

         Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock, no par value
                           --------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X   No
                                                               ---      ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [x]

State issuer's revenues for its most recent fiscal year $1,161,304*
                                                        -----------
      * See Consolidated Statement of Operations.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of February 1, 2002:    1,347,145 Shares of Common Stock
          @ Bid of      $3.95 = $5,321,223
          @ Asked of    $4.00 = $5,388,580

State the number of shares outstanding of each of the issuer's classes of common equity, as of February 1, 2002:
          Common Stock: 1,449,966 shares

Transitional Small Business Disclosure Format (check one):
         Yes  X            No
            -----            -----

                                     PART I

ITEM 1: DESCRIPTION OF BUSINESS

General

Diamond Hill Investment Group, Inc. ("the Company") is a Florida corporation incorporated in April 1990. The Company has two subsidiary operating companies.

Diamond Hill Capital Management, Inc. ("DHCM"), an Ohio corporation, is a wholly-owned subsidiary of the Company and a registered investment adviser. DHCM is the Investment Adviser to the Diamond Hill Focus Fund, the Diamond Hill Small Cap Fund and the Diamond Hill Large Cap Fund, open-end mutual funds, and offers advisory accounts to institutional and individual investors. DHCM was also the Investment Adviser to the Diamond Hill Bank & Financial Fund, formerly The Banc Stock Group Fund, an open-end mutual fund, through November 30, 2000.

Diamond Hill Securities, Inc. ("DHS"), an Ohio corporation, formerly named Banc Stock Financial Services, Inc. is a wholly-owned subsidiary of DHCM and a broker-dealer specializing in the trading of bank stocks. DHS is registered with the Securities and Exchange Commission, the securities commissions of eight states (including Ohio), the District of Columbia and is a member of the National Association of Security Dealers (NASD). DHS trades securities on a fully-disclosed basis and clears customer transactions through an unaffiliated broker-dealer which also maintains the customer accounts. DHS is also a registered investment adviser specializing in securities in the financial services sector and offers advisory accounts to institutional and individual investors. Effective November 30, 2000, DHS became the Investment Adviser to the Diamond Hill Bank & Financial Fund, formerly The Banc Stock Group Fund.

The Company operates primarily as a holding company with investment advisory services provided by DHCM and DHS and broker-dealer operations conducted by DHS. The Company maintains a trading portfolio, primarily composed of securities in the financial services sector, to support the various activities of its subsidiaries, such as market making. References to the Company also include references to DHCM and DHS.

With the change in executive management in May of 2000, the Company has shifted its emphasis from its traditional investment related activities through its DHS subsidiary, to the investment advisory services of its DHCM subsidiary. DHCM manages portfolios of stocks representing interests in entities operating in various economic sectors, as opposed to a portfolio of bank stocks only. Staffing and costs associated with this shift and the various marketing initiatives at DHCM negatively impacted the Company in 2000 and 2001. Management believes that this process is necessary in order to achieve a critical threshold of assets under management to support operations in the future. However, there can be no assurance that the Company will be able to achieve the critical threshold of assets under management to support future operations.

Investment Advisory Activities

DHCM executes its investment strategies through fundamental research intended to identify companies with good growth prospects, and then calculates their intrinsic values with a proprietary valuation model. DHCM invests in companies that fall into a variety of investment categories; such as, large or small cap, growth or value. DHCM evaluates a company's prospects based upon its current business and financial positions, and makes five-year forecasts of the fundamentals, including a terminal valuation assumption using proprietary models.

Current portfolio products managed by DHCM include Focus Equity, Small Cap Equity, Large Cap Equity, and Balanced portfolios of stocks and bonds.

The Focus Equity product is comprised of typically 20-30 stocks, which are also included in the Small Cap Equity and Large Cap Equity products. These stocks are selected to comprise the Focus Equity portfolio based on the portfolio manager's view of their attractiveness. The Focus Equity product is offered to investors in a variety of formats depending on the size and structure of the client's account; separately managed accounts, "wrap programs" (explained below) or investment in the Diamond Hill Focus Fund ("DIAMX").

The Small Cap Equity and Large Cap Equity products are offered on a separate account basis, through "wrap programs" and through the Diamond Hill Small Cap Fund and the Diamond Hill Large Cap Fund.

All of the products are related to each other in the following ways. First, the stocks come from the same universe of the S&P 1500 combined with the Russell 2000. The Large Cap Equity portfolio is constructed by selecting approximately 30 to 50 stocks, at least 80% of which are among the largest 500 ("large cap") stocks, which currently means securities of companies with market capitalization greater than $5 billion. The remaining stocks in the portfolio (up to 20% of the 30 to 50 stocks) may or may not be small cap securities. The Small Cap Equity product is constructed by selecting approximately 30 to 50 stocks, at least 80% of which are securities of companies with market capitalization less than $5 billion.

Typically, an account with less than $100,000 is invested in the applicable mutual fund. Clients investing $100,000 to $1 million typically are managed in "wrap programs" where the investor pays a fee, based on assets under management, for a variety of financial products and for investment advisory and management services, brokerage services, including commissions, and other related services.

DHCM receives a portion of the "wrap fee" for managing the investor's assets. DHCM currently participates in wrap programs with DHS and Synovus Securities. Client accounts that are greater than $1 million are separately managed and may be in a "wrap program" or directly served by DHCM with a variety of banks and brokerage firms acting as custodian for each client account.

The Company also offers an alternative investment, the Diamond Hill Investment Partners, L.P. (DHIP), a limited partnership that invests and trades in securities. DHCM is the managing member of the DHIP general partner and offers interests in the partnership to certain high net worth clients who typically invest at least $1 million in the partnership.

DHCM develops business with clients through direct contact or strategic alliances. The primary geographic area is central Ohio, with current efforts outside this area on an opportunistic basis.

DHCM currently relies upon existing relationships where prospects have knowledge sufficient to have confidence in DHCM's policies. Many of these relationships are with former clients/contacts of DHCM associates. High net worth individuals, retirement plans and charitable foundations are the categories of clients DHCM expects to develop. Alliances with brokers, consultants, legal and financial advisors and selected individuals constitute a large part of the business development effort.

The financial services sector fund, principally community and regional bank stocks, is the Diamond Hill Bank & Financial Fund, formerly The Banc Stock Group Fund. DHS provides this product to individual accounts. DHS compiles extensive research on community and regional banks and evaluates profit potential of these banks over one, three, five and ten year horizons. DHS develops a Bank Presentation or Profile, which highlights: financial performance, peer group comparison, and geographic and demographic market factors. The Diamond Hill Bank & Financial Fund is constructed by selecting approximately 20-30 stocks from the financial services sector.

Market Making and Brokerage Activities

Historically, the Company's brokerage subsidiary has specialized in community and regional bank stocks, selecting those bank stocks which DHS believes to be most likely to show an increase in value over both the short and the long term. Market making and trading has been done primarily through DHS.

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

Trading Portfolio

Through DHS, the Company buys stocks, primarily in banks, with intent to resell such shares. Any stock bought for the trading portfolio will typically be resold, either at wholesale (to other brokers) or at retail to clients of DHS. The Company acquires securities from a variety of sources including other brokers, individuals, estates and bank trust departments. The Company maintains margin accounts with broker-dealers. These margin accounts are secured by the respective securities held by broker-dealers.

Regulation

The securities industry is subject to extensive regulation under both federal and state laws. The principal purpose of regulation of investment advisors and broker-dealers is the protection of retail investors in the securities markets rather than protection of stockholders of investment advisors and broker-dealers. The SEC is the federal agency charged with the administration of federal securities laws. The Ohio Division of Securities is charged with the administration and enforcement of the Ohio Securities Act. Much of the regulation of broker-dealers which do business on an interstate basis has been delegated by the SEC to self-regulatory organizations, principally the NASD and the national securities exchanges. These self-regulatory organizations adopt rules (which are subject to approval by the SEC), which govern the industry and conduct periodic examinations of member broker-dealers. Investment advisors are subject to regulation by the SEC and state securities commissions in the states in which they are registered.

The regulations to which broker-dealers are subject cover all aspects of the securities business, including sales methods, trading practices among broker-dealers, capital structure of securities firms, record keeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by regulatory organizations or changes in the interpretation or enforcement of existing laws and rules often affect directly the method of operation and profitability of broker-dealers. In addition, securities regulators may conduct administrative proceedings, which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees.

DHCM and DHS each operate in this highly regulated environment and are subject to examination and licensing requirements by federal and state authorities. DHS is subject to regulation by the SEC and the state securities regulatory agencies in the states in which it operates; DHS also is a member of the NASD. DHCM and DHS are registered investment advisers and subject to regulation by the SEC pursuant to the Investment Advisers Act of 1940.

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

Employees

The Company currently has 13 full-time employees, none of whom are members of a union. The Company generally believes that its relationship with employees is good.

SEC Filings

A Form 8-K dated January 14, 2002, was filed to report a change in the Company's independent accountants. This change is fully discussed here under item 8.

A Form 8-K dated December 15, 2000, was filed to report the change in the Company's fiscal year-end to December 31 from the last day of February. Therefore, this Form 10-KSB report includes financial statements for the year ended December 31, 2001 and the ten-month transition period from March 1, 2000 through December 31, 2000. The Company files Forms 10-KSB annually with the SEC and files Forms 10-QSB after each of the first three fiscal quarters.

The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

The Company will distribute copies of this Form 10-KSB to shareholders in lieu of preparing a separate annual report.




ITEM 2: DESCRIPTION OF PROPERTY

The Company leases approximately 7,600 square feet of office space in an office complex at 1105 Schrock Road, Suite 437, Columbus, Ohio 43229, from an unaffiliated third party for an aggregate current monthly rental of approximately $10,400. This lease expires July 31, 2002. The Company plans to move on or about May 10, 2002, to the Arena Office Building, 375 North Front Street, Suite 300, Columbus, Ohio 43215, a more strategic location in downtown Columbus. The Company has a 37-month sub-lease with an unaffiliated third party for approximately 8,500 square feet of office space in the Arena Office Building for a monthly rent of approximately $10,000.

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

                                     PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on the NASDAQ Small Cap Market under the symbol DHIL. The range of high and low prices for each quarter since January 1, 2000 are shown below:

Beginning Date             Ending Date               High        Low
----------------------------------------------------------------------------

January 1, 2000            March 31, 2000            $17.19      $8.13

April 1, 2000              June 30, 2000             $14.38      $6.25

July 1, 2000               September 30, 2000        $13.75      $5.63

October 1, 2000            December 31, 2000         $11.25      $8.13

January 1, 2001            March 31, 2001            $13.13      $7.81

April 1, 2001              June 30, 2001             $  8.75     $4.75

July 1, 2001               September 30, 2001        $  5.75     $4.75

October 1, 2001            December 31, 2001         $  4.82     $3.85




The source of this bid information is Bloomberg L.P. These quotations reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions. In addition, due to the relatively "thin" market in the Company's Common Stock, quoted prices cannot be considered indicative of any viable market for such stock. During the year ended December 31, 2001, approximately 806,000 shares of the Company's Common Stock were traded.

As of December 31, 2001, there were approximately 1,000 holders of record of common shares. The Company has not paid any dividends during the last two fiscal years and has no present intention of paying dividends.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements
--------------------------

Throughout this discussion, the Company may make forward-looking statements relating to such matters as anticipated operating results, prospects for achieving the critical threshold of assets under management, technological developments, economic trends (including interest rates and market volatility), expected transactions and acquisitions and similar matters. While the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate and accordingly, the actual results and experiences of the Company could differ materially from the anticipated results or other expectations expressed by the Company in its forward-looking statements. Factors that could cause such actual results or experiences to differ from results discussed in the forward-looking statements include, but are not limited to: economic conditions; volatility and direction of interest rates or market values of trading securities; governmental legislation and regulation; and other risks identified from time-to-time in the Company's other public documents on file with the SEC.

General
-------

With the change in executive management in May of 2000, the Company has shifted its emphasis from its traditional investment related activities through its DHS subsidiary, to the investment advisory services of its DHCM subsidiary. DHCM manages portfolios of stocks representing interests in entities operating in various economic sectors, as opposed to a portfolio of bank stocks only. Staffing and costs associated with this shift and the various marketing initiatives at DHCM negatively impacted the Company in 2000 and 2001. Management believes that this process was necessary in order to achieve a critical threshold of assets under management to support operations in the future. However, there can be no assurance that the Company will be able to achieve the critical threshold of assets under management to support future operations.

Year ended December 31, 2001 compared to Ten months ended December 31, 2000
---------------------------------------------------------------------------

Operating revenues for the year ended December 31, 2001 increased to $1,161,304 compared to $692,416 for the ten months ended December 31, 2000, a 67% increase. This increase results primarily from increases in revenue from market making and management fees and commissions.

The Company generated management fees of and commissions of $1,013,089 in 2001 compared to $967,979 for the ten months ended December 31, 2000 an increase of 5%. The increase is primarily attributable to increased commissions revenue. However, due to changes in personnel and other shifts in emphasis, a large client terminated their account effective June 30, 2001. This account, with the State of Ohio, represented assets under management that produced approximately $100,000 in management fees in the six months ended June 30, 2001 and $133,000 in management fees for the ten months ended December 31, 2000. In conjunction with the shift in emphasis to the investment advisory services of DHCM, a program has been initiated to attempt to gather new assets under management at DHCM. However, there can be no assurance that the Company will be able to achieve the critical threshold of assets under management at DHCM to support future operations.

Market making gains and losses were gains of $148,215 in 2001 compared to losses of $308,545 for the ten months ended December 31, 2000 a 148% increase. Losses in 2000 resulted primarily from financial services sector securities. Market values in the small-capitalization banking sector experienced a significant correction in the second fiscal quarter of 1998, which continued through the fourth quarter of 2000. The market values on these securities generally stabilized or increased in 2001. The trading portfolios of the Company and its subsidiaries have been reduced significantly by liquidation, and management is unable to predict how future fluctuations in market values will impact the performance of the Company's remaining trading portfolios. Revenues from investment banking for the year ended December 31, 2001 decreased to $0 compared to $32,982 for the ten months ended December 31, 2000, a decrease of 100%. Because of the weakness in the regional and community banking sector, the Company has not engaged in any investment banking transactions since November 1999. There are no investment banking engagements in progress and none are being pursued.

Operating expenses for the year ended December 31, 2001 increased to $3,901,928 compared to $2,873,871 for the ten months ended December 31, 2000, an increase of 36%. Generally, the increase is due to the fact that 2001 includes twelve months whereas 2000 includes only ten months. Salaries, benefits and payroll taxes increased to $1,775,276 in 2001 from $1,179,994 in 2000, an increase of 50%. This increase reflects personnel hired to position DHCM for the anticipated growth of assets under management. Brokers' commission expense decreased to $175,734 in 2001 compared to $490,556 in 2000 a decrease of 64%. In conjunction with the Company's shift in emphasis from its traditional investment related activities through DHS, to the investment advisory services of DHCM, the Company's former retail broker representatives are now employed by unaffiliated broker-dealers. This transition was completed in early December 2000, causing the reduction of brokers' commission expense. Professional fees increased to $693,289 in 2001 compared to $374,893 in 2000, an increase of 85%. This increase results from expenses related to the formation of the Diamond Hill Focus, Small Cap and Large Cap mutual funds and the Diamond Hill Investment Partners, L.P., and other fees related to changes in the emphasis of the Company. General and administrative expenses increased to $1,257,629 in 2001 compared to $828,428 in 2000, an increase of 52%. This resulted from increases in a number of expenses including marketing, travel and adjustments to previous expense accruals.

Other revenue and expenses for 2001 increased to net other revenue of $1,089,148 compared to net other expense of $1,558,140 in 2000, an increase of 171%. This increase results primarily from increases in revenue from portfolio gains in 2001 versus significant portfolio losses and a write off of goodwill in 2000.

Portfolio gains and losses were gains of $893,039 in 2001, compared to losses of $1,205,640 in 2000, an increase of 174%. These trading gains result primarily from increases in market values of investments in mutual funds and limited partnership interests in 2001 compared to a decline in the value of the Company's portfolio in 2000. Management is unable to predict how future fluctuations in market values will impact the performance of the Company's trading and investment portfolios. In 2000, the Company wrote off its $371,037 investment in ShareholderOnline, Inc. along with the write off of $309,745 in goodwill, this compares to no such write-offs in 2001. Dividend income declined in 2001 to $129,471 compared to $288,787, a decrease of $159,316 or 55%, this is due to a significant reduction in the Company's portfolio of bank stocks (many of which pay dividends) and lower interest rates on money market balances.


Ten Months Ended December 31, 2000, Compared to Year Ended February 29, 2000
----------------------------------------------------------------------------

Operating revenues for the ten months ended December 31, 2000 decreased to $692,416 compared to $3,221,124 for the year ended February 29, 2000. This decrease results primarily from a large decrease in commissions and investment banking due to the change in emphasis of the business.

The Company generated management fees and commission revenue of $967,979 for the ten months ended December 31, 2000 compared to $2,506,216 for the year ended February 29, 2000, a decrease of 61%. The decrease is primarily attributable to decreased commissions revenue due to changes in personnel and other shifts in emphasis in 2000. In conjunction with the shift in emphasis to the investment advisory services of DHCM, a program has been initiated to attempt to gather new assets under management at DHCM. However, there can be no assurance that the Company will be able to achieve the critical threshold of assets under management at DHCM to support future operations. Market making gains and losses were losses of $308,545 for the ten months ended December 31, 2000 compared to gains of $65,477 for the year ended February 29, 2000. These losses resulted primarily from financial services sector securities. Market values in the small-capitalization banking sector experienced a significant correction and subsequent volatility beginning in the second fiscal quarter of 1998, which continued through the fourth quarter of 2000. The trading portfolios of the Company and its subsidiaries have been reduced significantly by liquidation, and management is unable to predict how future fluctuations in market values will impact the performance of the Company's remaining trading portfolios. Revenues from investment banking for the ten months ended December 31, 2000 decreased to $32,982 compared to $649,431 for the year ended February 29, 2000, a decrease of 95%. Because of the weakness in the regional and community banking sector, the Company has not engaged in any investment banking transactions since November 1999. There are no investment banking engagements in progress and none are being pursued.

Operating expenses for the ten months ended December 31, 2000 decreased to $2,873,871 compared to $4,006,035 for the year ended February 29, 2000, a decrease of 28%. Salaries, benefits and payroll taxes increased to $1,179,994 for the ten months ended December 31, 2000 from $1,075,286 for the year ended February 29, 2000, an increase of 10%. This increase reflects personnel hired to position DHCM for the anticipated growth of assets under management. Brokers' commission expense decreased to $490,556 for the ten months ended December 31, 2000 compared to $1,211,532 for the year ended February 29, 2000 a decrease of 60%. In conjunction with the Company's shift in emphasis from its traditional investment related activities through DHS, to the investment advisory services of DHCM, the Company's former retail broker representatives are now employed by unaffiliated broker dealers. This transition was started in 2000, causing the reduction of brokers' commission expense. Professional fees decreased to $374,893 for the ten months ended December 31, 2000 compared to $450,754 for the year ended February 29, 2000, a decrease of 17%. This is primarily due to comparing a ten-month period to a twelve month period. General and administrative expenses decreased to $828,428 for the ten months ended December 31, 2000 compared to $1,268,463 for the year ended February 29, 2000, a decrease of 35%. This decrease resulted from reductions of a number of expenses including, investment banking, travel and goodwill amortization.

Other revenue and expenses for the ten months ended December 31, 2000 increased to net other expense of $1,558,140 compared to net other expense of $140,660 for the year ended February 29, 2000, an increase of 1008%. This increase results primarily from increases in trading losses and the write off of the investment in ShareholderOnline, Inc. and a goodwill write off in the ten months ended December 31, 2000 versus no such write offs the year ended February 29, 2000. Portfolio losses were $1,205,640 for the ten months ended December 31, 2000, compared to $293,449 in losses for the year ended February 29, 2000 an increase of 311%.

Equity in ShareholderOnline's earnings was a loss of $371,037 for the ten months ended December 31, 2000 compared to a loss of $176,040 for the year ended February 29, 2000. ShareholderOnline's loss is attributable to the depressed market values in the small-capitalization banking sector which continued throughout the year. These conditions affected the market value of ShareholderOnline's portfolio of community bank stocks.

Liquidity and Capital Resources
-------------------------------

Approximately 5% of the value of the Company's trading portfolio is comprised of small capitalization bank stocks which are thinly traded and there can be no assurance that active markets will develop. The failure of such markets to develop could negatively affect the Company's operations and financial condition. Approximately 95% of the Company's trading portfolio is readily marketable. Investments in securities traded on national securities markets and securities not traded on national securities markets, but with readily ascertainable market values, are valued at market value. Other securities, for which market quotations are not readily available, due to infrequency of transactions, are valued at fair value as determined in good faith by management of the Company. While management employs objective criteria to ascertain these values, there is no independent benchmark by which the values assigned by management can be judged. Accordingly, the value of these securities may be overstated.

As of December 31, 2001, the Company had working capital of approximately $6,600,000 compared to $9,000,000 at December 31, 2000. The decrease is due to operating activities, which includes the net loss in 2001, and using working capital to purchase Company common stock. Working capital includes cash, securities owned and accounts and notes receivable, net of all liabilities. The Company has no long-term debt.

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

In the normal course of business, DHS is a market maker for a limited number of community bank stocks and quotes bid and ask prices for those stocks. In the event of sudden price movements, DHS may be required to honor a quote at an undesirable price. DHS attempts to control this risk by monitoring markets closely and updating quotes as required, and generally limits its quotes to 100 or 200 shares of a given bank stock.

In the normal course of business, the Company may sell securities it has not yet purchased (short sales) for its own account, and may write options. The establishment of short positions and option contracts exposes the Company to off-balance sheet market risks in the event prices change, as the Company may be obligated to cover such positions at a loss.

At December 31, 2001, the Company had no short security positions, had not written any option contracts, and did not own any options. The Company did not experience any credit losses due to the failure of any counterparties to perform during the year ended December 31, 2001. Senior management of the Company is responsible for reviewing trading positions, exposures, profits and losses, trading strategies and hedging strategies on a daily basis.

The Company's most significant industry concentration, which arises primarily through the operation of DHS within its normal course of business activities, is with banks and financial institutions.

The Company's net cash balance decreased $2,269,202 during the year ended December 31, 2001. Net cash used by operating activities was $680,894. The primary use of cash flow was the net loss of $1,502,533.

Investing activities used $34,882 of cash during 2001, primarily from the acquisitions of property and equipment.

Financing activities used $1,553,426 of cash during 2001, entirely from the purchase of Company common stock.

The Company's net cash balance increased by $541,957 during the ten months ended December 31, 2000. Net cash provided by operating activities was $145,768. The net loss was the most significant use of cash in the period although investment portfolio sales and other transactions more than offset the net loss.

Investing activities provided $2,670 of cash during the ten months ended December 31, 2000, primarily from the disposal of computer equipment.

Financing activities provided $393,519 of cash during the ten months ended December 31, 2000, primarily from the sale of treasury stock.

The operations of the Company are funded primarily by investment management fees and revenue from the trading portfolio. Management believes that the Company's existing resources, including available cash and cash provided by operating activities, will be sufficient to satisfy its working capital requirements in the foreseeable future. However, no assurance can be given that additional funds will not be required. To the extent that returns on investments are less than anticipated, or expenses are greater than anticipated, the Company may be required to reduce its activities, liquidate the trading portfolio or seek additional financing. Further, this additional financing may not be available on acceptable terms, if at all. No significant capital expenditures are expected in the foreseeable future.

Impact of Inflation and Other Factors
-------------------------------------

The Company's operations have not been significantly affected by inflation. The Company's trading portfolios of equity securities, primarily in the community-banking sector, are carried at current market values. Therefore, the Company's profitability is affected by general economic and market conditions, including volatility in the banking sector, the volume of securities trading and fluctuations in interest rates.

The Company's business is also subject to government regulation and changes in legal, accounting, tax and other compliance requirements. Changes in these regulations may have a significant effect on the Company's operations.

The Revenue Reconciliation Act of 1993 includes Mark-to-Market Rules, which essentially require securities dealers to include unrealized gains on their trading portfolios, in taxable income for income tax purposes. Accordingly, these Rules have a materially adverse impact on the Company's cash flow because tax payments are greater than would otherwise be required.

ITEM 7: FINANCIAL STATEMENTS





                       DIAMOND HILL INVESTMENT GROUP, INC.


                        CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                   AND THE TEN MONTHS ENDED DECEMBER 31, 2000

                   TOGETHER WITH INDEPENDENT AUDITOR'S REPORT

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Diamond Hill Investment Group, Inc.
Columbus, Ohio

We have audited the consolidated statement of financial condition of Diamond Hill Investment Group, Inc. and its subsidiaries as of December 31, 2001, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Diamond Hill Investment Group, Inc. and its subsidiaries as of December 31, 2000, were audited by other auditors whose report dated February 27, 2001, expressed an unqualified opinion on those statements.

We have conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diamond Hill Investment Group, Inc. and its subsidiaries as of December 31, 2001, and the consolidated results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Longanbach, Giusti, Kuck & Hornberger, LLC
Columbus, Ohio
February 1, 2002

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Diamond Hill Investment Group, Inc.:

In our opinion, the consolidated statements of operations, cash flows and changes in shareholders' equity for the ten month period ended December 31, 2000 (appearing on pages 21 through 23 of the Diamond Hill Investment Group, Inc.'s 2001 Form 10-KSB) present fairly, in all material respects, the results of operations and cash flows of Diamond Hill Investment Group, Inc. and its subsidiaries for the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the consolidated financial statements of Diamond Hill Investment Group, Inc. for any period subsequent to December 31, 2000.

PricewaterhouseCoopers LLP
Columbus, Ohio
February 27, 2001

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
              ----------------------------------------------------
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                  ---------------------------------------------
                             AS OF DECEMBER 31, 2001
                             -----------------------

                                     AUDITED
                                     -------



                                     ASSETS
                                     ------
Cash and equivalents                                                         $  1,174,026
Investment portfolio:
      Mutual fund shares and limited partnership interests                      4,372,394
      Marketable equity securities, at market value                               241,710
      Not readily marketable equity securities, at estimated fair value           316,656
Accounts receivable:
      Affiliates                                                                   56,968
      Pending settlements and other                                                34,222
      Refundable income taxes                                                     414,251
Property and equipment, net of accumulated depreciation of $207,877               139,737
Deposits and other                                                                113,783
                                                                             ------------

            Total assets                                                     $  6,863,747
                                                                             ============


                                   LIABILITIES
                                   -----------
                                                                             ------------

Accrued expenses                                                                  491,767
                                                                             ------------

            Total liabilities                                                     491,767
                                                                             ------------


                              SHAREHOLDERS' EQUITY
                              --------------------
                                                                             ------------

Preference stock, 10,000,000 shares authorized,                                         -
            none issued or outstanding
Common stock: (note 3)
      No par value, 30,000,000 shares authorized,
            1,821,972 shares issued and 1,479,766 shares outstanding           10,023,703
      Treasury stock, at cost
            (342,206 shares)                                                   (2,101,810)
      Deferred compensation                                                       (36,793)
Retained deficit                                                               (1,513,120)
                                                                             ------------

            Total shareholders' equity                                          6,371,980
                                                                             ------------

            Total liabilities and shareholders' equity                       $  6,863,747
                                                                             ============







  The accompanying notes are an integral part of these consolidated financial statements.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
              ----------------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
  FOR THE YEAR ENDED DECEMBER 31, 2001 AND TEN MONTHS ENDED DECEMBER 31, 2000
  ---------------------------------------------------------------------------

                                     AUDITED
                                     -------

                                                                               YEAR            TEN MONTHS
                                                                               ENDED              ENDED
                                                                             12/31/2001        12/31/2000
                                                                             -----------       -----------

OPERATING REVENUES:
     Management fees and commissions                                         $ 1,013,089       $   967,979
     Market making gains and (losses)                                            148,215          (308,545)
     Investment banking                                                                -            32,982
                                                                             -----------       -----------

         Total operating revenues                                              1,161,304           692,416
                                                                             -----------       -----------

OPERATING EXPENSES:
     Salaries, benefits and payroll taxes                                      1,775,276         1,179,994
     Brokers' commission                                                         175,734           490,556
     Professional fees                                                           693,289           374,893
     General and administrative                                                1,257,629           828,428
                                                                             -----------       -----------

         Total operating expenses                                              3,901,928         2,873,871
                                                                             -----------       -----------

OPERATING LOSS                                                                (2,740,624)       (2,181,455)
                                                                             -----------       -----------

OTHER REVENUE AND EXPENSES:
     Portfolio gains and (losses)                                                893,039        (1,205,640)
     Write off of goodwill of liquidated subsidiary                                    -          (309,745)
     Write off of investment in ShareholderOnline, Inc.                                -          (371,037)
     Dividend income                                                             129,471           288,787
     Interest and other income                                                    67,131            46,137
     Interest expense                                                               (493)           (6,642)
                                                                             -----------       -----------

         Total other revenue and expenses                                      1,089,148        (1,558,140)
                                                                             -----------       -----------

LOSS BEFORE TAXES                                                             (1,651,476)       (3,739,595)

INCOME TAX PROVISION (CREDIT)                                                   (148,943)         (632,500)
                                                                             -----------       -----------

LOSS BEFORE EQUITY IN NET EARNINGS                                            (1,502,533)       (3,107,095)
     OF AFFLIATED COMPANY

Equity in net losses of ShareholderOnline, Inc.                                        -           (60,680)
                                                                             -----------       -----------

NET LOSS                                                                     $(1,502,533)      $(3,167,775)
                                                                             ===========       ===========


     BASIC EARNINGS (LOSS) PER SHARE                                         $     (0.93)      $     (1.86)
                                                                             ===========       ===========

     DILUTED EARNINGS (LOSS) PER SHARE                                       $     (0.93)      $     (1.86)
                                                                             ===========       ===========


  The accompanying notes are an integral part of these consolidated financial statements.

              DIAMOND HILL INVESTMENT GROUP, INC. and SUBSIDIARIES
              ----------------------------------------------------
           CONSOLIDATED STATEMENTS of CHANGES in SHAREHOLDERS' EQUITY
           ----------------------------------------------------------
 FOR THE YEAR ENDED DECEMBER 31, 2001 and TEN MONTHS ENDED DECEMBER 31, 2000
 ---------------------------------------------------------------------------

                                     AUDITED
                                     -------

                                                            Class A                       Class C
                                                  ----------------------------   -------------------------

                                                      Shares                         Shares
                                                   Outstanding        Amount     Outstanding       Amount
                                                  ------------    ------------   ------------    ---------
Balance at February 29, 2000                         1,667,363      $9,317,203         24,000            -

Conversion of Class C to Class A (10% per year)         24,000               -        (24,000)           -

Stock options and warrants
          compensation expense                               -          68,500              -            -

Deferred compensation related to
         stock options and warrants                          -          81,500              -            -

Amortization of deferred compensation                        -               -              -            -

Purchase of treasury stock                             (20,461)              -              -            -

Sale of treasury stock                                  70,000          95,544              -            -

Net loss                                                     -               -              -            -

                                                  ------------    ------------   ------------    ---------
Balance at December 31, 2000                         1,740,902       9,562,747              -            -

Amortization of deferred compensation                        -               -              -            -

Purchase of treasury stock                            (261,136)              -              -            -

Reverse treasury sale                                        -         460,956              -            -

                                                  ------------    ------------   ------------    ---------
Balance at December 31, 2001                         1,479,766     $10,023,703              -     $      -
                                                  ============    ============   ============    =========




                                                                                    Retained
                                                    Treasury        Deferred        Earnings         Total
                                                     Stock        Compensation      (Deficit)
                                                  ------------    ------------    ------------    ------------
Balance at February 29, 2000                         ($385,403)       ($22,778)     $3,157,188     $12,066,210

Conversion of Class C to Class A (10% per year)              -               -               -               -

Stock options and warrants
          compensation expense                               -               -               -          68,500

Deferred compensation related to
         stock options and warrants                          -         (81,500)              -               -

Amortization of deferred compensation                        -          31,128               -          31,128

Purchase of treasury stock                            (162,981)              -               -        (162,981)

Sale of treasury stock                                 460,956               -               -         556,500

Net loss                                                     -               -      (3,167,775)     (3,167,775)

                                                  ------------    ------------    ------------    ------------
Balance at December 31, 2000                           (87,428)        (73,150)        (10,587)      9,391,582

Amortization of deferred compensation                        -          36,357               -          36,357

Purchase of treasury stock                          (1,553,426)              -               -      (1,553,426)

Reverse treasury sale                                 (460,956)              -               -               -

Net loss                                                     -               -      (1,502,533)     (1,502,533)

                                                  ------------    ------------    ------------    ------------
Balance at December 31, 2001                       ($2,101,810)       ($36,793)    ($1,513,120)     $6,371,980
                                                  ============    ============    ============    ============


  The accompanying notes are an integral part of these consolidated financial statements.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
              ----------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
   FOR THE YEAR ENDED DECEMBER 31, 2001 AND TEN MONTHS ENDED DECEMBER 31, 2000
   ---------------------------------------------------------------------------

                                     AUDITED
                                     -------

                                                                                    YEAR        TEN MONTHS
                                                                                    ENDED          ENDED
                                                                                 12/31/2001     12/31/2000
                                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                   $(1,502,533)   $(3,167,775)
      Adjustments to reconcile net loss
      to net cash provided by (used in) operating activities:
          Depreciation and amortization                                               67,009         60,532
          Write off of goodwill of liquidated subsidiary                                   -        309,745
          Loss on disposal of property and equipment                                   2,613
          Bad debt expense (recovery)                                                (14,025)       115,837
          Stock options and warrants compensation expense                                  -         68,500
          Amortization of deferred compensation                                       36,357         31,128
          Deferred taxes                                                                   -       (150,500)
          Equity in undistributed losses of ShareholderOnline, Inc.                        -        (20,157)
          Write off of investment in ShareholderOnline, Inc.                               -        371,037
          Unrealized (gain) loss                                                    (394,880)       469,559
          (Increase) decrease in certain assets-
              Investment portfolio                                                   590,438      1,830,726
              Mortgage participation notes                                           223,500         26,100
              Accounts receivable                                                    (33,433)        57,477
              Other accounts receivable                                              123,789        745,234
              Refundable income taxes                                                 96,966       (254,217)
              Other assets                                                            60,573         43,271
          Increase (decrease) in certain liabilities-
              Unearned commissions                                                         -        (94,800)
              Accounts payable to broker-dealers and other                            (1,698)       (78,036)
              Accrued expenses and other                                              64,430       (217,893)
                                                                                 -----------    -----------
                 Net cash provided by (used in) operating activities                (680,894)       145,768
                                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                             (54,628)       (19,964)
      Proceeds from disposal of property and equipment                                19,746         22,634
                                                                                 -----------    -----------
                 Net cash provided by (used in) investing activities                 (34,882)         2,670
                                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Purchase of treasury stock                                                  (1,553,426)      (162,981)
      Sale of treasury stock                                                               -        556,500
                                                                                 -----------    -----------
                 Net cash provided by (used in) financing activities              (1,553,426)       393,519
                                                                                 -----------    -----------

NET INCREASE (DECREASE) IN CASH                                                   (2,269,202)       541,957

CASH, BEGINNING OF PERIOD                                                          3,443,228      2,901,271
                                                                                 -----------    -----------

CASH, END OF PERIOD                                                               $1,174,026     $3,443,228
                                                                                 ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

      Cash paid during the period for:
          Interest                                                                      $493         $3,414
          Income taxes                                                                     -              -

  The accompanying notes are an integral part of these consolidated financial statements.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000


Note 1   ORGANIZATION AND NATURE OF BUSINESS
         -----------------------------------


         Diamond Hill Investment Group, Inc. (the Company) is a Florida corporation incorporated in April 1990. The Company has two subsidiary operating companies.

         Diamond Hill Capital Management, Inc., (DHCM) is a wholly owned subsidiary of the Company and a registered investment adviser. DHCM is the Investment Adviser to the Diamond Hill Focus Fund, Diamond Hill Small Cap Fund and Diamond Hill Large Cap Fund, open-end mutual funds, and Diamond Hill Investment Partners, L.P. and offers advisory accounts to institutional and individual investors. DHCM was also the Investment Adviser to the Diamond Hill Bank & Financial Fund, formerly The Banc Stock Group Fund, an open-end mutual fund, through November 30, 2000.

         Diamond Hill Securities, Inc. (DHS), an Ohio corporation, formerly named Banc Stock Financial Services, Inc. is a wholly owned subsidiary of DHCM and an NASD registered broker-dealer. DHS is registered with the Securities and Exchange Commission, the securities commissions of eight states (including Ohio) and the District of Columbia. DHS trades securities on a fully-disclosed basis and clears customer transactions through an unaffiliated broker-dealer that also maintains the customer accounts. DHS is also a registered investment adviser and offers advisory accounts to institutional and individual investors. Effective November 30, 2000, DHS became the Investment Adviser to the Diamond Hill Bank & Financial Fund, formerly The Banc Stock Group Fund.

Note 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses for the periods. Actual results could differ from those estimates. The following is a summary of the Company's significant accounting policies:

         Reclassifications
         -----------------

         Certain prior year amounts have been reclassified to conform to the current year financial presentation.

         Principles of Consolidation
         ---------------------------

         The accompanying consolidated financial statements include the operations of the Company, DHCM and DHS. All material inter-company transactions and balances have been eliminated in consolidation.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000


Note 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
         ------------------------------------------

         Cash
         ----

         The Company has defined cash as demand deposits and money market accounts.

         Valuation of Trading Portfolio
         ------------------------------

         Securities and related options traded on national securities markets and securities not traded on national securities markets, but with readily ascertainable market values, are valued at market value. Other securities, for which market quotations are not readily available, due to infrequency of transactions, are valued at fair value as determined in good faith by the management of the Company. Realized and unrealized gains and losses are included in trading profits.

         Limited Partnership Interests
         -----------------------------

         DHCM is the managing member of Diamond Hill General Partner, LLC, the General Partner of Diamond Hill Investment Partners (DHIP), L.P., a limited partnership whose underlying assets consist of marketable securities. DHCM's investment in DHIP is accounted for using the equity method, under which DHCM's share of the net earnings or losses of the partnership is reflected in income as earned and distributions received are reflected as reductions of the investment. The Company is actively seeking additional unaffiliated investors for DHIP and, if successful, seeks to reduce DHCM's percentage ownership significantly.

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

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000


Note 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
         ------------------------------------------

         Earnings Per Share
         ------------------

         Basic and diluted earnings per common share are computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." A reconciliation of the numerators and denominators used in these calculations is shown below:


         For the year ended December 31, 2001:

                             Numerator     Denominator     Amount
                            -----------    -----------     ------

         Basic Earnings     $(1,502,533)     1,617,088     $(0.93)

         Diluted Earnings   $(1,502,533)     1,617,088     $(0.93)


         For the 10 months ended December 31, 2000:

                              Numerator     Denominator    Amount
                             -----------    -----------    -------

          Basic Earnings     $(3,167,775)     1,703,992     $(1.86)

          Diluted Earnings   $(3,167,775)     1,703,992     $(1.86)


         Stock options and warrants have not been included in the denominator of the diluted per-share computations because the effect of their inclusion would be anti-dilutive.

         Investment in ShareholderOnline, Inc.
         -------------------------------------

         ShareholderOnline, Inc., an Ohio corporation that planned to establish an electronic stock information service and alternative trading system, was under common management with the Company through April 27, 2000. Because of the common management, the Company's 16% ownership interest in ShareholderOnline, Inc. was accounted for on the equity method of accounting through the end of April 2000. During 1999, ShareholderOnline, Inc. formalized its plans to raise additional capital to launch its operations. Also, the Boards of Directors of the Company and ShareholderOnline, Inc. recognized that separate management was required to effectively execute ShareholderOnline Inc.'s business plan, and on April 27, 2000, the President and CEO of ShareholderOnline, Inc. resigned his positions with the Company to devote his full attention to ShareholderOnline, Inc.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000


Note 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
         ------------------------------------------

         Investment in ShareholderOnline, Inc. (Continued)
         -------------------------------------

         During 2000, ShareholderOnline, Inc. began pursuing separate investment and financing alternatives. The use of the equity method of accounting for the investment in ShareholderOnline, Inc. was discontinued as of May 1, 2000. The President and CEO of ShareholderOnline, Inc. subsequently resigned his positions with ShareholderOnline, Inc., effective October 19, 2000. Because of ShareholderOnline's unsuccessful attempts to raise additional capital through December 31, 2000, the Company has written off its investment in ShareholderOnline, Inc. This resulted in a write off of $371,037 in 2000 including the Company's investment account balance and accounts receivable balances.

         Fair Value of Financial Instruments
         -----------------------------------

         Substantially all of the Company's financial instruments are carried at fair value or amounts approximating fair value. Assets, including accounts receivable, mortgage participation notes, notes and interest receivable and securities owned are carried at amounts that approximate fair value. Similarly, liabilities, including accounts payable and accrued expenses are carried at amounts approximating fair value.

Note 3   CAPITAL STOCK
         -------------

         Stock Split
         -----------

         Effective September 26, 2001, the Company completed a 1 for 5 reverse stock split of its common stock. All share amounts have been retroactively adjusted to reflect the split.

         Common Stock
         ------------

         Effective December 1, 2000, the Company has only one class of securities, Common Stock.

         Treasury Stock
         --------------

         On July 17, 2000, the Company announced a program to repurchase up to 400,000 shares of its Common Stock through open market purchases and privately negotiated transactions. During the ten months ended December 31, 2000, the Company purchased 20,461 shares for $162,981. For the year ended December 31, 2001, the Company purchased 261,136 shares for $1,553,426.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000


Note 3   CAPITAL STOCK (Continued)
         -------------

         Authorization of Preference Stock
         ---------------------------------

         The Company's Articles of Incorporation authorize the issuance of 10,000,000 shares of "blank check" preference stock with such designations, rights and preferences, as may be determined from time to time by the Company's Board of Directors. The Board of Directors is empowered, without shareholder approval, to issue preference stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting or other rights of the holders of the Common Stock. There were no shares of preference stock issued or outstanding at December 31, 2001 or 2000.

Note 4   TRADING PORTFOLIO
         -----------------

         Investment portfolio balances of as December 31, 2001, are comprised of the following:

                                                             Unrealized    Unrealized
                                     Market        Cost         Gains        Losses
                                   ----------   ----------   ----------    ----------

          Mutual fund shares and
          limited partnership
          interest                 $4,372,394   $4,171,975     $200,419    $        -

          Marketable equity
          securities                  241,710      290,948            -       (49,238)

          Not readily marketable
          equity securities
                                      316,656      412,994       11,825      (108,163)
                                   ----------   ----------   ----------    ----------

          Total                    $4,930,760   $4,875,917     $212,244     $(157,401)
                                   ==========   ==========   ==========    ==========

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000


Note 4   TRADING PORTFOLIO (Continued)
         -----------------

         Investment portfolio balances of as December 31, 2000, are comprised of the following:

                                                             Unrealized     Unrealized
                                     Market        Cost        Gains         Losses
                                   ----------   ----------   ----------    ----------

          Marketable equity
          securities               $5,001,830   $5,298,455     $488,169     $(784,794)

          Not readily marketable
          equity securities
                                      124,488      167,900       12,593       (56,005)
                                   ----------   ----------   ----------    ----------

          Total                    $5,126,318   $5,466,355     $500,762     $(840,799)
                                   ==========   ==========   ==========    ==========

         Marketable equity securities at December 31, 2001 and 2000, consist primarily of bank stocks, at market value, as follows:

                                                                             2001         2000
                                                                       ----------   ----------

          Traded on national securities market                           $ 65,702   $3,364,015

          Not traded on a national  securities  market,  but readily
          ascertainable market value                                      176,008    1,637,815
                                                                       ----------   ----------

          Total                                                          $241,710   $5,001,830
                                                                       ==========   ==========

         As of December 31, 2001, the Company had four individual equity security investments representing 40%, 27%, 17% and 11% of its marketable equity securities.

         DHCM is the managing member the General Partner of Diamond Hill Investment Partners, L.P., whose underlying assets consist primarily of marketable securities. The General Partner is contingently liable for all of the partnership's liabilities.

         Summary financial information, including the Company's carrying value and income from this partnership at December 31, 2001 and for the year then ended, is as follows:

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000


Note 4   TRADING PORTFOLIO (Continued)
         -----------------

                                                Amount

          Total assets                        $7,471,405
          Total liabilities                    2,095,748
          Net assets                           5,375,657
          Net fair market value of earnings      109,399

          DHCM's carrying value                3,070,996
          DHCM's income for 2001                  70,996


         DHCM's income from this partnership includes its pro-rata capital allocation and its share of an incentive allocation from the limited partners. In addition, DHCM earns an administrative fee payable quarterly at the rate of .25% of the value of the limited partners' capital accounts.


Note 5   MARGIN ACCOUNTS PAYABLE TO BROKER-DEALERS
         -----------------------------------------

         The Company had no margin accounts payable to broker-dealers as of December 31, 2001, or as of December 31, 2000. These accounts bear interest at variable rates that approximate the Broker Call Rate. These margin accounts are secured by the securities held by broker-dealers.

Note 6   RELATED PARTY TRANSACTIONS
         --------------------------

         The Company and ShareholderOnline, Inc. were under common management through April 27, 2000. Certain expenses were paid by the Company and allocated to ShareholderOnline, Inc. based upon predetermined percentages as approved by the officers of the Company and ShareholderOnline, Inc. Operating expenses in the allocation were primarily salaries and benefits. Total expenses allocated to ShareholderOnline, Inc. were zero for the year ended December 31, 2001 and $81,665 for the ten months ended December 31, 2000.

Note 7   INCOME TAXES
         ------------

         The Company files a consolidated Federal income tax return. It is the policy of the Company to allocate the consolidated tax provision to subsidiaries as if each subsidiary's tax liability or benefit were determined on a separate company basis. As part of the consolidated group, subsidiaries transfer to the Company their current Federal tax liability or assets.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000


Note 7   INCOME TAXES
         ------------

                                                      2001         2000
                                                    ---------    ---------

          Current income tax provision (benefit)    $(148,943)   $(482,000)
          Deferred income tax provision (benefit)           -     (150,500)
                                                    ---------    ---------

          Provision (benefit) for income taxes      $(148,943)   $(632,500)
                                                    =========    =========

         A reconciliation of income tax expense at the statutory rate to the Company's effective rate is as follows:

                                                            2001    2000
                                                           ------  ------

          Income tax expense expected statutory rate           34%     34%
          Prior year provision adjustment                       9       0
          Dividends received deduction                         -2      -2
          Unrealized gain                                      -7       0
          Goodwill amortization                                 0      -3
          Valuation allowance                                 -25     -12
                                                           ------  ------
          Income tax expense effective rate                     9%     17%
                                                           ======  ======

         Deferred tax assets and liabilities consist of the following at December 31, 2001, and 2000:

                                                                                      2001              2000
                                                                                   -----------        --------

          Deferred tax benefit of NOL carryforward                                 $  868,000       $  349,000
          Deferred tax benefit of stock options and warrants                           74,000           65,000
          Deferred tax benefit of investment write down                               126,000          126,000
          Deferred tax benefit (liabilities) on unrealized gains on
          securities                                                                  (13,000)          91,000
          Valuation allowance                                                      (1,055,000)        (631,000)
                                                                                   -----------        --------

          Deferred taxes                                                           $       -        $       -
                                                                                   ===========      ==========

         As of December 31, 2001, the Company and its subsidiaries had net operating loss (NOL) carry forwards for tax purposes of approximately $3,000,000. These NOL's will expire in 2016. Any future changes in control may limit the availability of NOL carryforwards.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000


Note 8   OPERATING LEASES
         ----------------

         The Company leases office space and a vehicle under operating leases. Total lease expenses were approximately $133,000 in the year ended December 31, 2001 and $106,000 for the ten months ended December 31, 2000. The future minimum lease payments under existing leases are as follows:

                          Year Ended                     Amount
               ----------------------------------     --------------

                             2002                  $        123,500
                             2003                           120,000
                             2004                           120,000
                             2005                            50,000
                                                      --------------

                             Total                 $        413,500
                                                      ==============

Note 9   EMPLOYEE INCENTIVE PLANS
         ------------------------

              Incentive Compensation Plan
              ---------------------------
              All full-time employees of the Company are eligible to participate in the Diamond Hill Investment Group Incentive Compensation Plan. The Plan provides that a bonus fund will be established in an amount equal to 20% of the pre-tax realized profits of the Company in excess of a 15% pre-tax return on equity. The amount of the bonus fund is calculated each fiscal quarter on a cumulative basis. The allocation of the bonus fund is to be made by the President of the Company. The Company did not incur any expense under the Plan for the years ended December 31, 2001 and 2000.

              Stock Option Plan
              -----------------
              The Company has a Non-Qualified and Incentive Stock Option Plan that authorizes the grant of options to purchase an aggregate of 500,000 shares of the Company's Common Stock. The Plan provides that the Board of Directors, or a committee appointed by the Board, may grant options and otherwise administer the Option Plan. The exercise price of each incentive stock option or non-qualified stock option must be at least 100% of the fair market value of the Common Stock at the date of grant, and no such option may be exercisable for more than ten years after the date of grant. However, the exercise price of each incentive stock option granted to any shareholder possessing more than 10% of the combined voting power of all classes of capital stock of the Company on the date of grant must not be less than 110% of the fair market value on that date, and no such option may be exercisable more than five years after the date of grant.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000


Note 9   EMPLOYEE INCENTIVE PLANS (Continued)
         ------------------------

         Stock Option Plan (Continued)
         -----------------

         In 2001, options to purchase 27,000 shares of Common Stock were issued to employees at exercise prices ranging from $3.90 to $8.45, vesting immediately. Additionally, options to purchase 50,000 shares of Common Stock were issued to an employee at an exercise price of $5.25, vesting 20% each year over five years. All of these options have ten-year terms.

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

         Had compensation cost for all of the Company's stock-based awards been determined in accordance with FAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                                                  Ten Months
                                                             Year Ended             Ended
                                                         December 31, 2001   December 31, 2001
                                                         ------------------  --------------------

         Net income (loss)               As reported        $(1,502,533)         $ (3,167,775)
                                         Pro forma          $(2,166,883)         $ (4,022,901)

         Basic earnings per share        As reported        $     (0.93)         $      (1.86)
                                         Pro forma          $     (1.34)         $      (2.35)

         Diluted earnings per share      As reported        $     (0.93)         $      (1.86)
                                         Pro forma          $     (1.34)         $      (2.35)

         To make the computations of pro forma results under FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield for all years and expected lives of ten years. For the year ended December 31, 2001, the average expected volatility is 50%, and the average assumed risk-free interest rate is 3.16%. The options and warrants granted under these plans are not registered and, accordingly, there is no quoted market price.

         A summary of the status of the Company's stock option and warrants plans as of December 31, 2001 and December 31, 2000 and changes during the periods ending on those dates is presented below:

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000


                                               Options                  Warrants
                                         --------------------      ------------ ------
                                                     Exercise                 Exercise
                                          Shares       Price        Shares      Price
                                         -------      -------      -------      ------

Outstanding March 1, 2000                234,802      $27.795       78,400     $25.495
Granted                                   50,000        8.070      202,000       8.005
Expired unexercised                       (5,320)      42.640
Forfeited                                (13,080)      29.890
                                         -------                   -------
Outstanding December 31, 2000            266,402       23.694      280,400      12.895
                                         =======                   =======


Exercisable December 31, 2000            194,422      $26.150      120,400     $19.405
                                         =======                   =======


Outstanding January 1, 2001              266,402      $23.694      280,400     $12.895
Granted                                   77,000        5.657            -           -
Expired unexercised                      (84,740)      28.151            -           -
Forfeited                                (71,760)      15.892            -           -
                                         -------                   -------
Outstanding December 31, 2001            186,902       17.245      280,400      12.895
                                         =======                   =======


Exercisable December 31, 2001             91,572      $26.997      160,400     $16.561
                                         =======                   =======


Weighted-average fair value
of options granted during the year,
computed in accordance with FAS 123                   $ 3.680

         ------------------------

         Stock Option Plan (Continued)
         -----------------
         The following table summarizes information about fixed stock options and warrants outstanding at December 31, 2001:

                                                   Options                              Warrants
                                               ----------------                      ----------------

Range of exercise prices                        $    73.750                           $    73.750
Number outstanding                                   23,202                                14,000
Weighted-average remaining
contractual life in years                             6.359                                 6.359
Weighted-average exercise price                 $    73.750                           $    73.750
Number exercisable                                   21,802                                14,000


Range of exercise prices                        $21.875  -  $22.50                    $22.20  -  $22.50
Number outstanding                                    8,700                                16,400
Weighted-average remaining
contractual life in years                             7.365                                 7.365
Weighted-average exercise price                 $    22.495                           $     22.495
Number exercisable                                    6,070                                16,400


Range of exercise prices                        $7.95   -    $14.375                  $8.00   - $14.375
Number outstanding                                   80,000                                250,000
Weighted-average remaining
contractual life in years                              5.56                                 7.794
Weighted-average exercise price                 $    11.860                          $      8.860
Number exercisable                                   53,700                               130,000


Range of exercise prices                        $3.90   -    $8.45
Number outstanding                                   75,000
Weighted-average remaining
contractual life in years                             9.450
Weighted-average exercise price                       5.657
Number exercisable                                   10,000

Note 10  REGULATORY REQUIREMENTS
         -----------------------

         DHS is subject to the uniform net capital rule of the Securities and Exchange Commission (Rule 15c3-1), which requires that the ratio of "aggregate indebtedness" to "net capital" not exceed 15 to 1 (as those terms are defined by the Rule). DHS had net capital of $716,251 as of December 31, 2001, which was in excess of its required minimum net capital of $100,000. The ratio of aggregate indebtedness to net capital was 0.06 to 1 as of December 31, 2001. DHS is also subject to regulations of the District of Columbia and eight states in which it is registered as a licensed broker-dealer.

         DHCM and DHS are registered investment advisers and subject to regulation by the SEC pursuant to the Investment Advisors Act of 1940.

Note 11  CONCENTRATIONS OF CREDIT RISK AND FINANCIAL INSTRUMENTS WITH
         ------------------------------------------------------------
         OFF-BALANCE SHEET RISK
         ----------------------

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

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000


Note 11  CONCENTRATIONS OF CREDIT RISK AND FINANCIAL INSTRUMENTS WITH
         ------------------------------------------------------------
         OFF-BALANCE SHEET RISK (Continued)
         ----------------------

         In the normal course of business, the Company periodically sells securities not yet purchased (short sales) for its own account and writes options. The establishment of short positions and option contracts exposes the Company to off-balance sheet market risks in the event prices change, as the Company may be obligated to cover such positions at a loss. At December 31, 2001, the Company had no short security positions, had not written any option contracts and did not own any options. The Company did not experience any credit losses due to the failure of any counterparties to perform during the year December 31, 2001. Senior management of the Company is responsible for reviewing trading positions, exposures, profits and losses, trading strategies and hedging strategies on a daily basis.

         The Company's significant industry concentration, primarily through the operations of DHS, which arises within its normal course of business activities, is with financial institutions for bank securities transactions.

Note 12  SEGMENT INFORMATION
         -------------------

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

         Types of services from which each reportable segment derives its
         ----------------------------------------------------------------
         revenues
         --------
         The Company has three reportable segments: Investment Advisory Services, Brokerage Services and Corporate Portfolio. The Investment Advisory Services segment provides investment advisory services to the Diamond Hill Focus Fund, the Diamond Hill Small Cap Fund, the Diamond Hill Large Cap Fund, and the Diamond Hill Bank & Financial Fund, (formerly the Banc Stock Group Fund), open-end mutual funds, Diamond Hill Investment Partners, L.P., an investment limited partnership, and offers investment advisory services and accounts to institutional and individual investors, specializing in diversified, domestic securities. The Brokerage Services segment offers brokerage services and managed accounts to institutional and individual investors, specializing in regional and community bank stocks. The Corporate Portfolio segment is represented by revenue generating investments unrelated to the other operating segments.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000


Note 12  SEGMENT INFORMATION (Continued)
         -------------------

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

         Factors management used to identify the enterprises' reportable
         ---------------------------------------------------------------
         segments
         --------
         The Company's reportable segments are primarily defined by legal entities that specialize in different financial products and services. Investment Advisory Services are provided by DHCM. Brokerage Services are provided primarily by DHS. The Corporate Portfolio segment is managed by the Company. These segments are managed separately because each entity operates in a different regulatory environment.

         Financial information for each reportable segment is shown below. The Company does not operate, or hold assets, in any foreign country. The Company does not have any single customer generating 10% or more of revenue.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000


Note 12  SEGMENT INFORMATION (Continued)
         -------------------

         Financial information for the year ended December 31, 2001
         ----------------------------------------------------------

                                           Investment
                                            Advisory         Brokerage        Corporate
                                            Services          Services        Portfolio        Combined
                                           --------------------------------------------------------------

Operating Revenues:
    Management fees & commissions          $   612,207      $   400,882      $         -      $ 1,013,089
    Market making gains                              -          148,215                -          148,215
                                           --------------------------------------------------------------
      Total operating revenue                  612,207          549,097                -        1,161,304
                                           --------------------------------------------------------------
Operating Expenses:
    Salaries, benefits & payroll taxes       1,181,519          410,598          183,159        1,775,276
    Brokers' commissions                             -          175,734                -          175,734
    Professional fees                          511,130           45,331          136,828          693,289
    General and administrative                 639,737          384,423          233,469        1,257,629
                                           --------------------------------------------------------------
      Total operating expenses               2,332,386        1,016,086          553,456        3,901,928
                                           --------------------------------------------------------------
Operating Loss                              (1,720,179)        (466,989)        (553,456)      (2,740,624)
                                           --------------------------------------------------------------
Other Revenue and (Expense):
    Portfolio gains                                  -                -          893,039          893,039
    Dividend income                                  -           27,528          101,943          129,471
    Interest and other income                    3,797           62,165            1,169           67,131
    Interest expense                                 -             (493)               -             (493)
                                           --------------------------------------------------------------
      Total other revenue & (expense)            3,797           89,200          996,151        1,089,148
                                           --------------------------------------------------------------
Income (Loss) Before Taxes                  (1,716,382)        (377,789)         442,695       (1,651,476)
Income Tax Provision (Credit)                        -                -         (148,943)        (148,943)
                                           --------------------------------------------------------------
Net Income (Loss)                          $(1,716,382)     $  (377,789)     $   591,638      $(1,502,533)
                                           ==============================================================

Total Assets                               $ 4,439,644      $   978,332      $ 1,445,771      $ 6,863,747
                                           ==============================================================

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000


Note 12  SEGMENT INFORMATION (Continued)
         -------------------

         Financial information for the ten months ended December 31, 2000
         ----------------------------------------------------------------

                                              Investment
                                               Advisory       Brokerage         Corporate
                                               Services        Services         Portfolio        Combined
                                             --------------------------------------------------------------

Operating Revenues:
    Management fees & commissions            $   301,189      $   660,150      $     6,640      $   967,979
    Market making losses                               -         (308,545)               -         (308,545)
    Investment banking                                 -           32,982                -           32,982
                                             --------------------------------------------------------------
      Total operating revenue                    301,189          384,587            6,640          692,416
                                             --------------------------------------------------------------
Operating Expenses:
    Salaries, benefits & payroll taxes           328,379          532,531          319,084        1,179,994
    Brokers' commissions                               -          490,556                -          490,556
    Professional fees                            193,414           32,149          149,330          374,893
    General and administrative                   183,931          394,760          249,737          828,428
                                             --------------------------------------------------------------
      Total operating expenses                   705,724        1,449,996          718,151        2,873,871
                                             --------------------------------------------------------------
Operating Loss                                  (404,535)      (1,065,409)        (711,511)      (2,181,455)
                                             --------------------------------------------------------------
Other Revenue and (Expense):
    Portfolio losses                                   -                -       (1,205,640)      (1,205,640)
    Write off of goodwill                              -                -         (309,745)        (309,745)
    Write off of ShareholderOnline, Inc.               -                -         (371,037)        (371,037)
    Dividend income                                   14           44,349          244,424          288,787
    Interest and other income                          5           13,504           32,628           46,137
    Interest expense                                   -           (3,228)          (3,414)          (6,642)
                                             --------------------------------------------------------------
      Total other revenue & (expense)                 19           54,625       (1,612,784)      (1,558,140)
                                             --------------------------------------------------------------
Loss Before Taxes                               (404,516)      (1,010,784)      (2,324,295)      (3,739,595)
Income Tax Provision (Credit)                          -                -         (632,500)        (632,500)
                                             --------------------------------------------------------------
Loss Before Equity in Loss of Sub.              (404,516)      (1,010,784)      (1,691,795)      (3,107,095)
Equity in Losses of ShareholderOnline                  -                -          (60,680)         (60,680)
                                             --------------------------------------------------------------
Net Loss                                     $  (404,516)     $(1,010,784)     $(1,752,475)     $(3,167,775)
                                             ==============================================================

Total Assets                                 $ 2,750,669      $ 1,295,022      $ 5,774,926      $ 9,820,617
                                             ==============================================================

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND
        ----------------------------------------------------------------
        FINANCIAL DISCLOSURES
        ---------------------

On January 14, 2002, the Diamond Hill Investment Group, Inc. ("DHIG") audit committee and board of directors dismissed PricewaterhouseCoopers LLP as its independent accountants and approved the hiring of Longanbach Giusti Kuck & Hornberger LLC as its new independent accountants. The reports of PricewaterhouseCoopers LLP on the financial statements of DHIG for the past two years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. In connection with its audits for the past two years and through January 14, 2002, there have been no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. DHIG requested that PricewaterhouseCoopers LLP furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated January 18, 2002 was filed as an Exhibit to the Form 8-K. During the two most recent fiscal years and through January 14, 2002, DHIG has not consulted with Longanbach Giusti Kuck & Hornberger LLC on either the application of accounting principles or type of opinion Longanbach Giusti Kuck & Hornberger LLC might issue on DHIG's financial statements.

PART III
--------
ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
        ------------------------------------------------------------------------
        WITH SECTION 16(a) OF THE EXCHANGE ACT
        --------------------------------------

As of December 31, 2001, the members of the Company's Board of Directors, and the Company's executive officers, each of whom serves at the direction of the Board, were as follows:

                                                        Term
Name                      Age        Expires          Position
--------------------------------------------------------------------------------
R. H. Dillon               45          2002       President & Director
James F. Laird, Jr.        45                    Chief Financial Officer
Sandra L. Quinn            36                   Vice President & Secretary
Larry A. Beres             55          2003            Director
Roger D. Blackwell         61          2002            Director
Richard Desich             62          2003            Director
James G. Mathias           49          2003            Director
David R. Meuse             56          2004            Director
John Rettig                61          2004            Director
Diane D. Reynolds          42          2002            Director

     R. H. DILLON, was appointed President of the Company in May 2000. He also serves as the Chief Investment Officer of Diamond Hill Capital Management, Inc.

From 1997 through 2000, Mr. Dillon was a Vice President of Loomis, Sayles & Company. From 1993 through 1997, Mr. Dillon was President and Chief Investment Officer for Dillon Capital Management, an investment advisory firm acquired by Loomis, Sayles in 1997. Mr. Dillon received his B.S and M.A. degrees in Business Administration with a major in Finance from The Ohio State University and his M.B.A. degree from the University of Dayton. He received a C.F.A. designation from the Institute of Chartered Financial Analysts in 1982.

     JAMES F. LAIRD, JR. was appointed as Chief Financial Officer and Treasurer of the Company on December 31, 2001, and has served as President of Diamond Hill Securities, Inc. since July 16, 2001. In his capacity with the Company, Mr. Laird oversees all financial reporting aspects of the Company. As President of Diamond Hill Securities, Inc., Mr. Laird's responsibilities are to oversee broker-dealer operations and to increase distribution of the Diamond Hill Family of Funds through various broker-dealer channels. Prior to joining the Company, Mr. Laird was Senior Vice President of Villanova Capital, a subsidiary of Nationwide, from 1999-2001. He was Vice President and General Manager from 1995-1999, and Treasurer form 1987-1994, of Nationwide Advisory Services, Inc. Mr. Laird was also Vice President of Cranston Securities from 1986-1987 and worked for KPMG Peat Marwick from 1980-1986. Mr. Laird received his B.S.B.A. in accounting from The Ohio State University. He is also a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. In addition, he holds several NASD licenses including Series 7, 24, 26, 27, and 63.

     SANDRA L. QUINN began her employment with the Company in early 1991 and currently serves as its Vice President and Secretary, as well as Vice President of Human Resources. Since 1992, Ms. Quinn has also been Vice President and Secretary of the Company's subsidiaries, Diamond Hill Capital Management, Inc. and Diamond Hill Securities, Inc. From 1993 to 2001, Ms. Quinn was a director of the company. Ms. Quinn is currently the Compliance Officer for Diamond Hill Capital Management, Inc. and Diamond Hill Securities, Inc. She was also formerly a Director of Diamond Hill Capital Management, Inc. From October 1995 through 1998, Ms. Quinn was the principal for Buckeye Bancstocks, Inc., an intrastate broker-dealer, and is currently a principal of Diamond Hill Securities, Inc. Ms. Quinn is licensed as a Uniform Securities Agent (Series 63), Corporate Securities Representative (Series 62), Uniform Investment Adviser Representative (Series 65), Investment Company/Variable Contracts Limited Representative (series 6), and General Securities Principal (Series 24). She is a member of the American Society of Corporate Secretaries.

     LARRY A. BERES became a Director of the Company in 1995. Mr. Beres is Executive Vice President of Tooling Technology Group of Dayton, Ohio. He was formerly President of Formex, Inc., a Dayton, Ohio supplier of systems to the plastics industry. Mr. Beres graduated from Kent State University with a Bachelor of Science Degree in Chemistry and has taken courses in the M.B.A. Program at Kent State University.


     DR. ROGER D. BLACKWELL was elected to serve on the Company's Board of Directors in February 1999. Dr. Blackwell is a Professor of Marketing at the Max
M. Fisher College of Business at The Ohio State University and is also President of Roger Blackwell Associates, Inc., a consulting firm in Columbus, Ohio. Dr. Blackwell co-authored one of the leading books on consumers, entitled Consumer Behavior. It is used by business schools throughout North America, Europe, Asia and Africa. He has also written twenty-three other books on marketing strategy, research, and global marketing. His most recent publications are From Mind to Market, published by HarperBusiness and Customers Rule!, which was released by Crown/Random House in 2001. Dr. Blackwell received his B.S. and M.S. degrees from The University of Missouri and his Ph.D. from Northwestern University. He resides in Columbus, Ohio, and serves on the boards of Airnet Systems, Applied Industrial Technologies (formerly Bearings, Inc.), Frontstep, Flex-Funds, Max & Erma's Restaurants, Intimate Brands and Anthony and Sylvan Pools.

     RICHARD DESICH became a Director of the Company in December 1999. Since 1974, Mr. Desich has been the owner and President of Mid-Ohio Securities. Mr. Desich is also President of Equity Oil and Gas Funds Incorporated, and General Principal for Maddie Consulting. He has lectured throughout the United States at various seminars and conferences on the topic of self-directed Individual Retirement Accounts. Mr. Desich is a Director of the Lorain County Community College and Lorain County Community College Foundation, and of Accel International Corporation. He graduated from Ohio State University with a B.S. degree in Finance.

     JAMES G. MATHIAS became a Director of the Company in 1993. Since 1988, Dr. Mathias has been a veterinarian practicing in Tipp City, Ohio, where he owns the Tipp City Veterinary Hospital and Wellness Center. Dr. Mathias attended the University of Texas and completed his education at The Ohio State University, graduating from the College of Veterinary Medicine in 1978. He was a member of the Honor Society of Phi Zeta, a Veterinary Honor Society. Dr. Mathias is founder and President of the Dayton North Women's Center and is a speaker on Ratite Medicine. He is also on the Veterinary Advisory Board of the Iams Company in Dayton, Ohio.

     DAVID R. MEUSE was appointed by the Company's directors to serve on the Company's Board of Directors in August 2000. Mr. Meuse is a Principal for Stonehenge Holdings, Inc. ("Stonehenge") of Columbus, Ohio, where he is responsible for managing its affairs. Prior to joining Stonehenge, Mr. Meuse was the Chairman and Chief Executive Officer of Banc One Capital Holdings Corporation

("BCHC"), the holding company for the investment banking, merchant banking, securities brokerage, investment advisory and insurance activities of Bank One Corporation. He came to BCHC in 1990 when Bank One Corporation acquired Meuse, Rinker, Chapman, Endres & Brooks, a regional investment banking firm which Mr. Meuse founded in 1981. He is an active investor in venture capital and mezzanine finance opportunities, both personally and through Banc One Capital Partners Corporation. Mr. Meuse received his B.A. in Political Science from John Carroll University and subsequently took courses at Cleveland-Marshall College of Law at Cleveland State University, and the University of Pennsylvania, Wharton School of Finance, Securities Industry. Mr. Meuse serves on the board of directors of the following: Alliance One Incorporated, Banc One Investment Advisors, BBQ Development, Inc., Bluestone Corporation, Bopp-Busch Manufacturing Company, Central Benefits Mutual Insurance Company, Columbus Association for the Performing Arts (CAPA)), Columbus Museum of Art, Cornerstone Industrial Group, MCE Companies, Inc., Omnimold, LLC, Orion Holdings Corporation, ORIX Real Estate Capital Markets, LLC, RP&C International, Sportsworld Media Group, Stonehenge Holdings, Inc., and The Columbus Foundation.

     JOHN RETTIG was elected to the Board of Directors of the Company in August 1998. Since 1970, Mr. Rettig has been President and C.O.O. of The Quality Cleaners, Inc. Mr. Rettig took courses at Bowling Green State University from 1960-1961 studying Business Administration. Mr. Rettig served in the Adjutant General Corp of the U.S. Army from 1961-1963, and continued his education through correspondence courses. Mr. Rettig served as Chairman and as a member of the Board of Trustees for the Sandusky Metropolitan Housing Authority. He is also on the Board of Directors for Shoreline Properties, a ResortQuest Company.

     DIANE D. REYNOLDS became a Director of the Company in April 2001. Ms. Reynolds is a partner with the law firm of Benesch, Friedlander, Coplan & Aronoff LLP and focuses her practice on mergers and acquisitions, divestitures, business law, commercial law, corporate law, antitrust law, real estate, finance and contracts. Ms. Reynolds has extensive experience in financing matters and in the purchase and licensing of information technology hardware and software. Prior to joining her law firm, Ms. Reynolds was engaged in a diverse corporate practice with two Fortune 500 multinational corporations. She received a B.A. in 1982 from The Ohio State University, a J.D. in 1985 from Capital University and an M.B.A. in 1999 from the University of Chicago.

There are no family relationships among the directors or executive officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Based solely upon a review of Forms 3 and 4 furnished to the Company, there was one report filed late during the year ended December 31, 2001.

ITEM 10: EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid or payable by the Company during the calendar years ended December 31, 2001, 2000 and 1999, to the President of the Company and to certain other named executive officers of the Company.


                                            SUMMARY COMPENSATION TABLE
--------------------------------- ----------- ------------------------------ --------------------------- -------------
                                                                               LONG-TERM COMPENSATION
                                                   ANNUAL COMPENSATION                 AWARDS
--------------------------------- ----------- ------------------------------ --------------------------- -------------
       NAME OF PRINCIPAL                                                       SECURITIES UNDERLYING         ALL
          AND POSITION               YEAR       SALARY ($)      BONUS ($)           OPTIONS (#)           OTHER ($)
--------------------------------- ----------- --------------- -------------- --------------------------- -------------

R. H. Dillon(1)                      2001         150,000             0                  --                   --
President and Chief Executive        2000          96,435             0                80,000 (2)             --
Officer
--------------------------------- ----------- --------------- -------------- --------------------------- -------------

Jeffrey C. Barton(3)                 2001         100,000             0                  --                   --
Vice President and Chief             2000         100,000             0                  --                   --
Financial Officer                    1999         100,000        11,144                 2,500 (2)             --
--------------------------------- ----------- --------------- -------------- --------------------------- -------------

--------------

(1)      Mr. Dillon became President of the Company in May 2000.

(2) Excludes 120,000 warrants which are not exercisable within 60 days after December 31, 2001 and is adjusted for 1:5 reverse stock split effective as of September 26, 2001.

(3) Mr. Barton resigned as Vice President and Chief Financial Officer of the Company effective as of December 31, 2001.

     FISCAL 2001 AGGREGATED OPTION EXERCISES; FISCAL YEAR END OPTION VALUES

         The following table sets forth information concerning the exercise of stock options by each of the Company's named executive officers during fiscal 2001 and the fiscal year end value of unexercised options.


----------------------- -------------- -------------- --------------------------------- ------------------------------
                                                      NUMBER OF SECURITIES UNDERLYING       VALUE OF UNEXERCISED
                                                       UNEXERCISED OPTIONS AT FISCAL       IN-THE-MONEY OPTIONS AT
                                                                YEAR END (#)               FISCAL YEAR END ($) (1)
----------------------- -------------- -------------- ---------------- ---------------- -------------- ---------------
                          SHARES
                        ACQUIRED ON     VALUE
         NAME           EXERCISE (#)   REALIZED ($)     EXERCISABLE     UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
----------------------- -------------- -------------- ---------------- ---------------- -------------- ---------------
R. H. Dillon                  0             --             80,000          120,000            0              0
----------------------- -------------- -------------- ---------------- ---------------- -------------- ---------------
Jeffrey C. Barton             0             --              6,500             0               0              --
----------------------- -------------- -------------- ---------------- ---------------- -------------- ---------------

--------------

(1) Value is based on the December 31, 2001, closing price of $4.00 per Share on the NASDAQ Small Cap Market.

INCENTIVE COMPENSATION PLAN

         All full-time executive employees of the Company are eligible to participate in the Company's Incentive Compensation Plan (the "IC Plan"). The IC Plan provides that a bonus fund will be established in an amount equal to 20% of the pre-tax realized profits of the Company in excess of a 15% pre-tax return on equity. The amount of the bonus fund is calculated each fiscal quarter on a cumulative basis. The allocation of the bonus fund is to be made by the President of the Company. The Company did not incur any expense under the IC Plan for the year ended December 31, 2001.

STOCK OPTION PLAN

         The 1993 Plan authorizes the grant of options to purchase an aggregate of 500,000 Shares. The 1993 Plan provides that the Board of Directors, or a committee appointed by the Board, may grant options and otherwise administer the 1993 Plan. The exercise price of each incentive stock option or non-qualified stock option must be at least 100% of the fair market value of the Shares at the date of grant, and no such option may be exercisable for more than ten years after the date of grant. However, the exercise price of each incentive stock option granted to any shareholder possessing more than 10% of the combined voting power of all classes of capital stock of the Company on the date of grant must not be less than 110% of the fair market value on that date, and no such option may be exercisable more than five years after the date of grant.

DIRECTOR COMPENSATION

         Each director who is not an employee of the Company is entitled to receive a fee of $500 plus travel expenses for each directors' meeting attended.


ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Company's Common Stock is the only class of voting securities. The following table sets forth, as of December 31, 2001, certain information concerning share ownership of (a) all persons known by the Company to own beneficially five percent or more of the outstanding Shares, (b) each director, nominee and named executive officer of the Company, and (c) all executive officers and directors of the Company, as a group, and the percentage of voting power (assuming exercise of all options which are currently exercisable). Unless otherwise indicated, the named persons exercise sole voting and investment power over the Shares which are shown as beneficially owned by them.

  ------------------------------- ----------------------------------------------------------------------------------
                                                      AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP
  ------------------------------- ----------------------- ------------------------- --------------- ----------------
                                                          COMMON SHARES WHICH CAN
                                                              BE ACQUIRED UPON
       NAME AND ADDRESS OF            COMMON SHARES        EXERCISE OF OPTIONS OR                     PERCENT OF
  ------------------------------- ----------------------- ------------------------- --------------- ----------------


  ------------------------------- ----------------------- ------------------------- --------------- ----------------
         BENEFICIAL OWNER             PRESENTLY HELD      WARRANTS EXERCISABLE          TOTAL          CLASS(2)
                                                               WITHIN 60 DAYS
  ------------------------------- ----------------------- ------------------------- --------------- ----------------
  R. H. Dillon (3)                          0                     80,000                80,000           3.9%
   46 East Sycamore Street
   Columbus, Ohio  43206
  ------------------------------- ----------------------- ------------------------- --------------- ----------------
  Larry A. Beres                        8,500                      8,000                16,500            (4)
   7640 Whispering Oaks Trail
   Tipp City, Ohio  45371
  ------------------------------- ----------------------- ------------------------- --------------- ----------------
  Dr. Roger D. Blackwell               20,640                      2,000                22,640            (4)
   3380 Tremont Road
   Columbus, Ohio  43221
  ------------------------------- ----------------------- ------------------------- --------------- ----------------
  Richard Desich                        5,490                      2,000                 7,490            (4)
   36 Lake Avenue
   Elyria, Ohio  44036
  ------------------------------- ----------------------- ------------------------- --------------- ----------------
  Dr. James G. Mathias                 18,945.6                   13,000                31,945.6         1.6%
   7707 Winding Way South
   Tipp City, Ohio  45371
  ------------------------------- ----------------------- ------------------------- --------------- ----------------
  David R. Meuse                       41,698.2                        0                41,698.2          2%
   191 W. Nationwide Blvd.
   Suite 600
   Columbus, Ohio  43215
  ------------------------------- ----------------------- ------------------------- --------------- ----------------
  John Rettig                           6,548                      4,000                10,548            (4)
   826 Third Avenue
   Fremont, Ohio  43420
  ------------------------------- ----------------------- ------------------------- --------------- ----------------
  Diane D. Reynolds                         0                          0                     0            --
   88 E. Broad Street, St. 900
   Columbus, Ohio  43215
  ------------------------------- ----------------------- ------------------------- --------------- ----------------
  All directors and executive
  officers as a group                 102,821.8                  129,400               232,221.8         11.3%
  (10 persons) (5)
  ------------------------------- ----------------------- ------------------------- --------------- ----------------

----------------

(1) Unless otherwise indicated, the beneficial owner has sole voting and dispositive power as to all common shares reflected in the table.

(2) The percent of class is based upon (a) the number of Shares owned by the named person plus the number of Shares as to which the named person has the right to acquire beneficial ownership upon the exercise of options or warrants exercisable within 60 days after December 31, 2001, divided by (b) the total number of Shares which are issued and outstanding as of December 31, 2001, plus the total number of Shares which are subject to options or warrants exercisable within 60 days after December 31, 2001.

(3)      Individual named in the Summary Compensation Table.

(4) Represents ownership of less than 1% of the outstanding common shares of the Company.

(5) Includes 1,000 Shares and 10,400 Shares subject to options to purchase, which are currently exercisable, held by Sandra L. Quinn, Vice President and Secretary of the Company and 10,000 Shares subject to options to purchase, which are currently exercisable, held by James F. Laird, Jr., Chief Financial Officer and Treasurer of the Company.







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

                       Exhibit

*2.01 Agreement dated November 4, 1992 for purchase of First Scioto Financial Services Stock by HAG.

*2.02 Agreement and Plan of Reorganization, dated January 7, 1993 between the Company and HAG.

*3.01    Amended and Restated Articles of Incorporation of The Banc Stock Group,
         Inc.

*3.02    Bylaws of Diamond Hill Investment Group, Inc.

*4.01    Specimen Class A Common Stock Certificate.

*10.01   Diamond Hill Investment Group Incentive Compensation Plan.

*10.02   1993 Non-Qualified and Incentive Stock Option Plan.

*10.03 Synovus Securities, Inc., Sub-Advisory Agreement with Diamond Hill Capital Management, Inc.

(b)  Reports on Form 8-K:
     - A Form 8-K dated December 15, 2000 was filed to report the change in the Company's fiscal year-end to December 31 from the last day of February.
     - A Form 8-K dated January 14, 2002 was filed to report the change in the Company's independent accountant.





* Indicates Exhibits previously filed with the Securities and Exchange Commission and incorporated herein by reference.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

DIAMOND HILL INVESTMENT GROUP, INC.

/S/R. H. Dillon
-------------------------
By R. H. Dillon, President and Director                 March 20, 2002
                                                        -----------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                          Date
-----------------------------------------------------------------------

/S/R. H. Dillon              President and Director           March 20, 2002
---------------
R. H. Dillon

/S/James F. Laird            Chief Financial Officer          March 20, 2002
-----------------
James F. Laird

/S/Larry A. Beres                   Director                  March 20, 2002
-----------------
Larry A. Beres

/S/Dr. Roger D. Blackwell           Director                  March 20, 2002
---------------------------
Dr. Roger D. Blackwell

/S/Richard Desich                   Director                  March 20, 2002
------------------
Richard Desich

/S/James G. Mathias                 Director                  March 20, 2002
-------------------
James G. Mathias

/S/ David R. Meuse                  Director                   March 20, 2002
------------------
David R. Meuse

/S/John Rettig                      Director                  March 20, 2002
--------------
John Rettig

/S/ Diane D. Reynolds               Director                  March 20, 2002
---------------------
Diane D. Reynolds