Form 10QSB
period 2002-03-31
DIAMOND HILL INVESTMENT GROUP INC
filed 2002-05-08
CIK 909108

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                                 ---------------

                        Commission file number 000-24498
                                              ----------

                       DIAMOND HILL INVESTMENT GROUP, INC
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


                    Ohio                               65-0190407
           -----------------------------------------------------------
           (State or other jurisdiction of          (I.R.S. Employer
           incorporation or organization)          Identification No.)


             375 North Front Street, Suite 300, Columbus, Ohio    43215
           ---------------------------------------------------------------
            (Address of principal executive offices)            (Zip Code)

                    Issuer's telephone number (614) 255-3333
                                              --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                             ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of April 30, 2002:
          Common Stock: 1,423,466 shares

Transitional Small Business Disclosure Format (check one):

         Yes  X            No
            -----

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                                              PAGE
                                                                                              ----
Part I Financial Information:                                                                   3

             Item 1.       Consolidated Statements of Financial                                 4
                           Condition at March 31, 2002 (unaudited) and
                           December 31, 2001 (audited)

                           Consolidated Statements of Operations for                            5
                           the Three Months Ended March 31, 2002 and
                           2001 (unaudited)

                           Consolidated Statement of Changes in                                 6
                           Shareholders' Equity for the Three Months
                           Ended March 31, 2002 (unaudited)

                           Consolidated Statements of Cash Flows for                            7
                           the Three Months Ended March 31, 2002 and
                           2001 (unaudited)

                           Notes to Consolidated Financial Statements                         8-15

             Item 2.       Management's Discussion and Analysis of                           16-19
                           Financial Condition and Results of Operations

Part II Other Information:                                                                     20

             Item 1.       Legal Proceedings

             Item 2.       Changes in Securities; Use of Proceeds

             Item 3.       Defaults Upon Senior Securities

             Item 4.       Submission of Matters to a Vote of Security Holders

             Item 5.       Other Information

             Item 6.       Exhibits and Reports on Form 8-K

Signatures                                                                                     21

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

The accompanying consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10KSB for the year ended December 31, 2001, are unaudited (except for the December 31, 2001 consolidated balance sheet, which was derived from the Company's audited financial statements), but have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2002

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                   As of March 31, 2002 and December 31, 2001

                                                                               UNAUDITED         AUDITED
                                                                                03/31/02         12/31/01
                                                                              ------------    ------------

                                     ASSETS
                                     ------
Cash                                                                          $    421,867    $  1,174,026
Investment portfolio:
         Mutual fund shares and limited partnership interests                    4,687,248       4,372,394
         Marketable equity securities, at market value                             265,476         241,710
         Not readily marketable equity securities, at estimated fair value         239,211         316,656
Accounts receivable:
         Affiliates                                                                 37,233          56,968
         Pending settlements and other                                              72,843          34,222
         Refundable income taxes                                                   414,251         414,251
Property and equipment, net of accumulated depreciation of $222,016 and
$207,877, respectively                                                             125,597         139,737
Deposits and other                                                                 114,992         113,783
                                                                              ------------    ------------

                   Total assets                                               $  6,378,718    $  6,863,747
                                                                              ============    ============

                                   LIABILITIES
                                   -----------


Accounts payable to broker-dealers and other                                  $      2,840    $       --
Accrued expenses                                                                   424,771         491,767
                                                                              ------------    ------------

                   Total liabilities                                               427,611         491,767
                                                                              ------------    ------------

                              SHAREHOLDERS' EQUITY
                              --------------------

Common stock: (note 3)
         No par value, 30,000,000 shares authorized,
                   1,821,972 shares issued and 1,437,466 shares outstanding     10,023,703      10,023,703
         Treasury stock, at cost
                   (384,506 shares and 342,206 shares, respectively             (2,271,010)     (2,101,810)
         Deferred compensation                                                     (29,645)        (36,793)
Accumulated deficit                                                             (1,771,941)     (1,513,120)
                                                                              ------------    ------------

                   Total shareholders' equity                                    5,951,107       6,371,980
                                                                              ------------    ------------

                   Total liabilities and shareholders' equity                 $  6,378,718    $  6,863,747
                                                                              ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     As of March 31, 2002 and March 31, 2001

                                    UNAUDITED
                                    ---------

                                                       2002         2001
                                                    ---------    ---------
OPERATING REVENUES:
            Management fees and commissions           233,170      306,641
            Market making gains                         1,136       75,054
                                                    ---------    ---------

               Total operating revenues               234,306      381,695
                                                    ---------    ---------

OPERATING EXPENSES:
            Salaries, benefits and payroll taxes      383,398      438,847
            Brokers' commission                        28,568       39,501
            Professional fees                         231,151      147,494
            General and administrative                190,856      232,987
                                                    ---------    ---------

               Total operating expenses               833,973      858,829
                                                    ---------    ---------

OPERATING LOSS                                       (599,667)    (477,134)
                                                    ---------    ---------

OTHER REVENUE AND (EXPENSES):
            Portfolio gains                           326,424      509,242
            Dividend income                            11,577       64,456
            Interest and other income                   2,845       13,627

            Interest expense                             --           (333)
                                                    ---------    ---------

               Total other revenue and (expenses)     340,846      586,992
                                                    ---------    ---------

INCOME (LOSS) BEFORE TAXES                           (258,821)     109,858


INCOME TAX PROVISION (CREDIT)                            --           --
                                                    ---------    ---------

NET INCOME (LOSS)                                   $(258,821)   $ 109,858
                                                    =========    =========




            BASIC EARNINGS (LOSS) PER SHARE         $   (0.18)   $    0.06
                                                    =========    =========

            DILUTED EARNINGS (LOSS) PER SHARE       $   (0.18)   $    0.06
                                                    =========    =========




The accompanying notes are an integral part of these consolidated financial statements.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGE IN SHAREHOLDERS' EQUITY
                    For the Three Months Ended March 31, 2002


                                    UNAUDITED
                                    ---------


                                               Treasury      Deferred       Retained
                                  Common         Stock     Compensation     Earnings         Total
                               -----------   -----------    -----------    -----------    -----------

Balance at December 31, 2001   $10,023,703   ($2,101,810)   ($   36,793)   ($1,513,120)   $ 6,371,980

Amortization of deferred
compensation                          --            --            7,148           --            7,148

Purchase of treasury stock            --        (169,200)          --             --         (169,200)

Net loss                              --            --             --         (258,821)      (258,821)

                               -----------   -----------    -----------    -----------    -----------
Balance at March 31, 2002      $10,023,703   ($2,271,010)   ($   29,645)   ($1,771,941)   $ 5,951,107
                               ===========   ===========    ===========    ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               For the Three Months Ended March 31, 2002 and 2001

                                    UNAUDITED
                                    ---------

                                                                   2002           2001
                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                         $  (258,821)   $   109,858
     Adjustments to reconcile net income (loss)
     to net cash provided by (used in) operating activities:
         Depreciation and amortization                              14,140          8,160
         Bad debt expense (recovery)                                  --          (14,025)
         Amortization of deferred compensation                       7,148         11,846
         Unrealized (gain) loss                                   (301,850)      (860,629)
         (Increase) decrease in certain assets-
            Investment portfolio                                    40,675        167,600
            Mortgage participation notes                              --          223,500
            Accounts receivable                                     19,735        (33,667)
            Other accounts receivable                              (38,621)        31,407
            Refundable income taxes                                   --            2,937
            Other assets                                            (1,209)        36,239
         Increase (decrease) in certain liabilities-
            Accounts payable to broker-dealers and other             2,840         35,792
            Accrued expenses and other                             (66,996)        77,567
                                                               -----------    -----------
                Net cash used in operating activities             (582,959)      (203,415)
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                               --          (75,193)
                                                               -----------    -----------
                Net cash used in investing activities                 --          (75,193)
                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of treasury stock                                   (169,200)      (363,477)
                                                               -----------    -----------
                Net cash used in financing activities             (169,200)      (363,477)
                                                               -----------    -----------

NET INCREASE (DECREASE) IN CASH                                   (752,159)      (642,085)

CASH, BEGINNING OF PERIOD                                        1,174,026      3,443,228
                                                               -----------    -----------

CASH, END OF PERIOD                                            $   421,867    $ 2,801,143
                                                               ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid during the period for:
         Interest                                              $       --    $       333
         Income taxes                                                  --             --

The accompanying notes are an integral part of these consolidated financial statements.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002


Note 1   ORGANIZATION AND NATURE OF BUSINESS
         -----------------------------------

         Diamond Hill Investment Group, Inc. (the Company) is an Ohio corporation incorporated in May 2002 and previously a Florida corporation since April 1990. The Company has two subsidiary operating companies.

         Diamond Hill Capital Management, Inc., (DHCM) is a wholly owned subsidiary of the Company and a registered investment adviser. DHCM is the Investment Adviser to the Diamond Hill Focus Fund, Diamond Hill Small Cap Fund and Diamond Hill Large Cap Fund, open-end mutual funds, and Diamond Hill Investment Partners, L.P. and offers advisory accounts to institutional and individual investors.

         Diamond Hill Securities, Inc. (DHS), an Ohio corporation, is a wholly owned subsidiary of DHCM and an NASD registered broker-dealer. DHS is registered with the Securities and Exchange Commission, the securities commissions of eight states (including Ohio) and the District of Columbia. DHS trades securities on a fully-disclosed basis and clears customer transactions through an unaffiliated broker-dealer that also maintains the customer accounts. DHS is also a registered investment adviser and offers advisory accounts to institutional and individual investors. DHS is also the Investment Adviser to the Diamond Hill Bank & Financial Fund, formerly The Banc Stock Group Fund.

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

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002


Note 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
         ------------------------------------------

         Earnings Per Share
         ------------------

         Basic and diluted earnings per common share are computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." A reconciliation of the numerators and denominators used in these calculations is shown below:

         For the three months ended March 31, 2002:

                                 Numerator         Denominator       Amount
                                 ---------         -----------    -----------

           Basic Earnings        $(258,821)         1,453,950     $   (0.18)

           Diluted Earnings      $(258,821)         1,453,950     $   (0.18)


         For the three months ended March 31, 2001:

                                 Numerator         Denominator       Amount
                                 ---------         -----------    -----------

           Basic Earnings        $109,858           1,723,622     $      .06

           Diluted Earnings      $109,858           1,794,251     $      .06

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

         Treasury Stock
         --------------

         For the year ended December 31, 2001, the Company purchased 261,136 shares for $1,553,426. During the three months ended March 31, 2002, the Company purchased 42,300 shares for $169,200.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002


Note 3   CAPITAL STOCK (Continued)
         -------------

         Authorization of Preference Stock
         ---------------------------------

         The Company's Articles of Incorporation authorize the issuance of 10,000,000 shares of "blank check" preference stock with such designations, rights and preferences, as may be determined from time to time by the Company's Board of Directors. The Board of Directors is empowered, without shareholder approval, to issue preference stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting or other rights of the holders of the Common Stock. There were no shares of preference stock issued or outstanding at March 31, 2002 or December 31, 2001.

Note 4   TRADING PORTFOLIO
         -----------------

         Investment portfolio balances of as March 31, 2002, are comprised of the following:

                                                                   Unrealized   Unrealized
                                           Market        Cost        Gains        Losses
                                        ----------   ----------   ----------   ----------
               Mutual fund shares and
               limited partnership
               interest                 $4,687,248   $4,171,975   $  515,273   $     --

               Marketable equity
               securities                  265,476      320,804        3,161      (58,489)

               Not readily marketable
               equity securities           239,211      342,464        1,095     (104,348)
                                        ----------   ----------   ----------   ----------

               Total                    $5,191,935   $4,835,243   $  519,529   $ (162,837)
                                        ==========   ==========   ==========   ==========

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002

Note 4   TRADING PORTFOLIO
         -----------------

         Investment portfolio balances of as December 31, 2001, are comprised of the following:

                                                                  Unrealized   Unrealized
                                          Market        Cost         Gains       Losses
                                        ----------   ----------   ----------   ----------
               Mutual fund shares and
               limited partnership
               interest                 $4,372,394   $4,171,975   $  200,419   $     --

               Marketable equity
               securities                  241,710      290,948         --        (49,238)

               Not readily marketable
               equity securities           316,656      412,994       11,825     (108,163)
                                        ----------   ----------   ----------   ----------

               Total                    $4,930,760   $4,875,917   $  212,244   $ (157,401)
                                        ==========   ==========   ==========   ==========

         DHCM is the managing member of the General Partner of Diamond Hill Investment Partners, L.P., whose underlying assets consist primarily of marketable securities. The General Partner is contingently liable for all of the partnership's liabilities.

         Summary financial information, including the Company's carrying value and income from this partnership at March 31, 2002 and 2001, and for the three months then ended, is as follows:

                                                       2002        2001

               Total assets                        $8,750,366   $1,487,991
               Total liabilities                    2,439,514      318,402
               Net assets                           6,310,852    1,169,589
               Net fair market value of earnings      415,195       39,549

               DHCM's carrying value                3,292,222    1,035,063
               DHCM's income                          227,786       35,063

         DHCM's income from this partnership includes its pro-rata capital allocation and its share of an incentive allocation from the limited partners. In addition, DHCM earns an administrative fee payable quarterly at the rate of .25% of the value of the limited partners' capital accounts.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002

Note 5   CONCENTRATIONS OF CREDIT RISK AND FINANCIAL INSTRUMENTS WITH
         ------------------------------------------------------------
         OFF-BALANCE SHEET RISK
         ----------------------

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

         In the normal course of business, the Company periodically sells securities not yet purchased (short sales) for its own account and writes options. The establishment of short positions and option contracts exposes the Company to off-balance sheet market risks in the event prices change, as the Company may be obligated to cover such positions at a loss. At March 31, 2002, the Company had no short security positions, had not written any option contracts and did not own any options. The Company did not experience any credit losses due to the failure of any counterparties to perform during the quarter March 31, 2002. Senior management of the Company is responsible for reviewing trading positions, exposures, profits and losses, trading strategies and hedging strategies on a daily basis.

         The Company's significant industry concentration, primarily through the operations of DHS, which arises within its normal course of business activities, is with financial institutions for bank securities transactions.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002


Note 6   SEGMENT INFORMATION
         -------------------

         The Company has three reportable segments: Investment Advisory Services, Brokerage Services and Corporate Portfolio. These segments have been designed to aid the operating decision makers in deciding how to allocate resources and in assessing performance.

         TYPES OF SERVICES FROM WHICH EACH REPORTABLE SEGMENT DERIVES ITS
         ----------------------------------------------------------------
         REVENUES
         --------
         The Investment Advisory Services segment provides investment advisory services to the Diamond Hill Focus Fund, the Diamond Hill Small Cap Fund, the Diamond Hill Large Cap Fund, and the Diamond Hill Bank & Financial Fund, (formerly the Banc Stock Group Fund), open-end mutual funds, Diamond Hill Investment Partners, L.P., an investment limited partnership, and offers investment advisory services and accounts to institutional and individual investors, specializing in diversified, domestic securities. The Brokerage Services segment offers brokerage services and managed accounts to institutional and individual investors, specializing in regional and community bank stocks. The Corporate Portfolio segment is represented by revenue generating investments unrelated to the other operating segments.

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

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002

Note 6   SEGMENT INFORMATION (Continued)
         -------------------

         Financial information for the quarter ended March 31, 2002
         ----------------------------------------------------------

                                          Investment
                                           Advisory      Brokerage      Corporate
                                           Services       Services      Portfolio      Combined
                                         -----------    -----------    -----------    -----------
Operating Revenues:
    Management fees & commissions        $   170,517    $    62,653    $      --      $   233,170
    Market making gains                         --            1,136           --            1,136
                                         -----------    -----------    -----------    -----------
      Total operating revenue                170,517         63,789           --          234,306
                                         -----------    -----------    -----------    -----------
Operating Expenses:
    Salaries, benefits & payroll taxes       261,948         99,324         22,126        383,398
    Brokers' commissions                        --           28,568           --           28,568
    Professional fees                        158,967         15,433         56,751        231,151
    General and administrative                73,052         59,099         58,705        190,856
                                         -----------    -----------    -----------    -----------
      Total operating expenses               493,967        202,424        137,582        833,973
                                         -----------    -----------    -----------    -----------
Operating Loss                              (323,450)      (138,635)      (137,582)      (599,667)
                                         -----------    -----------    -----------    -----------
Other Revenue and (Expense):
    Portfolio gains                             --             --          326,424        326,424
    Dividend income                                2          1,222         10,353         11,577
    Interest and other income                     12          2,833           --            2,845
    Interest expense                            --             --             --             --
                                         -----------    -----------    -----------    -----------
      Total other revenue & (expense)             14          4,055        336,777        340,846
                                         -----------    -----------    -----------    -----------
Income (Loss) Before Taxes                  (323,436)      (134,580)       199,195       (258,821)
Income Tax Provision (Credit)                   --             --             --             --
                                         -----------    -----------    -----------    -----------
Net Income (Loss)                        $  (323,436)   $  (134,580)   $   199,195    $  (258,821)
                                         ===========    ===========    ===========    ===========

Total Assets                             $ 4,774,391    $   670,867    $   933,460    $ 6,378,718
                                         ===========    ===========    ===========    ===========


              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002

Note 6   SEGMENT INFORMATION (Continued)
         -------------------

         Financial information for the quarter ended March 31, 2001
         ----------------------------------------------------------

                                         Investment
                                          Advisory       Brokerage      Corporate
                                          Services        Services      Portfolio      Combined
                                         -----------    -----------    -----------    -----------
Operating Revenues:
    Management fees & commissions        $   159,984    $   146,657    $      --      $   306,641
    Market making losses                        --           75,054           --           75,054
                                         -----------    -----------    -----------    -----------
      Total operating revenue                159,984        221,711           --          381,695
                                         -----------    -----------    -----------    -----------
Operating Expenses:
    Salaries, benefits & payroll taxes       265,230        124,742         48,875        438,847
    Brokers' commissions                        --           39,501           --           39,501
    Professional fees                        122,506          3,922         21,066        147,494
    General and administrative               130,940         93,658          8,389        232,987
                                         -----------    -----------    -----------    -----------
      Total operating expenses               518,676        261,823         78,330        858,829
                                         -----------    -----------    -----------    -----------
Operating Loss                              (358,692)       (40,112)       (78,330)      (477,134)
                                         -----------    -----------    -----------    -----------
Other Revenue and (Expense):
    Portfolio gains                             --             --          509,242        509,242
    Dividend income                             --           13,714         50,742         64,456
    Interest and other income                      8         12,450          1,169         13,627
    Interest expense                            --             (333)          --             (333)
                                         -----------    -----------    -----------    -----------
      Total other revenue & (expense)              8         25,831        561,153        586,992
                                         -----------    -----------    -----------    -----------
Income (Loss) Before Taxes                  (358,684)       (14,281)       482,823        109,858
Income Tax Provision (Credit)                   --             --             --             --
                                         -----------    -----------    -----------    -----------
Net Loss                                 $  (358,684)   $   (14,281)   $   482,823    $   109,858
                                         ===========    ===========    ===========    ===========

Total Assets                             $ 2,860,941    $ 1,326,926    $ 5,504,336    $ 9,692,203
                                         ===========    ===========    ===========    ===========

Note 7   SUBSEQUENT EVENT
         ----------------

The Company held its annual meeting of shareholders on May 2, 2002. At that meeting, shareholders approved a proposal to reincorporate the Company to Ohio from Florida, by merging the Company with and into its newly-formed, wholly-owned Ohio subsidiary, DHO, Inc., with DHO, Inc. being the surviving corporation. Under the new Articles of Incorporation, the number of authorized shares will decrease from 30,000,000 to 8,000,000, consisting of 7,000,000 common shares and 1,000,000 preferred shares, each without par value.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements
--------------------------

Throughout this discussion, the Company may make forward-looking statements relating to such matters as anticipated operating results, prospects for achieving the critical threshold of assets under management, technological developments, economic trends (including interest rates and market volatility), expected transactions and acquisitions and similar matters. While the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate and accordingly, the actual results and experiences of the Company could differ materially from the anticipated results or other expectations expressed by the Company in its forward-looking statements. Factors that could cause such actual results or experiences to differ from results discussed in the forward-looking statements include, but are not limited to: economic conditions; volatility and direction of interest rates or market values of trading securities; governmental legislation and regulation; and other risks identified from time-to-time in the Company's other public documents on file with the SEC. The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's report on Form 10-KSB for the year ended December 31, 2001.

General
-------

Since the change in executive management and the shift from traditional investment related activities through the DHS subsidiary to investment advisory services provided by the DHCM subsidiary, a great deal of progress has been made in gathering assets within the Company's investment advisory products. DHCM manages portfolios of stocks representing interests in entities operating in various economic sectors. Staffing and costs associated with this shift in emphasis and the various marketing initiatives at DHCM are expected to negatively impact the Company in 2002. Management believes that this process is necessary in order to achieve a critical threshold of assets under management to support operations in the future. However, there can be no assurance that the Company will be able to achieve the critical threshold of assets under management to support future operations.

Three months ended March 31, 2002 compared to Three months ended March 31, 2001
-------------------------------------------------------------------------------

Operating revenues for the three months ended March 31, 2002 decreased to $234,306 compared to $381,695 for the three months ended March 31, 2001, a 39% decrease. This decrease results primarily from decreases in revenue from market making and management fees and commissions.

The Company generated management fees and commissions of $233,170 for the three months ended March 31, 2002 compared to $306,641 for the three months ended March 31, 2001 a decrease of 24%. The decrease is primarily attributable to decreased management fee revenue. Due to changes in personnel and other shifts in emphasis, a large client terminated their account effective June 30, 2001. This account, with the State of Ohio, represented assets under management that produced $47,274 in management fees in the three months ended March 31, 2001. In conjunction with the shift in emphasis to the investment advisory

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

services of DHCM, a program has been initiated to attempt to gather new assets under management at DHCM. However, there can be no assurance that the Company will be able to achieve the critical threshold of assets under management at DHCM to support future operations.

Market making gains and losses were gains of $1,136 for the three months ended March 31, 2002 compared to gains of $75,054 for the three months ended March 31, 2001 a 98% decrease. This decrease is largely due to the decreased emphasis on market making activities. The trading portfolios of the Company and its subsidiaries have been reduced significantly by liquidation, and management is unable to predict how future fluctuations in market values will impact the performance of the Company's remaining trading portfolios.

Operating expenses for the three months ended March 31, 2002 decreased to $833,973 compared to $858,829 for the three months ended March 31, 2001, a decrease of 3%. Generally, the decrease is due to a drop in all operating expenses, excluding professional fees. Salaries, benefits and payroll taxes decreased to $383,398 for the three months ended March 31, 2002 from $438,847 for the three months ended March 31, 2001, a decrease of 13%. This decrease reflects changes in personnel. Brokers' commission expense decreased to $28,568 for the three months ended March 31, 2002 compared to $39,501 for the three months ended March 31, 2001 a decrease of 28%. In conjunction with the Company's shift in emphasis from its traditional investment related activities through DHS, to the investment advisory services of DHCM, the Company's former retail broker representatives are now employed by unaffiliated broker-dealers. As a result, a reduced number of retail accounts exist which had produced the majority of the commission expense. Professional fees increased to $231,151 for the three months ended March 31, 2002 compared to $147,494 for the three months ended March 31, 2001, an increase of 57%. The increase results from expenses related to special corporate projects and new products. General and administrative expenses decreased to $190,856 for the three months ended March 31, 2002 compared to $232,987 for the three months ended March 31, 2001, a decrease of 18%. This resulted from decreases in a number of expenses including marketing and brokerage expenses.

Other revenue and expenses for the three months ended March 31, 2002 decreased to net other revenue of $340,846 compared to $586,992 for the three months ended March 31, 2001, a decrease of 42%. This decrease results primarily from decreases in revenue from portfolio gains and dividend income.

Portfolio gains and losses were gains of $326,424 for the three months ended March 31, 2002, compared to gains of $509,242 for the three months ended March 31, 2001, a decrease of 36%. These trading gains result primarily from increases in market values of the Company's trading portfolio investments in mutual funds and limited partnership interests. Management is unable to predict how future fluctuations in market values will impact the performance of the Company's trading and investment portfolios. Dividend income declined for the three months ended March 31, 2002 to $11,577 compared to $64,456, a decrease of $52,879 or 82%, this is due to a significant reduction in the Company's portfolio of bank stocks (many of which pay dividends) and lower interest rates on money market balances.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

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

As of March 31, 2002, the Company had working capital of approximately $5,700,000 compared to approximately$6,100,000 at December 31, 2001. The decrease is due to operating activities and using working capital to purchase Company common stock. Working capital includes cash, securities owned and accounts and notes receivable, net of all liabilities. The Company has no long-term debt.

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

At March 31, 2002, the Company had no short security positions, had not written any option contracts, and did not own any options. The Company did not experience any credit losses due to the failure of any counter parties to perform during the three months ended March 31, 2002. Senior management of the Company is responsible for reviewing trading positions, exposures, profits and losses, trading strategies and hedging strategies on a daily basis.

The Company's most significant industry concentration, which arises primarily through the operation of DHS within its normal course of business activities, is with banks and financial institutions.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

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

Impact of Inflation and Other Factors
-------------------------------------

The Company's operations have not been significantly affected by inflation. The Company's trading portfolios of equity securities, primarily in the community-banking sector, are carried at current market values. Therefore, general economic and market conditions, including volatility in the banking sector, the volume of securities trading and fluctuations in interest rates, affect the Company's profitability.

The Company's business is also subject to government regulation and changes in legal, accounting, tax and other compliance requirements. Changes in these regulations may have a significant effect on the Company's operations.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

                                     PART II

                                OTHER INFORMATION
                                -----------------

Item 1.          Legal Proceedings

                          None

Item 2.          Change in Securities; Use of Proceeds

                          None

Item 3.          Defaults Upon Senior Securities

                          None

Item 4.          Submission of Matters to a Vote of Security Holders

                          None

Item 5.          Other Information

                          None

Item 6.          Exhibits and Reports on Form 8-K

                          None

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

                                   SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title                              Date
------------------------------------------------------------------------------

/S/R. H. Dillon            President and Director             May 2, 2002
---------------
R. H. Dillon

/S/James F. Laird          Chief Financial Officer            May 2, 2002
-----------------
James F. Laird