Form 10QSB
period 2002-06-30
DIAMOND HILL INVESTMENT GROUP INC
filed 2002-08-12
CIK 909108

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                                 -------------

                        Commission file number 000-24498
                                               ---------

                       DIAMOND HILL INVESTMENT GROUP, INC
                       ----------------------------------
                 (Name of small business issuer in its charter)

                         Ohio                         65-0190407
           ----------------------------------------------------------
           (State or other jurisdiction of         (I.R.S. Employer
            incorporation or organization)        Identification No.)

             375 North Front Street, Suite 300, Columbus, Ohio 43215
             -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number (614) 255-3333
                                              --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 31, 2002:

     Common Stock: 1,408,466 shares

Transitional Small Business Disclosure Format (check one):

     Yes [X]   No [ ]

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----
                                                                            PAGE
                                                                            ----
Part I Financial Information:                                                  3

     Item 1.   Consolidated Statements of Financial Condition As of
               June 30, 2002 (unaudited) and December 31, 2001 (audited)       4

               Consolidated Statements of Operations For the Six Months
               and Three Months Ended June 30, 2002 and 2001 (unaudited)       5

               Consolidated Statements of Changes in Shareholders'
               Equity For the Six Months Ended June 30, 2002 (unaudited)       6

               Consolidated Statements of Cash Flows for the Six Months
               Ended June 30, 2002 and 2001 (unaudited)                        7

               Notes to Consolidated Financial Statements                   8-13

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         14-20

Part II Other Information:                                                 21-22

     Item 1.   Legal Proceedings

     Item 2.   Change in Securities

     Item 3.   Defaults Upon Senior Securities

     Item 4.   Submission of Matters to a Vote of Security Holders

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K

Signatures                                                                    23

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

                                     PART I

                              FINANCIAL INFORMATION
                              ---------------------

Item 1.   FINANCIAL STATEMENTS

          The accompanying consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, are unaudited (except for the December 31, 2001 consolidated balance sheet, which was derived from the Company's audited financial statements), but have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

          Operating results for the three and the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2002.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    As of June 30, 2002 and December 31, 2001

                                                                           UNAUDITED         AUDITED
                                                                            06/30/02         12/31/01
                                                                          ------------     ------------

                                     ASSETS
                                     ------
Cash                                                                      $    148,346     $  1,174,026
Investment portfolio:
     Mutual fund shares and limited partnership interests                    4,177,422        4,372,394
     Marketable equity securities, at market value                             410,396          241,710
     Not readily marketable equity securities, at estimated fair value         238,421          316,656
Accounts receivable:
     Affiliates                                                                 70,611           56,968
     Pending settlements and other                                              45,310           34,222
     Refundable income taxes                                                        --          414,251
Property and equipment, net of accumulated depreciation of                     223,430          139,737
     $237,706 and $207,877, respectively
Deposits and other                                                             160,885          113,783
                                                                          ------------     ------------

          Total assets                                                    $  5,474,821     $  6,863,747
                                                                          ============     ============

                                   LIABILITIES
                                   -----------

Accounts payable to broker-dealers and other                              $     15,410     $         --
Accrued expenses                                                               204,951          491,767
                                                                          ------------     ------------

          Total liabilities                                                    220,361          491,767
                                                                          ------------     ------------

                              SHAREHOLDERS' EQUITY
                              --------------------

Common stock: (note 3)
     No par value, 7,000,000 shares authorized,
          1,821,972 shares issued and 1,423,466 shares outstanding          10,023,703       10,023,703
     Treasury stock, at cost
          (398,506 shares and 342,206 shares, respectively)                 (2,327,010)      (2,101,810)
     Deferred compensation                                                     (23,710)         (36,793)
Accumulated deficit                                                         (2,418,523)      (1,513,120)
                                                                          ------------     ------------

          Total shareholders' equity                                         5,254,460        6,371,980
                                                                          ------------     ------------

          Total liabilities and shareholders' equity                      $  5,474,821     $  6,863,747
                                                                          ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPEARTIONS
               For The Six Months and Three Months Ended June 30,
                                  2002 and 2001

                                    UNAUDITED
                                    ---------

                                                6 MONTHS ENDED                    3 MONTHS ENDED
                                         -----------------------------     -----------------------------
                                           JUN 2002         JUN 2001         JUN 2002         JUN 2001
                                         -----------------------------     -----------------------------
OPERATING REVENUES:
 Management fees and commissions         $    507,070     $    583,378     $    273,900     $    276,737
 Market making gains and (losses)             (17,627)          91,977          (18,763)          16,923
                                         -----------------------------     -----------------------------

  Total operating revenues                    489,443          675,355          255,137          293,660
                                         -----------------------------     -----------------------------

OPERATING EXPENSES:
 Salaries, benefits and payroll taxes         750,276          902,137          366,878          463,290
 Brokers' commission                           64,037           43,508           35,469            9,561
 Professional fees                            448,700          333,982          217,549          194,933
 General and administrative                   337,808          532,770          146,952          285,784
                                         -----------------------------     -----------------------------

  Total operating expenses                  1,600,821        1,812,397          766,848          953,568
                                         -----------------------------     -----------------------------

OPERATING INCOME (LOSS)                    (1,111,378)      (1,137,042)        (511,711)        (659,908)
                                         -----------------------------     -----------------------------

OTHER REVENUE AND EXPENSES:
 Investment gains and (losses)                167,016          950,414         (159,408)         441,172
 Dividend income                               14,090          117,166            2,513           44,081
 Interest and other income                     24,869            5,799           22,024              801
 Interest expense                                  --             (407)              --              (74)
                                         -----------------------------     -----------------------------

  Total other revenue and expenses            205,975        1,072,972         (134,871)         485,980
                                         -----------------------------     -----------------------------

LOSS BEFORE TAXES                            (905,403)         (64,070)        (646,582)        (173,928)

 Income tax provision (credit)                     --               --               --               --
                                         -----------------------------     -----------------------------

NET INCOME (LOSS)                        $   (905,403)    $    (64,070)    $   (646,582)    $   (173,928)
                                         =============================     =============================

 BASIC EARNINGS (LOSS) PER SHARE         $      (0.63)    $      (0.04)    $      (0.45)    $      (0.10)
                                         =============================     =============================

 DILUTED EARNINGS (LOSS) PER SHARE       $      (0.63)    $      (0.04)    $      (0.45)    $      (0.10)
                                         =============================     =============================

The accompanying notes are an integral part of these consolidated financial statements.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS' EQUITY
                     For the Six Months Ended June 30, 2002

                                    UNAUDITED
                                    ---------

                                              Treasury         Deferred         Retained
                               Common           Stock        Compensation       Earnings           Total
                            ------------    ------------     ------------     ------------     ------------
Balance at December 31,
2001                        $ 10,023,703    ($ 2,101,810)    ($    36,793)    ($ 1,513,120)    $  6,371,980

Amortization of deferred
compensation                          --              --           13,083               --           13,083

Purchase of treasury
stock                                 --        (225,200)              --               --         (225,200)

Net loss                              --              --               --         (905,403)        (905,403)
                            ------------    ------------     ------------     ------------     ------------

Balance at June 30, 2002    $ 10,023,703    ($ 2,327,010)    ($    23,710)    ($ 2,418,523)    $  5,254,460
                            ============    ============     ============     ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2002 and 2001

                                    UNAUDITED
                                    ---------

                                                                    2002             2001
                                                                ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                          $   (905,403)    $    (64,070)
     Adjustments to reconcile net income (loss)
     to net cash provided by (used in) operating activities:
         Depreciation and amortization                                29,829           29,643
         Bad debt expense (recovery)                                      --          (14,025)
         Amortization of deferred compensation                        13,083           22,933
         Unrealized (gain) loss                                      (31,213)      (1,042,391)
         (Increase) decrease in certain assets-
            Investment portfolio                                     135,734          641,410
            Mortgage participation notes                                  --          223,500
            Accounts receivable                                      (13,643)              --
            Other accounts receivable                                (11,088)           7,824
            Refundable income taxes                                  414,251           96,966
            Other assets                                             (47,101)          40,150
         Increase (decrease) in certain liabilities-

            Securities sold not yet purchased                             --           13,974
            Accounts payable to broker-dealers and other              15,410           (1,698)
            Accrued expenses and other                              (286,816)          22,055
                                                                ------------     ------------
                Net cash used in operating activities               (686,957)         (23,729)
                                                                ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                             (113,523)        (117,044)
                                                                ------------     ------------
                Net cash used in investing activities               (113,523)        (117,044)
                                                                ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of treasury stock                                     (225,200)      (1,018,149)
     Advances to affiliates                                               --          (27,829)
                                                                ------------     ------------
                Net cash used in financing activities               (225,200)      (1,045,978)
                                                                ------------     ------------

NET INCREASE (DECREASE) IN CASH                                   (1,025,680)      (1,186,751)

CASH, BEGINNING OF PERIOD                                          1,174,026        3,443,228
                                                                ------------     ------------

CASH, END OF PERIOD                                             $    148,346     $  2,256,477
                                                                ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest                                               $         --     $        406
         Income taxes                                                     --               --

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

          Diamond Hill Capital Management, Inc. (DHCM), an Ohio corporation, is a wholly owned subsidiary of the Company and a registered investment advisor. DHCM is the investment advisor to the Diamond Hill Focus Fund, Diamond Hill Small Cap Fund, Diamond Hill Large Cap Fund and Diamond Hill Short Term Fixed Income Fund, open-end mutual funds, and Diamond Hill Investment Partners, L.P. DHCM also offers advisory services to institutional and individual investors.

          Diamond Hill Securities, Inc. (DHS), an Ohio corporation, is a wholly owned subsidiary of DHCM and a NASD registered broker-dealer. DHS is registered with the Securities and Exchange Commission and the securities commissions of eleven states (including Ohio) and the District of Columbia. DHS trades securities on a fully-disclosed basis and clears customer transactions through an unaffiliated broker-dealer that also maintains the customer accounts. DHS is also a registered investment advisor and offers advisory services to institutional and individual investors. DHS is the investment advisor to the Diamond Hill Bank & Financial Fund, formerly The Banc Stock Group Fund, an open-end mutual fund.

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

          Limited Partnership Interests
          -----------------------------

          DHCM is the managing member of Diamond Hill General Partner, LLC, the General Partner of Diamond Hill Investment Partners, L.P., (DHIP) a limited partnership whose underlying assets consist of marketable securities. DHCM's investment in DHIP is accounted for using the equity method, under which DHCM's share of the net earnings or losses of the partnership is reflected in income as earned and distributions received are reflected as reductions of the investment. The Company is actively seeking additional unaffiliated investors for DHIP and, if successful, seeks to reduce DHCM's percentage ownership significantly.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

          ------------------------------------------

          Earnings Per Share
          ------------------

          Basic and diluted earnings per common share are computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." A reconciliation of the numerators and denominators used in these calculations is shown below:

          For six months ending June 30, 2002:

                                              Numerator            Denominator           Amount
                                              ---------            -----------           ------
               Basic Earnings                 $(905,403)           1,438,933             $(0.63)

               Diluted Earnings                (905,403)           1,438,933              (0.63)

          For six months ending June 30, 2001:
                                              Numerator            Denominator           Amount
                                              ---------            -----------           ------
               Basic Earnings                 $ (64,070)           1,681,997             $(0.04)

               Diluted Earnings                 (64,070)           1,681,997              (0.04)

          For three months ending June 30, 2002:
                                              Numerator            Denominator           Amount
                                              ---------            -----------           ------
               Basic Earnings                 $(646,582)           1,424,081             $(0.45)

               Diluted Earnings                (646,582)           1,424,081              (0.45)

          For three months ending June 30, 2001:
                                              Numerator            Denominator           Amount
                                              ---------            -----------           ------
               Basic Earnings                 $(173,928)           1,640,829             $(0.10)

               Diluted Earnings                (173,928)           1,640,829              (0.10)

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

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES


Note 3    CAPITAL STOCK
          -------------

          Stock Split
          -----------

          Effective September 26, 2001, the Company completed a 1 for 5 reverse stock split of its common stock. Share amounts have been retroactively adjusted to reflect the split.

          Treasury Stock
          --------------

          For the year ended December 31, 2001, the Company purchased 261,136 shares for $1,553,426. During the three months ending June 30, 2002, the Company purchased 14,000 shares for $56,000. During the six months ending June 30, 2002, the Company purchased 56,300 shares for $225,200.

          Authorization of Preferred Stock
          --------------------------------

          The Company's Articles of Incorporation authorize the issuance of 1,000,000 shares of "blank check" preferred stock with such designations, rights and preferences, as may be determined from time to time by the Company's Board of Directors. The Board of Directors is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights that could adversely affect the voting or other rights of the holders of the Common Stock. There were no shares of preferred stock issued or outstanding at June 30, 2002 or December 31, 2001.

Note 4    TRADING PORTFOLIO
          -----------------

          Investment portfolio balances of as June 30, 2002, are comprised of the following:

                                                                UNREALIZED    UNREALIZED
                                      MARKET         COST         GAINS         LOSSES
                                    ----------    ----------    ----------    ----------
          Mutual fund shares and
          limited partnership
          interest                  $4,177,422    $3,922,532    $  299,739    $  (44,849)

          Marketable equity
          securities                   410,396       475,188         6,655       (71,447)

          Not readily marketable
          equity securities            238,421       342,464         1,094      (105,137)
                                    ----------    ----------    ----------    ----------
          TOTAL                     $4,826,239    $4,740,184    $  307,488    $ (221,433)
                                    ==========    ==========    ==========    ==========

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

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

          Summary financial information, including the Company's carrying value and income from this partnership at June 30, 2002 and 2001, and for the six months then ended, is as follows:

                                                   2002            2001
                                               ------------    ------------
          Total Assets                         $ 10,788,822    $  2,714,712
          Total Liabilities                       2,451,778         375,902
          Net Assets                              8,337,044       2,338,810
          Net fair market value of earnings         274,459         215,547

          DHCM's carrying value                $  3,256,679    $  1,135,591
          DHCM's income                             192,244         135,552

          DHCM's income from this partnership includes its pro-rata capital allocation and its share of an incentive allocation from the limited partners. In addition, DHCM earns an administrative fee payable quarterly at the rate of .25% of the value of the limited partners' capital accounts.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES


Note  5   CONCENTRATIONS   OF  CREDIT  RISK  AND  FINANCIAL   INSTRUMENTS   WITH
          ----------------------------------------------------------------------
          OFF-BALANCE SHEET RISK
          ----------------------

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

          In the normal course of business, the Company periodically sells securities not yet purchased (short sales) for its own account and writes options. The establishment of short positions and option contracts exposes the Company to off-balance sheet market risks in the event prices change, as the Company may be obligated to cover such positions at a loss. At June 30, 2002, the Company had no short security positions, had not written any option contracts and did not own any options. The Company did not experience any credit losses due to the failure of any counter parties to perform during either the three months or six months ended June 30, 2002. Senior management of the Company is responsible for reviewing trading positions, exposures, profits and losses, trading and hedging strategies on a daily basis.

          The Company's significant industry concentration, primarily through the operations of DHS, which arises within its normal course of business activities, is with financial institutions for bank securities transactions.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES


Note 6    OPERATING LEASE
          ---------------

          The Company leases office space under an operating lease. Under the previous operating lease, which expired July 2002, total lease expenses were approximately $133,000 for the year ended December 31, 2001. The Company entered into a new lease agreement effective May 1, 2002, which terminates on May 31, 2005. The future minimum lease payments under the new lease are as follows:

                 YEAR ENDED           AMOUNT
                 ----------         ----------
                    2002            $   50,000
                    2003               120,000
                    2004               120,000
                    2005                50,000

Note  7   SUBSEQUENT EVENT
          ----------------

          Along with the expiration of the Company's former operating lease for office space, certain fixed assets will be disposed of during the third quarter. Estimated depreciation expense associated with these fixed assets is approximately $40,000.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Forward-looking Statements
          --------------------------

          Throughout this discussion, the Company may make forward-looking statements relating to such matters as anticipated operating results, prospects for achieving a critical threshold of assets under management, technological developments, economic trends (including interest rates and market volatility), expected transactions and acquisitions and similar matters. While the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate and accordingly, the actual results and experiences of the Company could differ materially from the anticipated results or other expectations expressed by the Company in its forward-looking statements. Factors that could cause such actual results or experiences to differ from results discussed in the forward-looking statements include, but are not limited to: the adverse effect from a decline in the securities markets; a decline in the performance of the Company's products; a general downturn in the economy; changes in government policy and regulation; changes in the Company's ability to attract or retain key employees; and unforeseen costs and other effects related to legal proceedings or investigations of governmental and self-regulatory organizations. Once again, the following discussion and analysis should be read in conjunction with the consolidated financial statements and notes included in the Company's report on Form 10-KSB for the year ended December 31, 2001.

          BUSINESS OVERVIEW

          Diamond Hill Investment Group, Inc. (the Company) was incorporated in Ohio in May 2002. Previously, the Company had been incorporated in the state of Florida since April 1990. Through its two subsidiary operating companies, Diamond Hill Capital Management, Inc. (DHCM) and Diamond Hill Securities, Inc. (DHS), the Company offers investment advisory services through its mutual funds, individually managed accounts and alternative investments. The Company's clients include individual investors, corporations, public entities, Taft-Hartley plans and endowments.

          DHCM, an Ohio corporation, is a wholly owned subsidiary of the Company and a registered investment advisor. DHCM serves as investment advisor to the following open-end mutual funds: Diamond Hill Focus Fund, Diamond Hill Small Cap Fund, Diamond Hill Large Cap Fund and Diamond Hill Short Term Fixed Income Fund. DHCM is also the investment advisor to advisory accounts for institutional and individual investors and to Diamond Hill Investment Partners, L.P.

          DHS, an Ohio corporation, is a wholly owned subsidiary of DHCM and a NASD registered broker-dealer. DHS is registered with the Securities and Exchange

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES


          Commission and the securities  commissions of eleven states (including
          Ohio) and the District of Columbia. DHS trades securities on a fully-disclosed basis and clears customer transactions through an unaffiliated broker-dealer that also maintains the customer accounts. DHS is a registered investment advisor and is the investment advisor to advisory accounts for institutional and individual investors. DHS serves as the investment advisor to the Diamond Hill Bank & Financial Fund, formerly The Banc Stock Group Fund, an open-end mutual fund.

          In May of 2000, with the change in executive management, the Company shifted its emphasis from its traditional investment related activities through its DHS subsidiary, to the investment advisory services of its DHCM subsidiary. Staffing, other costs associated with this shift and various marketing initiatives have negatively impacted the Company in 2002. Management believes that this process is necessary in order to achieve a critical threshold of assets under management to support operations in the future. However, there can be no assurance the Company will be able to achieve the critical threshold of assets under management to support future operations.

          ASSETS UNDER MANAGEMENT

          For the six months ending June 30, 2002, assets under management totaled $92,349,944, a 32% increase from December 31, 2001. During the three months ended June 30, 2002, assets under management increased 10%. Asset growth for the six months and three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2002. The table below provides a summary of assets under management:

                                            6/30/2002       3/31/2002       12/31/2001
                                           ------------    ------------    ------------
          Individually Managed Accounts    $ 40,195,872    $ 37,025,013    $ 28,809,342
          Mutual Funds                       43,817,028      40,899,194      35,943,939
          Alternative Investments             8,337,044       6,309,852       5,375,657
                                           ------------    ------------    ------------
          Total Assets Under Management    $ 92,349,944    $ 84,234,059    $ 70,128,938

          RESULTS FROM OPERATIONS

          Three months  ended June 30, 2002  compared to Three months ended June
          ----------------------------------------------------------------------
          30, 2001
          --------

          As shown on the attached Consolidated Statements of Operations, total operating revenue for the three months ended June 30, 2002 was $255,137, a 13% decline from the three months ended June 30, 2001 operating revenue of $293,660. Losses from market making activities were the main cause of the decline.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES


          The Company generated management fees and commissions of $273,900 for the three months ended June 30, 2002 compared to $276,660 for the three months ended June 30, 2001, a decrease of 1%. For the three months ended June 30, 2002, the Company had a loss from market making activities of $18,763, a 211% decrease from the market making gains of $16,923 for the three months ended June 30, 2001. This decrease is largely due to the decreased emphasis on market making activities. The trading portfolios of the Company and its subsidiaries have been reduced significantly by liquidation, and management is unable to predict how future fluctuations in market values will impact the performance of the Company's remaining trading portfolios.

          Operating expenses for the three months ended June 30, 2002 decreased 20% from $953,568 for the three months ended June 30, 2001 to $766,848 for the three months ended June 30, 2002. Generally, the decrease was due to a drop in salaries, benefits, payroll taxes and general and administrative fees. Salaries, benefits and payroll taxes decreased to $366,878 for the three months ended June 30, 2002 from $463,290 for the three months ended June 30, 2001, a decrease of 21%. This decrease reflects changes in personnel. General and administrative expenses decreased 49%, from $285,784 to $146,952, for the three months ended June 30, 2001 and for the three months ended June 30, 2002, respectively. This resulted from decreases in a number of expenses including marketing and brokerage expenses. However, broker commission expense increased from $9,561 for the three months ended June 30, 2001 to $35,469 for the three months ended June 30, 2002, an increase of 271%. The increase in broker commission is a result of increased sales of the Company's open-end mutual funds. Due to expenses related to special corporate projects and new products, professional fees increased 12% to $217,549 for the three months ended June 30, 2002 compared to $194,933 for the three months ended June 30, 2001.

          Other expenses for the three months ended June 30, 2002 totaled $134,871, a 128% decrease from other revenue of $485,980 for the three months ended June 30, 2001. Investment losses and lower dividend income were the primary causes for the decrease. Investment losses totaled $159,408 for the three months ended June 30, 2002, compared to investment gains of $441,172 for the three months ended June 30, 2001, a decrease of 136%. Investment losses were the result of decreases in market values of the Company's trading portfolio, which includes mutual fund and limited partnership investments. Management is unable to predict how future fluctuations in market values will impact the performance of the Company's trading and investment portfolios. Dividend income declined for the three months ended June 30, 2002 to $2,513 compared to $44,081, a decrease of 94%. The decline in dividend income was due to a significant reduction in the Company's portfolio of bank stocks (many of which pay dividends) and lower interest rates on money market balances. Interest and other income increased from $801 for the three months ended June 30, 2001 to $22,024 for the three months ended June 30, 2002. This increase was solely due to the interest earned on the Company's tax refund.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES


          Six months  ended June 30, 2002  compared to Six months ended June 30,
          ----------------------------------------------------------------------
          2001
          ----

          Total operating revenues for the six months ended June 30, 2002 decreased to $489,443 from $675,355 for the six months ended June 30, 2001, a 28% decrease. Market making gains were $91,977 for the six months ended June 30, 2001 compared to a loss of $17,627 for the same period of time in 2002. Management fees and commissions totaled $507,070 for the six months ended June 30, 2002 compared to $583,378 for the six months ended June 30, 2001, a decrease of 13%. Part of this decrease is due to changes in personnel and other shifts in corporate emphasis that resulted in a large client terminating their account effective June 30, 2001. This account, with the State of Ohio, represented assets under management that produced $99,927 in management fees in the six months ended June 30, 2001. In conjunction with the shift in corporate emphasis to the investment advisory services of DHCM, a program was initiated to gather new assets under management at DHCM. However, there can be no assurance that the Company will be able to achieve the critical threshold of assets under management at DHCM to support future operations.

          Operating expenses for the six months ended June 30, 2002 decreased to $1,600,821 compared to $1,812,397 for the six months ended June 30, 2001, a decrease of 12%. Generally, the decrease is due to a drop in salaries and general and administrative fees. Salaries, benefits and payroll taxes decreased to $750,276 for the six months ended June 30, 2002 from $902,137 for the six months ended June 30, 2001, a decrease of 17%. This decrease is primarily due to changes in personnel. Broker commission expense increased from $43,508 for the six months ended June 30, 2001 to $64,037 for the six months ended June 30, 2002, an increase of 47%. The increase in broker commission is a result of increased sales of the Company's open-end mutual funds. Due to expenses related to special corporate projects and new products, professional fees increased 34% to $448,700 for the six months ended June 30, 2002 compared to $333,982 for the six months ended June 30, 2001.

          Other revenue for the six months ended June 30, 2002 decreased 81% to $205,975 from $1,072,972 for the six months ended June 30, 2001. The decrease resulted primarily from decreases in revenue from investment gains and dividend income. Investment gains were $950,414 for the six months ended June 30, 2001 compared to $167,016 for the six months ended June 30, 2002, resulting in an 82% decrease. Investment losses were the result of decreases in market values of the Company's trading portfolio, which includes mutual fund and limited partnership investments. Management is unable to predict how future fluctuations in market values will impact the performance of the Company's trading and investment portfolios. In addition, dividend income declined for the six months ended June 30, 2002 to $14,090 compared to $117,166 for six months ended June 30, 2001, a decrease of 88%. This is due to a significant reduction in the Company's portfolio of bank stocks (many of which pay dividends) and lower interest rates on money market balances. Interest and other income increased from $5,799 for the six months ended June

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES


          30, 2001 to $24,869 for the six months ended June 30, 2002. This increase was primarily due to the interest earned on the Company's tax refund.

          LIQUIDITY AND CAPITAL RESOURCES

          As a result of a net loss of $646,582 for the three months ending June 30, 2002, the Company's cash balance decreased 93% to $148,346. As shown on the attached Consolidated Statements of Financial Condition, the Company's overall working capital for the three months ending June 30, 2002 was approximately $5,000,000. As of December 31, 2001 working capital was approximately $6,100,000.

          Net cash used in operating activities increased from $23,729 for the six months ended June 30, 2001 to $686,957 for the six months ended June 30, 2002. The primary cause for this increase was the net operating loss. A tax refund of $414,251 partially offset the impact of the net operating loss. Net cash used in operating activities for the six months ended June 30, 2001 of $23,729 primarily resulted from an unrealized gain of $1,042,391 that was offset by decreases in the Company's investment portfolio and mortgage participation notes.

                                                  JUNE 2002      JUNE 2001
                                                 ----------     ----------
          Cash Flow From Operating Activities      (686,957)       (23,729)
          Cash Flow From Investing Activities      (113,523)      (117,044)
          Cash Flow From Financing Activities      (225,200)    (1,045,978)
                                                 ----------     ----------
          Net Increase (Decrease) in Cash        (1,025,680)    (1,186,751)
          Cash Beginning of Period                1,174,026      3,443,228
          Cash, Ending of Period                    148,346      2,256,477

          Net cash used in investing activities for the six months ended June 30, 2002 and for the six months ended June 30, 2001 was $113,523 and $117, 044, respectively. The purchase of office equipment and other property and equipment were the primary uses of these funds.

          Net cash used in financing activities for the six months ended June 30, 2002 and for the six months ended June 30, 2001 was $225,200 and $1,045,978, respectively. These funds were used primarily for the purchase of Company common stock.

          Approximately 95% of the Company's trading portfolio is readily marketable. Investments in securities traded on national securities markets and securities not traded on national securities markets, but with readily ascertainable market values, are valued at market value. The remaining 5% of the value of the Company's trading portfolio is comprised of small capitalization bank stocks, which are thinly traded, and there can be no assurance that active markets will develop. The failure of such markets to develop could negatively affect the Company's operations and financial condition. Other securities, for which market quotations are not readily available, due to infrequency of transactions,

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES


          are valued at fair value as determined in good faith by management of the Company. While management employs objective criteria to ascertain these values, there is no independent benchmark by which the values assigned by management can be judged. Accordingly, the value of these securities may be overstated.

          Primarily investment management fees and revenue from the trading portfolio fund the operations of the Company. Management believes that the Company's existing resources, including available cash and cash provided by operating activities, will be sufficient to satisfy its working capital requirements in the foreseeable future. However, no assurance can be given that additional funds will not be required. To the extent that returns on investments are less than anticipated, or expenses are greater than anticipated, the Company may be required to reduce its activities, liquidate the trading portfolio or seek additional financing. Further, this additional financing may not be available on acceptable terms, if at all. No significant capital expenditures are expected in the foreseeable future.

          LEGAL PROCEEDINGS (COMMITMENTS AND CONTINGENCIES)

          In the normal course of business, the Company may be named or become involved in various inquiries, administrative proceedings and litigation. While any proceeding or litigation has the element of uncertainty, the Company does not believe there are currently any such proceedings that will have a material impact on its results from operations or financial condition.

          As stated in Note 5 of this filing, DHS, under a correspondent agreement with its clearing broker, has agreed to indemnify the clearing broker from damages or losses resulting from customers' transactions. The Company is, therefore, exposed to off-balance sheet risk of loss in the event that customers are unable to fulfill contractual obligations. The Company manages this risk by requiring customers to have sufficient cash in their account before a buy order is executed and to have the subject securities in their account before a sell order is executed. The Company has not incurred any losses from customers being unable to fulfill contractual obligations.

          Please refer to Note 5 of this filing for further discussion regarding the Company's risk exposure from market making activities, short selling, option contracts, and a significant industry concentration in bank and financial institutions.

          IMPACT ON INFLATION AND OTHER FACTORS

          The Company's operations have not been significantly affected by inflation. The Company's trading portfolios of equity securities, primarily in the community-banking sector, are carried at current market values. Therefore, general economic and market conditions, including volatility in the banking

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES


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

Item 2.   Change in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          The annual meeting of the shareholders of the Company was held on May 2, 2002 at the Company's office. A majority of the Company's voting shares were present at the meeting, either in person or by proxy.

          At such meeting, the shareholders:

          1. Elected the following individuals to serve on the Board of Directors. Their terms will expire as indicated.

               NAME                        TERM EXPIRES      VOTES FOR    VOTES WITHHELD
               ----                        ------------      ---------    --------------
               Dr. Roger D. Blackwell          2005          1,372,537         1,643
               Diane D. Reynolds               2005          1,358,909        15,271
               R.H. Dillon                     2003          1,372,427         1,753

               However, the approval of the change in the Company's state of incorporation discussed in item 2 immediately below resulted in the Company's Board of Directors being comprised of the following nine members, all elected for one-year terms: Dr. James G. Mathias, David R. Meuse, Diane D. Reynolds, David P. Lauer, William G. Perkins, R.H. Dillon, Larry A. Beres, Dr. Roger D. Blackwell and Richard Desich

          2.   Approved  a   proposal   to  change   the   Company's   state  of
               incorporation from Florida to Ohio.

                    Votes For:        836,919
                    Votes Against:     12,860
                    Votes Withheld:    21,312

Item 5.   Other Information

          None

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES


Item 6.   Exhibits and Reports on Form 8-K

          a)   Index of Exhibits:

               *2.1 Agreement and Plan of Merger dated May 2, 2002 by and between Diamond Hill Investment Group, Inc. and DHO, Inc.

               *2.2  Amended  and  Restated  Articles  of  Incorporation  of the
                     Company.

               *2.3  Code of Regulations of the Company

               **2.4 Definitive Proxy Statement filed March 19, 2002

               99.1  Certification  Pursuant to Title 18,  United  States  Code,
                     Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               99.2  Certification  Pursuant to Title 18,  United  States  Code,
                     Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          b)   Reports on Form 8-K:

               A Form 8-K was filed on May 8, 2002 to report the Company's reincorporation under the laws of the state of Ohio. Prior to May 2002, the Company was incorporated under the laws of the state of Florida.

* Filed with the Securities and Exchange Commission as an exhibit to the Company's Form 8-K filed on May 8, 2002 and incorporated herein by reference.

** Filed with the Securities and Exchange Commission on March 19, 2002 and incorporated herein by reference.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES


                                   SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                            Title                            Date
--------------------------------------------------------------------------------

/S/ R. H. Dillon             President and Director              August 1, 2002
---------------------
R. H. Dillon

/S/ James F. Laird           Chief Financial Officer             August 1, 2002
---------------------
James F. Laird