Form 10QSB
period 2002-09-30
DIAMOND HILL INVESTMENT GROUP INC
filed 2002-11-07
CIK 909108

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                                               ------------------

                        Commission file number 000-24498
                                               ---------

                       DIAMOND HILL INVESTMENT GROUP, INC
                       ----------------------------------
                 (Name of small business issuer in its charter)


                       Ohio                    65-0190407
                    ----------------------------------------
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of October 31, 2002:
     Common Stock: 1,408,466 shares

Transitional Small Business Disclosure Format (check one):

         Yes  X       No
             ---         ---

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----


                                                                                          PAGE
                                                                                          ----
Part I Financial Information:                                                               3

         Item 1.   Consolidated Statements of Financial Condition As of                     4
                   September 30, 2002 (unaudited) and December 31, 2001
                   (audited)

                   Consolidated Statements of Operations For the Nine                       5
                   Months and Three Months Ended September 30, 2002
                   and 2001 (unaudited)

                   Consolidated Statements of Changes in Shareholders'                      6
                   Equity For the Nine Months Ended September 30, 2002
                   (unaudited)

                   Consolidated Statements of Cash Flows for the Nine                       7
                   Months Ended September 30, 2002 and 2001 (unaudited)

                   Notes to Consolidated Financial Statements                              8-13

         Item 2.   Management's Discussion and Analysis of Financial                      14-19
                   Condition and Results of Operations

Part II Other Information:                                                                 20

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

          Operating results for the three and the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2002.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 As of September 30, 2002 and December 31, 2001


                                                                                           UNAUDITED          AUDITED
                                                                                           09/30/02          12/31/01
                                                                                     -----------------------------------

                                    ASSETS
                                    ------
Cash                                                                                 $         64,668     $    1,174,026
Investment portfolio (Note 4 and 6):
     Mutual fund shares and limited partnership interests                                   3,245,177          4,372,394
     Marketable equity securities, at market value                                            531,209            241,710
     Not readily marketable equity securities, at estimated fair value                        236,841            316,656
Accounts receivable:
     Mutual fund fees                                                                          64,762             56,968
     Pending settlements and other                                                             37,775             34,222
     Refundable income taxes                                                                        -            414,251
Property and equipment, net of accumulated depreciation of                                    180,445            139,737
     $159,821 and $207,877, respectively
Deposits and other                                                                            166,357            113,783
                                                                                     ----------------    ---------------

          Total assets                                                               $      4,527,234    $     6,863,747
                                                                                     ================    ===============

                                  LIABILITIES
                                  -----------

Note payable - line of credit (Note 6)                                               $        152,200    $             -
Accounts payable to broker-dealers and other                                                    6,632                  -
Accrued expenses                                                                              328,582            491,767
                                                                                     ----------------    ---------------

          Total liabilities                                                                   487,114            491,767
                                                                                     ----------------    ---------------

                                                  SHAREHOLDERS' EQUITY

Common stock: (note 3)
     No par value, 7,000,000 shares authorized,
          1,821,972 shares issued and 1,408,466 shares outstanding                         10,023,703         10,023,703
     Treasury stock, at cost
          (413,506 shares and 342,206 shares, respectively)                                (2,394,510)        (2,101,810)
     Deferred compensation                                                                    (19,442)           (36,793)
Accumulated deficit                                                                        (3,569,931)        (1,513,120)
                                                                                     ----------------    ---------------

          Total shareholders' equity                                                        4,039,820          6,371,980
                                                                                     ----------------    ---------------

          Total liabilities and shareholders' equity                                      $ 4,527,234    $     6,863,747
                                                                                     ================    ===============



        The accompanying notes are an integral part of these consolidated financial statements.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     For The Nine Months and Three Months Ended September 30, 2002 and 2001

                                    UNAUDITED
                                    ---------

                                                               9 MONTHS ENDED                  3 MONTHS ENDED
                                                      ----------------------------------------------------------------
                                                           SEP 2002        SEP 2001        SEP 2002       SEP 2001
                                                      ----------------------------------------------------------------

OPERATING REVENUES:
 Management fees and commissions                      $        761,072   $    813,414  $      254,002   $    230,036
 Market making gains and (losses)                              (60,225)       139,583         (42,598)        47,606
                                                      -------------------------------  -------------------------------

 Total operating revenues                                      700,847        952,997         211,404        277,642
                                                      -------------------------------  -------------------------------

OPERATING EXPENSES:
 Salaries, benefits and payroll taxes                        1,131,470      1,330,427         381,194        428,290
 Brokers' commission                                            45,868        122,265         (18,169)        78,757
 Professional fees                                             744,082        533,314         295,382        199,332
 General and administrative                                    565,744        796,814         227,936        264,044
                                                      -------------------------------  -------------------------------

  Total operating expenses                                   2,487,164      2,782,820         886,343        970,423
                                                      -------------------------------  -------------------------------

OPERATING INCOME (LOSS)                                     (1,786,317)    (1,829,823)       (674,939)      (692,781)
                                                      -------------------------------  -------------------------------

OTHER REVENUE AND EXPENSES:
 Investment gains and (losses)                                (315,493)       546,937        (482,509)      (403,477)
 Dividend income                                                18,192        143,880           4,102         26,714
 Interest and other income                                      27,279         31,875           2,410         26,076
 Interest expense                                                 (472)          (493)           (472)           (86)
                                                      -------------------------------  -------------------------------

  Total other revenue and expenses                            (270,494)       722,199        (476,469)      (350,773)
                                                      -------------------------------  -------------------------------

LOSS BEFORE TAXES                                           (2,056,811)    (1,107,624)     (1,151,408)    (1,043,554)

 Income tax provision (credit)                                       -              -               -              -
                                                      -------------------------------  -------------------------------

 NET INCOME (LOSS)                                    $     (2,056,811)  $ (1,107,624)  $  (1,151,408)  $ (1,043,554)
                                                      ===============================  ===============================

 BASIC EARNINGS (LOSS) PER SHARE                      $          (1.44)  $      (0.67)  $       (0.82)  $      (0.66)
                                                      ================================================================

 DILUTED EARNINGS (LOSS) PER SHARE                    $          (1.44)  $      (0.67)  $       (0.82)  $      (0.66)
                                                      ================================================================


        The accompanying notes are an integral part of these consolidated financial statements.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  For the Nine Months Ended September 30, 2002

                                    UNAUDITED
                                    ---------


                                                     Treasury               Deferred               Retained
                                Common                 Stock              Compensation             Earnings               Total
                        ------------------    ------------------    --------------------    ------------------    ----------------
Balance at
December 31,
2001                         $10,023,703           ($2,101,810)               ($36,793)          ($1,513,120)         $6,371,980

Amortization of
deferred
compensation                            -                    -                  17,351                      -             17,351

Purchase of treasury
stock                                   -             (292,700)                       -                     -           (292,700)

Net loss                                -                     -                       -           (2,056,811)         (2,056,811)

                        ------------------    ------------------    --------------------    ------------------    ----------------
Balance at
September 30,
2002                         $10,023,703           ($2,394,510)               ($19,442)          ($3,569,931)          $4,039,820
                        ==================    ==================    ====================    ==================    ================






















        The accompanying notes are an integral part of these consolidated financial statements.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2002 and 2001

                                    UNAUDITED
                                    ---------


                                                                                       2002                       2001
                                                                              --------------------      ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                       $       (2,056,811)       $        (1,107,624)
      Adjustments to reconcile net income (loss)
      to net cash provided by (used in) operating activities:
          Depreciation and amortization                                                   43,352                     51,624
          Loss on disposal of property and equipment                                      39,766                          -
          Bad debt expense (recovery)                                                          -                    (14,025)
          Amortization of deferred compensation                                           17,351                     29,020
          Unrealized (gain) loss                                                         443,280                    (75,750)
          (Increase) decrease in certain assets-
             Investment portfolio                                                        474,253                    313,647
             Mortgage participation notes                                                      -                    223,500
            Accounts receivable
                Mutual fund fees                                                          (7,794)                         -
                Pending settlements and other                                             (3,553)                    88,921
                Refundable income taxes                                                  414,251                     96,966
             Deposits and other                                                          (52,574)                    55,307
          Increase (decrease) in certain liabilities-
             Accounts payable to broker-dealers and other                                  6,632                     (1,698)
             Accrued expenses and other                                                 (163,185)                    19,979
                                                                              --------------------      ---------------------
                 Net cash used in operating activities                                  (845,032)                  (320,133)
                                                                              --------------------      ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                                (123,826)                  (107,697)
                                                                              --------------------      ---------------------
                 Net cash used in investing activities                                  (123,826)                  (107,697)
                                                                              --------------------      ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Purchase of treasury stock                                                        (292,700)                (1,192,834)
      Note payable - line of credit                                                      152,200                          -
      Advances to affiliates                                                                   -                    (23,614)
                                                                              --------------------      ---------------------
                 Net cash used in financing activities                                  (140,500)                (1,216,448)
                                                                              --------------------      ---------------------

NET INCREASE (DECREASE) IN CASH                                                       (1,109,358)                (1,644,278)

CASH, BEGINNING OF PERIOD                                                              1,174,026                  3,443,228
                                                                              --------------------      ---------------------

CASH, END OF PERIOD                                                           $           64,668        $         1,798,950
                                                                              ====================      =====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for:
          Interest                                                            $              472        $               493
          Income taxes                                                                         -                          -


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

Diamond Hill Capital Management, Inc. (DHCM), an Ohio corporation, is a wholly owned subsidiary of the Company and a registered investment advisor. DHCM is the investment advisor to the Diamond Hill Focus Fund, Diamond Hill Small Cap Fund, Diamond Hill Large Cap Fund, Diamond Hill Short Term Fixed Income Fund and Diamond Hill Strategic Income Fund, open-end mutual funds, and Diamond Hill Investment Partners, L.P. DHCM also offers advisory services to institutional and individual investors.

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

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

       ------------------------------------------

EARNINGS PER SHARE

Basic and diluted earnings per common share are computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." A reconciliation of the numerators and denominators used in these calculations is shown below:

For nine months ending September 30, 2002:

                                      Numerator        Denominator      Amount
                                      ---------        -----------      ------

Basic Earnings                      $(2,056,811)        1,430,040      $(1.44)
Diluted Earnings                     (2,056,811)        1,430,040       (1.44)

For nine months ending September 30, 2001:

                                      Numerator        Denominator      Amount
                                      ---------        -----------      ------

Basic Earnings                      $(1,107,624)        1,645,472      $(0.67)
Diluted Earnings                     (1,107,624)        1,645,472       (0.67)

For three months ending September 30, 2002:

                                      Numerator        Denominator      Amount
                                      ---------        -----------      ------

Basic Earnings                      $(1,151,408)        1,412,542      $(0.82)
Diluted Earnings                     (1,151,408)        1,412,542       (0.82)

For three months ending September 30, 2001:

                                      Numerator        Denominator      Amount
                                      ---------        -----------      ------

Basic Earnings                      $(1,043,554)        1,573,613      $(0.66)
Diluted Earnings                     (1,043,554)        1,573,613       (0.66)


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

TREASURY STOCK

For the year ended December 31, 2001, the Company purchased 261,136 shares for $1,553,426. During the three months ending September 30, 2002, the Company purchased 15,000 shares for $67,500. During the nine months ending September 30, 2002, the Company purchased 71,300 shares for $292,700.

AUTHORIZATION OF PREFERRED STOCK

The Company's Articles of Incorporation authorize the issuance of 1,000,000 shares of "blank check" preferred stock with such designations, rights and preferences, as may be determined from time to time by the Company's Board of Directors. The Board of Directors is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights that could adversely affect the voting or other rights of the holders of the Common Stock. There were no shares of preferred stock issued or outstanding at September 30, 2002 or December 31, 2001.

Note 4 INVESTMENT PORTFOLIO

Investment portfolio balances of as September 30, 2002, are comprised of the following:

                                                                                UNREALIZED           UNREALIZED
                                           MARKET              COST                GAINS               LOSSES
                                     ------------------- ------------------  ------------------ ---------------------
Mutual fund shares and
limited partnership interest         $       3,245,177   $      3,466,490     $             -    $         (221,313)

Marketable equity securities                   531,209            592,711               1,325               (62,827)

Not readily marketable equity
securities                                     236,841            342,464               1,094              (106,717)
                                     ------------------- ------------------  ------------------ ---------------------
TOTAL                                 $      4,013,227    $     4,401,665     $         2,419    $         (390,857)
                                     =================== ==================  ================== =====================


              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

       -------------------------------

Investment portfolio balances of as December 31, 2001, are comprised of the following:

                                                                           UNREALIZED        UNREALIZED
                                              MARKET         COST             GAINS            LOSSES
                                        --------------- --------------  ---------------- ----------------
Mutual fund shares and
limited partnership interest              $  4,372,394    $  4,171,975    $     200,419    $           -

Marketable equity securities                   241,710         290,948                -          (49,238)

Not readily marketable equity
securities                                     316,656         412,994           11,825         (108,163)
                                        --------------- --------------  ---------------- ----------------
TOTAL                                     $  4,930,760    $  4,875,917    $     212,244    $    (157,401)
                                        =============== ==============  ================ ================


DHCM is the managing member of the General Partner of Diamond Hill Investment Partners, L.P., whose underlying assets consist primarily of marketable securities. The General Partner is contingently liable for all of the partnership's liabilities.

Summary financial information, including the Company's carrying value and income from this partnership at September 30, 2002 and 2001, and for the nine months then ended, is as follows:

                                               2002                  2001
                                         -----------------     ----------------
Total Assets                             $      11,211,502     $      6,277,201
Total Liabilities                                3,361,068            1,333,464
Net Assets                                       7,850,434            4,943,737
Net fair market value of earnings                 (732,970)            (272,521)

DHCM's carrying value                    $       2,886,493     $      2,846,074
DHCM's income                                     (177,942)            (153,965)


DHCM's income from this partnership includes its pro-rata capital allocation and its share of an incentive allocation from the limited partners. In addition, DHCM earns an administrative fee payable quarterly at the rate of .25% of the value of the limited partners' capital accounts.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

Note 5 CHANGE IN ACCOUNTING METHOD
       ---------------------------

The sales commissions paid to brokers for the sale of the Company's mutual fund C shares had previously been expensed when paid; despite the fact that the revenue, which offsets this expense, is collected over a twelve-month period. Going forward, commissions paid to brokers for C share sales will be matched against the revenue collected over the twelve months following the payment of commission. The impact on the income statement for the three months and nine months ended September 30, 2002 was a $30,377 reduction in broker commission expense.

Note 6 LINE OF CREDIT
       --------------

The Company obtained a line of credit loan with a maximum principal amount of $325,000 on August 28, 2002 at an annual percentage interest rate of prime plus 0.50%, which is currently 5.25%. The balance due on the line of credit loan at September 30, 2002 was $152,200. A portion of the Company's investment portfolio secures this loan. The line of credit loan is due to mature on August 28, 2003.

Note 7 OPERATING LEASE
       ---------------

The Company leases office space under an operating lease. Under the previous operating lease, which expired July 2002, total lease expenses were approximately $133,000 for the year ended December 31, 2001. The Company entered into a new lease agreement effective May 1, 2002, which terminates on May 31, 2005. Total lease expenses for the three months ended September 30, 2002 were $20,000. The future minimum lease payments under the new lease are as follows:

                     YEAR ENDED                  AMOUNT
                ---------------------          ----------
                        2002                   $   50,000
                        2003                      120,000
                        2004                      120,000
                        2005                       50,000


Note 8 CONCENTRATIONS OF CREDIT RISK AND FINANCIAL INSTRUMENTS WITH
       ------------------------------------------------------------
       OFF-BALANCE SHEET RISK
       ----------------------

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

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES


In the normal course of business, DHS was a market maker for a limited number of community bank stocks quoting bid and ask prices for those stocks. Effective August 2002, DHS ceased market making activities.

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

BUSINESS OVERVIEW

Diamond Hill Investment Group, Inc. (the Company) was incorporated in Ohio in May 2002. Previously, the Company had been incorporated in the state of Florida since April 1990. Through its two subsidiary operating companies, Diamond Hill Capital Management, Inc. (DHCM) and Diamond Hill Securities, Inc. (DHS), the Company offers investment advisory services through its mutual funds, individually managed accounts and alternative investments. The Company's clients include individual investors, corporations, retirement plans and endowments.

DHCM, an Ohio corporation, is a wholly owned subsidiary of the Company and a registered investment advisor. DHCM serves as investment advisor to the following open-end mutual funds: Diamond Hill Focus Fund, Diamond Hill Small Cap Fund, Diamond Hill Large Cap Fund, Diamond Hill Short Term Fixed Income Fund and Diamond Hill Strategic Income Fund. DHCM is also the investment advisor to advisory accounts for institutional and individual investors and to Diamond Hill Investment Partners, L.P.

DHS, an Ohio corporation, is a wholly owned subsidiary of DHCM and a NASD registered broker-dealer. DHS is registered with the Securities and Exchange Commission and the securities commissions of eleven states (including Ohio) and the District of Columbia. DHS trades securities on a fully-disclosed basis and clears customer transactions through an unaffiliated broker-dealer that also maintains the customer accounts. Effective August 2002, DHS ceased market making activities.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES


DHS is a registered investment advisor and is the investment advisor to advisory accounts for institutional and individual investors. DHS serves as the investment advisor to the Diamond Hill Bank & Financial Fund, formerly The Banc Stock Group Fund, an open-end mutual fund.

In May of 2000, with the change in executive management, the Company shifted its emphasis from its traditional investment related activities through its DHS subsidiary, to the investment advisory services of its DHCM subsidiary. Staffing, other costs associated with this shift and various marketing initiatives have negatively impacted the Company in 2001 and 2002. Management believes that this process is necessary in order to achieve a critical threshold of assets under management to support operations in the future. However, there can be no assurance the Company will be able to achieve the critical threshold of assets under management to support future operations.

ASSETS UNDER MANAGEMENT

As of September 30, 2002, assets under management totaled $87,572,635, a 25% increase from December 31, 2001. During the three months ended September 30, 2002, assets under management decreased 5%. Asset growth for the nine months and three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2002. The table below provides a summary of assets under management:

                                          9/30/2002         6/30/2002             12/31/2001
                                      ----------------- ------------------  ------------------
Individually Managed Accounts            $ 41,896,773       $ 40,195,872          $ 28,809,342
Mutual Funds                               37,825,428         43,817,028            35,943,939
Alternative Investments                     7,850,434          8,337,044             5,375,657
                                      ----------------- ------------------  ------------------
Total Assets Under Management            $ 87,572,635       $ 92,349,944          $ 70,128,938



RESULTS FROM OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

As shown on the attached Consolidated Statements of Operations, total operating revenue for the three months ended September 30, 2002 was $211,404, a 24% decline from the three months ended September 30, 2001 operating revenue of $277,642. Losses from market making activities were the main cause of the decline.

The Company generated management fees and commissions of $254,002 for the three months ended September 30, 2002 compared to $230,036 for the three months ended September 30, 2001, an increase of 10%. The decline in the U.S. markets reduced the value of client portfolios, thus reducing asset-based fee revenue. For the three months ended September 30, 2002, the Company had a loss from market making activities of $42,598, a 189% decrease from the market making gains of $47,606 for the three months ended September 30, 2001. This decrease is largely due to the decreased

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES


emphasis on market making activities. Consistent with the Company's shift to investment advisory services, effective August, 2002 market making activities were halted. The Company simply was not likely to be profitable in this segment. The trading portfolios of the Company and its subsidiaries have been reduced significantly by liquidation, and management is unable to predict how future fluctuations in market values will impact the performance of the Company's remaining trading portfolios.

Operating expenses for the three months ended September 30, 2002 decreased 9% from $970,423 for the three months ended September 30, 2001 to $886,343 for the three months ended September 30, 2002. The decrease was due to a drop in salaries, benefits, payroll taxes, brokers' commissions and general and administrative fees. Salaries, benefits and payroll taxes decreased to $381,194 for the three months ended September 30, 2002 from $428,290 for the three months ended September 30, 2001, a decrease of 11%. This decrease reflects changes in personnel. General and administrative expenses decreased 14%, from $264,044 to $227,936, for the three months ended September 30, 2001 and for the three months ended September 30, 2002, respectively. This resulted from decreases in a number of expenses including marketing and brokerage expenses. Brokers' commission decreased to a negative $18,169 for the three months ended September 30, 2002 from a positive $78,757 for the three months ended September 30, 2001, a decrease of 123%. This resulted from the change in accounting treatment for commissions paid to brokers for the sale of the Company's mutual fund C shares. Previously, the commission was expensed when paid, despite the fact that the revenue, which offsets this expense, is collected over a twelve-month period. Therefore, the portion of commission expense that has not yet been offset by the matching revenue was capitalized Due to expenses related to special corporate projects and new products (Short Term Fixed Income and Strategic Income Funds), professional fees increased 48% to $295,382 for the three months ended September 30, 2002 compared to $199,332 for the three months ended September 30, 2001.

Other expenses for the three months ended September 30, 2002 totaled $476,469, a 36% decrease from $350,773 for the three months ended September 30, 2001. Investment losses and lower dividend income were the primary causes for the decrease. Investment losses totaled $482,509 for the three months ended September 30, 2002, compared to investment losses of $403,477 for the three months ended September 30, 2001, a decrease of 20%. Investment losses were the result of decreases in market values of the Company's trading portfolio, which primarily includes mutual fund and limited partnership investments. Management is unable to predict how future fluctuations in market values will impact the performance of the Company's trading and investment portfolios. Dividend income declined for the three months ended September 30, 2002 to $4,102 compared to $26,714, a decrease of 85%. The decline in dividend income was due to a significant reduction in the Company's portfolio of bank stocks (many of which pay dividends) and lower interest rates on lower money market balances. Interest and other income decreased by 91% from $26,076 for the three months ended September 30, 2001 to $2,410 for the three months ended September 30, 2002.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES


NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

Total operating revenues for the nine months ended September 30, 2002 decreased to $700,847 from $952,997 for the nine months ended September 30, 2001, a 26% decrease. Market making gains were $139,583 for the nine months ended September 30, 2001 compared to a loss of $60,225 for the same period of time in 2002. Management fees and commissions totaled $761,072 for the nine months ended September 30, 2002 compared to $813,414 for the nine months ended September 30, 2001, a decrease of 6%. Part of this decrease is due to changes in personnel and other shifts in corporate emphasis that resulted in a large client terminating their account effective September 30, 2001. This account, with the State of Ohio, represented assets under management that produced $99,927 in management fees in the nine months ended September 30, 2001. In conjunction with the shift in corporate emphasis to the investment advisory services of DHCM, a program was initiated to gather new assets under management at DHCM. However, there can be no assurance that the Company will be able to achieve the critical threshold of assets under management at DHCM to support future operations.

Operating expenses for the nine months ended September 30, 2002 decreased to $2,487,164 compared to $2,782,820 for the nine months ended September 30, 2001, a decrease of 11%. Generally, the decrease is due to a drop in salaries, brokers' commission and general and administrative fees. Salaries, benefits and payroll taxes decreased to $1,131,470 for the nine months ended September 30, 2002 from $1,330,427 for the nine months ended September 30, 2001, a decrease of 15%. This decrease is primarily due to changes in personnel. Brokers' commission expense decreased from $122,265 for the nine months ended September 30, 2001 to $45,868 for the nine months ended September 30, 2002, a decrease of 62%. The decrease in broker commission is a result of the capitalization of certain commission expense, as explained in the Notes to the Financial Statements, and the effect of the down market on mutual fund sales. General and administrative expenses decreased to $565,744 for the nine months ended September 30, 2002 from $796,814 for the nine months ended September 30, 2001, a decrease of 29%. Due to expenses related to special corporate projects and new mutual fund products, professional fees increased 40% to $744,082 for the nine months ended September 30, 2002 compared to $533,314 for the nine months ended September 30, 2001.

Other expense for the nine months ended September 30, 2002 decreased 137% to $270,494 from other revenue of $722,199 for the nine months ended September 30, 2001. The decrease resulted primarily from decreases in revenue from investment gains and dividend income. Investment gains were $546,937 for the nine months ended September 30, 2001 compared to losses of $315,493 for the nine months ended September 30, 2002, resulting in an 158% decrease. Investment losses were the result of decreases in market values of the Company's trading portfolio, which primarily includes mutual fund and limited partnership investments. Management is unable to predict how future fluctuations in market values will impact the performance of the Company's trading and investment portfolios. In addition, dividend income declined for the nine months ended September 30, 2002 to $18,192 compared to $143,880 for nine months ended September 30, 2001, a decrease of 87%. This is due to a significant

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES


reduction in the Company's portfolio of bank stocks (many of which pay dividends) and lower interest rates on lower money market balances. Interest and other income decreased from $31,875 for the nine months ended September 30, 2001 to $27,279 for the nine months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

As a result of a net loss of $2,056,811 for the nine months ending September 30, 2002, the Company's cash balance decreased 93% to $64,668 compared to the cash balance at September 30, 2001. As shown on the attached Consolidated Statements of Financial Condition, the Company's overall working capital for the three months ending September 30, 2002 was approximately $4,100,000. As of December 31, 2001 working capital was approximately $6,100,000.

Net cash used in operating activities increased from $320,133 for the nine months ended September 30, 2001 to $845,032 for the nine months ended September 30, 2002. The primary cause for this increase was the net operating loss. Net cash used in operating activities for the nine months ended September 30, 2001 of $320,133 primarily resulted from the net operating loss of 1,107,624.


                                                   SEPTEMBER         SEPTEMBER
                                                      2002              2001
                                               ---------------    --------------
     Cash Flow From Operating Activities              (845,032)        (320,133)
     Cash Flow From Investing Activities              (123,826)        (107,697)
     Cash Flow From Financing Activities              (140,500)      (1,216,448)
                                               ---------------    --------------
     Net Increase (Decrease) in Cash                (1,109,358)      (1,644,278)
     Cash Beginning of Period                        1,174,026        3,443,228
     Cash, Ending of Period                             64,668        1,798,950


Net cash used in investing activities for the nine months ended September 30, 2002 and for the nine months ended September 30, 2001 was for the purchase of office equipment and other property and equipment were the primary uses of these funds.

Net cash used in financing activities for the nine months ended September 30, 2002 and for the nine months ended September 30, 2001 was primarily for the purchase of Company common stock. As stated previously, the Company acquired a line of credit during the quarter ended September 30, 2002, which partially offsets this use of cash.

Approximately 94% of the Company's trading portfolio is readily marketable. Investments in securities traded on national securities markets and securities not traded on national securities markets, but with readily ascertainable market values, are valued at market value. The remaining 6% of the value of the Company's trading portfolio is comprised of small capitalization bank stocks, which are thinly traded, and there can be no assurance that active markets will develop. The failure of such markets to develop could negatively affect the Company's operations and financial condition. Other securities, for which market quotations are not readily available, due to infrequency of transactions, are valued at fair value as determined in good faith by management of the Company. While management employs objective criteria to ascertain these values,

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES


there is no independent benchmark by which the values assigned by management can be judged. Accordingly, the value of these securities may be overstated.

Investment management fees and revenue from the investment portfolio principally fund the operations of the Company. Management believes that the Company's existing resources, including available cash and cash provided by operating activities, will be sufficient to satisfy its working capital requirements in the foreseeable future. However, no assurance can be given that additional funds will not be required. To the extent that returns on investments are less than anticipated, or expenses are greater than anticipated, the Company may be required to reduce its activities, liquidate the trading portfolio or seek additional financing. Further, this additional financing may not be available on acceptable terms, if at all. No significant capital expenditures are expected in the foreseeable future.

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


Item 1.   Legal Proceedings
             None

Item 2.   Change in Securities
             None

Item 3.   Defaults Upon Senior Securities
             None

Item 4.   Submission of Matters to a Vote of Security Holders
             None

Item 5.   Other Information
             None

Item 6.   Exhibits and Reports on Form 8-K
            a) Index of Exhibits:
               99.3  Certification for Quarterly Report on Form 10-QSB
               99.4  Certification for Quarterly Report on Form 10-QSB
            b) Reports on Form 8-K:
               None

                                   SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                    Title                            Date
-------------------------------------------------------------------------------

/S/R. H. Dillon              President and Director           October 31, 2002
---------------
R. H. Dillon


/S/James F. Laird            Chief Financial Officer          October 31, 2002
-----------------
James F. Laird