Form 10QSB/A
period 2002-09-30
DIAMOND HILL INVESTMENT GROUP INC
filed 2002-11-22
CIK 909108

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

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


          375 North Front Street, Suite 300, Columbus,    Ohio 43215
          ----------------------------------------------------------
            (Address of principal executive offices)      (Zip Code)

                 Issuer's telephone number (614) 255-3333
                                           --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ------

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