Form 10KSB
period 2002-12-31
DIAMOND HILL INVESTMENT GROUP INC
filed 2003-03-28
CIK 909108

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002
                                             -----------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period ________ from to ________

                        Commission file number 000-24498
                                               ---------

                       DIAMOND HILL INVESTMENT GROUP, INC
                       ----------------------------------
                 (Name of small business issuer in its charter)

             Ohio                                         65-0190407
             -------------------------------------------------------
             (State or other jurisdiction of        (I.R.S. Employer
             incorporation or organization)      Identification No.)

        375 North Front Street, Suite 300,    Columbus,    Ohio    43215
        ----------------------------------------------------------------
        (Address of principal executive offices)              (Zip Code)

                    Issuer's telephone number (614) 255-3333
                                              --------------

         Securities registered under Section 12(b) of the Exchange Act:

   --------------------------------------------------------------------------
   (Title of Class)               (Name of each exchange on which registered)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year $962,093
                                                        --------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of February 5, 2003: 1,304,518 Shares of Common Stock
     @ Bid of    $5.19 = $6,770,448
     @ Asked of  $5.21 = $6,796,539

State the number of shares outstanding of each of the issuer's classes of common equity, as of February 5, 2003:
     Common Stock: 1,408,467 shares

Transitional Small Business Disclosure Format (check one):
     Yes      ;  No   X
         -----      -----

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

                                                                            PAGE
                                                                            ----
Part I:
          Item 1.   Description of Business                                  3-6

          Item 2.   Description of Property                                    6

          Item 3.   Legal Proceedings                                          6

          Item 4.   Submission of Matters to a Vote of
                    Security Holders                                           6

Part II:

          Item 5.   Market for Common Equity and Related
                    Stockholder Matters                                        7

          Item 6.   Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                              8-10

          Item 7.   Financial Statements                                   11-26

          Item 8.   Changes In and Disagreements With
                    Accountants on Accounting and Financial
                    Disclosure                                                27

Part III:

          Item 9.   Directors, Executive Officers, Promoters
                    and Control Persons; Compliance With
                    Section 16(a) of the Exchange Act                      27-29

          Item 10.  Executive Compensation                                 30-31

          Item 11.  Security Ownership of Certain Beneficial
                    Owners and Management and Related
                    Stockholder Matters                                    32-33

          Item 12.  Certain Relationships and Related Transactions            33

          Item 13.  Exhibits and Reports on Form 8-K                       33-34

          Item 14.  Controls and Procedures                                   34

          Item 16.  Audit Fees                                                34

Signatures                                                                    35

Certifications for Annual Report on Form 10-KSB                            36-37

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

PART I
ITEM 1: DESCRIPTION OF BUSINESS

GENERAL

Diamond Hill Investment Group, Inc. ("the Company") is an Ohio corporation reincorporated in May 2002 and previously a Florida corporation since April 1990. The Company has two subsidiary operating companies.

Diamond Hill Capital Management, Inc. ("DHCM"), an Ohio corporation, is a wholly owned subsidiary of the Company and a registered investment advisor. DHCM is the investment advisor to the Diamond Hill Focus Fund, Diamond Hill Small Cap Fund, Diamond Hill Large Cap Fund, Diamond Hill Short Term Fixed Income Fund and Diamond Hill Strategic Income Fund, open-end mutual funds, and Diamond Hill Investment Partners, L.P. DHCM also offers advisory services to institutional and individual investors.

Diamond Hill Securities, Inc. ("DHS"), an Ohio corporation, is a wholly owned subsidiary of DHCM and a NASD registered broker-dealer. DHS is registered with the Securities and Exchange Commission and the securities commissions of ten states (including Ohio) and the District of Columbia. DHS trades securities on a fully-disclosed basis and clears customer transactions through an unaffiliated broker-dealer that also maintains the customer accounts. DHS is also a registered investment advisor and offers advisory services to institutional and individual investors. DHS is the investment advisor to the Diamond Hill Bank & Financial Fund.

The Company operates primarily as a holding company with investment advisory services provided by DHCM and DHS and underwriting and broker-dealer operations conducted by DHS. The Company maintains an investment portfolio, primarily composed of mutual funds and the investment partnership, which are managed by DHCM. References to the Company also include references to DHCM and DHS.

In May of 2000, with the change in executive management, the Company shifted its emphasis from its historical investment related activities through its DHS subsidiary, to the investment advisory services of its DHCM subsidiary. Staffing, other costs associated with this shift and various marketing initiatives have negatively impacted the Company in 2001 and 2002. Management believes that this process was necessary in order to achieve a critical threshold of assets under management to support operations in the future. However, there can be no assurance the Company will be able to achieve the critical threshold of assets under management to support future operations.

ASSETS UNDER MANAGEMENT

As of December 31, 2002, assets under management totaled $110,328,387, a 57% increase from December 31, 2001. The table below provides a summary of assets under management as of December 31, 2002 and 2001:

                                     12/31/2002      12/31/2001       % CHANGE
                                    ------------    ------------    ------------
Individually Managed Accounts       $ 58,297,957    $ 28,809,342             102
Mutual Funds                          44,819,496      35,943,939              25
Alternative Investments                7,210,934       5,375,657              34
                                    ------------    ------------    ------------
Total Assets Under Management       $110,328,387    $ 70,128,938              57

INVESTMENT ADVISORY ACTIVITIES

Diamond Hill Capital Management
-------------------------------

DHCM executes its investment strategies through fundamental research. Analysts evaluate a company's prospects based upon its current business and financial position, future growth opportunities, and management capability and strategy. The intended result is a reasonably accurate determination of "intrinsic value". Intrinsic value is the present value of all future cash flows, which we estimate the investment will generate, discounted at a rate that reflects the required return for the investment given the estimated level of risk. In other words, it is the estimated price a minority shareholder should pay in order to achieve a satisfactory or "fair" return on the investment. The estimate of intrinsic value is then compared to current market prices to evaluate whether, in the opinion of the advisor, an attractive investment opportunity exists. A proprietary valuation model, which forecasts cash flows for

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

five years including a "terminal value" (the expected stock price in five years), assists in many of these intrinsic value estimations. The advisor believes that although securities markets are competitive, pricing inefficiencies often exist allowing for attractive investment opportunities. Furthermore, the advisor believes that investing in securities whose market prices are significantly below our estimate of intrinsic value (or selling short securities whose market prices are above intrinsic value) is the most assured method to achieve above average returns as well as mitigate risk.

Currently available portfolio products managed by DHCM include Focus Equity, Small Cap Equity, Large Cap Equity, Short-Term Income, Strategic Income and Balanced (portfolios consisting of stocks and bonds). These products are available on a separately managed basis or through a mutual fund, with the exception of the Balanced product which is only available on a separate account basis (an investor could create a balanced portfolio through a combination of the advisors' mutual funds).

Typically, an account with less than $250,000 is invested in the applicable mutual fund. Clients investing $250,000 or more typically are managed in either a separate account or in a "wrap program". In a separate account, DHCM receives a fee, typically based on a percentage of the assets, to act as the discretionary manager. This fee, as a percentage of assets, varies depending on whether the portfolio is managed as an equity, fixed income, or balanced account. Any one of a variety of banks or brokerage firms acts as a third-party custodian for the client account. Thus, for the client, brokerage commissions and custodial fees are in addition to the management fee. In a "wrap program", the investor pays one fee, again based on assets under management, for a variety of financial products, management services, brokerage services (including commissions), and other related advisory services. DHCM receives a portion of the "wrap fee" for managing the investor's assets. DHCM currently participates in wrap programs with DHS and Synovus Securities, Inc..

The Focus Equity product is typically comprised of 20-30 stocks, which are also included in either the Small Cap Equity or Large Cap Equity products. These stocks are selected to comprise the Focus Equity portfolio based on the portfolio manager's view of their attractiveness. In the Diamond Hill Focus Fund ("DIAMX"), the advisor also has the ability to sell securities short. In a short sale, stock is borrowed and immediately sold for the proceeds. The intention is to be able to buy the stock later at a lower price, returning the borrowed stock and benefiting from a price decline.

The Company also offers an alternative investment, the Diamond Hill Investment Partners, L.P. ("DHIP"), a limited partnership that invests in and trades securities. DHCM is the managing member of the DHIP general partner and offers interests in the partnership to certain high net worth clients who typically invest at least $500,000 in the partnership.

Diamond Hill Securities
-----------------------
Diamond Hill Securities serves as the advisor to the Diamond Hill Bank & Financial Fund, a financial services sector fund. The Diamond Hill Bank & Financial Fund principally invests in banks and thrifts as well as specialty finance and insurance companies using the same investment approach and methodology as DHCM (i.e., investing in stocks that are deemed to be available at a substantial discount to an estimate of intrinsic value). The Fund is typically invested in a relatively concentrated number, 25-35, of stocks from the financial services sector. Currently, there are no separate accounts managed as a bank and financial sector portfolio.

Business Development
--------------------

The Company develops business with clients through direct contact or strategic alliances. The primary geographic areas are Columbus, Ohio and Georgia, with current efforts outside this area on an opportunistic basis.

The Company currently relies upon existing relationships where prospects have knowledge sufficient to have confidence in the Company's policies. Many of these relationships are with former clients/contacts of DHCM associates. High net worth individuals, retirement plans and charitable foundations are the categories of clients DHCM expects to develop. Alliances with brokers, consultants, legal and financial advisors and selected individuals constitute a large part of the business development effort.

Typically, an account with less than $250,000 is invested in the applicable mutual fund. Clients investing $250,000 to $1 million typically are managed in "wrap programs" where the investor pays a fee, based on assets under management, for a variety of financial products and for investment advisory and management services, brokerage services, including commissions, and other related services. DHCM receives a portion of the "wrap fee" for

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

managing the investor's assets. DHCM currently participates in wrap programs with DHS and Synovus Securities, Inc.Client accounts that are greater than $1 million are separately managed and may be in a "wrap program" or directly served by DHCM with a variety of banks and brokerage firms acting as custodian for each client account.

The Company also offers an alternative investment, the Diamond Hill Investment Partners, L.P. ("DHIP"), a limited partnership that invests and trades in securities. DHCM is the managing member of the DHIP general partner and offers interests in the partnership to certain high net worth clients who typically invest at least $500,000 in the partnership.

MARKET MAKING AND BROKERAGE ACTIVITIES

Historically, the Company's brokerage subsidiary had specialized in community and regional bank stocks, selecting those bank stocks which DHS believes to be most likely to show an increase in value over both the short and the long term. With the change in executive management in May 2000, the Company has shifted its emphasis from its traditional investment related activities through its DHS subsidiary, to the investment advisory services of its DHCM subsidiary. Therefore, market-making activities have significantly declined since that date. DHS continues to transact trades for the separately managed accounts, which the Company manages.

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

INVESTMENT PORTFOLIO

DHCM and DHS hold significant positions in the Company's mutual fund products, primarily fixed income, and DHIP, the Company's limited partnership product.

REGULATION

The securities industry is subject to extensive regulation under both federal and state laws. The principal purpose of regulation of investment advisors and broker-dealers is the protection of retail investors in the securities markets rather than protection of stockholders of investment advisors and broker-dealers. The SEC is the federal agency charged with the administration of federal securities laws. The Ohio Division of Securities is charged with the administration and enforcement of the Ohio Securities Act. Much of the regulation of broker-dealers, which do business on an interstate basis, has been delegated by the SEC to self-regulatory organizations, principally the National Association of Securities Dealers ("NASD") and the national securities exchanges. These self-regulatory organizations adopt rules (which are subject to approval by the SEC), which govern the industry and conduct periodic examinations of member broker-dealers. Investment advisors are subject to regulation by the SEC and state securities commissions in the states in which they are registered.

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

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

EMPLOYEES

The Company currently has 13 full-time employees, none of whom are members of a union. The Company generally believes that its relationship with employees is good.

SEC FILINGS

This Form 10-KSB report includes financial statements for the years ended December 31, 2002 and December 31, 2001. The Company files Forms 10-KSB annually with the SEC and files Forms 10-QSB after each of the first three fiscal quarters.

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

ITEM 2: DESCRIPTION OF PROPERTY

The Company sub-leases approximately 8,500 square feet of office space in the Arena Office Building at 375 North Front Street, Suite 300, Columbus, Ohio 43215, from an unaffiliated third party for an aggregate current monthly rental of $10,000. This lease expires May 31, 2005. The Company moved on May 13, 2002, to this more strategic location in downtown Columbus.

ITEM 3: LEGAL PROCEEDINGS

The Company is not engaged in any litigation, other than routine litigation that is incidental to its business.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted during the most recent quarter to a vote of security holders.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

PART II
ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on the NASDAQ Small Cap Market under the symbol DHIL. The range of high and low prices for each quarter since January 1, 2001, are shown below:

BEGINNING DATE              ENDING DATE                  HIGH             LOW
--------------------------------------------------------------------------------
January 1, 2001             March 31, 2001               $13.13           $ 7.81
April 1, 2001               June 30, 2001                $ 8.75           $ 4.75
July 1, 2001                September 30, 2001           $ 5.75           $ 4.75
October 1, 2001             December 31, 2001            $ 4.82           $ 3.85
January 1, 2002             March 31, 2002               $ 4.00           $ 3.91
April 1, 2002               June 30, 2002                $ 8.75           $ 3.92
July 1, 2002                September 30, 2002           $ 8.24           $ 4.10
October 1, 2002             December 31, 2002            $ 8.00           $ 3.61

The source of this bid information is Bloomberg L.P. These quotations reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions. In addition, due to the relatively "thin" market in the Company's Common Stock, quoted prices cannot be considered indicative of any viable market for such stock. During the year ended December 31, 2002, approximately 624,900 shares of the Company's Common Stock were traded.

As of December 31, 2002, there were approximately 1,000 holders of record of common shares. The Company has not paid any dividends during the last two fiscal years and has no present intention of paying dividends.

Information with respect to securities authorized for issuance under equity compensation plans is disclosed in Item 11 of this Form 10-KSB.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements
--------------------------

Throughout this discussion, the Company may make forward-looking statements relating to such matters as anticipated operating results, prospects for achieving the critical threshold of assets under management, technological developments, economic trends (including interest rates and market volatility), expected transactions and acquisitions and similar matters. While the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate and accordingly, the actual results and experiences of the Company could differ materially from the anticipated results or other expectations expressed by the Company in its forward-looking statements. Factors that could cause such actual results or experiences to differ from results discussed in the forward-looking statements include, but are not limited to: the adverse effect from a decline in the securities markets; a decline in the performance of the Company's products; a general downturn in the economy; changes in government policy and regulation; changes in the Company's ability to attract or retain key employees; unforeseen costs and other effects related to legal proceedings or investigations of governmental and self-regulatory organizations; and other risks identified from time-to-time in the Company's other public documents on file with the SEC.

General
-------

With the change in executive management in May of 2000, the Company has shifted its emphasis from its traditional investment related activities through its DHS subsidiary, to the investment advisory services of its DHCM subsidiary. DHCM manages portfolios of stocks representing interests in entities operating in various economic sectors, as opposed to a portfolio of bank stocks only. Staffing and costs associated with this shift and the various marketing initiatives at DHCM negatively impacted the Company in 2001 and 2002. Management believes that this process was necessary in order to achieve a critical threshold of assets under management to support operations in the future. However, there can be no assurance that the Company will be able to achieve the critical threshold of assets under management to support future operations.

Year ended December 31, 2002 compared to Year ended December 31, 2001
---------------------------------------------------------------------

Operating revenues for the year ended December 31, 2002 decreased to $962,093 compared to $1,161,304 for the year ended December 31, 2001, a 17% decrease. This decrease results primarily from market making losses.

The Company generated management fees and commissions of $1,022,318 in 2002 compared to $1,013,089 for the year ended December 31, 2001 an increase of 1%. The increase is primarily attributable to greater management fee revenue of $963,497 in 2002 compared to $762,539 in 2001, a 26% increase. In conjunction with the shift in emphasis to the investment advisory services of DHCM, a program has been initiated to attempt to gather new assets under management at DHCM. Assets under management increased to $110,283.737 as of December 31, 2002, a 57% increase since December 31, 2001. However, there can be no assurance that the Company will be able to achieve the critical threshold of assets under management at DHCM to support future operations.

Market making gains and losses were losses of $60,225 in 2002 compared to gains of $148,215 for the year ended December 31, 2001, a 141% decrease. Losses in 2002 resulted primarily from financial services sector securities. In conjunction with the shift in emphasis away from the Company's traditional investment related activities through DHS, market-making activities have significantly declined over the past two years.

Operating expenses for the year ended December 31, 2002 decreased to $3,370,160 compared to $3,901,928 for the year ended December 31, 2001, a decrease of 14%. Generally, the decrease is due to the decrease in all operating expenses except professional fees. Salaries, benefits and payroll taxes decreased to $1,602,243 in 2002 from $1,775,276 in 2001, a decrease of 10%. This decrease reflects personnel changes. Since the Company reduced personnel at the end of 2002, management expects salary, benefits and payroll taxes to decrease in 2003 as compared to 2002. Severance costs associated with this reduction in personnel was accrued in 2002. Brokers' commission expense decreased to $61,644 in 2002 compared to $175,734 in 2001 a decrease of 65%. In conjunction with the Company's shift in emphasis from its traditional investment related activities through DHS, to the investment advisory services of DHCM, broker dealer activities through DHS did not generate the volume of

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

commissions in 2002 as they did in 2001. It is expected for 2003, that this level of expense in 2002 will be maintained or will increase. Professional fees increased to $964,129 in 2002 compared to $693,289 in 2001, an increase of 39%. This increase results from expenses related to the formation of the Diamond Hill Short Term Fixed Income and Strategic Income mutual funds and the reincorporation of the Company from Florida to Ohio. Since there are no current plans for major administrative projects or new products, management expects professional expense to drop in 2003 as compared to 2002. General and administrative expenses decreased to $742,144 in 2002 compared to $1,257,629 in 2001, a decrease of 41%. This resulted from decreases in a number of expenses including marketing, brokerage and general office expenses. In addition, due to the Company's tax settlement with the State of Ohio, accrued taxes were reduced. As of December 31, 2002, tax accruals relate primarily to the year ended December 31, 2002. General and administrative costs may increase in 2003, due to increased expenditures related to sales and marketing.

Other revenue and expenses for 2002 decreased to net other expense of $55,556 compared to net other revenue of $1,089,148 in 2001, a decrease of 105%. This decrease results primarily from increases in expense from portfolio losses in 2002 versus significant portfolio gains in 2001 and the decline in dividend and interest income in 2002 versus 2001.

Portfolio gains and losses were losses of $114,503 in 2002, compared to gains of $893,039 in 2001, a decrease of 113%. These investment losses result primarily from decreases in market values of investments in mutual funds and limited partnership interests in 2002. Management is unable to predict how future fluctuations in market values will impact the performance of the Company's investment portfolios. Dividend income declined in 2002 to $29,156 compared to $129,471 in 2001, a decrease of 77%; this is due to a significant reduction in the Company's portfolio of bank stocks (many of which pay dividends). In 2003, dividend revenue may increase since the Company reallocated approximately $1.5 million of its investments from DHIP to the Company's fixed income funds, which pay monthly dividends, yielding an anticipated average of six percent (6%). Interest and other income decreased by 53% from $67,131 in 2001 to $31,360 in 2002 due to lower interest rates on lower money market balances. Interest expense increased from $493 in 2001 to $1,569 in 2002 due to the Company drawing on the line of credit during the fourth quarter of 2002. As of December 31, 2002, the Company's line of credit payable balance was zero ($0).

Liquidity and Capital Resources
-------------------------------

Approximately 94% of the Company's investment portfolio is readily marketable. Approximately 6% of the value of the Company's investment portfolio is comprised of small capitalization bank stocks that are thinly traded and there can be no assurance that active markets will develop. The failure of such markets to develop could negatively affect the Company's operations and financial condition. Investments in securities traded on national securities markets and securities not traded on national securities markets, but with readily ascertainable market values, are valued at market value. Other securities, for which market quotations are not readily available, due to infrequency of transactions, are valued at fair value as determined in good faith by management of the Company. While management employs objective criteria to ascertain these values, there is no independent benchmark by which the values assigned by management can be judged. Accordingly, the value of these securities may be overstated.

Toward the end of 2002, the Company reallocated its investment portfolio to provide more liquidity and reduce its equity exposure. In doing so, the Company transferred $2 million out of its investment in the limited partnership, DHIP, and invested approximately $1.5 million into the Company's fixed income mutual funds and used the remaining to pay-off the Company's line of credit and provide short-term liquidity for current operating expenses.

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

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

At December 31, 2002, the Company had no short security positions, had not written any option contracts, and did not own any options. The Company did not experience any credit losses due to the failure of any counter parties to perform during the year ended December 31, 2002. Senior management of the Company is responsible for reviewing trading positions, exposures, profits and losses, trading strategies and hedging strategies on a daily basis.

As of December 31, 2002, the Company had working capital of approximately $3,300,000 compared to $6,100,000 at December 31, 2001. The decrease is due to operating activities, which includes the net loss in 2002, and using working capital to purchase Company common stock. Working capital includes cash, securities owned and accounts and notes receivable, net of all liabilities. The Company has no long-term debt.

The Company's net cash balance decreased by $484,851 during the year ended December 31, 2002. Net cash used by operating activities was $73,216. The primary use of cash flow was the net loss of $2,463,623, which was offset by the decrease of investment portfolio assets. Investing activities used $118,935 of cash during 2002, primarily from the acquisition of property and equipment to furnish the Company's newly leased office space in May 2002. Financing activities used $292,700 of cash during 2002, entirely from the purchase of Company common stock.

The Company's net cash balance decreased by $2,269,202 during the year ended December 31, 2001. Net cash used by operating activities was $680,894. The primary use of cash flow was the net loss of $1,502,533. Investing activities used $34,882 of cash during 2001, primarily from the acquisition of property and equipment. Financing activities used $1,553,426 of cash during 2001, entirely from the purchase of Company common stock.

Investment management fees primarily fund the operations of the Company. Management believes that the Company's existing resources, including available cash and cash provided by operating activities, will be sufficient to satisfy its working capital requirements in the foreseeable future. However, no assurance can be given that additional funds will not be required. To the extent that returns on investments are less than anticipated, or expenses are greater than anticipated, the Company may be required to reduce its activities, liquidate the investment portfolio or seek additional financing. Further, this additional financing may not be available on acceptable terms, if at all. No significant capital expenditures are expected in the foreseeable future.

Impact of Inflation and Other Factors
-------------------------------------

The Company's operations have not been significantly affected by inflation. The Company's investment portfolios of equity securities, primarily in the community-banking sector, are carried at current market values. Therefore, the Company's profitability is affected by general economic and market conditions, the volume of securities trading and fluctuations in interest rates.

The Company's business is also subject to government regulation and changes in legal, accounting, tax and other compliance requirements. Changes in these regulations may have a significant effect on the Company's operations.

                          INDEPENDENT AUDITORS' REPORT
                 For the Years Ended December 31, 2002 and 2001

ITEM 7: FINANCIAL STATEMENTS

To the Board of Directors
Diamond Hill Investment Group, Inc.
Columbus, Ohio

We have audited the consolidated statement of financial condition of Diamond Hill Investment Group, Inc. and its subsidiaries as of December 31, 2002, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We have conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diamond Hill Investment Group, Inc. and its subsidiaries as of December 31, 2002, and the consolidated results of their operations and cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.


BKR Longanbach Giusti, LLC
Columbus, Ohio
January 23, 2003

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                             As of December 31, 2002

                                                                     AUDITED
                                                                     12/31/02
                                                                   ------------

                                     ASSETS
                                     ------
Cash                                                               $    689,175
Investment portfolio (note 4):
     Mutual fund shares and limited partnership interests             2,612,555
     Marketable equity securities, at market value                       40,519
     Not readily marketable equity securities,
          at estimated fair value                                       137,409
Accounts receivable:
     Mutual fund fees                                                    52,027
     Pending settlements and other                                       37,949
Property and equipment, net of accumulated
     depreciation of $97,885                                            165,150
Deposits and other                                                      158,688
                                                                   ------------

          Total assets                                             $  3,893,472
                                                                   ============

                                   LIABILITIES
                                   -----------
Accrued expenses                                                   $    256,196
                                                                   ------------
          Total liabilities                                             256,196
                                                                   ------------

                              SHAREHOLDERS' EQUITY
                              --------------------
Common stock: (note 3)
     No par value, 7,000,000 shares authorized, 1,826,972
          shares issued and 1,408,467 shares outstanding             10,023,703
     Treasury stock, at cost
          (418,505 shares)                                           (2,394,510)
     Deferred compensation                                              (15,174)
Accumulated deficit                                                  (3,976,743)
                                                                   ------------

          Total shareholders' equity                                  3,637,276
                                                                   ------------

          Total liabilities and shareholders' equity               $  3,893,472
                                                                   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           December 31, 2002 and 2001

                                     AUDITED
                                     -------
                                                       YEAR             YEAR
                                                      ENDED            ENDED
                                                       2002             2001
                                                    ----------       ----------

OPERATING REVENUES:
   Management fees and commissions                   1,022,318        1,013,089
   Market making gains and (losses)                    (60,225)         148,215
                                                    ----------       ----------

   Total operating revenues                            962,093        1,161,304
                                                    ----------       ----------

OPERATING EXPENSES:
   Salaries, benefits and payroll taxes              1,602,243        1,775,276
   Brokers' commission                                  61,644          175,734
   Professional fees                                   964,129          693,289
   General and administrative                          742,144        1,257,629
                                                    ----------       ----------
   Total operating expenses                          3,370,160        3,901,928
                                                    ----------       ----------

OPERATING LOSS                                      (2,408,067)      (2,740,624)
                                                    ----------       ----------

OTHER REVENUE AND (EXPENSES):
   Investment gains and (losses)                      (114,503)         893,039
   Dividend income                                      29,156          129,471
   Interest and other income                            31,360           67,131

   Interest expense                                     (1,569)            (493)
                                                    ----------       ----------

   Total other revenue and (expenses)                  (55,556)       1,089,148
                                                    ----------       ----------

LOSS BEFORE TAXES                                   (2,463,623)      (1,651,476)
                                                    ----------       ----------

   Income tax provision (credit)                            --         (148,943)
                                                    ----------       ----------

NET LOSS                                            (2,463,623)      (1,502,533)
                                                    ==========       ==========

 BASIC EARNINGS (LOSS) PER SHARE
                                                    $    (1.73)      $    (0.93)
                                                    ==========       ==========
 DILUTED EARNINGS (LOSS) PER SHARE                  $    (1.73)      $    (0.93)
                                                    ==========       ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                           December 31, 2002 and 2001

                                     AUDITED
                                     -------

                                                                                              Retained
                                Shares                        Treasury        Deferred        Earnings
                              Outstanding       Amount          Stock       Compensation      (Deficit)         Total
                              -----------     -----------    -----------     -----------     -----------     -----------
Balance at
December 31, 2000               1,740,903     $ 9,562,747    ($   87,428)    ($   73,150)    ($   10,587)    $ 9,391,582

Amortization of deferred
compensation                           --              --             --          36,357              --          36,357

Purchase of treasury stock       (261,136)             --     (1,553,426)             --              --      (1,553,426)

Reverse treasury sale                  --         460,956       (460,956)             --              --              --

Net loss                               --              --             --              --      (1,502,533)     (1,502,533)

                              -----------     -----------    -----------     -----------     -----------     -----------
Balance at
December 31, 2001               1,479,767      10,023,703     (2,101,810)        (36,793)     (1,513,120)      6,371,980

Amortization of deferred
compensation                           --              --             --          21,619              --          21,619

Purchase of treasury stock        (71,300)             --       (292,700)             --              --        (292,700)

Net loss                               --              --             --              --      (2,463,623)     (2,463,623)
                              -----------     -----------    -----------     -----------     -----------     -----------
Balance at
December 31, 2002               1,408,467     $10,023,703    ($2,394,510)    ($   15,174)    ($3,976,743)    $ 3,637,276
                              ===========     ===========    ===========     ===========     ===========     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           December 31, 2002 and 2001

                                     AUDITED
                                     -------

                                                            YEAR             YEAR
                                                           ENDED            ENDED
                                                            2002             2001
                                                        ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                $ (2,463,623)    $ (1,502,533)
Adjustments to reconcile net loss
to net cash used in operating activities:

    Depreciation and amortization                             53,346           67,009

    Loss on disposal of property and equipment                40,176            2,613

    Bad debt expense (recovery)                                   --          (14,025)

    Amortization of deferred compensation                     21,619           36,357
    Unrealized (gain) loss                                   209,686         (394,880)
    (Increase) decrease in certain assets-
       Investment portfolio                                1,930,591          590,438

       Mortgage participation notes                               --          223,500
       Accounts receivable

           Mutual fund fees                                    4,941          (33,433)

           Pending settlements and other                      (3,727)         123,789
           Refundable income taxes                           414,251           96,966
       Deposits and other                                    (44,905)          60,573
    Increase (decrease) in certain liabilities-

       Accounts payable to broker-dealers and other               --           (1,698)
       Accrued expenses and other                           (235,571)          64,430
                                                        ------------     ------------
           Net cash used in operating activities             (73,216)        (680,894)
                                                        ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                          (122,567)         (54,628)

Proceeds from sale of property and equipment                   3,632           19,746
                                                        ------------     ------------
     Net cash used in investing activities                  (118,935)         (34,882)
                                                        ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock                                  (292,700)      (1,553,426)
                                                        ------------     ------------
     Net cash used in financing activities                  (292,700)      (1,553,426)
                                                        ------------     ------------

NET INCREASE (DECREASE) IN CASH                             (484,851)      (2,269,202)

CASH, BEGINNING OF PERIOD                                  1,174,026        3,443,228
                                                        ------------     ------------

CASH, END OF PERIOD                                     $    689,175     $  1,174,026
                                                        ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
     Interest                                           $      1,569     $        493
     Income taxes                                                 --               --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

Note 1 ORGANIZATION AND NATURE OF BUSINESS
       -----------------------------------

Diamond Hill Investment Group, Inc. (the Company) is an Ohio corporation incorporated in May 2002, previously a Florida corporation since April 1990. The Company has two subsidiary operating companies.

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

Diamond Hill Securities, Inc. (DHS), an Ohio corporation, is a wholly owned subsidiary of DHCM and a NASD registered broker-dealer. DHS is registered with the Securities and Exchange Commission and the securities commissions of ten states (including Ohio) and the District of Columbia. DHS trades securities on a fully-disclosed basis and clears customer transactions through an unaffiliated broker-dealer that also maintains the customer accounts. DHS is also a registered investment advisor and offers advisory services to institutional and individual investors. DHS is the investment advisor to the Diamond Hill Bank & Financial Fund.

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

Cash
----

The Company has defined cash as demand deposits, certificate of deposits and money market accounts. The Company maintains its cash in eight accounts with three financial institutions.

Accounts Receivable
-------------------

Accounts receivable are recorded when they are due and are presented in the statement of financial condition net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated on the Company's historical losses, existing conditions in the industry, and the financial stability of those individuals that owe the receivable. No allowance for doubtful accounts was deemed necessary at December 31, 2002.

Valuation of Investment Portfolio
---------------------------------

Securities  and  related  options  traded on  national  securities  markets  and securities not traded on national securities markets, but with readily ascertainable market values, are valued at market value. Other securities, for which market quotations are not readily available, due to infrequency of transactions, are valued at fair value as determined in good faith by the management of the Company. Realized and unrealized gains and losses are included in investment profits and losses.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

Note 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
       ------------------------------------------

Limited Partnership Interests
-----------------------------

DHCM is the managing member of Diamond Hill General Partner, LLC, the General Partner of Diamond Hill Investment Partners, L.P. (DHIP), a limited partnership whose underlying assets consist of marketable securities. DHCM's investment in DHIP is accounted for using the equity method, under which DHCM's share of the net earnings or losses of the partnership is reflected in income as earned and distributions received are reflected as reductions of the investment. The Company is actively seeking additional unaffiliated investors for DHIP. Several board members, officers and employees of the Company are members in Diamond Hill General Partner, LLC. The capital of Diamond Hill General Partner, LLC is not subject to a management fee or an incentive fee.

Property and Equipment
----------------------

Property and equipment, consisting of computer equipment, furniture, and fixtures, is carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over estimated lives of five to seven years.

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

Earnings Per Share
------------------

Basic and diluted earnings per common share are computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." A reconciliation of the numerators and denominators used in these calculations is shown below:

For the year ended December 31, 2002:
                                     Numerator        Denominator       Amount
                                    ------------      ------------     --------

Basic Earnings                      $ (2,463,623)        1,424,602     $  (1.73)

Diluted Earnings                    $ (2,463,623)        1,424,602     $  (1.73)

For the year ended December 31, 2001:
                                     Numerator        Denominator       Amount
                                    ------------      ------------     --------

Basic Earnings                      $ (1,502,533)        1,617,088     $  (0.93)

Diluted Earnings                    $ (1,502,533)        1,617,088     $  (0.93)

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

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

Common Stock
------------

The Company has only one class of securities, Common Stock.

Treasury Stock
--------------

On July 17, 2000, the Company announced a program to repurchase up to 400,000 shares of its Common Stock through open market purchases and privately negotiated transactions. Since July 17, 2000, the Company has purchased 352,897 shares of its Common Stock for $2,009,107. The table below indicates the number of shares purchased for the amounts indicated for the years ended December 31, 2002 and 2001.

Year Ended December 31,                 2002            2001            Total
--------------------------------------------------------------------------------
Shares                                    71,300         261,136         332,436
Dollar Amount                       $    292,700    $  1,553,426    $  1,846,126

Authorization of Preferred Stock
--------------------------------

The Company's Articles of Incorporation authorize the issuance of 1,000,000 shares of "blank check" preferred stock with such designations, rights and preferences, as may be determined from time to time by the Company's Board of Directors. The Board of Directors is empowered, without shareholder approval, to issue preference stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting or other rights of the holders of the Common Stock. There were no shares of preferred stock issued or outstanding at December 31, 2002 or 2001.

Note 4 INVESTMENT PORTFOLIO
       --------------------

Investment portfolio balances, which consist of securities classified as trading, are comprised of the following at December 31, 2002:

                                                                         Unrealized      Unrealized
                                           Market           Cost           Gains           Losses
                                        ------------    ------------    ------------    ------------
Mutual fund shares and limited
partnership interest                    $  2,612,555    $  2,577,989    $    116,584    $    (82,018)

Marketable equity securities                  40,519          31,638          23,525         (14,644)

Not readily marketable equity
securities                                   137,409         335,700             900        (199,191)
                                        ------------    ------------    ------------    ------------
Total                                   $  2,790,483    $  2,945,327    $    141,009    $   (295,853)
                                        ============    ============    ============    ============

Investment portfolio balances, which consist of securities classified as trading, are comprised of the following at December 31, 2001:

                                                                         Unrealized      Unrealized
                                           Market           Cost           Gains           Losses
                                        ------------    ------------    ------------    ------------
Mutual fund shares and limited
partnership interest                    $  4,372,394    $  4,171,975    $    200,419    $         --

Marketable equity securities                 241,710         290,948              --         (49,238)

Not readily marketable equity
securities                                   316,656         412,994          11,825        (108,163)
                                        ------------    ------------    ------------    ------------
Total                                   $  4,930,760    $  4,875,917    $    212,244    $   (157,401)
                                        ============    ============    ============    ============

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

Note 4 INVESTMENT PORTFOLIO (Continued)
       --------------------

Marketable equity securities at December 31, 2002 and 2001, consist primarily of bank stocks, at market value, as follows:

                                                       2002            2001
                                                   ------------    ------------

Traded on national securities market               $     40,519    $     65,702

Not traded on a national  securities  market,
but readily ascertainable market value                       --         176,008
                                                   ------------    ------------

Total                                              $     40,519    $    241,710
                                                   ============    ============

As of December 31, 2002, the Company had two individual equity security investments representing 77% and 23% of its marketable equity securities.

DHCM is the managing member the General Partner of Diamond Hill Investment Partners, L.P., whose underlying assets consist primarily of marketable securities. The General Partner is contingently liable for all of the partnership's liabilities.

Summary financial information, including the Company's carrying value and income from this partnership at December 31, 2002 and 2001 and for the years then ended, is as follows:

                                                       2002            2001
                                                   ------------    ------------

Total assets                                       $ 12,534,274    $  7,471,405
Total liabilities                                     5,323,339       2,095,748
Net assets                                            7,210,934       5,375,657
Net fair market value of earnings                       168,072         109,399

DHCM's carrying value                                 1,109,708       3,064,435
DHCM's income                                            45,273          64,396

DHCM withdrew $2,000,000 of capital from its investment in Diamond Hill Investment Partners, L.P. during the year ended December 31, 2002. DHCM's income from this partnership includes its pro-rata capital allocation and its share of an incentive allocation from the limited partners. In addition, DHCM earns an administrative fee payable quarterly at the rate of .25% of the value of the limited partners' capital accounts.

Note 5 LINE OF CREDIT
       --------------

The Company obtained a line of credit loan with a maximum principal amount of $325,000 on August 28, 2002 at an annual percentage interest rate of prime plus 0.50%, which is currently 4.75%. The balance due on the line of credit loan at December 31, 2002 was zero ($0). A portion of the Company's investment portfolio secures this loan. The line of credit loan is due to mature on August 28, 2003.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

Note 6 INCOME TAXES
       ------------

The Company files a consolidated Federal income tax return. It is the policy of the Company to allocate the consolidated tax provision to subsidiaries as if each subsidiary's tax liability or benefit were determined on a separate company basis. As part of the consolidated group, subsidiaries transfer to the Company their current Federal tax liability or assets.

                                                       2002            2001
                                                   ------------    ------------

Current income tax provision (benefit)             $         --    $   (148,943)
Deferred income tax provision (benefit)                      --              --
                                                   ------------    ------------

Provision (benefit) for income taxes               $         --    $   (148,943)
                                                   ============    ============

A reconciliation of income tax expense at the statutory rate to the Company's effective rate is as follows:

                                                       2002            2001
                                                   ------------    ------------

Income tax expense expected statutory rate                   34%             34%
Prior year provision adjustment                               0               9
Dividends received deduction                                  0              -2
Unrealized gain                                               0              -7
Valuation allowance                                         -34             -25
                                                   ------------    ------------
Income tax expense effective rate                             0%              9%
                                                   ============    ============

Deferred tax assets and liabilities consist of the following at December 31, 2002 and 2001:

                                                       2002            2001
                                                   ------------    ------------

Deferred tax benefit of NOL carryforward           $  1,441,000    $    868,000
Stock options and warrants                                   --          74,000
Investment write down                                        --         126,000
Unrealized (gains) losses                                36,000         (13,000)
Other liabilities                                       (14,000)             --
Valuation allowance                                  (1,463,000)     (1,055,000)
                                                   ------------    ------------

Net deferred tax assets (liabilities)              $         --    $         --
                                                   ============    ============

As of December 31, 2002, the Company and its subsidiaries had net operating loss
(NOL) carry forwards for tax purposes of approximately $5,763,000. These NOL's will expire from 2016 to 2022. Any future changes in control may limit the availability of NOL carryforwards.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

Note 7 OPERATING LEASES
       ----------------

The Company leases office space under an operating lease. Under the previous operating lease, which expired July 2002, total lease expenses were approximately $133,000 for the year ended December 31, 2001. The Company entered into a new lease agreement effective May 1, 2002, which terminates on May 31, 2005. Total lease expenses for the year ended December 31, 2002 were $50,000. The future minimum lease payments under the operating lease are as follows:

                     Year Ended                 Amount
                     ----------                 ------
                        2003                    120,000
                        2004                    120,000
                        2005                     50,000

Note 8 EMPLOYEE INCENTIVE PLANS
       ------------------------

Incentive Compensation Plan
---------------------------
All full-time employees of the Company are eligible to participate in the Diamond Hill Investment Group Incentive Compensation Plan. The Plan provides that a bonus fund will be established in an amount equal to 20% of the pre-tax realized profits of the Company in excess of a 15% pre-tax return on equity. The amount of the bonus fund is calculated each fiscal quarter on a cumulative basis. The allocation of the bonus fund is to be made by the President of the Company. The Company did not incur any expense under the Plan for the years ended December 31, 2002 and 2001.

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

During the year ended December 31, 2002, no options to purchase shares of Common Stock were issued to employees.

The Company applies Accounting Principles Board Opinion 25 and related Interpretations (APB 25) in accounting for stock options and warrants issued to employees and Directors. Accordingly, compensation cost is recognized based on the intrinsic value of the stock options or warrants.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

Note 8 EMPLOYEE INCENTIVE PLANS (Continued)
       ------------------------

Stock Option Plan (Continued)
-----------------
Had compensation cost for all of the Company's stock-based awards been determined in accordance with FAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                  Year Ended            Year Ended
                                               December 31, 2002    December 31, 2001
                                               -----------------    -----------------
Net income (loss)               As reported    $     (2,463,623)    $     (1,502,533)
                                Pro forma      $     (2,894,517)    $     (2,166,883)

Basic earnings per share        As reported    $          (1.73)    $          (0.93)
                                Pro forma      $          (2.03)    $          (1.34)

Diluted earnings per share      As reported    $          (1.73)    $          (0.93)
                                Pro forma      $          (2.03)    $          (1.34)

To make the computations of pro forma results under FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield for all years and expected lives of ten years. For the year ended December 31, 2001, the average expected volatility was approximately 50%, and the average assumed risk-free interest rate was 3.16%. The options and warrants granted under these plans are not registered and, accordingly, there is no quoted market price.

A summary of the status of the Company's stock option and warrants plans as of December 31, 2002 and December 31, 2001 and changes during the periods ending on those dates is presented below:

                                          Options                     Warrants
                                 -------------------------    ------------------------
                                   Shares     Exercise Price    Shares    Exercise Price
                                   ------     --------------    ------    --------------

Outstanding January 1, 2001         266,402     $   23.694       280,400    $   12.895
Granted                              77,000          5.657            --            --
Expired unexercised                 (84,740)        28.151            --            --
Forfeited                           (71,760)        15.892            --            --
                                 ----------                   ----------
Outstanding December 31, 2001       186,902         17.245       280,400        12.895
                                 ==========                   ==========

Exercisable December 31, 2001        91,572     $   26.997       160,400    $   16.561
                                 ==========                   ==========

Outstanding January 1, 2002         186,902     $   17.245       280,400    $   12.895
Granted                                  --             --            --            --
Expired unexercised                 (10,350)        23.583            --            --
Forfeited                           (10,650)        12.803            --            --
                                 ----------                   ----------
Outstanding December 31, 2002       165,902         17.124       280,400        12.895
                                 ==========                   ==========

Exercisable December 31, 2002       100,762     $   23.759       200,400    $   14.852
                                 ==========                   ==========

Weighted-average fair value
of options granted during the
year ended December 31, 2001,
computed in accordance with
FAS 123                                         $    3.680

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

Note 8 EMPLOYEE INCENTIVE PLANS (Continued)
       ------------------------

Stock Option Plan (Continued)
-----------------
The following table summarizes information about fixed stock options and warrants outstanding at December 31, 2002:

                                               Options             Warrants
                                             ------------        ------------

Range of exercise prices                     $     73.750        $     73.750
Number outstanding                                 21,202              14,000
Weighted-average remaining
Contractual life in years                           5.359               5.359
Weighted-average exercise price              $     73.750        $     73.750
Number exercisable                                 20,702              14,000

Range of exercise prices                  $ 21.875 - $ 22.50   $ 22.20 - $ 22.50
Number outstanding                                  4,700              16,400
Weighted-average remaining
Contractual life in years                           6.365               6.365
Weighted-average exercise price              $     22.473        $     22.495
Number exercisable                                  3,760              16,400

Range of exercise prices                  $ 7.95 - $ 14.375    $ 8.00 - $ 14.375
Number outstanding                                 65,000             250,000
Weighted-average remaining
Contractual life in years                           4.560               6.794
Weighted-average exercise price              $     11.579        $      8.860
Number exercisable                                 53,300             170,000

Range of exercise prices                   $ 3.90 - $ 8.45
Number outstanding                                 75,000
Weighted-average remaining
Contractual life in years                           8.450
Weighted-average exercise price              $      5.865
Number exercisable                                 23,000

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

Note 9 REGULATORY REQUIREMENTS
       -----------------------

DHS is subject to the uniform net capital rule of the Securities and Exchange Commission (Rule 15c3-1), which requires that the ratio of "aggregate indebtedness" to "net capital" not exceed 15 to 1 (as those terms are defined by the Rule). DHS had net capital of $319,777 as of December 31, 2002, which was in excess of its required minimum net capital of $100,000. The ratio of aggregate indebtedness to net capital was 0.25 to 1 as of December 31, 2002. DHS is also subject to regulations of the District of Columbia and ten states in which it is registered as a licensed broker-dealer.

DHCM and DHS are registered investment advisers and subject to regulation by the SEC pursuant to the Investment Advisors Act of 1940.

Note 10 CONCENTRATIONS OF CREDIT RISK AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE
        ------------------------------------------------------------------------
        SHEET RISK
        ----------

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

In the normal course of business, the Company periodically sells securities not yet purchased (short sales) for its own account and writes options. The establishment of short positions and option contracts exposes the Company to off-balance sheet market risks in the event prices change, as the Company may be obligated to cover such positions at a loss. At December 31, 2002, the Company had no short security positions, had not written any option contracts and did not own any options. The Company did not experience any credit losses due to the failure of any counterparties to perform during the year December 31, 2002. Senior management of the Company is responsible for reviewing trading positions, exposures, profits and losses, trading strategies and hedging strategies on a daily basis.

Note 11 SEGMENT INFORMATION
        -------------------

With the change in senior executive management in May of 2000, the Company has shifted its emphasis from its traditional investment related activities of its DHS subsidiary, to the investment advisory services of its DHCM subsidiary. In conjunction with this change in emphasis, the Company redefined its operating segments effective June 1, 2000. These segments have been designed to aid the operating decision makers in deciding how to allocate resources and in assessing performance.

Types of services from which each reportable segment derives its revenues
-------------------------------------------------------------------------
The Company has three reportable segments: Investment Advisory Services, Broker-Dealer Services and Corporate Portfolio. The Investment Advisory Services segment provides investment advisory services to the Diamond Hill Focus Fund, Diamond Hill Small Cap Fund, Diamond Hill Large Cap Fund, Diamond Hill Bank & Financial Fund, Diamond Hill Short Term Fixed Income Fund and Diamond Hill Strategic Income Fund, open-end mutual funds, Diamond Hill Investment Partners, L.P., an investment limited partnership, and offers investment advisory services and accounts to institutional and individual investors, specializing in diversified, domestic securities. The Broker-Dealer Services segment offers brokerage services to institutional and individual investors and underwriting services to the Company's mutual funds. The Corporate Portfolio segment is represented by revenue generating investments unrelated to the other operating segments.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

Note 11 SEGMENT INFORMATION (Continued)
        -------------------

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

Factors management used to identify the enterprises' reportable segments
------------------------------------------------------------------------
The Company's reportable segments are primarily defined by legal entities that specialize in different financial products and services. Investment Advisory Services are provided by DHCM. Brokerage Services are provided primarily by DHS. The Company manages the Corporate Portfolio segment. These segments are managed separately because each entity operates in a different regulatory environment.

Financial information for each reportable segment is shown below. The Company does not operate, or hold assets, in any foreign country. The Company does not have any single customer generating 10% or more of revenue.

Financial information for the year ended December 31, 2002
----------------------------------------------------------

                                           Investment        Broker-
                                            Advisory          Dealer         Corporate
                                            Services         Services        Portfolio         Combined
                                          ---------------------------------------------------------------
Operating Revenues:
    Management fees & commissions         $    834,100     $    188,218     $         --     $  1,022,318
    Market making gains (losses)                    --          (60,225)              --          (60,225)
                                          ---------------------------------------------------------------
      Total operating revenue                  834,100          127,993               --          962,093
                                          ---------------------------------------------------------------
Operating Expenses:
    Salaries, benefits & payroll taxes       1,107,001          374,842          120,400        1,602,243
    Brokers' commissions                            --           61,644               --           61,644
    Professional fees                          745,578           85,261          133,290          964,129
    General and administrative                 419,539          237,421           85,184          742,144
                                          ---------------------------------------------------------------
      Total operating expenses               2,272,118          759,168          338,874        3,370,160
                                          ---------------------------------------------------------------
Operating Loss                              (1,438,018)        (631,175)        (338,874)      (2,408,067)
                                          ---------------------------------------------------------------
Other Revenue and (Expense):
    Portfolio gains                                 --               --         (114,503)        (114,503)
    Dividend income                              8,026            6,300           14,830           29,156
    Interest and other income                      359           11,020           19,981           31,360
    Interest expense                                --               --           (1,569)          (1,569)
                                          ---------------------------------------------------------------
      Total other revenue & (expense)            8,385           17,320          (81,261)         (55,556)
                                          ---------------------------------------------------------------
Income (Loss) Before Taxes                  (1,429,633)        (613,855)        (420,135)      (2,463,623)
Income Tax Provision (Credit)                       --               --               --               --
                                          ---------------------------------------------------------------
Net Income (Loss)                         $ (1,429,633)    $   (613,855)    $   (420,135)    $ (2,463,623)
                                          ===============================================================

Total Assets                              $    133,915     $    140,801     $  3,618,756     $  3,893,472
                                          ===============================================================

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

Note 11 SEGMENT INFORMATION (Continued)
        -------------------

Financial information for the year ended December 31, 2001
----------------------------------------------------------

                                           Investment        Broker-
                                            Advisory          Dealer         Corporate
                                            Services         Services        Portfolio         Combined
                                          ---------------------------------------------------------------
Operating Revenues:
       Management fees & commissions      $    612,207     $    400,882     $         --     $  1,013,089
       Market making gains (losses)                 --          148,215               --          148,215
                                          ---------------------------------------------------------------
         Total operating revenue               612,207          549,097               --        1,161,304
                                          ---------------------------------------------------------------
   Operating Expenses:
       Salaries, benefits & payroll taxes    1,181,519          410,598          183,159        1,775,276
       Brokers' commissions                         --          175,734               --          175,734
       Professional fees                       511,130           45,331          136,828          693,289
       General and administrative              639,737          384,423          233,469        1,257,629
                                          ---------------------------------------------------------------
         Total operating expenses            2,332,386        1,016,086          553,456        3,901,928
                                          ---------------------------------------------------------------
   Operating Loss                           (1,720,179)        (466,989)        (553,456)      (2,740,624)
                                          ---------------------------------------------------------------
   Other Revenue and (Expense):
       Portfolio gains                              --               --          893,039          893,039
       Dividend income                              --           27,528          101,943          129,471
       Interest and other income                 3,797           62,165            1,169           67,131
       Interest expense                             --             (493)              --             (493)
                                          ---------------------------------------------------------------
         Total other revenue & (expense)         3,797           89,200          996,151        1,089,148
                                          ---------------------------------------------------------------
   Income (Loss) Before Taxes               (1,716,382)        (377,789)         442,695       (1,651,476)
   Income Tax Provision (Credit)                    --               --         (148,943)        (148,943)
                                          ---------------------------------------------------------------
   Net Income (Loss)                      $ (1,716,382)    $   (377,789)    $    591,638     $ (1,502,533)
                                          ===============================================================

   Total Assets                           $    116,362     $    769,106     $  6,008,279     $  6,893,747
                                          ===============================================================

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND FINANCIAL DISCLOSURES

On January 14, 2002, the Diamond Hill Investment Group, Inc. ("DHIG") audit committee and board of directors dismissed PricewaterhouseCoopers LLP as its independent accountants and approved the hiring of BKR Longanbach Giusti, LLC as its new independent accountants. The reports of PricewaterhouseCoopers LLP on the financial statements of DHIG for the periods ended December 31, 2000 and February 29, 2000 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. In connection with its audits for the periods ended December 31, 2000 and February 29, 2000 and through January 14, 2002, there have been no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. DHIG requested that PricewaterhouseCoopers LLP furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated January 18, 2002 was filed as an Exhibit to the Form 8-K. During the two most recent fiscal years and through January 14, 2002, DHIG has not consulted with BKR Longanbach Giusti, LLC on either the application of accounting principles or type of opinion BKR Longanbach Giusti, LLC might issue on DHIG's financial statements.

PART III
ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

As of December 31, 2002, the members of the Company's Board of Directors and the Company's executive officers, each of whom serves at the direction of the Board, were as follows:

                                         Term
Name                        Age         Expires                 Position
--------------------------------------------------------------------------------
R. H. Dillon                46           2003             President & Director
James F. Laird, Jr.         46                           Chief Financial Officer
Larry A. Beres              56           2003                  Director
Roger D. Blackwell          62           2003                  Director
Richard Desich              63           2003                  Director
David P. Lauer              60           2003                  Director
James G. Mathias            49           2003                  Director
David R. Meuse              56           2003                  Director
William G. Perkins          48           2003                  Director
Diane D. Reynolds           42           2003                  Director

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

     JAMES F. LAIRD, JR. was appointed as Chief Financial Officer and Treasurer of the Company on December 31, 2001 and has served as President of Diamond Hill Securities, Inc. since July 16, 2001. On January 1, 2003, Mr. Laird was appointed as Secretary. In his capacity with the Company, Mr. Laird oversees all financial and corporate aspects of the Company. As President of Diamond Hill Securities, Inc., Mr. Laird's responsibilities are to oversee broker-dealer operations and to increase distribution of the Diamond Hill Funds through various broker-dealer channels. Prior to joining the Company, Mr. Laird was Senior Vice President of Villanova Capital, a subsidiary of Nationwide, from 1999-2001. He was Vice President and General Manager from 1995-1999, and Treasurer form 1987-1994, of Nationwide Advisory Services, Inc. Mr. Laird was also Vice President of Cranston Securities from 1986-1987 and worked for KPMG Peat Marwick from 1980-1986. Mr. Laird received his B.S.B.A. in accounting from The Ohio State University. He is also a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. In addition, he holds several NASD licenses including Series 7, 24, 26, 27, and 63.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

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

     DR. ROGER D. BLACKWELL became director of the Company in February 1999. Dr. Blackwell is a Professor of Marketing at the Max M. Fisher College of Business at The Ohio State University and is also President of Roger Blackwell Associates, Inc., a consulting firm in Columbus, Ohio. Dr. Blackwell co-authored one of the leading books on consumers, entitled Consumer Behavior. It is used by business schools throughout North America, Europe, Asia and Africa. He has also written twenty-three other books on marketing strategy, research, and global marketing. His most recent publications are From Mind to Market, published by HarperBusiness and Customers Rule!, which was released by Crown/Random House in 2001. Dr. Blackwell received his B.S. and M.S. degrees from The University of Missouri and his Ph.D. from Northwestern University. He resides in Columbus, Ohio, and serves on the boards of Airnet Systems, Applied Industrial Technologies (formerly Bearings, Inc.), Frontstep, Flex-Funds, Max & Erma's Restaurants, Anthony and Sylvan Pools, and Value City Department Stores.

     RICHARD DESICH became a Director of the Company in December 1999. Since 1974, Mr. Desich has been the owner and President of Mid-Ohio Securities. Mr. Desich is also President of Equity Oil and Gas Funds Incorporated, and General Principal for Maddie Consulting. He has lectured throughout the United States at various seminars and conferences on the topic of self-directed Individual Retirement Accounts. Mr. Desich is a Director of the Lorain County Community College and Lorain County Community College Foundation, and of Accel International Corporation. Mr. Desich is also an officer and director of the Equity Trust Company. He graduated from Ohio State University with a B.S. degree in Finance.

     DAVID P. LAUER, CPA became a director in May 2002. From June of 1997 through March of 2001, Mr. Lauer served as President and Chief Operating Officer of Bank One - Columbus. Prior to June 1997, he was a partner with Deloitte & Touche for nineteen years; he retired from Deloitte & Touche in 1997. He serves on the board of Air Net Systems, Huntington Preferred Capital, Inc., Metatec International and Wendy's International.

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

     DAVID R. MEUSE became a director of the Company in August 2000. Since 1999, Mr. Meuse has been a Principal for Stonehenge Holdings, Inc. ("Stonehenge") of Columbus, Ohio, where he is responsible for managing its affairs. From 1990 to 1999, Mr. Meuse was the Chairman and Chief Executive Officer of Banc One Capital Holdings Corporation ("BCHC"), the holding company for the investment banking, merchant banking, securities brokerage, investment advisory and insurance activities of Bank One Corporation. He came to BCHC in 1990 when Bank One Corporation acquired Meuse, Rinker, Chapman, Endres & Brooks, a regional investment banking firm which Mr. Meuse founded in 1981. He is an active investor in venture capital and mezzanine finance opportunities, both personally and through Banc One Capital Partners Corporation. Mr. Meuse received his B.A. in Political Science from John Carroll University and subsequently took courses at Cleveland-Marshall College of Law at Cleveland State University, and the University of Pennsylvania, Wharton School of Finance, Securities Industry. Mr. Meuse serves on the board of directors of the following: Alliance One Incorporated, Banc One Investment Advisors, BBQ Development, Inc., Bluestone Corporation, Bopp-Busch Manufacturing Company, Central Benefits Mutual Insurance Company, Cornerstone Industrial Group, MCE Companies, Inc., Omnimold, LLC, Orion Holdings Corporation, ORIX Real Estate Capital Markets, LLC, RP&C International, Sportsworld Media Group, and Stonehenge Financial Holdings, Inc.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

     WILLIAM G. PERKINS became director of the Company in May 2002. Mr. Perkins currently serves as President and Chief Operating Officer of Synovus Financial Management Services and Chief Executive Officer of Synovus Securities, Inc. in
Columbus, Georgia. In his current role, Mr. Perkins is responsible for the brokerage, trust, insurance and private banking businesses of Synovus Financial Corp., a $19 billion financial services company headquartered in Columbus. Synovus is the parent company for 39 community banks located in Georgia, Alabama, Florida, South Carolina and Tennessee as well as Synovus Trust Company with over $8 billion in client assets, Synovus Securities, Inc., a full-service brokerage firm with 55 investment consultants in 23 offices overseeing over $2 billion in client assets and Synovus Insurance Services which provides a comprehensive array of insurance products to clients of all 39 Synovus affiliate banks. Additionally, Synovus owns 80.8% of TSYS, Total System Services, Inc., one of the world's largest processors of credit, debit, affinity and stored value cards. Synovus has consistently been recognized as one of the highest performing financial services firms in the industry and has also been consistently rated as one of the best companies to work for in America by Fortune Magazine.

     Prior to joining Synovus in June 1998, Mr. Perkins was with First Commerce Corporation in Louisiana from 1987 to 1998. He served in a series of leadership roles in trust, private banking and brokerage. His last assignment was a President and CEO of Marquis Investments, LLC, First Commerce's investment brokerage subsidiary. He began his financial services career in 1981 as a retail broker in the Baton Rouge office of A.G. Edwards.

     Mr. Perkins is a 1976 graduate of Texas Christian University and completed the Trust and Private Banking Executive Management Program at the Wharton School of Business, University of Pennsylvania in 1993.

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

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Based solely upon a review of Forms 3 and 4 furnished to the Company, there were no reports filed late during the year ended December 31, 2002.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

ITEM 10: EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or payable by the Company during the calendar years ended December 31, 2002, 2001 and 2000, to the President of the Company and to certain other named executive officers of the Company.

SUMMARY COMPENSATION TABLE

----------------------------------------------------------------------------------------
                                                      LONG-TERM COMPENSATION
                               ANNUAL COMPENSATION           AWARDS
----------------------------------------------------------------------------------------
NAME AND PRINCIPAL                                    SECURITIES UNDERLYING      ALL
     POSITION         YEAR   SALARY ($)   BONUS ($)        OPTIONS (#)        OTHER ($)
----------------------------------------------------------------------------------------
R. H. Dillon (1)      2002    150,000         0                 --                --
President and Chief   2001    150,000         0                 --                --
Executive Officer     2000     96,435         0              200,000              --
----------------------------------------------------------------------------------------
James F. Laird (2)    2002    139,125         0                 --                --
Treasurer and Chief   2001     33,750         0               60,000              --
Financial Officer
----------------------------------------------------------------------------------------

(1)  Mr. Dillon became President of the Company in May 2000.

(2) Mr. Laird became CFO of the Company and President of DHS in July 2001. Mr. Laird was appointed Secretary of the Company in January 2003.

AGGREGATED  OPTION  EXERCISES  IN LAST  FISCAL  YEAR AND FISCAL  YEAR END OPTION
VALUES

The following table sets forth information concerning the exercise of stock options by each of the Company's named executive officers during fiscal 2002 and the fiscal year end value of unexercised options.

------------------------------------------------------------------------------------------------------------
                                                  NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                                 UNDERLYING UNEXERCISED           IN-THE-MONEY OPTIONS AT
                                              OPTIONS AT FISCAL YEAR END (#)      FISCAL YEAR END ($) (1)
------------------------------------------------------------------------------------------------------------
                  SHARES ACQUIRED     VALUE
                  ON EXERCISE (#)   REALIZED
        NAME                           ($)     EXERCISABLE   UNEXERCISABLE      EXERCISABLE   UNEXERCISABLE
------------------------------------------------------------------------------------------------------------
R. H. Dillon             0             --        120,000         80,000             --              --
------------------------------------------------------------------------------------------------------------
James F. Laird           0             --         20,000         40,000             --              --
------------------------------------------------------------------------------------------------------------

--------------

(1) Value is based on the December 31, 2002, closing price of $3.92 per Share on the NASDAQ Small Cap Market.

INCENTIVE COMPENSATION PLAN

All full-time executive employees of the Company are eligible to participate in the Company's Incentive Compensation Plan (the "IC Plan"). The IC Plan provides that a bonus fund will be established in an amount equal to 20% of the pre-tax realized profits of the Company in excess of a 15% pre-tax return on equity. The amount of the bonus fund is calculated each fiscal quarter on a cumulative basis. The allocation of the bonus fund is to be made by the President of the Company. The Company did not incur any expense under the IC Plan for the year ended December 31, 2002.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

STOCK OPTION PLAN

The 1993 Non-Qualified and Incentive Stock Option Plan (the "1993 Plan") authorizes the grant of options to purchase an aggregate of 500,000 Shares. The 1993 Plan provides that the Board of Directors, or a committee appointed by the Board, may grant options and otherwise administer the 1993 Plan. The exercise price of each incentive stock option or non-qualified stock option must be at least 100% of the fair market value of the Shares at the date of grant, and no such option may be exercisable for more than ten years after the date of grant. However, the exercise price of each incentive stock option granted to any shareholder possessing more than 10% of the combined voting power of all classes of capital stock of the Company on the date of grant must not be less than 110% of the fair market value on that date, and no such option may be exercisable more than five years after the date of grant.

DIRECTOR COMPENSATION

Each director who is not an employee of the Company is entitled to receive a fee of $500 plus travel expenses for each director's meeting attended.

EMPLOYMENT CONTRACTS

The Company entered into an employment agreement in May 2000 with R.H. Dillon, Jr., the President of the Company. The agreement automatically renews for successive one-year terms unless earlier terminated by Mr. Dillon or the Company. The agreement provides for an annual salary of $150,000 plus a bonus in the form of cash, stock or other equity position in the discretion of the Board of Directors, and further provides for such benefits and other employment privileges as are afforded to other executive employees. If the Company terminates Mr. Dillon's employment without cause, he is entitled to a severance payment equal to one year's base salary. If the Company terminates Mr. Dillon's employment without cause within 24 months of a change in control, he is entitled to a lump sum payment equal to his aggregate compensation plus bonus for the most recently completed fiscal year, a reduction in the duration of his non-competition covenant to 6 months, continuation of family medical coverage for one year after the date of termination (subject to Mr. Dillon being covered by a medical plan of a subsequent employer) and an accelerated vesting of all qualified stock options or warrants held by him at the time of termination.

The Company entered into an employment agreement in July 2001 with James F. Laird, Jr., the Chief Financial Officer, Secretary and Treasurer of the Company. The agreement expires in July 2006 (which unless otherwise terminated shall automatically renew for a one-year period), and provides for an initial annual salary of $135,000 with annual adjustments of $9,000 each in subsequent years. The agreement also provides for those benefits as are afforded to other executive employees. If the Company terminates Mr. Laird's employment without cause, or if Mr. Laird resigns his employment for specified reasons (including a change in control), he is entitled to a severance payment equal to one year's salary, reduced by the amount of any employment compensation earned by him elsewhere on or after the beginning of the 6th calendar month following the effective date of the termination or resignation.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company's Common Stock is the only class of voting securities. The following table sets forth, as of December 31, 2002, certain information concerning share ownership of (a) all persons known by the Company to own beneficially five percent or more of the outstanding Shares, (b) each director, nominee and named executive officer of the Company, and (c) all executive officers and directors of the Company, as a group, and the percentage of voting power (assuming exercise of all options which are currently exercisable). Unless otherwise indicated, the named persons exercise sole voting and investment power over the Shares that are shown as beneficially owned by them.

---------------------------------------------------------------------------------------
                                      AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP
---------------------------------------------------------------------------------------
                                          COMMON SHARES WHICH
                              COMMON      CAN BE ACQUIRED UPON
                              SHARES     EXERCISE OF OPTIONS OR
    NAME AND ADDRESS OF      PRESENTLY    WARRANTS EXERCISABLE              PERCENT OF
     BENEFICIAL OWNER        HELD (1)        WITHIN 60 DAYS        TOTAL     CLASS(3)
---------------------------------------------------------------------------------------
R. H. Dillon (4)              699(2)            120,000           120,699      7.1%
 308 Jackson Street
 Columbus, Ohio  43206
---------------------------------------------------------------------------------------
James F. Laird (4)            320(2)             20,000            20,320      1.2%
 5277 Brynwood Drive
 Columbus, Ohio 43220
---------------------------------------------------------------------------------------
Larry A. Beres                8,500              8,000             16,500      1.0%
 7640 Whispering Oaks Trail
 Tipp City, Ohio  45371
---------------------------------------------------------------------------------------
Dr. Roger D. Blackwell        20,640             2,000             22,640      1.3%
 3380 Tremont Road
 Columbus, Ohio  43221
---------------------------------------------------------------------------------------
Richard Desich                5,490              2,000             7,490       (5)
 11149 Arrowhead Dr.
 Grafton, Ohio  44044
---------------------------------------------------------------------------------------
David P. Lauer                  0                  0                 0          --
 5386 Dunniker Park Drive
 Dublin, OH 43017
---------------------------------------------------------------------------------------
Dr. James G. Mathias          18,945             13,000            31,945      1.9%
 7707 Winding Way South
 Tipp City, Ohio  45371
---------------------------------------------------------------------------------------
David R. Meuse                41,698               0               41,698      2.4%
 191 W. Nationwide Blvd.
 Suite 600
 Columbus, Ohio 43215
---------------------------------------------------------------------------------------
William G. Perkins              0                  0                 0          --
 4 Millington Court
 Columbus, Georgia  31904
---------------------------------------------------------------------------------------
Diane D. Reynolds               0                  0                 0          --
 372 W. Seventh Avenue
 Columbus, Ohio  43201
---------------------------------------------------------------------------------------
All directors and executive
officers as a group
(10 persons)                  96,292            165,000           261,292     15.3%
---------------------------------------------------------------------------------------

-----------
(1) Unless otherwise indicated, the beneficial owner has sole voting and dispositive power as to all common shares reflected in the table.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

(2) Shares are related to the Company's 401(k) Plan, in which the Trustees of the 401(k) Plan possess the voting power and restrictions exist with respect to the power to dispose of these shares.
(3) The percent of class is based upon (a) the number of Shares owned by the named person plus the number of Shares as to which the named person has the right to acquire beneficial ownership upon the exercise of options or warrants exercisable within 60 days after December 31, 2002, divided by (b) the total number of Shares which are issued and outstanding as of December 31, 2002, plus the total number of Shares which are subject to options or warrants exercisable within 60 days after December 31, 2002.
(4)  Individual named in the Summary Compensation Table.
(5) Represents ownership of less than 1% of the outstanding common shares of the Company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2002 with respect to shares of the Company's common stock that may be issued under our existing equity compensation plans, including the 1993 Non-Qualified and Incentive Stock Option Plan.

--------------------------------------------------------------------------------------------------------------------------------
                                  (A)                             (B)                             (C)
--------------------------------------------------------------------------------------------------------------------------------
PLAN CATEGORY                     NUMBER OF SECURITIES TO BE      WEIGHTED-AVERAGE EXERCISE       NUMBER OF SECURITIES
                                  ISSUED UPON EXERCISE OF         PRICE OF OUTSTANDING OPTIONS,   REMAINING AVAILABLE FOR
                                  OUTSTANDING OPTIONS, WARRANTS   WARRANTS AND RIGHTS             FUTURE ISSUANCE UNDER EQUITY
                                  AND RIGHTS                                                      COMPENSATION PLANS (EXCLUDING
                                                                                                  SECURITIES REFLECTED IN
                                                                                                  COLUMN (A))
--------------------------------------------------------------------------------------------------------------------------------
EQUITY COMPENSATION PLANS                       446,302                           $14.47                          8,598
APPROVED BY SECURITY HOLDERS (1)
--------------------------------------------------------------------------------------------------------------------------------
EQUITY COMPENSATION PLANS NOT
APPROVED BY SECURITY HOLDERS                         --                               --                             --
--------------------------------------------------------------------------------------------------------------------------------
TOTAL                                           446,302                           $14.47                          8,598
--------------------------------------------------------------------------------------------------------------------------------

-----------
(1)  Consists of the 1993 Non-Qualified and Incentive Stock Option Plan.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - None

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Index of Exhibits
       *3.1   Amended and Restated Articles of Incorporation of the Company.
       *3.2   Code of Regulations of the Company.
       10.1   Diamond  Hill   Investment   Group  (fka   Heartland)   Incentive
              Compensation Plan.
     **10.2   1993 Non-Qualified and Incentive Stock Option Plan.
    ***10.3   Synovus Securities, Inc., Sub-Advisory Agreement with the Diamond
              Hill Capital Management, Inc. dated January 30, 2001.
       10.4   Employment  Agreement between the Company and Roderick H. Dillon,
              Jr. dated May 11, 2000.
       10.5   Employment Agreement between the Company and James F. Laird dated
              October 24, 2001.
       21.1   Subsidiaries of the Company.
       99.1   Certification of Chief Executive  Officer Pursuant to Section 906
              of the Sarbanes-Oxley Act of 2002.
       99.2   Certification of Chief Financial  Officer Pursuant to Section 906
              of the Sarbanes-Oxley Act of 2002.

* Filed with the Securities and Exchange Commission as an exhibit to the Company's Form 8-K filed on May 8, 2002 and incorporated herein by reference.
** Filed with the Securities and Exchange Commission as an exhibit to the Company's Proxy Statement filed on July 21, 1998 and incorporated herein by reference.
*** Filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-KSB filed on March 1, 2001 and incorporated herein by reference.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

(b)  Reports on Form 8-K - None

ITEM 14: CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect such controls since the Evaluation Date.

ITEM 16: AUDIT FEES

For the years ended December 31, 2002 and 2001, the following fees apply:

                                      Year Ended               Year Ended
                                      12/31/2002               12/31/2001
                                      ----------               ----------

       Audit                              22,000                   22,725
       Current Year Tax                    5,000                    4,731
       Prior Year Tax                         --                   16,309
       Quarterly Review                    2,993                       --
                                      ----------               ----------

       Total                              29,993                   43,765
                                      ==========               ==========

Prior year tax fees consist of amounts paid to the current accountants to resolve notices from the State of Ohio relating to tax years 1996 through 2000. The notices were resolved in 2002.

It is the policy of the Audit Committee to pre-approve the services of the independent accountants and present that approval to the Board of Directors. For the years ended December 31, 2002 and 2001, 100% of the independent accountants' fees were pre-approved by the Audit Committee.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

DIAMOND HILL INVESTMENT GROUP, INC.


/S/ R. H. Dillon
---------------------------------------
By R. H. Dillon, President and Director      March 21, 2003
                                             --------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title                         Date
--------------------------------------------------------------------------------


/S/ R. H. Dillon                   President and Director        March 21, 2003
---------------------------
R. H. Dillon


/S/ James F. Laird                 Chief Financial Officer       March 21, 2003
---------------------------
James F. Laird


/S/ Larry A. Beres                 Director                      March 21, 2003
---------------------------
Larry A. Beres


/S/ Dr. Roger D. Blackwell         Director                      March 21, 2003
---------------------------
Dr. Roger D. Blackwell


/S/ Richard Desich                 Director                      March 21, 2003
---------------------------
Richard Desich


/S/ David P. Lauer                 Director                      March 21, 2003
---------------------------
David P. Lauer


/S/ James G. Mathias               Director                      March 21, 2003
---------------------------
James G. Mathias


/S/ David R. Meuse                 Director                      March 21, 2003
---------------------------
David R. Meuse


/S/ William G. Perkins             Director                      March 21, 2003
---------------------------
William G. Perkins


/S/ Diane D. Reynolds              Director                      March 21, 2003
---------------------------
Diane D. Reynolds

                 CERTIFICATION FOR ANNUAL REPORT ON FORM 10-KSB

I, R.H. Dillon, certify that:

1. I have reviewed this annual report on Form 10-KSB of Diamond Hill Investment Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 21, 2003                    /S/ R. H. Dillon
                                        --------------------------
                                               R.H. Dillon
                                         Chief Executive Officer

                 CERTIFICATION FOR ANNUAL REPORT ON FORM 10-KSB

I, James F. Laird, certify that:

1. I have reviewed this annual report on Form 10-KSB of Diamond Hill Investment Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 21, 2003                    /S/ James F. Laird
                                        --------------------------
                                              James F. Laird
                                         Chief Financial Officer