Form 10QSB
period 2003-03-31
DIAMOND HILL INVESTMENT GROUP INC
filed 2003-05-15
CIK 909108

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                                                 --------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                        Commission file number 000-24498


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of April 29, 2003:
     Common Stock: 1,409,467 shares

Transitional Small Business Disclosure Format (check one): Yes [ ]; No [X]

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

                                                                            PAGE
                                                                            ----
Part I:   FINANCIAL INFORMATION                                             3-17

          Item 1.   Financial Statements:                                   3-12

                      Consolidated Statements of Financial Condition
                      as March 31, 2003 (unaudited)                            4

                      Consolidated Statements of Operations for the
                      Three Months Ended March 31, 2003 and 2002
                      (unaudited)                                              5

                      Consolidated Statements of Cash Flow for the
                      Three Months Ended March 31, 2003 and 2002
                      (unaudited)                                              6

                      Notes to the Consolidated Financial Statements        7-12

          Item 2.   Management's Discussion and Analysis or
                      Plan of Operation                                    13-16

          Item 3.   Controls and Procedures                                   17

Part II:  OTHER INFORMATION                                                   17

          Item 1.   Legal Proceedings                                         17

          Item 2.   Changes in Securities                                     17

          Item 3.   Defaults Upon Senior Securities                           17

          Item 4.   Submission of Matters to a Vote of Security Holders       17

          Item 5.   Other Information                                         17

          Item 6.   Exhibits and Reports on Form 8-K                          17

Signatures                                                                    18

Certifications for Quarterly Report on Form 10-QSB                         19-20

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

PART I    FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

The accompanying consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, are unaudited, but have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2003

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                              As of March 31, 2003

                                    UNAUDITED
                                    ---------

                                     ASSETS
Cash                                                                     $    158,874
Investment portfolio (note 3 and 4):
     Mutual fund shares and limited partnership interests                   2,697,482
     Marketable equity securities, at market value                              5,510
     Not readily marketable equity securities, at estimated fair value        118,683
Accounts receivable:
     Investment products                                                       84,416
     Other                                                                         --
Property and equipment, net of accumulated depreciation of $107,487           155,548
     and $97,885, respectively
Deposits and other                                                            131,964
                                                                         ------------

          Total assets                                                   $  3,352,477
                                                                         ============

                                  LIABILITIES

Accounts payable to broker-dealers and other                             $        416
Accrued expenses                                                              210,106
                                                                         ------------

          Total liabilities                                                   210,522
                                                                         ------------

                              SHAREHOLDERS' EQUITY

Common stock: (note 5)
     No par value, 7,000,000 shares authorized,
          1,827,972 shares issued and 1,409,467 shares outstanding         10,027,613
     Treasury stock, at cost
          (418,505 shares)                                                 (2,394,510)
     Deferred compensation                                                    (11,033)
Accumulated deficit                                                        (4,480,115)
                                                                         ------------

          Total shareholders' equity                                        3,141,955
                                                                         ------------

          Total liabilities and shareholders' equity                     $  3,352,477
                                                                         ============

The accompanying notes are an integral part of these consolidated financial statements.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three Months Ended March 31, 2003 and March 31, 2002

                                    UNAUDITED
                                    ---------

                                                      2003             2002
                                                  ------------     ------------

INVESTMENT MANAGEMENT FEES:
 Mutual funds                                     $     87,997     $     82,925
 Managed accounts                                      106,786           49,724
 Private Partnership                                    12,255            1,374
                                                  ------------     ------------

  Total investment management fees                     207,038          134,023
                                                  ------------     ------------

OPERATING EXPENSES:
 Salaries, benefits and payroll taxes                  378,897          383,398
 Legal and audit                                        10,243           59,966
 General and administrative                            131,901          135,877
 Sales and marketing                                    31,835           55,342
                                                  ------------     ------------

  Total operating expenses                             552,876          634,583
                                                  ------------     ------------

Mutual fund administration, net (note 7)               (62,800)         (70,493)

Mutual fund distribution, net (note 8)                 (32,539)         (19,925)

Broker-dealer activity, net (note 9)                    (6,637)          (5,949)
                                                  ------------     ------------

NET OPERATING INCOME (LOSS)                           (447,814)        (596,927)
                                                  ------------     ------------

Investment return, net of interest expense             (55,558)         338,106
                                                  ------------     ------------

INCOME (LOSS) BEFORE TAXES                            (503,372)        (258,821)
                                                  ------------     ------------

Income Tax Provision (Credit)                               --               --
                                                  ------------     ------------

NET INCOME (LOSS)                                 $   (503,372)    $   (258,821)
                                                  ============     ============

Basic Earnings (Loss) Per Share                   $      (0.36)    $      (0.18)
                                                  ============     ============
Diluted Earnings (Loss) Per Share                 $      (0.36)    $      (0.18)
                                                  ============     ============


The accompanying notes are an integral part of these consolidated financial statements.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2003 and 2002

                                    UNAUDITED
                                    ---------

                                                                2003             2002
                                                            ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                          $   (503,372)    $   (258,821)
 Adjustments to reconcile net income (loss)
 to net cash provided by (used in) operating activities:
  Depreciation and amortization                                    9,602           14,140
  Amortization of deferred compensation                            4,141            7,148
  Unrealized (gain) loss                                          24,384         (301,850)
  (Increase) decrease in certain assets-
   Investment portfolio                                          (55,577)          40,675
   Accounts receivable
    Investment products                                            5,443          (19,487)
    Other                                                            118              601
   Deposits and other                                             26,724           (1,209)
  Increase (decrease) in certain liabilities-
   Accounts payable to broker-dealers and other                      416            2,840
   Accrued expenses and other                                    (46,090)         (66,996)
                                                            ------------     ------------
    Net cash used in operating activities                       (534,211)        (582,959)
                                                            ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                   --               --
 Proceeds from sale of property and equipment                         --               --
                                                            ------------     ------------
    Net cash used in investing activities                             --               --
                                                            ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Exercise of stock options                                         3,910               --
 Purchase of treasury stock                                           --         (169,200)
                                                            ------------     ------------
    Net cash provided (used) in financing activities               3,910         (169,200)
                                                            ------------     ------------

NET DECREASE IN CASH                                            (530,301)        (752,159)

CASH, BEGINNING OF PERIOD                                        689,175        1,174,026
                                                            ------------     ------------

CASH, END OF PERIOD                                         $    158,874     $    421,867
                                                            ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 Cash paid during the period for:
  Interest                                                  $         --     $         --
  Income taxes                                                        --               --

The accompanying notes are an integral part of these consolidated financial statements.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003

Note 1    ORGANIZATION AND NATURE OF BUSINESS
          -----------------------------------

Diamond Hill Investment Group, Inc. (the Company) is an Ohio corporation incorporated in May 2002, previously a Florida corporation since April 1990. The Company has two subsidiary operating companies.

Diamond Hill Capital Management, Inc. (DHCM), an Ohio corporation, is a wholly owned subsidiary of the Company and a registered investment advisor. DHCM is the investment adviser to the Diamond Hill Focus Fund, Diamond Hill Small Cap Fund, Diamond Hill Large Cap Fund, Diamond Hill Short Term Fixed Income Fund and Diamond Hill Strategic Income Fund, open-end mutual funds, which are each a series in the Diamond Hill Funds trust. DHCM is also the investment adviser to the Diamond Hill Investment Partners, L.P. and offers advisory services to institutional and individual investors.

Diamond Hill Securities, Inc. (DHS), an Ohio corporation, is a wholly owned subsidiary of DHCM and a NASD registered broker-dealer. DHS is registered with the Securities and Exchange Commission and the securities commissions of ten states (including Ohio) and the District of Columbia. DHS trades securities on a fully-disclosed basis and clears customer transactions through an unaffiliated broker-dealer that also maintains the customer accounts. DHS is also a registered investment advisor and offers advisory services to institutional and individual investors. DHS is the investment adviser to the Diamond Hill Bank & Financial Fund, which is a series in the Diamond Hill Funds trust.

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

Cash
----

The Company has defined cash as demand deposits, certificate of deposits and money market accounts. The Company maintains its cash in seven accounts with two financial institutions.

Accounts Receivable
-------------------

Accounts receivable are recorded when they are due and are presented in the statement of financial condition net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated on the Company's historical losses, existing conditions in the industry, and the financial stability of those individuals that owe the receivable. No allowance for doubtful accounts was deemed necessary at March 31, 2003.

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

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003

Note 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
          ------------------------------------------------------

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

Reclassifications
-----------------

The consolidated statement of operations for the three months ended March 31, 2002, has been reclassified to conform to the presentation of the consolidated statement of operations for the three months ended March 31, 2003. These reclassifications have had no effect on the operating results for the three months ended March 31, 2002.

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

Earnings Per Share
------------------

Basic and diluted earnings per common share are computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." A reconciliation of the numerators and denominators used in these calculations is shown below:

For the three months ended March 31, 2003:

                       Numerator     Denominator     Amount
                      ----------     ----------    ----------

  Basic Earnings      $ (503,372)     1,409,367    $    (0.36)

  Diluted Earnings    $ (503,372)     1,409,367    $    (0.36)

For the three months ended March 31, 2002:

                       Numerator     Denominator     Amount
                      ----------     ----------    ----------

  Basic Earnings      $ (258,821)     1,453,950    $    (0.18)

  Diluted Earnings    $ (258,821)     1,453,950    $    (0.18)

Stock options and warrants have not been included in the denominator of the diluted per-share computations because the effect of their inclusion would be anti-dilutive.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003

Note 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
          ------------------------------------------------------

Fair Value of Financial Instruments
-----------------------------------

Substantially all of the Company's financial instruments are carried at fair value or amounts approximating fair value. Assets, including accounts receivable, notes and interest receivable and securities owned are carried at amounts that approximate fair value. Similarly, liabilities, including accounts payable and accrued expenses are carried at amounts approximating fair value.

Note 3    INVESTMENT PORTFOLIO
          --------------------

Investment portfolio balances, which consist of securities classified as trading, are comprised of the following at March 31, 2003:

                                                               Unrealized     Unrealized
                                     Market         Cost         Gains          Losses
                                   ----------    ----------    ----------     ----------
  Mutual fund shares and
  limited partnership interest     $2,697,482    $2,673,890    $   23,592     $       --

  Marketable equity securities          5,510        13,313            --         (7,803)

  Not readily marketable equity
  securities
                                      118,683       313,700         1,800       (196,817)
                                   ----------    ----------    ----------     ----------

  Total                            $2,821,675    $3,000,903    $   25,392     $ (204,620)
                                   ==========    ==========    ==========     ==========

Marketable equity securities at March 31, 2003, consist primarily of bank stocks, at market value, as follows:

                                                    2003
                                                 ----------
  Traded on national securities market           $    5,510

  Not traded on a national securities market,
  but readily ascertainable market value                 --
                                                 ----------

  Total                                          $    5,510
                                                 ==========

As of March 31, 2003, the Company had only one individual equity security investment representing its marketable equity securities.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003

Note 3    INVESTMENT PORTFOLIO (Continued)
          --------------------------------

DHCM is the managing member the General Partner of Diamond Hill Investment Partners, L.P., whose underlying assets consist primarily of marketable securities. The General Partner is contingently liable for all of the partnership's liabilities.

Summary financial information, including the Company's carrying value and income from this partnership at March 31, 2003 and 2002 and for the years then ended, is as follows:

                                           2003             2002
                                       ------------     ------------

  Total assets                         $ 13,051,107     $  8,750,366
  Total liabilities                       4,924,134        2,439,514
  Net assets                              8,126,973        6,310,852
  Net fair market value of earnings        (899,110)         415,195

  DHCM's carrying value                   1,000,589        3,292,222
  DHCM's income                            (109,119)         227,786


DHCM's income from this partnership includes its pro-rata capital allocation and its share of an incentive allocation from the limited partners. In addition, DHCM earns an administrative fee payable quarterly at the rate of .25% of the value of the limited partners' capital accounts.

Note 4    LINE OF CREDIT
          --------------

The Company obtained a line of credit loan with a maximum principal amount of $325,000 on August 28, 2002 at an annual percentage interest rate of prime plus 0.50%, which is currently 4.75%. The balance due on the line of credit loan at March 31, 2003 was zero ($0). A portion of the Company's investment portfolio secures this loan. The line of credit loan is due to mature on August 28, 2003.

Note 5    CAPITAL STOCK
          -------------

Common Stock
------------

The Company has only one class of securities, Common Stock.

Treasury Stock
--------------

On July 17, 2000, the Company announced a program to repurchase up to 400,000 shares of its Common Stock through open market purchases and privately negotiated transactions. From July 17, 2000 through December 31, 2001, the Company purchased 281,597 shares of its Common Stock for $1,716,407. For the three months ended March 31, 2002, the Company purchased 42,300 shares of its Common Stock for $169,200. For the three months ended March 31, 2003, the Company did not purchase any of its shares of Common Stock. As of March 31, 2003, the Company has purchased 352,897 shares for $2,009,107 pursuant to the aforementioned 400,000 share repurchase program.

Authorization of Preferred Stock
--------------------------------

The Company's Articles of Incorporation authorize the issuance of 1,000,000 shares of "blank check" preferred stock with such designations, rights and preferences, as may be determined from time to time by the Company's Board of Directors. The Board of Directors is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting or other rights of the holders of the Common Stock. There were no shares of preferred stock issued or outstanding at March 31, 2003.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003

Note 6    OPERATING LEASES
          ----------------

The Company leases office space under an operating lease agreement effective May 1, 2002, which terminates on May 31, 2005. Total lease expenses for the three months ended March 31, 2003 were $30,000. The future minimum lease payments under the operating lease are as follows:

                     Year Ended           Amount
                   --------------       ----------

                        2003               120,000
                        2004               120,000
                        2005                50,000

Note 7    MUTUAL FUND ADMINISTRATION
          --------------------------

DHCM has an administrative, fund accounting and transfer agency services agreement with Diamond Hill Funds, an Ohio business trust, under which DHCM performs certain services for each series of the trust. These services include mutual fund administration, accounting, transfer agency and other related functions. For performing these services, each series of the trust compensates DHCM a fee at an annual rate of 0.45% times each series' average daily net assets. DHCM collected $49,060 and $40,609 for mutual fund administration revenue for the three months ended March 31, 2003 and 2002, respectively. In fulfilling its role under this agreement, DHCM has engaged several third-party providers, and the cost for their services are paid by DHCM. Mutual fund administration expense for the three months ended March 31, 2003 and 2002 were $111,860 and $111,102, respectively.

Note 8    MUTUAL FUND DISTRIBUTION
          ------------------------

DHS is the principal underwriter for Diamond Hill Funds, an Ohio business trust, and may pay third-party financial institutions a fee for distribution or for performing certain servicing functions for mutual fund shareholders. For performing distribution functions, DHS collects front-end and back-end sales loads, ranging from 1.00% to 5.75% and/or underwriting fees of 0.50% on fund investments. DHS also collects 12b-1 fees at an annual rate ranging from 0.25% to 1.00% times each series' average daily net assets. Mutual fund distribution revenue for the three months ended March 31, 2003 and 2002 were $28,903 and $22,354, respectively. DHS also pays for the production of marketing materials used in the distribution of the Diamond Hill Funds. Mutual fund distribution expense for the three months ended March 31, 2003 and 2002 were $61,442 and $42,279, respectively.

Note 9    BROKER-DEALER ACTIVITY
          ----------------------

DHS is a registered full-service broker-dealer transacting security trades through its clearing broker under a correspondent agreement. For the three months ended March 31, 2003 and 2002, broker-dealer activity expenses, principally clearing charges and regulatory fees, totaled $22,270 and $46,010, respectively. DHS earns commissions and service fees related to business transacted through its clearing broker, along with gains and losses from market-making activities. Broker-dealer activity revenue for the three months ended March 31, 2003 and 2002 were $15,633 and $40,061, respectively.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003

Note 10   REGULATORY REQUIREMENTS
          -----------------------

DHS is subject to the uniform net capital rule of the Securities and Exchange Commission (Rule 15c3-1), which requires that the ratio of "aggregate indebtedness" to "net capital" not exceed 15 to 1 (as those terms are defined by the Rule). DHS had net capital of $261,207 as of March 31, 2002, which was in excess of its required minimum net capital of $100,000. The ratio of aggregate indebtedness to net capital was 0.46 to 1 as of March 31, 2002. DHS is also subject to regulations of the District of Columbia and ten states in which it is registered as a licensed broker-dealer.

DHCM and DHS are registered investment advisers and subject to regulation by the SEC pursuant to the Investment Advisors Act of 1940.

Note 11   CONCENTRATIONS   OF  CREDIT  RISK  AND  FINANCIAL   INSTRUMENTS   WITH
          ----------------------------------------------------------------------
          OFF-BALANCE SHEET RISK
          ----------------------

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

In the normal course of business, the Company periodically sells securities not yet purchased (short sales) for its own account and writes options. The establishment of short positions and option contracts exposes the Company to off-balance sheet market risks in the event prices change, as the Company may be obligated to cover such positions at a loss. At March 31, 2003, the Company had no short security positions, had not written any option contracts and did not own any options. The Company did not experience any credit losses due to the failure of any counterparties to perform during the three months ended March 31, 2003. Senior management of the Company is responsible for reviewing trading positions, exposures, profits and losses, trading strategies and hedging strategies on a daily basis.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

General
-------

With the change in executive management in May of 2000, the Company has shifted its emphasis from its traditional investment related activities through its DHS subsidiary, to the investment advisory services of its DHCM subsidiary. DHCM manages portfolios of stocks representing interests in entities operating in various economic sectors, as opposed to a portfolio of bank stocks only. Staffing and costs associated with this shift and the various marketing initiatives at DHCM negatively impacted the Company in 2002 and may continue in 2003. Management believes that this process was necessary in order to achieve a critical threshold of assets under management to support operations in the future. However, there can be no assurance that the Company will be able to achieve the critical threshold of assets under management to support future operations.

Assets Under Management
-----------------------

As of March 31, 2003, assets under management totaled $129.4, a 17% increase from December 31, 2002. Assets under management grew by 64% as of March 31, 2003 in comparison to March 31, 2002. Asset growth for the three months and year ended March 31, 2003 is not necessarily indicative of the results that may be expected for the entire fiscal year ended December 31, 2003. The table below provides a summary of assets under management:

                                    3/31/2003       12/31/2002      3/31/2002
                                   ------------    ------------    ------------
Individually Managed Account       $ 78,109,054    $ 58,297,957    $ 31,527,276
Mutual Funds                         43,180,916      44,819,496      40,899,194
Alternative Investment                8,126,973       7,210,934       6,310,852
                                   ------------    ------------    ------------
  Total Assets Under Management    $129,416,943    $110,328,387    $ 78,737,322

Three months ended March 31, 2003 compared to Three Months ended March 31, 2002
-------------------------------------------------------------------------------

Investment management revenues for the three months ended March 31, 2003 increased to $207,038 compared to $134,023 for the three months ended March 31, 2002, a 55% increase. This increase results primarily from the increase in assets under management from which the Company derives its revenues.

The Company increased its investment management fees from all three of its investment products: mutual funds, managed accounts and a private investment partnership, Diamond Hill Investment Partners, L.P. ("DHIP"). Fees from mutual funds were up 6%, for the three months ended March 31, 2003, from $82,925 to $87,997. Fees from managed accounts posted the largest dollar increase over the three months ended March 31, 2002, with at dollar increase of $57,062, or a 115% increase. Investment management fees collected from the DHIP improved the most, relatively, over the three months ended March 31, 2002. These

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

fees grew by a multiple of eight, increasing from $1,374 to 12,255. In conjunction with the shift in emphasis to the investment advisory services of DHCM, a program has been initiated to attempt to gather new assets under management at DHCM. Assets under management increased to $129,416,943 as of March 31, 2003, a 17% increase since December 31, 2002. However, there can be no assurance that the Company will be able to achieve the critical threshold of assets under management at DHCM to support future operations.

Operating expenses for the three months ended March 31, 2003 decreased to $552,876 compared to $634,583 for the three months ended March 31, 2002, a decrease of 13%. Salaries, benefits and payroll taxes decreased to $378,897 in 2003 from $383,398 in 2002, a decrease of 1%. This decrease reflects personnel changes. Since the Company reduced personnel at the end of 2002, management expects salary, benefits and payroll taxes to decrease in 2003 as compared to 2002. Legal and audit expense dropped to $10,243 from $59,966 for the three months ended March 31, 2003 versus the three months ended March 31, 2002, a 83% decrease. Since there are no current plans for major administrative projects or new products, management expects legal and audit professional expense to drop in 2003 as compared to 2002. General and administrative expenses decreased to $131,901 in 2003 compared to $135,877 in 2002, a decrease of 3%. Sales and marketing expense for the three months ended March 31, 2003 decreased by 43% to $31,835 from $55,342 for the three months ended March 31, 2002. However, sales and marketing costs may increase in 2003, due to increased expenditures related to promoting the Company's products and developing relationships with distribution intermediaries.

Mutual fund administration, which is administrative services fees collected in connection with the Company's mutual fund products net of all mutual fund administrative expenses paid by the Company, decreased from a net expense of $70,493 for the three months ended March 31, 2002 to $62,800 for the three months ended March 31, 2003, a 11% decrease. Administrative fees collected increased, while administrative expenses were steady, for the three months ended March 31, 2003 versus the three months ended March 31, 2002. DHCM has an administrative, fund accounting and transfer agency services agreement with the Diamond Hill Funds, where DHCM performs certain services for each series of the trust. These services include mutual fund administration, accounting, transfer agency and other related functions. For performing these administrative services, each series of the trust compensates DHCM a fee at an annual rate of 0.45% times each series' average daily net assets. DHCM collected $49,060 and $40,609 for mutual fund administration revenue for the three months ended March 31, 2003 and 2002, respectively. In fulfilling its role under this agreement, DHCM has engaged several third-party providers and the cost for their services are paid by DHCM. Mutual fund administration expense for the three months ended March 31, 2003 and 2002 were $111,860 and $111,102, respectively. As assets under management grow in the mutual fund products, the Company expects fees collected to increase, while the Company expects expenses paid to remain steady; therefore, causing the net mutual fund administration expense to continue to decrease.

Mutual fund distribution, which includes distribution fees collected in connection with sales of the Company's mutual funds net of all mutual fund distribution expenses paid by the Company, increased to a net expense of $32,539 for the three months ended March 31, 2003 from $19,925 for the three months ended March 31, 2002, a 63% increase. Both mutual fund distribution fees and expense increased during the three months ended March 31, 2003 versus the three months ended March 31, 2002; although expense grew by a larger margin due to increased expenses paid to have the mutual funds on distribution platforms. For performing these distribution functions, DHS collects front-end and back-end sales loads, ranging from 5.75% to 1.00% and/or underwriting fees of 0.50% on fund investments. DHS also collects 12b-1 fees at an annual rate ranging from 0.25% to 1.00% times each series' average daily net assets. Mutual fund distribution revenue for the three months ended March 31, 2003 and 2002 were $28,903 and $22,354, respectively. DHS is the principal underwriter for Diamond Hill Funds, an Ohio business trust, and may pay third-party financial institutions a fee for distribution or for performing certain servicing functions for mutual fund shareholders. DHS also pays for the production of marketing materials used in the distribution of the Diamond Hill Funds. Mutual fund distribution expense for the three months ended March 31, 2003 and 2002 were $61,442 and $42,279, respectively. As assets under management grow in the mutual fund products, the Company expects fees collected to increase, while the Company expects expenses paid to remain steady; therefore, causing the net mutual fund distribution expense to decrease.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

Broker-dealer  activity,   which  is  revenue  from  security  transactions  and
market-making activity net of broker-dealer expenses which are comprised principally of clearing costs and regulatory fees, increased to a net expense of 6,637 for the three months ended March 31, 2003 from $5,949 for the three months ended March 31, 2002, a $688 increase. DHS is a registered full-service broker-dealer transacts security trades through its clearing broker under a correspondent agreement. For the three months ended March 31, 2003 and 2002, broker-dealer activity expenses were $22,270 and $46,010, respectively. This decrease is largely due to the reduction in overhead and commission expense from reduced activity. DHS earns commissions and service fees related to business transacted through its clearing broker, along with gains and losses from market-making activities. Broker-dealer activity revenue for the three months ended March 31, 2003 and 2002 were $15,633 and $40,061, respectively. The decrease in revenue is primarily due the reduction in commissions received, which decreased by 60% to $14,464 for the three months ended March 31, 2003 compared to $36,185 for the three months ended March 31, 2002. In conjunction with the Company's shift in emphasis from its traditional investment related activities through DHS, to the investment advisory services of DHCM, broker dealer activities through DHS have declined. It is expected for 2003, that this level of expense in 2002 will be maintained or will increase.

The Company's net operating loss decreased to $447,814 for the three months ended March 31, 2003 from $596,927 for the three months ended March 31, 2002, a 25% improvement.

Investment return, net of interest expense, decreased to a loss of $55,558 for the three months ended March 31, 2003 from a gain of $338,106 for the three months ended March 31, 2003, a 116% decrease. This investment loss results primarily from decreases in market values of investments in the limited partnership interest. Management is unable to predict how future fluctuations in market values will impact the performance of the Company's investment portfolios. Dividend income increased by 159% to $29,945 for the three months ended March 31, 2003 compared to $11,577 for the three months ended March 31, 2002. In 2003, dividend income may increase versus 2002 since the Company reallocated approximately $1.5 million of its investments from DHIP to the Company's fixed income funds, which pay monthly dividends, yielding an anticipated average of six percent (6%). Even though the Company reduced its equity market exposure, due to this large swing in the market value of its portfolio investments, the Company's net loss increased by 95% for the three months ended March 31, 2003 compared to the same time period for 2002.

Liquidity and Capital Resources
-------------------------------

Approximately 96% of the Company's investment portfolio is readily marketable. Approximately 4% of the value of the Company's investment portfolio is comprised of small capitalization bank stocks that are thinly traded and there can be no assurance that active markets will develop. The failure of such markets to develop could negatively affect the Company's operations and financial condition. Investments in securities traded on national securities markets and securities not traded on national securities markets, but with readily ascertainable market values, are valued at market value. Other securities, for which market quotations are not readily available, due to infrequency of transactions, are valued at fair value as determined in good faith by management of the Company. While management employs objective criteria to ascertain these values, there is no independent benchmark by which the values assigned by management can be judged. Accordingly, the value of these securities may be overstated.

By the end of 2002, the Company reallocated its investment portfolio to provide more liquidity and reduce its equity exposure. In doing so, the Company transferred $2 million out of its investment in the limited partnership, DHIP, and invested approximately $1.5 million into the Company's fixed income mutual funds and used the remaining to pay-off the Company's line of credit and provide short-term liquidity for current operating expenses.

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

At March 31, 2003, the Company had no short security positions, had not written any option contracts, and did not own any options. The Company did not experience any credit losses due to the failure of any counter parties to perform during the three months ended March 31, 2003. Senior management of the Company is responsible for reviewing trading positions, exposures, profits and losses, trading strategies and hedging strategies on a daily basis.

As of March 31, 2003, the Company had working capital of approximately $2,900,000 compared to $3,300,000 at December 31, 2002. The decrease is due to operating activities, which includes the net loss in 2002, and using working capital to purchase Company common stock. Working capital includes cash, securities owned and accounts and notes receivable, net of all liabilities. The Company has no long-term debt.

The Company's net cash balance decreased by $530,301 during the three months ended March 31, 2003. Net cash used by operating activities was $534,211. The primary use of cash flow was the net loss of $503,372. No cash was used for investing activities during the three months ended March 31, 2003. Financing activities provided $3,910 of cash during the three months ended March 31, 2003, entirely from the exercise of options of Company common stock by a former employee.

The Company's net cash balance decreased by $752,159 during the three months ended March 31, 2002. Net cash used by operating activities was $582,959. The primary use of cash flow was the net loss of $258,821 and the unrealized gain on investment portfolio assets of $301,850. No cash was used for investing activities during the three months ended March 31, 2002. Financing activities used $169,200 of cash during 2001, entirely from the purchase of Company common stock.

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

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

ITEM 3:   CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect such controls since the Evaluation Date.

PART II:  OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS - None

ITEM 2:   CHANGES IN SECURITIES - None

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5:   OTHER INFORMATION - None

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Index of Exhibits
      *3.1     Amended and Restated Articles of Incorporation of the Company.
      *3.2     Code of Regulations of the Company.
    **10.1     Diamond  Hill   Investment   Group  (fka   Heartland)   Incentive
               Compensation Plan.
   ***10.2     1993 Non-Qualified and Incentive Stock Option Plan.
  ****10.3     Synovus Securities, Inc., Sub-Advisory Agreement with the Diamond
               Hill Capital Management, Inc. dated January 30, 2001.
    **10.4     Employment  Agreement between the Company and Roderick H. Dillon,
               Jr. dated May 11, 2000.
    **10.5     Employment Agreement between the Company and James F. Laird dated
               October 24, 2001.
      99.1     Certification of Chief Executive  Officer Pursuant to Section 906
               of the Sarbanes-Oxley Act of 2002.
      99.2     Certification of Chief Financial  Officer Pursuant to Section 906
               of the Sarbanes-Oxley Act of 2002.

* Filed with the Securities and Exchange Commission as an exhibit to the Company's Form 8-K filed on May 8, 2002 and incorporated herein by reference.
** Filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-KSB filed on March 28, 2003 and incorporated herein by reference.
*** Filed with the Securities and Exchange Commission as an exhibit to the Company's Proxy Statement filed on July 21, 1998 and incorporated herein by reference.
**** Filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-KSB filed on March 1, 2001 and incorporated herein by reference.

(b)  Reports on Form 8-K

     A Form 8-K was filed on March 31, 2003 to report the Company's earnings for the year ended December 31, 2002.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

DIAMOND HILL INVESTMENT GROUP, INC.

Signature                          Title                         Date
--------------------------------------------------------------------------------

/s/ R. H. Dillon                   President and Director        May 15, 2003
-----------------------
R. H. Dillon

/s/ James F. Laird                 Chief Financial Officer       May 15, 2003
-----------------------
James F. Laird

                CERTIFICATION FOR QUARTERLY REPORT ON FORM 10-QSB

I, R.H. Dillon, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Diamond Hill Investment Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003                      /s/ R. H. Dillon
                                        -----------------------
                                        R.H. Dillon
                                        Chief Executive Officer

                CERTIFICATION FOR QUARTERLY REPORT ON FORM 10-KSB

I, James F. Laird, certify that:

1. I have reviewed this quarterly report on Form 10-KSB of Diamond Hill Investment Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003                      /s/ James F. Laird
                                        -----------------------
                                        James F. Laird
                                        Chief Financial Officer