Form 10QSB
period 2003-06-30
DIAMOND HILL INVESTMENT GROUP INC
filed 2003-08-14
CIK 909108

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                                                 -------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period___________from to__________

                        Commission file number 000-24498
                                               ---------

                       DIAMOND HILL INVESTMENT GROUP, INC
                       ----------------------------------
                 (Name of small business issuer in its charter)

                Ohio                                  65-0190407
                ------------------------------------------------------
                (State or other jurisdiction of       (I.R.S. Employer
                incorporation or organization)        Identification No.)

          375 North Front Street, Suite 300, Columbus, Ohio      43215
          ------------------------------------------------------------
          (Address of principal executive offices)          (Zip Code)

                    Issuer's telephone number (614) 255-3333
                                              --------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 31, 2003: Common Stock: 1,519,467 shares

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

                                                                            PAGE
                                                                            ----

Part I: FINANCIAL INFORMATION                                               3-21

     Item 1.   Financial  Statements:                                       3-15

               Consolidated  Statements of Financial                           4
               Condition as of June 30, 2003  (unaudited)

               Consolidated Statements of Operations for the                   5
               Six Months and Three Months Ended
               June 30, 2003 and 2002 (unaudited)

               Consolidated Statements of Cash Flow                            6
               for the Six Months Ended June 30, 2003 and 2002
               (unaudited)

               Notes to the Consolidated Financial Statements               7-15

     Item 2.   Management's Discussion and Analysis or                     16-21
               Plan of Operation

     Item 3.   Controls and Procedures                                        21

Part II: OTHER INFORMATION                                                 21-22

     Item 1.   Legal Proceedings                                              21

     Item 2.   Changes in Securities                                          21

     Item 3.   Defaults Upon Senior Securities                                21

     Item 4.   Submission of Matters to a Vote of Security Holders            22

     Item 5.   Other Information                                              22

     Item 6.   Exhibits and Reports on Form 8-K                               22

Signatures                                                                    23

Certifications for Quarterly Report on Form 10-QSB                         24-25

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

Operating results for the six months and three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2003

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                               As of June 30, 2003

                                    UNAUDITED
                                    ---------

                                     ASSETS
Cash                                                               $     32,434
Investment portfolio (note 3 and 4):
     Mutual fund shares and limited partnership
          interests                                                   2,700,486
     Not readily marketable equity securities,
          at estimated fair value                                        17,058
     Accounts receivable:
       Investment products                                               98,842
     Property and equipment, net of accumulated
          depreciation of $117,089                                      145,945
     Deposits and other                                                 138,286
                                                                   ------------

          Total assets                                             $  3,133,051
                                                                   ============

                                   LIABILITIES

Accounts payable                                                   $      1,810

Accrued expenses                                                        167,833
                                                                   ------------

          Total liabilities                                             169,643
                                                                   ------------

                              SHAREHOLDERS' EQUITY

Common stock: (note 5)
     No par value, 7,000,000 shares authorized,
          1,827,972 shares issued and 1,409,467
          shares outstanding                                         10,027,613
      Treasury stock, at cost (418,505 shares)                       (2,394,510)
      Deferred compensation                                              (7,770)
Accumulated deficit                                                  (4,661,925)
                                                                   ------------

     Total shareholders' equity                                       2,963,408
                                                                   ------------

     Total liabilities and shareholders' equity                    $  3,133,051
                                                                   ============

The accompanying notes are an integral part of these consolidated financial statements.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
   For the Six Months and Three Months Ended June 30, 2003 and June 30, 2002

                                    UNAUDITED
                                    ---------

                                                     6 MONTHS ENDED                    3 MONTHS ENDED
                                                     --------------                    --------------
                                                JUN 2003         JUN 2002         JUN 2003         JUN 2002
                                              ------------     ------------     ------------     ------------
INVESTMENT MANAGEMENT FEES:
     Mutual funds                             $    189,561     $    189,468     $    101,564     $    106,543
     Managed accounts                              253,291          120,360          146,505           70,636
     Private Partnership                            24,807            5,962           12,552            4,588
                                              ------------     ------------     ------------     ------------

          Total investment management fees         467,659          315,790          260,621          181,767

OPERATING EXPENSES:
     Salaries, benefits and payroll taxes          768,299          750,276          389,402          366,878
     Legal and audit                                39,636          100,816           29,393           40,850
     General and administrative                    218,069          206,575           86,168           70,698
     Sales and marketing                            82,549           91,407           50,714           36,065
                                              ------------     ------------     ------------     ------------

          Total operating expenses               1,108,553        1,149,074          555,677          514,491
                                              ------------     ------------     ------------     ------------

     Mutual fund administration, net (Note 7)     (160,660)        (134,561)         (97,860)         (64,068)

     Mutual fund distribution, net (Note 8)        (55,639)         (65,831)         (23,100)         (45,906)

     Broker-dealer activity, net (Note 9)          (13,270)         (73,021)          (6,633)         (67,072)
                                              ------------     ------------     ------------     ------------

NET OPERATING INCOME (LOSS)                       (870,463)      (1,106,697)        (422,649)        (509,770)
                                              ------------     ------------     ------------     ------------

     Investment return, net of interest
     expense                                       185,281          201,294          240,839         (136,812)
                                              ------------     ------------     ------------     ------------

INCOME (LOSS) BEFORE TAXES                        (685,182)        (905,403)        (181,810)        (646,582)
                                              ------------     ------------     ------------     ------------

     Income Tax Provision (Credit)                      --               --               --               --
                                              ------------     ------------     ------------     ------------

NET INCOME (LOSS)                             $   (685,182)    $   (905,403)    $   (181,810)    $   (646,582)
                                              ============     ============     ============     ============

     Basic Earnings (Loss) Per Share          $      (0.49)    $      (0.63)    $      (0.13)    $      (0.45)
                                              ============     ============     ============     ============

     Diluted Earnings (Loss) Per Share        $      (0.49)    $      (0.63)    $      (0.13)    $      (0.45)
                                              ============     ============     ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2003 and 2002

                                    UNAUDITED
                                    ---------

                                                                    2003             2002
                                                                ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                          $   (685,182)    $   (905,403)
     Adjustments to reconcile net income (loss)
       to net cash provided by (used in) operating activities:
     Depreciation and amortization                                    19,205           29,829
     Amortization of deferred compensation                             7,404           13,083
     Unrealized (gain) loss                                         (230,147)         (31,213)
     (Increase) decrease in certain assets:
        Investment portfolio                                         303,085          135,734
        Accounts receivable:
          Investment products                                         (8,983)         (13,643)
          Other                                                          118          (11,088)
          Refundable income taxes                                         --          414,251
       Deposits and other                                             20,402          (47,101)
     Increase (decrease) in certain liabilities-
        Accounts payable to broker-dealers and other                   1,810)          15,410
        Accrued expenses and other                                   (88,363)        (286,816)
                                                                ------------     ------------
          Net cash used in operating activities                     (660,651)        (686,957)
                                                                ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                   --         (113,523)
     Proceeds from sale of property and equipment                         --               --
                                                                ------------     ------------
          Net cash used in investing activities                           --         (113,523)
                                                                ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Exercise of stock options                                         3,910               --
     Purchase of treasury stock                                           --         (225,200)
                                                                ------------     ------------
          Net cash provided (used) in financing activities             3,910         (225,200)
                                                                ------------     ------------

NET DECREASE IN CASH                                                (656,741)      (1,025,680)

CASH, BEGINNING OF PERIOD                                            689,175        1,174,026
                                                                ------------     ------------

CASH, END OF PERIOD                                             $     32,434     $    148,346
                                                                ============     ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid during the period for:
     Interest                                                   $        364     $         --
     Income taxes                                                         --               --

The accompanying notes are an integral part of these consolidated financial statements.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003

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

Diamond Hill Securities, Inc. (DHS), an Ohio corporation, is a wholly owned subsidiary of DHCM and a NASD registered broker-dealer. DHS is registered with the Securities and Exchange Commission and the securities commissions of nine states (including Ohio) and the District of Columbia. DHS trades securities on a fully-disclosed basis and clears customer transactions through an unaffiliated broker-dealer that also maintains the customer accounts. DHS is also a registered investment advisor and offers advisory services to institutional and individual investors. DHS is the investment adviser to the Diamond Hill Bank & Financial Fund, which is a series in the Diamond Hill Funds trust.

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

Accounts Receivable
-------------------

Accounts receivable are recorded when they are due and are presented in the statement of financial condition net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated on the Company's historical losses, existing conditions in the industry, and the financial stability of those individuals that owe the receivable. No allowance for doubtful accounts was deemed necessary at June 30, 2003.

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

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003

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

Reclassifications
-----------------

The consolidated statement of operations for the six months and three months ended June 30, 2002, has been reclassified to conform to the presentation of the consolidated statement of operations for the six months and three months ended June 30, 2003. These reclassifications have had no effect on the operating results for the six months and three months ended June 30, 2002.

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

Earnings Per Share
------------------

Basic and diluted earnings per common share are computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." A reconciliation of the numerators and denominators used in these calculations is shown below:

For the six months ended June 30, 2003:

                                    Numerator       Denominator        Amount
                                  -------------    -------------   -------------
  Basic Earnings                  $   (685,182)       1,409,417       $   (0.49)

  Diluted Earnings                $   (685,182)       1,409,417       $   (0.49)

For the six months ended June 30, 2002:

                                    Numerator       Denominator        Amount
                                  -------------    -------------   -------------
  Basic Earnings                  $   (905,403)       1,438,933       $   (0.63)

  Diluted Earnings                $   (905,403)       1,438,933       $   (0.63)

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003

Note 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
          ------------------------------------------------------

Earnings Per Share (Continued)
------------------

For the three months ended June 30, 2003:

                                    Numerator       Denominator        Amount
                                  -------------    -------------   -------------
  Basic Earnings                  $   (181,810)       1,409,467       $   (0.13)

  Diluted Earnings                $   (181,810)       1,409,467       $   (0.13)

For the three months ended June 30, 2002:

                                    Numerator       Denominator        Amount
                                  -------------    -------------   -------------
  Basic Earnings                  $   (646,582)       1,424,081       $   (0.45)

  Diluted Earnings                $   (646,582)       1,424,081       $   (0.45)

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

Note 3    INVESTMENT PORTFOLIO
          --------------------

Investment portfolio balances, which consist of securities classified as trading, are comprised of the following at June 30, 2003:

                                                                   Unrealized      Unrealized
                                     Market           Cost            Gains          Losses
                                  ------------    ------------    ------------    ------------
Mutual fund shares and limited
partnership interest              $  2,700,486    $  2,441,042    $    259,444    $         --

Not readily marketable equity
securities                              17,058         201,200             900        (185,042)
                                  ------------    ------------    ------------    ------------
Total                             $  2,717,544    $  2,642,242    $    260,344    $   (185,042)
                                  ============    ============    ============    ============

DHCM is the managing member of the General Partner of Diamond Hill Investment Partners, L.P., whose underlying assets consist primarily of marketable securities. The General Partner is contingently liable for all of the partnership's liabilities.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003

Note 3    INVESTMENT PORTFOLIO (Continued)
          --------------------------------

Summary financial information, including the Company's carrying value and income from this partnership at June 30, 2003 and 2002 and for the six months then ended, is as follows:

                                                        2003            2002
                                                   -------------    ------------
Total assets                                        $ 17,136,922    $ 11,023,300
Total liabilities                                      6,134,977       2,686,256
Net assets                                            11,001,945       8,337,044
Net fair market value of earnings                        675,862         274,459

DHCM's carrying value                                  1,183,528       3,256,679
DHCM's income                                             73,819         192,244

DHCM's income from this partnership includes its pro-rata capital allocation and its share of an incentive allocation from the limited partners. In addition, DHCM earns an administrative fee payable quarterly at the rate of .25% of the value of the limited partners' capital accounts.

Note 4    LINE OF CREDIT
          --------------

The Company obtained a line of credit loan with a maximum principal amount of $325,000 on August 28, 2002 at an annual percentage interest rate of prime plus 0.50%, which is currently 4.50%. The balance due on the line of credit loan at June 30, 2003 was zero ($0). A portion of the Company's investment portfolio secures this loan. The line of credit loan is due to mature on August 28, 2003, at which time management intends to renew the line.

Note 5    CAPITAL STOCK
          -------------

Common Stock
------------

The Company has only one class of securities, Common Stock.

Treasury Stock
--------------

On July 17, 2000, the Company announced a program to repurchase up to 400,000 shares of its Common Stock through open market purchases and privately negotiated transactions. From July 17, 2000 through December 31, 2001, the Company purchased 281,597 shares of its Common Stock for $1,716,407. For the six months and three months ended June 30, 2002, the Company purchased 56,300 shares and 14,000 shares of its Common Stock for $225,200 and $56,000, respectively. For the six months and three months ended June 30, 2003, the Company did not purchase any of its shares of Common Stock. As of June 30, 2003, the Company has purchased 352,897 shares for $2,009,107 pursuant to the aforementioned 400,000 share repurchase program. The Company's total Treasury Stock share balance as of June 30, 2003 is 418,505.

Authorization of Preferred Stock
--------------------------------

The Company's Articles of Incorporation authorize the issuance of 1,000,000 shares of "blank check" preferred stock with such designations, rights and preferences, as may be determined from time to time by the Company's Board of Directors. The Board of Directors is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting or other rights of the holders of the Common Stock. There were no shares of preferred stock issued or outstanding at June 30, 2003.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
Note 6    OPERATING LEASES
          ----------------

The Company leases office space under an operating lease agreement effective May 1, 2002, which terminates on May 31, 2005. Total lease expenses for the six months and three months ended June 30, 2003 were $60,000 and $30,000, respectively. The future minimum lease payments under the operating lease are as follows:

                  Year Ended                    Amount
               -----------------            --------------

                     2003                       120,000
                     2004                       120,000
                     2005                        50,000

Note 7    MUTUAL FUND ADMINISTRATION
          --------------------------

DHCM has an administrative, fund accounting and transfer agency services agreement with Diamond Hill Funds, an Ohio business trust, under which DHCM performs certain services for each series of the trust. These services include mutual fund administration, accounting, transfer agency and other related functions. For performing these services, each series of the trust compensates DHCM a fee at an annual rate of 0.45% times each series' average daily net assets. DHCM collected $101,941 and $89,909 for mutual fund administration revenue for the six months ended June 30, 2003 and 2002, respectively; and for the three months ended June 30, 2003 and 2002, DHCM collected $52,881 and $49,300 for administration revenue, respectively. In fulfilling its role under this agreement, DHCM has engaged several third-party providers, and the cost for their services are paid by DHCM. Mutual fund administration expense for the six months ended June 30, 2003 and 2002 was $262,601 and $224,470, respectively, and for the three months ended June 30, 2003 and 2002 was $150,741 and $113,368, respectively.

Note 8    MUTUAL FUND DISTRIBUTION
          ------------------------

DHS is the principal underwriter for Diamond Hill Funds, an Ohio business trust, and may pay third-party financial institutions a fee for distribution or for performing certain servicing functions for mutual fund shareholders. For performing distribution functions, DHS collects front-end and back-end sales loads, ranging from 1.00% to 5.75% and/or underwriting fees of 0.50% on fund investments. DHS also collects 12b-1 fees at an annual rate ranging from 0.25% to 1.00% times each series' average daily net assets. Mutual fund distribution revenue for the six months ended June 30, 2003 and 2002 was $62,307 and $54,539, respectively; and for the three months ended June 30, 2003 and 2002, DHS collected $33,404 and $32,185 for distribution revenue. DHS also pays for the production of marketing materials used in the distribution of the Diamond Hill Funds. Mutual fund distribution expense for the six months ended June 30, 2003 and 2002 was $117,946 and $120,370, respectively, and for the three months ended June 30, 2003 and 2002 was $56,504 and $78,091, respectively.

Note 9    BROKER-DEALER ACTIVITY
          ----------------------

DHS is a registered full-service broker-dealer transacting security trades through its clearing broker under a correspondent agreement. For the six months ended June 30, 2003 and 2002, broker-dealer activity expenses, principally clearing charges and regulatory fees, totaled $32,605 and $106,908, respectively, and for the three months ended June 30, 2003 and 2002 totaled $10,335 and $60,898, respectively. DHS earns commissions and service fees related to business transacted through its clearing broker, along with gains and losses from market-making activities. Broker-dealer activity revenue for the six months ended June 30, 2003 and 2002 was $19,335 and $33,887, respectively. For the three months ended June 30, 2003 and 2002, broker-dealer activity generated $3,702 in revenue and lost $6,174, respectively. This revenue loss in the second quarter of 2002 was the result of $18,763 in market making losses.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003

Note 10   EMPLOYEE INCENTIVE PLANS
          ------------------------

Incentive Compensation Plan
---------------------------
All full-time employees of the Company are eligible to participate in the Diamond Hill Investment Group Incentive Compensation Plan. The Plan provides that a bonus fund will be established in an amount equal to 20% of the pre-tax realized profits of the Company in excess of a 15% pre-tax return on equity. The amount of the bonus fund is calculated each fiscal quarter on a cumulative basis. The allocation of the bonus fund is to be made by the President of the Company. The Company did not incur any expense under the Plan for the three months and six months ended June 30, 2003 and 2002.

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

During the three months ended June 30, 2003, options to purchase 20,000 shares of Common Stock were issued to employees at an exercise price of $4.50, vesting immediately. Additionally, options to purchase 100,000 shares of Common Stock were issued to employees at an exercise price of $4.50, vesting 20% each year over five years. All of the options have ten-year terms.

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

Had compensation cost for all of the Company's stock-based awards been determined in accordance with FAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                   JUNE 30                          JUNE 30
                                                        --------------------------        --------------------------
                                                           2003             2002             2003             2002
                                                        ---------        ---------        ---------        ---------
Net income, as reported                                 (181,810)        (646,582)        (685,182)        (905,403)

Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects               (76,594)        (129,803)        (130,762)        (281,232)

Pro forma net income                                    (258,404)        (776,385)        (815,944)      (1,186,635)

Earnings per share:

Basic - as reported                                        (0.13)           (0.45)           (0.49)           (0.63)
Basic - pro forma                                          (0.18)           (0.55)           (0.58)           (0.82)

Diluted - as reported                                      (0.13)           (0.45)           (0.49)           (0.63)
Diluted - pro forma                                        (0.18)           (0.55)           (0.58)           (0.82)

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003

Note 10   EMPLOYEE INCENTIVE PLANS (Continued)
          ------------------------

Stock Option Plan (Continued)
-----------------
To make the computations of pro forma results under FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield for all years and expected lives of ten years. For the three months ended June 30, 2003, the average expected volatility is 27%, and the average assumed risk-free interest rate is 1.06%. The options and warrants granted under these plans are not registered and, accordingly, there is no quoted market price.

A summary of the status of the Company's stock option and warrants plans as of June 30, 2003 and June 30, 2002 and changes during the six months ending on those dates is presented below:

                                            Options                         Warrants
                                 -----------------------------    -----------------------------
                                                    Exercise                         Exercise
                                     Shares           Price          Shares            Price
                                 ------------     ------------    ------------     ------------
Outstanding December 31, 2001         186,902     $     17.245         280,400     $     12.895
Granted                                    --               --              --               --
Expired unexercised                   (10,700)          23.601              --               --
Forfeited                             (10,300)          12.419              --               --
                                 ------------                     ------------
Outstanding June 30, 2002             165,902           17.124         280,400           12.895
                                 ============                     ============

Exercisable June 30, 2002              85,742     $     26.876         200,400     $     14.852
                                 ============                     ============

Outstanding December 31, 2002         165,902     $     17.124         280,400     $     12.895
Granted                               120,000            4.500              --               --
Exercised                               1,000            3.910              --               --
Expired unexercised                   (11,510)          28.983              --               --
Forfeited                             (25,190)          15.468         (40,000)           8.000
                                 ------------                     ------------
Outstanding June 30, 2003             248,202           10.693         240,400           13.712
                                 ============                     ============

Exercisable June 30, 2003             102,202     $     19.023         200,400     $     14.852
                                 ============                     ============

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003

Note 10   EMPLOYEE INCENTIVE PLANS (Continued)
          ------------------------

Stock Option Plan (Continued)
-----------------
The following table summarizes information about fixed stock options and warrants outstanding at June 30, 2003:

                                           Options                  Warrants
                                      -----------------        -----------------
Range of exercise prices                   $     73.750           $     73.750
Number outstanding                               16,202                 14,000
Weighted-average remaining
Contractual life in years                         4.859                  4.859
Weighted-average exercise price            $     73.750           $     73.750
Number exercisable                               16,202                 14,000


Range of exercise prices              $ 7.95 - $ 14.375        $ 22.20 - $ 22.50
Number outstanding                               46,000                 16,400
Weighted-average remaining
Contractual life in years                         4.060                  5.861
Weighted-average exercise price            $     12.029           $     22.495
Number exercisable                               42,000                 16,400


Range of exercise prices                $ 5.25 - $ 8.45        $ 8.00 - $ 14.375
Number outstanding                               66,000                210,000
Weighted-average remaining
Contractual life in years                         7.950                  6.294
Weighted-average exercise price            $      5.541           $      9.024
Number exercisable                               24,000                170,000


Range of exercise prices                   $       4.50
Number outstanding                              120,000
Weighted-average remaining
Contractual life in years                         9.917
Weighted-average exercise price            $      4.500
Number exercisable                               20,000

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003

Note 11   REGULATORY REQUIREMENTS
          -----------------------

DHS is subject to the uniform net capital rule of the Securities and Exchange Commission (Rule 15c3-1), which requires that the ratio of "aggregate indebtedness" to "net capital" not exceed 15 to 1 (as those terms are defined by the Rule). DHS had net capital of $124,521 as of June 30, 2003, which was in excess of its required minimum net capital of $100,000. The ratio of aggregate indebtedness to net capital was 1.21 to 1 as of June 30, 2003. DHS is also subject to regulations of the District of Columbia and nine states in which it is registered as a licensed broker-dealer.

DHCM and DHS are registered investment advisers and subject to regulation by the SEC pursuant to the Investment Advisors Act of 1940.

Note 12   CONCENTRATIONS   OF  CREDIT  RISK  AND  FINANCIAL   INSTRUMENTS   WITH
          ----------------------------------------------------------------------
          OFF-BALANCE SHEET RISK
          ----------------------

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

In the normal course of business, the Company periodically sells securities not yet purchased (short sales) for its own account and writes options. The establishment of short positions and option contracts exposes the Company to off-balance sheet market risks in the event prices change, as the Company may be obligated to cover such positions at a loss. At June 30, 2003, the Company had no short security positions, had not written any option contracts and did not own any options. The Company did not experience any credit losses due to the failure of any counterparties to perform during the six months ended June 30, 2003. Senior management of the Company is responsible for reviewing trading positions, exposures, profits and losses, trading strategies and hedging strategies on a daily basis.

Note 13   SUBSEQUENT EVENT
          ----------------

On July 22, 2003, the Company sold 110,000 shares of Common Stock from Treasury Stock to company directors, officers and employees through a private placement at $4.50 per share. Treasury Stock will be reduced by an average price of $5.72 per share for this transaction.

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

General
-------

With the change in executive management in May of 2000, the Company shifted its emphasis from its traditional investment related activities through its DHS subsidiary, to the investment advisory services of its DHCM subsidiary. DHCM manages portfolios of stocks representing interests in entities operating in various economic sectors, as opposed to a portfolio of bank stocks only. Staffing and costs associated with this shift and the various marketing initiatives at DHCM negatively impacted the Company in 2002 and may continue in 2003. Management believes that this process was necessary in order to achieve a critical threshold of assets under management to support operations in the future. However, there can be no assurance that the Company will be able to achieve the critical threshold of assets under management to support future operations.

Assets Under Management
-----------------------

As of June 30, 2003, assets under management totaled $164.9 million, a 49% increase from December 31, 2002. Assets under management grew by 89% as of June 30, 2003 in comparison to June 30, 2002. Asset growth for the six months and year ended June 30, 2003 is not necessarily indicative of the results that may be expected for the entire fiscal year ended December 31, 2003. The table below provides a summary of assets under management:

                                     6/30/2003      12/31/2002       6/30/2002
                                   ------------    ------------    ------------
Individually Managed Account       $ 96,740,603    $ 58,297,957    $ 38,346,453
Mutual Funds                         57,181,080      44,819,496      43,815,028
Alternative Investment               11,001,945       7,210,934       8,337,044
                                   ------------    ------------    ------------
  Total Assets Under Management    $164,923,628    $110,328,387    $ 90,498,525

Three months ended June 30, 2003 compared to Three Months ended June 30, 2002
-----------------------------------------------------------------------------

Investment management revenues for the three months ended June 30, 2003 increased to $260,621 compared to $181,767 for the three months ended June 30, 2002, a 43% increase. This increase results primarily from the increase in assets under management from which the Company derives its revenues.

The Company increased its investment management fees from two of its three investment products - managed accounts and a private investment partnership, Diamond Hill Investment Partners, L.P. ("DHIP") - , with fees from the third product, mutual funds, essentially flat. Fees from mutual funds for the three months ended June 30, 2003 and 2002, were $101,564 and $106,543, respectively. Fees from managed accounts posted the largest dollar increase over the three months ended June 30, 2002, with at dollar increase of $75,869, or a 107% increase. Investment management fees collected from the DHIP improved the most,

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

relatively, over the three months ended June 30, 2002. These fees grew by 174%, increasing from $4,588 to 12,552. In conjunction with the shift in emphasis to the investment advisory services of DHCM, a program has been initiated to attempt to gather new assets under management at DHCM. Assets under management increased to $164,923,628 as of June 30, 2003, a 27% increase since March 31, 2003. However, there can be no assurance that the Company will be able to achieve the critical threshold of assets under management at DHCM to support future operations.

Operating expenses for the three months ended June 30, 2003 increased to $555,677 compared to $514,491 for the three months ended June 30, 2002, a increase of 8%. Salaries, benefits and payroll taxes increased to $389,402 in 2003 from $366,878 in 2002, an increase of 6%. This increase reflects personnel changes. Legal and audit expense dropped to $29,393 from $40,850 for the three months ended June 30, 2003 versus the three months ended June 30, 2002, a 28% decrease. Since there are no current plans for major administrative projects or new products, management expects legal and audit professional expense to drop in 2003 as compared to 2002. General and administrative expenses increased to $86,168 in 2003 compared to $70,698 in 2002, an increase of 22%, primarily due to the rise in investment research expenses to support additional investment staff. Sales and marketing expense for the three months ended June 30, 2003 increased by 41% to $50,714 from $36,065 for the three months ended June 30, 2002. This increase is due to the rise in expenditures related to promoting the Company's products and developing relationships with distribution intermediaries.

Mutual fund administration, which is administrative services fees collected in connection with the Company's mutual fund products net of all mutual fund administrative expenses paid by the Company, increased from a net expense of $64,068 for the three months ended June 30, 2002 to $97,860 for the three months ended June 30, 2003, a 53% increase. Administrative fees collected and expenses paid both increased for the three months ended June 30, 2003 versus the three months ended June 30, 2002. However, the expenses increased at a larger rate than revenues, causing the net expense to increase. This increase is due to the fact that the Company administered six mutual funds in 2003 compared to four funds for the same time period in 2002. DHCM has an administrative, fund accounting and transfer agency services agreement with the Diamond Hill Funds, where DHCM performs certain services for each series of the trust. These services include mutual fund administration, accounting, transfer agency and other related functions. For performing these administrative services, each series of the trust compensates DHCM a fee at an annual rate of 0.45% times each series' average daily net assets. DHCM collected $52,881 and $49,300 for mutual fund administration revenue for the three months ended June 30, 2003 and 2002, respectively. In fulfilling its role under this agreement, DHCM has engaged several third-party providers and the cost for their services are paid by DHCM. Mutual fund administration expense for the three months ended June 30, 2003 and 2002 were $150,741 and $113,368, respectively. As assets under management grow in the mutual fund products, the Company expects fees collected to increase, while the Company expects expenses paid to remain steady; therefore, causing the net mutual fund administration expense to decrease.

Mutual fund distribution, which includes distribution fees collected in connection with sales of the Company's mutual funds net of all mutual fund distribution expenses paid by the Company, decreased to a net expense of $23,100 for the three months ended June 30, 2003 from $45,906 for the three months ended June 30, 2002, a 50% improvement. Mutual fund distribution fees increased, while distribution expenses decreased during the three months ended June 30, 2003 versus the three months ended June 30, 2002. For performing these distribution functions, DHS collects front-end and back-end sales loads, ranging from 5.75% to 1.00% and/or underwriting fees of 0.50% on fund investments. DHS also collects 12b-1 fees at an annual rate ranging from 0.25% to 1.00% times each series' average daily net assets. Mutual fund distribution revenue for the three months ended June 30, 2003 and 2002 was $33,404 and $32,185, respectively. DHS is the principal underwriter for Diamond Hill Funds, an Ohio business trust, and may pay third-party financial institutions a fee for distribution or for performing certain servicing functions for mutual fund shareholders. DHS also pays for the production of marketing materials used in the distribution of the Diamond Hill Funds. Mutual fund distribution expense for the three months ended June 30, 2003 and 2002 was $56,504 and $78,091, respectively. As assets under management grow in the mutual fund products, the Company expects fees collected to increase, while the Company expects expenses paid to remain steady; therefore, causing the net mutual fund distribution expense to decrease.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

Broker-dealer  activity,   which  is  revenue  from  security  transactions  and
market-making activity net of broker-dealer expenses which are comprised principally of clearing costs and regulatory fees, decreased to a net expense of 6,633 for the three months ended June 30, 2003 from $67,072 for the three months ended June 30, 2002, a 90% improvement. DHS is a registered full-service broker-dealer transacts security trades through its clearing broker under a correspondent agreement. For the three months ended June 30, 2003 and 2002, broker-dealer activity expenses were $10,335 and $60,898, respectively. This decrease is largely due to the reduction in overhead and commission expense from reduced activity. DHS earns commissions and service fees related to business transacted through its clearing broker, along with gains and losses from market-making activities. Broker-dealer activity generated revenue of $3,702 for the three months ended June 30, 2003 and lost $6,174 for the three months ended June 30, 2002. This revenue loss in the second quarter of 2002 was the result of $18,763 in market making losses. In conjunction with the Company's shift in emphasis from its traditional investment related activities through DHS, to the investment advisory services of DHCM, broker dealer activities through DHS have declined. It is expected for 2003, that this level of expense in 2002 will be maintained or will increase.

The Company's net operating loss decreased to $422,649 for the three months ended June 30, 2003 from $509,770 for the three months ended June 30, 2002, a 17% improvement.

Investment return, net of interest expense, increased to a gain of $240,839 for the three months ended June 30, 2003 from a loss of $136,812 for the three months ended June 30, 2002, a 276% increase. This investment gain results primarily from increases in market values of investments in the limited partnership interest. Management is unable to predict how future fluctuations in market values will impact the performance of the Company's investment portfolios. Dividend income increased by a multiple of 6.5 to $16,343 for the three months ended June 30, 2003 compared to $2,513 for the three months ended June 30, 2002. In 2003, dividend income may increase versus 2002 since the Company reallocated approximately $1.5 million of its investments from DHIP to the Company's fixed income funds, which pay monthly dividends, yielding an anticipated average of six percent (6%). Even though the Company reduced its equity market exposure, due to this large swing in the market value of its portfolio investments, the Company's net loss decreased by 72% for the three months ended June 30, 2003 compared to the same time period for 2002.

Six months ended June 30, 2003 compared to Six Months ended June 30, 2002
-------------------------------------------------------------------------

Investment management revenues for the six months ended June 30, 2003 increased to $467,659 compared to $315,790 for the six months ended June 30, 2002, a 48% increase. This increase results primarily from the increase in assets under management from which the Company derives its revenues.

The Company increased its investment management fees from all three of its investment products: mutual funds, managed accounts and a private investment partnership, Diamond Hill Investment Partners, L.P. ("DHIP"). Fees from mutual funds were up slightly, for the six months ended June 30, 2003, from $189,561 to $189,468. Fees from managed accounts posted the largest dollar increase over the six months ended June 30, 2002, with at dollar increase of $132,931, or a 110% increase. Investment management fees collected from the DHIP improved the most, relatively, over the six months ended June 30, 2002. These fees grew by a multiple of four, increasing from $5,962 to 24,807. In conjunction with the shift in emphasis to the investment advisory services of DHCM, a program has been initiated to attempt to gather new assets under management at DHCM. Assets under management increased to $164,923,628 as of June 30, 2003, a 49% increase since December 31, 2002. However, there can be no assurance that the Company will be able to achieve the critical threshold of assets under management at DHCM to support future operations.

Operating expenses for the six months ended June 30, 2003 decreased to $1,108,553 compared to $1,149,074 for the six months ended June 30, 2002, a decrease of 4%. Salaries, benefits and payroll taxes increased to $768,299 in 2003 from $750,276 in 2002, an increase of 2%. This increase reflects personnel changes. Legal and audit expense dropped to $39,636 from $100,816 for the six months ended June 30, 2003 versus the six months ended June 30, 2002, a 61% decrease. Since there are no current plans for major administrative projects or new products, management expects legal and audit professional expense to drop in 2003 as compared to 2002. General and administrative expenses increased to $218,069 in 2003 compared to $206,575 in 2002, an increase of 6%. Sales and marketing expense for the six months ended

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

June 30, 2003 decreased by 10% to $82,549 from $91,407 for the six months ended June 30, 2002. However, sales and marketing costs may increase in 2003, due to increased expenditures related to promoting the Company's products and developing relationships with distribution intermediaries.

Mutual fund administration, which is administrative services fees collected in connection with the Company's mutual fund products net of all mutual fund administrative expenses paid by the Company, increased from a net expense of $134,561 for the six months ended June 30, 2002 to $160,660 for the six months ended June 30, 2003, a 19% increase. Both administrative fees collected and expenses paid increased for the six months ended June 30, 2003 versus the six months ended June 30, 2002. This increase is due to the fact that the Company administered six mutual funds in 2003 compared to four funds for the same time period in 2002. DHCM has an administrative, fund accounting and transfer agency services agreement with the Diamond Hill Funds, where DHCM performs certain services for each series of the trust. These services include mutual fund administration, accounting, transfer agency and other related functions. For performing these administrative services, each series of the trust compensates DHCM a fee at an annual rate of 0.45% times each series' average daily net assets. DHCM collected $101,941 and $89,909 for mutual fund administration revenue for the six months ended June 30, 2003 and 2002, respectively. In fulfilling its role under this agreement, DHCM has engaged several third-party providers and the cost for their services are paid by DHCM. Mutual fund administration expense for the six months ended June 30, 2003 and 2002 was $262,601 and $224,470, respectively. As assets under management grow in the mutual fund products, the Company expects fees collected to increase, while the Company expects expenses paid to remain steady; therefore, causing the net mutual fund administration expense to continue to decrease.

Mutual fund distribution, which includes distribution fees collected in connection with sales of the Company's mutual funds net of all mutual fund distribution expenses paid by the Company, decreased to a net expense of $55,639 for the six months ended June 30, 2003 from $65,831 for the six months ended June 30, 2002, a 15% improvement. Mutual fund distribution fees increased, while distribution expense was reduced during the six months ended June 30, 2003 versus the six months ended June 30, 2002. For performing these distribution functions, DHS collects front-end and back-end sales loads, ranging from 5.75% to 1.00% and/or underwriting fees of 0.50% on fund investments. DHS also collects 12b-1 fees at an annual rate ranging from 0.25% to 1.00% times each series' average daily net assets. Mutual fund distribution revenue for the six months ended June 30, 2003 and 2002 were $62,307 and $54,539, respectively. DHS is the principal underwriter for Diamond Hill Funds, an Ohio business trust, and may pay third-party financial institutions a fee for distribution or for performing certain servicing functions for mutual fund shareholders. DHS also pays for the production of marketing materials used in the distribution of the Diamond Hill Funds. Mutual fund distribution expense for the six months ended June 30, 2003 and 2002 were $117,946 and $120,370, respectively. As assets under management grow in the mutual fund products, the Company expects fees collected to increase, while the Company expects expenses paid to remain steady; therefore, causing the net mutual fund distribution expense to decrease.

Broker-dealer  activity,   which  is  revenue  from  security  transactions  and
market-making activity net of broker-dealer expenses which are comprised principally of clearing costs and regulatory fees, decreased to a net expense of 13,270 for the six months ended June 30, 2003 from $73,021 for the six months ended June 30, 2002, a 82% improvement. DHS is a registered full-service broker-dealer transacts security trades through its clearing broker under a correspondent agreement. For the six months ended June 30, 2003 and 2002, broker-dealer activity expenses were $32,605 and $106,908, respectively. This decrease is largely due to the reduction in overhead and commission expense from reduced activity. DHS earns commissions and service fees related to business transacted through its clearing broker, along with gains and losses from market-making activities. Broker-dealer activity revenue for the six months ended June 30, 2003 and 2002 were $19,335 and $33,887, respectively. The decrease in revenue is primarily due the reduction in commissions received, which decreased by 63% to $17,490 for the six months ended June 30, 2003 compared to $46,832 for the six months ended June 30, 2002. In conjunction with the Company's shift in emphasis from its traditional investment related activities through DHS, to the investment advisory services of DHCM, broker dealer activities through DHS have declined. It is expected for 2003, that this level of expense in 2002 will be maintained or will increase.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

The Company's net operating loss decreased to $870,463 for the six months ended June 30, 2003 from $1,106,697 for the six months ended June 30, 2002, a 21% improvement.

Investment return, net of interest expense, decreased to a gain of $185,281 for the six months ended June 30, 2003 from a gain of $201,294 for the six months ended June 30, 2003, an 8% decrease. This investment gain results primarily from increases in market values of investments in the limited partnership interest. Management is unable to predict how future fluctuations in market values will impact the performance of the Company's investment portfolios. Dividend income increased a multiple of three to $46,288 for the six months ended June 30, 2003 compared to $14,090 for the six months ended June 30, 2002. In 2003, dividend income may increase versus 2002 since the Company reallocated approximately $1.5 million of its investments from DHIP to the Company's fixed income funds, which pay monthly dividends, yielding an anticipated average of six percent (6%). Even though the Company reduced its equity market exposure, due to this large swing in the market value of its portfolio investments, the Company's net loss decreased by 24% for the six months ended June 30, 2003 compared to the same time period for 2002.

Liquidity and Capital Resources
-------------------------------

Almost 100% of the Company's investment portfolio is readily marketable. Investments in securities traded on national securities markets and securities not traded on national securities markets, but with readily ascertainable market values, are valued at market value. Other securities, for which market quotations are not readily available, due to infrequency of transactions, are valued at fair value as determined in good faith by management of the Company. While management employs objective criteria to ascertain these values, there is no independent benchmark by which the values assigned by management can be judged. Accordingly, the value of these securities may be overstated.

By the end of 2002, the Company reallocated its investment portfolio to provide more liquidity and reduce its equity exposure. In doing so, the Company transferred $2 million out of its investment in the limited partnership, DHIP, and invested approximately $1.5 million into the Company's fixed income mutual funds and used the remaining to pay-off the Company's line of credit and provide short-term liquidity for current operating expenses. Subsequent to June 30, 2003, the Company sold 110,000 shares of the Company's Common Stock to its directors, officers and employees through a private placement at a price of $4.50, thereby increasing the liquidity and capital resources by $495,000.

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

At June 30, 2003, the Company had no short security positions, had not written any option contracts, and did not own any options. The Company did not experience any credit losses due to the failure of any counter parties to perform during the six months ended June 30, 2003. Senior management of the Company is responsible for reviewing trading positions, exposures, profits and losses, trading strategies and hedging strategies on a daily basis.

As of June 30, 2003, the Company had working capital of approximately $2,700,000 compared to $2,900,000 at March 31, 2003 and compared to $3,300,000 at December 31, 2002. The decrease is due to operating activities, which includes the net loss during the six and three months ended June 30, 2003. Working capital includes cash, securities owned and accounts and notes receivable, net of all liabilities. The Company has no long-term debt.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

The Company's net cash balance decreased by $656,741 during the six months ended June 30, 2003. Net cash used by operating activities was $660,651. The primary use of cash flow was the net loss of $685,182. No cash was used for investing activities during the six months ended June 30, 2003. Financing activities provided $3,910 of cash during the six months ended June 30, 2003, entirely from the exercise of options of Company common stock by a former employee.

The Company's net cash balance decreased by $1,025,680 during the six months ended June 30, 2002. Net cash used by operating activities was $686,957. The primary use of cash flow was the net loss of $905,403. Investing activities used $113,523 during the six months ended June 30, 2002 for furnishings and a new phone system for the new office space the Company began leasing in May 2002. Financing activities used $225,200 of cash during the six months ended June 30, 2002, entirely from the purchase of Company common stock.

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

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

The annual meeting of the shareholders of the Company was held on May 15, 2003 at the Company's office. A majority of the Company's voting shares were present at the meeting, either by person or by proxy.

At such meeting, the shareholders elected the following individuals to serve on the Board of Directors for a one year term.

NAME                                   VOTES FOR                VOTES WITHHELD
----                                   ---------                --------------
R.H. Dillon                            1,257,398                    30,140
Dr. Roger D. Blackwell                 1,257,118                    30,420
David P. Lauer                         1,257,098                    30,440
James G. Mathias                       1,257,418                    30,120
David R. Meuse                         1,257,418                    30,120
William G. Perkins                     1,257,098                    30,440
Diane D. Reynolds                      1,257,098                    30,440

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

(b)  Reports on Form 8-K

     A Form 8-K was filed on May 19, 2003 to report the Company's earnings for the three months ended March 31, 2003.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

DIAMOND HILL INVESTMENT GROUP, INC.

Signature                Title                                   Date
--------------------------------------------------------------------------------

/s/ R. H. Dillon         President and Director                  August 14, 2003
----------------
R. H. Dillon

/s/ James F. Laird       Chief Financial Officer                 August 14, 2003
------------------
James F. Laird

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

Date: August 14, 2003                   /s/ R. H. Dillon
                                        ----------------
                                        R.H. Dillon
                                        Chief Executive Officer

                CERTIFICATION FOR QUARTERLY REPORT ON FORM 10-QSB

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

Date: August 14, 2003                   /s/ James F. Laird
                                        ------------------
                                        James F. Laird
                                        Chief Financial Officer