Form 10QSB
period 2003-09-30
DIAMOND HILL INVESTMENT GROUP INC
filed 2003-11-14
CIK 909108

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003
                                               ------------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of October 31, 2003:
     Common Stock: 1,519,467 shares

Transitional Small Business Disclosure Format (check one): Yes [ ]; No [X]

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

                                                                            PAGE
                                                                            ----
Part I: FINANCIAL INFORMATION                                               3-22

     Item 1.   Financial Statements:                                        3-15

                  Consolidated Statements of Financial Condition              4
                  as of September 30, 2003 (unaudited)

                  Consolidated Statements of Operations for the               5
                  Nine Months and Three Months Ended September
                  30, 2003 and 2002 (unaudited)


                  Consolidated Statements of Cash Flow for the                6
                  Nine Months Ended September 30, 2003 and 2002
                  (unaudited)

                  Notes to the Consolidated Financial Statements            7-15

     Item 2.   Management's Discussion and Analysis or Plan of             16-21
               Operation

     Item 3.   Controls and Procedures                                       22

Part II: OTHER INFORMATION                                                 22-23

     Item 1.   Legal Proceedings                                             22

     Item 2.   Changes in Securities                                         22

     Item 3.   Defaults Upon Senior Securities                               22

     Item 4.   Submission of Matters to a Vote of Security Holders           22

     Item 5.   Other Information                                             22

     Item 6.   Exhibits and Reports on Form 8-K                              23

Signatures                                                                   24

Certifications for Quarterly Report on Form 10-QSB                         25-26

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

Operating results for the nine months and three months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2003

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                            As of September 30, 2003

                                    UNAUDITED
                                    ---------

                                     ASSETS
Cash                                                               $    184,607
Investment portfolio (note 3 and 4):
   Mutual fund shares and limited partnership interests               2,658,801
   Not readily marketable equity securities,
      at estimated fair value                                            15,108
Accounts receivable:
   Investment products                                                  143,444
   Pending settlements and other                                            487
Property and equipment, net of accumulated
   depreciation of $126,092                                             137,957
Deposits and other                                                      191,748
                                                                   ------------

      Total assets                                                 $  3,332,152
                                                                   ============

                                   LIABILITIES
Accounts payable                                                   $      1,244
Accrued expenses                                                        137,513
                                                                   ------------

      Total liabilities                                                 138,757
                                                                   ------------

                              SHAREHOLDERS' EQUITY
Common stock: (note 5)
   No par value, 7,000,000 shares authorized,
      1,827,972 shares issued and 1,519,467 shares outstanding       10,024,999
   Treasury stock, at cost (308,505 shares)                          (1,765,136)
   Deferred compensation                                                 (5,757)
Accumulated deficit                                                  (5,060,711)
                                                                   ------------

      Total shareholders' equity                                      3,193,395
                                                                   ------------

      Total liabilities and shareholders' equity                   $  3,332,152
                                                                   ============

The accompanying notes are an integral part of these consolidated financial statements.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the Nine Months and Three Months Ended
                   September 30, 2003 and September 30, 2002

                                    UNAUDITED
                                    ---------

                                                       9 MONTHS ENDED                  3 MONTHS ENDED
                                                       --------------                  --------------
                                                  SEP 2003        SEP 2002        SEP 2003        SEP 2002
                                                ------------    ------------    ------------    ------------
INVESTMENT MANAGEMENT FEES:
   Mutual funds                                 $    312,095    $    268,949    $    122,534    $     79,481
   Managed accounts                                  403,015         194,542         149,724          74,182
   Private partnership                                41,566          15,814          16,759           9,852
                                                ------------    ------------    ------------    ------------

      Total investment management fees               756,676         479,305         289,017         163,515

OPERATING EXPENSES:
   Salaries, benefits and payroll taxes            1,148,883       1,131,470         380,584         381,194
   Legal and audit                                    52,638         157,703          13,002          56,887
   General and administrative                        347,348         387,511         129,279         180,937
   Sales and marketing                               118,860         164,876          36,311          73,469
                                                ------------    ------------    ------------    ------------

      Total operating expenses                     1,667,729       1,841,560         559,176         692,487
                                                ------------    ------------    ------------    ------------

   Mutual fund administration, net (Note 7)         (201,486)       (240,526)        (40,826)       (105,964)

   Mutual fund distribution, net (Note 8)            (68,278)        (41,310)        (12,639)         24,521

   Broker-dealer activity, net (Note 9)              (13,096)       (135,703)            174         (62,682)
                                                ------------    ------------    ------------    ------------

NET OPERATING INCOME (LOSS)                       (1,193,913)     (1,779,794)       (323,450)       (673,097)
                                                ------------    ------------    ------------    ------------

   Investment return, net of interest expense        244,319        (277,017)         59,038        (478,311)
                                                ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE TAXES                          (949,594)     (2,056,811)       (264,412)     (1,151,408)
                                                ------------    ------------    ------------    ------------

   Income Tax Provision (Credit)                          --              --              --              --
                                                ------------    ------------    ------------    ------------

NET INCOME (LOSS)                               $   (949,594)   $ (2,056,811)   $   (264,412)   $ (1,151,408)
                                                ============    ============    ============    ============


   Basic Earnings (Loss) Per Share              $      (0.66)   $      (1.44)   $      (0.18)   $      (0.82)
                                                ============    ============    ============    ============
   Diluted Earnings (Loss) Per Share            $      (0.66)   $      (1.44)   $      (0.18)   $      (0.82)
                                                ============    ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2003 and 2002

                                    UNAUDITED
                                    ---------

                                                                    2003            2002
                                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                            $   (949,594)   $ (2,056,811)
   Adjustments to reconcile net income (loss)
      to net cash provided by (used in) operating activities:
   Depreciation and amortization                                      28,767          43,352
   Loss on disposal of property and equipment                            732          39,766
   Amortization of deferred compensation                               9,417          17,351
   Unrealized (gain) loss                                           (263,994)        443,280
   (Increase) decrease in certain assets:
      Investment portfolio                                           380,568         474,253
      Accounts receivable:
         Investment products                                         (53,585)         (7,794)
         Pending settlements and other                                  (369)         (3,553)
         Refundable income taxes                                          --         414,251
      Deposits and other                                             (33,060)        (52,574)
   Increase (decrease) in certain liabilities-
      Accounts payable to broker-dealers and other                     1,244           6,632
      Accrued expenses and other                                    (121,297)       (163,185)
                                                                ------------    ------------
         Net cash used in operating activities                    (1,001,171)       (845,032)
                                                                ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                 (2,307)       (123,826)
   Proceeds from sale of property and equipment                           --              --
                                                                ------------    ------------
         Net cash used in investing activities                        (2,307)       (123,826)
                                                                ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Exercise of stock options                                           3,910              --
   Purchase of treasury stock                                             --        (292,700)
   Sale of treasury stock                                            495,000              --
   Note payable - line of credit                                          --         152,200
                                                                ------------    ------------
         Net cash provided by (used in) financing activities         498,910        (140,500)
                                                                ------------    ------------

NET DECREASE IN CASH                                                (504,568)     (1,109,358)

CASH, BEGINNING OF PERIOD                                            689,175       1,174,026
                                                                ------------    ------------

CASH, END OF PERIOD                                             $    184,607    $     64,668
                                                                ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for:
   Interest                                                     $        693    $        493
   Income taxes                                                           --              --

The accompanying notes are an integral part of these consolidated financial statements.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

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

Diamond Hill Securities, Inc. (DHS), an Ohio corporation, is a wholly owned subsidiary of DHCM and a NASD registered broker-dealer. DHS is registered with the Securities and Exchange Commission and the securities commissions of six states (including Ohio). DHS trades securities on a fully-disclosed basis and clears customer transactions through an unaffiliated broker-dealer that also maintains the customer accounts. DHS is also a registered investment adviser and offers advisory services to institutional and individual investors. DHS is the investment adviser to the Diamond Hill Bank & Financial Fund, which is a series in the Diamond Hill Funds trust.

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

Accounts Receivable
-------------------

Accounts receivable are recorded when they are due and are presented in the statement of financial condition net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated on the Company's historical losses, existing conditions in the industry, and the financial stability of those individuals that owe the receivable. No allowance for doubtful accounts was deemed necessary at September 30, 2003.

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

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

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

Reclassifications
-----------------

The consolidated statement of operations for the nine months and three months ended September 30, 2002, has been reclassified to conform to the presentation of the consolidated statement of operations for the nine months and three months ended September 30, 2003. These reclassifications have had no effect on the operating results for the nine months and three months ended September 30, 2002.

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

Earnings Per Share
------------------

Basic and diluted earnings per common share are computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." A reconciliation of the numerators and denominators used in these calculations is shown below:

For the nine months ended September 30, 2003:

                        Numerator      Denominator       Amount
                      ------------    ------------    ------------

Basic Earnings        $   (949,594)      1,437,231    $      (0.66)

Diluted Earnings      $   (949,594)      1,437,231    $      (0.66)

For the nine months ended September 30, 2002:

                        Numerator      Denominator       Amount
                      ------------    ------------    ------------

Basic Earnings        $ (2,056,811)      1,430,040    $      (1.44)

Diluted Earnings      $ (2,056,811)      1,430,040    $      (1.44)

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

Note 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
          ------------------------------------------

Earnings Per Share (Continued)
------------------

For the three months ended September 30, 2003:

                        Numerator      Denominator       Amount
                      ------------    ------------    ------------

Basic Earnings        $   (264,412)      1,491,967    $      (0.18)

Diluted Earnings      $   (264,412)      1,491,967    $      (0.18)

   For the three months ended September 30, 2002:

                        Numerator      Denominator       Amount
                      ------------    ------------    ------------

Basic Earnings        $ (1,151,408)      1,412,542    $      (0.82)

Diluted Earnings      $ (1,151,408)      1,412,542    $      (0.82)

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

Note 3    INVESTMENT PORTFOLIO
          --------------------

Investment portfolio balances, which consist of securities classified as trading, are comprised of the following at September 30, 2003:

                                                              Unrealized     Unrealized
                                  Market          Cost          Gains          Losses
                               ------------   ------------   ------------   ------------
Mutual fund shares and
limited partnership interest   $  2,658,801   $  2,364,609   $    294,626   $       (434)

Not readily marketable
equity securities                    15,108        200,150             --       (185,042)
                               ------------   ------------   ------------   ------------

Total                          $  2,673,909   $  2,564,759   $    294,626   $   (185,476)
                               ============   ============   ============   ============

DHCM is the managing member of the General Partner of Diamond Hill Investment Partners, L.P., whose underlying assets consist primarily of marketable securities. The General Partner is contingently liable for all of the partnership's liabilities.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

Note 3    INVESTMENT PORTFOLIO (Continued)
          --------------------

Summary financial information, including the Company's carrying value and income from this partnership at September 30, 2003 and 2002 and for the nine months then ended, is as follows:

                                                   2003           2002
                                               ------------   ------------
Total assets                                   $ 19,131,239   $ 11,211,502
Total liabilities                                 7,621,422      3,361,068
Net assets                                       11,509,817      7,850,434
Net fair market value of earnings                 1,032,734       (732,970)

DHCM's carrying value                             1,223,581      2,886,126
DHCM's income                                       113,873       (178,310)


DHCM's income from this partnership includes its pro-rata capital allocation and its share of an incentive allocation from the limited partners. In addition, DHCM earns an administrative fee payable quarterly at the rate of .25% of the value of the limited partners' capital accounts.

Note 4    LINE OF CREDIT
          --------------

The Company renewed its line of credit loan with a maximum principal amount of $325,000 on August 28, 2003 at an annual percentage interest rate of prime plus 0.50%, which is currently 4.50%. The balance due on the line of credit loan at September 30, 2003 was zero ($0). The Company has pledged $390,000 of its fixed income mutual fund investments to secure this line. The line of credit loan is due to mature on August 28, 2004, at which time management intends to renew the line.

Note 5    CAPITAL STOCK
          -------------

Common Stock
------------
The Company has only one class of securities, Common Stock.

Treasury Stock
--------------
On July 17, 2000, the Company announced a program to repurchase up to 400,000 shares of its Common Stock through open market purchases and privately negotiated transactions. From July 17, 2000 through December 31, 2001, the Company purchased 281,597 shares of its Common Stock for $1,716,407. For the nine months and three months ended September 30, 2002, the Company purchased 71,300 shares and 15,000 shares of its Common Stock for $292,700 and $67,500, respectively. For the nine months and three months ended September 30, 2003, the Company did not purchase any of its shares of Common Stock. As of September 30, 2003, the Company has purchased 352,897 shares for $2,009,107 pursuant to the aforementioned 400,000 share repurchase program. On July 22, 2003, the Company issued 110,000 shares out of Treasury Stock in a private placement to certain directors, officers and employees of the Company. The shares were sold at $4.50 per share, and Treasury Stock was reduced by an average cost of $5.72 per share. The Company's total Treasury Stock share balance as of September 30, 2003 is 308,505.

Authorization of Preferred Stock
--------------------------------
The Company's Articles of Incorporation authorize the issuance of 1,000,000 shares of "blank check" preferred stock with such designations, rights and preferences, as may be determined from time to time by the Company's Board of Directors. The Board of Directors is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting or other rights of the holders of the Common Stock. There were no shares of preferred stock issued or outstanding at September 30, 2003.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

Note 6    OPERATING LEASES
          ----------------

The Company leases office space under an operating lease agreement effective May 1, 2002, which terminates on May 31, 2005. Total lease expenses for the nine months and three months ended September 30, 2003 were $90,000 and $30,000, respectively. The future minimum lease payments under the operating lease are as follows:

                           Year Ended           Amount
                         --------------       ----------
                              2003             120,000
                              2004             120,000
                              2005              50,000

Note 7    MUTUAL FUND ADMINISTRATION
          --------------------------

DHCM  has an  administrative,  fund  accounting  and  transfer  agency  services agreement with Diamond Hill Funds, an Ohio business trust, under which DHCM performs certain services for each series of the trust. These services include mutual fund administration, accounting, transfer agency and other related functions. For performing these services, each series of the trust compensates DHCM a fee at an annual rate of 0.45% times each series' average daily net assets. DHCM collected $174,481 and $144,701 for mutual fund administration revenue for the nine months ended September 30, 2003 and 2002, respectively; and for the three months ended September 30, 2003 and 2002, DHCM collected $72,540 and $54,793 for administration revenue, respectively. In fulfilling its role under this agreement, DHCM has engaged several third-party providers, and the cost for their services are paid by DHCM. Mutual fund administration expense for the nine months ended September 30, 2003 and 2002 was $375,967 and $385,227, respectively, and for the three months ended September 30, 2003 and 2002 was $113,366 and $160,757, respectively.

Note 8    MUTUAL FUND DISTRIBUTION
          ------------------------

DHS is the principal underwriter for Diamond Hill Funds, an Ohio business trust, and may pay third-party financial institutions a fee for distribution or for performing certain servicing functions for mutual fund shareholders. For performing distribution functions, DHS collects front-end and back-end sales loads, ranging from 1.00% to 5.75% or underwriting fees of 0.50% on fund investments. DHS also collects 12b-1 fees at an annual rate ranging from 0.25% to 1.00% times each series' average daily net assets. Mutual fund distribution revenue for the nine months ended September 30, 2003 and 2002 was $104,404 and $84,002, respectively; and for the three months ended September 30, 2003 and 2002, DHS collected $42,097 and $29,463 for distribution revenue. DHS also pays for the production of marketing materials used in the distribution of the Diamond Hill Funds. Mutual fund distribution expense for the nine months ended September 30, 2003 and 2002 was $172,682 and $125,312, respectively, and for the three months ended September 30, 2003 and 2002 was $54,736 and $4,942, respectively.

Note 9    BROKER-DEALER ACTIVITY
          ----------------------

DHS is a registered full-service broker-dealer transacting security trades through its clearing broker under a correspondent agreement. For the nine months ended September 30, 2003 and 2002, broker-dealer activity expenses, principally clearing charges and regulatory fees, totaled $36,753 and $150,158, respectively, and for the three months ended September 30, 2003 and 2002 totaled $4,148 and $43,250, respectively. DHS earns commissions and service fees related to business transacted through its clearing broker, along with gains and losses from market-making activities. Broker-dealer activity revenue for the nine months ended September 30, 2003 and 2002 was $23,657 and $14,455, respectively. For the three months ended September 30, 2003 and 2002, broker-dealer activity generated $4,322 in revenue and lost $19,432, respectively. This revenue loss in the third quarter of 2002 was the result of $27,977 in market making losses.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

Note 10   EMPLOYEE INCENTIVE PLANS
          ------------------------

Incentive Compensation Plan
---------------------------
All full-time employees of the Company are eligible to participate in the Diamond Hill Investment Group Incentive Compensation Plan. The Plan provides that a bonus fund will be established in an amount equal to 20% of the pre-tax realized profits of the Company in excess of a 15% pre-tax return on equity. The amount of the bonus fund is calculated each fiscal quarter on a cumulative basis. The allocation of the bonus fund is to be made by the President of the Company. The Company did not incur any expense under the Plan for the three months and nine months ended September 30, 2003 and 2002.

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

During the three months ended September 30, 2003, there were no options to purchase shares of Common Stock issued.

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

Had compensation cost for all of the Company's stock-based awards been determined in accordance with FAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                                  SEPTEMBER 30               SEPTEMBER 30
                                           ------------------------    ------------------------
                                              2003          2002          2003          2002
                                           ----------    ----------    ----------    ----------
Net income, as reported                      (264,412)   (1,151,408)     (949,594)   (2,056,811)

Deduct: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax effects        (40,976)      (75,235)     (171,648)     (356,467)

Pro forma net income                         (305,388)   (1,226,643)   (1,121,242)   (2,413,278)

Earnings per share:

Basic - as reported                             (0.18)        (0.82)        (0.66)        (1.44)
Basic - pro forma                               (0.20)        (0.87)        (0.78)        (1.69)

Diluted - as reported                           (0.18)        (0.82)        (0.66)        (1.44)
Diluted - pro forma                             (0.20)        (0.87)        (0.78)        (1.69)

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

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

A summary of the status of the Company's stock option and warrants plans as of September 30, 2003 and September 30, 2002 and changes during the nine months ending on those dates is presented below:

                                          Options                 Warrants
                                   ---------------------   ---------------------
                                               Exercise                Exercise
                                     Shares      Price       Shares      Price
                                   ---------   ---------   ---------   ---------
Outstanding December 31, 2001        186,902   $  17.245     280,400   $  12.895
Granted                                   --          --          --          --
Expired unexercised                  (10,700)     23.601          --          --
Forfeited                            (10,300)     12.419          --          --
                                   ---------               ---------
Outstanding September 30, 2002       165,902      17.124     280,400      12.895
                                   =========               =========

Exercisable September 30, 2002        97,742   $  21.395     200,400   $  14.852
                                   =========               =========


Outstanding December 31, 2002        165,902   $  17.124     280,400   $  12.895
Granted                              120,000       4.500          --          --
Exercised                              1,000       3.910          --          --
Expired unexercised                  (11,510)     28.983          --          --
Forfeited                            (25,190)     15.468     (40,000)      8.000
                                   ---------               ---------
Outstanding September 30, 2003       248,202      10.693     240,400      13.712
                                   =========               =========

Exercisable September 30, 2003       114,202   $  17.624     240,400   $  13.712
                                   =========               =========

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

Note 10   EMPLOYEE INCENTIVE PLANS (Continued)
          ------------------------

Stock Option Plan (Continued)
-----------------
The following table summarizes information about fixed stock options and warrants outstanding at September 30, 2003:

                                            Options             Warrants
                                          ----------           ----------

Range of exercise prices                  $   73.750           $   73.750
Number outstanding                            16,202               14,000
Weighted-average remaining
Contractual life in years                      4.609                4.609
Weighted-average exercise price           $   73.750           $   73.750
Number exercisable                            16,202               14,000


Range of exercise prices              $ 7.95 - $ 14.375     $ 22.20 - $ 22.50
Number outstanding                            46,000               16,400
Weighted-average remaining
Contractual life in years                      3.632                5.611
Weighted-average exercise price           $   12.029           $   22.495
Number exercisable                            44,000               16,400


Range of exercise prices              $ 5.25 - $ 8.45       $ 8.00 - $ 14.375
Number outstanding                            66,000              210,000
Weighted-average remaining
Contractual life in years                      7.740                5.942
Weighted-average exercise price           $    5.541           $    9.024
Number exercisable                            34,000              210,000


Range of exercise prices                  $     4.50
Number outstanding                           120,000
Weighted-average remaining
Contractual life in years                      9.667
Weighted-average exercise price           $    4.500
Number exercisable                            20,000

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

Note 11   REGULATORY REQUIREMENTS
          -----------------------

DHS is subject to the uniform net capital rule of the Securities and Exchange Commission (Rule 15c3-1), which requires that the ratio of "aggregate indebtedness" to "net capital" not exceed 15 to 1 (as those terms are defined by the Rule). DHS had net capital of $194,691 as of September 30, 2003, which was in excess of its required minimum net capital of $50,000. The ratio of aggregate indebtedness to net capital was .12 to 1 as of September 30, 2003. DHS is also subject to regulations of six states in which it is registered as a licensed broker-dealer.

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

In the normal course of business, the Company periodically sells securities not yet purchased (short sales) for its own account and writes options. The establishment of short positions and option contracts exposes the Company to off-balance sheet market risks in the event prices change, as the Company may be obligated to cover such positions at a loss. At September 30, 2003, the Company had no short security positions, had not written any option contracts and did not own any options. The Company did not experience any credit losses due to the failure of any counterparties to perform during the nine months ended September 30, 2003. Senior management of the Company is responsible for reviewing trading positions, exposures, profits and losses, trading strategies and hedging strategies on a daily basis.

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

Assets Under Management
-----------------------

As of September 30, 2003, assets under management totaled $198.3 million, an 80% increase from December 31, 2002. Assets under management grew by 126% as of September 30, 2003 in comparison to September 30, 2002. Asset growth for the nine months and year ended September 30, 2003 is not necessarily indicative of the results that may be expected for the entire fiscal year ended December 31, 2003. The table below provides a summary of assets under management:

                                     9/30/2003     12/31/2002      9/30/2002
                                   ------------   ------------   ------------
Separately Managed Accounts        $117,432,649   $ 58,297,957   $ 41,896,773
Mutual Funds                         69,360,502     44,819,496     37,825,428
Alternative Investment               11,513,417      7,210,934      7,850,434
                                   ------------   ------------   ------------
   Total Assets Under Management   $198,306,568   $110,328,387   $ 87,572,635

Three months ended  September 30, 2003 compared to Three Months ended  September
--------------------------------------------------------------------------------
30, 2002
--------

Investment management revenues for the three months ended September 30, 2003 increased to $289,017 compared to $163,515 for the three months ended September 30, 2002, a 77% increase. This increase results primarily from the increase in assets under management from which the Company derives its revenues.

The Company increased its investment management fees from all three of its investment products - mutual funds, managed accounts and a private investment partnership, Diamond Hill Investment Partners, L.P. ("DHIP"). Fees from mutual funds for the three months ended September 30, 2003 and 2002, were $122,534 and $79,481, respectively, a 54% increase. Fees from managed accounts posted the largest dollar increase over the three months ended September 30, 2002, with a dollar increase of $75,542, or a 102% increase.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

Investment management fees collected from the DHIP improved by 70%, over the three months ended September 30, 2002. These fees grew from $9,852 to $16,759. In conjunction with the shift in emphasis to the investment advisory services of DHCM, a program has been initiated to attempt to gather new assets under management at DHCM. Assets under management increased to $198,306,568 as of September 30, 2003, a 20% increase since June 30, 2003. However, there can be no assurance that the Company will be able to achieve the critical threshold of assets under management at DHCM to support future operations.

Operating expenses for the three months ended September 30, 2003 decreased to $559,176 compared to $692,487 for the three months ended September 30, 2002, a decrease of 19%. Salaries, benefits and payroll taxes were essentially flat at $380,584 in 2003 versus $381,194 in 2002. Legal and audit expense dropped to $13,002 from $56,887 for the three months ended September 30, 2003 versus the three months ended September 30, 2002, a 77% decrease. Since there are no current plans for major administrative projects or new products, management expects legal and audit professional expense to drop in 2003 as compared to 2002. General and administrative expenses decreased to $129,279 in 2003 compared to $180,937 in 2002, a decrease of 29%, primarily due to the $39,766 fixed asset write-off during the three months ended September 30, 2002. Sales and marketing expense for the three months ended September 30, 2003 decreased by 51% to $36,311 from $73,469 for the three months ended September 30, 2002. This decrease is due to the reduced expenditures for consulting services.

Mutual fund administration, which is administrative services fees collected in connection with the Company's mutual fund products net of all mutual fund administrative expenses paid by the Company, decreased from a net expense of $105,964 for the three months ended September 30, 2002 to $40,826 for the three months ended September 30, 2003, a 61% improvement. Administrative fees collected increased, while expenses paid decreased for the three months ended September 30, 2003 versus the three months ended September 30, 2002. This increase in fees is primarily due to the increase in assets under management in the Company's mutual fund products. The decrease in expenses is primarily due to the decrease in legal fees from $60,646 to $3,325 for the three months ended September 30, 2002 and 2003, respectively. Legal fees were higher in 2002 because of new product start-up costs. DHCM has an administrative, fund accounting and transfer agency services agreement with the Diamond Hill Funds, where DHCM performs certain services for each series of the trust. These services include mutual fund administration, accounting, transfer agency and other related functions. For performing these administrative services, each series of the trust compensates DHCM a fee at an annual rate of 0.45% times each series' average daily net assets. DHCM collected $72,540 and $54,793 for mutual fund administration revenue for the three months ended September 30, 2003 and 2002, respectively. In fulfilling its role under this agreement, DHCM has engaged several third-party providers and the cost for their services are paid by DHCM. Mutual fund administration expense for the three months ended September 30, 2003 and 2002 were $113,366 and $160,757, respectively. As assets under management grow in the mutual fund products, the Company expects fees collected to increase, while the Company expects expenses paid to remain relatively steady; therefore, causing the net mutual fund administration expense to decrease.

Mutual fund distribution, which includes distribution fees collected in connection with sales of the Company's mutual funds net of all mutual fund distribution expenses paid by the Company, increased to a net expense of $12,639 for the three months ended September 30, 2003 from a net revenue of $24,521 for the three months ended September 30, 2002. Mutual fund distribution fees and expenses both increased during the three months ended September 30, 2003 versus the three months ended September 30, 2002. For performing these distribution functions, DHS collects front-end and back-end sales loads, ranging from 1.00% to 5.75% or underwriting fees of 0.50% on fund investments. DHS also collects 12b-1 fees at an annual rate ranging from 0.25% to 1.00% times each series' average daily net assets. Mutual fund distribution revenue for the three months ended September 30, 2003 and 2002 was $42,097 and $29,463, respectively. This increase in fees is primarily due to the increase in assets under management in the Company's mutual fund products. DHS is the principal underwriter for Diamond Hill Funds, an Ohio business trust, and may pay third-party financial institutions a fee for distribution or for performing certain servicing functions for mutual fund shareholders. DHS also pays for the production of marketing materials used in the distribution of the Diamond Hill Funds. Mutual fund distribution expense for the three months ended September 30, 2003 and 2002 was $54,736 and $4,942, respectively. This increase is the result of increased sales of the mutual fund

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

shares in 2003 versus 2002, in which DHS finances the commissions paid, and decreased expense in 2002 due to an adjustment made, during the three months ended September 30, 2002, for a change in accounting treatment for commissions paid to brokers for the sale of the Company's mutual fund C shares. Previously, the commission was expensed when paid, despite the fact that the revenue, which offsets this expense, is collected over a twelve-month period. Therefore, the portion of commission expense that has not yet been offset by the matching revenue was capitalized and amortized over twelve months. As assets under management grow in the mutual fund products, the Company expects fees collected to increase, while the Company expects expenses paid to remain steady or increase; therefore, causing the net mutual fund distribution expense to decrease.

Broker-dealer  activity,   which  is  revenue  from  security  transactions  and
market-making activity net of broker-dealer expenses which are comprised principally of clearing costs and regulatory fees, decreased to a net revenue of $174 for the three months ended September 30, 2003 from a net expense of $62,682 for the three months ended September 30, 2002, a 100% improvement. DHS is a registered full-service broker-dealer and transacts security trades through its clearing broker under a correspondent agreement. For the three months ended September 30, 2003 and 2002, broker-dealer activity expenses were $4,148 and $43,250, respectively. This decrease is largely due to the reduction in overhead and commission expense from reduced activity. DHS earns commissions and service fees related to business transacted through its clearing broker, along with gains and losses from market-making activities. Broker-dealer activity generated revenue of $4,322 for the three months ended September 30, 2003 and lost $19,432 for the three months ended September 30, 2002. This revenue loss in the third quarter of 2002 was the result of $27,977 in market making losses. In conjunction with the Company's shift in emphasis from its traditional investment related activities through DHS, to the investment advisory services of DHCM, broker dealer activities through DHS have declined. It is expected for 2003, that this level of expense in 2002 will decrease.

The Company's net operating loss decreased to $323,450 for the three months ended September 30, 2003 from $673,097 for the three months ended September 30, 2002, a 52% improvement.

Investment return, net of interest expense, increased to a gain of $59,038 for the three months ended September 30, 2003 from a loss of $478,311 for the three months ended September 30, 2002, a 112% increase. This investment gain results primarily from increases in market values of investments in the limited partnership interest and the Company's mutual funds. Management is unable to predict how future fluctuations in market values will impact the performance of the Company's investment portfolios. Dividend income increased by a multiple of
4.5 to $18,623 for the three months ended September 30, 2003 compared to $4,102 for the three months ended September 30, 2002. In 2003, dividend income may increase versus 2002 since the Company reallocated approximately $1.5 million of its investments from DHIP to the Company's fixed income mutual funds, which pay monthly dividends, yielding an anticipated average of five percent (5%). The Company reduced its equity market exposure, due to the potential large swing in the market value of its portfolio investments. As a result, of this change and better market returns in 2003 versus 2002, the Company's net loss decreased by 77% for the three months ended September 30, 2003 compared to the same time period for 2002.

Nine Months ended September 30, 2003 compared to Nine Months ended September 30,
--------------------------------------------------------------------------------
2002
----

Investment management revenues for the nine months ended September 30, 2003 increased to $756,676 compared to $479,305 for the nine months ended September 30, 2002, a 58% increase. This increase results primarily from the increase in assets under management from which the Company derives its revenues.

The Company increased its investment management fees from all three of its investment products: mutual funds, managed accounts and a private investment partnership, Diamond Hill Investment Partners, L.P. ("DHIP"). Fees from mutual funds were up 16%, for the nine months ended September 30, 2003, from $268,949 to $312,095. Fees from managed accounts posted the largest dollar increase over the nine months ended September 30, 2002, with at dollar increase of $208,473, or a 107% increase. Investment management fees collected from the DHIP improved the most, relatively, over the nine months ended September 30, 2002. These fees grew by a multiple of 2.6, increasing from $15,814 to $41,566. In

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

conjunction with the shift in emphasis to the investment advisory services of DHCM, a program has been initiated to attempt to gather new assets under management at DHCM. Assets under management increased to $198,306,568 as of September 30, 2003, an 80% increase since December 31, 2002. However, there can be no assurance that the Company will be able to achieve the critical threshold of assets under management at DHCM to support future operations.

Operating expenses for the nine months ended September 30, 2003 decreased to $1,667,729 compared to $1,841,560 for the nine months ended September 30, 2002, a decrease of 9%. Salaries, benefits and payroll taxes increased slightly to $1,148,883 in 2003 from $1,131,470 in 2002, an increase of 2%. This increase reflects personnel changes. Legal and audit expense dropped to $52,638 from $157,703 for the nine months ended September 30, 2003 versus the nine months ended September 30, 2002, a 67% decrease. Since there are no current plans for major administrative projects or new products, management expects legal and audit professional expense to drop in 2003 as compared to 2002. General and administrative expenses decreased to $347,348 in 2003 compared to $387,511 in 2002, a decrease of 10%. This decrease is primarily due to a $39,766 fixed asset write-off during the nine months ended September 30, 2002. Sales and marketing expense for the nine months ended September 30, 2003 decreased by 28% to $118,860 from $164,876 for the nine months ended September 30, 2002. This decrease is primarily due the reduction in expenditures for consulting services.

Mutual fund administration, which is administrative services fees collected in connection with the Company's mutual fund products net of all mutual fund administrative expenses paid by the Company, decreased from a net expense of $240,526 for the nine months ended September 30, 2002 to $201,486 for the nine months ended September 30, 2003, a 16% improvement. Administrative fees collected increased, while administrative expenses paid decreased slightly for the nine months ended September 30, 2003 versus the nine months ended September 30, 2002. This increase in fees is primarily due to the increase in assets under management in the Company's mutual fund products. The decrease in expenses is primarily due to the decrease in legal fees. DHCM has an administrative, fund accounting and transfer agency services agreement with the Diamond Hill Funds, where DHCM performs certain services for each series of the trust. These services include mutual fund administration, accounting, transfer agency and other related functions. For performing these administrative services, each series of the trust compensates DHCM a fee at an annual rate of 0.45% times each series' average daily net assets. DHCM collected $174,481 and $144,701 for mutual fund administration revenue for the nine months ended September 30, 2003 and 2002, respectively. In fulfilling its role under this agreement, DHCM has engaged several third-party providers and the cost for their services are paid by DHCM. Mutual fund administration expense for the nine months ended September 30, 2003 and 2002 was $375,967 and $385,227, respectively. As assets under management grow in the mutual fund products, the Company expects fees collected to increase, while the Company expects expenses paid to remain steady; therefore, causing the net mutual fund administration expense to continue to decrease.

Mutual fund distribution, which includes distribution fees collected in connection with sales of the Company's mutual funds net of all mutual fund distribution expenses paid by the Company, increased to a net expense of $68,278 for the nine months ended September 30, 2003 from $41,310 for the nine months ended September 30, 2002, a 65% increase. Mutual fund distribution fees collected and expenses paid both increased during the nine months ended
September 30, 2003 versus the nine months ended September 30, 2002. For performing these distribution functions, DHS collects front-end and back-end sales loads, ranging from 1.00% to 5.75% or underwriting fees of 0.50% on fund investments. DHS also collects 12b-1 fees at an annual rate ranging from 0.25% to 1.00% times each series' average daily net assets. Mutual fund distribution revenue for the nine months ended September 30, 2003 and 2002 were $104,404 and $84,002, respectively. This increase in fees is primarily due to the increase in assets under management in the Company's mutual fund products. DHS is the principal underwriter for Diamond Hill Funds, an Ohio business trust, and may pay third-party financial institutions a fee for distribution or for performing certain servicing functions for mutual fund shareholders. DHS also pays for the production of marketing materials used in the distribution of the Diamond Hill Funds. Mutual fund distribution expense for the nine months ended September 30, 2003 and 2002 were $172,682 and $125,312, respectively. This increase is the result of increase sales of the mutual fund shares in 2003 versus 2003, in which DHS finances the commissions paid, and decreased expense in 2002 due to an adjustment made, during the nine months ended September 30, 2002, for a change in accounting treatment for commissions paid to brokers for the sale of the Company's mutual fund C shares.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

Previously, the commission was expensed when paid, despite the fact that the revenue, which offsets this expense, is collected over a twelve-month period. Therefore, the portion of commission expense that has not yet been offset by the matching revenue was capitalized and is amortized over twelve months. As assets under management grow in the mutual fund products, the Company expects fees collected to increase, while the Company expects expenses paid to remain steady or increase; therefore, causing the net mutual fund distribution expense to decrease.

Broker-dealer  activity,   which  is  revenue  from  security  transactions  and
market-making activity net of broker-dealer expenses which are comprised principally of clearing costs and regulatory fees, decreased to a net expense of $13,096 for the nine months ended September 30, 2003 from $135,703 for the nine months ended September 30, 2002, a 90% improvement. DHS as a registered full-service broker-dealer transacts security trades through its clearing broker under a correspondent agreement. For the nine months ended September 30, 2003 and 2002, broker-dealer activity expenses were $36,753 and $150,158, respectively. This decrease is largely due to the reduction in overhead and commission expense from reduced activity. DHS earns commissions and service fees related to business transacted through its clearing broker, along with gains and losses from market-making activities. Broker-dealer activity revenue for the nine months ended September 30, 2003 and 2002 were $23,657 and $14,455, respectively. Commission revenue decreased by 55% from 2002 to 2003. However market-making losses negatively impacted the nine months ended September 30, 2003 by $45,604. In conjunction with the Company's shift in emphasis from its traditional investment related activities through DHS, to the investment advisory services of DHCM, broker dealer activities through DHS have declined. It is expected for 2003, that this level of expense in 2002 will decrease.

The Company's net operating loss decreased to $1,193,913 for the nine months ended September 30, 2003 from $1,765,173 for the nine months ended September 30, 2002, a 32% improvement.

Investment return, net of interest expense, increased to a gain of $244,319 for the nine months ended September 30, 2003 from a loss of $277,017 for the nine months ended September 30, 2003, a 188% improvement. This investment gain results primarily from increases in market values of investments in the limited partnership interest and the Company's mutual funds. Management is unable to predict how future fluctuations in market values will impact the performance of the Company's investment portfolios. Dividend income increased by a multiple of
3.5 to $64,912 for the nine months ended September 30, 2003 compared to $18,192 for the nine months ended September 30, 2002. In 2003, dividend income may increase versus 2002 since the Company reallocated approximately $1.5 million of its investments from DHIP to the Company's fixed income mutual funds, which pay monthly dividends, yielding an anticipated average of five percent (5%). The Company reduced its equity market exposure, due to the potential large swing in the market value of its portfolio investments. As a result, of this change and better market returns in 2003 versus 2002, the Company's net loss decreased by 54% for the nine months ended September 30, 2003 compared to the same time period for 2002.

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

By the end of 2002, the Company reallocated its investment portfolio to provide more liquidity and reduce its equity exposure. In doing so, the Company transferred $2 million out of its investment in the limited partnership, DHIP, and invested approximately $1.5 million into the Company's fixed income mutual funds. The remaining cash was used the to pay-off the Company's line of credit and provide short-term liquidity for current operating expenses. On July 22, 2003, the Company sold 110,000 shares of the Company's Common Stock, from Treasury Stock, to certain directors, officers and employees through a private placement at a price of $4.50, thereby increasing the liquidity and capital resources by approximately $495,000.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

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

At September 30, 2003, the Company had no short security positions, had not written any option contracts, and did not own any options. The Company did not experience any credit losses due to the failure of any counter parties to perform during the nine months ended September 30, 2003. Senior management of the Company is responsible for reviewing trading positions, exposures, profits and losses, trading strategies and hedging strategies on a daily basis.

As of September 30, 2003, the Company had working capital of approximately $2.9 million compared to $2.7 million at June 30, 2003 and compared to $3.3 million at December 31, 2002. The increase during the three months ended September 30, 2003 is primarily due to the financing activities, which includes the private placement that occurred on July 22, 2003. The decrease during the nine months ended September 30, 2003 is primarily due to the operating and financing activities, which include the net loss and the private placement, respectively. Working capital includes cash, securities owned and accounts and notes receivable, net of all liabilities. The Company has no long-term debt.

The Company's net cash balance decreased by $504,568 during the nine months ended September 30, 2003. Net cash used by operating activities was $1,001,171. The primary use of cash flow was the net loss of $949,594. Investing activities used $2,307 for property and equipment purchased during the nine months ended September 30, 2003. Financing activities provided $498,910 of cash during the nine months ended September 30, 2003, mostly from the $495,000 private placement on July 22, 2003.

The Company's net cash balance decreased by $1,109,358 during the nine months ended September 30, 2002. Net cash used by operating activities was $845,032. The primary use of cash flow was the net loss of $2,056,811. Investing activities used $123,826 during the nine months ended September 30, 2002 for furnishings and a new phone system for the new office space the Company began leasing in May 2002. Financing activities used $140,500 of cash during the nine months ended September 30, 2002, primarily from the purchase of Company common stock. This use of cash was offset by cash provided by the Company's line of credit..

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

Impact of Inflation and Other Factors
-------------------------------------
The Company's operations have not been significantly affected by inflation. The Company's investment portfolios of equity and fixed income securities, are carried at current market values. Therefore, the Company's profitability is affected by general economic and market conditions, the volume of securities trading and fluctuations in interest rates. The Company's business is also subject to government regulation and changes in legal, accounting, tax and other compliance requirements. Changes in these regulations may have a significant effect on the Company's operations.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

ITEM 3:   CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect such controls since the Evaluation Date.

PART II:  OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS - None

ITEM 2:   CHANGES IN SECURITIES

On July 22, 2003, the Company sold 110,000 shares of the Company's Common Stock in a private placement that was offered to all directors, officers and employees of the Company. The Common Stock was sold for cash at an offering price of $4.50 per share. No underwriter was used in the offering. This offering was exempted from registration under section 4(2) of the Securities Act of 1933, as amended. This exemption was relied upon because the offering was a private placement to all directors, officers and employees of the Company. There are no exchange or conversion provisions associated with the securities sold in this offering. Net proceeds from this offering were used for working capital.

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5:   OTHER INFORMATION - None

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

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

 ***10.2  1993 Non-Qualified and Incentive Stock Option Plan.

****10.3 Synovus Securities, Inc., Sub-Advisory Agreement with the Diamond Hill Capital Management, Inc. dated January 30, 2001.

  **10.4 Employment Agreement between the Company and Roderick H. Dillon, Jr. dated May 11, 2000.

  **10.5 Employment Agreement between the Company and James F. Laird dated October 24, 2001.

    10.6 Form of Subscription Agreement for Common Shares of Diamond Hill Investment Group, Inc. executed by subscribers as part of the private placement referenced in Part II, Item 2 of this Form 10-QSB.

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

(b)  Reports on Form 8-K

     A Form 8-K was filed on July 25, 2003 to announce the Company's private placement that took place on July 22, 2003.

     A Form 8-K was filed on August 15, 2003 to report the Company's earnings for the six months and three months ended September 30, 2003.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

DIAMOND HILL INVESTMENT GROUP, INC.

Signature                     Title                         Date
--------------------------------------------------------------------------------

/s/R. H. Dillon               President and Director        November 14, 2003
-------------------------
R. H. Dillon

/s/James F. Laird             Chief Financial Officer       November 14, 2003
-------------------------
James F. Laird

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

Date: November 14, 2003                      /s/R. H. Dillon
                                             -----------------------
                                                R.H. Dillon
                                             Chief Executive Officer

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

Date: November 14, 2003                      /s/James F. Laird
                                             -----------------------
                                                James F. Laird
                                             Chief Financial Officer