Form 10KSB
period 2003-12-31
DIAMOND HILL INVESTMENT GROUP INC
filed 2004-03-29
CIK 909108

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                        Commission file number 000-24498


                       DIAMOND HILL INVESTMENT GROUP, INC
                 (Name of small business issuer in its charter)


              Ohio                                         65-0190407
---------------------------------------------------------------------------
   (State or other jurisdiction of                           (I.R.S.
Employer incorporation or organization)                 Identification No.)


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

       -------------------------------------------------------------------
          (Title of Class) (Name of each exchange on which registered)

         Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock, no par value
                           --------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year $1,160,584

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of February 5, 2004:    1,332,908 Shares of Common Stock
        @ Bid of      $7.10 = $9,463,647
        @ Asked of    $8.86 = $11,809,564

State the number of shares outstanding of each of the issuer's classes of common equity, as of February 5, 2004:

Common Stock: 1,523,999 shares

Transitional Small Business Disclosure Format (check one): Yes  |_| ;  No |X|

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

                                                                                                         PAGE
                                                                                                         ----
Part I:
             Item 1.     Description of Business                                                          1-4
             Item 2.     Description of Property                                                           4
             Item 3.     Legal Proceedings                                                                 4
             Item 4.     Submission of Matters to a Vote of Security Holders                               4
Part II:

             Item 5.     Market for Common Equity and Related Stockholder Matters                          5
             Item 6.     Management's Discussion and Analysis or Plan of Operation                        6-9
             Item 7.     Financial Statements                                                            10-26
             Item 8.     Changes In and Disagreements With Accountants on Accounting and Financial        27
                         Disclosure

             Item 8A     Controls and Procedures                                                          27
Part III:
             Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance         27
                         With Section 16(a) of the Exchange Act
             Item 10.    Executive Compensation                                                           27
             Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related       27
                            Stockholder Matters

             Item 12.    Certain Relationships and Related Transactions                                   27
             Item 13.    Exhibits and Reports on Form 8-K                                                 28
             Item 14.    Principal Accountant Fees and Services                                           28
Signatures                                                                                                29

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

Diamond Hill Securities, Inc. ("DHS"), an Ohio corporation, is a wholly owned subsidiary of DHCM and a NASD registered broker-dealer. DHS is registered with the Securities and Exchange Commission and the securities commissions of six states (including Ohio). DHS trades securities on a fully-disclosed basis and clears customer transactions through an unaffiliated broker-dealer that also maintains the customer accounts. DHS is also a registered investment adviser and offers advisory services to institutional and individual investors. DHS is the investment adviser to the Diamond Hill Bank & Financial Fund.

The Company operates primarily as a holding company with investment advisory services provided by DHCM and DHS and underwriting and broker-dealer operations conducted by DHS. The Company maintains an investment portfolio, primarily composed of mutual funds and the investment partnership, which are managed by DHCM. References to the Company also include references to DHCM and DHS.

In May of 2000, with the change in executive management, the Company shifted its emphasis from its historical investment related activities through its DHS subsidiary, to the investment advisory services of its DHCM subsidiary. Staffing, other costs associated with this shift and various marketing initiatives have negatively impacted the Company in 2002 and 2003. Management believes that this process was necessary in order to achieve a critical threshold of assets under management to support operations in the future. However, there can be no assurance the Company will be able to achieve the critical threshold of assets under management to support future operations.

ASSETS UNDER MANAGEMENT

As of December 31, 2003, assets under management totaled $250,072,505, a 132% increase from December 31, 2002. The table below provides a summary of assets under management as of December 31, 2003 and 2002:


                                      12/31/2003       12/31/2002      % CHANGE
                                    ------------     ------------   -----------
Individually Managed Accounts       $142,606,649     $ 55,839,370           155
Mutual Funds                          95,864,575       44,831,827           114
Alternative Investments               11,601,281        7,210,934            61
                                    ------------     ------------   -----------
Total Assets Under Management       $250,072,505     $107,882,131           132


INVESTMENT ADVISORY ACTIVITIES

Diamond Hill Capital Management

DHCM executes its investment strategies through fundamental research. Analysts evaluate a company's prospects based upon its current business and financial position, future growth opportunities, and management capability and strategy. The intended result is a reasonably accurate determination of "intrinsic value". Intrinsic value is the present value of all future cash flows, which we estimate the investment will

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES


generate, discounted at a rate that reflects the required return for the investment given the estimated level of risk. In other words, it is the estimated price a minority shareholder should pay in order to achieve a satisfactory or "fair" return on the investment. The estimate of intrinsic value is then compared to current market prices to evaluate whether, in the opinion of the adviser, an attractive investment opportunity exists. A proprietary valuation model, which forecasts cash flows for five years including a "terminal value" (the expected stock price in five years), assists in many of these intrinsic value estimations. The adviser believes that although securities markets are competitive, pricing inefficiencies often exist allowing for attractive investment opportunities. Furthermore, the adviser believes that investing in securities whose market prices are significantly below the adviser's estimate of intrinsic value (or selling short securities whose market prices are above intrinsic value) is the most assured method to achieve above average returns as well as mitigate risk.

Currently available portfolio products managed by DHCM include All Cap Concentrated Equity, Small Cap Equity, Large Cap Equity, Long-Short Equity, Short-Term Fixed Income, Strategic Income and Balanced (portfolios consisting of stocks and bonds). These products are available on a separately managed basis or through a mutual fund.

Typically, an account with less than $500,000 is invested in the applicable mutual fund. Clients investing $500,000 to $1 million typically are managed in "wrap programs" where the investor pays a fee, based on assets under management, for a variety of financial products and for investment advisory and management services, brokerage services, including commissions, and other related services. DHCM receives a portion of the "wrap fee" for managing the investor's assets. DHCM currently participates in wrap programs with DHS and Synovus Securities, Inc. Client accounts that are greater than $1 million are separately managed and may be in a "wrap program" or directly served by DHCM with a variety of banks and brokerage firms acting as custodian for each client account.

The All Cap Concentrated Equity product is typically comprised of 20-30 stocks, which are also included in either the Small Cap Equity or Large Cap Equity products. These stocks are selected to comprise the All Cap Concentrated Equity portfolio based on the portfolio manager's view of their attractiveness. The Diamond Hill Focus Fund (Ticker: DIAMX) is constructed in the same manner as the All Cap Concentrated Equity, with the exception that the adviser also has the ability to sell securities short. In a short sale, stock is borrowed and immediately sold for the proceeds. The intention is to be able to buy the stock later at a lower price, returning the borrowed stock and benefiting from a price decline.

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

Diamond Hill Securities
-----------------------

Diamond Hill Securities serves as the adviser to the Diamond Hill Bank & Financial Fund, a financial services sector fund. The Diamond Hill Bank & Financial Fund principally invests in banks and thrifts as well as specialty finance and insurance companies using the same investment approach and methodology as DHCM (i.e., investing in stocks that are deemed to be available at a substantial discount to an estimate of intrinsic value). The Fund is typically invested in a relatively concentrated number, 25-35, of stocks from the financial services sector. Currently, there are no separate accounts managed as a bank and financial sector portfolio.

Business Development
--------------------

The Company develops business with clients through direct contact or strategic alliances. The primary geographic areas are Columbus, Ohio and Georgia, with current efforts outside this area on an opportunistic basis.

As of December 31, 2003, the Company managed approximately $77 million in assets for clients of Synovus Securities, Inc. ("Synovus"), a broker-dealer located in Columbus, Georgia. The Company has a Sub-

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES


Advisory Agreement with Synovus. These assets which are in both the Company's managed account and mutual fund products make up approximately 30% of the Company's assets under management.

The Company currently relies upon existing relationships where prospects have knowledge sufficient to have confidence in the Company's policies. Many of these relationships are with former clients/contacts of DHCM associates. High net worth individuals, retirement plans and charitable foundations are the categories of clients DHCM expects to develop. Alliances with brokers, consultants, legal and financial advisers and selected individuals constitute a large part of the business development effort.

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

INVESTMENT PORTFOLIO

DHCM holds positions in the Company's fixed income mutual fund products and DHIP, the Company's limited partnership product.

REGULATION

The securities industry is subject to extensive regulation under both federal and state laws. The principal purpose of regulation of investment advisers and broker-dealers is the protection of retail investors in the securities markets rather than protection of stockholders of investment advisers and broker-dealers. The SEC is the federal agency charged with the administration of federal securities laws. The Ohio Division of Securities is charged with the administration and enforcement of the Ohio Securities Act. Much of the regulation of broker-dealers, which do business on an interstate basis, has been delegated by the SEC to self-regulatory organizations, principally the National Association of Securities Dealers ("NASD") and the national securities exchanges. These self-regulatory organizations adopt rules (which are subject to approval by the SEC), which govern the industry and conduct periodic examinations of member broker-dealers. Investment advisers are subject to regulation by the SEC and state securities commissions in the states in which they are registered.

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

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES


securities regulatory agencies in the states in which it operates; DHS also is a member of the NASD. DHCM and DHS are registered investment advisers and subject to regulation by the SEC pursuant to the Investment Advisers Act of 1940.

EMPLOYEES

The Company currently has 14 full-time employees, none of whom are members of a union. The Company generally believes that its relationship with employees is good.

SEC FILINGS

This Form 10-KSB report includes financial statements for the years ended December 31, 2003 and December 31, 2002. The Company files Forms 10-KSB annually with the SEC and files Forms 10-QSB after each of the first three fiscal quarters.

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

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

PART II
ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on the NASDAQ Small Cap Market under the symbol DHIL. The range of high and low prices for each quarter since January 1, 2002, are shown below:

BEGINNING DATE        ENDING DATE                        HIGH           LOW
--------------------- ----------------------------------------- -------------
January 1, 2002       March 31, 2002                     $4.00         $3.91

April 1, 2002         June 30, 2002                      $8.75         $3.92

July 1, 2002          September 30, 2002                 $8.24         $4.10

October 1, 2002       December 31, 2002                  $8.00         $3.61

January 1, 2003       March 31, 2003                     $6.11         $4.00

April 1, 2003         June 30, 2003                      $5.20         $3.90

July 1, 2003          September 30, 2003                 $5.10         $3.52

October 1, 2003       December 31, 2003                  $7.14         $4.51

The source of this bid information is Bloomberg L.P. These quotations reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions. In addition, due to the relatively "thin" market in the Company's Common Stock, quoted prices cannot be considered indicative of any viable market for such stock. During the year ended December 31, 2003, approximately 389,400 shares of the Company's Common Stock were traded.

Information regarding recent sales of unregistered Company securities is disclosed in the Company's Form 10-QSB filing for the period ended September 30, 2003, filed with the Securities and Exchange Commission on November 14, 2003.

As of December 31, 2003, there were approximately 1,000 holders of record of common shares. The Company has not paid any dividends during the last two fiscal years and has no present intention of paying dividends.

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

General
-------

With the change in executive management in May of 2000, the Company has shifted its emphasis from its traditional investment related activities through its DHS subsidiary, to the investment advisory services of its DHCM subsidiary. DHCM manages portfolios of stocks representing interests in entities operating in various economic sectors, as opposed to a portfolio of bank stocks only. Staffing and costs associated with this shift and the various marketing initiatives at DHCM negatively impacted the Company in 2002 and 2003. Management believes that this process was necessary in order to achieve a critical threshold of assets under management to support operations in the future. However, there can be no assurance that the Company will be able to achieve the critical threshold of assets under management to support future operations.

Year ended December 31, 2003 compared to Year ended December 31, 2002
---------------------------------------------------------------------

Investment management revenues for the year ended December 31, 2003 increased to $1,160,584 compared to $669,058 for the year ended December 31, 2002, a 73% increase. This increase results primarily from the increase in assets under management from which the Company derives its revenues.

The Company increased its investment management fees from all three of its investment products: mutual funds, managed accounts and a private investment partnership, Diamond Hill Investment Partners, L.P. ("DHIP"). Fees from mutual funds were up 25%, for the year ended December 31, 2003, from $370,163 to $465,549. Fees from managed accounts posted the largest dollar increase over the year ended December 31, 2002, with at dollar increase of $329,779, or a 119% increase. Investment management fees collected from the DHIP improved the most, relatively, over the year ended December 31, 2002. These fees, which include a performance incentive fee of approximately $30,000, grew by a multiple of 4, increasing from $22,505 to 88,866. In conjunction with the shift in emphasis to the investment advisory services of DHCM, a program has been initiated to attempt to gather new assets under management at DHCM. Assets under management increased to $250,072,505 as of December 31, 2003, a 132% increase since December 31, 2002. However, there can be no assurance that the Company will be able to achieve the critical threshold of assets under management at DHCM to support future operations.

Operating expenses for the year ended December 31, 2003 decreased to $2,184,801 compared to $2,521,421 for the year ended December 31, 2002, a decrease of 13%. Salaries, benefits and payroll taxes decreased slightly to $1,520,150 in 2003 from $1,602,243 in 2002, a decrease of 5%. This decrease reflects personnel changes. Legal and audit expense dropped to $70,481 from $185,382 for the year ended December 31, 2003 versus the year ended December 31, 2002, a 62% decrease. Since there are no current

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES


plans for major administrative projects or new products, management expects legal and audit professional expense to remain steady in 2004 as compared to 2003. General and administrative expenses decreased to $443,802 in 2003 compared to $511,689 in 2002, a decrease of 13%. Management expects general and administrative expenses to remain steady in 2004 as compared to 2003. Sales and marketing expense for the year ended December 31, 2003 decreased by 32% to $150,368 from $222,107 for the year ended December 31, 2002. This decrease is primarily due the reduction in expenditures for consulting services. Management expects sales and marketing expenses to increase in 2004 as compared to 2003 due to increased sales efforts.

Mutual fund administration, which is administrative services fees collected in connection with the Company's mutual fund products net of all mutual fund administrative expenses paid by the Company, decreased from a net expense of $331,425 for the year ended December 31, 2002 to $258,226 for the year ended December 31, 2003, a 22% improvement. Administrative fees collected increased, while administrative expenses paid were relatively flat for the year ended December 31, 2003 versus the year ended December 31, 2002. This increase in fees is primarily due to the increase in assets under management in the Company's mutual fund products. DHCM has an administrative, fund accounting and transfer agency services agreement with the Diamond Hill Funds, where DHCM performs certain services for each series of the trust. These services include mutual fund administration, accounting, transfer agency and other related functions. For performing these administrative services, each series of the trust compensates DHCM a fee at an annual rate of 0.45% times each series' average daily net assets. DHCM collected $268,164 and $179,647 for mutual fund administration revenue for the year ended December 31, 2003 and 2002, respectively. In fulfilling its role under this agreement, DHCM has engaged several third-party providers and the cost for their services are paid by DHCM. Mutual fund administration expense for the year ended December 31, 2003 and 2002 was $526,390 and $511,072, respectively. As assets under management grow in the mutual fund products, the Company expects fees collected to increase, while the Company expects expenses paid to remain steady; therefore, causing the net mutual fund administration expense to continue to decrease.

Mutual fund distribution, which includes distribution fees collected in connection with sales of the Company's mutual funds net of all mutual fund distribution expenses paid by the Company, increased to a net expense of $93,689 for the year ended December 31, 2003 from $69,716 for the year ended December 31, 2002, a 34% increase. Mutual fund distribution fees collected and expenses paid both increased during the year ended December 31, 2003 versus the year ended December 31, 2002. For performing these distribution functions, DHS collects front-end and back-end sales loads, ranging from 1.00% to 5.75% or underwriting fees of 0.50% on fund investments. DHS also collects 12b-1 fees at an annual rate ranging from 0.25% to 1.00% times each series' average daily net assets. Mutual fund distribution revenue for the year ended December 31, 2003 and 2002 were $164,732 and $114,792, respectively. This increase in fees is primarily due to the increase in assets under management in the Company's mutual fund products. DHS is the principal underwriter for Diamond Hill Funds, an Ohio business trust, and may pay third-party financial institutions a fee for distribution or for performing certain servicing functions for mutual fund shareholders. DHS also pays for the production of marketing materials used in the distribution of the Diamond Hill Funds. Mutual fund distribution expense for the year ended December 31, 2003 and 2002 were $258,421 and $184,508, respectively. This increase is the result of increased sales of the mutual fund shares in 2003 versus 2002, in which DHS finances the commissions paid, and decreased expense in 2002 due to an adjustment made, during the year ended December 31, 2002, for a change in accounting treatment for commissions paid to brokers for the sale of the Company's mutual fund C shares. Previously, the commission was expensed when paid, despite the fact that the revenue, which offsets this expense, is collected over a twelve-month period. Therefore, the portion of commission expense that has not yet been offset by the matching revenue was capitalized and is amortized over twelve months. As assets under management grow in the mutual fund products, the Company expects fees collected to increase, while the Company expects expenses paid to remain steady or increase; therefore, causing the net mutual fund distribution expense to remain steady or increase.

Broker-dealer  activity,   which  is  revenue  from  security  transactions  and
market-making activity net of broker-dealer expenses which are comprised principally of clearing costs and regulatory fees, decreased to a net expense of 18,062 for the year ended December 31, 2003 from $143,924 for the year ended December 31, 2002, an 87% improvement. DHS, a registered full-service broker-dealer, transacts security trades through its

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES


clearing broker under a correspondent agreement. For the year ended December 31, 2003 and 2002, broker-dealer activity expenses were $44,449 and $153,159, respectively. This decrease is largely due to the reduction in overhead and commission expense from reduced activity. DHS earns commissions and service fees related to business transacted through its clearing broker, along with gains and losses from market-making activities. Broker-dealer activity revenue for the year ended December 31, 2003 and 2002 were $26,387 and $9,235, respectively.
Commission revenue decreased by 62% from 2002 to 2003. However market-making losses negatively impacted the year ended December 31, 2002 by $60,225. In conjunction with the Company's shift in emphasis from its traditional investment related activities through DHS, to the investment advisory services of DHCM, broker dealer activities through DHS have declined. It is expected for 2004, that this level of expense in 2003 will decrease.

The Company's net operating loss decreased to $1,394,194 for the year ended December 31, 2003 from $2,397,428 for the year ended December 31, 2002, a 41% improvement.

Investment return, net of interest expense, increased to a gain of $400,660 for the year ended December 31, 2003 from a loss of $66,195 for the year ended December 31, 2002. This investment gain results primarily from increases in market values of investments in the limited partnership interest and the Company's fixed income mutual funds. Management is unable to predict how future fluctuations in market values will impact the performance of the Company's investment portfolios. Dividend income increased by a multiple of 3 to $89,031 for the year ended December 31, 2003 compared to $29,156 for the year ended December 31, 2002. In 2004, dividend income may decrease versus 2003 since the Company's investment in its fixed income mutual funds, which pay monthly dividends, may yield an anticipated average of four percent (4%) down from 2003 yields. As a result of positive company portfolio investment performance, the Company's net operating loss was reduced further, causing the net loss to decrease by 60% for the year ended December 31, 2003 compared to the same time period for 2002.

Liquidity and Capital Resources
-------------------------------

Nearly 100% of the Company's investment portfolio is readily marketable. Investments in securities traded on national securities markets and securities not traded on national securities markets, but with readily ascertainable market values, are valued at market value. Other securities, for which market quotations are not readily available, due to infrequency of transactions, are valued at fair value as determined in good faith by management of the Company. While management employs objective criteria to ascertain these values, there is no independent benchmark by which the values assigned by management can be judged. Accordingly, the value of these securities may be overstated.

By the end of 2002, the Company reallocated its investment portfolio to provide more liquidity and reduce its equity exposure. In doing so, the Company transferred $2 million out of its investment in the limited partnership, DHIP, and invested approximately $1.5 million into the Company's fixed income mutual funds. The remaining cash was used to pay-off the Company's line of credit and provide short-term liquidity for current operating expenses. On July 22, 2003, the Company sold 110,000 shares of the Company's Common Stock, from Treasury Stock, to certain directors, officers and employees through a private placement at a price of $4.50, thereby increasing the liquidity and capital resources by approximately $495,000.

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

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES


At December 31, 2003, the Company had no short security positions, had not written any option contracts, and did not own any options. The Company did not experience any credit losses due to the failure of any counter parties to perform during the year ended December 31, 2003. Senior management of the Company is responsible for reviewing trading positions, exposures, profits and losses, trading strategies and hedging strategies on a daily basis.

As of December 31, 2003, the Company had working capital of approximately $2.8 million compared to $3.3 million at December 31, 2002. The decrease during the year ended December 31, 2003 is primarily due to the net loss as part of operating activities. The decrease was partly offset by financing activities, which includes the private placement that occurred on July 22, 2003. Working capital includes cash, securities owned and accounts and notes receivable, net of all liabilities. The Company has no long-term debt.

The Company's net cash balance decreased by $638,190 during the year ended December 31, 2003. Net cash used by operating activities was $1,154,250. The primary use of cash flow was the net loss of $993,534. Investing activities used $3,582 for property and equipment purchased during the year ended December 31, 2003. Financing activities provided $519,642 of cash during the year ended December 31, 2003, mostly from the $495,000 private placement on July 22, 2003.

The Company's net cash balance decreased by $484,851 during the year ended December 31, 2002. Net cash used by operating activities was $73,216. The primary use of cash flow was the net loss of $2,463,623, which was offset by the decrease in the investment portfolio. Investing activities used $118,935 during the year ended December 31, 2002 for furnishings and a new phone system for the new office space the Company began leasing in May 2002. Financing activities used $292,700 of cash during the year ended December 31, 2002, from the purchase of Company common stock.

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

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                 For the Years Ended December 31, 2003 and 2002


ITEM 7: FINANCIAL STATEMENTS

To the Board of Directors
Diamond Hill Investment Group, Inc.
Columbus, Ohio

We have audited the consolidated statement of financial condition of Diamond Hill Investment Group, Inc. and its subsidiaries as of December 31, 2003, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diamond Hill Investment Group, Inc. and its subsidiaries as of December 31, 2003, and the consolidated results of their operations and cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

BKR Longanbach Giusti, LLC
Columbus, Ohio

January 22, 2004

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                             As of December 31, 2003


                                  ASSETS

Cash                                                                       $     50,985
Investment portfolio (note 3 and 4):
       Mutual fund shares and limited partnership interests                   2,717,226
       Not readily marketable equity securities, at estimated fair value         15,108
Accounts receivable:

       Investment products                                                      173,070
       Pending settlements and other                                                229
Property and equipment, net of accumulated depreciation of $135,661             129,664
Deposits and other                                                              227,366
                                                                           ------------

            Total assets                                                   $  3,313,648
                                                                           ------------


                                LIABILITIES

Accounts payable to broker-dealers and other                               $      1,589
Accrued expenses                                                                137,245
                                                                           ------------

            Total liabilities                                                   138,834
                                                                           ------------


                           SHAREHOLDERS' EQUITY

Common stock: (note 5)

       No par value, 7,000,000 shares authorized,
            1,827,972 shares issued and 1,523,999 shares outstanding         10,025,711
       Treasury stock, at cost
            (303,973 shares)                                                 (1,739,206)
       Deferred compensation                                                     (3,744)
Accumulated deficit                                                          (5,107,947)
                                                                           ------------

            Total shareholders' equity                                        3,174,814
                                                                           ------------

            Total liabilities and shareholders' equity                     $  3,313,648
                                                                           ------------



        The accompanying notes are an integral part of these consolidated financial statements.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           December 31, 2003 and 2002


                                     AUDITED

                                                         2003           2002
                                                     -----------    -----------
INVESTMENT MANAGEMENT FEES:

    Mutual funds                                     $   465,549    $   370,163
    Managed accounts                                     606,169        276,390
    Private partnership                                   88,866         22,505
                                                     -----------    -----------

    Total investment management fees                   1,160,584        669,058
                                                     -----------    -----------

OPERATING EXPENSES:

    Salaries, benefits and payroll taxes               1,520,150      1,602,243
    Legal and audit                                       70,481        185,382
    General and administrative                           443,802        511,689
    Sales and marketing                                  150,368        222,107
                                                     -----------    -----------

    Total operating expenses                           2,184,801      2,521,421
                                                     -----------    -----------

OTHER OPERATING ACTIVITIES

   Mutual fund administration, net (Note 8)             (258,226)      (331,425)
                                                     -----------    -----------

   Mutual fund distribution, net (Note 9)                (93,689)       (69,716)
                                                     -----------    -----------

   Broker-dealer, net (Note 10)                          (18,062)      (143,924)
                                                     -----------    -----------

NET OPERATING LOSS                                    (1,394,194)    (2,397,428)
                                                     -----------    -----------

    Investment return, net of interest expense           400,660        (66,195)

LOSS BEFORE TAXES                                       (993,534)    (2,463,623)
                                                     -----------    -----------

    Income tax provision (credit)                             --             --
                                                     -----------    -----------

NET LOSS                                             $  (993,534)   $(2,463,623)
                                                     ===========    ===========

  BASIC EARNINGS (LOSS) PER SHARE                    $     (0.68)   $     (1.73)
                                                     ===========    ===========
  DILUTED EARNINGS (LOSS) PER SHARE                  $     (0.68)   $     (1.73)
                                                     ===========    ===========


        The accompanying notes are an integral part of these consolidated financial statements.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                           December 31, 2003 and 2002


                                     AUDITED

                                                                                               Retained
                                 Shares                        Treasury        Deferred        Earnings
                              Outstanding       Amount           Stock       Compensation      (Deficit)        Total
                             ------------    ------------    ------------    ------------    ------------    ------------
Balance at
December 31, 2001               1,479,767    $ 10,023,703    ($ 2,101,810)   ($    36,793)   ($ 1,513,120)   $  6,371,980

Amortization of deferred
Compensation                           --              --              --          21,619              --          21,619

Purchase of treasury stock        (71,300)             --        (292,700)             --              --        (292,700)

Net loss                               --              --              --              --      (2,463,623)     (2,463,623)

                             ------------    ------------    ------------    ------------    ------------    ------------
Balance at
December 31, 2002               1,408,467      10,023,703      (2,394,510)        (15,174)     (3,976,743)      3,637,276

Exercise of stock options           1,000           3,910              --              --              --           3,910

Amortization of deferred
Compensation                           --              --              --          11,430              --          11,430

Sale of treasury stock            114,532          (1,902)        655,304              --        (137,670)        515,732

Net loss                               --              --              --              --        (993,534)       (993,534)
                             ------------    ------------    ------------    ------------    ------------    ------------
Balance at
December 31, 2003               1,523,999    $ 10,025,711    ($ 1,739,206)   ($     3,744)   ($ 5,107,947)   $  3,174,814
                             ============    ============    ============    ============    ============    ============



        The accompanying notes are an integral part of these consolidated financial statements.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           December 31, 2003 and 2002

                                     AUDITED

                                                                        2003           2002
                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                     $  (993,534)   $(2,463,623)
       Adjustments to reconcile net loss
       to net cash used in operating activities:
           Depreciation and amortization                                 38,336
           Loss on disposal of property and equipment                       732         40,176
           Amortization of deferred compensation                         11,430
           Unrealized (gain) loss                                      (401,794)       209,686
           (Increase) decrease in certain assets-
              Investment portfolio                                      459,942      1,930,591
              Accounts receivable
                  Investment products                                   (83,211)         4,941
                  Pending settlements and other                            (111)        (3,727)
                  Refundable income taxes                                    --        414,251
              Deposits and other                                        (68,678)       (44,905)
           Increase (decrease) in certain liabilities-
              Accounts payable to broker-dealers and other                1,589             --
              Accrued expenses and other                               (118,951)      (235,571)
                                                                    -----------    -----------
                 Net cash used in operating activities               (1,154,250)       (73,216)
                                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property and equipment                                (3,582)      (122,567)
       Proceeds from sale of property and equipment                          --          3,632
                                                                    -----------    -----------
                 Net cash used in investing activities                   (3,582)      (118,935)
                                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Exercise of stock options                                          3,910             --
       Purchase of treasury stock                                            --       (292,700)
       Sale of treasury stock                                           515,732             --
                                                                    -----------    -----------
                 Net cash provided (used) in financing activities       519,642       (292,700)
                                                                    -----------    -----------

NET DECREASE IN CASH                                                   (638,190)      (484,851)

CASH, BEGINNING OF PERIOD                                               689,175      1,174,026
                                                                    -----------    -----------

CASH, END OF PERIOD                                                 $    50,985    $   689,175
                                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

       Cash paid during the period for:
           Interest                                                 $       758    $     1,569
           Income taxes                                                      --             --


        The accompanying notes are an integral part of these consolidated financial statements.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


Note 1       ORGANIZATION AND NATURE OF BUSINESS

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

Accounts Receivable
-------------------

Accounts receivable are recorded when they are due and are presented in the statement of financial condition net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated on the Company's historical losses, existing conditions in the industry, and the financial stability of those individuals that owe the receivable. No allowance for doubtful accounts was deemed necessary at December 31, 2003.

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

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


Note 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Reclassifications
-----------------

The consolidated statement of operations for the year ended December 31, 2002, has been reclassified to conform to the presentation of the consolidated statement of operations for the year ended December 31, 2003. These reclassifications have had no effect on the operating results for the year ended December 31, 2002.

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

Earnings Per Share
------------------

Basic and diluted earnings per common share are computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." A reconciliation of the numerators and denominators used in these calculations is shown below:

For the year ended December 31, 2003:

                                  Numerator      Denominator    Amount
                                 -----------     -----------    ------
Basic Earnings                   $  (993,534)     1,458,264     $(0.68)
Diluted Earnings                 $  (993,534)     1,458,264     $(0.68)


For the year ended December 31, 2002:

                                  Numerator      Denominator    Amount
                                 -----------     -----------    ------
Basic Earnings                   $(2,463,623)     1,424,602     $(1.73)
Diluted Earnings                 $(2,463,623)     1,424,602     $(1.73)


Stock options and warrants have not been included in the denominator of the diluted per-share computations because the effect of their inclusion would be anti-dilutive.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


Note 2       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Note 3       INVESTMENT PORTFOLIO

Investment portfolio balances, which consist of securities classified as trading, are comprised of the following at December 31, 2003:

                                                           Unrealized   Unrealized
                                   Market        Cost         Gains       Losses
                                 ----------   ----------   ----------   ----------
Mutual fund shares and limited
partnership interest             $2,717,226   $2,290,260   $  428,171   $   (1,205)

Not readily marketable equity
securities                           15,108      195,125           --     (180,017)
                                 ----------   ----------   ----------   ----------
Total                            $2,732,334   $2,485,385   $  428,171   $ (181,222)
                                 ==========   ==========   ==========   ==========


Investment portfolio balances, which consist of securities classified as trading, are comprised of the following at December 31, 2002:

                                                           Unrealized   Unrealized
                                   Market        Cost         Gains       Losses
                                 ----------   ----------   ----------   ----------
Mutual fund shares and limited
partnership interest             $2,612,555   $2,577,989   $  116,584   $  (82,018)

Marketable equity securities         40,519       31,638       23,525      (14,644)

Not readily marketable equity
securities                          137,409      335,700          900     (199,191)
                                 ----------   ----------   ----------   ----------
Total                            $2,790,483   $2,945,327   $  141,009   $ (295,853)
                                 ==========   ==========   ==========   ==========


Marketable equity securities at December 31, 2002, consist primarily of bank stocks, at market value, which are traded on national securities markets. As of December 31, 2002, the Company had two individual equity security investments representing 77% and 23% of its marketable equity securities.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


Note 3       INVESTMENT PORTFOLIO (Continued)

DHCM is the managing member the General Partner of Diamond Hill Investment Partners, L.P., whose underlying assets consist primarily of marketable securities. The General Partner is contingently liable for all of the partnership's liabilities.

Summary financial information, including the Company's carrying value and income from this partnership at December 31, 2003 and 2002 and for the years then ended, is as follows:

                                                2003                2002
                                            ------------        ------------
   Total assets                             $ 21,505,686        $ 12,534,274
   Total liabilities                           9,904,405           5,323,340
   Net assets                                 11,601,281           7,210,934
   Net fair market value of earnings           1,967,729             168,073

   DHCM's carrying value                       1,363,450           1,109,708
   DHCM's income                                 223,852              45,273
   Incentive Fee                                  29,890                   0

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

Note 4       LINE OF CREDIT

The Company renewed a line of credit loan with a maximum principal amount of $325,000 on August 28, 2003 at an annual percentage interest rate of prime plus 0.50%, which is currently 4.50%. The balance due on the line of credit loan at December 31, 2003 was zero ($0). The Company has pledged $390,000 of its fixed income mutual fund investments to secure this line. The line of credit loan is due to mature on August 28, 2004, at which time management intends to renew the line.

Note 5       CAPITAL STOCK

Common Stock
------------

The Company has only one class of securities, Common Stock.

Treasury Stock
--------------

On July 17, 2000, the Company announced a program to repurchase up to 400,000 shares of its Common Stock through open market purchases and privately negotiated transactions. From July 17, 2000 through December 31, 2001, the Company purchased 281,597 shares of its Common Stock for $1,716,407. For the year ended December 31, 2002, the Company purchased 71,300 shares of its Common Stock for $292,700. For the year ended December 31, 2003, the Company did not purchase any of its shares of Common Stock. As of December 31, 2003, the Company has purchased 352,897 shares for $2,009,107 pursuant to the aforementioned 400,000 share repurchase program. On July 22, 2003, the Company issued 110,000 shares out of Treasury Stock in a private placement to certain directors, officers and employees of the Company. The shares were sold at $4.50 per share, and Treasury Stock was reduced by an average cost of $5.72 per share. On December 31, 2003, the Company issued 4,532 shares out of Treasury Stock to fund the Company match portion of the Company's 401(k) retirement plan. The shares were issued at an average price of $5.15 per share, and Treasury Stock was reduced by an average cost of $5.72 per share. The Company's total Treasury Stock share balance as of December 31, 2003 is 303,973.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


Note 5       CAPITAL STOCK (Continued)

Authorization of Preferred Stock
--------------------------------

The Company's Articles of Incorporation authorize the issuance of 1,000,000 shares of "blank check" preferred stock with such designations, rights and preferences, as may be determined from time to time by the Company's Board of Directors. The Board of Directors is empowered, without shareholder approval, to issue preference stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting or other rights of the holders of the Common Stock. There were no shares of preferred stock issued or outstanding at December 31, 2003 or 2002.

Note 6       INCOME TAXES

The Company files a consolidated Federal income tax return. It is the policy of the Company to allocate the consolidated tax provision to subsidiaries as if each subsidiary's tax liability or benefit were determined on a separate company basis. As part of the consolidated group, subsidiaries transfer to the Company their current Federal tax liability or assets.

                                                         2003           2002
                                                     -----------    -----------
Current income tax provision (benefit)               $        --    $        --
Deferred income tax provision (benefit)                       --             --
                                                     -----------    -----------
Provision (benefit) for income taxes                 $        --    $        --
                                                     ===========    ===========


A reconciliation of income tax expense at the statutory rate to the Company's effective rate is as follows:

                                                         2003           2002
                                                     -----------    -----------
Income tax expense expected statutory rate xxx                34%            34%
Prior year provision adjustment                                0              0
Dividends received deduction                                   0              0
Unrealized gain                                                0              0
Valuation allowance                                          (34)           (34)
                                                     -----------    -----------
Income tax expense effective rate                              0%             0%
                                                     ===========    ===========


   Deferred tax assets and liabilities consist of the following at December 31, 2003 and 2002:

                                                         2003           2002
                                                     -----------    -----------
Deferred tax benefit of NOL carryforward             $ 1,819,000    $ 1,441,000
Stock options and warrants                                    --             --
Investment write down                                         --             --
Unrealized (gains) losses                                (62,000)        36,000
Other liabilities                                        (14,000)       (14,000)
Valuation allowance                                   (1,743,000)    (1,463,000)
                                                     -----------    -----------

Net deferred tax assets (liabilities)                $        --    $        --
                                                     ===========    ===========

As of December 31, 2003, the Company and its subsidiaries had net operating loss
(NOL) carry forwards for tax purposes of approximately $7,274,000. These NOL's will expire from 2016 to 2023. Any future changes in control may limit the availability of NOL carryforwards.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


Note 7       OPERATING LEASES

The Company leases office space under an operating lease. Under the previous operating lease, which expired July 2002, total lease expenses were approximately $85,500 for the seven months ended July 31, 2002. The Company entered into a new lease agreement effective May 1, 2002, which terminates on May 31, 2005. Under this new lease agreement, total lease expenses for the years ended December 31, 2002 and 2003 were $50,000 and $120,000, respectively. The future minimum lease payments under the operating lease are as follows:

                     Year Ended             Amount
                    ------------           --------
                        2004               120,000
                        2005                50,000

Note 8       MUTUAL FUND ADMINISTRATION

DHCM has an administrative, fund accounting and transfer agency services agreement with Diamond Hill Funds, an Ohio business trust, under which DHCM performs certain services for each series of the trust. These services include mutual fund administration, accounting, transfer agency and other related functions. For performing these services, each series of the trust compensates DHCM a fee at an annual rate of 0.45% times each series' average daily net assets. DHCM collected $268,164 and $179,647 for mutual fund administration revenue for the year ended December 31, 2003 and 2002, respectively. In fulfilling its role under this agreement, DHCM has engaged several third-party providers, and the cost for their services are paid by DHCM. Mutual fund administration expense for the year ended December 31, 2003 and 2002 was $526,390 and $511,072, respectively.

Note 9       MUTUAL FUND DISTRIBUTION

DHS is the principal underwriter for Diamond Hill Funds, an Ohio business trust, and may pay third-party financial institutions a fee for distribution or for performing certain servicing functions for mutual fund shareholders. For performing distribution functions, DHS collects front-end and back-end sales loads, ranging from 1.00% to 5.75% or underwriting fees of 0.50% on fund investments. DHS also collects 12b-1 fees at an annual rate ranging from 0.25% to 1.00% times each series' average daily net assets. Mutual fund distribution revenue for the year ended December 31, 2003 and 2002 was $164,732 and $114,792, respectively. DHS also pays for the production of marketing materials used in the distribution of the Diamond Hill Funds. Mutual fund distribution expense for the year ended December 31, 2003 and 2002 was $258,421 and $184,508, respectively.

Note 10      BROKER-DEALER

DHS is a registered full-service broker-dealer transacting security trades through its clearing broker under a correspondent agreement. For the year ended December 31, 2003 and 2002, broker-dealer activity expenses, principally clearing charges and regulatory fees, totaled $44,449 and $153,159, respectively. DHS earns commissions and service fees related to business transacted through its clearing broker, along with gains and losses from market-making activities. Broker-dealer activity revenue for the year ended December 31, 2003 and 2002 was $26,387 and $9,235, respectively.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


Note 11 EMPLOYEE INCENTIVE PLANS

Incentive Compensation Plan
---------------------------

All full-time employees of the Company are eligible to participate in the Diamond Hill Investment Group Incentive Compensation Plan. The Plan provides that a bonus fund will be established in an amount equal to 20% of the pre-tax realized profits of the Company in excess of a 15% pre-tax return on equity. The amount of the bonus fund is calculated each fiscal quarter on a cumulative basis. The allocation of the bonus fund is to be made by the President of the Company. The Company did not incur any expense under the Plan for the years ended December 31, 2003 and 2002.

Stock Option Plan
-----------------

The Company has a Non-Qualified and Incentive Stock Option Plan that authorizes the grant of options to purchase an aggregate of 500,000 shares of the Company's Common Stock. The Plan provides that the Board of Directors, or a committee appointed by the Board, may grant options and otherwise administer the Option Plan. The exercise price of each incentive stock option or non-qualified stock option must be at least 100% of the fair market value of the Common Stock at the date of grant, and no such option may be exercisable for more than ten years after the date of grant. However, the exercise price of each incentive stock option granted to any shareholder possessing more than 10% of the combined voting power of all classes of capital stock of the Company on the date of grant must not be less than 110% of the fair market value on that date, and no such option may be exercisable more than five years after the date of grant. This Plan was adopted in 1993 and expired by its terms in November 2003. Options issued under this Plan are not affected by the Plan's expiration.

During the year ended December 31, 2003, options to purchase 20,000 shares of Common Stock were issued to employees at an exercise price of $4.50, vesting immediately. Additionally, options to purchase 100,000 shares of Common Stock were issued to employees at an exercise price of $4.50, vesting 20% each year over five years. All of the options have ten-year terms. No options to purchase shares of Common Stock were granted during the year ended December 31, 2002.

The Company applies Accounting Principles Board Opinion 25 and related Interpretations (APB 25) in accounting for stock options and warrants issued to employees and Directors. Accordingly, compensation cost is recognized, when appropriate, based on the intrinsic value of the stock options or warrants.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


Note 11      EMPLOYEE INCENTIVE PLANS (Continued)

Stock Option Plan (Continued)
-----------------

Had compensation cost for all of the Company's stock-based awards been determined in accordance with FAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                    Year Ended          Year Ended
                                                December 31, 2003    December 31, 2002
                                                -----------------    -----------------
   Net income (loss)             As reported      $   (993,534)        $ (2,463,623)
                                 Pro forma        $ (1,205,998)        $ (2,894,517)

   Basic earnings per share      As reported      $      (0.68)        $      (1.73)
                                 Pro forma        $      (0.83)        $      (2.03)

   Diluted earnings per share    As reported      $      (0.68)        $      (1.73)
                                 Pro forma        $      (0.83)        $      (2.03)

To make the computations of pro forma results under FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield for all years and expected lives of ten years. For the year ended December 31, 2003, the average expected volatility was approximately 27%, and the average assumed risk-free interest rate was 1.06%. The options and warrants granted under these plans are not registered and, accordingly, there is no quoted market price.

A summary of the status of the Company's stock option and warrants plans as of December 31, 2003 and December 31, 2002 and changes during the periods ending on those dates is presented below:

                                              Options              Warrants
                                       --------------------  -------------------
                                                   Exercise             Exercise
                                        Shares      Price     Shares     Price
                                       --------    -------   --------   -------
Outstanding January 1, 2002             186,902    $17.245    280,400   $12.897
Granted                                      --         --         --        --
Expired unexercised                     (10,350)    23.583         --        --
Forfeited                               (10,650)    12.803         --        --
                                       --------              --------
Outstanding December 31, 2002           165,902     17.124    280,400    12.897
                                       ========              ========

Exercisable December 31, 2002           100,762    $23.759    200,400   $14.852
                                       ========              ========

Outstanding January 1, 2003             165,902    $17.124    280,400   $12.897
Granted                                 120,000      4.500         --        --
Exercised                                (1,000)     3.910         --
Expired unexercised                     (11,510)    28.983         --        --
Forfeited                               (13,190)    22.008         --        --
                                       --------              --------
Outstanding December 31, 2003           260,202     10.581    280,400    12.897
                                       ========              ========

Exercisable December 31, 2003           116,202    $17.465    240,400   $13.712
                                       ========              ========

Weighted-average fair value of options
granted during the year ended
December 31, 2003, computed in
accordance with FAS 123                                                 $ 1.340

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


Note 11      EMPLOYEE INCENTIVE PLANS (Continued)

Stock Option Plan (Continued)
-----------------

The following table summarizes information about fixed stock options and warrants outstanding at December 31, 2003:

                                            Options                Warrants
                                        ---------------        ----------------

   Range of exercise prices                   $ 73.750                $ 73.750
   Number outstanding                           16,202                  14,000
   Weighted-average remaining
   Contractual life in years                     4.367                   4.359
   Weighted-average exercise price            $ 73.750                $ 73.750
   Number exercisable                           16,202                  14,000


   Range of exercise prices             $ 7.950 - $ 14.375     $ 22.20 - $ 22.50
   Number outstanding                           54,000                  16,400
   Weighted-average remaining
   Contractual life in years                     3.854                   5.361
   Weighted-average exercise price            $ 11.461                $ 22.495
   Number exercisable                           46,000                  16,400


   Range of exercise prices             $ 5.250 - $ 8.450      $ 8.00 - $ 14.375
   Number outstanding                           70,000                 250,000
   Weighted-average remaining
   Contractual life in years                     7.504                   5.794
   Weighted-average exercise price             $ 5.707                  $8.860
   Number exercisable                           34,000                 210,000


   Range of exercise prices                    $ 4.500
   Number outstanding                          120,000
   Weighted-average remaining
   Contractual life in years                     9.436
   Weighted-average exercise price              $4.500
   Number exercisable                           20,000

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


Note 12      REGULATORY REQUIREMENTS

DHS is subject to the uniform net capital rule of the Securities and Exchange Commission (Rule 15c3-1), which requires that the ratio of "aggregate indebtedness" to "net capital" not exceed 15 to 1 (as those terms are defined by the Rule). DHS had net capital of $107,386 as of December 31, 2003, which was in excess of its required minimum net capital of $50,000. The ratio of aggregate indebtedness to net capital was 0.16 to 1 as of December 31, 2003. DHS is also subject to regulations of six states in which it is registered as a licensed broker-dealer.

DHCM and DHS are registered investment advisers and subject to regulation by the SEC pursuant to the Investment Advisors Act of 1940.

Note 13 CONCENTRATIONS OF CREDIT RISK AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

In the normal course of business, the Company periodically sells securities not yet purchased (short sales) for its own account and writes options. The establishment of short positions and option contracts exposes the Company to off-balance sheet market risks in the event prices change, as the Company may be obligated to cover such positions at a loss. At December 31, 2003, the Company had no short security positions, had not written any option contracts and did not own any options. The Company did not experience any credit losses due to the failure of any counterparties to perform during the year December 31, 2003. Senior management of the Company is responsible for reviewing trading positions, exposures, profits and losses, trading strategies and hedging strategies on a daily basis.

Note 14      SEGMENT INFORMATION

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

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


Note 14      SEGMENT INFORMATION (Continued)

Factors management used to identify the enterprises' reportable segments

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

Financial information for the year ended December 31, 2003

                                              Investment      Broker-
                                               Advisory       Dealer        Corporate
                                               Services      Services       Portfolio       Combined
                                             --------------------------------------------------------
Investment Management Fees:
    Mutual funds                             $   465,549    $        --    $        --    $   465,549
    Managed accounts                             606,169             --             --        606,169
    Private partnership                           88,866             --             --         88,866
                                             --------------------------------------------------------
Total investment management fees               1,160,584             --             --      1,160,584
                                             --------------------------------------------------------

Operating Expenses:
    Salaries, benefits & payroll taxes         1,303,892         73,227        143,031      1,520,150
    Legal and audit                                2,300          1,664         66,517         70,481
    General and administrative                   300,773         38,794        104,235        443,802
    Sales and marketing                          123,746            819         25,803        150,368
                                             --------------------------------------------------------
      Total operating expenses                 1,730,711        114,504        339,586      2,184,801
                                             --------------------------------------------------------
Mutual fund administration                      (258,226)            --             --       (258,226)
                                             --------------------------------------------------------
Mutual fund distribution                              --        (93,689)            --        (93,689)
                                             --------------------------------------------------------
Broker-dealer activity                                --        (18,062)            --        (18,062)
                                             --------------------------------------------------------
Net Operating Loss                              (828,353)      (226,255)      (339,586)    (1,394,194)
                                             --------------------------------------------------------
Investment return, net of interest expense            --             --        400,660        400,660
                                             --------------------------------------------------------
Loss Before Taxes                               (828,353)      (226,255)        61,074       (993,534)
Income Tax Provision (Credit)                         --             --             --             --
                                             --------------------------------------------------------
Net Loss                                     $  (828,353)   $  (226,255)   $    61,074    $  (993,534)
                                             ========================================================

Total Assets                                 $   198,734    $   264,497    $ 2,850,417    $ 3,313,648
                                             ========================================================

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


Note 14      SEGMENT INFORMATION (Continued)

   Financial information for the year ended December 31, 2002

                                                 Investment      Broker-
                                                  Advisory       Dealer        Corporate
                                                  Services      Services       Portfolio       Combined
                                                --------------------------------------------------------
   Investment Management Fees:
       Mutual funds                             $   370,163    $        --    $        --    $   370,163
       Managed accounts                             276,390             --             --        276,390
       Private partnership                           22,505             --             --         22,505
                                                --------------------------------------------------------
   Total investment management fees                 669,058             --             --        669,058
                                                --------------------------------------------------------
   Operating Expenses:
       Salaries, benefits & payroll taxes         1,107,001        374,842        120,400      1,602,243
       Legal and audit                                4,307         47,969        133,106        185,382
       General and administrative                   353,672         96,110         61,907        511,689
       Sales and marketing                          149,462         50,618         22,027        222,107
                                                --------------------------------------------------------
         Total operating expenses                 1,614,442        569,539        337,440      2,521,421
                                                --------------------------------------------------------
   Mutual fund administration                      (331,425)            --             --       (331,425)
                                                --------------------------------------------------------
   Mutual fund distribution                              --        (69,716)            --        (69,716)
                                                --------------------------------------------------------
   Broker-dealer activity                                --       (143,924)            --       (143,924)
                                                --------------------------------------------------------
   Net Operating Loss                            (1,276,809)      (783,179)      (337,440)    (2,397,428)
                                                --------------------------------------------------------
   Investment return, net of interest expense            --             --        (66,195)       (66,195)
                                                --------------------------------------------------------
   Loss Before Taxes                             (1,276,809)      (783,179)      (403,635)    (2,463,623)
   Income Tax Provision (Credit)                         --             --             --             --
                                                --------------------------------------------------------
   Net Loss                                     $(1,276,809)   $  (783,179)   $  (403,635)   $(2,463,623)
                                                ========================================================

   Total Assets                                 $   133,915    $   140,801    $ 3,618,756    $ 3,893,472
                                                ========================================================

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND FINANCIAL DISCLOSURES - None

ITEM 8A:     CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that material information relating to the Company would be made hereon to them by others within the Company and would be disclosed on a timely basis.

As of the Evaluation Date, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information regarding this Item 9 is incorporated by reference to our proxy statement for our year 2004 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, under the Captions: "Directors and Executive Officers", "Compliance with
Section 16(a) of the Exchange Act", "Audit Committee" and "Code of Business Conduct and Ethics".

ITEM 10:     EXECUTIVE COMPENSATION

Information regarding this Item 10 is incorporated by reference to our proxy statement for our year 2004 annual meeting of shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, under the Caption: "Executive Compensation".

ITEM 11:     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding this Item 11 is incorporated by reference to our proxy statement for our year 2004 annual meeting of shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, under the Captions: "Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation".

ITEM 12:     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding this Item 12 is incorporated by reference to our proxy statement for our year 2004 annual meeting of shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, under the Caption: " Certain Relationships and Related Transactions".

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES


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

    ***10.2  1993 Non-Qualified and Incentive Stock Option Plan.

   ****10.3 Synovus Securities, Inc., Sub-Advisory Agreement with the Diamond Hill Capital Management, Inc. dated January 30, 2001.

     **10.4 Employment Agreement between the Company and Roderick H. Dillon, Jr. dated May 11, 2000.

     **10.5 Employment Agreement between the Company and James F. Laird dated October 24, 2001.

  *****10.6  Form of  Subscription  Agreement  for Common Shares of Diamond Hill
             Investment Group, Inc. executed by subscribers as part of the private placement on July 22, 2003.

       21.1  Subsidiaries of the Company.

       31.1 Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

       31.2 Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

       32.1 Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15(d)-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C.
             1350).

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

***** Filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-QSB filed on November 14, 2003 and incorporated herein by reference.

(b) Reports on Form 8-K

     A Form 8-K was filed on November 18, 2003 to report the Company's earnings for the nine months and three months ended September 30, 2003.

ITEM 14:     PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the years ended December 31, 2003 and 2002, the following fees apply:

                                           Year Ended        Year Ended
                                           12/31/2003        12/31/2002
                                           ----------        ----------
              Audit                        $   30,200        $   24,993
              Audit related                         -                 -
              Tax                               5,500             5,000
              Other                                 -                 -
                                           ----------        ----------
              Total                        $   35,700        $   29,993
                                           ==========        ==========

It is the policy of the Audit Committee to pre-approve the services of the independent accountants and present that approval to the Board of Directors. For the years ended December 31, 2003 and 2002, 100% of the independent accountants' fees were pre-approved by the Audit Committee.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

DIAMOND HILL INVESTMENT GROUP, INC.

/S/ R. H. Dillon
-------------------------------
By R. H. Dillon, President and Director                 March 29, 2004


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title                          Date
--------------------------------------------------------------------------------
/S/ R. H. Dillon                   President and Director         March 29, 2004
--------------------------
R. H. Dillon

/S/ James F. Laird                 Chief Financial Officer        March 29, 2004
--------------------------
James F. Laird

/S/ Dr. Roger D. Blackwell         Director                       March 29, 2004
--------------------------
Dr. Roger D. Blackwell

/S/ David P. Lauer                 Director                       March 29, 2004
--------------------------
David P. Lauer

/S/ James G. Mathias               Director                       March 29, 2004
--------------------------
James G. Mathias

/S/ David R. Meuse                 Director                       March 29, 2004
--------------------------
David R. Meuse

/S/ William G. Perkins             Director                       March 29, 2004
--------------------------
William G. Perkins

/S/ Diane D. Reynolds              Director                       March 29, 2004
--------------------------
Diane D. Reynolds