Form 10QSB
period 2004-03-31
DIAMOND HILL INVESTMENT GROUP INC
filed 2004-05-14
CIK 909108

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of October 31, 2003:
     Common Stock: 1,526,903 shares

Transitional Small Business Disclosure Format (check one): Yes [ ]; No [X]

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

                                                                            PAGE
                                                                            ----

Part I:  FINANCIAL INFORMATION                                              3-20

     Item 1. Financial Statements:                                          3-15

               Consolidated Statements of Financial Condition
               as of March 31, 2004 (unaudited)                                4

               Consolidated Statements of Operations for the
               Three Months Ended March 31, 2004 and 2003 (unaudited)          5

               Consolidated Statements of Cash Flow for the
               Three Months Ended March 31, 2004 and 2003 (unaudited)          6

               Notes to the Consolidated Financial Statements               7-15

     Item 2. Management's Discussion and Analysis or Plan of Operation     16-19

     Item 3. Controls and Procedures                                          20

Part II: OTHER INFORMATION                                                    20

     Item 1. Legal Proceedings                                                20

     Item 2. Changes in Securities                                            20

     Item 3. Defaults Upon Senior Securities                                  20

     Item 4. Submission of Matters to a Vote of Security Holders              20

     Item 5. Other Information                                                20

     Item 6. Exhibits and Reports on Form 8-K                                 20

Signatures                                                                    21

PART I    FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

The accompanying consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, are unaudited, but have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2004

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                              As of March 31, 2004

                                    UNAUDITED
                                    ---------

                                     ASSETS
Cash                                                                      $    161,565
Investment portfolio (note 3 and 4):
     Mutual fund shares and limited partnership interests                    2,444,078
     Not readily marketable equity securities, at estimated fair value          15,108
Accounts receivable:
     Investment products                                                       255,454
     Pending settlements and other                                                 670
     Refundable income taxes                                                    31,000
Property and equipment, net of accumulated depreciation of $145,294            120,031
Deposits and other                                                             210,829
                                                                          ------------

          Total assets                                                    $  3,238,735
                                                                          ============

                                   LIABILITIES

Accrued expenses                                                               116,767
                                                                          ------------

          Total liabilities                                                    116,767
                                                                          ------------

                              SHAREHOLDERS' EQUITY

Common stock: (note 5)
     No par value, 7,000,000 shares authorized,
          1,827,972 shares issued and 1,526,903 shares outstanding          10,034,555
     Treasury stock, at cost (301,069 shares)                               (1,722,591)
     Deferred compensation                                                      (1,826)
Accumulated deficit                                                         (5,188,170)
                                                                          ------------

          Total shareholders' equity                                         3,121,968
                                                                          ------------

          Total liabilities and shareholders' equity                      $  3,238,735
                                                                          ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three Months Ended March 31, 2004 and March 31, 2003

                                    UNAUDITED
                                    ---------

                                                      2004             2003
                                                  ------------     ------------

INVESTMENT MANAGEMENT FEES:
 Mutual funds                                     $    189,838     $     87,997
 Managed accounts                                      244,052          106,786
 Private Partnership                                    32,169           12,255
                                                  ------------     ------------

  Total investment management fees                     466,059          207,038
                                                  ------------     ------------

OPERATING EXPENSES:
 Salaries, benefits and payroll taxes                  423,466          378,897
 Legal and audit                                        32,898           10,243
 General and administrative                             95,122          131,901
 Sales and marketing                                    40,616           31,835
                                                  ------------     ------------

  Total operating expenses                             592,102          552,876
                                                  ------------     ------------

OTHER OPERATING ACTIVITIES:
Mutual fund administration, net (note 7)               (29,829)         (62,800)

Mutual fund distribution, net (note 8)                 (26,040)         (32,539)

Broker-dealer, net (note 9)                                511           (6,637)
                                                  ------------     ------------

NET OPERATING INCOME (LOSS)                           (181,401)        (447,814)
                                                  ------------     ------------

Investment return, net of interest expense             101,179          (55,558)
                                                  ------------     ------------

INCOME (LOSS) BEFORE TAXES                             (80,222)        (503,372)
                                                  ------------     ------------

Income Tax Provision (Credit)                               --               --
                                                  ------------     ------------

NET INCOME (LOSS)                                 $    (80,222)    $   (503,372)
                                                  ============     ============

Basic Earnings (Loss) Per Share                   $      (0.05)    $      (0.36)
                                                  ============     ============

Diluted Earnings (Loss) Per Share                 $      (0.05)    $      (0.36)
                                                  ============     ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2004 and 2003

                                    UNAUDITED
                                    ---------

                                                                      2003             2002
                                                                  ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                             $    (80,222)    $   (503,372)
    Adjustments to reconcile net income (loss)
       to net cash provided by (used in) operating activities:
    Depreciation and amortization                                        9,633            9,602
    Amortization of deferred compensation                                1,918            4,141
    Unrealized (gain) loss                                             (67,668)          24,384
    (Increase) decrease in certain assets:
       Investment portfolio                                            340,815          (55,577)
       Accounts receivable:
          Investment products                                          (82,384)           5,443
          Pending settlements and other                                   (441)             118
          Refundable income taxes                                      (31,000)              --
       Deposits and other                                               16,537           26,724
    Increase (decrease) in certain liabilities-
       Accounts payable to broker-dealers and other                     (1,589)             416
       Accrued expenses and other                                      (20,478)         (46,090)
                                                                  ------------     ------------
          Net cash provided by (used in) operating activities           85,121         (534,211)
                                                                  ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                      --               --
    Proceeds from sale of property and equipment                            --               --
                                                                  ------------     ------------
          Net cash provided by (used in) investing activities               --               --
                                                                  ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Exercise of stock options                                               --            3,910
    Sale of treasury stock                                              25,459               --
                                                                  ------------     ------------
          Net cash provided by (used in) financing activities           25,459            3,910
                                                                  ------------     ------------

NET INCREASE (DECREASE) IN CASH                                        110,580         (530,301)

CASH, BEGINNING OF PERIOD                                               50,985          689,175
                                                                  ------------     ------------

CASH, END OF PERIOD                                               $    161,565     $    158,874
                                                                  ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid during the period for:
    Interest                                                      $        728     $         --
    Income taxes                                                            --               --

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

Note 1    ORGANIZATION AND NATURE OF BUSINESS
          -----------------------------------

Diamond Hill Investment Group, Inc. (the Company) is an Ohio corporation incorporated in May 2002, previously a Florida corporation since April 1990. The Company has two subsidiary operating companies.

Diamond Hill Capital Management, Inc. (DHCM), an Ohio corporation, is a wholly owned subsidiary of the Company and a registered investment adviser. DHCM is the investment adviser to the Diamond Hill Small Cap Fund, Diamond Hill Large Cap Fund, Diamond Hill Focus Long-Short Fund, Diamond Hill Bank & Financial Fund, Diamond Hill Short Term Fixed Income Fund and Diamond Hill Strategic Income Fund, open-end mutual funds, which are each a series in the Diamond Hill Funds trust. DHCM is also the investment adviser to the Diamond Hill Investment Partners, L.P. and offers advisory services to institutional and individual investors.

Diamond Hill Securities, Inc. (DHS), an Ohio corporation, is a wholly owned subsidiary of DHCM and a NASD registered broker-dealer. DHS is registered with the Securities and Exchange Commission and the securities commissions of six states (including Ohio). DHS trades securities on a fully-disclosed basis and clears customer transactions through an unaffiliated broker-dealer that also maintains the customer accounts. DHS is also a registered investment adviser and offers advisory services to institutional and individual investors. The Company is in the process of transitioning DHS services to third party broker-dealers and its advisory business to DHCM. This transition is expected to be complete by June 30, 2004 and to have no material impact to the Company's financial statements.

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

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

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

Earnings Per Share
------------------

Basic and diluted earnings per common share are computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." A reconciliation of the numerators and denominators used in these calculations is shown below:

For the three months ended March 31, 2004:

                          Numerator       Denominator        Amount
                         ------------     ------------    ------------

     Basic Earnings      $    (80,222)       1,525,460    $      (0.05)

     Diluted Earnings    $    (80,222)       1,525,460    $      (0.05)

For the three months ended March 31, 2003:

                          Numerator       Denominator        Amount
                         ------------     ------------    ------------
     Basic Earnings      $   (503,372)       1,409,367    $      (0.36)

     Diluted Earnings    $   (503,372)       1,409,367    $      (0.36)

Stock options and warrants have not been included in the denominator of the diluted per-share computations because the effect of their inclusion would be anti-dilutive.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

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

Note 3    INVESTMENT PORTFOLIO
          --------------------

Investment portfolio balances, which consist of securities classified as trading, are comprised of the following at March 31, 2004:

                                                                 Unrealized    Unrealized
                                       Market         Cost          Gains        Losses
                                     ----------    ----------    ----------    ----------
     Mutual fund shares and
     limited partnership interest    $2,444,078    $1,949,443    $  494,839    $     (204)

     Not readily marketable
     equity securities                   15,108       195,125            --      (180,017)
                                     ----------    ----------    ----------    ----------

     Total                           $2,459,186    $2,144,568    $  494,839    $ (180,221)
                                     ==========    ==========    ==========    ==========

DHCM is the managing member of the General Partner of Diamond Hill Investment Partners, L.P., whose underlying assets consist primarily of marketable securities. The General Partner is contingently liable for all of the partnership's liabilities.

Summary financial information, including the Company's carrying value and income from this partnership at March 31, 2004 and 2003 and for the nine months then ended, is as follows:

                                              2004            2003
                                          ------------    ------------

     Total assets                         $ 24,996,194    $ 13,051,107
     Total liabilities                      11,556,902       4,924,134
     Net assets                             13,439,292       8,126,973
     Net fair market value of earnings         616,566        (899,110)

     DHCM's carrying value                   1,431,972       1,000,589
     DHCM's income                              80,162        (109,119)
     Year to Date Incentive Fee                 11,640              --

DHCM's income from this partnership includes its pro-rata capital allocation. The incentive allocation from the limited partners is accrued quarterly and paid semi-annually. In addition, DHCM earns an administrative fee payable quarterly at the rate of .25% of the value of the limited partners' capital accounts.

Note 4    LINE OF CREDIT
          --------------

The Company renewed its line of credit loan with a maximum principal amount of $325,000 on August 28, 2003 at an annual percentage interest rate of prime plus 0.50%, which is currently 4.50%. The balance due on the line of credit loan at March 31, 2004 was zero ($0). The Company has pledged $390,000 of its fixed income mutual fund investments to secure this line. The line of credit loan is due to mature on August 28, 2004, at which time management intends to renew the line.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

Note 5    CAPITAL STOCK
          -------------

Common Stock
------------
The Company has only one class of securities, Common Stock.

Treasury Stock
--------------
On July 17, 2000, the Company announced a program to repurchase up to 400,000 shares of its Common Stock through open market purchases and privately negotiated transactions. From July 17, 2000 through December 31, 2001, the Company purchased 281,597 shares of its Common Stock for $1,716,407. For the year ended December 31, 2002, the Company purchased 71,300 shares of its Common Stock for $292,700. For the three months ended March 31, 2004, the Company did not purchase any of its shares of Common Stock. As of December 31, 2003, the Company has purchased 352,897 shares for $2,009,107 pursuant to the aforementioned 400,000 share repurchase program. During the three months ended March 31, 2004, the Company issued 2,904 shares out of Treasury Stock to fund the Company match portion of the Company's 401(k) retirement plan. The shares were issued at an average price of $8.77 per share, and Treasury Stock was reduced by an average cost of $5.72 per share. The Company's total Treasury Stock share balance as of March 31, 2004 is 301,069.

Authorization of Preferred Stock
--------------------------------
The Company's Articles of Incorporation authorize the issuance of 1,000,000 shares of "blank check" preferred stock with such designations, rights and preferences, as may be determined from time to time by the Company's Board of Directors. The Board of Directors is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting or other rights of the holders of the Common Stock. There were no shares of preferred stock issued or outstanding at March 31, 2004.

Note 6    OPERATING LEASES
          ----------------

The Company leases office space under an operating lease agreement effective May 1, 2002, which terminates on May 31, 2005. Total lease expenses for the three months ended March 31, 2004 were $30,000. The future minimum lease payments under the operating lease are as follows:

                     Year Ended             Amount
                     ----------            -------

                        2004               120,000
                        2005                50,000

Note 7    MUTUAL FUND ADMINISTRATION
          --------------------------

DHCM has an administrative, fund accounting and transfer agency services agreement with Diamond Hill Funds, an Ohio business trust, under which DHCM performs certain services for each series of the trust. These services include mutual fund administration, accounting, transfer agency and other related functions. For performing these services, each series of the trust compensates DHCM a fee at an annual rate of 0.45% times each series' average daily net assets. DHCM collected $119,085and $49,060 for mutual fund administration revenue for the three months ended March 31, 2004 and 2003, respectively. In fulfilling its role under this agreement, DHCM has engaged several third-party providers, and the cost for their services are paid by DHCM. Mutual fund administration expense for the three months ended March 31, 2004 and 2003 was $148,914 and $111,860, respectively.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

Note 8    MUTUAL FUND DISTRIBUTION
          ------------------------

DHS is the principal underwriter for Diamond Hill Funds, an Ohio business trust, and may pay third-party financial institutions a fee for distribution or for performing certain servicing functions for mutual fund shareholders. For performing distribution functions, DHS collects front-end and back-end sales loads, ranging from 0.25% to 5.75% or underwriting fees of 0.25% to 0.50% on fund investments. DHS also collects 12b-1 fees at an annual rate ranging from 0.25% to 1.00% times each series' average daily net assets. Mutual fund distribution revenue for the three months ended March 31, 2004 and 2003, DHS collected $78,951 and $28,903 for distribution revenue. DHS also pays for the production of marketing materials used in the distribution of the Diamond Hill Funds. Mutual fund distribution expense for the three months ended March 31, 2004 and 2003 was $104,991 and $61,442, respectively.

Note 9    BROKER-DEALER
          -------------

DHS is a registered full-service broker-dealer transacting security trades through its clearing broker under a correspondent agreement. For the three months ended March 31, 2004 and 2003, broker-dealer activity expenses, principally clearing charges and regulatory fees, totaled $5,919 and $22,270, respectively. DHS earns commissions and service fees related to business transacted through its clearing broker, along with gains and losses from market-making activities. Broker-dealer activity revenue for the three months ended March 31, 2004 and 2003 was $6,430 and $15,633, respectively. The Company is in the process of transitioning DHS services to third party broker-dealers and its advisory business to DHCM. This transition is expected to be complete by June 30, 2004 and to have no material impact to the Company's financial statements.

Note 10   EMPLOYEE INCENTIVE PLANS
          ------------------------

Incentive Compensation Plan
---------------------------
All full-time employees of the Company are eligible to participate in the Diamond Hill Investment Group Incentive Compensation Plan. The Plan provides that a bonus fund will be established in an amount equal to 20% of the pre-tax realized profits of the Company in excess of a 15% pre-tax return on equity. The amount of the bonus fund is calculated each fiscal quarter on a cumulative basis. The allocation of the bonus fund is to be made by the President of the Company. The Company did not incur any expense under the Plan for the three months ended March 31, 2004 and 2003.

Stock Option Plan
-----------------
The Company adopted a Non-Qualified and Incentive Stock Option Plan in 1993 that authorized the grant of options to purchase an aggregate of 500,000 shares of the Company's Common Stock. The Plan provided that the Board of Directors, or a committee appointed by the Board, may grant options and otherwise administer the Option Plan. The exercise price of each incentive stock option or non-qualified stock option must be at least 100% of the fair market value of the Common Stock at the date of grant, and no such option may be exercisable for more than ten years after the date of grant. However, the exercise price of each incentive stock option granted to any shareholder possessing more than 10% of the combined voting power of all classes of capital stock of the Company on the date of grant must not be less than 110% of the fair market value on that date, and no such option may be exercisable more than five years after the date of grant. This Plan expired by its terms in November 2003. Options issued under this Plan are not affected by the Plan's expiration. All outstanding options, reflected in the tables following, were issued under this plan. Of the warrants shown in the tables following, 80,400 were issued pursuant to this plan.

The Company applies Accounting Principles Board Opinion 25 and related Interpretations (APB 25) in accounting for stock options and warrants issued to employees and Directors. Accordingly, compensation cost is recognized based on the intrinsic value of the stock options or warrants.

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

Note 10   EMPLOYEE INCENTIVE PLANS (Continued)
          ------------------------

Stock Option Plan (Continued)
-----------------
Had compensation cost for all of the Company's stock-based awards been determined in accordance with FAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                THREE MONTHS ENDED
                                                     MARCH 31
                                           -----------------------------
                                               2004             2003
                                           ------------     ------------

Net income, as reported                         (80,222)        (503,372)

Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                      (40,021)         (54,078)

Pro forma net income                           (120,243)        (557,450)

Earnings per share:

Basic - as reported                               (0.05)           (0.36)
Basic - pro forma                                 (0.08)           (0.40)

Diluted - as reported                             (0.05)           (0.36)
Diluted - pro forma                               (0.08)           (0.40)

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

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

Note 10   EMPLOYEE INCENTIVE PLANS (Continued)
          ------------------------

Stock Option Plan (Continued)
-----------------
A summary of the status of the Company's stock option and warrants plans as of March 31, 2004 and 2003 and changes during the three months ending on those dates is presented below:

                                          Options                    Warrants
                                 -------------------------    ------------------------
                                                Exercise                    Exercise
                                    Shares        Price          Shares       Price
                                    ------        -----          ------       -----
Outstanding December 31, 2002       165,902     $   17.245       280,400    $   12.897
Granted                                  --             --            --            --
Exercised                            (1,000)         3.910            --            --
Expired unexercised                 (11,510)        28.983            --            --
Forfeited                            (5,690)        10.651            --            --
                                 ----------                   ----------
Outstanding March 31, 2003          147,702         16.540       280,400        12.897
                                 ==========                   ==========

Exercisable March 31, 2003           87,052     $   23.478       200,400    $   14.852
                                 ==========                   ==========

Outstanding December 31, 2003       260,202     $   10.581       280,400    $   12.897
Granted                                  --             --            --            --
Exercised                                --             --            --            --
Expired unexercised                      --             --            --            --
Forfeited                                --             --            --            --
                                 ----------                   ----------
Outstanding March 31, 2004          260,202         10.581       280,400        12.897
                                 ==========                   ==========

Exercisable March 31, 2004          116,202     $   17.465       240,400    $   13.712
                                 ==========                   ==========

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

Note 10   EMPLOYEE INCENTIVE PLANS (Continued)
          ------------------------

Stock Option Plan (Continued)
-----------------
The following table summarizes information about fixed stock options and warrants outstanding at March 31, 2004:

                                        Options                 Warrants
                                   ------------------      ------------------

Exercise price                          $  73.750               $  73.750
Number outstanding                         16,202                  14,000
Weighted-average remaining
Contractual life in years                   4.117                   4.109
Weighted-average exercise price         $  73.750               $  73.750
Number exercisable                         16,202                  14,000

Range of exercise prices           $ 7.95 - $ 14.375       $ 22.20 - $ 22.50
Number outstanding                         54,000                  16,400
Weighted-average remaining
Contractual life in years                   3.604                   5.111
Weighted-average exercise price         $  11.461               $  22.495
Number exercisable                         46,000                  16,400

Range of exercise prices            $ 5.25 - $ 8.45         $ 8.00 - $ 14.375
Number outstanding                         70,000                 250,000
Weighted-average remaining
Contractual life in years                   7.254                   5.544
Weighted-average exercise price         $   5.707               $   8.860
Number exercisable                         34,000                 210,000

Exercise price                          $    4.50
Number outstanding                        120,000
Weighted-average remaining
Contractual life in years                   9.186
Weighted-average exercise price         $   4.500
Number exercisable                         20,000

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

Note 11   REGULATORY REQUIREMENTS
          -----------------------

DHS is subject to the uniform net capital rule of the Securities and Exchange Commission (Rule 15c3-1), which requires that the ratio of "aggregate indebtedness" to "net capital" not exceed 15 to 1 (as those terms are defined by the Rule). DHS had net capital of $152,569 as of March 31, 2004, which was in excess of its required minimum net capital of $50,000. The ratio of aggregate indebtedness to net capital was .21 to 1 as of March 31, 2004. DHS is also subject to regulations of six states in which it is registered as a licensed broker-dealer.

DHCM and DHS are registered investment advisers and subject to regulation by the SEC pursuant to the Investment Advisors Act of 1940.

Note 12   CONCENTRATIONS OF CREDIT RISK AND FINANCIAL INSTRUMENTS WITH
          ------------------------------------------------------------
          OFF-BALANCE SHEET RISK
          ----------------------

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

In the normal course of business, the Company periodically sells securities not yet purchased (short sales) for its own account and writes options. The establishment of short positions and option contracts exposes the Company to off-balance sheet market risks in the event prices change, as the Company may be obligated to cover such positions at a loss. At March 31, 2004, the Company had no short security positions, had not written any option contracts and did not own any options. The Company did not experience any credit losses due to the failure of any counterparties to perform during the nine months ended March 31, 2004. Senior management of the Company is responsible for reviewing trading positions, exposures, profits and losses, trading strategies and hedging strategies on a daily basis.

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

General
-------

In May of 2000 the board of directors decided to shift the Company's business focus from the broker dealer subsidiary (DHS) to the investment advisory subsidiary (DHCM). DHS employed a group of individual brokers and analysts focused on offering portfolios of community bank stocks to retail clients. In contrast, DHCM manages funds and separate accounts comprised of equity and fixed income securities broadly diversified by company and industry, with the exception of the Bank & Financial Fund, which is focused on a single sector. Furthermore, DHCM offers its services through third party financial intermediaries such as brokers and financial planners, and direct to institutions such as insurance companies, pensions and endowments. In order to make this shift in business focus the Company eliminated a number of positions from DHS and added a number of positions in DHCM to support the new emphasis. Most of the costs associated with the business transition were incurred in 2000, 2001 and 2002. The final change anticipated under this initiative is the planned transition of the remaining brokerage and advisory business of DHS to third party firms and to DHCM. This transition is expected to be complete by June 30, 2004 and to have no material impact on the financial statements of the Company. The Company believes that this process was necessary in order to achieve a critical threshold of assets under management needed to generate sufficient revenue to ultimately achieve profitability. Management believes that the Company can achieve breakeven from operations if assets under management reach somewhere between $400 - $600 million. However, there can be no assurance that the Company will be able to achieve the critical threshold of assets under management to support future operations.

Assets Under Management
-----------------------

As of March 31, 2004, assets under management totaled $302.1 million, an 21% increase from December 31, 2003. Assets under management grew by 133% as of March 31, 2004 in comparison to March 31, 2003. Asset growth for the three months and year ended March 31, 2004 is not necessarily indicative of the results that may be expected for the entire fiscal year ended December 31, 2004. The table below provides a summary of assets under management:

                                     3/31/2004      12/31/2003       3/31/2003
                                   ------------    ------------    ------------
Separately Managed Accounts        $173,152,284    $142,606,649    $ 78,109,054
Mutual Funds                        115,482,398      95,864,575      43,180,916
Alternative Investment               13,439,292      11,601,281       8,126,973
                                   ------------    ------------    ------------
  Total Assets Under Management    $302,073,974    $250,072,505    $129,416,943

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

Three months ended March 31, 2004 compared to Three Months ended March 31, 2003
-------------------------------------------------------------------------------

Investment management revenues for the three months ended March 31, 2004 increased to $466,059 compared to $207,038 for the three months ended March 31, 2003, a 125% increase. This increase results primarily from the increase in assets under management from which the Company derives its revenues.

The Company increased its investment management fees from all three of its investment products - mutual funds, managed accounts and a private investment partnership, Diamond Hill Investment Partners, L.P. ("DHIP"). Fees from mutual funds for the three months ended March 31, 2004 and 2003, were $189,838 and $87,997, respectively, a 116% increase. Fees from managed accounts posted the largest dollar increase over the three months ended March 31, 2003, with at dollar increase of $137,266, or a 129% increase. Investment management fees collected from the DHIP improved by 162%, over the three months ended March 31, 2003. These fees grew from $12,255 to $32,169, which includes a $11,640 incentive allocation. In conjunction with the shift in emphasis to the investment advisory services of DHCM, a program has been initiated to attempt to gather new assets under management at DHCM. Assets under management increased to $302,073,974 as of March 31, 2004, a 21% increase since December 31, 2003. However, there can be no assurance that the Company will be able to achieve the critical threshold of assets under management at DHCM to support future operations.

Operating expenses for the three months ended March 31, 2004 increased to $592,102 compared to $378,897 for the three months ended March 31, 2003, an increase of 7%. Salaries, benefits and payroll taxes grew by 12% to $423,466 in 2004 versus $378,897 in 2003. Legal and audit expense more than doubled to $32,898 from $10,243 for the three months ended March 31, 2004 versus the three months ended March 31, 2003. Since there are no current plans for major administrative projects or new products, management expects legal and audit professional expense to remain steady in 2004 as compared to 2003. General and administrative expenses decreased to $95,122 in 2004 compared to $131,901 in 2003, a decrease of 28%. Sales and marketing expense for the three months ended March 31, 2004 increased by 28% to $40,616 from $31,835 for the three months ended March 31, 2003. This increase is due to the expenditures for consulting services.

Mutual fund administration, which is administrative services fees collected in connection with the Company's mutual fund products net of all mutual fund administrative expenses paid by the Company, decreased from a net expense of $62,800 for the three months ended March 31, 2003 to $29,829 for the three months ended March 31, 2004, a 53% improvement. Administrative fees collected and expenses paid increased for the three months ended March 31, 2004 versus the three months ended March 31, 2003. This increase in fees is primarily due to the increase in assets under management in the Company's mutual fund products. The increase in expenses is primarily due to the increase in asset-based expenses. DHCM has an administrative, fund accounting and transfer agency services agreement with the Diamond Hill Funds, where DHCM performs certain services for each series of the trust. These services include mutual fund administration, accounting, transfer agency and other related functions. For performing these administrative services, each series of the trust compensates DHCM a fee at an annual rate of 0.45% times each series' average daily net assets. DHCM collected $119,085 and $49,060 for mutual fund administration revenue for the three months ended March 31, 2004 and 2003, respectively. In fulfilling its role under this agreement, DHCM has engaged several third-party providers and the cost for their services are paid by DHCM. Mutual fund administration expense for the three months ended March 31, 2004 and 2003 were $148,914 and $111,860, respectively. As assets under management grow in the mutual fund products, the Company expects fees collected to increase, while the Company expects expenses paid to increase but not as quickly are fees collected; therefore, causing the net mutual fund administration expense to decrease.

Mutual fund distribution, which includes distribution fees collected in connection with sales of the Company's mutual funds net of all mutual fund distribution expenses paid by the Company, decreased to a net expense of $26,040 for the three months ended March 31, 2004 from $32,539 for the three months ended March 31, 2003. Mutual fund distribution fees and expenses both increased during the three months ended March 31, 2004 versus the three months ended March 31, 2003. For performing these distribution functions, DHS collects front-end and back-end sales loads, ranging from 0.25% to 5.75% or underwriting fees of 0.25% to

              DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

0.50% on fund investments. DHS also collects 12b-1 fees at an annual rate ranging from 0.25% to 1.00% times each series' average daily net assets. Mutual fund distribution revenue for the three months ended March 31, 2004 and 2003 was $78,951 and $28,903, respectively. This increase in fees is primarily due to the increase in sales of the Company's mutual fund products. DHS is the principal underwriter for Diamond Hill Funds, an Ohio business trust, and may pay third-party financial institutions a fee for distribution or for performing certain servicing functions for mutual fund shareholders. DHS also pays for the production of marketing materials used in the distribution of the Diamond Hill Funds. Mutual fund distribution expense for the three months ended March 31, 2004 and 2003 was $104,991 and $61,442, respectively. This increase is the result of increased sales of the mutual fund shares in 2004 versus 2003, in which DHS finances the commissions paid. As assets under management grow in the mutual fund products, the Company expects fees collected to increase, while the Company expects expenses paid to remain steady or increase; therefore, causing the net mutual fund distribution expense to remain steady or increase.

Broker-dealer activity, which is revenue from security transactions and market-making activity net of broker-dealer expenses which are comprised principally of clearing costs and regulatory fees, decreased to a net revenue of $511 for the three months ended March 31, 2004 from a net expense of $6,637 for the three months ended March 31, 2003, a 108% improvement. DHS is a registered full-service broker-dealer and transacts security trades through its clearing broker under a correspondent agreement. For the three months ended March 31, 2004 and 2003, broker-dealer activity expenses were $5,919 and $22,270, respectively. This decrease is largely due to the reduction in overhead and commission expense from reduced activity. DHS earns commissions and service fees related to business transacted through its clearing broker, along with gains and losses from market-making activities. Broker-dealer activity generated revenue of $6,430 for the three months ended March 31, 2004 and $15,633 for the three months ended March 31, 2003. In conjunction with the Company's shift in emphasis from its traditional investment related activities through DHS, to the investment advisory services of DHCM, broker dealer activities through DHS have declined. The Company is in the process of transitioning DHS services to third party broker-dealers and its advisory business to DHCM. This transition is expected to be complete by June 30, 2004 and to have no material impact to the Company's financial statements.

The Company's net operating loss decreased to $181,401 for the three months ended March 31, 2004 from $447,814 for the three months ended March 31, 2003, a 59% improvement.

Investment return, net of interest expense, increased to a gain of $101,179 for the three months ended March 31, 2004 from a loss of $55,558 for the three months ended March 31, 2003. This investment gain results primarily from increases in market values of investments in the limited partnership interest and the Company's mutual funds. Management is unable to predict how future fluctuations in market values will impact the performance of the Company's investment portfolios. Dividend income decreased by a 50% to $14,909 for the three months ended March 31, 2004 compared to $29,945 for the three months ended March 31, 2003. In 2004, dividend income may decrease versus 2003 since both the amount of portfolio investments and the yields may be lower in 2004 versus 2003. As a result of better market returns in 2003 versus 2002, the Company's net loss decreased by 84% for the three months ended March 31, 2004 compared to the same time period for 2003.

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

During the three months ended March 31, 2004, the Company liquidated $375,000 of the Company's fixed income mutual funds. The cash from this liquidation was used to provide short-term liquidity for current operating expenses.

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

At March 31, 2004, the Company had no short security positions, had not written any option contracts, and did not own any options. The Company did not experience any credit losses due to the failure of any counter parties to perform during the three months ended March 31, 2004. Senior management of the Company is responsible for reviewing trading positions, exposures, profits and losses, trading strategies and hedging strategies on a daily basis.

As of March 31, 2004, the Company had working capital of approximately $2.8 million compared to $2.8 million at December 31, 2003 and compared to 2.9 million at March 31, 2003. The increase during the three months ended September 30, 2003 is primarily due to the financing activities, which includes the private placement that occurred on July 22, 2003. The decrease during the nine months ended September 30, 2003 is primarily due to the operating and financing activities, which include the net loss and the private placement, respectively. Working capital includes cash, securities owned and accounts and notes receivable, net of all liabilities. The Company has no long-term debt.

The Company's net cash balance increased by $110,580 during the three months ended March 31, 2004. Net cash provided by operating activities was $85,121. The primary source cash flow was the decrease in the Company's investment portfolio of $340,815. Financing activities provided $25,459 of cash during the three months ended March 31, 2004, from using Treasury Stock to fund the match portion of the Company's 401(k) plan.

The Company's net cash balance decreased by $530,301 during the three months ended March 31, 2003. Net cash used by operating activities was $534,211. The primary use of cash flow was the net loss of $503,372. Financing activities provided $3,910 of cash during the three months ended March 31, 2003, from the exercise Company stock options.

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

(b)  Reports on Form 8-K

     A Form 8-K was filed on March 30, 2004 to report the Company's earnings for the year ended December 31, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

DIAMOND HILL INVESTMENT GROUP, INC.

Signature                          Title                           Date
--------------------------------------------------------------------------------

/s/ R. H. Dillon                   President and Director          May 14, 2004
--------------------------
R. H. Dillon

/s/ James F. Laird                 Chief Financial Officer         May 14, 2004
--------------------------
James F. Laird