Form 10QSB
period 2004-06-30
DIAMOND HILL INVESTMENT GROUP INC
filed 2004-08-13
CIK 909108

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-24498

DIAMOND HILL INVESTMENT GROUP, INC

(Name of small business issuer in its charter)

Ohio	65-0190407
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

375 North Front Street, Suite 300, Columbus, Ohio 43215

(Address of principal executive offices) (Zip Code)

Issuer’s telephone number (614) 255-3333

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 30, 2004:

Common Stock: 1,545,569 shares

Transitional Small Business Disclosure Format (check one):    Yes  ☐;    No  ☒

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

ITEM 1: Financial Statements

The accompanying consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003, are unaudited, but have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for the six months and three months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2004.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

As of June 30, 2004

UNAUDITED

ASSETS
Cash	$11,901
Investment portfolio (note 3 and 4):
Mutual fund shares and limited partnership interests	2,448,454
Not readily marketable equity securities, at estimated fair value	9,993
Accounts receivable:
Investment products	279,999
Refundable income taxes	31,950
Other receivables	133
Property and equipment, net of accumulated depreciation of $148,968	123,421
Deposits and other	217,732

Total assets	$3,123,583

LIABILITIES

Unearned fee income	$1,480
Note payable – line of credit (note 4)	48,700
Accrued expenses	146,971

Total liabilities	197,151

SHAREHOLDERS’ EQUITY

Common stock: (note 5)
No par value, 7,000,000 shares authorized, 1,827,972 shares issued and 1,545,569 shares outstanding	10,103,449
Treasury stock, at cost (282,403 shares)	(1,615,792)
Deferred compensation	(139,248)
Accumulated deficit	(5,421,977)

Total shareholders’ equity	2,926,432

Total liabilities and shareholders’ equity	$3,123,583

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Six Months and Three Months Ended June 30, 2004 and June 30, 2003

UNAUDITED

	6 MONTHS ENDED		3 MONTHS ENDED
	JUN 2004	JUN 2003	JUN 2004	JUN 2003
INVESTMENT MANAGEMENT FEES:
Mutual funds	$404,585	$189,561	$214,747	$101,564
Managed accounts	513,369	253,291	269,317	146,505
Private Partnership	67,491	24,807	35,322	12,552

Total investment management fees	985,445	467,659	519,386	260,621

OPERATING EXPENSES:
Salaries, benefits and payroll taxes	925,915	768,299	502,449	389,402
Legal and audit	58,535	39,636	25,637	29,393
General and administrative	187,592	218,069	92,470	86,168
Sales and marketing	90,807	82,549	50,191	50,714

Total operating expenses	1,262,849	1,108,553	670,747	555,677

Mutual fund administration, net (Note 7)	(76,907)	(160,660)	(47,078)	(97,860)

Mutual fund distribution, net (Note 8)	(67,302)	(55,639)	(41,262)	(23,100)

Broker-dealer activity, net (Note 9)	(714)	(13,270)	(1,225)	(6,633)

NET OPERATING INCOME (LOSS)	(422,327)	(870,463)	(240,926)	(422,649)

Investment return, net of interest expense	108,299	185,281	7,120	240,839

INCOME (LOSS) BEFORE TAXES	(314,028)	(685,182)	(233,806)	(181,810)

Income Tax Provision (Credit)	—	—	—	—

NET INCOME (LOSS)	$(314,028)	$(685,182)	$(233,806)	$(181,810)

Basic Earnings (Loss) Per Share	$(0.21)	$(0.49)	$(0.15)	$(0.13)

Diluted Earnings (Loss) Per Share	$(0.21)	$(0.49)	$(0.15)	$(0.13)

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2004 and 2003

UNAUDITED

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(314,028)	$(685,182)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	19,841	19,205
Amortization of deferred compensation	3,146	7,404
Unrealized (gain) loss	(60,596)	(230,147)
(Increase) decrease in certain assets:
Investment portfolio	334,482	303,085
Accounts receivable:
Investment products	(106,929)	(8,983)
Other	96	118
Refundable income taxes	(31,950)	—
Deposits and other	(129,017)	20,402
Increase (decrease) in certain liabilities-
Accounts payable to broker-dealers and other	(1,589)	1,810
Accrued expenses and other	11,206	(88,363)

Net cash provided by (used in) operating activities	(275,338)	(660,651)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(13,598)	—
Proceeds from sale of property and equipment		—

Net cash provided by (used in) investing activities	(13,598)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options		3,910
Note Payable – line of credit	48,700
Sale of treasury stock	201,152	—

Net cash provided (used in) financing activities	249,852	3,910

NET INCREASE (DECREASE) IN CASH	(39,084)	(656,741)

CASH, BEGINNING OF PERIOD	50,985	689,175

CASH, END OF PERIOD	$11,901	$32,434

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$596	$364
Income taxes	—	—

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

Note 1 ORGANIZATION AND NATURE OF BUSINESS

Diamond Hill Investment Group, Inc. (the Company) is an Ohio corporation incorporated in May 2002, previously a Florida corporation since April 1990. The Company has two subsidiary operating companies.

Diamond Hill Capital Management, Inc. (DHCM), an Ohio corporation, is a wholly owned subsidiary of the Company and a registered investment advisor. DHCM is the investment adviser to the Diamond Hill Funds, a series of open-end mutual funds. DHCM is also the investment adviser to the Diamond Hill Investment Partners, L.P. and offers advisory services to institutional and individual investors.

Diamond Hill Securities, Inc. (DHS), an Ohio corporation, is a wholly owned subsidiary of DHCM and a NASD registered broker-dealer. DHS is registered with the Securities and Exchange Commission and the securities commissions of six states (including Ohio). DHS trades securities on a fully-disclosed basis and clears customer transactions through an unaffiliated broker-dealer that also maintains the customer accounts. DHS is also a registered investment adviser. During the quarter ended June 30, 2004, the DHS transitioned most of its services to third party broker-dealers and its advisory business to DHCM. This transition had no material impact to the Company’s financial statements.

Note 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses for the periods. Actual results could differ from those estimates. The following is a summary of the Company’s significant accounting policies:

Principles of Consolidation

The accompanying consolidated financial statements include the operations of the Company, DHCM and DHS. All material inter-company transactions and balances have been eliminated in consolidation.

Cash

The Company has defined cash as demand deposits, certificate of deposits and money market accounts. The Company maintains its cash in several accounts with two financial institutions.

Accounts Receivable

Accounts receivable are recorded when they are due and are presented in the statement of financial condition net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated on the Company’s historical losses, existing conditions in the industry, and the financial stability of those individuals that owe the receivable. No allowance for doubtful accounts was deemed necessary at June 30, 2004.

Valuation of Investment Portfolio

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

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

Note 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Limited Partnership Interests

DHCM is the managing member of Diamond Hill General Partner, LLC, the General Partner of Diamond Hill Investment Partners, L.P. (DHIP), a limited partnership whose underlying assets consist of marketable securities. DHCM’s investment in DHIP is accounted for using the equity method, under which DHCM’s share of the net earnings or losses of the partnership is reflected in income as earned and distributions received are reflected as reductions of the investment. The Company is actively seeking additional unaffiliated investors for DHIP. Several board members, officers and employees of the Company are members in Diamond Hill General Partner, LLC. The capital of Diamond Hill General Partner, LLC is not subject to a management fee or an incentive fee.

Property and Equipment

Property and equipment, consisting of computer equipment, furniture, and fixtures, is carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over estimated lives of five to seven years.

Revenues

Securities transactions and commissions are accounted for on the trade date basis. Dividend income is recorded on the ex-dividend date and interest income is accrued as earned. Realized gains and losses from sale of securities are determined utilizing the first-in, first-out method (FIFO).

Earnings Per Share

Basic and diluted earnings per common share are computed in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.” A reconciliation of the numerators and denominators used in these calculations is shown below:

For the six months ended June 30, 2004:

	Numerator	Denominator	Amount
Basic Earnings	$(314,028)	1,529,588	$(0.21)

Diluted Earnings	$(314,028)	1,529,588	$(0.21)

For the six months ended June 30, 2003:

	Numerator	Denominator	Amount
Basic Earnings	$(685,182)	1,409,417	$(0.49)

Diluted Earnings	$(685,182)	1,409,417	$(0.49)

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

Note 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share (Continued)

For the three months ended June 30, 2004:

	Numerator	Denominator	Amount
Basic Earnings	$(233,806)	1,533,715	$(0.15)

Diluted Earnings	$(233,806)	1,533,715	$(0.15)

For the three months ended June 30, 2003:

	Numerator	Denominator	Amount
Basic Earnings	$(181,810)	1,409,467	$(0.13)

Diluted Earnings	$(181,810)	1,409,467	$(0.13)

Stock options and warrants have not been included in the denominator of the diluted per-share computations because the effect of their inclusion would be anti-dilutive.

Fair Value of Financial Instruments

Substantially all of the Company’s financial instruments are carried at fair value or amounts approximating fair value. Assets, including accounts receivable, notes and interest receivable and securities owned are carried at amounts that approximate fair value. Similarly, liabilities, including accounts payable and accrued expenses are carried at amounts approximating fair value.

Note 3 INVESTMENT PORTFOLIO

Investment portfolio balances, which consist of securities classified as trading, are comprised of the following at June 30, 2004:

	Market	Cost	Unrealized Gains	Unrealized Losses
Mutual fund shares and limited partnership interest	$2,448,454	$1,960,891	$489,954	$(2,391)

Not readily marketable equity securities	9,993	190,010	—	(180,017)

Total	$2,458,447	$2,150,901	$489,954	$(182,408)

DHCM is the managing member of the General Partner of Diamond Hill Investment Partners, L.P., whose underlying assets consist primarily of marketable securities. The General Partner is contingently liable for all of the partnership’s liabilities.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

Note 3 INVESTMENT PORTFOLIO (Continued)

Summary financial information, including the Company’s carrying value and income from this partnership at June 30, 2004 and 2003 and for the six months then ended, is as follows:

	2004	2003
Total assets	$29,662,715	$17,148,892
Total liabilities	13,351,788	6,134,977
Net assets	16,310,927	11,013,915
Net fair market value of earnings	988,200	687,832

DHCM’s carrying value	1,490,082	1,184,815
DHCM’s income	126,632	75,107

DHCM’s income from this partnership includes its pro-rata capital allocation and its share of an incentive allocation from the limited partners. In addition, DHCM earns a management fee payable quarterly at the rate of .25% of the value of the limited partners’ capital accounts.

Note 4 LINE OF CREDIT

The Company obtained a line of credit loan with a maximum principal amount of $325,000 on August 28, 2003 at an annual percentage interest rate of prime plus 0.50%, which is currently 4.50%. The balance due on the line of credit loan at June 30, 2004 was $48,700. The Company has pledged $390,000 of its fixed income mutual fund investments to secure this line. The line of credit loan is due to mature on August 28, 2004, at which time management intends to renew the line.

Note 5 CAPITAL STOCK

Common Stock

The Company has only one class of securities, Common Stock.

Treasury Stock

On July 17, 2000, the Company announced a program to repurchase up to 400,000 shares of its Common Stock through open market purchases and privately negotiated transactions. From July 17, 2000 through December 31, 2001, the Company purchased 281,597 shares of its Common Stock for $1,716,407. For the year ended December 31, 2002, the Company purchased 71,300 shares of its Common Stock for $292,700. For the six months and three months ended June 30, 2004, the Company did not purchase any of its shares of Common Stock. As of June 30, 2003, the Company has purchased 352,897 shares for $2,009,107 pursuant to the aforementioned 400,000 share repurchase program. During the six months ending June 30, 2004, The Company has issued 21,570 shares of Treasury Stock (15,000 shares to employees in the form a restricted stock grant and 6,570 to fulfill the Company’s match under the Company’s 401k Plan). The Company’s total Treasury Stock share balance as of June 30, 2004 is 282,403.

Authorization of Preferred Stock

The Company’s Articles of Incorporation authorize the issuance of 1,000,000 shares of “blank check” preferred stock with such designations, rights and preferences, as may be determined from time to time by the Company’s Board of Directors. The Board of Directors is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting or other rights of the holders of the Common Stock. There were no shares of preferred stock issued or outstanding at June 30, 2004.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

Note 6 OPERATING LEASES

The Company leases office space under an operating lease agreement effective May 1, 2002, which terminates on May 31, 2005. Total lease expenses for the six months and three months ended June 30, 2004 were $60,000 and $30,000, respectively. The future minimum lease payments under the operating lease are as follows:

Year Ended	Amount
2004	120,000
2005	50,000

Note 7 MUTUAL FUND ADMINISTRATION

DHCM has an administrative, fund accounting and transfer agency services agreement with Diamond Hill Funds, an Ohio business trust, under which DHCM performs certain services for each series of the trust. These services include mutual fund administration, accounting, transfer agency and other related functions. For performing these services, each series of the trust compensates DHCM a fee at an annual rate of 0.45% times each series’ average daily net assets. DHCM collected $250,762 and $101,941 for mutual fund administration revenue for the six months ended June 30, 2004 and 2003, respectively; and for the three months ended June 30, 2004 and 2003, DHCM collected $131,677 and $52,881 for administration revenue, respectively. In fulfilling its role under this agreement, DHCM has engaged several third-party providers, and the cost for their services is paid by DHCM. Mutual fund administration expense for the six months ended June 30, 2004 and 2003 was $327,669 and $262,601, respectively, and for the three months ended June 30, 2004 and 2004 was $178,755 and $150,741, respectively.

Note 8 MUTUAL FUND DISTRIBUTION

On April 30, 2004, DHS discontinued providing mutual fund distribution services as the principal underwriter for Diamond Hill Funds. Prior to April 30, 2004 DHS collected front-end and back-end sales loads, ranging from 1.00% to 5.75% and/or underwriting fees of 0.50% on fund investments. DHS also collected 12b-1 fees at an annual rate ranging from 0.25% to 1.00% times each series’ average daily net assets. Mutual fund distribution revenue for the six months ended June 30, 2004 and 2003 was $121,617 and $62,307, respectively; and for the three months ended June 30, 2004 and 2003, DHS collected $42,666 and $33,404 for distribution revenue. DHS also paid for the production of marketing materials used in the distribution of the Diamond Hill Funds. Mutual fund distribution expense for the six months ended June 30, 2004 and 2003 was $188,919 and $117,946, respectively, and for the three months ended June 30, 2004 and 2003 was $83,928 and $56,504, respectively.

Note 9 BROKER-DEALER ACTIVITY

DHS is a registered full-service broker-dealer transacting security trades through its clearing broker under a correspondent agreement. For the six months ended June 30, 2004 and 2003, broker-dealer activity expenses, principally clearing charges and regulatory fees, totaled $11,275 and $32,605, respectively, and for the three months ended June 30, 2004 and 2003 totaled $5,356 and $10,335, respectively. DHS earns commissions and service fees related to business transacted through its clearing broker, along with gains and losses from market-making activities. Broker-dealer activity revenue for the six months ended June 30, 2004 and 2003 was $10,561 and $19,335, respectively. For the three months ended June 30, 2004 and 2003, broker-dealer activity revenue was $4,131 and $3,702, respectively. During the quarter ended June 30, 2004, DHS transitioned most of its services to third party broker-dealers and its advisory business to DHCM. This transition had no material impact on the Company’s financial statements.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

Note 10 EMPLOYEE INCENTIVE PLANS

Incentive Compensation Plan

All full-time employees of the Company are eligible to participate in the Diamond Hill Investment Group Incentive Compensation Plan. The Plan provides that a bonus fund will be established in an amount equal to 20% of the pre-tax realized profits of the Company in excess of a 15% pre-tax return on equity. The amount of the bonus fund is calculated each fiscal quarter on a cumulative basis. The allocation of the bonus fund is to be made by the President of the Company. The Company did not incur any expense under the Plan for the six months and three months ended June 30, 2004 and 2003.

Equity Compensation Grants

On May 13, 2004 the Company’s shareholders approved terms and conditions of certain equity compensation grants to three key employees. Under the terms approved a total of 75,000 shares of restricted stock and restricted stock units were issued to the key employees on May 31, 2004. The restricted stock and restricted stock units are restricted from sale and do not vest until May 31, 2009.

Stock Option Plan

The Company adopted a Non-Qualified and Incentive Stock Option Plan in 1993 that authorizes the grant of options to purchase an aggregate of 500,000 shares of the Company’s Common Stock. The Plan provides that the Board of Directors, or a committee appointed by the Board, may grant options and otherwise administer the Option Plan. The exercise price of each incentive stock option or non-qualified stock option must be at least 100% of the fair market value of the Common Stock at the date of grant, and no such option may be exercisable for more than ten years after the date of grant. However, the exercise price of each incentive stock option granted to any shareholder possessing more than 10% of the combined voting power of all classes of capital stock of the Company on the date of grant must not be less than 110% of the fair market value on that date, and no such option may be exercisable more than five years after the date of grant. This Plan expired by its terms in November 2003. Options issued under this Plan are not affected by the Plan’s expiration. All outstanding options, reflected in the tables following, were issued under this plan. Of the warrants shown in the tables following, 80,400 were issued pursuant to this plan.

The Company applies Accounting Principles Board Opinion 25 and related Interpretations (APB 25) in accounting for stock options and warrants issued to employees and Directors. Accordingly, compensation cost is recognized based on the intrinsic value of the stock options or warrants.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

Note 10 EMPLOYEE INCENTIVE PLANS (Continued)

Stock Option Plan (Continued)

Had compensation cost for all of the Company’s stock-based awards been determined in accordance with FAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net income, as reported	(233,806)	(181,810)	(314,028)	(685,182)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(32,339)	(76,594)	(72,360)	(130,762)

Pro forma net income	(266,145)	(258,404)	(386,388)	(815,944)

Earnings per share:

Basic - as reported	(0.15)	(0.13)	(0.21)	(0.49)
Basic - pro forma	(0.17)	(0.18)	(0.25)	(0.58)

Diluted - as reported	(0.15)	(0.13)	(0.21)	(0.49)
Diluted - pro forma	(0.17)	(0.18)	(0.25)	(0.58)

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

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

Note 10 EMPLOYEE INCENTIVE PLANS (Continued)

Stock Option Plan (Continued)

A summary of the status of the Company’s stock option and warrants plans as of June 30, 2004 and June 30, 2003 and changes during the six months ending on those dates is presented below:

	Options		Warrants
	Shares	Exercise Price	Shares	Exercise Price
Outstanding December 31, 2002	165,902	$17.124	280,400	$12.895
Granted	120,000	4.500	—	—
Exercised	1,000	3.910	—	—
Expired unexercised	(11,510)	28.983	—	—
Forfeited	(25,190)	15.468	—	—

Outstanding June 30, 2003	248,202	10.693	280,400	13.712

Exercisable June 30, 2003	102,202	$19.023	200,400	$14.852

Outstanding December 31, 2003	260,202	$10.581	280,400	$12.897
Granted		—	—	—
Exercised		—	—	—
Expired unexercised		—	—	—
Forfeited		—	—	—

Outstanding June 30, 2004	260,202	10.581	280,400	12.897

Exercisable June 30, 2004	138,202	$15.459	280,400	$12.897

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

Note 10 EMPLOYEE INCENTIVE PLANS (Continued)

Stock Option Plan (Continued)

The following table summarizes information about fixed stock options and warrants outstanding at June 30, 2004:

	Options	Warrants
Exercise price	$73.750	$73.750
Number outstanding	16,202	14,000
Weighted-average remaining
Contractual life in years	3.867	3.859
Weighted-average exercise price	$73.750	$73.750
Number exercisable	16,202	14,000

Range of exercise prices	$7.95 - $ 14.375	$22.20 - $ 22.50
Number outstanding	54,000	16,400
Weighted-average remaining
Contractual life in years	3.354	4.861
Weighted-average exercise price	$11.461	$22.495
Number exercisable	46,000	16,400

Range of exercise prices	$5.25 - $ 8.45	$8.00 - $ 14.375
Number outstanding	70,000	250,000
Weighted-average remaining
Contractual life in years	7.004	5.294
Weighted-average exercise price	$5.707	$8.860
Number exercisable	36,000	250,000

Exercise price	$4.50
Number outstanding	120,000
Weighted-average remaining
Contractual life in years	8.936
Weighted-average exercise price	$4.500
Number exercisable	40,000

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

Note 11 REGULATORY REQUIREMENTS

DHS is subject to the uniform net capital rule of the Securities and Exchange Commission (Rule 15c3-1), which requires that the ratio of “aggregate indebtedness” to “net capital” not exceed 15 to 1 (as those terms are defined by the Rule). DHS had net capital of $72,468 as of June 30, 2004, which was in excess of its required minimum net capital of $50,000. The ratio of aggregate indebtedness to net capital was .20 to 1 as of June 30, 2004. DHS is also subject to regulations of the District of Columbia and nine states in which it is registered as a licensed broker-dealer.

DHCM and DHS are registered investment advisers and subject to regulation by the SEC pursuant to the Investment Advisors Act of 1940.

Note 12 CONCENTRATIONS OF CREDIT RISK AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

Note 13 SUBSEQUENT EVENT

On July 21, 2004, the Company sold 60,000 shares of the Company’s Common Stock from Treasury Stock through a private placement at a price of $7.00, thereby increasing liquidity and capital resources by $420,000. Treasury Stock will be reduced by an average price of $5.72 per share for this transaction.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

ITEM 2: Management’s Discussion and Analysis or Plan of Operation

Forward-looking Statements

Throughout this discussion, the Company may make forward-looking statements relating to such matters as anticipated operating results, prospects for achieving the critical threshold of assets under management, technological developments, economic trends (including interest rates and market volatility), expected transactions and acquisitions, and similar matters. While the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate and accordingly, the actual results and experiences of the Company could differ materially from the anticipated results or other expectations expressed by the Company in its forward-looking statements. Factors that could cause such actual results or experiences to differ from results discussed in the forward-looking statements include, but are not limited to: the adverse effect from a decline in the securities markets; a decline in the performance of the Company’s products; a general downturn in the economy; changes in government policy and regulation; changes in the Company’s ability to attract or retain key employees; unforeseen costs and other effects related to legal proceedings or investigations of governmental and self-regulatory organizations; and other risks identified from time-to-time in the Company’s other public documents on file with the SEC.

General

In May of 2000 the board of directors decided to shift the Company’s business focus from the broker dealer subsidiary (DHS) to the investment advisory subsidiary (DHCM). DHS employed a group of individual brokers and analysts focused on offering portfolios of community bank stocks to retail clients. In contrast, DHCM manages funds and separate accounts comprised of equity and fixed income securities broadly diversified by company and industry, with the exception of the Bank & Financial Fund, which is focused on a single sector. Furthermore, DHCM offers its services through third party financial intermediaries such as brokers and financial planners, and direct to institutions such as insurance companies, pensions and endowments. In order to make this shift in business focus the Company eliminated a number of positions from DHS and added a number of positions in DHCM to support the new emphasis. Most of the costs associated with the business transition were incurred in 2000, 2001 and 2002. The final change anticipated under this initiative is the planned transition of the remaining brokerage and advisory business of DHS to third party firms and to DHCM. This transition is expected to be complete by September 30, 2004 and to have no material impact on the financial statements of the Company. The Company believes that this process was necessary in order to achieve a critical threshold of assets under management needed to generate sufficient revenue to ultimately achieve profitability. Management believes that the Company can achieve breakeven from operations if assets under management reach somewhere between $400 - $600 million. However, there can be no assurance that the Company will be able to achieve the critical threshold of assets under management to support future operations.

Assets Under Management

As of June 30, 2004, assets under management totaled $322.0 million, a 29% increase from December 31, 2003. Assets under management grew by 95% as of June 30, 2004 in comparison to June 30, 2003. Asset growth for the six months and year ended June 30, 2004 is not necessarily indicative of the results that may be expected for the entire fiscal year ended December 31, 2004. The table below provides a summary of assets under management:

	6/30/2004	12/31/2003	6/30/2003
Individually Managed Accounts	$183,245,008	$142,606,649	$96,740,603
Mutual Funds	125,405,799	95,864,575	57,181,080
Alternative Investment	16,312,863	11,601,281	11,001,945

Total Assets Under Management	321,963,670	$250,072,505	$164,923,628

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

Three months ended June 30, 2004 compared to Three Months ended June 30, 2003

Investment management revenues for the three months ended June 30, 2004 increased to $519,386 compared to $260,621 for the three months ended June 30, 2003, a 99% increase. This increase results primarily from the increase in assets under management from which the Company derives its revenues.

The Company increased its investment management fees from all three of its investment products – mutual funds, managed accounts and a private investment partnership, Diamond Hill Investment Partners, L.P. (“DHIP”). Fees from mutual funds for the three months ended June 30, 2004 and 2003, were $214,747 and $101,564, respectively, a 111% increase. Fees from managed accounts posted the largest dollar increase over the three months ended June 30, 2004, with a dollar increase of $122,812, or a 84% increase. Investment management fees collected from DHIP improved by 181%, over the three months ended June 30, 2003. These fees grew from $12,552 to $35,322. Assets under management increased to $326,171,863 as of June 30, 2004, a 30% increase since December 31, 2003. However, there can be no assurance that the Company will be able to achieve the critical threshold of assets under management at DHCM to support future operations.

Operating expenses for the three months ended June 30, 2004 increased to $670,747 compared to $555,677 for the three months ended June 30, 2003, an increase of 20%. Substantially all of this increase was due to an increase in salaries, benefits and payroll taxes which grew by 29% to $502,449 in 2004 versus $389,402 in 2003. Other operating expenses were largely unchanged year over year.

Mutual fund administration, which is administrative services fees collected in connection with the Company’s mutual fund products net of all mutual fund administrative expenses paid by the Company, decreased from a net expense of $97,860 for the three months ended June 30, 2003 to $47,078 for the three months ended June 30, 2004, a 52% improvement. Administrative fees collected and expenses paid increased for the three months ended June 30, 2004 versus the three months ended June 30, 2003. This increase in fees is primarily due to the increase in assets under management in the Company’s mutual fund products. The increase in expenses is primarily due to the increase in asset-based expenses. DHCM has an administrative, fund accounting and transfer agency services agreement with the Diamond Hill Funds, where DHCM performs certain services for each series of the trust. These services include mutual fund administration, accounting, transfer agency and other related functions. For performing these administrative services, each series of the trust compensates DHCM a fee at an annual rate of 0.45% times each series’ average daily net assets. DHCM collected $131,677 and $52,881 for mutual fund administration revenue for the three months ended June 30, 2004 and 2003, respectively. In fulfilling its role under this agreement, DHCM has engaged several third-party providers and the cost for their services is paid by DHCM. Mutual fund administration expense for the three months ended June 30, 2004 and 2003 were $178,755 and $150,741, respectively. As assets under management grow in the mutual fund products, the Company expects fees collected to increase, while the Company expects expenses paid to increase but not as quickly as fees are collected; therefore, causing the net mutual fund administration expense to decrease.

Mutual fund distribution, which includes distribution fees collected in connection with sales of the Diamond Hill Funds net of all mutual fund distribution expenses paid by the Company, increased to a net expense of $41,262 for the three months ended June 30, 2004 from $23,100 for the three months ended June 30, 2003. Mutual fund distribution fees and expenses both increased during the three months ended June 30, 2004 versus the three months ended June 30, 2003. For performing these distribution functions, DHS collects front-end and back-end sales loads, ranging from 0.25% to 5.75% or underwriting fees of 0.25% to 0.50% on fund investments. DHS also collects 12b-1 fees at an annual rate ranging from 0.25% to 1.00% times each series’ average daily net assets. Mutual fund distribution revenue for the three months ended June 30, 2004 and 2003 was $42,666 and $33,404, respectively. This increase in fees is primarily due to the increase in sales of the Diamond Hill Funds. DHS also pays for the production of marketing materials used in the distribution of the Diamond Hill Funds. Mutual fund distribution expense for the three months ended June 30, 2004 and 2003 was $83,928 and $56,504, respectively. This increase is the result of increased sales of the mutual fund shares in 2004 versus 2003, in which DHS finances the commissions paid. Effective April 30, 2004, DHS discontinued providing mutual fund distribution services as the principal underwriter for Diamond Hill Funds. It is expected that DHCM will begin to finance certain commissions paid as well as perform certain distribution-related activities. This change is not expected to have a material impact on the Company’s financial statements.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

Broker-dealer activity, which is revenue from security transactions and market-making activity net of broker-dealer expenses which are comprised principally of clearing costs and regulatory fees, decreased to a net expense of $1,225 for the three months ended June 30, 2004 from a net expense of $6,633 for the three months ended June 30, 2003. DHS is a registered full-service broker-dealer and transacts security trades through its clearing broker under a correspondent agreement. For the three months ended June 30, 2004 and 2003, broker-dealer activity expenses were $5,356 and $10,335, respectively. This decrease is largely due to the reduction in overhead and commission expense from reduced activity. DHS earns commissions and service fees related to business transacted through its clearing broker. Broker-dealer activity generated revenue of $4,131 for the three months ended June 30, 2004 and $3,702 for the three months ended June 30, 2003. In conjunction with the Company’s shift in emphasis from its traditional investment related activities through DHS, to the investment advisory services of DHCM, broker dealer activities through DHS have declined. During the quarter ended June 30, 2004, the Company transitioned substantially all DHS services to third party broker-dealers and its advisory business to DHCM. This transition is expected to be complete by September 30, 2004 and to have no material impact on the Company’s financial statements.

The Company’s net operating loss decreased to $240,926 for the three months ended June 30, 2004 from $422,649 for the three months ended June 30, 2003, a 43% improvement.

Investment return, net of interest expense, decreased to a gain of $7,120 for the three months ended June 30, 2004 from a gain of $240,839 for the three months ended June 30, 2003. This decrease in investment gain results primarily from a relatively flat overall market during the period. Management is unable to predict how future fluctuations in market values will impact the performance of the Company’s investment portfolios.

Six months ended June 30, 2004 compared to Six Months ended June 30, 2003

Investment management revenues for the six months ended June 30, 2004 increased to $985,445 compared to $467,659 for the six months ended June 30, 2003, a 111% increase. This increase results primarily from the increase in assets under management from which the Company derives its revenues.

The Company increased its investment management fees from all three of its investment products – mutual funds, managed accounts and a private investment partnership, Diamond Hill Investment Partners, L.P. (“DHIP”). Fees from mutual funds for the six months ended June 30, 2004 and 2003 were $404,585 and $189,561, respectively, a 113% increase. Fees from managed accounts posted the largest dollar increase over the six months ended June 30, 2004, with a dollar increase of $260,078, or a 103% increase. Investment management fees collected from the DHIP improved by 172%, over the six months ended June 30, 2003. These fees grew from $24,807 to $67,491. Assets under management increased to $326,171,863 as of June 30, 2004, a 30% increase since December 31, 2003. However, there can be no assurance that the Company will be able to achieve the critical threshold of assets under management at DHCM to support future operations.

Operating expenses for the six months ended June 30, 2004 increased to $1,262,849 compared to $1,108,553 for the six months ended June 30, 2003, an increase of 14%. Substantially all of this increase was due to an increase in salaries, benefits and payroll taxes which grew by 21% to $925,915 in 2004 versus $768,299 in 2003. Other operating expenses were largely unchanged year over year.

Mutual fund administration, which is administrative services fees collected in connection with the Company’s mutual fund products net of all mutual fund administrative expenses paid by the Company, decreased from a net expense of $160,660 for the six months ended June 30, 2004 to $76,907 for the six months ended June 30, 2003, a 52% improvement. Administrative fees collected and expenses paid increased for the six months ended June 30, 2004 versus the six months ended June 30, 2003. This increase in fees is primarily due to the increase in assets under management in the Company’s mutual fund products. The increase in expenses is primarily due to the increase in asset-based expenses. DHCM has an administrative, fund accounting and transfer agency services agreement with the Diamond Hill Funds, where DHCM performs certain services for each series of the trust. These services include

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

mutual fund administration, accounting, transfer agency and other related functions. For performing these administrative services, each series of the trust compensates DHCM a fee at an annual rate of 0.45% times each series’ average daily net assets. DHCM collected $250,762 and $101,941 for mutual fund administration revenue for the six months ended June 30, 2004 and 2003, respectively. In fulfilling its role under this agreement, DHCM has engaged several third-party providers and the cost for their services is paid by DHCM. Mutual fund administration expense for the six months ended June 30, 2004 and 2003 were $327,669 and $262,601, respectively. As assets under management grow in the mutual fund products, the Company expects fees collected to increase, while the Company expects expenses paid to increase but not as quickly as fees are collected; therefore, causing the net mutual fund administration expense to decrease.

Mutual fund distribution, which includes distribution fees collected in connection with sales of the Diamond Hill Funds net of all mutual fund distribution expenses paid by the Company, increased to a net expense of $67,302 for the six months ended June 30, 2004 from $55,639 for the six months ended June 30, 2003. Mutual fund distribution fees and expenses both increased during the six months ended June 30, 2004 versus the six months ended June 30, 2003. For performing these distribution functions, DHS collects front-end and back-end sales loads, ranging from 0.25% to 5.75% or underwriting fees of 0.25% to 0.50% on fund investments. DHS also collects 12b-1 fees at an annual rate ranging from 0.25% to 1.00% times each series’ average daily net assets. Mutual fund distribution revenue for the six months ended June 30, 2004 and 2003 was $121,617 and $62,307, respectively. This increase in fees is primarily due to the increase in sales of the Diamond Hill Funds. DHS also pays for the production of marketing materials used in the distribution of the Diamond Hill Funds. Mutual fund distribution expense for the six months ended June 30, 2004 and 2003 was $188,919 and $117,946, respectively. This increase is the result of increased sales of the mutual fund shares in 2004 versus 2003, in which DHS finances the commissions paid. Effective April 30, 2004, DHS discontinued providing mutual fund distribution services as the principal underwriter for Diamond Hill Funds. It is expected that DHCM will begin to finance certain commissions paid as well as perform certain distribution-related activities. This change is not expected to have a material impact on the Company’s financial statements.

Broker-dealer activity, is revenue from security transactions and market-making activity net of broker-dealer expenses which are comprised principally of clearing costs and regulatory fees, decreased to a net expense of $714 for the six months ended June 30, 2004 from a net expense of $13,270 for the six months ended June 30, 2003. DHS is a registered full-service broker-dealer and transacts security trades through its clearing broker under a correspondent agreement. For the six months ended June 30, 2004 and 2003, broker-dealer activity expenses were $5,356 and $10,335, respectively. This decrease is largely due to the reduction in overhead and commission expense from reduced activity. DHS earns commissions and service fees related to business transacted through its clearing broker. Broker-dealer activity generated revenue of $10,561 for the six months ended June 30, 2004 and $19,335 for the six months ended June 30, 2003. In conjunction with the Company’s shift in emphasis from its traditional investment related activities through DHS, to the investment advisory services of DHCM, broker dealer activities through DHS have declined. During the quarter ended June 30, 2004, the Company transitioned substantially all DHS services to third party broker-dealers and its advisory business to DHCM. This transition is expected to be complete by September 30, 2004 and to have no material impact on the Company’s financial statements.

The Company’s net operating loss decreased to $422,327 for the six months ended June 30, 2004 from $870,463 for the six months ended June 30, 2003, a 51% improvement.

Investment return, net of interest expense, decreased to a gain of $108,299 for the six months ended June 30, 2004 from a gain of $185,281 for the six months ended June 30, 2003. This decrease in investment gain results primarily from a lower returns in the fixed income market relative to 2003. Management is unable to predict how future fluctuations in market values will impact the performance of the Company’s investment portfolios.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

Almost 100% of the Company’s investment portfolio is readily marketable. Investments in securities traded on national securities markets and securities not traded on national securities markets, but with readily ascertainable market values, are valued at market value. Other securities, for which market quotations are not readily available, due to infrequency of transactions, are valued at fair value as determined in good faith by management of the Company. While management employs objective criteria to ascertain these values, there is no independent benchmark by which the values assigned by management can be judged. Accordingly, the value of these securities may be overstated.

Subsequent to June 30, 2004, the Company sold 60,000 shares of the Company’s Common Stock through a private placement at a price of $7.00, thereby increasing liquidity and capital resources by $420,000.

DHS, under a correspondent agreement with its clearing broker, has agreed to indemnify the clearing broker from damages or losses resulting from customers’ transactions. The Company is, therefore, exposed to off-balance sheet risk of loss in the event that customers are unable to fulfill contractual obligations. The Company manages this risk by requiring customers to have sufficient cash in their account before a buy order is executed and to have the subject securities in their account before a sell order is executed. The Company has not incurred any losses from customers being unable to fulfill contractual obligations.

As of June 30, 2004, the Company had working capital of approximately $2.6 million compared to $2.8 million at December 31, 2003 and compared to $2.7 million at June 30, 2003. The decrease is due to operating activities, which includes the net loss during the six and three months ended June 30, 2003. Working capital includes cash, securities owned and accounts and notes receivable, net of all liabilities. The Company has no long-term debt.

The Company’s net cash balance decreased by $39,084 during the six months ended June 30, 2004. Net cash used by operating activities was $275,338. The primary use of cash flow was the net loss of $314,028. Investing activities during the six months ended June 30, 2004 used $13,598. Financing activities provided $249,852 of cash during the six months ended June 30, 2004, primarily from the sale of treasury stock.

The Company’s net cash balance decreased by $656,741 during the six months ended June 30, 2003. Net cash used by operating activities was $660,651. The primary use of cash flow was the net loss of $685,182. No cash was used for investing activities during the six months ended June 30, 2003. Financing activities provided $3,910 of cash during the six months ended June 30, 2003, entirely from the exercise of options of Company common stock by a former employee.

Investment management fees primarily fund the operations of the Company. Management believes that the Company’s existing resources (which include proceeds from the recent private placement), including available cash and cash provided by operating activities, will be sufficient to satisfy its working capital requirements in the foreseeable future. However, no assurance can be given that additional funds will not be required. To the extent that returns on investments are less than anticipated, or expenses are greater than anticipated, the Company may be required to reduce its activities, liquidate the investment portfolio or seek additional financing. Further, this additional financing may not be available on acceptable terms, if at all. No significant capital expenditures are expected in the foreseeable future.

Impact of Inflation and Other Factors

The Company’s operations have not been significantly affected by inflation. The Company’s investment portfolios of equity and fixed income securities are carried at current market values. Therefore, the Company’s profitability is affected by general economic and market conditions, the volume of securities trading and fluctuations in interest rates. The Company’s business is also subject to government regulation and changes in legal, accounting, tax and other compliance requirements. Changes in these regulations may have a significant effect on the Company’s operations.

ITEM 3: Controls and Procedures

Management, including the Chief Executive Officer and the Chief Financial Officer have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and the Chief Financial Officer completed their evaluation.

PART II: OTHER INFORMATION

ITEM 1: Legal Proceedings – None

ITEM 2: Changes in Securities – None

ITEM 3: Defaults Upon Senior Securities – None

ITEM 4: Submission of Matters to a Vote of Security Holders

The annual meeting of the shareholders of the Company was held on May 13, 2004 at the Company’s office. A majority of the Company’s voting shares were present at the meeting, either by person or by proxy.

At such meeting, the shareholders elected the following individuals to serve on the Board of Directors for a one year term.

Name	Votes For	Votes Withheld
R.H. Dillon	1,237,231	3,439
Dr. Roger D. Blackwell	1,226,261	14,409
David P. Lauer	1,237,471	3,199
James G. Mathias	1,237,751	2,919
David R. Meuse	1,237,471	3,199
William G. Perkins	1,237,091	3,579
Diane D. Reynolds	1,237,431	3,239

Also at the meeting, the shareholders approved the terms and conditions of certain equity compensation grants.

Votes For	Votes Against	Abstain	Not Voted
274,258	65,320	16,587	884,506

ITEM 5: Other Information – None

ITEM 6: Exhibits and Reports on Form 8-K

(a) Index of Exhibits

*3.1	Amended and Restated Articles of Incorporation of the Company.

*3.2	Code of Regulations of the Company.

**10.1	Diamond Hill Investment Group (fka Heartland) Incentive Compensation Plan.

***10.2	1993 Non-Qualified and Incentive Stock Option Plan.

****10.3	Synovus Securities, Inc., Sub-Advisory Agreement with the Diamond Hill Capital Management, Inc. dated January 30, 2001.

**10.4	Employment Agreement between the Company and Roderick H. Dillon, Jr. dated May 11, 2000.

**10.5	Employment Agreement between the Company and James F. Laird dated October 24, 2001.

*****10.6	Form of Subscription Agreement for common Shares of Diamond Hill Investment Group, Inc. executed by subscribers as part of the private placement referenced in Part II, Item 2 of this Form 10-QSB.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15-d-14(a)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15(d)-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 8-K filed on May 8, 2002 and incorporated herein by reference.
**	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-KSB filed on March 28, 2003 and incorporated herein by reference.
***	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Proxy Statement filed on July 21, 1998 and incorporated herein by reference.
****	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-KSB filed on March 1, 2001 and incorporated herein by reference.
*****	Filed with the Securities and Exchange Commission as an exhibit to the company’s Form 10-QSB filed on November 14, 2003 and incorporated herein by reference.

(b) Reports on Form 8-K

A Form 8-K was filed on May 14, 2004 to report the Company’s earnings for the three months ended March 31, 2004.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

DIAMOND HILL INVESTMENT GROUP, INC.

Signature	Title	Date
/s/ R. H. Dillon R. H. Dillon	President and Director	August 13, 2004

/s/ James F. Laird James F. Laird	Chief Financial Officer	August 13, 2004