Form 10QSB
period 2004-09-30
DIAMOND HILL INVESTMENT GROUP INC
filed 2004-11-15
CIK 909108

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-24498

DIAMOND HILL INVESTMENT GROUP, INC

(Name of small business issuer in its charter)

Ohio	65-0190407
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

375 North Front Street, Suite 300, Columbus, Ohio 43215

(Address of principal executive offices)(Zip Code)

Issuer’s telephone number (614) 255-3333

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 30, 2004:

Common Stock: 1,609,604 shares

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

Operating results for the nine months and three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2004.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

As of September 30, 2004

UNAUDITED

ASSETS
Cash	$111,018
Investment portfolio (note 3 and 4):
Mutual fund shares and limited partnership interests	2,767,252
Accounts receivable:
Investment management fees	383,814
Refundable income taxes	27,000
Property and equipment, net of accumulated depreciation of $158,632	119,462
Deposits and other	273,167

Total assets	$3,681,713

LIABILITIES

Accrued expenses	146,958

Total liabilities	146,958

SHAREHOLDERS’ EQUITY

Common stock: (note 5)
No par value, 7,000,000 shares authorized, 1,827,972 shares issued and 1,609,604 shares outstanding	10,185,450
Treasury stock, at cost (218,368 shares)	(1,249,410)
Deferred compensation	(131,970)
Accumulated deficit	(5,269,315)

Total shareholders’ equity	3,534,755

Total liabilities and shareholders’ equity	$3,681,713

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Nine Months and Three Months Ended September 30, 2004 and September 30, 2003

UNAUDITED

	9 MONTHS ENDED		3 MONTHS ENDED
	SEP 2004	SEP 2003	SEP 2004	SEP 2003
INVESTMENT MANAGEMENT FEES:
Mutual funds	$657,525	$312,095	$252,940	$122,534
Managed accounts	810,389	403,015	297,020	149,724
Private Partnership	179,205	41,566	111,714	16,759

Total investment management fees	1,647,119	756,676	661,674	289,017

OPERATING EXPENSES:
Salaries, benefits and payroll taxes	1,480,906	1,148,883	554,991	380,584
Legal and audit	67,255	52,638	8,720	13,002
General and administrative	303,222	347,348	115,630	129,279
Sales and marketing	133,587	118,860	42,780	36,311

Total operating expenses	1,984,970	1,667,729	722,121	559,176

Mutual fund administration, net (Note 7)	(90,709)	(201,486)	(13,802)	(40,826)

Mutual fund distribution, net (Note 8)	(48,008)	(68,278)	19,294	(12,639)

Broker-dealer activity, net (Note 9)	(813)	(13,096)	(99)	174

NET OPERATING INCOME (LOSS)	(477,381)	(1,193,913)	(55,054)	(323,450)

Investment return, net of interest expense	316,016	244,319	207,717	59,038

INCOME (LOSS) BEFORE TAXES	(161,365)	(949,594)	152,663	(264,412)

Income Tax Provision (Credit)	—	—	—	—

NET INCOME (LOSS)	$(161,365)	$(949,594)	$152,663	$(264,412)

Basic Earnings (Loss) Per Share	$(0.10)	$(0.66)	$0.10	$(0.18)

Diluted Earnings (Loss) Per Share	$(0.10)	$(0.66)	$0.09	$(0.18)

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2004 and 2003

UNAUDITED

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(161,365)	$(949,594)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	28,742	28,767
Write off of assets	762	732
Amortization of deferred compensation	12,774	9,417
Unrealized (gain) loss	(317,237)	(263,994)
(Increase) decrease in certain assets:
Investment portfolio	282,318	380,568
Accounts receivable:
Investment management fees	(210,744)	(53,585)
Other	229	(369)
Refundable income taxes	(27,000)	—
Deposits and other	(45,801)	(33,060)
Increase (decrease) in certain liabilities-
Accounts payable to broker-dealers and other	(1,465)	1,810
Accrued expenses and other	9,589	121,297

Net cash provided by (used in) operating activities	(429,198)	(1,001,171)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(19,303)	(2,307)

Net cash provided by (used in) investing activities	(19,303)	(2,307)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	—	3,910
Sale of treasury stock	508,534	495,000

Net cash provided (used in) financing activities	508,534	498,910

NET INCREASE (DECREASE) IN CASH	60,033	(504,568)

CASH, BEGINNING OF PERIOD	50,985	689,175

CASH, END OF PERIOD	$111,018	$184,607

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$1,221	$693
Income taxes	—	—

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

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

Diamond Hill Securities, Inc. (DHS), an Ohio corporation, is a wholly owned subsidiary of DHCM and a registered broker-dealer and investment adviser. DHS completed the transition of substantially all of its services during the quarter ended September 30, 2004 and is expected to fully complete the transition of all its services and de-register as a broker-dealer and investment adviser during the fourth quarter of 2004. DHS is not expected to have any future operating activity beyond December 31, 2004. This transition is not expected to have a material impact to the Company’s financial statements.

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

Accounts Receivable

Accounts receivable are recorded when they are due and are presented in the statement of financial condition net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated on the Company’s historical losses, existing conditions in the industry, and the financial stability of those individuals that owe the receivable. No allowance for doubtful accounts was deemed necessary at September 30, 2004.

Valuation of Investment Portfolio

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

September 30, 2004

Note 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Limited Partnership Interests

DHCM is the managing member of Diamond Hill General Partner, LLC, the General Partner of Diamond Hill Investment Partners, L.P. (DHIP), a limited partnership whose underlying assets consist of marketable securities. DHCM’s investment in DHIP is accounted for using the equity method, under which DHCM’s share of the net earnings or losses from the partnership is reflected in income as earned and distributions received are reflected as reductions from the investment. The Company is actively seeking additional unaffiliated investors for DHIP. Several board members, officers and employees of the Company are members in Diamond Hill General Partner, LLC. The capital of Diamond Hill General Partner, LLC is not subject to a management fee or an incentive fee.

Property and Equipment

Property and equipment, consisting of computer equipment, furniture, and fixtures, is carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over estimated lives of five to seven years.

Revenues

Securities transactions and commissions are accounted for on the trade date basis. Dividend income is recorded on the ex-dividend date and interest income is accrued as earned. Realized gains and losses from sale of securities are determined utilizing the specific identification method.

Earnings Per Share

Basic and diluted earnings per common share are computed in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.” A reconciliation of the numerators and denominators used in these calculations is shown below:

For the nine months ended September 30, 2004:

	Numerator	Denominator	Amount
Basic Earnings	$(161,365)	1,551,220	$(0.10)

Diluted Earnings	$(161,365)	1,551,220	$(0.10)

For the nine months ended September 30, 2003:

	Numerator	Denominator	Amount
Basic Earnings	$(949,594)	1,437,231	$(0.66)

Diluted Earnings	$(949,594)	1,437,231	$(0.66)

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

Note 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share (Continued)

For the three months ended September 30, 2004:

	Numerator	Denominator	Amount
Basic Earnings	$152,663	1,594,014	$0.10

Diluted Earnings	$152,663	1,658,440	$0.09

For the three months ended September 30, 2003:

	Numerator	Denominator	Amount
Basic Earnings	$(264,412)	1,491,967	$(0.18)

Diluted Earnings	$(264,412)	1,491,967	$(0.18)

Stock options and warrants have not been included in the denominator of the diluted per-share computations for those periods with a net loss because the effect of their inclusion would be anti-dilutive.

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

Note 3 INVESTMENT PORTFOLIO

Investment portfolio balances, which consist of securities classified as trading, are comprised of the following at September 30, 2004:

	Market	Cost	Unrealized Gains	Unrealized Losses
Mutual fund shares and limited partnership interest	$2,767,252	$2,081,330	$684,333	$(1,589)

DHCM is the managing member of the General Partner of Diamond Hill Investment Partners, L.P., whose underlying assets consist primarily of marketable securities. The General Partner is contingently liable for all of the partnership’s liabilities.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

Note 3 INVESTMENT PORTFOLIO (Continued)

Summary financial information, including the Company’s carrying value and income from this partnership at September 30, 2004 and 2003 and for the nine months then ended, is as follows:

	2004	2003
Total assets	$31,733,939	$19,131,239
Total liabilities	12,860,296	7,621,422
Net assets	18,873,643	11,509,817
Net fair market value of earnings	2,859,649	1,032,734

DHCM’s carrying value	1,744,993	1,223,581
DHCM’s income	155,164	113,873

DHCM’s income from this partnership includes its pro-rata capital allocation and its share of an incentive allocation from the limited partners. DHCM earned the following management fee and incentive fee from the partnership:

	9 MONTHS ENDED		3 MONTHS ENDED
	SEP 2004	SEP 2003	SEP 2004	SEP 2003
Management fee	$72,638	$41,566	$28,135	$16,758
Incentive fee	106,975	—	83,986	—

Note 4 LINE OF CREDIT

The Company has a line of credit loan with a maximum principal amount of $325,000 at an annual percentage interest rate of prime plus 0.50%. The balance due on the line of credit loan at September 30, 2004 was zero ($0). The Company has pledged $390,000 of its fixed income mutual fund investments to secure this line. The line of credit loan is due to mature on August 28, 2005, at which time management intends to renew the line.

Note 5 CAPITAL STOCK

Common Stock

The Company has only one class of Common Stock.

Treasury Stock

On July 17, 2000, the Company announced a program to repurchase up to 400,000 shares of its Common Stock through open market purchases and privately negotiated transactions. From July 17, 2000 through July 25, 2002 the Company purchased a total of 352,897 shares of its Common Stock at an average price of $5.69 per share. During the nine months ending September 30, 2004, the Company has issued 85,605 shares of Treasury Stock (15,000 shares to employees in the form a restricted stock grant, 60,000 in the form of a private placement, and 10,605 to fulfill the Company’s match under the Company’s 401k Plan). The Company’s total Treasury Stock share balance as of September 30, 2004 is 218,368.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

Authorization of Preferred Stock

The Company’s Articles of Incorporation authorize the issuance of 1,000,000 shares of “blank check” preferred stock with such designations, rights and preferences, as may be determined from time to time by the Company’s Board of Directors. The Board of Directors is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting or other rights of the holders of the Common Stock. There were no shares of preferred stock issued or outstanding at September 30, 2004.

Note 6 OPERATING LEASES

The Company leases office space under an operating lease agreement effective May 1, 2002, which terminates on May 31, 2006. Total lease expenses for the nine months and three months ended September 30, 2004 were $90,000 and $30,000, respectively. The future minimum lease payments under the operating lease are as follows:

Year Ended	Amount
2004	30,000
2005	139,250
2006	63,750

Note 7 MUTUAL FUND ADMINISTRATION

DHCM has an administrative, fund accounting and transfer agency services agreement with Diamond Hill Funds, an Ohio business trust, under which DHCM performs certain services for each series of the trust. These services include mutual fund administration, accounting, transfer agency and other related functions. For performing these services, each series of the trust compensates DHCM a fee at an annual rate of 0.45% times each series’ average daily net assets. DHCM collected $404,286 and $174,481 for mutual fund administration revenue for the nine months ended September 30, 2004 and 2003, respectively; and for the three months ended September 30, 2004 and 2003, DHCM collected $153,524 and $72,540 for administration revenue, respectively. In fulfilling its role under this agreement, DHCM has engaged several third-party providers, and the cost for their services is paid by DHCM. Mutual fund administration expense for the nine months ended September 30, 2004 and 2003 was $494,995 and $375,967, respectively, and for the three months ended September 30, 2004 and 2004 was $167,325 and $113,366, respectively.

Note 8 MUTUAL FUND DISTRIBUTION

On April 30, 2004, DHS discontinued providing mutual fund distribution services as the principal underwriter for Diamond Hill Funds. As a result, DHS no longer receives distribution-related revenue, however, DHCM does get reimbursed from the current principal underwriter for certain distribution-related expenses. In addition, DHCM finances the up-front commissions paid to brokers who sell C Shares of the Diamond Hill Funds. As financer, DHCM pays the commission to the selling broker at the time of sale. This commission payment is capitalized and expensed over the trailing 12 months to correspond with the matching revenues DHCM receives from the principal underwriter to recoup this commission payment. Mutual fund distribution revenue for the nine months ended September 30, 2004 and 2003 was $208,502 and $104,404, respectively; and for the three months ended September 30, 2004 and 2003 was $86,885 and $72,540. Mutual fund distribution expense for the nine months ended September 30, 2004 and 2003 was $256,510 and $172,682, respectively, and for the three months ended September 30, 2004 and 2003 was $67,591 and $85,179, respectively.

Note 9 BROKER-DEALER ACTIVITY

DHS is a registered broker-dealer and registered investment adviser. DHS completed the transition of substantially all of its services during the quarter ended September 30, 2004 and is expected to fully complete the transition of all its services and de-register as a broker-dealer and investment adviser during

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

the fourth quarter of 2004. DHS is not expected to have any future operating activity beyond December 31, 2004. For the nine months ended September 30, 2004 and 2003, broker-dealer activity expenses, principally clearing charges and regulatory fees, totaled $11,470 and $36,753, respectively, and for the three months ended September 30, 2004 and 2003 totaled $195 and $4,148, respectively. DHS earned commissions and service fees related to business transacted through its clearing broker, along with gains and losses from market-making activities. Broker-dealer activity revenue for the nine months ended September 30, 2004 and 2003 was $10,657 and $23,657, respectively. For the three months ended September 30, 2004 and 2003, broker-dealer activity revenue was $96 and $4,322, respectively.

Note 10 EMPLOYEE INCENTIVE PLANS

Incentive Compensation Plan

All full-time employees of the Company are eligible to participate in the Diamond Hill Investment Group Incentive Compensation Plan. The Plan provides that a bonus fund will be established in an amount equal to 20% of the pre-tax realized profits of the Company in excess of a 15% pre-tax return on equity. The amount of the bonus fund is calculated each fiscal quarter on a cumulative basis. The allocation of the bonus fund is to be made by the President of the Company. The Company did not incur any expense under the Plan for the nine months and three months ended September 30, 2004 and 2003.

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

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

Note 10 EMPLOYEE INCENTIVE PLANS (Continued)

Stock Option Plan (Continued)

Had compensation cost for all of the Company’s stock-based awards been determined in accordance with FAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Net income, as reported	152,663	(264,412)	(161,365)	(949,594)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(15,425)	(40,976)	(87,785)	(171,648)

Pro forma net income	137,238	(305,388)	(249,150)	(1,121,242)

Earnings per share:

Basic - as reported	0.10	(0.18)	(0.10)	(0.66)
Basic - pro forma	0.09	(0.20)	(0.13)	(0.78)

Diluted - as reported	0.09	(0.18)	(0.10)	(0.66)
Diluted - pro forma	0.08	(0.20)	(0.13)	(0.78)

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

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

Note 10 EMPLOYEE INCENTIVE PLANS (Continued)

Stock Option Plan (Continued)

A summary of the status of the Company’s stock option and warrants plans as of September 30, 2004 and September 30, 2003 and changes during the nine months ending on those dates are presented below:

	Options		Warrants
	Shares	Exercise Price	Shares	Exercise Price
Outstanding December 31, 2002	165,902	$17.124	280,400	$12.897
Granted	120,000	4.500	—	—
Exercised	1,000	3.910	—	—
Expired unexercised	(11,510)	28.983	—	—
Forfeited	(25,190)	15.468	—	—

Outstanding September 30, 2003	248,202	10.693	280,400	12.897

Exercisable September 30, 2003	114,202	$17.624	280,400	$12.897

Outstanding December 31, 2003	260,202	$10.581	280,400	$12.897
Granted		—	—	—
Exercised		—	—	—
Expired unexercised		—	—	—
Forfeited		—	—	—

Outstanding June 30, 2004	260,202	10.581	280,400	12.897

Exercisable June 30, 2004	150,202	$14.679	280,400	$12.897

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

Note 10 EMPLOYEE INCENTIVE PLANS (Continued)

Stock Option Plan (Continued)

The following table summarizes information about fixed stock options and warrants outstanding at September 30, 2004:

	Options	Warrants
Number Outstanding	16,202	14,000
Number Exercisable	16,202	14,000
Exercise Price	73.75	73.75
Remaining life in years	3.67	3.67

Number Outstanding	25,000	21,000
Number Exercisable	25,000	21,000
Exercise Price	14.375	14.38
Remaining life in years	1.01	1.01

Number Outstanding	9,000	14,000
Number Exercisable	9,000	14,000
Exercise Price	10.625	11.25
Remaining life in years	2.47	5.49

Number Outstanding	90,000	16,400
Number Exercisable	60,000	16,400
Range of exercise prices	5.25 - 8.45	22.20 - 22.50
Weighted average exercise price	6.26	22.49
Weighted average remaining life in years	6.69	4.56

Number Outstanding	120,000	215,000
Number Exercisable	40,000	215,000
Range of exercise prices	4.50	8.00 - 10.625
Weighted average exercise price	4.50	8.17
Weighted average remaining life in years	8.81	5.51

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

Note 11 REGULATORY REQUIREMENTS

DHS is subject to the uniform net capital rule of the Securities and Exchange Commission (Rule 15c3-1), which requires that the ratio of “aggregate indebtedness” to “net capital” not exceed 15 to 1 (as those terms are defined by the Rule). DHS had net capital of $109,172 as of September 30, 2004, which was in excess of its required minimum net capital of $50,000. The ratio of aggregate indebtedness to net capital was .02 to 1 as of September 30, 2004. DHS is also subject to regulations of other states in which it is registered as a licensed broker-dealer.

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

General

In May of 2000 the board of directors decided to shift the Company’s business focus from the broker dealer subsidiary (DHS) to the investment advisory subsidiary (DHCM). DHS employed a group of individual brokers and analysts focused on offering portfolios of community bank stocks to retail clients. In contrast, DHCM manages funds and separate accounts comprised of equity and fixed income securities broadly diversified by company and industry, with the exception of the Bank & Financial Fund, which is focused on a single sector. Furthermore, DHCM offers its services through third party financial intermediaries such as brokers and financial planners, and direct to institutions such as insurance companies, pensions and endowments. In order to make this shift in business focus the Company eliminated a number of positions from DHS and added a number of positions in DHCM to support the new emphasis. Most of the costs associated with the business transition were incurred in 2000, 2001 and 2002. The final change under this initiative was the transition of the remaining brokerage and advisory business of DHS to third party firms and to DHCM. This transition was substantially completed during the quarter ended September 30, 2004 and is not expected to have a material impact on the financial statements of the Company. The Company believes that this process was necessary in order to achieve a critical threshold of assets under management needed to generate sufficient revenue to ultimately achieve profitability. Management believes that the Company can achieve breakeven from operations if assets under management reach somewhere between $400—$600 million. However, there can be no assurance that the Company will be able to achieve the critical threshold of assets under management to support future operations.

Assets Under Management

As of September 30, 2004, assets under management totaled $385.9 million, a 54% increase from December 31, 2003. Assets under management grew by 95% as of September 30, 2004 in comparison to September 30, 2003. Asset growth for the nine months and year ended September 30, 2004 is not necessarily indicative of the results that may be expected for the entire fiscal year ended December 31, 2004. The table below provides a summary of assets under management:

	9/30/2004	12/31/2003	9/30/2003
Individually Managed Accounts	$212,450,082	$142,606,649	$117,432,649
Mutual Funds	154,585,263	95,864,575	69,360,502
Alternative Investment	18,890,590	11,601,281	11,513,417

Total Assets Under Management	$385,925,936	$250,072,505	$198,306,568

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

Three months ended September 30, 2004 compared to Three Months ended September 30, 2003

Investment management revenues for the three months ended September 30, 2004 increased to $661,674 compared to $289,017 for the three months ended September 30, 2003, a 129% increase. This increase results primarily from the increase in assets under management from which the Company derives its revenues.

The Company increased its investment management fees from all three of its investment products – mutual funds, managed accounts and a private investment partnership, Diamond Hill Investment Partners, L.P. (“DHIP”). Fees from mutual funds for the three months ended September 30, 2004 and 2003 were $252,940 and $122,534, respectively, a 106% increase. Fees from managed accounts posted the largest dollar increase over the three months ended September 30, 2004, with a dollar increase of $147,296, or a 98% increase. Investment management fees collected from DHIP improved by 567%, over the three months ended September 30, 2003. These fees grew from $16,759 to $111,714 primarily resulting from strong investment performance which produced a higher incentive fee. Assets under management increased to $385,925,936 as of September 30, 2004, a 54% increase since December 31, 2003. However, there can be no assurance that the Company will be able to achieve the critical threshold of assets under management to support future operations.

Operating expenses for the three months ended September 30, 2004 increased to $722,121 compared to $559,176 for the three months ended September 30, 2003, an increase of 29%. Substantially all of this increase was due to an increase in salaries, benefits and payroll taxes which grew by 45% to $554,991 in 2004 versus $380,584 in 2003. Other operating expenses were largely unchanged year over year.

Mutual fund administration, which is administrative services fees collected in connection with the Company’s mutual fund products net of all mutual fund administrative expenses paid by the Company, decreased from a net expense of $40,826 for the three months ended September 30, 2003 to a net expense of $13,802 for the three months ended September 30, 2004, a 66% improvement. Administrative fees collected and expenses paid increased for the three months ended September 30, 2004 versus the three months ended September 30, 2003. This increase in fees is primarily due to the increase in assets under management in the Company’s mutual fund products. The increase in expenses is primarily due to the increase in asset-based expenses. DHCM has an administrative, fund accounting and transfer agency services agreement with the Diamond Hill Funds, where DHCM performs certain services for each series of the trust. These services include mutual fund administration, accounting, transfer agency and other related functions. For performing these administrative services, each series of the trust compensates DHCM a fee at an annual rate of 0.45% times each series’ average daily net assets. DHCM collected $153,524 and $72,540 for mutual fund administration revenue for the three months ended September 30, 2004 and 2003, respectively. In fulfilling its role under this agreement, DHCM has engaged several third-party providers and the cost for their services is paid by DHCM. Mutual fund administration expense for the three months ended September 30, 2004 and 2003 were $167,325 and $113,366, respectively. As assets under management grow in the mutual fund products, the Company expects fees collected to increase, while the Company expects expenses paid to increase but not as quickly as fees are collected; therefore, causing the net mutual fund administration expense to decrease.

Mutual fund distribution, which includes the financing of commissions paid to brokers who sell C Shares of Diamond Hill Funds and other expenses related to the distribution of the Diamond Hill Funds, went from a net expense of $12,639 for the three months ended September 30, 2003 to a net revenue of $19,294 for the three months ended September 30, 2004. On April 30, 2004, DHS discontinued providing mutual fund distribution services as the principal underwriter for Diamond Hill Funds. As a result, the firm no longer receives distribution-related revenue, however, it does get reimbursed from the current principal underwriter for certain distribution-related expenses, such as the production of marketing materials and the payment of fees to certain broker-dealers for shareholder service activities. Mutual fund distribution revenue for the three months ended September 30, 2004 and 2003 was $86,885 and $72,540, respectively. This increase in fees is primarily due to the increase in sales of the Diamond Hill Funds. Mutual fund distribution expense for the three months ended September 30, 2004 and 2003 was $67,591 and $85,179, respectively. This increase is the result of increased sales of the mutual fund shares in 2004 versus 2003, in which DHCM finances the commissions paid.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

Broker-dealer activity, which is revenue from security transactions and market-making activity net of broker-dealer expenses which are comprised principally of clearing costs and regulatory fees, decreased to a net expense of $99 for the three months ended September 30, 2004 from net revenue of $174 for the three months ended September 30, 2003. DHS is a registered broker-dealer and registered investment adviser. DHS substantially completed the transition of all of its services during the quarter ended September 30, 2004 and is not expected to have any future operating activity beyond December 31, 2004. For the three months ended September 30, 2004 and 2003, broker-dealer activity expenses were $195 and $4,148, respectively. This decrease is largely due to the reduction in overhead and commission expense from reduced activity. Broker-dealer activity generated revenue of $96 for the three months ended September 30, 2004 and $4,322 for the three months ended September 30, 2003.

The Company’s net operating loss decreased to $55,054 for the three months ended September 30, 2004 from $323,450 for the three months ended September 30, 2003, an 83% improvement.

Investment return, net of interest expense, increased to a gain of $207,717 for the three months ended September 30, 2004 from a gain of $59,038 for the three months ended September 30, 2003. This increase in investment gain results primarily from increases in market values of investments in the limited partnership. Management is unable to predict how future fluctuations in market values will impact the performance of the Company’s investment portfolios.

Nine months ended September 30, 2004 compared to Nine Months ended September 30, 2003

Investment management revenues for the nine months ended September 30, 2004 increased to $1,647,119 compared to $756,676 for the nine months ended September 30, 2003, a 118% increase. This increase results primarily from the increase in assets under management from which the Company derives its revenues.

The Company increased its investment management fees from all three of its investment products – mutual funds, managed accounts and a private investment partnership, Diamond Hill Investment Partners, L.P. (“DHIP”). Fees from mutual funds for the nine months ended September 30, 2004 and 2003 were $657,525 and $312,095, respectively, a 111% increase. Fees from managed accounts posted the largest dollar increase over the nine months ended September 30, 2004, with a dollar increase of $407,374, or a 101% increase. Investment management fees collected from DHIP improved by 331%, over the nine months ended September 30, 2003. These fees grew from $41,566 to $179,205. Assets under management increased to $385,925,936 as of September 30, 2004, a 54% increase since December 31, 2003. However, there can be no assurance that the Company will be able to achieve the critical threshold of assets under management to support future operations.

Operating expenses for the nine months ended September 30, 2004 increased to $1,984,970 compared to $1,667,729 for the nine months ended June 30, 2003, an increase of 19%. Substantially all of this increase was due to an increase in salaries, benefits and payroll taxes which grew by 29% to $1,480,906 in 2004 versus $1,148,883 in 2003. Other operating expenses were largely unchanged year over year.

Mutual fund administration, which is administrative services fees collected in connection with the Company’s mutual fund products net of all mutual fund administrative expenses paid by the Company, decreased from a net expense of $201,486 for the nine months ended September 30, 2003 to a net expense of $90,709 for the nine months ended September 30, 2004, a 55% improvement. Administrative fees collected and expenses paid increased for the nine months ended September 30, 2004 versus the nine months ended September 30, 2003. This increase in fees is primarily due to the increase in assets under management in the Company’s mutual fund products. The increase in expenses is primarily due to the increase in asset-based expenses. DHCM has an administrative, fund accounting and transfer agency services agreement with the Diamond Hill Funds, where DHCM performs certain services for each series of the trust. These services include mutual fund administration, accounting, transfer agency and other related functions. For performing these

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

administrative services, each series of the trust compensates DHCM a fee at an annual rate of 0.45% times each series’ average daily net assets. DHCM collected $404,286 and $174,481 for mutual fund administration revenue for the nine months ended September 30, 2004 and 2003, respectively. In fulfilling its role under this agreement, DHCM has engaged several third-party providers and the cost for their services is paid by DHCM. Mutual fund administration expense for the nine months ended September 30, 2004 and 2003 were $494,994 and $375,967, respectively. As assets under management grow in the mutual fund products, the Company expects fees collected to increase, while the Company expects expenses paid to increase but not as quickly as fees are collected; therefore, causing the net mutual fund administration expense to decrease.

Mutual fund distribution, which includes the financing of commissions paid to brokers who sell C Shares of Diamond Hill Funds and other expenses related to the distribution of the Diamond Hill Funds decreased from a net expense of $68,278 for the nine months ended September 30, 2003 to a net expense of $48,008 for the nine months ended September 30, 2004. On April 30, 2004 DHS discontinued providing mutual fund distribution services as the principal underwriter for Diamond Hill Funds. As a result, the firm no longer receives distribution-related revenue, however, it does get reimbursed from the current principal underwriter for certain distribution-related expenses, such as the production of marketing materials and the payment of fees to certain broker-dealers for shareholder service activities. Mutual fund distribution revenue for the nine months ended September 30, 2004 and 2003 was $208,502 and $104,404, respectively. This increase in fees is primarily due to the increase in sales of the Diamond Hill Funds. Mutual fund distribution expense for the nine months ended September 30, 2004 and 2003 was $256,510 and $172,682, respectively. This increase is the result of increased sales of the mutual fund shares in 2004 versus 2003.

Broker-dealer activity, which is revenue from security transactions and market-making activity net of broker-dealer expenses which are comprised principally of clearing costs and regulatory fees, decreased to a net expense of $813 for the nine months ended September 30, 2004 from a net expense of $13,096 for the nine months ended September 30, 2003. DHS is a registered broker-dealer and registered investment adviser. DHS substantially completed the transition of all of its services during the quarter ended September 30, 2004 and is not expected to have any future operating activity beyond December 31, 2004. For the nine months ended September 30, 2004 and 2003, broker-dealer activity expenses were $11,470 and $36,753, respectively. This decrease is largely due to the reduction in overhead and commission expense from reduced activity. DHS earned commissions and service fees related to business transacted through its clearing broker. Broker-dealer activity generated revenue of $10,657 for the nine months ended September 30, 2004 and $23,657 for the nine months ended September 30, 2003.

The Company’s net operating loss decreased to $477,381 for the nine months ended September 30, 2004 from $1,193,913 for the nine months ended September 30, 2004, a 60% improvement.

Investment return, net of interest expense, increased to a gain of $316,016 for the nine months ended September 30, 2004 from a gain of $244,319 for the nine months ended September 30, 2003. This increase in investment gain results primarily from increases in market values of investments in the limited partnership. Management is unable to predict how future fluctuations in market values will impact the performance of the Company’s investment portfolios.

Liquidity and Capital Resources

One hundred percent of the Company’s investment portfolio is readily marketable. Investments in securities traded on national securities markets and securities not traded on national securities markets, but with readily ascertainable market values, are valued at market value. Other securities, for which market quotations are not readily available, due to infrequency of transactions, are valued at fair value as determined in good faith by management of the Company. Investments in mutual funds are valued at that day’s closing net asset value (NAV). While management employs objective criteria to ascertain these values, there is no independent benchmark by which the values assigned by management can be judged. Accordingly, the value of these securities may be overstated.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

As of September 30, 2004, the Company had working capital of approximately $3.1 million compared to $2.8 million at December 31, 2003 and compared to $2.9 million at September 30, 2003. The increase is primarily due to the private placement issuance of $420,000 in common stock. Working capital includes cash, securities owned and accounts and notes receivable, net of all liabilities. The Company has no long-term debt.

The Company’s net cash balance increased by $60,033 during the nine months ended September 30, 2004. Net cash used by operating activities was $429,198. Investing activities during the nine months ended September 30, 2004 used $19,303. Financing activities provided $508,534 of cash during the nine months ended September 30, 2004, primarily from the sale of treasury stock.

The Company’s net cash balance decreased by $504,568 during the nine months ended September 30, 2003. Net cash used by operating activities was $1,001,171. The primary use of cash flow was the net loss of $949,594. Investing activities during the nine months ended September 30, 2003 used $2,307. Financing activities provided $498,910 of cash during the nine months ended September 30, 2003, primarily from the sale of treasury stock.

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

PART II: OTHER INFORMATION

ITEM 1: Legal Proceedings – None

ITEM 2: Changes in Securities

On July 21, 2004, the Company sold 60,000 shares of the Company’s Common Stock in a private placement. The Common Stock was sold for cash at an offering price of $7.00 per share. No underwriter was used in the offering. This offering was exempted from registration under section 4(2) of the Securities Act of 1933, as amended. This exemption was relied upon because the offering was a private placement. There are no exchange or conversion provisions associated with the securities sold in this offering. Net proceeds from this offering were used for working capital.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

ITEM 3: Defaults Upon Senior Securities – None

ITEM 4: Submission of Matters to a Vote of Security Holders – None

ITEM 5: Other Information – None

ITEM 6: Exhibits and Reports on Form 8-K

(a) Index of Exhibits

*3.1	Amended and Restated Articles of Incorporation of the Company.

*3.2	Code of Regulations of the Company.

**10.1	Diamond Hill Investment Group (fka Heartland) Incentive Compensation Plan.

***10.2	1993 Non-Qualified and Incentive Stock Option Plan.

****10.3	Synovus Securities, Inc., Sub-Advisory Agreement with the Diamond Hill Capital Management, Inc. dated January 30, 2001.

**10.4	Employment Agreement between the Company and Roderick H. Dillon, Jr. dated May 11, 2000.

**10.5	Employment Agreement between the Company and James F. Laird dated October 24, 2001.

*****10.6	Form of Subscription Agreement for common Shares of Diamond Hill Investment Group, Inc. executed by subscribers as part of the private placement dated July 22, 2003.

10.7	Form of Subscription Agreement for common Shares of Diamond Hill Investment Group, Inc. executed by subscribers as part of the private placement referenced in Part II, Item 2 of this Form 10-QSB.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15-d-14(a)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15(d)-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 8-K filed on May 8, 2002 and incorporated herein by reference.
**	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-KSB filed on March 28, 2003 and incorporated herein by reference.
***	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Proxy Statement filed on July 21, 1998 and incorporated herein by reference.
****	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-KSB filed on March 1, 2001 and incorporated herein by reference.
*****	Filed with the Securities and Exchange Commission as an exhibit to the company’s Form 10-QSB filed on November 14, 2003 and incorporated herein by reference.

(b) Reports on Form 8-K

A Form 8-K was filed on July 26, 2004 to announce the Company’s private placement that took place on July 21, 2004.

A Form 8-K was filed on August 13, 2004 to report the Company’s earnings for the six months ended June 30, 2004.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

DIAMOND HILL INVESTMENT GROUP, INC.

Signature	Title	Date
/s/ R. H. Dillon	President and Director	November 12, 2004
R. H. Dillon

/s/ James F. Laird	Chief Financial Officer	November 12, 2004
James F. Laird