Form 10KSB
period 2004-12-31
DIAMOND HILL INVESTMENT GROUP INC
filed 2005-03-30
CIK 909108

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered under Section 12(b) of the Exchange Act:

(Title of Class)                                                                                  (Name of each exchange on which registered)

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  ☒

State issuer’s revenues for its most recent fiscal year $2,468,490

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of February 2, 2005: 1,623,152 Shares of Common Stock

@ Bid of $17.25 = $27,999,372                      @ Ask of $17.49 = $28,388,928

Portions of the issuer’s proxy statement for the 2005 annual meeting of shareholders are incorporated by reference into Part III of this annual report on Form 10-KSB. Such proxy statement will be filed within 120 days of the fiscal year covered by this annual report.

Transitional Small Business Disclosure Format (check one):  Yes  ☐;  No  ☒

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

PART I

ITEM 1: Description of Business

General

Diamond Hill Investment Group, Inc. (“the Company”) was incorporated as a Florida corporation in April 1990 and reincorporated as an Ohio corporation in May 2002. The Company has one operating subsidiary company.

Diamond Hill Capital Management, Inc. (“DHCM”), an Ohio corporation, is a wholly owned subsidiary of the Company and a registered investment adviser. DHCM is the investment adviser to the Diamond Hill Funds, a series of open-end mutual funds, Diamond Hill Investment Partners, L.P. (“DHIP”), a private investment partnership, and also offers advisory services to institutional and individual investors.

The Company operates primarily as a holding company with investment advisory services provided by DHCM. The Company maintains an investment portfolio, composed of Diamond Hill Funds and DHIP, which are managed by DHCM. References to the Company also include references to DHCM.

In May of 2000, with the change in executive management, the Company shifted its emphasis from its traditional brokerage related activities to its investment advisory services. Staffing, other costs associated with this shift and various marketing initiatives have negatively impacted the Company since the change. Management believes that this process was necessary in order to achieve a critical threshold of assets under management to support operations in the future. The Company has made substantial progress; however, there can be no assurance the Company will be able to achieve and maintain the critical threshold of assets under management to support future operations.

During 2004, the Company transitioned the services of its broker-dealer subsidiary, Diamond Hill Securities (DHS) to third party broker-dealers and to DHCM. During the fourth quarter of 2004 DHS de-registered with the NASD and SEC as a broker-dealer and investment adviser. This transition had no material impact on the Company’s financial statements.

Assets Under Management

As of December 31, 2004, assets under management totaled $523,793,479, a 109% increase from December 31, 2003. The table below provides a summary of assets under management as of December 31, 2004 and 2003:

	12/31/2004	12/31/2003	% Change
Separately Managed Accounts	$265,428,049	$142,606,649	86
Mutual Funds	237,625,466	95,864,575	148
Private Investment Parthership	20,739,964	11,601,281	87

Total Assets Under Management	$523,793,479	$250,072,505	109

Investment Advisory Activities

Diamond Hill Capital Management

DHCM executes its investment strategies through fundamental research. Analysts evaluate a company’s prospects based upon its current business and financial position, future growth opportunities, and management capability and strategy. The intended result is a good estimate of “intrinsic value”. Intrinsic value is the present value of all future cash flows, which we estimate the investment will generate, discounted at a rate that reflects the required return for the investment given the estimated level of risk. In other words, it is the estimated price a minority shareholder should pay in order to achieve a satisfactory or “fair” return on the investment. The estimate of intrinsic value is then compared to current market prices to evaluate whether, in the opinion of DHCM, an attractive investment opportunity exists. A proprietary valuation model, which forecasts cash flows for five years including a “terminal value” (the expected stock price in five years), assists in many of these intrinsic value estimations. The adviser believes that although securities markets are competitive, pricing inefficiencies often exist allowing for attractive investment opportunities. Furthermore, DHCM believes that investing in securities whose market prices are significantly below DHCM’s estimate of intrinsic value (or selling short securities whose market prices are above intrinsic value) is a reliable method to achieve above average returns as well as mitigate risk.

Currently available portfolio strategies managed by DHCM include All Cap Concentrated Equity, Small Cap Equity, Large Cap Equity, Long-Short Equity, Short-Term Fixed Income, and Strategic Income. These strategies are available on a separately managed basis and/or through a mutual fund.

The Company also offers a private investment partnership, DHIP, a limited partnership that invests in equity securities. DHCM is the managing member of the DHIP general partner and offers interests in the partnership to certain institutions and high net worth clients who typically invest at least $500,000 in the partnership.

Business Development

The Company develops investment advisory business with clients through direct contact or through financial intermediaries. The primary geographic areas are Ohio and Georgia, with current efforts outside these areas on an opportunistic basis.

As of December 31, 2004, the Company managed approximately $134 million in assets for multiple clients of Synovus Securities, Inc. (“Synovus”), a broker-dealer located in Columbus, Georgia. The Company has a Sub-Advisory Agreement with Synovus. These assets, which are in the Company’s separately managed accounts, private investment partnership, and mutual fund products, make up approximately 25% of the Company’s assets under management, down from 30% at December 31, 2003.

In addition, the Company has an Investment Advisory Agreement with the Diamond Hill Focus Long-Short Fund for which it derived 13% of its revenue from for 2004. This is the only client which represented more than 10% of its 2004 revenues.

For direct investment advisory business, the Company currently relies upon existing relationships with former clients and contacts of DHCM associates. The Company has also developed numerous relationships with financial intermediaries primarily for distribution of its mutual fund products to the retail market. During 2004, the Company hired a senior business development associate to focus on the institutional marketplace.

Competition

Competition in the area of investment management services and mutual funds is intense and the Company’s competitors include investment management firms, broker-dealers, banks and insurance companies. Many competitors are better known than the Company, are better capitalized, offer a broader range of investment products and have more offices, employees and sales representatives. The Company competes primarily on the basis of investment philosophy, performance and customer service.

Investment Portfolio

DHCM holds positions in the Company’s fixed income mutual funds and DHIP.

Regulation

The securities industry is subject to extensive regulation under both federal and state laws. The principal purpose of regulation of investment advisers is the protection of investors in the securities markets rather than protection of stockholders of investment advisers. Investment advisers are subject to regulation by the SEC and state securities commissions in the states in which they are registered.

DHCM operates in this highly regulated environment and is subject to examination and licensing requirements by federal and state authorities. DHCM is a registered investment adviser and subject to regulation by the SEC pursuant to the Investment Advisers Act of 1940.

Employees

The Company currently has 19 full-time employees, none of whom are members of a union. The Company generally believes that its relationship with employees is good.

SEC Filings

This Form 10-KSB report includes financial statements for the years ended December 31, 2004 and December 31, 2003. The Company files Forms 10-KSB annually with the SEC and files Forms 10-QSB after each of the first three fiscal quarters.

ITEM 2: Description of Property

The Company sub-leases approximately 8,500 square feet of office space in the Arena Office Building located at 375 North Front Street, Suite 300, Columbus, Ohio 43215, from an unaffiliated third party for an aggregate current monthly rental of $10,000 through May 31, 2005. The Company entered into a one year extension through May 31, 2006 at a monthly rental of $12,750. We believe that our current facility is adequate to meet our needs for the foreseeable future, and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

Our current policy is not to invest in real estate or interests in real estate or to acquire assets primarily for possible capital gain or primarily for income. We do not invest in real estate mortgages or securities of entities primarily engaged in real estate activities.

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

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

PART II

ITEM 5: Market for Common Equity and Related Stockholder Matters

The Company’s Common Stock trades on the NASDAQ Small Cap Market under the symbol DHIL. The range of high and low prices for each quarter since January 1, 2003, are shown below:

Beginning Date	Ending Date	High	Low
January 1, 2003	March 31, 2003	$6.11	$4.00
April 1, 2003	June 30, 2003	$5.20	$3.90
July 1, 2003	September 30, 2003	$5.10	$3.52
October 1, 2003	December 31, 2003	$7.14	$4.51
January 1, 2004	March 31, 2004	$11.00	$6.80
April 1, 2004	June 30, 2004	$10.25	$8.00
July 1, 2004	September 30, 2004	$10.00	$9.00
October 1, 2004	December 31, 2004	$17.50	$9.20

The source of this bid information is Bloomberg L.P. These quotations reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions. In addition, due to the relatively “thin” market in the Company’s Common Stock, quoted prices cannot be considered indicative of any viable market for such stock. During the year ended December 31, 2004, approximately 420,700 shares of the Company’s Common Stock were traded.

As of December 31, 2004, there were approximately 275 record holders of common shares representing approximately 1,000 beneficial holders. The Company has not paid any dividends during the last two fiscal years and has no present intention of paying dividends.

Information with respect to securities authorized for issuance under equity compensation plans is disclosed in Item 11 of this Form 10-KSB.

The Company has made no repurchases of its Common Stock during 2004.

INDEPENDENT AUDITORS’ REPORT

For the Years Ended December 31, 2004 and 2003

ITEM 6: Management’s Discussion and Analysis or Plan of Operation

Forward-looking Statements

Throughout this discussion, the Company may make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to such matters as anticipated operating results, prospects for achieving the critical threshold of assets under management, technological developments, economic trends (including interest rates and market volatility), expected transactions and acquisitions and similar matters. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “should,” and similar expressions identify forward-looking statements that speak only as of the date thereof. While the Company believes that the assumptions underlying its forward-looking statements are reasonable, investors are cautioned that any of the assumptions could prove to be inaccurate and, accordingly, the actual results and experiences of the Company could differ materially from the anticipated results or other expectations expressed by the Company in its forward-looking statements. Factors that could cause such actual results or experiences to differ from results discussed in the forward-looking statements include, but are not limited to: the adverse effect from a decline in the securities markets; a decline in the performance of the Company’s products; a general downturn in the economy; changes in government policy and regulation; changes in the Company’s ability to attract or retain key employees; unforeseen costs and other effects related to legal proceedings or investigations of governmental and self-regulatory organizations; and other risks identified from time-to-time in the Company’s other public documents on file with the SEC.

General

With the change in executive management in May of 2000, the Company shifted its emphasis from brokerage related activities, to the investment advisory services of its DHCM subsidiary. DHCM manages portfolios of equity and fixed income securities representing various economic sectors. Staffing and costs associated with this shift and the various marketing initiatives at DHCM negatively impacted the Company since the change. Management believes that this process was necessary in order to achieve a critical threshold of assets under management to support operations in the future. The Company has made substantial progress, however, there can be no assurance that the Company will be able to achieve and maintain the critical threshold of assets under management to support future operations.

Business Prospects Going Forward

The Company’s mutual funds, private investment partnership and separately managed accounts, have experienced strong relative three to five year investment returns that compare very favorably to competitors. For example, the six Diamond Hill mutual funds all were ranked in the top quartile of their respective categories at December 31, 2004 based on the rankings from Lipper Analytical, Inc., a top independent ranking firm. The investment returns have been a key driver in the success the company has achieved in growing assets under management at a rate in excess of 100% annually in 2004 and 2003. The company believes that it is appropriate to increase marketing and sales efforts to continue to grow assets under management which in turn generates advisory fee revenue.

As a result, the company expects to invest in marketing and development efforts throughout 2005 in an effort to expand distribution of its services and accelerate growth, such expenditures may include:

•	Registering the mutual funds in additional states

•	Offering I (a.k.a. “Institutional”) shares which should be attractive to fee-only intermediaries

•	Set-up and ongoing fees required to add the mutual funds and I share classes to several key brokerage platforms

•	Attending and sponsoring booths at key industry conferences

•	Adding additional sales staff and support

•	Creating additional marketing material for the funds and separately managed accounts, and

•	Additional costs related to ongoing public relations, promotion and advertising

These efforts in total could cost in a range of $250,000 - $350,000 during 2005 and future years. There can be no assurance that these efforts will prove successful; however, given the investment results of the company’s funds and separately managed accounts, the additional resources devoted to marketing seems warranted.

Year ended December 31, 2004 compared to Year ended December 31, 2003

Investment management revenues for the year ended December 31, 2004 increased to $2,468,490 compared to $1,160,584 for the year ended December 31, 2003, a 113% increase. This increase resulted primarily from new investment advisory business which increased assets under management from which the Company derives its revenues.

The Company increased its investment management revenue from all three of its investment products: mutual funds, managed accounts and its private investment partnership, DHIP. Revenues from mutual funds were up 119%, for the year ended December 31, 2004, from $465,549 to $1,020,238. Revenues from managed accounts were up 91%, for the year ended December 31, 2004, from $606,169 to $1,160,674. Investment management revenue collected from the DHIP, which include a performance incentive fee of approximately $194,524, grew 224%, increasing from $88,866 to $287,578. Assets under management, which is a key driver of revenue growth, increased to $523,793,479 as of December 31, 2004, a 109% increase since December 31, 2003. During 2004, the Company made significant progress toward achieving the critical threshold of assets under management to support future operations.

Operating expenses for the year ended December 31, 2004 increased to $2,968,173 from $2,184,801 for the year ended December 31, 2003, an increase of 36%. This increase is primarily related to staff additions to support the significant growth in assets under management, and incentive compensation earned related to the outstanding performance of the Company’s investment products. Non-salary operating expenses were relatively flat year over year.

Mutual fund administration, which is administrative services fees collected in connection with the Company’s mutual fund products net of all mutual fund administrative expenses paid by the Company, decreased from a net expense of $258,226 for the year ended December 31, 2003 to $75,007 for the year ended December 31, 2004, a 70% improvement. This improvement is primarily due to the increase in assets under management in the Company’s mutual fund products. DHCM has an administrative, fund accounting and transfer agency services agreement with the Diamond Hill Funds, where DHCM performs certain services for each series of the trust. These services include mutual fund administration, accounting, transfer agency and other related functions. For performing these administrative services, each series of the trust compensates DHCM a fee at an annual rate of 0.45% times each series’ average daily net assets. DHCM collected $619,835 and $268,164 for mutual fund administration revenue for the years ended December 31, 2004 and 2003, respectively. In fulfilling its role under this agreement, DHCM has engaged several third-party providers and the cost for their services are paid by DHCM. Mutual fund administration expense for the year ended December 31, 2004 and 2003 was $694,842 and $526,390, respectively. As assets under management grow in the mutual fund products, the Company expects the net mutual fund administration expense to continue to decrease.

Mutual fund distribution, which includes distribution fees collected in connection with sales of the Company’s mutual funds net of all mutual fund distribution expenses paid by the Company, decreased slightly to a net expense of $91,940 for the year ended December 31, 2004 from $93,689 for the year ended December 31, 2003, a 2% decrease. For performing these distribution functions, DHS collected front-end and back-end sales loads, underwriting fees, and 12b-1 fees on fund investments. Mutual fund distribution revenue for the year ended December 31, 2004 and 2003 were $278,262 and $164,732, respectively. This increase in fees is primarily due to the increase in assets under management in the Company’s mutual fund products. Prior to April 30, 2004 DHS was the principal underwriter for Diamond Hill Funds, an Ohio business trust, and paid third-party financial institutions a fee for distribution or for performing certain servicing functions for mutual fund shareholders. DHS and DHCM also pay for the production of marketing materials used in the distribution of the Diamond Hill Funds. Mutual fund distribution expense for the years ended December 31, 2004 and 2003 were $370,202 and $258,421, respectively. This increase is the result of increased sales of the mutual fund shares in 2004 versus 2003.

Broker-dealer activity, which is revenue from security transactions and market-making activity net of broker-dealer expenses which are comprised principally of clearing costs and regulatory fees, decreased to a net income of $2,843 for the year ended December 31, 2004 from a net expense of $18,062 for the year ended December 31, 2003. Prior to transitioning its services and de-registering as a broker-dealer, DHS transacted security trades through its clearing broker under a correspondent agreement. For the years ended December 31, 2004 and 2003, broker-dealer activity expenses were $7,814 and $44,449, respectively. DHS earned commissions and service fees related to business transacted through its clearing broker, along with gains and losses from market-making activities. Broker-dealer activity revenue for the years ended December 31, 2004 and 2003 was $10,657 and $26,387, respectively. The decrease in both revenue and expenses is due to the planned transition of broker-dealer activities to third-party broker-dealers. This transition was completed during 2004 and the Company is not expected to have any further broker-dealer activity.

The Company’s net operating loss decreased to $663,787 for the year ended December 31, 2004 from $1,394,194 for the year ended December 31, 2003, a 52% improvement.

Investment return, net of interest expense, increased to $487,287 for the year ended December 31, 2004 from $400,660 for the year ended December 31, 2003. Management is unable to predict how future fluctuations in market values will impact the performance of the Company’s investment portfolios. As a result of positive company portfolio investment performance, the Company’s net operating loss was reduced further, causing the net loss to decrease to $176,500 for the year ended December 31, 2004 compared $993,534 for the year ended December 31, 2003, an 82% improvement.

Liquidity and Capital Resources

The Company’s entire investment portfolio is in readily marketable securities, which, provide for cash liquidity, if needed, within three business days. Investments in mutual funds are valued at their current net asset value. Investments in DHIP are valued based on readily available market quotations.

On July 22, 2003, the Company sold 110,000 shares of the Company’s Common Stock, from Treasury Stock, to certain directors, officers and employees through a private placement at a price of $4.50 per share, thereby increasing the liquidity and capital resources by approximately $495,000. On July 21, 2004, the Company sold 60,000 shares of the Company’s Common Stock, from Treasury Stock through a private placement at a price of $7.00, thereby increasing the liquidity and capital resources by approximately $420,000.

As of December 31, 2004, the Company had working capital of approximately $3.2 million compared to $2.8 million at December 31, 2003. The increase during the year ended December 31, 2004 is primarily due to the private placement offset by the net loss as part of operating activities. Working capital includes cash, securities owned and accounts and notes receivable, net of all liabilities. The Company has no long-term debt.

The Company’s net cash balance increased by $51,581 during the year ended December 31, 2004. Net cash used by operating activities was $472,112. The primary use of cash flow was the net loss of $176,500. Investing activities used $24,138 for property and equipment purchased during the year ended December 31, 2004. Financing activities provided $547,831 of cash during the year ended December 31, 2004, mostly from the $420,000 private placement on July 21, 2004.

The Company’s net cash balance decreased by $638,190 during the year ended December 31, 2003. Net cash used by operating activities was $1,154,250. The primary use of cash flow was the net loss of $993,534. Investing activities used $3,582 for property and equipment purchased during the year ended December 31, 2003, mostly from the $495,000 private placement on July 22, 2003.

Investment management revenue primarily fund the operations of the Company. Management believes that the Company’s existing resources, including available cash and cash provided by operating activities, will be sufficient to satisfy its working capital requirements in the foreseeable future. However, no assurance can be given that additional funds will not be required. To the extent that returns on investments are less than anticipated, or expenses are greater than anticipated, the Company may be required to reduce its activities, liquidate the investment portfolio or seek additional financing. Further, this additional financing may not be available on acceptable terms, if at all. No significant capital expenditures are expected in the foreseeable future.

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

Except as otherwise disclosed herein, we have no off-balance sheet arrangements with any obligation under a guarantee contract, or a retained or contingent interest in assets or similar arrangement that serves as credit, liquidity or market risk support for such assets, or any other obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument.

ITEM 7: Financial Statements

Report of Independent Registered Public Accounting Firm

To the shareholders and Board of Directors of

Diamond Hill Investment Group, Inc.

We have audited the consolidated statement of financial condition of Diamond Hill Investment Group, Inc. and its subsidiaries as of December 31, 2004, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We have conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diamond Hill Investment Group, Inc. and its subsidiaries as of December 31, 2004, and the consolidated results of their operations and cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

BKR Longanbach Giusti, LLC

Columbus, Ohio

January 20, 2005

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

As of December 31, 2004

AUDITED

ASSETS
Cash	$102,566
Investment portfolio (note 3 and 4):
Mutual fund shares and limited partnership interests	2,126,130
Accounts receivable:
Investment products	465,500
Limited partnership interests sold, not yet settled	900,000
Property and equipment, net of accumulated depreciation of $155,913	112,955
Prepaid Expenses	249,838
Refundable deposits	10,570

Total assets	$3,967,559

LIABILITIES
Accrued expenses	401,220

Total liabilities	401,220

SHAREHOLDERS’ EQUITY
Common stock: (note 5)
No par value, 7,000,000 shares authorized, 1,827,972 shares issued and 1,613,060 shares outstanding	10,204,714
Treasury stock, at cost (214,912 shares)	(1,229,378)
Deferred compensation	(124,550)
Accumulated deficit	(5,284,447)

Total shareholders’ equity	3,566,339

Total liabilities and shareholders’ equity	$3,967,559

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2004 and 2003

AUDITED

	2004	2003
INVESTMENT MANAGEMENT REVENUE:
Mutual funds	$1,020,238	$465,549
Managed accounts	1,160,674	606,169
Private investment partnership	287,578	88,866

Total investment management revenue	2,468,490	1,160,584

OPERATING EXPENSES:
Salaries, benefits and payroll taxes	2,276,797	1,520,150
Legal and audit	84,546	70,481
General and administrative	415,961	443,802
Sales and marketing	190,869	150,368

Total operating expenses	2,968,173	2,184,801

OTHER OPERATING ACTIVITIES
Mutual fund administration, net (Note 8)	(75,007)	(258,226)

Mutual fund distribution, net (Note 9)	(91,940)	(93,689)

Broker-dealer, net (Note 10)	2,843	(18,062)

NET OPERATING LOSS	(663,787)	(1,394,194)

Investment return, net of interest expense	487,287	400,660
LOSS BEFORE TAXES	(176,500)	(993,534)

Income tax provision (credit)	—	—

NET LOSS	$(176,500)	$(993,534)

BASIC EARNINGS (LOSS) PER SHARE	$(0.11)	$(0.68)

DILUTED EARNINGS (LOSS) PER SHARE	$(0.11)	$(0.68)

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2004 and 2003

AUDITED

	Shares Outstanding	Common Stock	Treasury Stock	Deferred Compensation	Retained Earnings (Deficit)	Total
Balance at December 31, 2002	1,408,467	$10,023,703	$(2,394,510)	$(15,174)	$(3,976,743)	$3,637,276
Exercise of stock options	1,000	3,910				3,910
Amortization of deferred Compensation	—	—	—	11,430	—	11,430
Sale of treasury stock	114,532	(1,902)	655,304	—	(137,670)	515,732
Net loss	—	—	—	—	(993,534)	(993,534)

Balance at December 31, 2003	1,523,999	10,025,711	(1,739,206)	(3,744)	(5,107,947)	3,174,814
Deferred compensation related to restricted stock	—	—	—	(141,000)	—	(141,000)
Amortization of deferred Compensation	—	—	—	20,194	—	20,194
Sale of treasury stock	89,061	179,003	509,828	—	—	688,831
Net loss	—	—	—	—	(176,500)	(176,500)

Balance at December 31, 2004	1,613,060	$10,204,714	$(1,229,378)	$(124,550)	$(5,284,447)	$3,566,339

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2004 and 2003

AUDITED

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(176,500)	$(993,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37,926	38,336
Loss on disposal of property and equipment	2,921	732
Deferred compensation	20,194	11,430
Unrealized (gain) loss	(352,411)	(401,794)
(Increase) decrease in certain assets—
Investment portfolio	958,616	459,942
Accounts receivable
Investment products	(290,019)	4,941
Sale of Securities and other	(902,182)	(111)
Deposits and other	(33,042)	(68,678)
Increase (decrease) in certain liabilities—
Accounts payable to broker-dealers and other	(1,589)	1,589
Accrued expenses and other	263,975	(118,951)

Net cash used in operating activities	(472,112)	(1,154,250)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(24,188)	(3,582)
Proceeds from sale of property and equipment	50	—

Net cash used in investing activities	(24,138)	(3,582)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	—	3,910
Sale of treasury stock	547,831	515,732

Net cash provided (used) in financing activities	547,831	519,642

NET INCREASE (DECREASE) IN CASH	51,581	(638,190)

CASH, BEGINNING OF PERIOD	50,985	689,175

CASH, END OF PERIOD	$102,566	$50,985

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,874	$758
Income taxes	—	—

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

Note 1—ORGANIZATION AND NATURE OF BUSINESS

Diamond Hill Investment Group, Inc. (the Company) was incorporated as a Florida corporation in April 1990 and reincorporated as an Ohio corporation in May 2002. The Company has one operating subsidiary company.

Diamond Hill Capital Management, Inc. (DHCM), an Ohio corporation, is a wholly owned subsidiary of the Company and a registered investment adviser. DHCM is the investment adviser to the Diamond Hill Funds, a series of open-end mutual funds, and Diamond Hill Investment Partners, L.P. (“DHIP”), a private investment partnership, and also offers advisory services to institutional and individual investors.

During 2004, the Company transitioned the services of its broker-dealer subsidiary, Diamond Hill Securities (DHS) to third party broker-dealers and to DHCM. During the fourth quarter of 2004 DHS de-registered with the NASD and SEC as a broker-dealer and investment adviser. This transition had no material impact on the Company’s financial statements.

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash

The Company has defined cash as demand deposits, certificate of deposits and money market accounts. The Company maintains its cash in three accounts with two financial institutions.

Accounts Receivable

Accounts receivable are recorded when they are due and are presented in the statement of financial condition, net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated on the Company’s historical losses, existing conditions in the industry, and the financial stability of those individuals that owe the receivable. No allowance for doubtful accounts was deemed necessary at December 31, 2004.

Valuation of Investment Portfolio

Investments in mutual funds are valued at their current net asset value. Investments in DHIP are valued based on readily available market quotations. Realized and unrealized gains and losses are included in investment profits and losses.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

Limited Partnership Interests

DHCM is the managing member of Diamond Hill General Partner, LLC, the General Partner of Diamond Hill Investment Partners, L.P. (DHIP), a limited partnership whose underlying assets consist of marketable securities. DHCM’s investment in DHIP is accounted for using the equity method, under which DHCM’s share of the net earnings or losses of the partnership is reflected in income as earned and distributions received are reflected as a reduction of the investment. The Company is actively seeking additional unaffiliated investors for DHIP. Several board members, officers and employees of the Company are members in Diamond Hill General Partner, LLC. The capital of Diamond Hill General Partner, LLC is not subject to a management fee or an incentive fee.

Property and Equipment

Property and equipment, consisting of computer equipment, furniture, and fixtures, is carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over estimated lives of three to seven years.

Revenues

Securities transactions are accounted for on the trade date basis. Dividend income is recorded on the ex-dividend date and interest income is accrued as earned. Realized gains and losses from sales of securities are determined utilizing the specific identification method.

Earnings Per Share

Basic and diluted earnings per common share are computed in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.” A reconciliation of the numerators and denominators used in these calculations is shown below:

For the year ended December 31, 2004:

	Numerator	Denominator	Amount
Basic Earnings	$(176,500)	1,566,385	$(0.11)
Diluted Earnings	$(176,500)	1,566,385	$(0.11)

For the year ended December 31, 2003:

	Numerator	Denominator	Amount
Basic Earnings	$(993,534)	1,458,264	$(0.68)
Diluted Earnings	$(993,534)	1,458,264	$(0.68)

Stock options and warrants have not been included in the denominator of the diluted per-share computations because the effect of their inclusion would be anti-dilutive.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

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

Note 3—INVESTMENT PORTFOLIO

Investment portfolio balances, which consist of securities classified as trading, are comprised of the following at December 31, 2004:

	Market	Cost	Unrealized Gains	Unrealized Losses
Diamond Hill Strategic Income Fund	$846,262	764,753	81,509	—
Diamond Hill Short Term Fixed Income Fund	201,566	203,561	—	(1,995)
DHIP Private Partnership (Hedge Fund)	1,078,302	658,281	420,021	—

Total	$2,126,130	$1,626,595	$501,530	$(1,995)

Note:	$900,000 was redeemed on December 31, 2004 from DHIP and was reinvested in various Diamond Hill Funds during January 2005.

Investment portfolio balances, which consist of securities classified as trading, are comprised of the following at December 31, 2003:

	Market	Cost	Unrealized Gains	Unrealized Losses
Mutual fund shares and limited partnership interest	$2,717,226	$2,290,260	$428,171	$(1,205)
Not readily marketable equity securities	15,108	195,125	—	(180,017)

Total	$2,732,334	$2,485,385	$428,171	$(181,222)

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

DHCM is the managing member of the General Partner of Diamond Hill Investment Partners, L.P., whose underlying assets consist primarily of marketable securities. The General Partner is contingently liable for all of the partnership’s liabilities.

Summary financial information, including the Company’s carrying value and income from this partnership at December 31, 2004 and 2003 and for the years then ended, is as follows:

	2004	2003
Total assets	$40,934,365	$21,505,686
Total liabilities	20,194,401	9,904,405
Net assets	20,739,964	11,601,281
Net fair market value of earnings	4,519,117	1,967,729

DHCM’s carrying value	1,078,302	1,363,450
DHCM’s income	614,852	223,852

DHCM’s income from this partnership includes its pro-rata capital allocation and its share of an incentive allocation from the limited partners. DHCM earned the following management fee and incentive fee from the partnership. DHCM shares a portion of its Management Fee with certain intermediaries.

	2004	2003
Management fee	$109,412	$58,976
Incentive fee	194,524	29,890

Note 4—LINE OF CREDIT

The Company renewed a line of credit loan with a maximum principal amount of $325,000 on August 28, 2004 at an annual percentage interest rate of prime plus 0.50%. The balance due on the line of credit loan at December 31, 2004 was zero ($0). The Company has pledged $390,000 of its fixed income mutual fund investments to secure this line. The line of credit loan is due to mature on August 28, 2005, at which time management intends to renew the line.

Note 5—CAPITAL STOCK

Common Stock

The Company has only one class of securities, Common Stock.

Treasury Stock

On July 17, 2000, the Company announced a program to repurchase up to 400,000 shares of its Common Stock through open market purchases and privately negotiated transactions. From July 17, 2000 through July 25, 2002 the Company purchased a total of 352,897 shares of its Common Stock at an average price of $5.69 per share. During the year ending December 31, 2004, the Company has issued 89,061 shares of Treasury Stock (15,000 shares to employees in the form a restricted stock grant, 60,000 in the form of a private placement, and 14,061 to fulfill the Company’s match under the Company’s 401k Plan). The Company’s total Treasury Stock share balance as of December 31, 2004 is 214,912.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

Authorization of Preferred Stock

The Company’s Articles of Incorporation authorize the issuance of 1,000,000 shares of “blank check” preferred stock with such designations, rights and preferences, as may be determined from time to time by the Company’s Board of Directors. The Board of Directors is empowered, without shareholder approval, to issue preference stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting or other rights of the holders of the Common Stock. There were no shares of preferred stock issued or outstanding at December 31, 2004 or 2003.

Note 6—INCOME TAXES

The Company files a consolidated Federal income tax return. It is the policy of the Company to allocate the consolidated tax provision to subsidiaries as if each subsidiary’s tax liability or benefit were determined on a separate company basis. As part of the consolidated group, subsidiaries transfer to the Company their current Federal tax liability or assets.

	2004	2003
Current income tax provision (benefit)	$—	$—
Deferred income tax provision (benefit)	—	—

Provision (benefit) for income taxes	$—	$—

A reconciliation of income tax expense at the statutory rate to the Company’s effective rate is as follows:

	2004	2003
Income tax expense expected statutory rate	34%	34%
Prior year provision adjustment	0	0
Dividends received deduction	0	0
Unrealized gain	0	0
Valuation allowance	-34	-34

Income tax expense effective rate	0%	0%

Deferred tax assets and liabilities consist of the following at December 31, 2004 and 2003:

	2004	2003
Deferred tax benefit of NOL carryforward	$1,914,000	$1,819,000
Stock options and warrants	—	—
Unrealized (gains) losses	(125,000)	(62,000)
Other liabilities	(3,000)	(14,000)
Valuation allowance	(1,786,000)	(1,743,000)

Net deferred tax assets (liabilities)	$—	$—

As of December 31, 2004, the Company and its subsidiaries had net operating loss (NOL) carry forwards for tax purposes of approximately $7,274,000. These NOL’s will expire from 2016 to 2024. Any future changes in control may limit the availability of NOL carryforwards.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

Note 7—OPERATING LEASES

The Company leases office space under an operating lease agreement effective May 1, 2002, which terminates on May 31, 2006. Total lease expenses for the year ended December 31, 2004 were $120,000. The future minimum lease payments under the operating lease are as follows:

Year Ended	Amount
2005	139,250
2006	63,750

Note 8—MUTUAL FUND ADMINISTRATION

DHCM has an administrative, fund accounting and transfer agency services agreement with Diamond Hill Funds, an Ohio business trust, under which DHCM performs certain services for each series of the trust. These services include mutual fund administration, accounting, transfer agency and other related functions. For performing these services, each series of the trust compensates DHCM a fee at an annual rate of 0.45% times each series’ average daily net assets. DHCM collected $619,835 and $268,164 for mutual fund administration revenue for the years ended December 31, 2004 and 2003, respectively. In fulfilling its role under this agreement, DHCM has engaged several third-party providers, and the cost for their services is paid by DHCM. Mutual fund administration expense for the years ended December 31, 2004 and 2003 was $694,842 and $526,390, respectively.

Note 9—MUTUAL FUND DISTRIBUTION

On April 30, 2004, DHS discontinued providing mutual fund distribution services as the principal underwriter for Diamond Hill Funds. As a result, DHS no longer receives distribution-related revenue; however, DHCM does get reimbursed from the current principal underwriter for certain distribution-related expenses. In addition, DHCM finances the up-front commissions paid to brokers who sell C Shares of the Diamond Hill Funds. As financer, DHCM pays the commission to the selling broker at the time of sale. This commission payment is capitalized and expensed over the trailing 12 months to correspond with the matching revenues DHCM receives from the principal underwriter to recoup this commission payment. Mutual fund distribution revenue for the years ended December 31, 2004 and 2003 was $278,262 and $164,732, respectively. Mutual fund distribution expense for the years ended December 31, 2004 and 2003 was $370,202 and $258,421, respectively.

Note 10—BROKER-DEALER

During 2004, the Company transitioned the services of its broker-dealer subsidiary, DHS to third party broker-dealers and to DHCM. During the fourth quarter of 2004 DHS de-registered with the NASD and SEC as a broker-dealer and investment adviser. DHS is not expected to have any future operating activity beyond December 31, 2004. For the years ended December 31, 2004 and 2003, broker-dealer activity expenses totaled $7,814 and $44,449, respectively. Broker-dealer activity revenue for the years ended December 31, 2004 and 2003 was $10,657 and $26,357, respectively.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

Note 11—EMPLOYEE INCENTIVE PLANS

Equity Compensation Grants

On May 13, 2004 the Company’s shareholders approved terms and conditions of certain equity compensation grants to three key employees. Under the terms approved a total of 75,000 shares of restricted stock and restricted stock units were issued to key employees on May 31, 2004. The restricted stock and restricted stock units are restricted from sale and do not vest until May 31, 2009.

Stock Option Plan

The Company had a Non-Qualified and Incentive Stock Option Plan that authorized the grant of options to purchase an aggregate of 500,000 shares of the Company’s Common Stock. The Plan provided that the Board of Directors, or a committee appointed by the Board, may grant options and otherwise administer the Option Plan. The exercise price of each incentive stock option or non-qualified stock option must be at least 100% of the fair market value of the Common Stock at the date of grant, and no such option may be exercisable for more than ten years after the date of grant. However, the exercise price of each incentive stock option granted to any shareholder possessing more than 10% of the combined voting power of all classes of capital stock of the Company on the date of grant must not be less than 110% of the fair market value on that date. This Plan was adopted in 1993 and expired by its terms in November 2003. Options issued under this Plan are not affected by the Plan’s expiration.

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

Had compensation cost for all of the Company’s stock-based awards been determined in accordance with FAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Year Ended December 31, 2004	Year Ended December 31, 2003
Net income (loss), as reported	$(176,500)	$(993,534)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(103,091)	(212,464)

Pro forma net income	$(279,591)	$(1,205,998)
Earnings Per Share:
Basic—as reported	$(0.11)	$(0.68)
Basic—pro forma	$(0.18)	$(0.83)
Diluted—as reported	$(0.11)	$(0.68)
Diluted—pro forma	$(0.18)	$(0.83)

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

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

A summary of the status of the Company’s stock option and warrants plans as of December 31, 2004 and December 31, 2003 and changes during the periods ending on those dates is presented below:

	Options		Warrants
	Shares	Average Exercise Price	Shares	Average Exercise Price
Outstanding January 1, 2003	165,902	$17.124	280,400	$12.897
Granted	120,000	4.500	—	—
Exercised	(1,000)	3.910	—	—
Expired unexercised	(11,510)	28.983
Forfeited	(13,190)	22.008	—	—

Outstanding December 31, 2003	260,202	10.581	280,400	12.897

Exercisable December 31, 2003	116,202	$17.465	280,400	$12.897

Outstanding January 1, 2004	260,202	$10.581	280,400	$12.897
Granted	—	—	—	—
Exercised	—	—	—
Expired unexercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding December 31, 2004	260,202	10.581	280,400	12.897

Exercisable December 31, 2004	154,202	$14.517	280,400	$12.897

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

The following table summarizes information about fixed stock options and warrants outstanding at December 31, 2004:

	Options	Warrants
Number Outstanding	16,202	14,000
Number Exercisable	16,202	14,000
Exercise Price	73.75	73.75
Remaining life in years	3.36	3.36

Number Outstanding	25,000	21,000
Number Exercisable	25,000	21,000
Exercise Price	14.375	14.38
Remaining life in years	0.74	0.74

Number Outstanding	9,000	14,000
Number Exercisable	9,000	14,000
Exercise Price	10.625	11.25
Remaining life in years	2.18	5.16

Number Outstanding	90,000	16,400
Number Exercisable	64,000	16,400
Range of exercise prices	5.25-8.45	22.20-22.50
Weighted average exercise price	6.26	22.49
Weighted average remaining life in years	4.49	4.24

Number Outstanding	120,000	215,000
Number Exercisable	40,000	215,000
Range of exercise prices	4.50	8.00-10.625
Weighted average exercise price	4.50	8.17
Weighted average remaining life in years	8.43	5.01

Note 12—REGULATORY REQUIREMENTS

DHCM is a registered investment adviser and is subject to regulation by the SEC pursuant to the Investment Advisors Act of 1940.

Note 13—SEGMENT INFORMATION

Types of services from which each reportable segment derives its revenues

The Company has three reportable segments: Investment Advisory Services, Broker-Dealer Services and Corporate Portfolio. The Investment Advisory Services segment provides investment advisory services to the Diamond Hill Funds, a series of open-end mutual funds, Diamond Hill Investment Partners, L.P., a private investment partnership, and offers investment advisory services to institutional and individual investors. During 2004 the Broker-Dealer Services segment was transitioned to third party broker-dealers. Prior to the transition, the Broker-Dealer Services segment offered brokerage services to institutional and individual investors and underwriting services to the Diamond Hill Funds. The Corporate Portfolio segment is represented by revenue generating investments unrelated to the other operating segments.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

Measurement of segment profit or loss and segment assets

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes. The Company focuses its attention on providing services to external customers.

Factors management used to identify the enterprises’ reportable segments

The Company’s reportable segments are primarily defined by legal entities that specialize in different financial products and services. Investment Advisory Services are provided by DHCM. Broker-Dealer Services were provided primarily by DHS. The Company manages the Corporate Portfolio segment. These segments are managed separately because each entity operates in a different regulatory environment.

Financial information for each reportable segment is shown below. The Company does not operate, or hold assets, in any foreign country. The Company has one client, the Diamond Hill Focus Long-Short Fund, which represented 13% of its revenue for 2004.

Financial information for the year ended December 31, 2004

	Investment Advisory Services	Broker-Dealer Services	Corporate Portfolio	Combined
Investment Management Fees:
Mutual funds	$1,020,238	$—	$—	$1,020,238
Managed accounts	1,160,674	—	—	1,160,674
Private investment partnership	287,578	—	—	287,578

Total investment management fees	2,468,490	—	—	2,468,490

Operating Expenses:
Salaries, benefits & payroll taxes	2,201,797	75,000	—	2,276,797
Legal and audit	8,455	—	76,091	84,546
General and administrative	402,259	13,702	—	415,961
Sales and marketing	190,869	—	—	190,869

Total operating expenses	2,803,380	88,702	76,091	2,968,173

Mutual fund administration	(75,007)	—	—	(75,007)

Mutual fund distribution	(91,940)		—	(91,940)

Broker-dealer activity	—	2,843	—	2,843

Net Operating Loss	(501,837)	(85,859)	(76,091)	(663,787)

Investment return, net of interest expense	—	—	487,287	487,287

Loss Before Taxes	(501,837)	(85,859)	411,196	(176,500)
Income Tax Provision (Credit)	—	—	—	—

Net Loss	$(501,837)	$(85,859)	$411,196	$(176,500)

Total Assets	$269,250)	$—	$3,698,309	$3,967,559

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

Financial information for the year ended December 31, 2003

	Investment Advisory Services	Broker-Dealer Services	Corporate Portfolio	Combined
Investment Management Fees:
Mutual funds	$465,549	$—	$—	$465,549
Managed accounts	606,169	—	—	606,169
Private investment partnership	88,866	—	—	88,866

Total investment management fees	1,160,584	—	—	1,160,584

Operating Expenses:
Salaries, benefits & payroll taxes	1,303,892	73,227	143,031	1,520,150
Legal and audit	2,300	1,664	66,517	70,481
General and administrative	300,773	38,794	104,235	443,802
Sales and marketing	123,746		25,803	150,368

Total operating expenses	1,730,711	114,504	339,586	2,184,801

Mutual fund administration	(258,226)	—	—	(258,226)

Mutual fund distribution	—	(93,689)	—	(93,689)

Broker-dealer activity	—	(18,062)	—	(18,062)

Net Operating Loss	(828,353)	(226,255)	(339,586)	(1,394,194)

Investment return, net of interest expense	—	—	400,660	(400,660)

Loss Before Taxes	(828,353)	(226,255)	61,074	(993,534)
Income Tax Provision (Credit)	—	—	—	—

Net Loss	$(828,353)	$(226,255)	$61,074	$(993,534)

Total Assets	$198,734	$264,497	$2,850,417	$3,313,648

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

ITEM 8: Changes In and Disagreements With Accountants or Accounting and Financial Disclosures

None

ITEM 8A: Controls and Procedures

Management, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this annual report. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of the end of the period covered by this annual report, the disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission’s rules and forms. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and the Chief Financial Officer completed their evaluation.

ITEM 8B: Other Information

None

PART III

ITEM 9: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Information regarding this Item 9 is incorporated by reference to our proxy statement for our 2005 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, under the Captions: “Directors and Executive Officers”, “Compliance with Section 16(a) of the Exchange Act”, “Audit Committee” and “Code of Business Conduct and Ethics”.

ITEM 10: Executive Compensation

Information regarding this Item 10 is incorporated by reference to our proxy statement for our 2005 annual meeting of shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, under the Caption: “Executive Compensation”.

ITEM 11: Security Ownership of Certain Beneficial Owners and Management

Information regarding this Item 11 is incorporated by reference to our proxy statement for our 2005 annual meeting of shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, under the Captions: “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation”.

ITEM 12: Certain Relationships and Related Transactions

Information regarding this Item 12 is incorporated by reference to our proxy statement for our 2005 annual meeting of shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, under the Caption: “Certain Relationships and Related Transactions”.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

ITEM 13: Exhibits

(a) Index of Exhibits

*3.1	Amended and Restated Articles of Incorporation of the Company.

*3.2	Code of Regulations of the Company.

**10.1	Diamond Hill Investment Group (fka Heartland) Incentive Compensation Plan.

***10.2	1993 Non-Qualified and Incentive Stock Option Plan.

****10.3	Synovus Securities, Inc., Sub-Advisory Agreement with the Diamond Hill Capital Management, Inc. dated January 30, 2001.

**10.4	Employment Agreement between the Company and Roderick H. Dillon, Jr. dated May 11, 2000.

**10.5	Employment Agreement between the Company and James F. Laird dated October 24, 2001.

*****10.6	Form of Subscription Agreement for Common Shares of Diamond Hill Investment Group, Inc. executed by subscribers as part of the private placement on July 22, 2003.

******10.7	Form of Subscription Agreement for Common Shares of Diamond Hill Investment Group, Inc. executed by subscribers as part of the private placement on July 21, 2004.

*******14.1	Code of Business Conduct and Ethics.

21.1	Subsidiaries of the Company.

23.0	Consent of Independent Auditors.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15(d)-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 8-K filed on May 8, 2002 and incorporated herein by reference.
**	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-KSB filed on March 28, 2003 and incorporated herein by reference.
***	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Proxy Statement filed on July 21, 1998 and incorporated herein by reference.
****	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-KSB filed on March 1, 2001 and incorporated herein by reference.
*****	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-QSB filed on November 14, 2003 and incorporated herein by reference.
******	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-QSB filed on November 15, 2004 and incorporated herein by reference.
*******	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Proxy Statement filed on April 9, 2004 and incorporated herein by reference.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

ITEM 14: Principal Accountant Fees and Services

For the years ended December 31, 2004 and 2003, the following fees apply:

	Year Ended 12/31/2004	Year Ended 12/31/2003
Audit (1)	$27,700	$30,200
Audit related	—	—
Tax (2)	5,500	5,500
Other	—	—

Total	$33,200	$35,700

(1)	The audit fees for the years ended December 31, 2004 and 2003, respectively, were for professional services rendered for the audit of the Company’s annual financial statements, reviews of the Company’s quarterly financial statements, issuance of consents, and assistance with review of other documents filed with the SEC.
(2)	The tax fees for the years ended December 31, 2004 and 2003, respectively, were for services related to tax compliance, tax advice and tax planning including the preparation of tax returns and assistance with tax audits.

It is the policy of the Audit Committee to pre-approve the services of the independent accountants and present that approval to the Board of Directors. For the years ended December 31, 2004 and 2003, 100% of the independent accountants’ fees were pre-approved by the Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

DIAMOND HILL INVESTMENT GROUP, INC.

By:	/S/ R. H. Dillon
	R. H. Dillon, President and Director	March 30, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ R. H. Dillon	President and Director	March 30, 2005
R. H. Dillon

/S/ James F. Laird	Chief Financial Officer	March 30, 2005
James F. Laird

/S/ David P. Lauer	Director	March 30, 2005
David P. Lauer

/S/ James G. Mathias	Director	March 30, 2005
James G. Mathias

/S/ David R. Meuse	Director	March 30, 2005
David R. Meuse

/S/ Diane D. Reynolds	Director	March 30, 2005
Diane D. Reynolds