Form 10QSB
period 2005-03-31
DIAMOND HILL INVESTMENT GROUP INC
filed 2005-05-16
CIK 909108

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2005:

     Common Stock: 1,635,210 shares

Transitional Small Business Disclosure Format (check one): Yes ☐; No☑

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

ITEM 1: Financial Statements

The accompanying consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, are unaudited, but have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2005.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
As of March 31, 2005

UNAUDITED

ASSETS
Cash	$90,614
Investment portfolio (note 3):
Mutual fund shares and private limited partnership interests	3,342,534
Accounts receivable:
Investment management fees	669,313
Property and equipment, net of accumulated depreciation of $165,188	103,680
Prepaid Expenses	313,312
Refundable deposits	10,570

Total assets	$4,530,023

LIABILITIES

Unearned fee income	6,169
Accrued expenses	259,039

Total liabilities	265,208

SHAREHOLDERS’ EQUITY

Common stock: (note 5)
No par value, 7,000,000 shares authorized, 1,827,972 shares issued and 1,635,210 shares outstanding	10,373,032
Treasury stock, at cost (192,762 shares)	(1,102,903)
Deferred compensation	(117,500)
Accumulated deficit	(4,887,814)

Total shareholders’ equity	4,264,815

Total liabilities and shareholders’ equity	$4,530,023

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2005 and 2004

UNAUDITED

	2005	2004
INVESTMENT MANAGEMENT REVENUE:
Mutual funds	$522,717	$189,838
Managed accounts	429,592	244,052
Private investment partnership	236,681	32,169

Total investment management revenue	1,188,990	466,059

OPERATING EXPENSES:
Salaries, benefits and payroll taxes	639,415	423,466
Incentive compensation (note 9)	—	—
Legal and audit	38,283	32,898
General and administrative	132,616	95,122
Sales and marketing	38,201	40,616

Total operating expenses	848,515	592,102

NET OPERATING INCOME (LOSS)	340,475	(126,043)

Mutual fund administration, net (note 8)	(74,133)	(55,358)

Investment return	130,291	101,179

INCOME (LOSS) BEFORE TAXES	396,633	(80,222)

Income Tax Provision (note 6)	—	—

NET INCOME (LOSS)	$396,633	$(80,222)

Basic Earnings (Loss) Per Share	$0.24	$(0.05)

Diluted Earnings (Loss) Per Share	$0.20	$(0.05)

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2005 and 2004

UNAUDITED

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$396,633	$(80,222)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,276	9,633
Deferred compensation	7,050	1,918
Unrealized (gain) loss	(130,291)	(67,668)
(Increase) decrease in certain assets:
Investment portfolio	(1,086,114)	340,815)
Accounts receivable:
Investment management fees	(203,813)	(82,384)
Sale of securities	900,000	(441)
Refundable income taxes		(31,000)
Deposits and other	(63,474)	(16,537)
Increase (decrease) in certain liabilities-
Unearned fee income	6,169
Accounts payable		(1,589)
Accrued expenses and other	(142,181)	(20,478)

Net cash provided by (used in) operating activities	(306,745)	(85,121)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—

Net cash provided by (used in) investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	—	—
Sale of treasury stock	294,793	25,459

Net cash provided by (used in) financing activities	294,793	25,459

NET INCREASE (DECREASE) IN CASH	(11,952)	110,580

CASH, BEGINNING OF PERIOD	102,566	50,985

CASH, END OF PERIOD	$90,614	$161,565

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$—	$728
Income taxes	—	—

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

Note 1 ORGANIZATION AND NATURE OF BUSINESS

Diamond Hill Investment Group, Inc. (the “Company”) is an Ohio corporation incorporated in May 2002, previously a Florida corporation since April 1990. The Company has one operating subsidiary.

Diamond Hill Capital Management, Inc. (“DHCM”), an Ohio corporation, is a wholly owned subsidiary of the Company and a registered investment advisor. DHCM is the investment adviser to the Diamond Hill Funds, a series of open-end mutual funds. DHCM is also the investment adviser to the Diamond Hill Investment Partners, L.P. (“DHIP”), a private investment partnership, and offers advisory services to institutional and individual investors.

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

Principles of Consolidation

The accompanying consolidated financial statements include the operations of the Company and DHCM. All material inter-company transactions and balances have been eliminated in consolidation.

Cash

The Company has defined cash as demand deposits, certificate of deposits and money market accounts. The Company maintains its cash in three accounts with two financial institutions.

Accounts Receivable

Accounts receivable are recorded when they are due and are presented in the statement of financial condition net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated on the Company’s historical losses, existing conditions in the industry, and the financial stability of those individuals that owe the receivable. No allowance for doubtful accounts was deemed necessary at March 31, 2005.

Valuation of Investment Portfolio

Investments in mutual funds are valued at their current net asset value. Investments in DHIP are valued based on readily available market quotations. Realized and unrealized gains and losses are included in investment profits and losses.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

Note 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Limited Partnership Interests

DHCM is the managing member of Diamond Hill General Partner, LLC, the General Partner of DHIP, a limited partnership whose underlying assets consist of marketable securities. DHCM’s investment in DHIP is accounted for using the equity method, under which DHCM’s share of the net earnings or losses from the partnership is reflected in income as earned and distributions received are reflected as reductions from the investment. The Company is actively seeking additional unaffiliated investors for DHIP. Several board members, officers and employees of the Company are members in Diamond Hill General Partner, LLC. The capital of Diamond Hill General Partner, LLC is not subject to a management fee or an incentive fee.

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

Earnings Per Share

Basic and diluted earnings per common share are computed in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.” A reconciliation of the numerators and denominators used in these calculations is shown below:

For the three months ended March 31, 2005:

	Numerator	Denominator	Amount
Basic Earnings	$396,633	1,622,256	$0.24
Diluted Earnings	$396,633	1,963,632	$0.20

For the three months ended March 31, 2004:

	Numerator	Denominator	Amount
Basic Earnings	$(80,222)	1,525,460	$(0.05)
Diluted Earnings	$(80,222)	1,525,460	$(0.05)

Stock options and warrants have not been included in the denominator of the diluted per-share computations for those periods with a net loss because the effect of their inclusion would be anti-dilutive.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

Note 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

Substantially all of the Company’s financial instruments are carried at fair value or amounts approximating fair value. Assets, including accounts receivable and securities owned are carried at amounts that approximate fair value. Similarly, liabilities, including accounts payable and accrued expenses are carried at amounts approximating fair value.

Note 3 INVESTMENT PORTFOLIO

Investment portfolio balances, which consist of securities classified as trading, are comprised of the following at March 31, 2005:

			Unrealized
	Market	Cost	Gains (Losses)
Diamond Hill Strategic Income Fund	$998,894	$930,185	$68,709
Diamond Hill Short Term Fixed Income Fund	852,594	859,751	(7,157)
Diamond Hill Large Cap Fund	52,100	50,000	2,100
Diamond Hill Focus Long-Short Fund	52,899	50,000	2,899
DHIP Private Investment Partnership	1,386,047	844,394	541,653

Total	3,342,534	2,734,331	608,203

Investment portfolio balances, which consist of securities classified as trading, are comprised of the following at March 31, 2004:

			Unrealized	Unrealized
	Market	Cost	Gains	Losses
Mutual fund shares and limited partnership interest	$2,444,078	$1,949,443	$494,839	$(204)

Not readily marketable equity securities	15,108	195,125	—	(180,017)

Total	$2,459,186	$2,144,568	$494,839	$(180,221)

DHCM is the managing member of the General Partner of DHIP, whose underlying assets consist primarily of marketable securities. The General Partner is contingently liable for all of the partnership’s liabilities.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

Note 3 INVESTMENT PORTFOLIO (Continued)

Summary financial information, including the Company’s carrying value and income from this partnership at March 31, 2005 and 2004 and for the three months then ended, is as follows:

	2005	2004
Total assets	$87,116,252	$24,996,194
Total liabilities	39,598,197	11,556,902
Net assets	47,518,055	13,439,292
Net fair market value of earnings	2,597,125	616,566

DHCM’s carrying value	1,386,047	1,431,972
DHCM’s income	727,766	80,162

DHCM’s income from this partnership includes its pro-rata capital allocation and its share of an incentive allocation from the limited partners. DHCM earned the following management fee and incentive fee from the partnership for the three months ending March 31, 2005 and 2004:

	2005	2004
Management Fee	$50,568	$20,529
Incentive Fee	186,113	11,640

Note 4 LINE OF CREDIT

The Company has a line of credit loan with a maximum principal amount of $325,000 at an annual percentage interest rate of prime plus 0.50%. The balance due on the line of credit loan at March 31, 2005 was zero ($0). The Company has pledged $390,000 of its fixed income mutual fund investments to secure this line. The line of credit loan is due to mature on August 28, 2005, at which time management intends to renew the line.

Note 5 CAPITAL STOCK

Common Stock

The Company has only one class of Common Stock.

Treasury Stock

On July 17, 2000, the Company announced a program to repurchase up to 400,000 shares of its Common Stock through open market purchases and privately negotiated transactions. From July 17, 2000 through July 25, 2002 the Company purchased a total of 352,897 shares of its Common Stock at an average price of $5.69 per share. During the three months ending March 31, 2005, the Company has issued 22,150 shares of Treasury Stock (19,000 shares due to the exercise of options and/or warrants, and 3,150 to fulfill the Company’s match under the Company’s 401k Plan). The Company’s total Treasury Stock share balance as of March 31, 2005 is 192,762.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

Authorization of Preferred Stock

The Company’s Articles of Incorporation authorize the issuance of 1,000,000 shares of “blank check” preferred stock with such designations, rights and preferences, as may be determined from time to time by the Company’s Board of Directors. The Board of Directors is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting or other rights of the holders of the Common Stock. There were no shares of preferred stock issued or outstanding at March 31, 2005.

Note 6 INCOME TAXES

As of December 31, 2004, the Company and its subsidiaries had net operating loss (NOL) carry forwards for tax purposes of approximately $7,274,000, therefore, there is no tax provision.

Note 7 OPERATING LEASES

The Company leases office space under an operating lease agreement effective May 1, 2002, which terminates on May 31, 2006. Total lease expenses for the three months March 31, 2005 were $30,000. The future minimum lease payments under the operating lease are as follows:

Year Ended	Amount
2005	109,250
2006	63,750

Note 8 MUTUAL FUND ADMINISTRATION

DHCM has an administrative, fund accounting and transfer agency services agreement with Diamond Hill Funds, an Ohio business trust, under which DHCM performs certain services for each series of the trust. These services include mutual fund administration, accounting, transfer agency and other related functions. For performing these services, each series of the trust compensates DHCM a fee at an annual rate of 0.45% for Class A and Class C shares and 0.20% for Class I shares times each series’ average daily net assets. In addition, DHCM finances the up-front commissions paid to brokers who sell C Shares of the Diamond Hill Funds. As financer, DHCM pays the commission to the selling broker at the time of sale. This commission payment is capitalized and expensed over 12 months to correspond with the matching revenues DHCM receives from the principal underwriter to recoup this commission payment. DHCM collected $399,446 and $204,467 for mutual fund administration revenue for the three months ended March 31, 2005 and 2004, respectively. In fulfilling its role under this agreement, DHCM has engaged several third-party providers, and the cost for their services is paid by DHCM. Mutual fund administration expense for the three months ended March 31, 2005 and 2004 was $473,579 and $259,825, respectively. Effective April 30, 2005, DHCM reduced the fee it charges for administrative services for Class A and Class C shares from 0.45% to 0.40%.

Note 9 EMPLOYEE INCENTIVE PLANS

Comprehensive Compensation Program

At the Company’s annual shareholder meeting on May 12, 2005, shareholders approved the 2005 Employee and Director Equity Incentive Plan (“2005 Plan”). The 2005 Plan is intended to facilitate the Company’s ability to attract and retain staff, provide additional incentive to employees, directors and consultants, and to promote the success of the Company’s business. The 2005 Plan is to be administered by the Board of Directors.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

Note 9 EMPLOYEE INCENTIVE PLANS (Continued)

With the approval of the 2005 Plan, the board has initiated a review of the compensation of all Company staff including base salary, cash incentives and equity incentives. The review will include an assessment of the current compensation structure as compared to other organizations in the investment management industry and the performance of the company’s staff, particularly its investment team. Based upon this review and the financial results of the Company, including growth in assets under management and revenues, the board expects to approve, by August 2005, a compensation program for 2005 which may include cash and equity incentives as authorized under the 2005 Plan.

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

Note 9 EMPLOYEE INCENTIVE PLANS (Continued)

Stock Option Plan (Continued)

Had compensation cost for all of the Company’s stock-based awards been determined in accordance with FAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended
	March 31
	2005	2004
Net income, as reported	396,633	(80,222)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(14,709)	(40,021)

Pro forma net income	381,924	(120,243)
Earnings per share:
Basic — as reported	0.24	(0.05)
Basic — pro forma	0.24	(0.08)
Diluted — as reported	0.20	(0.05)
Diluted — pro forma	0.19	(0.08)

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

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

Note 9 EMPLOYEE INCENTIVE PLANS (Continued)

Stock Option Plan (Continued)

A summary of the status of the Company’s stock option and warrants plans as of March 31, 2005 and 2004 and changes during the three months ending on those dates are presented below:

	Options		Warrants
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding December 31, 2003	260,202	$10.581	280,400	$12.897
Granted	—	—	—	—
Exercised	—	—	—	—
Expired unexercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding March 31, 2004	260,202	10.581	280,400	12.897

Exercisable March 31, 2004	116,202	$17.465	200,400	$14.852

Outstanding December 31, 2004	260,202	$10.581	280,400	$12.897
Granted		—	—	—
Exercised	9,000	10.625	10,000	14.375
Expired unexercised		—	—	—
Forfeited		—	—	—

Outstanding March 31, 2005	251,202	10.580	270,400	12.385

Exercisable March 31, 2005	143,202	$14.847	270,400	$12.385

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

Note 9 EMPLOYEE INCENTIVE PLANS (Continued)

Stock Option Plan (Continued)

The following table summarizes information about fixed stock options and warrants outstanding at March 31, 2005:

	Options	Warrants
Number Outstanding	16,202	14,000
Number Exercisable	16,202	14,000
Exercise Price	73.75	73.75
Remaining life in years	3.12	3.12

Number Outstanding	25,000	11,000
Number Exercisable	25,000	11,000
Exercise Price	14.38	14.38
Remaining life in years	0.50	0.50

Number Outstanding	—	14,000
Number Exercisable	—	14,000
Exercise Price	—	11.25
Remaining life in years	—	4.92

Number Outstanding	90,000	16,400
Number Exercisable	62,000	16,400
Range of exercise prices	5.25 - 8.45	22.20 - 22.50
Weighted average exercise price	6.26	22.49
Remaining life in years	6.10	4.00

Number Outstanding	120,000	215,000
Number Exercisable	40,000	215,000
Range of exercise prices	4.50	8.00 - 10.625
Weighted average exercise price	4.50	8.17
Remaining life in years	8.19	4.77

Note 10 REGULATORY REQUIREMENTS

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

Assets Under Management

As of March 31, 2005, assets under management totaled $678.7 million, a 30% increase from December 31, 2004. Assets under management grew by 125% as of March 31, 2005 in comparison to March 31, 2004. Asset growth for the three months and year ended March 31, 2005 is not necessarily indicative of the results that may be expected for the entire fiscal year ended December 31, 2005. The table below provides a summary of assets under management:

	3/31/2005	12/31/2004	3/31/2004
Individually Managed Accounts	$309,994,262	$265,428,049	$173,152,284
Mutual Funds	321,252,657	237,625,466	115,482,398
Private Investment Partnership	47,511,904	20,739,964	13,439,292

Total Assets Under Management	$678,758,823	$523,793,479	$302,073,974

Three months ended March 31, 2005 compared to three months ended March 31, 2004

Investment management revenues for the three months ended March 31, 2005 increased to $1,188,990 compared to $466,059 for the three months ended March 31, 2004, a 155% increase. This increase results primarily from the increase in assets under management from which the Company derives its revenues.

The Company increased its investment management revenue from all three of its investment products – mutual funds, managed accounts and a private investment partnership, DHIP. Revenue from mutual funds for the three months ended March 31, 2005 and 2004 were $522,717 and $189,838, respectively, a 175% increase. Revenue from managed accounts increased 76% for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. Investment management revenue collected from DHIP improved by 635% for the three months ended March 31, 2005 compared to the three months ended March

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

31, 2004. The primary driver of this significant increase was incentive fees earned due to the strong investment performance achieved during the quarter. The incentive fee revenue is based on investment performance and therefore there can be no assurance that this will be recurring revenue. Assets under management increased to $678,758,823 as of March 31, 2005, a 125% increase since March 31, 2004. However, there can be no assurance that the Company will be able to achieve or maintain the critical threshold of assets under management to support future operations.

Operating expenses for the three months ended March 31, 2005 increased to $848,515 compared to $592,102 for the three months ended March 31, 2004, an increase of 43%. The majority of this increase was due to an increase in salaries, benefits and payroll taxes which grew by 50% to $639,415 in 2005 versus $423,466 in 2004.

Mutual fund administration, which represents administrative and financing fees collected in connection with the Company’s mutual fund products net of all mutual fund administrative and financing expenses paid by the Company, increased from a net expense of $55,358 for the three months ended March 31, 2004 to a net expense of $74,133 for the three months ended March 31, 2005. This net expense increase in primarily due to the a one time expense related to the offering of new Class I shares, which are offered to institutions and advisors. DHCM has an administrative, fund accounting, transfer agency, and financing agreement with the Diamond Hill Funds, where DHCM performs certain services for each series of the trust. DHCM collected $399,447 and $204,467 for mutual fund administration revenue for the three months ended March 31, 2005 and 2004, respectively. In fulfilling its role under this agreement, DHCM has engaged several third-party providers and the cost for their services is paid by DHCM. Mutual fund administration expense for the three months ended March 31, 2005 and 2004 were $473,578 and $259,825, respectively. As assets under management grow in the mutual fund products, the Company expects fees collected to increase, while the Company expects expenses paid to increase but not as quickly as fees are collected; therefore, causing the net mutual fund administration expense to decrease.

The Company’s net operating income improved from a net loss of $126,043 for the three months ended March 31, 2004 to a net income of $340,475 for the three months ended March 31, 2005. This improvement is primarily due to the significant increase in assets under management.

Investment return, net of interest expense, increased to a gain of $130,291 for the three months ended March 31, 2005 from a gain of $101,179 for the three months ended March 31, 2004. This increase in investment gain results primarily from increases in market values of investments in the private investment partnership. Management is unable to predict how future fluctuations in market values will impact the performance of the Company’s investment portfolios.

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

As of March 31, 2005, the Company had working capital of approximately $3.8 million compared to $3.2 million at December 31, 2004 and compared to $2.8 million at March 31, 2004. The increase is primarily due to the private placement issuance of $420,000 and the exercise of previously issued stock options and warrants. Working capital includes cash, securities owned and accounts and notes receivable, net of all liabilities. The Company has no long-term debt.

The Company’s net cash balance decreased by $11,953 during the three months ended March 31, 2005. Net cash used by operating activities was $306,745. Financing activities provided $294,793 of cash during the three months ended March 31, 2005, primarily from the sale of treasury stock.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

The Company’s net cash balance increased by $110,580 during the three months ended March 31, 2004. Net cash used by operating activities was $85,121. The primary use of cash flow was the net loss of $80,222. Financing activities provided $25,459 of cash during the three months ended March 31, 2004, primarily from the sale of treasury stock.

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

Impact of Inflation and Other Factors

The Company’s operations have not been significantly affected by inflation. The Company’s investment portfolios of equity and fixed income securities are carried at current market values. The Company’s profitability is affected by general economic and market conditions. The Company’s business is also subject to government regulation and changes in legal, accounting, tax and other compliance requirements. Changes in these regulations may have a significant effect on the Company’s operations.

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

ITEM 1: Legal Proceedings – None

ITEM 2: Changes in Securities – None

ITEM 3: Defaults Upon Senior Securities – None

ITEM 4: Submission of Matters to a Vote of Security Holders

The annual meeting of the shareholders of the Company was held on May 12, 2005 at the Company’s office. A majority of the Company’s voting shares were present at the meeting, either by person or by proxy.

At such meeting, the shareholders elected the following individuals to serve on the Board of Directors for a one year term.

Name	Votes For	Votes Withheld
R.H. Dillon	1,464,360	1,158
David P. Lauer	1,464,100	1,418
James G. Mathias	1,464,100	1,418
David R. Meuse	1,464,300	1,218
Diane D. Reynolds	1,464,600	918

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

Also at the meeting, the shareholders approved the 2005 Employee and Director Equity Incentive Plan.

Votes For	Votes Against	Abstain	Not Voted
575,917	265,846	16,905	606,850

ITEM 5: Other Information – None

ITEM 6: Exhibits

(a) Index of Exhibits

*3.1	Amended and Restated Articles of Incorporation of the Company.

*3.2	Code of Regulations of the Company.

***10.1	1993 Non-Qualified and Incentive Stock Option Plan.

****10.2	Synovus Securities, Inc., Sub-Advisory Agreement with the Diamond Hill Capital Management, Inc. dated January 30, 2001.

**10.3	Employment Agreement between the Company and Roderick H. Dillon, Jr. dated May 11, 2000.

**10.4	Employment Agreement between the Company and James F. Laird dated October 24, 2001.

*****10.5	Form of Subscription Agreement for common Shares of Diamond Hill Investment Group, Inc. executed by subscribers as part of the private placement dated July 21, 2004.

******14.1	Code of Business Conduct and Ethics.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15-d-14(a)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15(d)-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

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

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

DIAMOND HILL INVESTMENT GROUP, INC.

Signature	Title	Date

/s/R. H. Dillon	President and Director	May 16, 2005

R. H. Dillon

/s/James F. Laird	Chief Financial Officer	May 16, 2005

James F. Laird