Form 10QSB
period 2005-06-30
DIAMOND HILL INVESTMENT GROUP INC
filed 2005-08-12
CIK 909108

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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
State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 30, 2005:
     Common Stock: 1,653,745 shares
Transitional Small Business Disclosure Format (check one): Yes  ☐;  No  ☑

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
Operating results for the six months and three months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2005.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
As of June 30, 2005
UNAUDITED

ASSETS
Cash	$268,631
Investment portfolio (note 3):
Mutual fund shares and private limited partnership interests	3,545,777
Accounts receivable:
Investment management revenue	828,209
Property and equipment, net of accumulated depreciation of $174,634	98,608
Prepaid expenses	349,428
Refundable deposits	20,570

Total assets	$5,111,223

LIABILITIES
Unearned fee income	4,869
Accrued expenses	255,059

Total liabilities	259,928

SHAREHOLDERS’ EQUITY

Common stock: (note 5)
No par value, 7,000,000 shares authorized, 1,827,972 shares issued and 1,653,745 shares outstanding	10,555,929
Treasury stock, at cost (174,227 shares)	(996,853
Deferred compensation	(335,169
Accumulated deficit	(4,372,612)

Total shareholders’ equity	4,851,295

Total liabilities and shareholders’ equity	$5,111,223

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months and Three Months Ended June 30, 2005 and 2004
UNAUDITED

	6 MONTHS ENDED		3 MONTHS ENDED
	JUNE 2005	JUNE 2004	JUNE 2005	JUNE 2004
INVESTMENT MANAGEMENT REVENUE:

Mutual funds	$1,197,461	$404,585	$674,744	$214,747
Managed accounts	933,718	513,369	504,126	269,317
Private investment partnership	465,198	67,491	203,842	35,322

Total investment management revenue	2,596,377	985,445	1,382,712	519,386

OPERATING EXPENSES:
Salaries, benefits and payroll taxes	1,300,444	925,915	661,029	502,449
Incentive compensation (note 7)	—	—	—	—
Legal and audit	61,311	58,535	23,027	25,637
General and administrative	261,970	187,592	129,354	92,470
Sales and marketing	109,865	90,807	71,664	50,191

Total operating expenses	1,733,590	1,262,849	885,074	670,747

NET OPERATING INCOME (LOSS)	862,787	(277,404)	497,638	(151,361)

Mutual fund administration, net (Note 8)	(117,702)	(144,923)	(43,570)	(89,565)

Investment return	166,751	108,299	61,134	7,120

INCOME (LOSS) BEFORE TAXES	911,836	(314,028)	515,202	(233,806)

Income tax provision (Note 9)	—	—	—	—

NET INCOME (LOSS)	$911,836	$(314,028)	$515,202	$(233,806)

Basic Earnings (Loss) Per Share	$0.56	$(0.21)	$0.31	$(0.15)

Diluted Earnings (Loss) Per Share	$0.47	$(0.21)	$0.26	$(0.15)

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2005 and 2004
UNAUDITED

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$911,836	$(314,028)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	18,724	19,841
Amortization of deferred compensation	18,881	3,146
Unrealized (gain) loss	(120,920)	(60,596)
(Increase) decrease in certain assets:
Investment portfolio	(1,298,728)	334,482)
Accounts receivable:
Investment management fees	(362,709)	(106,929)
Sale of securities	900,000	(96)
Refundable income taxes		(31,950)
Deposits and other	(109,590)	(129,017)
Increase (decrease) in certain liabilities-
Unearned fee income	4,869	—
Accounts payable to broker-dealers and other	—	(1,589))
Accrued expenses and other	(146,161)	11,206

Net cash provided by (used in) operating activities	(183,798)	(275,338)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,375)	(13,598)

Net cash used in investing activities	(4,375)	(13,598)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	—	—
Note Payable — line of credit	—	48,700
Sale of treasury stock	354,238	201,152

Net cash provided by financing activities	354,238	249,852

NET INCREASE (DECREASE) IN CASH	166,065	(39,084)

CASH, BEGINNING OF PERIOD	102,566	50,985

CASH, END OF PERIOD	$268,631	$11,901

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$—	$596
Income taxes	—	—
The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
Note 1 ORGANIZATION AND NATURE OF BUSINESS
Diamond Hill Investment Group, Inc. (the Company) is an Ohio corporation incorporated in May 2002, previously a Florida corporation since April 1990. The Company has one operating subsidiary.
Diamond Hill Capital Management, Inc. (DHCM), an Ohio corporation, is a wholly owned subsidiary of the Company and a registered investment advisor. DHCM is the investment adviser to the Diamond Hill Funds, a series of open-end mutual funds. DHCM is also the investment adviser to the Diamond Hill Investment Partners, L.P. (“DHIP”) and to institutional and individual investors.
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
Cash
The Company has defined cash as demand deposits, certificate of deposits and money market funds.
Accounts Receivable
Accounts receivable are recorded when they are due and are presented in the statement of financial condition net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated on the Company’s historical losses, existing conditions in the industry, and the financial stability of those individuals that owe the receivable. No allowance for doubtful accounts was deemed necessary at June 30, 2005.
Valuation of Investment Portfolio
Investments in mutual funds are valued at their current net asset value. Investments in DHIP are valued based on readily available market quotations. Realized and unrealized gains and losses are included in investment profits and losses.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
Note 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Limited Partnership Interests
DHCM is the managing member of Diamond Hill General Partner, LLC, the General Partner of DHIP, a limited partnership whose underlying assets consist of marketable securities. DHCM’s investment in DHIP is accounted for using the equity method, under which DHCM’s share of the net earnings or losses from the partnership is reflected in income as earned and distributions received are reflected as reductions from the investment. Several board members, officers and employees of the Company are members in Diamond Hill General Partner, LLC and collectively represent 11% of the partnership’s total net assets as of June 30, 2005. The capital of Diamond Hill General Partner, LLC is not subject to a management fee or an incentive fee.
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
Earnings Per Share
Basic and diluted earnings per common share are computed in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.” A reconciliation of the numerators and denominators used in these calculations is shown below:
For the six months ended June 30, 2005:

	Numerator	Denominator	Amount
Basic Earnings	$911,836	1,632,216	$0.56
Diluted Earnings	$911,836	1,950,530	$0.47
For the six months ended June 30, 2004:

	Numerator	Denominator	Amount
Basic Earnings	$(314,028)	1,529,588	$(0.21)
Diluted Earnings	$(314,028)	1,529,588	$(0.21)

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
Note 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Earnings Per Share (Continued)
For the three months ended June 30, 2005:

	Numerator	Denominator	Amount
Basic Earnings	$515,202	1,642,042	$0.31
Diluted Earnings	$515,202	1,951,967	$0.26
For the three months ended June 30, 2004:

	Numerator	Denominator	Amount
Basic Earnings	$(233,806)	1,533,715	$(0.15)
Diluted Earnings	$(233,806)	1,533,715	$(0.15)
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
Note 3 INVESTMENT PORTFOLIO
Investment portfolio balances, which consist of securities classified as trading, are comprised of the following at June 30, 2005:

			Unrealized
	Market	Cost	Gains (Losses)
Diamond Hill Strategic Income Fund	$1,026,400	$946,295	$80,105
Diamond Hill Short Term Fixed Income Fund	862,210	866,767	(4,557)
Diamond Hill Small Cap Fund	54,967	50,000	4,967
Diamond Hill Focus Long-Short Fund	53,261	50,000	3,261
Diamond Hill Large Cap Fund	52,868	50,000	2,868
DHIP Partnership Investment Partnership	1,496,071	962,260	533,811

Total	3,545,777	2,925,322	620,455

Investment portfolio balances, which consist of securities classified as trading, are comprised of the following at June 30, 2004:

			Net Unrealized
	Market	Cost	Gains (Losses)
Mutual fund shares and investment partnership interests	$2,448,454	$1,960,891	$87,563
Not readily marketable equity securities	9,993	190,010	(180,017)

Total	2,458,447	2,150,901	307,546

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
Note 3 INVESTMENT PORTFOLIO (Continued)
DHCM is the managing member of the General Partner of DHIP, whose underlying assets consist primarily of marketable securities. The General Partner is contingently liable for all of the partnership’s liabilities.
Summary financial information, including the Company’s carrying value and income from this partnership at June 30, 2005 and 2004 and for the six months then ended, is as follows:

	2005	2004
Total assets	$135,294,268	$29,662,715
Total liabilities	55,217,298	13,351,788
Net assets	80,076,970	16,310,927
Net income	3,780,082	988,200

DHCM’s portion of net assets	1,496,071	1,490,082
DHCM’s portion of net income	417,768	126,632
DHCM’s income from this partnership includes its pro-rata capital allocation and its share of an incentive allocation from the limited partners. DHCM earned the following management fee and incentive fee from the partnership:

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 2005	JUNE 2004	JUNE 2005	JUNE 2004
Management fee	$161,220	$44,503	$110,651	$23,974
Incentive fee	303,978	22,988	93,192	11,347
Note 4 LINE OF CREDIT
The Company has a line of credit loan with a maximum principal amount of $325,000 at an annual percentage interest rate of prime plus 0.50%. The balance due on the line of credit loan at June 30, 2005 was zero ($0). The Company has pledged $390,000 of its Strategic Income Fund investment to secure this line. The line of credit loan is due to mature on August 28, 2005.
Note 5 CAPITAL STOCK
Common Stock
The Company has only one class of Common Stock.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
Note 5 CAPITAL STOCK (Continued)
Treasury Stock
On July 17, 2000, the Company announced a program to repurchase up to 400,000 shares of its Common Stock through open market purchases and privately negotiated transactions. From July 17, 2000 through July 25, 2002 the Company purchased a total of 352,897 shares of its Common Stock at an average price of $5.69 per share. During the six months ending June 30, 2005, the Company has issued 40,685 shares of Treasury Stock (15,000 shares to employees in the form a restricted stock grant, 19,000 shares to fulfill the execution of warrants and options, and 6,685 to fulfill the Company’s match under the Company’s 401k Plan). The Company’s total Treasury Stock share balance as of June 30, 2005 is 174,227.
Authorization of Preferred Stock
The Company’s Articles of Incorporation authorize the issuance of 1,000,000 shares of “blank check” preferred stock with such designations, rights and preferences, as may be determined from time to time by the Company’s Board of Directors. The Board of Directors is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting or other rights of the holders of the Common Stock. There were no shares of preferred stock issued or outstanding at June 30, 2005.
Note 6 OPERATING LEASES
The Company leases office space under an operating lease agreement effective May 1, 2002, which terminates on May 31, 2006. Total lease expenses for the six months and three months ended June 30, 2005 were $62,750 and $32,750, respectively. The future minimum lease payments under the operating lease are as follows:

Year Ended	Amount
2005	76,500
2006	63,750
Note 7 EMPLOYEE INCENTIVE PLANS
Comprehensive Compensation Program
At the Company’s annual shareholder meeting on May 12, 2005, shareholders approved the 2005 Employee and Director Equity Incentive Plan (“2005 Plan”). The 2005 Plan is intended to facilitate the Company’s ability to attract and retain staff, provide additional incentive to employees, directors and consultants, and to promote the success of the Company’s business. The 2005 Plan is to be administered by the Board of Directors. With the approval of the 2005 Plan, the board has initiated a review of the compensation of all Company staff including base salary, cash incentives and equity incentives. The review will include an assessment of the current compensation structure as compared to other organizations in the investment management industry and the performance of the company’s staff, particularly its investment team. The board expects to finalize a new compensation program by November 2005. Performance bonuses, which are expected to be significant, will be finalized by the fourth quarter.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
Note 7 EMPLOYEE INCENTIVE PLANS (Continued)
Equity Compensation Grants
On May 13, 2004 the Company’s shareholders approved terms and conditions of certain equity compensation grants to three key employees. Under the approved terms a total of 75,000 shares of restricted stock and restricted stock units were issued to the key employees on May 31, 2004. The restricted stock and restricted stock units are restricted from sale and do not vest until May 31, 2009.
Equity Incentive Plan
On May 12, 2005 at the Company’s annual shareholder meeting, shareholders approved and the Company adopted the 2005 Employee and Director Equity Incentive Plan (the “Plan”). The Plan authorizes the issuance of up to 500,000 shares of the Company’s common stock in various forms of stock or option grants. The Plan provides that the Board of Directors, or a committee appointed by the Board, may grant awards and otherwise administer the Plan. As of June 30, 2005 no shares have been issued under the Plan.
Stock Option Plan
The Company adopted a Non-Qualified and Incentive Stock Option Plan in 1993 that authorized the grant of options to purchase an aggregate of 500,000 shares of the Company’s Common Stock. The Plan provides that the Board of Directors, or a committee appointed by the Board, may grant options and otherwise administer the Option Plan. The exercise price of each incentive stock option or non-qualified stock option must be at least 100% of the fair market value of the Common Stock at the date of grant, and no such option may be exercisable for more than ten years after the date of grant. However, the exercise price of each incentive stock option granted to any shareholder possessing more than 10% of the combined voting power of all classes of capital stock of the Company on the date of grant must not be less than 110% of the fair market value on that date, and no such option may be exercisable more than five years after the date of grant. This Plan expired by its terms in November 2003. Options issued under this Plan are not affected by the Plan’s expiration. All outstanding options, reflected in the tables following, were issued under this plan. Of the warrants shown in the tables following, 70,400 were issued pursuant to this plan.
The Company applies Accounting Principles Board Opinion 25 and related Interpretations (APB 25) in accounting for stock options and warrants issued to employees and Directors. Accordingly, compensation cost is recognized based on the intrinsic value of the stock options or warrants.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
Note 7 EMPLOYEE INCENTIVE PLANS (Continued)
Stock Option Plan (Continued)
Had compensation cost for all of the Company’s stock-based awards been determined in accordance with FAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Net income, as reported	515,202	(233,806)	911,836	(314,028)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(12,885)	(32,339)	(27,594)	(72,360)

Pro forma net income	502,317	(266,145)	884,242	(386,388)
Earnings per share:
Basic — as reported	0.31	(0.15)	0.56	(0.21)
Basic — pro forma	0.31	(0.17)	0.54	(0.25)
Diluted — as reported	0.26	(0.15)	0.47	(0.21)
Diluted — pro forma	0.26	(0.17)	0.45	(0.25)
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

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
Note 7 EMPLOYEE INCENTIVE PLANS (Continued)
Stock Option Plan (Continued)
A summary of the status of the Company’s stock option and warrants plans as of June 30, 2005 and 2004 and changes during the six months ending on those dates are presented below:

	Options		Warrants
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding December 31, 2003	260,202	$10.581	280,400	$12.897
Granted	—	—	—	—
Exercised	—	—	—	—
Expired unexercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding June 30, 2004	260,202	10.581	280,400	12.897

Exercisable June 30, 2004	138,202	$15.459	280,400	$12.897

Outstanding December 31, 2004	260,202	$10.581	280,400	$12.897
Granted		—	—	—
Exercised	9,000	10.625	10,000	14.375
Expired unexercised		—	—	—
Forfeited		—	—	—

Outstanding June 30, 2005	251,202	10.580	270,400	12.385

Exercisable June 30, 2005	165,202	$15.593	270,400	$12.385

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
Note 7 EMPLOYEE INCENTIVE PLANS (Continued)
Stock Option Plan (Continued)
The following table summarizes information about fixed stock options and warrants outstanding at June 30, 2005:

	Options	Warrants
Number Outstanding	16,202	14,000
Number Exercisable	16,202	14,000
Exercise Price	73.75	73.75
Remaining life in years	2.87	2.87

Number Outstanding	25,000	11,000
Number Exercisable	25,000	11,000
Exercise Price	14.375	14.38
Remaining life in years	0.25	0.25

Number Outstanding		14,000
Number Exercisable		14,000
Exercise Price		11.25
Remaining life in years		4.67

Number Outstanding	90,000	16,400
Number Exercisable	64,000	16,400
Range of exercise prices	5.25 - 8.45	22.20 -22.50
Weighted average exercise price	6.26	22.49
Weighted average remaining life in years	5.85	3.75

Number Outstanding	120,000	215,000
Number Exercisable	60,000	215,000
Range of exercise prices	4.50	8.00 - 10.625
Weighted average exercise price	4.50	8.17
Weighted average remaining life in years	7.94	4.52

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
Note 8 MUTUAL FUND ADMINISTRATION
DHCM has an administrative, fund accounting and transfer agency services agreement with Diamond Hill Funds, an Ohio business trust, under which DHCM performs certain services for each series of the trust. These services include mutual fund administration, accounting, transfer agency and other related functions. For performing these services, each series of the trust compensates DHCM a fee at an annual rate of 0.40% for Class A and Class C shares and 0.20% for Class I shares times each series’ average daily net assets. In addition, DHCM finances the up-front commissions paid to brokers who sell C shares of the Diamond Hill Funds. As financer, DHCM pays the commission to the selling broker at the time of sale. This commission payment is capitalized and expensed over 12 months to correspond with the matching revenues DHCM receives from the principal underwriter to recoup this commission payment. DHCM collected $858,334 and $382,940 for mutual fund administration revenue for the six months ended June 30, 2005 and 2004, respectively; and for the three months ended June 30, 2005 and 2004, DHCM collected $458,888 and $178,474 for administration revenue, respectively. In fulfilling its role under this agreement, DHCM has engaged several third-party providers, and the cost for their services is paid by DHCM. Mutual fund administration expense for the six months ended June 30, 2005 and 2004 was $976,036 and $527,863, respectively, and for the three months ended June 30, 2005 and 2004 was $502,458 and $268,039, respectively. Effective April 30, 2005, DHCM reduced the fee it charges for administrative services for Class A and Class C shares from 0.45% to 0.40%.
Note 9 INCOME TAXES
As of December 31, 2004, the Company and its subsidiaries had net operating loss (NOL) carry forwards for tax purposes of approximately $7,274,000; therefore, there is no tax provision.
Note 10 REGULATORY REQUIREMENTS
DHCM is a registered investment adviser and subject to regulation by the SEC pursuant to the Investment Advisors Act of 1940.

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
Assets Under Management
As of June 30, 2005, assets under management totaled $810.7 million, a 55% increase from December 31, 2004. Assets under management grew by 152% as of June 30, 2005 in comparison to June 30, 2004. Asset growth for the six months and year ended June 30, 2004 is not necessarily indicative of the results that may be expected for the entire fiscal year ended December 31, 2005. The table below provides a summary of assets under management:

	6/30/2005	12/31/2004	6/30/2004
Individually Managed Accounts	$334,830,632	$265,428,049	$183,245,008
Mutual Funds	395,850,029	237,625,466	125,405,799
Private Investment Partnership	80,036,158	20,739,964	16,312,863

Total Assets Under Management	$810,716,819	$523,793,479	$321,963,670
Three months ended June 30, 2005 compared to Three Months ended June 30, 2004
Investment management revenues for the three months ended June 30, 2005 increased to $1,382,712 compared to $519,386 for the three months ended June 30, 2004, a 166% increase. This revenue increase was driven by the increase in assets under management.
The Company increased its investment management revenue from all three of its investment products - mutual funds, managed accounts and a private investment partnership. Revenue from mutual funds posted the largest dollar increase over the three months ended June 30, 2005 and 2004, increasing to $674,744 from $214,747, a 214% increase. Revenue from managed accounts increased 87% for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. Investment management revenue from

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
DHIP improved by 477%, over the three months ended June 30, 2004. These fees grew from $35,322 to $203,842. The primary driver of this significant increase was an increase in assets under management and incentive fee revenue earned due to the strong investment performance achieved during the quarter. While the increase in assets under management results in recurring revenue, the incentive fee revenue is based on investment performance and therefore there can be no assurance that this will be recurring revenue.
Operating expenses for the three months ended June 30, 2005 increased to $885,074 compared to $670,747 for the three months ended June 30, 2004, an increase of 32%. The majority of this increase was due to an increase in salaries, benefits and payroll taxes which grew by 32% to $661,029 from $502,449. The board has initiated a review of the compensation of all Company staff including base salary, cash incentives and equity incentives. The review will include an assessment of the current compensation structure as compared to other organizations in the investment management industry and the performance of the company’s staff, particularly its investment team. The board expects to finalize a new compensation program by November 2005. Performance bonuses, which are expected to be significant, will be finalized by the fourth quarter. The Company anticipates that it will earn a profit for the full year including the impact of the new compensation program.
Mutual fund administration, which represents administrative and financing fees collected in connection with the Company’s mutual fund products net of all mutual fund administration and financing expenses paid by the Company, decreased from a net expense of $89,565 for the three months ended June 30, 2004 to a net expense of $43,570 for the three months ended June 30, 2005, a 51% improvement. A portion of the current quarter’s net expense was due to one time expenses related to the offering of new Class I shares, which are offered to institutions and advisors. Due to the significant increase in assets under management in the Diamond Hill Funds (the “Funds”), the Company voluntarily decreased the fees it charges to the Funds. This fee reduction will help improve investment performance of the Funds and as a result better position the Funds among competitors. The Company anticipates that mutual fund administration activity will be close to breakeven sometime during the next two quarters. DHCM has an administrative, fund accounting and transfer agency services agreement with the Funds, where DHCM performs certain services for each of the Funds. DHCM collected $458,888 and $178,474 for mutual fund administration revenue for the three months ended June 30, 2005 and 2004, respectively. In fulfilling its role under this agreement, DHCM has engaged several third-party providers and the cost for their services is paid by DHCM. Mutual fund administration expense for the three months ended June 30, 2005 and 2004 were $502,458 and $268,039, respectively. As assets under management grow in the mutual fund products, the Company expects fees collected to increase, while the Company expects expenses paid to increase but not as quickly as fees are collected; therefore, causing the net mutual fund administration expense to decrease.
The Company’s net operating income improved from a net loss of $151,361 for the three months ended June 30, 2004 to a net income of $497,638 for the three months ended June 30, 2005. This improvement is primarily due to the significant increase in assets under management.
Investment return increased to a gain of $61,134 for the three months ended June 30, 2005 from a gain of $7,120 for the three months ended June 30, 2004. This increase in investment gain results primarily from increases in market values of investments in the private investment partnership. Management is unable to predict how future fluctuations in market values will impact the performance of the Company’s investment portfolios.
Six months ended June 30, 2005 compared to six months ended June 30, 2004
Investment management revenues for the six months ended June 30, 2005 increased to $2,596,377 compared to $985,445 for the six months ended June 30, 2004, a 163% increase. This revenue increase was driven by the increase in assets under management.
The Company increased its investment management revenue from all three of its investment products — mutual funds, managed accounts and a private investment partnership. Revenue from mutual funds posted

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
the largest dollar increase over the six months ended June 30, 2005 and 2004, increasing to $1,197,461 from $404,585, a 196% increase. Revenue from managed accounts increased 82% for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Investment management revenue from DHIP improved by 589%, over the six months ended June 30, 2004. These fees grew from $67,491 to $465,198. The primary driver of this significant increase was an increase in assets under management and incentive fee revenue earned due to the strong investment performance achieved during the period. While the increase in assets under management results in recurring revenue, the incentive fee revenue is based on investment performance and therefore there can be no assurance that this will be recurring revenue.
Operating expenses for the six months ended June 30, 2005 increased to $1,733,590 compared to $1,262,849 for the six months ended June 30, 2004, an increase of 37%. The majority of this increase was due to an increase in salaries, benefits and payroll taxes which grew by 40% to $1,300,444 from $925,915. The board has initiated a review of the compensation of all Company staff including base salary, cash incentives and equity incentives. The review will include an assessment of the current compensation structure as compared to other organizations in the investment management industry and the performance of the company’s staff, particularly its investment team. The board expects to finalize a new compensation program by November 2005. Performance bonuses, which are expected to be significant, will be finalized by the fourth quarter. The Company anticipates that it will earn a profit for the full year including the impact of the new compensation program.
Mutual fund administration, which represents administrative and financing fees collected in connection with the Company’s mutual fund products net of all mutual fund administration and financing expenses paid by the Company, decreased from a net expense of $144,923 for the six months ended June 30, 2004 to a net expense of $117,702 for the six months ended June 30, 2005, a 19% improvement. A portion of the current period’s net expense was due to one time expenses related to the offering of new Class I shares, which are offered to institutions and advisors. The Company anticipates that mutual fund administration activity will be close to breakeven sometime during the next two quarters. DHCM collected $858,334 and $382,940 for mutual fund administration revenue for the six months ended June 30, 2005 and 2004, respectively. Mutual fund administration expense for the six months ended June 30, 2005 and 2004 were $976,036 and $527,863, respectively. As assets under management grow in the mutual fund products, the Company expects fees collected to increase, while the Company expects expenses paid to increase but not as quickly as fees are collected; therefore, causing the net mutual fund administration expense to decrease.
The Company’s net operating income improved from a net operating loss of $277,404 for the six months ended June 30, 2004 to a net operating income of $862,787 for the six months ended June 30, 2004. This improvement is primarily due to the significant increase in assets under management.
Investment return increased to a gain of $166,751 for the six months ended June 30, 2005 from a gain of $108,299 for the six months ended June 30, 2004. This increase in investment gain results primarily from increases in market values of investments in the private investment partnership. Management is unable to predict how future fluctuations in market values will impact the performance of the Company’s investment portfolios.
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

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
As of June 30, 2005, the Company had working capital of approximately $4.4 million compared to $3.2 million at December 31, 2004 and compared to $2.6 million at June 30, 2004. Working capital includes cash, securities owned and accounts and notes receivable, net of all liabilities. The Company has no long-term debt.
The Company’s net cash balance increased by $166,065 during the six months ended June 30, 2005. Net cash used by operating activities was $413,299. Investing activities during the six months ended June 30, 2005 used $4,375. Financing activities provided $583,739 of cash during the six months ended June 30, 2005, primarily from the sale of treasury stock.
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
Impact of Inflation and Other Factors
The Company’s operations have not been significantly affected by inflation. The Company’s investment portfolios of equity and fixed income securities are carried at current market values. Therefore, the Company’s profitability is affected by general economic and market conditions and fluctuations in interest rates. The Company’s business is also subject to government regulation and changes in legal, accounting, tax and other compliance requirements. Changes in these regulations may have a significant effect on the Company’s operations.
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
PART II: OTHER INFORMATION
ITEM 1: Legal Proceedings — None
ITEM 2: Changes in Securities — None
ITEM 3: Defaults Upon Senior Securities — None
ITEM 4: Submission of Matters to a Vote of Security Holders

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
The annual meeting of the shareholders of the company was held on May 12, 2005 at the Company’s office. A majority of the Company’s voting shares were present at the meeting, either by person or by proxy. The results of the proposals were reported on Form 10-QSB filed with the Securities and Exchange Commission on May 16, 2005.
ITEM 5: Other Information — None
ITEM 6: Exhibits

*3.1	Amended and Restated Articles of Incorporation of the Company.

*3.2	Code of Regulations of the Company.

***10.1	1993 Non-Qualified and Incentive Stock Option Plan.

****10.2	Synovus Securities, Inc., Sub-Advisory Agreement with the Diamond Hill Capital Management, Inc. dated January 30, 2001.

**10.3	Employment Agreement between the Company and Roderick H. Dillon, Jr. dated May 11, 2000.

**10.4	Employment Agreement between the Company and James F. Laird dated October 24, 2001.

*****10.5	Form of Subscription Agreement for common Shares of Diamond Hill Investment Group, Inc. executed by subscribers as part of the private placement dated July 21, 2004.

10.6	2005 Employee and Director Equity Incentive Plan

******14.1	Code of Business Conduct and Ethics.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15-d-14(a)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15(d)-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 8-K filed on May 8, 2002 and incorporated herein by reference.

**	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-KSB filed on March 28, 2003 and incorporated herein by reference.

***	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Proxy Statement filed on July 21, 1998 and incorporated herein by reference.

****	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-KSB filed on March 1, 2001 and incorporated herein by reference.

*****	Filed with the Securities and Exchange Commission as an exhibit to the company’s Form 10-QSB filed on November 14, 2003 and incorporated herein by reference.

******	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Proxy Statement filed on April 9, 2004 and incorporated herein by reference.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:
DIAMOND HILL INVESTMENT GROUP, INC.

Signature	Title	Date

/s/ R. H. Dillon	President and Director	August 12, 2005
R. H. Dillon

/s/James F. Laird	Chief Financial Officer	August 12, 2005
James F. Laird