Form 10QSB
period 2005-09-30
DIAMOND HILL INVESTMENT GROUP INC
filed 2005-11-14
CIK 909108

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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
State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 9, 2005: Common Stock: 1,682,390 shares
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Transitional Small Business Disclosure Format (check one): Yes ☐;   No ☑

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
Operating results for the nine months and three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2005.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
As of September 30, 2005
UNAUDITED

ASSETS
Cash	$1,984,590
Investment portfolio (note 3):
Mutual fund shares and private limited partnership interests	4,322,913
Accounts receivable:
Investment management revenue	1,356,254
Property and equipment, net of accumulated depreciation of $182,913	104,640
Prepaid expenses	420,015
Refundable deposits	10,570

Total assets	$8,198,982

LIABILITIES

Unearned fee income	8,365
Accrued expenses	2,829,682

Total liabilities	2,838,047

SHAREHOLDERS’ EQUITY

Common stock: (note 4) No par value, 7,000,000 shares authorized, 1,827,972 shares issued and 1,681,603 shares outstanding	10,812,124
Treasury stock, at cost (146,369 shares)	(837,461)
Deferred compensation	(313,775)
Accumulated deficit	(4,299,953)

Total shareholders’ equity	5,360,935

Total liabilities and shareholders’ equity	$8,198,982

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months and Three Months Ended September 30, 2005 and 2004
UNAUDITED

	9 MONTHS ENDED		3 MONTHS ENDED
	SEP 2005	SEP 2004	SEP 2005	SEP 2004
INVESTMENT MANAGEMENT REVENUE:
Mutual funds	$2,120,078	$657,525	$922,618	$252,940
Managed accounts	1,721,687	810,389	787,969	297,020
Private investment partnership	2,034,912	179,205	1,586,728	111,714

Total investment management revenue	5,876,677	1,647,119	3,297,315	661,674

OPERATING EXPENSES:
Salaries, benefits and payroll taxes	1,949,369	1,480,906	648,925	554,991
Incentive compensation (note 6)	2,500,000	—	2,500,000	—
Legal and audit	77,170	67,255	15,859	8,720
General and administrative	424,947	303,222	162,977	115,630
Sales and marketing	192,456	133,587	82,591	42,780

Total operating expenses	5,143,942	1,984,970	3,410,352	722,121

NET OPERATING INCOME (LOSS)	732,735	(377,851)	(113,037)	(60,447)

Mutual fund administration, net (Note 7)	(126,709)	(139,530)	(9,007)	5,393

Investment return	378,469	316,016	211,718	207,717

INCOME (LOSS) BEFORE TAXES	984,495	(161,365)	89,674	152,663

Income tax provision (Note 8)	—	—	—	—

NET INCOME (LOSS)	$984,495	$(161,365)	$89,674	$152,663

Basic Earnings (Loss) Per Share	$0.60	$(0.10)	$0.05	$0.10

Diluted Earnings (Loss) Per Share	$0.50	$(0.10)	$0.04	$0.09

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2005 and 2004
UNAUDITED

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$984,495	$(161,365)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	28,989	28,742
Write off of assets	34	762
Amortization of deferred compensation	40,275	12,774
(Increase) decrease in certain assets:
Accounts receivable:
Investment management fees	(818,879)	(210,744)
Other		229
Refundable income taxes		(27,000)
Deposits and other	(170,177)	(45,801)
Increase (decrease) in certain liabilities-
Unearned fee income	8,365	—
Accounts payable to broker-dealers and other	—	(1,465)
Accrued expenses and other	(2,424,888)	9,589

Net cash provided by (used in) operating activities	2,497,990	(394,279)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(20,708)	(19,303)
Unrealized (gain) loss	(316,683)	(317,237)
(Increase) decrease in investment portfolio	(1,880,101)	282,318
Sale of securities	828,125	—

Net cash (used in) provided by investing activities	(1,389,367)	(54,222)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	—	—
Sale of treasury stock	773,401	508,534

Net cash provided by financing activities	773,401	508,534

NET INCREASE (DECREASE) IN CASH	1,882,024	60,033

CASH, BEGINNING OF PERIOD	102,566	50,985

CASH, END OF PERIOD	$1,984,590	$111,018

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$1,221
Income taxes	—	—
The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
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
Accounts Receivable
Accounts receivable are recorded when they are due and are presented in the statement of financial condition net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated on the Company’s historical losses, existing conditions in the industry, and the financial stability of those individuals that owe the receivable. No allowance for doubtful accounts was deemed necessary at September 30, 2005.
Valuation of Investment Portfolio
Investments in mutual funds are valued at their current net asset value. Investments in DHIP are valued based on readily available market quotations. Realized and unrealized gains and losses are included in investment profits and losses.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
Note 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Limited Partnership Interests
DHCM is the managing member of Diamond Hill General Partner, LLC, the General Partner of DHIP, a limited partnership whose underlying assets consist of marketable securities. DHCM’s investment in DHIP is accounted for using the equity method, under which DHCM’s share of the net earnings or losses from the partnership is reflected in income as earned and distributions received are reflected as reductions from the investment. Several board members, officers and employees of the Company are members in Diamond Hill General Partner, LLC and collectively represent 9.8% of the partnership’s total net assets as of September 30, 2005. The capital of Diamond Hill General Partner, LLC is not subject to a management fee or an incentive fee.
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
Earnings Per Share
Basic and diluted earnings per common share are computed in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.” A reconciliation of the numerators and denominators used in these calculations is shown below:
For the nine months ended September 30, 2005:

	Numerator	Denominator	Amount
Basic Earnings	$984,495	1,642,623	$0.60
Diluted Earnings	$984,495	1,965,743	$0.50
For the nine months ended September 30, 2004:

	Numerator	Denominator	Amount
Basic Earnings	$(161,365)	1,551,220	$(0.10)
Diluted Earnings	$(161,365)	1,551,220	$(0.10)

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
Note 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Earnings Per Share (Continued)
For the three months ended September 30, 2005:

	Numerator	Denominator	Amount
Basic Earnings	$89,674	1,658,446	$0.05
Diluted Earnings	$89,674	1,999,620	$0.04
For the three months ended September 30, 2004:

	Numerator	Denominator	Amount
Basic Earnings	$152,663	1,594,014	$0.10
Diluted Earnings	$152,663	1,658,440	$0.09
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
Note 3 INVESTMENT PORTFOLIO
Investment portfolio balances, which consist of securities classified as trading, are comprised of the following at September 30, 2005:

			Unrealized
	Market	Cost	Gains (Losses)
Diamond Hill Large Cap Fund	$57,674	$50,000	$7,674
Diamond Hill Focus Long-Short Fund	58,442	50,000	8,442
Diamond Hill Focus Small Cap Fund	59,433	50,000	9,433
Diamond Hill Strategic Income Fund	1,028,444	961,768	66,676
DHIP Private Investment Partnership	3,118,920	2,394,927	723,993

Total	4,322,913	3,506,695	816,218

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
Note 3 INVESTMENT PORTFOLIO (Continued)
DHCM is the managing member of the General Partner of DHIP, whose underlying assets consist primarily of marketable securities. The General Partner is contingently liable for all of the partnership’s liabilities.
Summary financial information, including the Company’s carrying value and income from this partnership at September 30, 2005 and 2004 and for the nine months then ended, is as follows:

	2005	2004
Total assets	$155,560,086	$31,733,939
Total liabilities	59,440,368	12,860,296
Net assets	96,119,718	18,873,643
Net income	14,299,359	2,859,649

DHCM’s portion of net assets	3,118,920	1,744,993
DHCM’s portion of net income	2,040,618	155,164
DHCM’s income from this partnership includes its pro-rata capital allocation and its share of an incentive allocation from the limited partners. DHCM earned the following management fee and incentive fee from the partnership:

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEP 2005	SEP 2004	SEP 2005	SEP 2004
Management fee	$298,266	$72,638	$137,047	$28,135
Incentive fee	1,736,646	106,567	1,449,682	83,579
Note 4 CAPITAL STOCK
Common Stock
The Company has only one class of Common Stock.
Treasury Stock
On July 17, 2000, the Company announced a program to repurchase up to 400,000 shares of its Common Stock through open market purchases and privately negotiated transactions. From July 17, 2000 through July 25, 2002 the Company purchased a total of 352,897 shares of its Common Stock at an average price of $5.69 per share. During the nine months ending September 30, 2005, the Company has issued 68,543 shares of Treasury Stock (15,000 shares to employees in the form a restricted stock grant, 44,000 shares to fulfill the execution of warrants and options, and 9,543 to fulfill the Company’s match under the Company’s 401k Plan). The Company’s total Treasury Stock share balance as of September 30, 2005 is 146,369.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
Note 4 CAPITAL STOCK (Continued)
Authorization of Preferred Stock
The Company’s Articles of Incorporation authorize the issuance of 1,000,000 shares of “blank check” preferred stock with such designations, rights and preferences, as may be determined from time to time by the Company’s Board of Directors. The Board of Directors is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting or other rights of the holders of the Common Stock. There were no shares of preferred stock issued or outstanding at September 30, 2005.
Note 5 OPERATING LEASES
The Company leases office space under an operating lease agreement effective May 1, 2002, which terminates on May 31, 2006. Total lease expenses for the nine months and three months ended September 30, 2005 were $101,000 and $38,250, respectively. The future minimum lease payments under the operating lease are as follows:

Year Ended	Amount
2005	38,250
2006	63,750
Note 6 EMPLOYEE INCENTIVE PLANS
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
September 30, 2005
Note 6 EMPLOYEE INCENTIVE PLANS (Continued)
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
Equity Incentive Plan
On May 12, 2005 at the Company’s annual shareholder meeting, shareholders approved and the Company adopted the 2005 Employee and Director Equity Incentive Plan (the “Plan”). The Plan authorizes the issuance of up to 500,000 shares of the Company’s common stock in various forms of stock or option grants. The Plan provides that the Board of Directors, or a committee appointed by the Board, may grant awards and otherwise administer the Plan. As of September 30, 2005 no shares have been issued under the Plan.
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
September 30, 2005
Note 6 EMPLOYEE INCENTIVE PLANS (Continued)
Stock Option Plan (Continued)
Had compensation cost for all of the Company’s stock-based awards been determined in accordance with FAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Nine Months Ended		Three Months Ended
	September 30		September 30
	2005	2004	2005	2004
Net income, as reported	984,495	(161,365)	89,674	152,663

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(35,634)	(87,785)	(8,040)	(15,425)

Pro forma net income	948,861	(249,150)	81,634	137,238

Earnings per share:

Basic — as reported	0.60	(0.10)	0.05	0.10
Basic — pro forma	0.58	(0.13)	0.05	0.09

Diluted — as reported	0.50	(0.10)	0.04	0.09
Diluted — pro forma	0.48	(0.13)	0.04	0.08
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

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
Note 6 EMPLOYEE INCENTIVE PLANS (Continued)
Stock Option Plan (Continued)
A summary of the status of the Company’s stock option and warrants plans as of September 30, 2005 and 2004 and changes during the nine months ending on those dates are presented below:

	Options		Warrants
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding December 31, 2003	260,202	$10.581	280,400	$12.897
Granted	—	—	—	—
Exercised	—	—	—	—
Expired unexercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding September 30, 2004	260,202	10.581	280,400	12.897

Exercisable September 30, 2004	138,202	$15.459	280,400	$12.897

Outstanding December 31, 2004	260,202	$10.581	280,400	$12.897
Granted		—	—	—
Exercised	29,000	13.211	15,000	14.375
Expired unexercised	5,000	14.375	6,000	14.375
Forfeited		—	—	—

Outstanding September 30, 2005	226,202	10.160	259,400	12.777

Exercisable September 30, 2005	152,202	$16.429	259,400	$12.777

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
Note 6 EMPLOYEE INCENTIVE PLANS (Continued)
Stock Option Plan (Continued)
The following table summarizes information about fixed stock options and warrants outstanding at September 30, 2005:

	Options	Warrants
Number Outstanding	16,202	14,000
Number Exercisable	16,202	14,000
Exercise Price	73.75	73.75
Remaining life in years	2.62	2.62

Number Outstanding	—	14,000
Number Exercisable	—	14,000
Exercise Price	—	11.25
Remaining life in years	—	4.42

Number Outstanding	90,000	16,400
Number Exercisable	76,000	16,400
Range of exercise prices	5.25 - 8.45	22.20 -22.50
Weighted average exercise price	6.26	22.49
Weighted average remaining life in years	5.60	3.50

Number Outstanding	120,000	215,000
Number Exercisable	60,000	215,000
Range of exercise prices	4.50	8.00 - 10.625
Weighted average exercise price	4.50	8.17
Weighted average remaining life in years	7.68	4.26

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
Note 7 MUTUAL FUND ADMINISTRATION
DHCM has an administrative, fund accounting and transfer agency services agreement with Diamond Hill Funds, an Ohio business trust, under which DHCM performs certain services for each series of the trust. These services include mutual fund administration, accounting, transfer agency and other related functions. For performing these services, each series of the trust compensates DHCM a fee at an annual rate of 0.40% for Class A and Class C shares and 0.20% for Class I shares times each series’ average daily net assets. In addition, DHCM finances the up-front commissions paid to brokers who sell C shares of the Diamond Hill Funds. As financer, DHCM pays the commission to the selling broker at the time of sale. This commission payment is capitalized and expensed over 12 months to correspond with the matching revenues DHCM receives from the principal underwriter to recoup this commission payment. DHCM collected $1,455,179 and $623,445 for mutual fund administration revenue for the nine months ended September 30, 2005 and 2004, respectively; and for the three months ended September 30, 2005 and 2004, DHCM collected $596,845 and $240,505 for administration revenue, respectively. In fulfilling its role under this agreement, DHCM has engaged several third-party providers, and the cost for their services is paid by DHCM. Mutual fund administration expense for the nine months ended September 30, 2005 and 2004 was $1,581,888 and $762,975, respectively, and for the three months ended September 30, 2005 and 2004 was $605,852 and $235,112, respectively. Effective April 30, 2005, DHCM reduced the fee it charges for administrative services for Class A and Class C shares from 0.45% to 0.40%.
Note 8 INCOME TAXES
As of December 31, 2004, the Company and its subsidiaries had net operating loss (NOL) carry forwards for tax purposes of approximately $7,274,000.
Note 9 REGULATORY REQUIREMENTS
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
Assets Under Management
As of September 30, 2005, assets under management totaled $1.15 billion, a 120% increase from December 31, 2004. Assets under management grew by 198% as of September 30, 2005 in comparison to September 30, 2004. Asset growth for the nine months and year ended September 30, 2005 is not necessarily indicative of the results that may be expected for the entire fiscal year ended December 31, 2005. The table below provides a summary of assets under management:

	9/30/2005	12/31/2004	9/30/2004
Individually Managed Accounts	$489,109,827	$265,428,049	$212,450,082
Mutual Funds	565,075,034	237,625,466	154,585,263
Private Investment Partnership	96,057,198	20,739,964	18,890,590

Total Assets Under Management	$1,150,242,060	$523,793,479	$385,925,936
Three months ended September 30, 2005 compared to three months ended September 30, 2004
Investment management revenues for the three months ended September 30, 2005 increased to $3,297,315 compared to $661,674 for the three months ended September 30, 2004, a 398% increase. A significant portion of this revenue increase was due to incentive fee revenue earned due to the strong investment performance achieved during the quarter.
The Company increased its investment management revenue from all three of its investment products – mutual funds, managed accounts and a private investment partnership. Revenue from mutual funds increased 264% for the three months ended September 30, 2005 compared to the same period a year earlier. Revenue from managed accounts increased 165% for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. Investment management revenue from DHIP improved by 1,320%, over the three months ended September 30, 2004. These fees grew from $111,714 to $1,586,728. The primary driver of this significant increase was an increase in assets under management and incentive fee revenue earned due to the strong investment performance achieved during the quarter. While the increase in assets under management results in recurring revenue, the incentive fee revenue is based on investment performance and therefore there can be no assurance that this will be recurring revenue.
Operating expenses for the three months ended September 30, 2005 increased to $3,410,352 compared to $722,121 for the three months ended September 30, 2004, an increase of 372%. Substantially all of this increase was due to incentive compensation expense of $2.5 million for the quarter. In establishing the incentive compensation accrual, management and the board’s compensation committee considered

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
numerous factors including market comparisons, firm profitability, and the investment performance generated by the company’s investment team. The Company anticipates it will earn a profit for the full year including the impact of the incentive compensation expense.
The Company’s net operating loss decreased slightly from a net loss of $60,447 for the three months ended September 30, 2004 to a net loss of $113,037 for the three months ended September 30, 2005.
Mutual fund administration, which represents administrative and financing fees collected in connection with the Company’s mutual fund products net of all mutual fund administration and financing expenses paid by the Company, decreased from a net income of $5,393 for the three months ended September 30, 2004 to a net expense of $9,007 for the three months ended September 30, 2005. The Company continues to anticipate that mutual fund administration activity will be close to breakeven during the next fourth quarter. DHCM has an administrative, fund accounting and transfer agency services agreement with the Funds, where DHCM performs certain services for each of the Funds. DHCM collected $596,845 and $240,505 for mutual fund administration revenue for the three months ended September 30, 2005 and 2004, respectively. In fulfilling its role under this agreement, DHCM has engaged several third-party providers and the cost for their services are paid by DHCM. Mutual fund administration expense for the three months ended September 30, 2005 and 2004 were $605,852 and $235,112, respectively.
Investment return increased to a gain of $211,718 for the three months ended September 30, 2005 from a gain of $207,717 for the three months ended September 30, 2004. Management is unable to predict how future fluctuations in market values will impact the performance of the Company’s investment portfolios.
Nine months ended September 30, 2005 compared to nine months ended September 30, 2004
Investment management revenues for the nine months ended September 30, 2005 increased to $5,876,677 compared to $1,647,119 for the nine months ended September 30, 2004, a 256% increase. This revenue increase was driven by the increase in assets under management and incentive fee revenue earned from the private investment partnership.
The Company increased its investment management revenue from all three of its investment products – mutual funds, managed accounts and a private investment partnership. Revenue from mutual funds increased to $2,120,078 for the nine months ended September 30, 2005, compared to $657,525 for the nine months ended September 30, 2004, a 222% increase. Revenue from managed accounts increased 112% for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Investment management revenue from DHIP improved by 1,036%, over the nine months ended September 30, 2004. These fees grew from $179,205 to $2,034,912. The primary driver of this significant increase was an increase in assets under management and incentive fee revenue earned due to the strong investment performance achieved during the period. While the increase in assets under management results in recurring revenue, the incentive fee revenue is based on investment performance and therefore there can be no assurance that this will be recurring revenue.
Operating expenses for the nine months ended September 30, 2005 increased to $5,143,942 compared to $1,984,970 for the nine months ended September 30, 2004, an increase of 159%. The majority of this increase was due to incentive compensation expense of $2.5 million for the quarter. In establishing the incentive compensation accrual, management and the board’s compensation committee considered numerous factors including market comparisons, firm profitability, and the investment performance generated by the company’s investment team. The Company anticipates it will earn a profit for the full year including the impact of the incentive compensation expense.
The Company’s net operating income improved from a net operating loss of $377,851 for the nine months ended September 30, 2004 to a net operating income of $732,735 for the nine months ended September 30, 2004. This improvement is primarily due to the significant increase in assets under management.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
Mutual fund administration, which represents administrative and financing fees collected in connection with the Company’s mutual fund products net of all mutual fund administration and financing expenses paid by the Company, decreased from a net expense of $139,530 for the nine months ended September 30, 2004 to a net expense of $126,709 for the nine months ended September 30, 2005, a 9% improvement. A portion of the current period’s net expense was due to one time expenses related to the offering of new Class I shares, which are offered to institutions and advisors. Due to the significant increase in assets under management in the Diamond Hill Funds (the “Funds”), the Company voluntarily decreased the fees it charges to the Funds effective April 30, 2005. This fee reduction will help improve investment performance of the Funds and as a result, better position the Funds among competitors. The Company anticipates that mutual fund administration activity will be close to breakeven during the fourth quarter. DHCM collected $1,455,179 and $623,445 for mutual fund administration revenue for the nine months ended September 30, 2005 and 2004, respectively. Mutual fund administration expense for the nine months ended September 30, 2005 and 2004 were $1,581,888 and $762,975, respectively.
Investment return increased to a gain of $378,469 for the nine months ended September 30, 2005 from a gain of $316,016 for the nine months ended September 30, 2004. This increase in investment gain results primarily from increases in market values of investments in the private investment partnership. Management is unable to predict how future fluctuations in market values will impact the performance of the Company’s investment portfolios.
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
As of September 30, 2005, the Company had working capital of approximately $4.8 million compared to $3.2 million at December 31, 2004 and compared to $3.1 million at September 30, 2004. Working capital includes cash, securities owned and accounts and notes receivable, net of all liabilities. The Company has no long-term debt.
The Company’s net cash balance increased by $1,882,024 during the nine months ended September 30, 2005. Net cash provided by operating activities was $1,129,331. Investing activities during the nine months ended September 30, 2005 used $20,708. Financing activities provided $773,401 of cash during the nine months ended September 30, 2005, primarily from the sale of treasury stock.
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
September 30, 2005
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
PART II: OTHER INFORMATION
ITEM 1: Legal Proceedings – None
ITEM 2: Changes in Securities — None
ITEM 3: Defaults Upon Senior Securities – None
ITEM 4: Submission of Matters to a Vote of Security Holders - None
ITEM 5: Other Information – None

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
ITEM 6: Exhibits

*3.1	Amended and Restated Articles of Incorporation of the Company.

*3.2	Code of Regulations of the Company.

***10.1	1993 Non-Qualified and Incentive Stock Option Plan.

****10.2	Synovus Securities, Inc., Sub-Advisory Agreement with the Diamond Hill Capital Management, Inc. dated January 30, 2001.

**10.3	Employment Agreement between the Company and Roderick H. Dillon, Jr. dated May 11, 2000.

**10.4	Employment Agreement between the Company and James F. Laird dated October 24, 2001.

*****10.5	Form of Subscription Agreement for common Shares of Diamond Hill Investment Group, Inc. executed by subscribers as part of the private placement dated July 21, 2004.

******10.6	2005 Employee and Director Equity Incentive Plan

*******14.1	Code of Business Conduct and Ethics.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15-d-14(a)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15(d)-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 8-K filed on May 8, 2002 and incorporated herein by reference.

**	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-KSB filed on March 28, 2003 and incorporated herein by reference.

***	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Proxy Statement filed on July 21, 1998 and incorporated herein by reference.

****	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-KSB filed on March 1, 2001 and incorporated herein by reference.

*****	Filed with the Securities and Exchange Commission as an exhibit to the company’s Form 10-QSB filed on November 14, 2003 and incorporated herein by reference.

******	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-QSB filed on August 12, 2005.

*******	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Proxy Statement filed on April 9, 2004 and incorporated herein by reference.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:
DIAMOND HILL INVESTMENT GROUP, INC.

Signature	Title	Date

/s/ R. H. Dillon R. H. Dillon	President and Director	November 14, 2005

/s/ James F. Laird James F. Laird	Chief Financial Officer	November 14, 2005