Form 10KSB
period 2005-12-31
DIAMOND HILL INVESTMENT GROUP INC
filed 2006-03-30
CIK 909108

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission file number 000-24498

DIAMOND HILL INVESTMENT GROUP, INC

(Name of small business issuer in its charter)

Ohio	65-0190407
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

375 North Front Street, Suite 300, Columbus, Ohio 43215
(Address of principal executive offices)

(Issuer’s telephone number)        614-255-3333

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Shares, no par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐  No  ☒

State issuer’s revenues for its most recent fiscal year $9,182,667

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of March 27, 2006 is $66,067,691

Portions of the issuer’s proxy statement for the 2006 annual meeting of shareholders are incorporated by reference into Part III of this annual report on Form 10-KSB. Such proxy statement will be filed within 120 days of the fiscal year covered by this annual report.

1,765,193 Common Shares outstanding as of March 27, 2006 (the latest practical date).

Transitional Small Business Disclosure Format (check one):  Yes  ☐  No  ☒

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

PART I

ITEM 1: Description of Business

General

Diamond Hill Investment Group, Inc. (the “Company”) was incorporated as a Florida corporation in April 1990 and in May 2002 merged into an Ohio corporation formed for the purpose of reincorporating in Ohio, where the Company’s principal place of business is located.

Diamond Hill Capital Management, Inc. (“DHCM”), an Ohio corporation, is a wholly owned subsidiary of the Company and a registered investment adviser. DHCM is the investment adviser to the Diamond Hill Funds (the “Funds”), a series of open-end mutual funds, Diamond Hill Investment Partners, L.P. (“DHIP”), a private investment partnership, and also offers advisory services to institutional and individual investors.

The Company operates primarily as a holding company with investment advisory services provided by DHCM. The Company maintains an investment portfolio, composed of the Funds and DHIP. References to the Company also include references to DHCM.

During 2004, the Company transitioned the all the operations and services of its broker-dealer subsidiary, Diamond Hill Securities (“DHS”) to third party broker-dealers and to DHCM. During the fourth quarter of 2004, DHS de-registered with the NASD and SEC as a broker-dealer and investment adviser. This transition had no material impact on the Company’s financial statements.

Assets Under Management

As of December 31, 2005, assets under management totaled $1,531,048,048, a 192% increase from December 31, 2004. The table below provides a summary of assets under management as of December 31, 2005 and 2004:

By Product ($millions)	12/31/2005	12/31/2004	% Change
Separately Managed Accounts	$513.0	$265.4	93%
Mutual Funds	907.4	237.6	282%
Private Investment Partnership	110.7	20.7	434%

Total Assets Under Management	$1,531.1	$523.7	192%

By Mandate ($millions)	12/31/2005	12/31/2004	% Change
Small Cap	$405.4	$82.8	390%
Small-Mid Cap	0.3	—	n.	m.
Large Cap	249.0	43.0	480%
Select (previously All-Cap)	186.3	125.0	49%
Long-Short	451.2	89.3	405%
Bank & Financial	19.9	24.6	-19%
Strategic Income	152.8	136.8	12%
Other Fixed Income	60.1	20.7	190%
Other	6.1	1.5	302%

Total Assets Under Management	$1,531.1	$523.7	192%

Investment Advisory Activities

Diamond Hill Capital Management

DHCM executes its investment strategies through fundamental research. Analysts evaluate a company’s prospects based upon its current business and financial position, future growth opportunities, and management capability and strategy. The intended result is a good estimate of “intrinsic value”. Intrinsic value is the present value of all future cash flows, which we estimate the investment will generate, discounted at a rate that reflects the required return for the investment given the estimated level of risk. In other words, it is the estimated price a minority shareholder should pay in order to achieve a satisfactory or “fair” return on the investment. The estimate of intrinsic value is then compared to the current market price to evaluate whether, in the opinion of DHCM, an attractive investment opportunity exists. A proprietary valuation model, which forecasts cash flows for five years including a “terminal value” (the expected stock price in five years), assists in many of these intrinsic value estimations. DHCM believes that although securities markets are competitive, pricing inefficiencies often exist allowing for attractive investment opportunities. Furthermore, DHCM believes that investing in securities whose market prices are significantly below DHCM’s estimate of intrinsic value (or selling short securities whose market prices are above intrinsic value) is a reliable method to achieve above average returns as well as mitigate risk.

Current portfolio strategies managed by DHCM include, Small Cap Equity, Small-Mid Cap Equity, Large Cap Equity, Select Equity, Long-Short Equity, Bank & Financial Equity, and Strategic Income. These strategies are available on a separately managed basis and/or through a mutual fund. The Small Cap Equity strategy was closed to new investors as of December 31, 2005.

The Company also offers interests in DHIP, a limited partnership for private investment that invests in equity securities. DHCM is the managing member of DHIP’s general partner and offers interests in the partnership to certain institutions and high net worth clients.

Business Development

The Company primarily develops investment advisory business with clients through financial intermediaries. The Company’s mutual fund portfolios have, we believe, very strong investment performance track records and are highly ranked by third party services like Morningstar, Inc. (“Morningstar”) and Lipper Analytical, Inc. (“Lipper”). As a result, the Company has had success focusing on independent broker/dealers and independent registered investment advisors who conduct their own independent research. In addition, the Company has developed a few large institutional relationships for separate account management through consultant relations, database research screens, and direct sales efforts.

The Company has an Investment Advisory Agreement with the Diamond Hill Focus Long-Short Fund and Diamond Hill Small Cap fund from which it derived 16% and 14%, respectively, of its revenue for 2005, respectively. These are the only clients which represented more than 10% of the Company’s 2005 revenues.

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

Investment Portfolio

The Company holds investment positions in the Funds and DHIP.

Regulation

DHCM is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940 (the “Advisors Act”) and operates in a highly regulated environment. The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, recordkeeping requirements, operational requirements and disclosure obligations. All Diamond Hill funds are registered with the SEC under the Investment Company Act of 1940, as amended. Each fund is also required to make notice filings with all states where it is offered for sale. Virtually all aspects of the Company’s investment management business are subject to various federal and state laws and regulations. Generally, these laws and regulations are primarily intended to benefit shareholders of the funds and separate account investment clients and generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict the Company from carrying on its investment management business in the event that it fails to comply with such laws and regulations. In such event, possible sanctions which may be imposed include the suspension of individual employees, business limitations on DHCM engaging in the investment management business for specified periods of time, the revocation of DHCM’s registration as an investment adviser, and other censures or fines.

Employees

The Company currently has 21 full-time employees, none of whom are members of a union. The Company generally believes that its relationship with its employees is good.

SEC Filings

This Form 10-KSB includes financial statements for the years ended December 31, 2005 and December 31, 2004. The Company files Forms 10-KSB annually with the SEC and files Forms 10-QSB after each of the first three fiscal quarters. A copy of the Form 10-KSB, as filed with the SEC, will be furnished without charge to any shareholder who contacts the Company’s Secretary at 375 N Front Street, Suite 300, Columbus, OH 43215 or 614.255.3333.

ITEM 2: Description of Property

The Company sub-leases approximately 8,500 square feet of office space in the Arena Office Building located at 375 North Front Street, Suite 300, Columbus, Ohio 43215, from an unaffiliated third party for an aggregate current monthly rental of $12,750 through May 31, 2006. The Company has signed a new seven year lease starting June 1, 2006 of approximately 10,851 square feet. The lease is for space in a new building located at 325 John H. McConnell Boulevard, Suite 200, Columbus, OH 43215, which is in the same general vicinity as the current location. The approximate rent for the new lease is as follows:

Year	Amount
2006	$82,100
2007	$156,900
2008	$171,700
2009	$177,100
2010	$182,500
2011	$188,000
2012	$195,000
2013	$82,600

In addition to the above rent, the Company will also be responsible for normal operating expenses of the new leased property. Such operating expenses are expected to be approximately $8.75 per square foot in 2006 and may increase by no more than 5% annually thereafter.

Our current policy is not to invest in real estate or interests in real estate primarily for possible capital gain or primarily for income. We do not invest in real estate mortgages or securities of entities primarily engaged in real estate activities.

ITEM 3: Legal Proceedings

The Company is currently not engaged in any litigation or other legal proceedings.

ITEM 4: Submission of Matters to a Vote of Security Holders

There were no matters submitted during the most recent quarter to a vote of security holders.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

PART II

ITEM 5: Market for Common Equity and Related Stockholder Matters

The Company’s Common Shares trade on the NASDAQ Capital Market under the symbol DHIL. The range of high and low bid prices for each quarter since January 1, 2004, are shown below:

Beginning Date	Ending Date	High	Low
January 1, 2004	March 31, 2004	$11.00	$6.80
April 1, 2004	June 30, 2004	$10.25	$8.00
July 1, 2004	September 30, 2004	$10.00	$9.00
October 1, 2004	December 31, 2004	$17.50	$9.20
January 1, 2005	March 31, 2005	$20.40	$16.41
April 1, 2005	June 30, 2005	$22.00	$14.01
July 1, 2005	September 30, 2005	$30.50	$17.00
October 1, 2005	December 31, 2005	$37.75	$24.78

The source of this bid information is Bloomberg L.P. These quotations reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions. In addition, due to the relatively “thin” market in the Company’s Common Shares, quoted prices cannot be considered indicative of any viable market for such shares. During the year ended December 31, 2005, approximately 653,700 of the Company’s Common Shares were traded.

As of December 31, 2005, there were approximately 275 record holders of Common Shares representing approximately 1,000 beneficial holders. The Company has not paid any dividends during the last two fiscal years and has no present intention of paying dividends.

The Company did not repurchase any of its Common Shares during 2005.

INDEPENDENT AUDITORS’ REPORT

For the Years Ended December 31, 2005 and 2004

ITEM 6: Management’s Discussion and Analysis or Plan of Operation

Forward-looking Statements

Throughout this discussion, the Company may make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to such matters as anticipated operating results, prospects for achieving the critical threshold of assets under management, technological developments, economic trends (including interest rates and market volatility), expected transactions and acquisitions and similar matters. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “should,” and similar expressions identify forward-looking statements that speak only as of the date thereof. While the Company believes that the assumptions underlying its forward-looking statements are reasonable, investors are cautioned that any of the assumptions could prove to be inaccurate and, accordingly, the actual results and experiences of the Company could differ materially from the anticipated results or other expectations expressed by the Company in its forward-looking statements. Factors that could cause such actual results or experiences to differ from results discussed in the forward-looking statements include, but are not limited to: the adverse effect from a decline in the securities markets; a decline in the performance of the Company’s products; changes in interest rates; a general downturn in the economy; changes in government policy and regulation, including monetary policy; changes in the Company’s ability to attract or retain key employees; unforeseen costs and other effects related to legal proceedings or investigations of governmental and self-regulatory organizations; and other risks identified from time-to-time in the Company’s other public documents on file with the SEC.

Business Goals and Objectives

When new management joined Diamond Hill in May of 2000 our mission was to:

•	build an investment management firm that ranks among the best, and

•	rationalize the existing businesses.

In the first five years of this journey, we have built a solid foundation to achieve our mission. Importantly, this has been accomplished in a manner such that shareholders’ intrinsic value per share has risen significantly, during a difficult period for U.S. equity markets generally and the investment management industry in particular.

We believe the best investment management firms are characterized by:

•	excellent investment returns for their clients over a long period of time,

•	dedication to a sound, proven investment philosophy, and

•	personnel who exhibit integrity, intelligence, and energy.

We believe ten years may be the minimum definition of “a long period of time,” and therefore we are just past the halfway point in this quest. It is gratifying that in each year we have had what we believe are solid investment returns for all of our strategies, and the cumulative period ranking is especially good compared to most broader market indexes. For instance, while the S&P 500 had a negative return of 6.28% during the period July 1, 2000 through December 31, 2005, our first fund, the Diamond Hill Focus Long-Short Fund, had a positive return of 69.56%.

However, we can not rest on our laurels. Many clients are new to us, and therefore they have not benefited from our past successes. Our goal is for each of our investment strategies to be ranked in the top quartile of their respective peer group category for the next five-year period ending December 31, 2010 (and to continue doing so in subsequent rolling five-year periods).

As a corporation, we believe another characteristic to be among the “best in class” would be growth in shareholder intrinsic value, with profitability an important guidepost. Based on a survey of publicly owned investment management firms, one might suggest that “scale” is achieved at a 30% operating profit margin. Now that we have achieved positive operating cash flow, we will seek to continue to grow our business to reach scale. We believe that assets under management (“AUM”) in a range of $2 to $4 billion is necessary to achieve scale.

Our financial goals during the next five years include:

•	annual improvement in operating profit margins, reaching 30%,

•	full utilization of our tax loss carry-forwards, and

•	recouping our subsidy of our mutual funds’ administration expenses.

We believe achieving these goals would result in strong growth in our company’s intrinsic value per share. Most importantly, fulfilling our fiduciary responsibility through competitive investment returns and service will always be our primary goal as an investment firm.

Growth Prospects

The Company’s mutual funds, private investment partnership and separately managed accounts, have experienced strong three and five year investment returns that we believe compare very favorably to competitors. For example, four of the five Funds were ranked in the top quartile of their respective categories at December 31, 2005 for the three and five year periods based on rankings from Lipper, an independent ranking firm. Investment returns have been a key driver in the success the Company has achieved in growing assets under management at a rate in excess of 100% annually in 2005, 2004 and 2003. The Company believes that it is appropriate to increase marketing and sales efforts to continue to grow assets under management which in turn generates advisory fee revenue.

As a result, the Company expects to invest in marketing and development efforts throughout 2006 in an effort to expand distribution of its services and accelerate growth. Such expenditures are expected to include:

•	establishing new and expanding existing distribution channels,

•	registering two new mutual funds and incurring the associated start up and marketing costs,

•	adding additional sales and distribution support staff,

•	attending and sponsoring booths at key industry conferences,

•	creating additional marketing material for the funds and separately managed accounts, and

•	additional costs related to ongoing public relations, promotion and advertising.

The cost of these efforts could be significant, but are expected to be proportional to the increase in revenue during 2006 and future years. There can be no assurance that these efforts will prove successful; however, given the investment results of the Funds and separately managed accounts, we believe the additional resources devoted to marketing are warranted.

Also recognizing that the Company’s primary responsibility is to investors in our Funds and our separate account clients, we will close investment strategies to new investors as appropriate. For example, our small cap strategy was closed to new investors effective December 31, 2005.

Business Risks

As mentioned earlier, we believe that one of the most important characteristics exhibited by the best investment firms is excellent investment returns for their clients over a long period of time. We are pleased that in our 5 1/2 year history as an investment advisory firm we have delivered what we believe are excellent investment returns for our clients. However, we are mindful that if we fail to do so in the future, our business growth will be negatively impacted. As we consider the future, we believe the three most significant risks we face as a firm are:

•	Investment Performance—if we fail to deliver excellent performance for our clients, both in the short and long term, we will likely experience diminished investor interest and potentially a diminished level of AUM.

•	Retaining and Building our Investment Team—We feel it is critically important to our clients and to the intrinsic value of Diamond Hill that we have a talented, deep and stable investment team. Not only do our clients expect and deserve stability, but also most third party investment consultant and analytical firms, such as Morningstar and Lipper, monitor the quality and stability of the investment team and caution investors about portfolio manager turnover. We believe the keys to attracting and retaining a quality investment team include our firm philosophy and culture, our working environment and our compensation structure.

•	Market Environment—if the stock and bond markets perform poorly, investor interest will decline which will inhibit the Company’s growth.

We will continue to seek to understand, evaluate and when possible, manage and control these and other business risks.

Compensation Structure

The company’s board of directors has a compensation committee which, under the terms of its charter, undertook a complete review and analysis of the company’s compensation structure in 2005. The compensation review process included the following steps:

1.	Review and consider existing and recent past compensation practices.

2.	Review the performance of the investment team to determine how it compares to peer groups and passive investment benchmarks. Specifically, the compensation committee considered the long-term performance of the investment team, where long-term is defined as five years or since the inception of the investment mandate if less than five years.

3.	Review independent research from three well regarded research firms concerning the level of compensation paid to professionals in the investment management business and the profitability of other investment firms. (The company was a participant, along with over 100 other investment firms, in a compensation survey and, separately the company was a participant along with 22 other investment firms in a profitability study.)

4.	Consider the profitability of the company as it grows and reaches scale in comparison to other investment firms.

5.	Interview and receive input from management and key investment professionals.

6.	Finalize a compensation structure that is based on performance, consistent with industry practices and results in appropriate company profitability.

Year ended December 31, 2005 compared to Year ended December 31, 2004

Investment management revenues for the year ended December 31, 2005 increased to $9,182,667 compared to $2,468,490 for the year ended December 31, 2004, a 272% increase. This increase resulted from a significant increase in AUM including new assets in DHIP on which we may receive a performance incentive fee as described below.

The Company significantly increased its investment management revenue across all three of its investment products: mutual funds, managed accounts and DHIP. Revenues from mutual funds, managed accounts, and DHIP were up 244%, 135%, and 923%, respectively for the year ended December 31, 2005. While DHIP’s AUM increased by approximately $90 million, the majority of the DHIP revenue increase was due to the performance incentive fee earned, which can be extremely volatile from year to year. The Company earns its performance incentive fee on 20% of the annual investment return on DHIP once a 5% annual hurdle has been reached, also subject to a high-water mark.

Operating expenses for the year ended December 31, 2005 increased to $7,804,840 from $2,968,173 for the year ended December 31, 2004, an increase of 163%. This increase is primarily related to incentive compensation paid related to the outstanding performance of the Company’s investment products. The Compensation Committee of the Board of Directors determined the amount of the incentive compensation based upon a number of factors including market comparisons of compensation levels, firm and industry growth and profitability measures and investment results generated by the Company’s investment team. Incentive compensation expense is made up of a combination of cash, grants of the Company’s stock, and grants of options to acquire the Company’s stock. As further explained in the footnotes to the financial statements, the Company has elected to voluntarily start to expense stock options in 2005, prior to the early 2006 date when all companies are required to begin expensing stock options. Non-salary operating expenses increased by a modest amount to support the significant growth in assets under management.

Mutual fund administration, which represents administrative and financing fees collected in connection with the Company’s mutual fund products net of all mutual fund administration and financing expenses paid by the Company, improved to a net income of $16,487 for the year ended December 31, 2005 compared to a net loss of $164,104 for the year ended December 31, 2004. This improvement is primarily due to a significant increase in AUM in the Company’s mutual fund products. Due to this significant increase in AUM, the Company voluntarily decreased the fees it charges to the Funds effective April 30, 2005. Since that time assets have continued to increase significantly and as a result, the Company expects to further reduce the fees it charges to the Funds again on April 30, 2006. These fee reductions are passed along to Fund shareholders and will help to improve investment performance of the Funds and as a result, we believe will better position the Funds among competitors. The Company anticipates that mutual fund administration activity will be a net positive contributor towards the Company’s net income for the foreseeable future. However, the Company has an accumulated loss from fund administration of approximately $1.3 million through December 31, 2005. DHCM collected $2,315,630 and $908,754 for mutual fund administration revenue for the years ended December 31, 2005 and 2004, respectively. Mutual fund administration expense for the year ended December 31, 2005 and 2004 was $2,299,143 and $1,072,858, respectively.

The Company’s net operating income increased to $1,377,827 for the year ended December 31, 2005 from a net operating loss of $499,683 for the year ended December 31, 2004.

Investment return, net of interest expense, increased to $594,777 for the year ended December 31, 2005 from $487,287 for the year ended December 31, 2004. Management is unable to predict how future fluctuations in market values will impact the return on the Company’s investment portfolios.

As a result of mutual fund administration and company portfolio investment performance, the Company’s net operating income increased, causing the pre-tax net income to increase from a net loss of $176,500 for the year ended December 31, 2004 to a net income of $1,989,091 for the year ended December 31, 2005.

The Company recorded a non-cash income tax benefit of $1.66 million, reflecting the likelihood that tax loss carryforwards of $8.05 million will be utilized in 2006 and future years. This one time benefit resulted in a significant increase in net income in 2005, if the company continues to be profitable, as expected, it will begin incurring income tax expenses in 2006 and future years. As a result of the tax benefit, the Company’s net income for the year ended December 31, 2005 was $3,650,766 compared to a net loss of $176,500 for the year ended December 31, 2004.

Liquidity and Capital Resources

The Company’s entire investment portfolio is in readily marketable securities, which provide for cash liquidity, if needed, within three business days. Investments in mutual funds are valued at their current net asset value. Investments in DHIP are valued based on readily available market quotations.

On July 21, 2004, the Company sold 60,000 of its Common Shares held in treasury through a private placement at a price of $7.00, thereby increasing the liquidity and capital resources by approximately $420,000.

As of December 31, 2005, the Company had working capital of approximately $8.4 million compared to $3.2 million at December 31, 2004. The increase during the year ended December 31, 2005 is primarily due to the pre-tax net income earned plus the stock based compensation. Working capital includes cash, securities owned and accounts and notes receivable, net of all liabilities. The Company has no long-term debt.

The Company’s net cash balance increased by $2,429,768 during the year ended December 31, 2005. Net cash provided by operating activities was $2,860,961. Investing activities used $3,270,262 during the year ended December 31, 2005, primarily related to our corporate investment portfolio. Financing activities provided $2,839,069 of cash during the year ended December 31, 2005, entirely from the sale of treasury shares related to the Company’s 401k match, option and warrant exercise, and employee compensation.

The Company’s net cash balance increased by $51,581 during the year ended December 31, 2004. Net cash used by operating activities was $1,430,135. Investing activities provided $934,478. Financing activities provided $547,831 entirely related to the sale of treasury shares related to the Company’s 401k match, option and warrant exercise, and employee compensation.

Investment management revenues primarily fund the operations of the Company. Management believes that the Company’s existing resources, including available cash and cash provided by operating activities, will be sufficient to satisfy its working capital requirements in the foreseeable future. However, no assurance can be given that additional funds will not be required. To the extent that returns on investments are less than anticipated, or expenses are greater than anticipated, the Company may be required to reduce its activities, liquidate portions of the investment portfolio or seek additional financing. Further, this additional financing may not be available on acceptable terms, if at all. No significant capital expenditures are expected in the foreseeable future.

Impact of Inflation and Other Factors

The Company’s operations have not been significantly affected by inflation. The Company’s investment portfolios of equity and fixed income securities are carried at current market values. Therefore, the Company’s profitability is affected by general economic and market conditions. The Company’s business is also subject to government regulation and changes in legal, accounting, tax and other compliance requirements. Changes in these regulations may have a significant effect on the Company’s operations.

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

ITEM 7: Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Diamond Hill Investment Group, Inc.

We have audited the consolidated statement of financial condition of Diamond Hill Investment Group, Inc. and its subsidiaries as of December 31, 2005, and the related consolidated statement of operations, changes in shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of Diamond Hill Investment Group, Inc. and its subsidiaries as of December 31, 2004, were audited by other auditors whose report dated January 20, 2005, expressed an unqualified opinion on those statements.

We have conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diamond Hill Investment Group, Inc. and its subsidiaries as of December 31, 2005, and the consolidated results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/    Plante & Moran, PLLC

February 3, 2006

Columbus, Ohio

The report that appears below is a copy of the report issued by the Company’s previous independent auditor, BKR Longanbach Giusti, LLC. That firm has discontinued performing auditing and accounting services and is no longer registered with the Public Company Accounting Oversight Board.

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

/s/    BKR Longanbach Giusti, LLC

Columbus, Ohio

January 20, 2005

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

As of December 31, 2005

AUDITED

ASSETS
Cash	$2,532,334
Investment portfolio (note 3):
Mutual fund shares and limited partnership interests	5,855,370
Accounts receivable	1,897,701
Prepaid expenses	580,109
Fixed Assets, net of depreciation and other assets	111,863
Deferred taxes (note 8)	1,770,132

Total assets	$12,747,509

LIABILITIES
Accounts payable and accrued expenses	336,497
Accrued compensation (note 5)	1,550,000

Total liabilities	$1,886,497

SHAREHOLDERS’ EQUITY
Common stock: (note 4)
No par value, 7,000,000 shares authorized, 1,827,972 shares issued and 1,755,899 shares outstanding	13,199,444
Preferred stock, undesignated-1,000,000 shares authorized and unissued: (note 4)	—
Treasury stock, at cost (72,073 shares)	(412,370)
Deferred compensation	(292,381)
Accumulated deficit	(1,633,681)

Total shareholders’ equity	10,861,012

Total liabilities and shareholders’ equity	$12,747,509

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2005 and 2004

AUDITED

	2005	2004
INVESTMENT MANAGEMENT REVENUE:
Mutual funds	$3,510,324	$1,020,238
Managed accounts	2,731,058	1,160,674
Private investment partnership	2,941,285	287,578

Total investment management revenue	9,182,667	2,468,490

OPERATING EXPENSES:
Salaries, benefits and payroll taxes (note 5)	6,877,929	2,276,797
Legal and audit	105,591	84,546
General and administrative	573,348	415,961
Sales and marketing	247,972	190,869

Total operating expenses	7,804,840	2,968,173

NET OPERATING INCOME (LOSS)	1,377,827	(499,683)

Mutual fund administration, net (Note 7)	16,487	(164,104)
Investment return	594,777	487,287

INCOME (LOSS) BEFORE TAXES	1,989,091	(176,500)

Income tax benefit, net (Note 8)	1,661,675	—

NET INCOME (LOSS)	$3,650,766	$(176,500)

BASIC EARNINGS (LOSS) PER SHARE	$2.21	$(0.11)

DILUTED EARNINGS (LOSS) PER SHARE	$1.83	$(0.11)

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2005 and 2004

AUDITED

	Shares Outstanding	Common Stock	Treasury Stock	Deferred Compensation	Accumulated Deficit	Total
Balance at January 1, 2004	1,523,999	$10,025,711	$(1,739,206)	$(3,744)	$(5,107,947)	$3,174,814
Deferred compensation related to restricted stock	15,000	55,200	85,800	(141,000)	—	—
Amortization of deferred compensation	—	—	—	20,194	—	20,194
Sale of treasury stock	74,061	123,803	424,028	—	—	547,831
Net loss	—	—	—	—	(176,500)	(176,500)

Balance at December 31, 2004	1,613,060	10,204,714	(1,229,378)	(124,550)	(5,284,447)	3,566,339
Deferred compensation related to restricted stock	15,000	143,700	85,800	(229,500)	—	—
Amortization of deferred Compensation	—	—	—	61,669	—	61,669
Stock options expense	—	634,712	—	—	—	634,712
Tax benefit from stock options and warrants exercised	—	108,457	—	—	—	108,457
Sale of treasury stock	127,839	2,107,861	731,208	—	—	2,839,069
Net income	—	—	—	—	3,650,766	3,650,766

Balance at December 31, 2005	1,755,899	$13,199,444	$(412,370)	$(292,381)	$(1,633,681)	$10,861,012

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2005 and 2004

AUDITED

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,650,766	$(176,500)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization on property and equipment	39,950	40,847
Amortization of deferred compensation	61,669	20,194
(Increase) decrease in accounts receivable	(532,201)	(1,192,201)
(Increase) decrease in deferred taxes	(1,661,675)	—
Stock option expense	634,712	—
(Increase) decrease in unrealized gains	(487,300)	(352,411)
Increase (decrease) in accrued liabilities	1,485,277	263,974
Other changes in assets and liabilities	(330,237)	(34,631)

Net cash provided by (used in) operating activities	2,860,961	(1,430,728)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(28,322)	(24,138)
Investment portfolio activity	(3,241,940)	958,616

Net cash (used in) provided by investing activities	(3,270,262)	934,478

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of treasury stock	2,839,069	547,831

Net cash provided by financing activities	2,839,069	547,831

NET INCREASE IN CASH	2,429,768	51,581

CASH, BEGINNING OF PERIOD	102,566	50,985

CASH, END OF PERIOD	$2,532,334	$102,566

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$1,874
Income taxes	—	—

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

Note 1    ORGANIZATION AND NATURE OF BUSINESS

Diamond Hill Investment Group, Inc. (the “Company”) was incorporated as a Florida corporation in April 1990 and reincorporated as an Ohio corporation in May 2002. The Company has one operating subsidiary.

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

During 2004, the Company transitioned the services of its broker-dealer subsidiary, Diamond Hill Securities (“DHS”) to third party broker-dealers and to DHCM. During the fourth quarter of 2004, DHS de-registered with the NASD and SEC as a broker-dealer and investment adviser. This transition had no material impact on the Company’s financial statements.

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

Principles of Consolidation

The accompanying consolidated financial statements include the operations of the Company, DHCM and DHS. All inter-company transactions and balances have been eliminated in consolidation.

Cash

The Company has defined cash as demand deposits, certificate of deposits and money market accounts. The Company maintains its cash in three accounts with two financial institutions.

Accounts Receivable

Accounts receivable are recorded when they are due and are presented in the statement of financial condition, net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of those individuals or entities that owe the receivable. No allowance for doubtful accounts was deemed necessary at December 31, 2005.

Valuation of Investment Portfolio

Investments in mutual funds are valued at their current net asset value. Investments in DHIP are valued based on readily available market quotations. Realized and unrealized gains and losses are included in investment profits and losses.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005 and 2004

Limited Partnership Interests

DHCM is the managing member of Diamond Hill General Partner, LLC (“DHGP”), the General Partner of DHIP, a limited partnership whose underlying assets consist of marketable securities. DHCM’s investment in DHIP is accounted for using the equity method, under which DHCM’s share of the net earnings or losses of the partnership is reflected in income as earned and distributions received are reflected as a reduction of the investment. The Company is actively seeking additional unaffiliated investors for DHIP. Several board members, officers and employees of the Company are members in DHGP. The capital of DHGP is not subject to a management fee or an incentive fee.

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

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the various temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Earnings Per Share

Basic and diluted earnings per common share are computed in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.” A reconciliation of the numerators and denominators used in these calculations is shown below:

For the year ended December 31, 2005:

	Numerator	Denominator	Amount
Basic Earnings	$3,650,766	1,654,935	$2.21
Diluted Earnings	$3,650,766	1,996,176	$1.83

For the year ended December 31, 2004:

	Numerator	Denominator	Amount
Basic Earnings	$(176,500)	1,566,385	$(0.11)
Diluted Earnings	$(176,500)	1,566,385	$(0.11)

Stock options and warrants have not been included in the denominator of the diluted per-share computations for those periods with a net loss because the effect of their inclusion would be anti-dilutive.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005 and 2004

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

Regulatory Requirements

DHCM is a registered investment adviser and is subject to regulation by the SEC pursuant to the Investment Advisers Act of 1940.

Segment Information

The Company has one reportable segment, therefore, no segment information is provided.

Note 3    INVESTMENT PORTFOLIO

Investment portfolio balances, which consist of securities classified as trading, are comprised of the following at December 31, 2005:

	Market	Cost	Unrealized Gains
Diamond Hill Small Cap Fund	$60,817	$50,612	$10,185
Diamond Hill Small-Mid Cap Fund	300,000	300,000	—
Diamond Hill Large Cap Fund	58,918	50,477	8,441
Diamond Hill Select Fund	300,000	300,000	—
Diamond Hill Focus Long-Short Fund	60,405	50,657	9,748
Diamond Hill Strategic Income Fund	1,024,171	977,295	46,876
DHIP Private Investment Partnership	4,051,059	3,139,474	911,585

Total	5,855,370	4,868,535	986,835

DHCM is the managing member of DHGP, the General Partner of DHIP, whose underlying assets consist primarily of marketable securities. DHGP is contingently liable for all of the partnership’s liabilities.

Summary financial information, including the Company’s carrying value and income from this partnership at December 31, 2005 and 2004 and for the years then ended, is as follows:

	2005	2004
Total assets	$176,442,538	$40,934,365
Total liabilities	69,122,518	20,194,401
Net assets	107,320,020	20,739,964
Net income	20,215,378	4,519,117

DHCM’s portion of net assets	4,051,059	1,078,302
DHCM’s portion of net income	2,972,757	614,852

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005 and 2004

DHCM’s income from this partnership includes its pro-rata capital allocation and its share of an incentive allocation from the limited partners. DHCM earned the following management fee and incentive fee from the partnership. DHCM shares a portion of its Management Fee with certain intermediaries.

	2005	2004
Management fee	$460,092	$93,054
Incentive fee	2,481,193	194,524

Note 4    CAPITAL STOCK

Common Shares

The Company has only one class of securities, Common Shares.

Treasury Shares

On July 17, 2000, the Company announced a program to repurchase up to 400,000 Common Shares through open market purchases and privately negotiated transactions. From July 17, 2000 through July 25, 2002 the Company purchased a total of 352,897 Common Shares at an average price of $5.72 per share. During the year ending December 31, 2005, the Company has issued 142,839 shares of treasury shares (15,000 shares to employees in the form of restricted stock grants, 44,000 shares as a result of option and warrant exercises, 72,120 in the form of incentive compensation, and 11,719 to fulfill the Company’s match under the Company’s 401k Plan). The Company’s total treasury share balance as of December 31, 2005 is 72,073.

Authorization of Preferred Shares

The Company’s Articles of Incorporation authorize the issuance of 1,000,000 shares of “blank check” preferred shares with such designations, rights and preferences, as may be determined from time to time by the Company’s Board of Directors. The Board of Directors is empowered, without shareholder approval, to issue preference stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting or other rights of the holders of the Common Shares. There were no shares of preferred shares issued or outstanding at December 31, 2005.

Note 5    EMPLOYEE INCENTIVE PLANS

Equity Incentive Plan and Compensation Program

At the Company’s annual shareholder meeting on May 12, 2005, shareholders approved the 2005 Employee and Director Equity Incentive Plan (“2005 Plan”). The 2005 Plan is intended to facilitate the Company’s ability to attract and retain staff, provide additional incentive to employees, directors and consultants, and to promote the success of the Company’s business. The Plan authorizes the issuance of up to 500,000 Common Shares of the Company in various forms of stock or option grants. The Plan provides that the Board of Directors, or a committee appointed by the Board, may grant awards and otherwise administer the Plan. As of December 31, 2005, 72,200 stock grants and 71,800 stock options have been awarded under the Plan and were immediately vested.

During 2005 the board completed a review of the Company’s compensation practices including the compensation of the Company’s key employees including base salary, cash incentives and equity incentives. This review included an assessment of the current compensation structure as compared to other organizations in the investment management industry and the performance of the company’s staff, particularly its investment team. As a result of the review, the Company’s operating results, and the investment team’s long-term performance

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005 and 2004

results, the board approved cash and equity bonuses in the amount of $4.2 million for the year ended December 31, 2005. Of the total bonus, $1.55 million was accrued as of December 31, 2005 and the remainder was paid during 2005.

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

Stock Option Plan

The Company adopted a Non-Qualified and Incentive Stock Option Plan in 1993 that authorized the grant of options to purchase an aggregate of 500,000 shares of the Company’s Common Stock. The Plan provides that the Board of Directors, or a committee appointed by the Board, may grant options and otherwise administer the Option Plan. This Plan expired by its terms in November 2003. Options outstanding under this Plan are not affected by the Plan’s expiration.

Effective October 1, 2005, the Company adopted SFAS No. 123(R), Accounting for Stock-Based Compensation (“SFAS 123R”). SFAS 123R requires all share-based payments to employees and directors, including grants of stock options, to be recognized as expense in the income statement based on their fair values. The amount of compensation is measured at the fair value of the options when granted, and this cost is expensed over the required service period, which is normally the vesting period of the options. SFAS 123R applies to the Company for options granted or modified after October 1, 2005. SFAS 123R also requires compensation cost to be recorded for prior option grants that vest after the date of adoption. The total compensation expense resulting from options issued in prior years that will be recognized over the future vesting period is approximately $38,000.

Prior to the adoption of SFAS 123R, the Company applied Accounting Principles Board Opinion No. 25 (“APB 25”) and related Interpretations in accounting for stock options and warrants issued to employees and directors. Under APB 25, only certain pro forma disclosures of fair value were required. Had compensation cost for all of the Company’s stock-based awards been determined in accordance with FAS 123R, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Year Ended December 31, 2005	Year Ended December 31, 2004
Net income (loss), as reported	$3,650,766	$(176,500)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	523,505	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(559,139)	(103,091)

Pro forma net income	$3,615,132	$(279,591)
Earnings Per Share:
Basic—as reported	$2.21	$(0.11)
Basic—pro forma	$2.18	$(0.18)
Diluted—as reported	$1.83	$(0.11)
Diluted—pro forma	$1.81	$(0.18)

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005 and 2004

The fair value of options granted in 2005 was $8.84. No options were granted in 2004. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with following weighted-average assumptions:

Dividend yield:	0.0%
Expected volatility:	28%
Expected life:	5 years
Risk-free interest rate:	3.50%

A summary of the status of the Company’s stock option and warrants plans is presented below:

	Options		Warrants
	Shares	Average Exercise Price	Shares	Average Exercise Price
Outstanding January 1, 2004	260,202	$10.581	280,400	$12.897
Granted	—	—	—	—
Exercised	—	—	—	—
Expired unexercised	—	—
Forfeited	—	—	—	—

Outstanding December 31, 2004	260,202	10.581	280,400	12.897

Exercisable December 31, 2004	154,202	$14.517	280,400	$12.897

Outstanding January 1, 2005	260,202	$10.581	280,400	$12.897
Granted	71,800	28.100	—	—
Exercised	(29,000)	13.211	15,000	14.375
Expired unexercised	—	—	6,000	14.375
Forfeited	—	—	—	—

Outstanding December 31, 2005	303,002	14.481	259,400	12.778

Exercisable December 31, 2005	231,002	$17.525	259,400	$12.778

Information pertaining to options and warrants outstanding December 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$14.375	5,000	0.16 years	$14.375	5,000	$14.375
$73.75	16,202	2.36 years	$73.75	16,202	$73.75
$ 7.95	10,000	4.61 years	$7.95	10,000	$7.95
$ 8.438	10,000	4.97 years	$8.438	10,000	$8.438
$28.10	71,800	4.97 years	$28.10	71,800	$28.10
$ 8.45	10,000	5.25 years	$8.45	8,000	$8.45
$ 5.25	60,000	5.54 years	$5.25	50,000	$5.25
$ 4.50	120,000	7.43 years	$4.50	60,000	$4.50
Outstanding at end of year	303,002	5.84 years	$14.481	231,002	$17.525

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005 and 2004

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$10.625	13,000	1.18 years	$10.625	13,000	$10.625
$73.75	14,000	2.36 years	$73.75	14,000	$73.75
$22.50	16,400	3.24 years	$22.50	16,400	$22.50
$11.25	14,000	4.16 years	$11.25	14,000	$11.25
$ 8.75	2,000	4.36 years	$8.75	2,000	$8.75
$ 8.00	200,000	4.36 years	$8.00	200,000	$8.00
Outstanding at end of year	259,400	4.01 years	$12.778	259,400	$12.778

401k Plan

The Company sponsors a 401(k) plan whereby all employees participate in the plan. Employees may contribute up to any portion of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions of Common Shares of the Company with a value equal to 200 percent of the first six percent of an employee’s compensation contributed to the plan. Matching contributions vest to the employees over a six-year period. For the years ended December 31, 2005 and 2004, expense attributable to the plan amounted to $238,073, and $134,478, respectively.

Note 6    OPERATING LEASES

The Company leases office space under an operating lease agreement effective May 1, 2002, which terminates on May 31, 2006. Total lease expenses for the year ended December 31, 2005 were $139,250. The Company entered into a new lease beginning June 1, 2006 and terminating May 31, 2013 for approximately 10,851 square feet of office space. The future minimum lease payments under the operating lease are as follows:

2006		2007	2008	2009	2010	2011	2012	2013
$63,750	$82,100	$156,900	$171,700	$177,100	$182,500	$188,000	$195,000	$82,600
(Current Lease)	(New Lease)

In addition to the above rent, the Company will also be responsible for normal operating expenses of the new leased property. Such operating expenses are expected to be approximately $8.75 per square foot in 2006 and may increase by no more than 5% annually thereafter.

Note 7    MUTUAL FUND ADMINISTRATION

DHCM has an administrative, fund accounting and transfer agency services agreement with Diamond Hill Funds, an Ohio business trust, under which DHCM performs certain services for each series of the trust. These services include mutual fund administration, accounting, transfer agency and other related functions. For performing these services, each series of the trust compensates DHCM a fee at an annual rate of 0.40% for Class A and Class C shares and 0.20% for Class I shares times each series’ average daily net assets. In addition, DHCM finances the up-front commissions paid to brokers who sell C shares of the Diamond Hill Funds. As financer, DHCM pays the commission to the selling broker at the time of sale. This commission payment is capitalized and expensed over 12 months to correspond with the matching revenues DHCM receives from the principal underwriter to recoup this commission payment. DHCM collected $2,315,630 and $908,754 for mutual

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005 and 2004

fund administration revenue for the years ended December 31, 2005 and 2004. In fulfilling its role under this agreement, DHCM has engaged several third-party providers, and the cost for their services is paid by DHCM. Mutual fund administration expense for the years ended December 31, 2005 and 2004 was $2,299,143 and $1,072,858, respectively. Effective April 30, 2005, DHCM reduced the fee it charges for administrative services for Class A and Class C shares from 0.45% to 0.40%.

Note 8    INCOME TAXES

The Company files a consolidated Federal income tax return. It is the policy of the Company to allocate the consolidated tax provision to subsidiaries as if each subsidiary’s tax liability or benefit were determined on a separate company basis. As part of the consolidated group, subsidiaries transfer to the Company their current Federal tax liability or assets. Our deferred tax accounts at December 31, 2005 included a deferred tax asset of $1,661,675 with no offsetting valuation allowance to recognize net operating loss (“NOL”) carryforwards from previous years. Due to the Company’s significant growth during 2005 we feel it is more likely than not that the Company would be able to fully realize the benefit of these operating loss carryforwards.

	2005	2004
Current income tax provision (benefit)	$—	$—
Deferred income tax provision (benefit)	(1,661,675)	—

Provision (benefit) for income taxes	$(1,661,675)	$—

A reconciliation of income tax expense at the statutory rate to the Company’s income tax expense is as follows:

	2005	2004
Income tax expense at statutory rate	$676,291	$(60,010)
Non-deductible stock option expense	104,594	0
Valuation allowance	(2,442,560)	60,010

Income tax expense	(1,661,675)	—

Deferred tax assets and liabilities consist of the following at December 31, 2005 and 2004:

	2005	2004
Deferred tax benefit of NOL carryforward	$2,738,489	$2,616,483
Unrealized (gains) losses	(964,277)	(169,842)
Other liabilities	(4,080)	(4,080)
Valuation allowance	—	(2,442,561)

Net deferred tax assets (liabilities)	$1,770,132	$—

As of December 31, 2005, the Company and its subsidiaries had net operating loss (NOL) carry forwards for tax purposes of approximately $8,054,377. These NOL’s will expire from 2016 to 2024. Any future changes in control may limit the availability of NOL carryforwards.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

ITEM 8: Changes In and Disagreements With Accountants or Accounting and Financial Disclosures

None

ITEM 8A: Controls and Procedures

Management, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this annual report. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of the end of the period covered by this annual report, the disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission’s rules and forms. There were no significant changes in the Company’s internal controls which materially affects, or are reasonable likely to materially affect the Company’s internal controls over financial reporting.

ITEM 8B: Other Information

None

PART III

ITEM 9: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Information regarding this Item 9 is incorporated by reference to our proxy statement for our 2006 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act (the “2006 Proxy Statement”), under the Captions: “Proposal 1—Election of Directors”, “Executive Officers and Compensation Information”, “Board and Committee Information”, “Compliance with Section 16(a) of the Exchange Act”, and “Code of Business Conduct and Ethics”.

ITEM 10: Executive Compensation

Information regarding this Item 10 is incorporated by reference to our 2006 Proxy Statement under the Captions: “Executive Officers and Compensation Information” and “Director Compensation”.

ITEM 11: Security Ownership of Certain Beneficial Owners and Management

Information regarding this Item 11 is incorporated by reference to our proxy statement for our 2006 annual meeting of shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, under the Captions: “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation”.

ITEM 12: Certain Relationships and Related Transactions

During the last two years, the Company has not been a part to, and does not plan to propose to be a part to, any transactions for which disclosure is required under Item 404 of Regulation S-B.

DIAMOND HILL INVESTMENT GROUP, INC. AND SUBSIDIARIES

ITEM 13: Exhibits

(a) Index of Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference from Form 8-K Current Report for the event on May 2, 2002 filed with the SEC on May 7, 2002; File No. 000-24498.)

3.2	Code of Regulations of the Company. (Incorporated by reference from Form 8-K Current Report for the event on May, 2002 filed with the SEC on May 7, 2002; File No. 000-24498.)

10.1	Representative Investment Management Agreement between Diamond Hill Capital Management, Inc. and the Diamond Hill Funds. (Incorporated by reference from Form N1-A filed with the SEC on December 30, 2005; File No. 811-08061.)

10.2	Third Amended and Restated Administrative, Fund Accounting, and Transfer Agency Services Agreement between Diamond Hill Capital Management, Inc. and the Diamond Hill Funds. (Incorporated by reference from Form N1-A filed with the SEC on December 30, 2005; File No. 811-08061.)

10.3	1993 Non-Qualified and Incentive Stock Option Plan. (Incorporated by reference from Form DEF 14A filed with the SEC on July 21, 1998; File No. 000-24498.)

10.4	Synovus Securities, Inc., Sub-Advisory Agreement with the Diamond Hill Capital Management, Inc. dated January 30, 2001. (Incorporated by reference from Form 10-KSB for 2000 filed with the SEC on March 1, 2001; File No. 000-24498.)

10.5	Employment Agreement between the Company and Roderick H. Dillon, Jr. dated May 11, 2000. (Incorporated by reference from Form 10-KSB for 2002 filed with the SEC on March 28, 2003; File No. 000-24498.)

10.6	Amendment dated March 10, 2006 to the Employment Agreement between the Company and Roderick H. Dillon, Jr. dated May 11, 2000. (Incorporated by reference from Form 8-K Current Report filed with the SEC on March 15, 2006; File No. 000-24498.)

10.7	Employment Agreement between the Company and James F. Laird dated October 24, 2001. (Incorporated by reference from Form 10-KSB for 2002 filed with the SEC on March 28, 2003; File No. 000-24498.)

10.8	Form of Subscription Agreement for Common Shares of Diamond Hill Investment Group, Inc. executed by subscribers as part of the private placement on July 21, 2004. (Incorporated by reference from Form 10-QSB for the quarter ended September 30, 2004 filed with the SEC on November 15, 2004; File No. 000-24498.)

10.9	2005 Employee and Director Equity Incentive Plan. (Incorporated by reference from Form DEF 14A filed with the SEC on April 5, 2005; File No. 000-24498.)

14.1	Code of Business Conduct and Ethics. (Incorporated by reference from Form DEF 14A filed with the SEC on April 9, 2004; File No. 000-24498.)

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm, Plante & Moran, PLLC.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Section 1350 Certifications.

ITEM 14: Principal Accountant Fees and Services

Information regarding this Item 14 is incorporated by reference to our 2006 Proxy Statement under the Caption: “Fees of Independent Registered Public Accounting Firms”.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

DIAMOND HILL INVESTMENT GROUP, INC.

By:	/S/ R. H. Dillon
	R. H. Dillon, President, Chief Executive Officer and a Director	March 30, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ R. H. Dillon	President, Chief Executive Officer, and a Director	March 30, 2006
R. H. Dillon

/S/ James F. Laird	Chief Financial Officer, Treasurer, and Secretary	March 30, 2006
James F. Laird

/S/ David P. Lauer	Director	March 30, 2006
David P. Lauer

/S/ James G. Mathias	Director	March 30, 2006
James G. Mathias

/S/ David R. Meuse	Director	March 30, 2006
David R. Meuse

/S/ Diane D. Reynolds	Director	March 30, 2006
Diane D. Reynolds

/S/ Donald B. Shackelford	Director	March 30, 2006
Donald B. Shackelford