Form 10-Q
period 2006-03-31
DIAMOND HILL INVESTMENT GROUP INC
filed 2006-05-15
CIK 909108

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
Commission file number 000-24498
DIAMOND HILL INVESTMENT GROUP, INC
(Exact name of registrant as specified in its charter)

Ohio	65-0190407

(State of incorporation)	(I.R.S. Employer Identification No.)
375 North Front Street, Suite 300, Columbus, Ohio 43215
(Address, including Zip Code, of principal executive offices)
(614) 255-3333
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes: ☑ No: ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer: ☐      Accelerated filer: ☐      Non-accelerated filer: ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☑
The number of shares outstanding of the issuer’s common stock, as of the latest practicable date, April 25, 2006 is 1,767,810 shares

DIAMOND HILL INVESTMENT GROUP, INC.

PART I FINANCIAL INFORMATION
ITEM 1: Financial Statements
Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets (unaudited)

	3/31/2006	12/31/2005
ASSETS
Cash and cash equivalents	2,578,899	2,532,334
Investment portfolio (note 3)	8,352,064	5,855,370
Accounts receivable	2,547,040	1,897,701
Prepaid expenses	658,753	580,109
Fixed assets, net of depreciation and other assets	111,903	111,863
Deferred taxes (note 6)	1,153,291	1,770,132

Total assets	15,401,950	12,747,509

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	588,122	336,497
Accrued incentive compensation	2,372,703	1,550,000

Total Liabilities	2,960,825	1,886,497

Shareholders’ Equity (note 4)
Common stock, no par value 7,000,000 shares authorized; 1,827,972 issued 1,767,193 outstanding at March 31, 2006 1,755,899 outstanding at December 31, 2005	13,440,932	13,199,444
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Treasury stock, at cost 60,779 shares at March 31, 2006 72,073 shares at December 31, 2005	(347,750)	(412,370)
Deferred compensation	(270,988)	(292,381)
Accumulated deficit	(381,069)	(1,633,681)

Total shareholders’ equity	12,441,126	10,861,012

Total liabilities and shareholders’ equity	15,401,950	12,747,509

See notes to consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
	2006	2005
INVESTMENT MANAGEMENT REVENUE:
Mutual funds	2,216,941	522,717
Managed accounts	1,298,420	429,592
Private investment partnership	1,388,492	236,681

Total investment management revenue	4,903,854	1,188,990

OPERATING EXPENSES:
Compensation and related costs	3,372,511	639,415
Legal and audit	57,279	38,283
General and administrative	190,656	132,616
Sales and marketing	57,444	38,201

Total operating expenses	3,677,890	848,515

NET OPERATING INCOME	1,225,964	340,475

Mutual fund administration, net (note 8)	268,291	(74,133)
Investment return	425,118	130,291

INCOME BEFORE TAXES	1,919,373	396,633

Income tax provision	(666,761)	—

NET INCOME	1,252,612	396,633

Earnings per share
Basic	$0.71	$0.24

Diluted	$0.58	$0.20

Weighted average shares outstanding
Basic	1,762,818	1,622,281

Diluted	2,172,183	1,963,658

See notes to consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flow (unaudited)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	1,252,612	396,633
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation on property and equipment	10,161	9,276
Amortization of deferred compensation	21,394	7,050
(Increase) decrease in accounts receivable	(649,339)	696,187
(Increase) decrease in deferred taxes	666,761	—
Stock option expense	15,411	—
(Increase) decrease in unrealized gains	(378,792)	(130,291)
Increase (decrease) in accrued liabilities	1,074,328	(142,181)
Other changes in assets and liabilities	(78,644)	(57,305)

Net cash provided by operating activities	1,933,892	779,369

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10,200)	—
Investment portfolio activity	(2,117,903)	(1,086,114)

Net cash used in investing activities	(2,128,103)	(1,086,114)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of treasury stock	240,776	294,793

NET INCREASE IN CASH	46,565	(11,952)

CASH, BEGINNING OF PERIOD	2,532,334	102,566

CASH, END OF PERIOD	2,578,899	90,614

Cash paid during the period for:
Interest	—	—
Income taxes	—	—
See notes to consolidated financial statements.

DIAMOND HILL INVESTMENT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 ORGANIZATION AND NATURE OF BUSINESS
The accompanying consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, are unaudited, but have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.
Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2006.
Diamond Hill Investment Group, Inc. (the “Company”) was incorporated as a Florida corporation in April 1990 and in May 2002 merged into an Ohio corporation formed for the purpose of reincorporating in Ohio, where the Company’s principal place of business is located. The Company has one operating subsidiary.
Diamond Hill Capital Management, Inc. (“DHCM”), an Ohio corporation, is a wholly owned subsidiary of the Company and a registered investment advisor. DHCM is the investment adviser to the Diamond Hill Funds (the “Funds”), a series of open-end mutual funds, Diamond Hill Investment Partners, L.P. (“DHIP”), a private investment partnership, and also offers advisory services to institutional and individual investors. References to the Company also include references to DHCM.
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
Accounts Receivable
Accounts receivable are recorded when they are due and are presented in the statement of financial condition net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated on the Company’s historical losses, existing conditions in the industry, and the financial stability of those individuals that owe the receivable. No allowance for doubtful accounts was deemed necessary at March 31, 2006.
Regulatory Requirements
DHCM is a registered investment adviser and is subject to regulation by the SEC pursuant to the Investment Advisors Act of 1940.

DIAMOND HILL INVESTMENT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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
Incentive Compensation
The Compensation Committee of the Board has determined a formula on which incentive compensation is calculated and accrued. Accrued incentive compensation is subject to change throughout the year and is typically paid out late in the fourth quarter or in the first quarter of the following year. Such compensation is expected to be paid out in a combination of cash and shares of the Company’s common stock.
Earnings Per Share
Basic and diluted earnings per common share are computed in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.” A reconciliation of the numerators and denominators used in these calculations is shown below:
For the three months ended March 31, 2006:

	Numerator	Denominator	Amount
Basic Earnings	$1,252,612	1,762,818	$0.71
Diluted Earnings	$1,252,612	2,172,183	$0.58
For the three months ended March 31, 2005:

	Numerator	Denominator	Amount
Basic Earnings	$396,633	1,622,281	$0.24
Diluted Earnings	$396,633	1,963,658	$0.20
Fair Value of Financial Instruments
Substantially all of the Company’s financial instruments are carried at fair value or amounts approximating fair value. Assets, including accounts receivable and securities owned are carried at amounts that approximate fair value. Similarly, liabilities, including accounts payable and accrued expenses are carried at amounts approximating fair value.

DIAMOND HILL INVESTMENT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3 INVESTMENT PORTFOLIO
Investment portfolio balances, which consist of securities classified as trading, are comprised of the following:
As of March 31, 2006:

			Unrealized
	Market	Cost	Gains (Losses)
Diamond Hill Small Cap Fund	$64,797	$50,632	$14,165
Diamond Hill Small-Mid Cap Fund	317,700	300,000	17,700
Diamond Hill Large Cap Fund	263,468	250,477	12,991
Diamond Hill Select Fund	309,300	300,000	9,300
Diamond Hill Long-Short Fund	265,606	250,657	14,949
Diamond Hill Strategic Income Fund	1,552,969	1,494,705	58,264
DHIP Private Investment Partnership	5,578,224	4,339,966	1,238,258

Total	8,352,064	6,986,437	1,365,627

As of December 31, 2005

			Unrealized
	Market	Cost	Gains (Losses)
Diamond Hill Small Cap Fund	$60,817	$50,632	$10,185
Diamond Hill Small-Mid Cap Fund	300,000	300,000	—
Diamond Hill Large Cap Fund	58,918	50,477	8,441
Diamond Hill Select Fund	300,000	300,000	—
Diamond Hill Long-Short Fund	60,405	50,657	9,748
Diamond Hill Strategic Income Fund	1,024,171	977,295	46,876
DHIP Private Investment Partnership	4,051,059	3,139,474	911,585

Total	5,855,370	4,868,535	986,835

DHCM is the managing member of the General Partner of DHIP, whose underlying assets consist primarily of marketable securities. The General Partner is contingently liable for all of the partnership’s liabilities. Summary financial information, including the Company’s carrying value and income from this partnership at March 31, 2006 and 2005 and for the three months then ended, is as follows:

	2006	2005
Total assets	$221,987,561	$87,116,252
Total liabilities	88,902,603	39,598,197
Net assets	133,084,958	47,518,055
Net income	8,965,392	2,597,125

DHCM’s portion of net assets	5,578,224	1,386,047
DHCM’s portion of net income	1,527,164	727,766
DHCM’s income from this partnership includes its pro-rata capital allocation and its share of an incentive allocation from the limited partners. DHCM earned the following management fee and incentive fee from the partnership for the three months ending March 31, 2006 and 2005:

	2006	2005
Management Fee	$188,000	$50,568
Incentive Fee	1,200,492	186,113
In addition to the incentive fee earned above from DHIP, the Company also earned incentives fees from separate accounts in the amount of $412,736 and $0 for the for three months ending March 31, 2006 and 2005, respectively.

DIAMOND HILL INVESTMENT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4 CAPITAL STOCK
Common Shares
The Company has only one class of Common Shares.
Treasury Stock
On July 17, 2000, the Company announced a program to repurchase up to 400,000 shares of its Common Stock through open market purchases and privately negotiated transactions. From July 17, 2000 through July 25, 2002 the Company purchased a total of 352,897 shares of its Common Stock at an average price of $5.69 per share. During the three months ending March 31, 2006, the Company issued 11,294 shares Treasury Stock. The Company’s total Treasury Stock share balance as of March 31, 2006 is 60,779.
Authorization of Preferred Stock
The Company’s Articles of Incorporation authorize the issuance of 1,000,000 shares of “blank check” preferred stock with such designations, rights and preferences, as may be determined from time to time by the Company’s Board of Directors. The Board of Directors is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting or other rights of the holders of the Common Stock. There were no shares of preferred stock issued or outstanding at March 31, 2006.
Note 5 STOCK-BASED COMPENSATION
Equity Incentive Plans
2005 Employee and Director Equity Incentive Plan
At the Company’s annual shareholder meeting on May 12, 2005, shareholders approved the 2005 Employee and Director Equity Incentive Plan (“2005 Plan”). The 2005 Plan is intended to facilitate the Company’s ability to attract and retain staff, provide additional incentive to employees, directors and consultants, and to promote the success of the Company’s business. The Plan authorizes the issuance of Common Shares of the Company in various forms of stock or option grants. Current shares available for issuance under the Plan are 441,410. The Plan provides that the Board of Directors, or a committee appointed by the Board, may grant awards and otherwise administer the Plan.
1993 Non-qualified and Incentive Stock Option Plan
The Company adopted a Non-Qualified and Incentive Stock Option Plan in 1993 that authorized the grant of options to purchase an aggregate of 500,000 shares of the Company’s Common Stock. The Plan provides that the Board of Directors, or a committee appointed by the Board, may grant options and otherwise administer the Option Plan. This Plan expired by its terms in November 2003. Options outstanding under this Plan are not affected by the Plan’s expiration.
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

DIAMOND HILL INVESTMENT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5 STOCK-BASED COMPENSATION (continued)
401k Plan
The Company sponsors a 401(k) plan whereby all employees participate in the plan. Employees may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions of Common Shares of the Company with a value equal to 200 percent of the first six percent of an employee’s compensation contributed to the plan. Employees become fully vested in the matching contributions after six years of employment. For the three months ended March 31, 2006 and 2005, expense attributable to the plan amounted to $71,393, and $58,545, respectively.
Other Stock-Based Compensation Information
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

	Three Months Ended March 31,
	2006	2005
Net income, as reported	1,252,612	396,633
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	7,467	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards net of related tax effects	(7,467)	(14,709)

Pro forma net income	1,252,612	381,924

Earnings per share:
Basic — as reported	$0.71	$0.24
Basic — pro forma	$0.71	$0.24
Diluted — as reported	$0.58	$0.20
Diluted — pro forma	$0.58	$0.19
There were no options granted during the three months ended March 31, 2006.

DIAMOND HILL INVESTMENT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5 STOCK-BASED COMPENSATION (continued)
A summary of the Company’s outstanding stock options and warrants is presented below.

	Options		Warrants
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding December 31, 2004	260,202	$10.581	280,400	$12.897
Granted	—	—	—	—
Exercised	9,000	10.625	10,000	14.375
Expired unexercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding March 31, 2005	251,202	10.580	270,400	12.385

Exercisable March 31, 2005	143,202	$14.847	270,400	$12.385

Outstanding December 31, 2005	303,002	$14.481	259,400	$12.778
Granted	—	—	—	—
Exercised	5,000	14.375	2,000	11.250
Expired unexercised		—	—	—
Forfeited		—	—	—

Outstanding March 31, 2006	298,002	14.483	257,400	12.789

Exercisable March 31, 2006	226,002	$17.595	257,400	$12.789

DIAMOND HILL INVESTMENT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5 STOCK-BASED COMPENSATION (continued)
Information pertaining to options and warrants outstanding as of March 31, 2006 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Options	Average
Exercise Prices	Outstanding	Life	Exercise Price	Exercisable	Exercise Price
$73.75	16,202	2.12 years	$73.75	16,202	$73.75
$7.95	10,000	4.36 years	$7.95	10,000	$7.95
$8.438	10,000	4.72 years	$8.438	10,000	$8.438
$28.10	71,800	4.73 years	$28.10	71,800	$28.10
$8.45	10,000	5.01 years	$8.45	8,000	$8.45
$5.25	60,000	5.30 years	$5.25	50,000	$5.25
$4.50	120,000	7.19 years	$4.50	60,000	$4.50

Total	298,002	5.69 years	$14.483	226,002	$17.595

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
Exercise Prices	Outstanding	Life	Exercise Price	Exercisable	Exercise Price
$10.625	13,000	0.93 years	$10.625	13,000	$10.625
$73.75	14,000	2.12 years	$73.75	14,000	$73.75
$22.50	16,400	3.00 years	$22.50	16,400	$22.50
$11.25	12,000	3.92 years	$11.25	12,000	$11.25
$8.75	2,000	4.12 years	$8.75	2,000	$8.75
$8.00	200,000	4.12 years	$8.00	200,000	$8.00

Total	257,400	3.77 years	$12.778	257,400	$12.778
Note 6 INCOME TAXES
The Company’s deferred tax accounts at December 31, 2004 included a deferred tax asset and an offsetting valuation allowance of $2,442,561 that were recognized from net losses in 2004 and prior years. During the fourth quarter of 2005, the Company determined it was probable that it would be able to realize the deferred tax asset. Accordingly, the Company reversed $2,442,561 of the valuation allowance in the fourth quarter of 2005. The deferred tax asset has been further reduced related to pre-tax net income for 2005 and the first quarter of 2006.

DIAMOND HILL INVESTMENT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7 OPERATING LEASES
The Company leases office space under an operating lease agreement effective May 1, 2002, which terminates on May 31, 2006. Total lease expense for the three months ending March 31, 2006 was $38,250. The Company entered into a new lease beginning June 1, 2006 and terminating May 31, 2013 for approximately 10,851 square feet of office space. The future minimum lease payments under the operating lease are as follows:

2006		2007	2008	2009	2010	2011	2012	2013
$25,500	$82,100	$156,900	$171,700	$177,100	$182,500	$188,000	$195,000	$82,600
(Current Lease)				(New Lease)
In addition to the above rent, the company will also be responsible for normal operating expenses of the new leased property. Such operating expenses are expected to be approximately $8.75 per square foot in 2006 and may increase by no more than 5% annually thereafter.
Note 8 MUTUAL FUND ADMINISTRATION
DHCM has an administrative, fund accounting and transfer agency services agreement with Diamond Hill Funds, an Ohio business trust, under which DHCM performs certain services for each series of the trust. These services include mutual fund administration, accounting, transfer agency and other related functions. For performing these services, each series of the trust compensates DHCM a fee at an annual rate of 0.40% for Class A and Class C shares and 0.20% for Class I shares times each series’ average daily net assets. Mutual Fund Administration also includes C Share Financing, in which, DHCM finances the up-front commissions paid to brokers who sell C Shares of the Diamond Hill Funds. As financer, DHCM pays the commission to the selling broker at the time of sale. This commission payment is capitalized and expensed over 12 months to correspond with the matching revenues DHCM receives from the principal underwriter to recoup this commission payment. DHCM collected $1,288,891 and $399,446 for mutual fund administration revenue for the three months ended March 31, 2006 and 2005, respectively. In fulfilling its role under this agreement, DHCM has engaged several third-party providers, and the cost for their services is paid by DHCM. Mutual fund administration expense for the three months ended March 31, 2006 and 2005 was $1,020,600 and $473,579, respectively.

DIAMOND HILL INVESTMENT GROUP, INC.
ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operation
Forward-looking Statements
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
Diamond Hill Capital Management, Inc. (“DHCM”), an Ohio corporation, is a wholly owned subsidiary of the Company and a registered investment advisor. DHCM is the investment adviser to the Diamond Hill Funds (the “Funds”), a series of open-end mutual funds, diamond Hill Investment Partners, L.P. (“DHIP”), a private investment partnership, and also offers advisory services to institutional and individual investors. References to the Company also include references to DHCM.
Assets Under Management
As of March 31, 2006, assets under management totaled $2,181 million, a 42% increase from December 31, 2005. Assets under management (“AUM”) grew by 221% as of March 31, 2006 in comparison to March 31, 2005. Asset growth for the three months and twelve months ended March 31, 2006 is not necessarily indicative of the results that may be expected for the entire fiscal year ended December 31, 2006. The table below provides a summary of AUM (in millions):

	3/31/2006	12/31/2005	3/31/2005
Mutual Funds	$1,337	907	321
Separately Managed Accounts	$711	513	310
Private Investment Partnership	$133	111	48

Total Assets Under Management	$2,181	1,531	679

Three months ended March 31, 2006 compared to three months ended March 31, 2005
Investment management revenues for the three months ended March 31, 2006 increased to $4,903,854 compared to $1,188,990 for the three months ended March 31, 2005, a 312% increase. This increase results primarily from the increase in AUM including new assets in DHIP on which the Company may receive a performance incentive fee as described below.

DIAMOND HILL INVESTMENT GROUP, INC.
The Company increased its investment management revenue from all three of its investment products– mutual funds, managed accounts and DHIP. Revenues from mutual funds, managed accounts, and DHIP were up 324%, 202%, and 486%, respectively for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. While DHIP’s AUM increased by approximately $85 million, the majority of the DHIP revenue increase was due to the performance incentive fee earned. In addition, the Company also earns an incentive fee from managed accounts, which for the first quarter of 2006 represented 32% of managed accounts revenue. The company earns its performance incentive fee of 20% of the annual investment return once a 5% annual hurdle has been reached, also subject to a high-water mark. The performance incentive fee for both DHIP and managed accounts can be extremely volatile from period to period.
Operating expenses were $3,677,890 in the first quarter of 2006, up $2,829,375 from the first quarter of 2005. The largest expense, compensation and related costs, increased $2,733,096, up 427% from last year’s quarter. The number of employees and their total compensation has increased. The largest portion of the increase is attributable to an increase in the bonus compensation accrual, which is based on projected operating results for 2006 that consider our strong trailing investment performance and continued growth in assets under management.
The Company’s net operating income increased to $1,225,964 for the three months ended March 31, 2006, which represented a 260% increase from the same period in 2005.
Mutual fund administration, which represents administrative and financing fees collected in connection with the Company’s mutual fund products net of all mutual fund administrative and financing expenses paid by the Company, increased from a net expense of $74,133 for the three months ended March 31, 2005 to a net income of $268,291 for the three months ended March 31, 2006. This improvement is primarily due to a significant increase in AUM in the Diamond Hill Funds. Due to this significant increase in AUM, the company voluntarily decreased the administration fees it charges to the Funds by 10% effective April 30, 2006. The Company also decreased administration fees 11% a year earlier on April 30, 2005. These fee reductions are passed along to Fund shareholders and will reduce mutual fund expenses and help improve investment performance of the Funds and as a result, we believe will better position the Funds among competitors. The Company anticipates that mutual fund administration activity will be a net positive contributor towards the Company’s net income for the foreseeable future.
Investment return increased to $425,118 for the three months ended March 31, 2006 from a gain of $130,291 for the three months ended March 31, 2005. Management is unable to predict how future fluctuations in market values will impact the performance of the Company’s investment portfolio.
As a result of mutual fund administration and company portfolio investment performance, the Company’s net operating income increased, causing the pre-tax net income to increase to $1,919,373 for the three months ended March 31, 2006 compared to $396,633 for the same period in 2005.
The estimated interim 2006 provision for income taxes as a percent of pretax income is 34.7%.
Overall, net income for the first quarter of 2006 was $1,252,612, $855,979 more than the first quarter of 2005.
Liquidity and Capital Resources
The Company’s entire investment portfolio is in readily marketable securities, which, provide cash liquidity, if needed. Investments in mutual funds are valued at their current net asset value. Investments in DHIP are valued based on readily available market quotations.
As of March 31, 2006, the Company had working capital of approximately $10.5 million compared to $8.4 million at December 31, 2005 and compared to $3.8 million at March 31, 2005. Working capital includes cash, securities owned and accounts and notes receivable, net of all liabilities. The Company has no long-term debt.

DIAMOND HILL INVESTMENT GROUP, INC.
For the three months ended March 31, 2006, the Company’s net cash balance increased by $46,565. Net cash provided by operating activities was $1,933,892 and investing activities used $2,128,103. Financing activities provided $240,776 of cash from the sale of treasury stock.
For the three months ended March 31, 2005, the Company’s net cash balance decreased by $11,952. Net cash provided by operating activities was $779,369 and investing activities used $1,086,114. Financing activities provided $294,793 of cash from the sale of treasury stock.
Investment management fees primarily fund the operations of the Company. Management believes that the Company’s existing resources, including available cash and cash provided by operating activities, will be sufficient to satisfy its working capital requirements in the foreseeable future. The Company anticipates capital expenditures of approximately $300,000 in the second quarter of 2006 related to relocating our offices to a new location as described in the footnotes to financial statements.
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
ITEM 3: Quantitative and Qualitative Disclosures About Market Risk
The Company is routinely subjected to different types of risk, including market risk. Market risk is the risk that the Company will incur losses due to adverse changes in equity prices, interest rates, or credit risk.
The Company’s primary exposure to equity price risk arises from its investments in Diamond Hill equity funds and Diamond Hill Investment Partners, L.P. (“Equity Investments”). Equity price risk as it relates to these investments represents the potential future loss of value that would result from a decline in the fair values of the investments. The Company’s investments in Equity Investments totaled $6.8 million at March 31, 2006, and are carried at fair value on the Company’s Consolidated Balance Sheets.
In evaluating market risk, it is also important to note that most of the Company’s revenue is based on the market value of assets under management. As noted in “Risk Factors” in Part 2, Item 1A, declines of financial market values will negatively impact revenue and net income.
ITEM 4: Controls and Procedures
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

DIAMOND HILL INVESTMENT GROUP, INC.
PART II: OTHER INFORMATION
ITEM 1: Legal Proceedings – None
ITEM 1A: Risk Factors
An investment in the Company’s common shares involves various risks, including those mentioned below and those that are discussed from time-to-time in our other periodic filings with the SEC. Investors should carefully consider these risks, along with the other information contained in this report, before making an investment decision regarding the Company’s common shares. There may be additional risks of which we are currently unaware, or which we currently consider immaterial. All of these risks could have a material adverse effect on our financial condition, results of operations, and value of our common stock.
The Company’s assets under management, which impact revenue, are subject to significant fluctuations.
Substantially all revenue for the Company is calculated as percentages of assets under management or is based on the general performance of the equity securities market. A decline in securities prices or in the sale of investment products or an increase in fund redemptions generally would reduce fee income. Financial market declines or adverse changes in interest rates would generally negatively impact the level of the Company’s assets under management and consequently its revenue and net income. A recession or other economic or political events could also adversely impact the Company’s revenue if it led to a decreased demand for products, a higher redemption rate, or a decline in securities prices.
The Company’s success depends on our key personnel and our financial performance could be negatively affected by the loss of their services.
The Company’s success depends on highly skilled personnel, including portfolio managers, research analysts, and management, many of whom have specialized expertise and extensive experience in the industry. Financial services professionals are in high demand, and the Company faces significant competition for qualified employees. With the exception of the Chief Investment Officer and Chief Financial Officer, key employees do not have employment contracts, and generally can terminate their employment at any time. We cannot assure that we will be able to retain or replace key personnel. In order to retain or replace our key personnel, we may be required to increase compensation, which would decrease net income. The loss of key personnel could damage our reputation and make it more difficult to retain and attract new employees and investors. Losses of assets from our client investors would decrease our revenues and net income, possibly materially.
The Company is subject to substantial competition in all aspects of its business.
The Company’s funds and separate accounts compete against an ever-increasing number of investment products and services from:
•	asset management firms,

•	mutual fund companies,

•	commercial banks and thrift institutions,

•	insurance companies,

•	hedge funds, and

•	brokerage and investment banking firms.
Many of these financial institutions have substantially greater resources than the Company and may offer a broader range of products or operate in more markets. Some operate in a different regulatory environment which may give them certain competitive advantages in the investment products and portfolio structures that they offer. The Company competes with other providers of investment advisory services primarily based our investment performance. Some institutions have proprietary products and distribution channels that make it more difficult for us to compete with them. If current or potential customers decide to use one of our competitors, we could face a significant decline in market share, assets under management, revenues, and net income. If we are required to lower our fees in order to remain competitive, our net income could be significantly reduced because some of our expenses are fixed, especially over shorter periods of time, and others may not decrease in proportion to the decrease in revenues.

DIAMOND HILL INVESTMENT GROUP, INC.
A significant portion of our revenues are based on contracts with the Diamond Hill Funds that are subject to termination without cause and on short notice.
We provide investment advisory and administrative services to the Diamond Hill Funds under various agreements. The board of each Diamond Hill Fund must annually approve the terms of the investment management and administration agreements and can terminate the agreement upon 60-day notice. If a Diamond Hill Fund seeks to lower the fees that we receive or terminate its contract with us, we would experience a decline in fees earned from the Diamond Hill Funds, which could have a material adverse effect on our revenues and net income.
The Company’s business is subject to substantial governmental regulation.
Changes in legal, regulatory, accounting, tax and compliance requirements could have a significant effect on the Company’s operations and results, including but not limited to increased expenses and reduced investor interest in certain funds and other investment products offered by the Company. The Company continually monitors legislative, tax, regulatory, accounting, and compliance developments that could impact its business.
ITEM 2: Unregistered Sales of Equity Securities and use of Proceeds – None
ITEM 3: Defaults Upon Senior Securities – None
ITEM 4: Submission of Matters to a Vote of Security Holders – None
ITEM 5: Other Information – None

DIAMOND HILL INVESTMENT GROUP, INC.
ITEM 6: Exhibits

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

DIAMOND HILL INVESTMENT GROUP, INC.
SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:
DIAMOND HILL INVESTMENT GROUP, INC.

Signature	Title	Date

/s/ R. H. Dillon R. H. Dillon	President, Chief Executive Officer, and a Director	May 15, 2006

/s/ James F. Laird James F. Laird	Chief Financial Officer, Treasurer, and Secretary	May 15, 2006