Form 10-Q
period 2006-06-30
DIAMOND HILL INVESTMENT GROUP INC
filed 2006-08-11
CIK 909108

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
Commission file number 000-24498
DIAMOND HILL INVESTMENT GROUP, INC
(Exact name of registrant as specified in its charter)

Ohio	65-0190407

(State of incorporation)	(I.R.S. Employer Identification No.)
325 John H. McConnell Blvd, Suite 200, Columbus, Ohio 43215
(Address, including Zip Code, of principal executive offices)
Former Address: 375 N Front Street, Suite 300, Columbus, Ohio 43215

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
Large accelerated filer: ☐      Accelerated filer: ☐      Non-accelerated filer: ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☑
The number of shares outstanding of the issuer’s common stock, as of the latest practicable date, July 31, 2006 is 1,787,420 shares

DIAMOND HILL INVESTMENT GROUP, INC.

PART I FINANCIAL INFORMATION
ITEM 1: Financial Statements
Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets (unaudited)

	6/30/2006	12/31/2005
ASSETS
Cash and cash equivalents	$1,817,201	$2,532,334
Investment portfolio (note 3)	13,262,284	5,855,370
Accounts receivable	3,190,704	1,897,701
Prepaid expenses	668,816	580,109
Fixed assets, net of depreciation and other assets	247,502	111,863
Deferred taxes (note 6)	410,690	1,770,132

Total assets	$19,597,197	$12,747,509

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	653,302	336,497
Accrued incentive compensation	5,002,772	1,550,000

Total Liabilities	5,656,074	1,886,497

Shareholders’ Equity (note 4)
Common stock, no par value 7,000,000 shares authorized; 1,827,972 issued 1,786,835 outstanding at June 30, 2006 1,755,899 outstanding at December 31, 2005	14,148,002	13,199,444
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Treasury stock, at cost 41,137 shares at June 30, 2006 72,073 shares at December 31, 2005	(235,367)	(412,370)
Deferred compensation	(958,611)	(292,381)
Retained earnings / (Accumulated deficit)	987,099	(1,633,681)

Total shareholders’ equity	13,941,123	10,861,012

Total liabilities and shareholders’ equity	$19,597,197	$12,747,509

See notes to consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income (unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	6/30/2006	6/30/2005	6/30/2006	6/30/2005
INVESTMENT MANAGEMENT REVENUE:
Mutual funds	$3,013,794	$674,744	$5,230,735	$1,197,461
Managed accounts	1,488,619	504,126	2,787,039	933,718
Private investment partnerships	831,696	203,842	2,220,189	465,198

Total investment management revenue	5,334,109	1,382,712	10,237,963	2,596,377

OPERATING EXPENSES:
Compensation and related costs	3,546,356	661,029	6,918,868	1,300,444
Legal and audit	67,990	23,027	125,268	61,311
General and administrative	193,750	129,354	384,407	261,970
Sales and marketing	75,773	71,664	133,216	109,865

Total operating expenses	3,883,869	885,074	7,561,759	1,733,590

NET OPERATING INCOME	1,450,240	497,638	2,676,204	862,787

Mutual fund administration, net (note 8)	355,547	(43,570)	623,838	(117,702)
Investment return	364,982	61,134	790,100	166,751

INCOME BEFORE TAXES	2,170,769	515,202	4,090,142	911,836

Income tax provision	(802,601)	—	(1,469,362)	—

NET INCOME	$1,368,168	$515,202	$2,620,780	$911,836

Earnings per share
Basic	$0.77	$0.31	$1.48	$0.56

Diluted	$0.62	$0.26	$1.20	$0.47

Weighted average shares outstanding
Basic	1,775,339	1,642,042	1,765,018	1,632,216

Diluted	2,200,261	1,951,967	2,184,152	1,950,530

See notes to consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flow (unaudited)

	SIX MONTHS ENDED
	6/30/2006	6/30/2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,620,780	$911,836
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation on property and equipment	21,500	18,724
Amortization of deferred compensation	63,045	18,881
(Increase) decrease in accounts receivable	(1,293,003)	(362,709)
(Increase) decrease in deferred taxes	1,409,360	—
Stock option expense	21,567	—
(Increase) decrease in unrealized gains	(660,086)	(120,920)
Increase (decrease) in accrued liabilities	3,769,577	(146,161)
Other changes in assets and liabilities	(88,707)	(104,721)

Net cash provided by operating activities	5,864,033	214,930

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(157,137)	(4,375)
Investment portfolio activity	(6,746,828)	(398,728)

Net cash used in investing activities	(6,903,965)	(403,103)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of treasury stock	324,799	354,238

NET (DECREASE) INCREASE IN CASH	(715,133)	166,065

CASH, BEGINNING OF PERIOD	2,532,334	102,566

CASH, END OF PERIOD	$1,817,201	$268,631

Cash paid during the period for:
Interest	—	—
Income taxes	$60,000	—
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
Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2006.
Diamond Hill Investment Group, Inc. (the “Company”) was incorporated as a Florida corporation in April 1990 and in May 2002 merged into an Ohio corporation formed for the purpose of reincorporating in Ohio, where the Company’s principal place of business is located. The Company has two operating subsidiaries.
Diamond Hill Capital Management, Inc. (“DHCM”), an Ohio corporation, is a wholly owned subsidiary of the Company and a registered investment advisor. DHCM is the investment adviser to the Diamond Hill Funds (the “Funds”), a series of open-end mutual funds, private investment partnerships or funds (the “Private Funds”), and also offers advisory services to institutional and individual investors. References to the Company also include references to DHCM.
Diamond Hill GP (Cayman) Ltd. was incorporated in the Cayman Islands as an exempted company on May 18, 2006 for the purpose of acting as the general partner of a Cayman Islands exempted limited partnership, which partnership will act as a master fund for Diamond Hill Offshore Ltd., a Cayman Islands exempted company; and Diamond Hill Investment Partners II, L.P., an Ohio limited partnership. Diamond Hill GP (Cayman) Ltd. is expected to have no operating activity. References to the Company also include references to Diamond Hill GP (Cayman) Ltd.
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

DIAMOND HILL INVESTMENT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Accounts Receivable
Accounts receivable are recorded when they are due and are presented in the statement of financial condition net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated on the Company’s historical losses, existing conditions in the industry, and the financial stability of those individuals that owe the receivable. No allowance for doubtful accounts was deemed necessary at June 30, 2006 or December 31, 2005.
Regulatory Requirements
DHCM is a registered investment adviser and is subject to regulation by the SEC pursuant to the Investment Advisors Act of 1940.
Valuation of Investment Portfolio
Investments in mutual funds are valued at their current net asset value. Investments in the Private Funds are valued based on readily available market quotations.
Limited Partnership Interests
DHCM is the managing member of Diamond Hill General Partner, LLC, the General Partner of Diamond Hill Investment Partners, LP (“DHIP”) and Diamond Hill Investment Partners II, LP (“DHIP II”), each a limited partnership whose underlying assets consist of marketable securities. DHCM’s investment in DHIP and DHIP II is accounted for using the equity method, under which DHCM’s share of the net earnings or losses from the partnership is reflected in income as earned and distributions received are reflected as reductions from the investment. Several board members, officers and employees of the Company are members in Diamond Hill General Partner, LLC. The capital of Diamond Hill General Partner, LLC is not subject to a management fee or an incentive fee.
Property and Equipment
Property and equipment, consisting of computer equipment, furniture, and fixtures, is carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over estimated lives of three to seven years.
Incentive Compensation
The Compensation Committee of the Board has determined a formula on which incentive compensation is calculated and accrued. Accrued incentive compensation is subject to change throughout the year and is expected to be paid in the fourth quarter or in the first quarter of the following year. Such compensation is expected to be a combination of cash and shares of the Company’s common stock.

DIAMOND HILL INVESTMENT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Earnings Per Share
Basic and diluted earnings per common share are computed in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.” A reconciliation of the numerators and denominators used in these calculations is shown below:

For the three months ended June 30, 2006:	Numerator	Denominator	Amount
Basic Earnings	$1,368,168	1,775,339	$0.77
Diluted Earnings	$1,368,168	2,200,261	$0.62

For the three months ended June 30, 2005:	Numerator	Denominator	Amount
Basic Earnings	$515,202	1,642,042	$0.31
Diluted Earnings	$515,202	1,951,967	$0.26

For the six months ended June 30, 2006	Numerator	Denominator	Amount
Basic Earnings	$2,620,780	1,765,018	$1.48
Diluted Earnings	$2,620,780	2,184,152	$1.20

For the six months ended June 30, 2005	Numerator	Denominator	Amount
Basic Earnings	$911,836	1,632,216	$0.56
Diluted Earnings	$911,836	1,950,530	$0.47
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

DIAMOND HILL INVESTMENT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3 INVESTMENT PORTFOLIO
Investment portfolio balances, which consist of securities classified as trading, are comprised of the following:

			Unrealized
As of June 30, 2006:	Market	Cost	Gains (Losses)
Diamond Hill Small Cap Fund	$62,972	$50,632	$12,340
Diamond Hill Small-Mid Cap Fund	315,000	300,000	15,000
Diamond Hill Large Cap Fund	266,267	250,477	15,790
Diamond Hill Select Fund	314,690	300,000	14,690
Diamond Hill Long-Short Fund	271,416	250,657	20,759
Diamond Hill Strategic Income Fund	1,562,348	1,517,805	44,543
Diamond Hill Investment Partners, LP	6,421,588	4,945,792	1,475,796
Diamond Hill Investment Partners II, LP	4,048,003	4,000,000	48,003

Total	13,262,284	10,759,302	1,646,921

			Unrealized
As of December 31, 2005	Market	Cost	Gains (Losses)
Diamond Hill Small Cap Fund	$60,817	$50,632	$10,185
Diamond Hill Small-Mid Cap Fund	300,000	300,000	—
Diamond Hill Large Cap Fund	58,918	50,477	8,441
Diamond Hill Select Fund	300,000	300,000	—
Diamond Hill Long-Short Fund	60,405	50,657	9,748
Diamond Hill Strategic Income Fund	1,024,171	977,295	46,876
Diamond Hill Investment Partners, LP	4,051,059	3,139,474	911,585

Total	5,855,370	4,868,535	986,835

DHCM is the managing member of the General Partner of DHIP and DHIP II, whose underlying assets consist primarily of marketable securities. The General Partner is contingently liable for all of the partnership’s liabilities. Summary financial information, including the Company’s carrying value and income from these partnerships at June 30, 2006 and 2005 and for the six months then ended, is as follows:

	2006	2005
Total assets	$240,998,126	$87,116,252
Total liabilities	91,944,958	39,598,197
Net assets	149,053,168	47,518,055
Net income	14,505,059	2,597,125

DHCM’s portion of net assets	10,469,591	1,386,047
DHCM’s portion of net income	2,419,486	727,766

DIAMOND HILL INVESTMENT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3 INVESTMENT PORTFOLIO (continued)
DHCM’s income from the partnerships includes its pro-rata capital allocation and its share of an incentive allocation from the limited partners. DHCM earned the following management fee and incentive fee from the partnerships for the three and six months ending June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Management Fee	$225,871	$110,651	$413,872	$161,220
Incentive Fee	605,825	93,192	1,806,317	303,978
In addition to the incentive fee earned above from the Private Funds, the Company also earned incentives fees from separate accounts in the amount of $290,822 and $703,558 for the three and six months ending June 30, 2006. The Company did not earn any incentive fee from separate accounts during the six months ended June 30, 2005.
Note 4 CAPITAL STOCK
Common Shares
The Company has only one class of Common Shares.
Treasury Stock
On July 17, 2000, the Company announced a program to repurchase up to 400,000 shares of its Common Stock through open market purchases and privately negotiated transactions. From July 17, 2000 through July 25, 2002 the Company purchased a total of 352,897 shares of its Common Stock at an average price of $5.69 per share. During the six months ending June 30, 2006, the Company issued 30,936 shares Treasury Stock. The Company’s total Treasury Stock share balance as of June 30, 2006 is 41,137.
Authorization of Preferred Stock
The Company’s Articles of Incorporation authorize the issuance of 1,000,000 shares of “blank check” preferred stock with such designations, rights and preferences, as may be determined from time to time by the Company’s Board of Directors. The Board of Directors is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting or other rights of the holders of the Common Stock. There were no shares of preferred stock issued or outstanding as of June 30, 2006.

DIAMOND HILL INVESTMENT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5 STOCK-BASED COMPENSATION
Equity Incentive Plans
2005 Employee and Director Equity Incentive Plan
At the Company’s annual shareholder meeting on May 12, 2005, shareholders approved the 2005 Employee and Director Equity Incentive Plan (“2005 Plan”). The 2005 Plan is intended to facilitate the Company’s ability to attract and retain staff, provide additional incentive to employees, directors and consultants, and to promote the success of the Company’s business. The Plan authorizes the issuance of Common Shares of the Company in various forms of stock or option grants. Current shares available for issuance under the Plan are 438,928. The Plan provides that the Board of Directors, or a committee appointed by the Board, may grant awards and otherwise administer the Plan.
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
401k Plan
The Company sponsors a 401(k) plan whereby all employees participate in the plan. Employees may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions of Common Shares of the Company with a value equal to 200 percent of the first six percent of an employee’s compensation contributed to the plan. Employees become fully vested in the matching contributions after six years of employment. For the three months ended June 30, 2006 and 2005, expense attributable to the plan amounted to $78,402 and $59,447, respectively. For the six months ended June 30, 2006 and 2005, expense attributable to the plan amounted to $149,795 and $117,992

DIAMOND HILL INVESTMENT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5 STOCK-BASED COMPENSATION (continued)
Other Stock-Based Compensation Information
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income, as reported	1,368,168	515,202	2,620,780	911,836
Add:
Stock-based employee compensation expense included in reported net income, net of related tax effects	6,156	—	21,567	—

Deduct:
Total stock-based employee compensation expense determined under fair value based methods for all awards net of related tax effects	(6,156)	(12,885)	(21,567)	(27,594)

Pro forma net income	1,368,168	502,317	2,620,780	884,242

Earnings per share:
Basic — as reported	$0.77	$0.31	$1.48	$0.56
Basic — pro forma	$0.77	$0.31	$1.48	$0.54
Diluted — as reported	$0.62	$0.26	$1.20	$0.47
Diluted — pro forma	$0.62	$0.26	$1.20	$0.45
There were no options granted during the six months ended June 30, 2006.

DIAMOND HILL INVESTMENT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5 STOCK-BASED COMPENSATION (continued)
A summary of the Company’s outstanding stock options and warrants is presented below.

	Options		Warrants
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding December 31, 2004	260,202	$10.581	280,400	$12.897
Granted	—	—	—	—
Exercised	9,000	10.625	10,000	14.375
Expired unexercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding June 30, 2005	251,202	10.580	270,400	12.385

Exercisable June 30, 2005	165,202	$15.593	270,400	$12.385

Outstanding December 31, 2005	303,002	$14.481	259,400	$12.778
Granted	—	—	—	—
Exercised	5,200	14.903	2,000	11.250
Expired unexercised		—	—	—
Forfeited		—	—	—

Outstanding June 30, 2006	297,802	14.473	257,400	12.789

Exercisable June 30, 2006	247,802	$16.456	257,400	$12.789

DIAMOND HILL INVESTMENT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5 STOCK-BASED COMPENSATION (continued)
Information pertaining to options and warrants outstanding as of June 30, 2006 is as follows:

		Options Outstanding		Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Options	Average
Exercise Prices	Outstanding	Life	Exercise Price	Exercisable	Exercise Price
$73.75	16,202	1.87 years	$73.75	16,202	$73.75
$7.95	10,000	4.12 years	$7.95	10,000	$7.95
$8.438	10,000	4.47 years	$8.438	10,000	$8.438
$28.10	71,600	4.48 years	$28.10	71,600	$28.10
$8.45	10,000	4.76 years	$8.45	10,000	$8.45
$5.25	60,000	5.05 years	$5.25	50,000	$5.25
$4.50	120,000	6.94 years	$4.50	80,000	$4.50

Total	297,802	5.44 years	$14.473	247,802	$16.456

		Warrants Outstanding		Warrants Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
Exercise Prices	Outstanding	Life	Exercise Price	Exercisable	Exercise Price
$10.625	13,000	0.68 years	$10.625	13,000	$10.625
$73.75	14,000	1.87 years	$73.75	14,000	$73.75
$22.50	16,400	2.75 years	$22.50	16,400	$22.50
$11.25	12,000	3.67 years	$11.25	12,000	$11.25
$8.75	2,000	3.87 years	$8.75	2,000	$8.75
$8.00	200,000	3.87 years	$8.00	200,000	$8.00

Total	257,400	3.52 years	$12.789	257,400	$12.789
Note 6 INCOME TAXES
The Company’s deferred tax accounts at December 31, 2004 included a deferred tax asset and an offsetting valuation allowance of $2,442,561 that were recognized from net losses in 2004 and prior years. During the fourth quarter of 2005, the Company determined it was probable that it would be able to realize the deferred tax asset. Accordingly, the Company reversed $2,442,561 of the valuation allowance in the fourth quarter of 2005. The deferred tax asset has been further reduced as the tax net operating loss is utilized.

DIAMOND HILL INVESTMENT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7 OPERATING LEASES
The Company leases approximately 10,851 square feet of office space at 325 John H. McConnell Blvd, Suite 200, Columbus, Ohio 43215 under an operating lease agreement which terminates on May 31, 2013. Total lease expense for the three and six months ending June 30, 2006 was $38,250 and $76,500. The future minimum lease payments under the operating lease are as follows:

2006	2007	2008	2009	2010	2011	2012	2013
$70,352	$156,900	$171,700	$177,100	$182,500	$188,000	$195,000	$82,600
In addition to the above rent, the company is also responsible for normal operating expenses of the leased property. Such operating expenses are expected to be approximately $8.75 per square foot in 2006 and may increase by no more than 5% annually thereafter.
Note 8 MUTUAL FUND ADMINISTRATION
DHCM has an administrative, fund accounting and transfer agency services agreement with Diamond Hill Funds, an Ohio business trust, under which DHCM performs certain services for each series of the trust. These services include mutual fund administration, accounting, transfer agency and other related functions. For performing these services, each series of the trust compensates DHCM a fee at an annual rate of 0.36% for Class A and Class C shares and 0.18% for Class I shares times each series’ average daily net assets. Mutual Fund Administration also includes C Share Financing, in which, DHCM finances the up-front commissions paid to brokers who sell C Shares of the Diamond Hill Funds. As financer, DHCM pays the commission to the selling broker at the time of sale. This commission payment is capitalized and expensed over 12 months to correspond with the matching revenues DHCM receives from the principal underwriter to recoup this commission payment. DHCM collected $1,585,173 and $458,888 for mutual fund administration revenue for the three months ended June 30, 2006 and 2005, respectively; and for the six months ended June 30, 2006 and 2005, DHCM collected $2,874,063 and $858,334, respectively. In fulfilling its role under this agreement, DHCM has engaged several third-party providers, and the cost for their services is paid by DHCM. Mutual fund administration expense for the three months ended June 30, 2006 and 2005 was $1,229,626 and $502,458, respectively; and for the six months ended June 30, 2006 and 2005, mutual fund administration expense was $2,250,225 and $976,036. Effective April 30, 2006, DHCM reduced the fee it charges for administrative services from 0.40% to 0.36% for Class A and Class C shares and from 0.20% to 0.18% for Class I shares.

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
Diamond Hill Capital Management, Inc. (“DHCM”), an Ohio corporation, is a wholly owned subsidiary of the Company and a registered investment advisor. DHCM is the investment adviser to the Diamond Hill Funds (the “Funds”), a series of open-end mutual funds, private investment partnerships or funds (the “Private Funds”), and also offers advisory services to institutional and individual investors. References to the Company also include references to DHCM.
Assets Under Management
As of June 30, 2006, assets under management totaled $2,733 million, a 79% increase from December 31, 2005. Assets under management (“AUM”) grew by 237% as of June 30, 2006 in comparison to June 30, 2005. Asset growth for the six months and twelve months ended June 30, 2006 is not necessarily indicative of the results that may be expected for the entire fiscal year ended December 31, 2006. The table below provides a summary of AUM (in millions):

	June 30, 2006	December 31, 2005	June 30, 2005
Mutual Funds	$1,868	907	396
Separately Managed Accounts	$716	513	335
Private Investment Partnerships	$149	111	80

Total Assets Under Management	$2,733	1,531	811

Three months ended June 30, 2006 compared to three months ended June 30, 2005
Investment management revenues for the three months ended June 30, 2006 increased to $5,334,109 compared to $1,382,712 for the three months ended June 30, 2005, a 286% increase. This increase results primarily from the increase in AUM, particularly mutual fund assets.

DIAMOND HILL INVESTMENT GROUP, INC.
The Company increased its investment management revenue from all three of its investment products – mutual funds, managed accounts and private investment partnerships, by 346%, 195%, and 308%, respectively for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. In addition to the incentive fee earned from the private investment partnerships, the Company also earns an incentive fee from managed accounts, which for the three months ended June 30, 2006 was $290,822 or 20% of managed accounts revenue. The company earns its performance incentive fee of 20% of the annual investment return once a 5% annual hurdle has been reached, also subject to a high-water mark. The performance incentive fee for both the private investment partnerships and managed accounts can be extremely volatile from period to period.
During the quarter ended June 30, 2006 the Company launched two new private investment funds. Both are managed in a similar fashion to the Company’s existing private investment partnership. Diamond Hill Offshore Ltd. is domiciled in the Cayman Islands for use by foreign entities and qualified U.S. entities. Diamond Hill Investment Partners II, L.P. is an Ohio limited partnership, similar to the Company existing partnership, however it is designed for institutions and “super-accredited” investors. The Company has also engaged a third party placement firm to assist the Company in raising assets in these new private investment funds. To date, efforts by the third party placement firm have generated a number of meaningful presentations to potential clients and the Company believes these efforts will be successful in raising additional assets.
Operating expenses were $3,883,869 in the second quarter of 2006, up $2,998,795 from the second quarter of 2005. The largest expense, compensation and related costs, increased $2,885,327, which is up 436% from the prior year. The number of employees and their total compensation has increased. The largest portion of the increase is attributable to an increase in the bonus compensation accrual, which is based on projected operating results for 2006 that consider our strong trailing investment performance and continued growth in assets under management. The 2005 results did not include any compensation accrual.
The Company’s net operating income increased to $1,450,240 for the three months ended June 30, 2006, which represented a 191% increase from the same period in 2005.
Mutual fund administration, which represents administrative and financing fees collected in connection with the Company’s mutual fund products, net of all mutual fund administrative and financing expenses paid by the Company, increased from a net expense of $43,570 for the three months ended June 30, 2005 to a net income of $355,547 for the three months ended June 30, 2006. This improvement is primarily due to a significant increase in AUM in the Diamond Hill Funds. Due to this significant increase in AUM, the company voluntarily decreased the administration fees it charges to the Funds by 10% effective April 30, 2006. The Company also decreased administration fees 11% a year earlier on April 30, 2005. These fee reductions are passed along to Fund shareholders and will reduce mutual fund expenses and help improve investment performance of the Funds and as a result, we believe, will better position the Funds among competitors. The Company anticipates that mutual fund administration activity will be a net positive contributor towards the Company’s net income for the foreseeable future.
Investment return increased to $364,982 for the three months ended June 30, 2006 from a gain of $61,134 for the three months ended June 30, 2005. Management is unable to predict how future fluctuations in market values will impact the performance of the Company’s investment portfolio.
As a result of mutual fund administration and company portfolio investment performance, the Company’s net operating income increased, causing the pre-tax net income to increase to $2,170,769 for the three months ended June 30, 2006 compared to $515,202 for the same period in 2005.
After the income tax provision, net income for the second quarter of 2006 was $1,368,168, which represented a 166% increase over the second quarter of 2005.

DIAMOND HILL INVESTMENT GROUP, INC.
Six months ended June 30, 2006 compared to six months ended June 30, 2005
Investment management revenues for the six months ended June 30, 2006 increased to $10,237,963 compared to $2,596,377 for the six months ended June 30, 2005, a 294% increase. This increase results primarily from the increase in AUM, particularly mutual fund assets.
The Company increased its investment management revenue from all three of its investment products – mutual funds, managed accounts and private investment partnerships, by 337%, 198%, and 377%, respectively for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. In addition to the incentive fee earned from the private investment partnerships, the Company also earns an incentive fee from managed accounts, which for the six months ended June 30, 2006 was $703,558 or 25% of managed accounts revenue. The company earns its performance incentive fee of 20% of the annual investment return once a 5% annual hurdle has been reached, also subject to a high-water mark. The performance incentive fee for both the private investment partnerships and managed accounts can be extremely volatile from period to period.
Operating expenses were $7,561,759 for the first six months of 2006, up $5,828,169 from the first six months of 2005. The largest expense, compensation and related costs, increased $5,618,424, which is up 432% compared to the first six months of the prior year quarter. The number of employees and their total compensation has increased. The largest portion of the increase is attributable to an increase in the bonus compensation accrual, which is based on projected operating results for 2006 that consider our strong trailing investment performance and continued growth in assets under management. 2005 results did not include any bonus compensation accrual.
The Company’s net operating income increased to $2,676,204 for the six months ended June 30, 2006, which represented a 210% increase from the same period in 2005.
Mutual fund administration, which represents administrative and financing fees collected in connection with the Company’s mutual fund products net of all mutual fund administrative and financing expenses paid by the Company, increased from a net expense of $117,702 for the six months ended June 30, 2005 to a net income of $623,838 for the six months ended June 30, 2006. This improvement is primarily due to a significant increase in AUM in the Diamond Hill Funds. Due to this significant increase in AUM, the company voluntarily decreased the administration fees it charges to the Funds by 10% effective April 30, 2006. The Company also decreased administration fees 11% a year earlier on April 30, 2005. These fee reductions are passed along to Fund shareholders and will reduce mutual fund expenses and help improve investment performance of the Funds and as a result, we believe will better position the Funds among competitors. The Company anticipates that mutual fund administration activity will be a net positive contributor towards the Company’s net income for the foreseeable future.
Investment return increased to $790,100 for the six months ended June 30, 2006 from a gain of $166,751 for the six months ended June 30, 2005. Management is unable to predict how future fluctuations in market values will impact the performance of the Company’s investment portfolio.
As a result of mutual fund administration and company portfolio investment performance, the Company’s net operating income increased, causing the pre-tax net income to increase to $4,090,142 for the six months ended June 30, 2006 compared to $911,836 for the same period in 2005.
After the income tax provision, net income for the first six months of 2006 was $2,620,780, a 187% increase over the first six months of 2005.

DIAMOND HILL INVESTMENT GROUP, INC.
Liquidity and Capital Resources
The Company’s entire investment portfolio is in readily marketable securities, which provide cash liquidity, if needed. Investments in mutual funds are valued at their current net asset value. Investments in private investment partnerships are valued based on readily available market quotations.
As of June 30, 2006, the Company had working capital of approximately $12.6 million compared to $8.4 million at December 31, 2005 and compared to $4.4 million at June 30, 2005. Working capital includes cash, securities owned and accounts and notes receivable, net of all liabilities. The Company has no long-term debt.
For the six months ended June 30, 2006, the Company’s net cash balance decreased by $715,133. Net cash provided by operating activities was $5,007,972 and investing activities used $6,047,904. Financing activities provided $324,799 of cash from the sale of treasury stock.
For the six months ended June 30, 2005, the Company’s net cash balance increased by $166,065. Net cash provided by operating activities was $214,930 and investing activities used $403,103. Financing activities provided $354,238 of cash from the sale of treasury stock.
Investment management fees primarily fund the operations of the Company. Management believes that the Company’s existing resources, including available cash and cash provided by operating activities, will be sufficient to satisfy its working capital requirements in the foreseeable future. During the second quarter of 2006 the Company spent approximately $300,000 in capital expenditures related to the relocation of our offices which occurred in early July 2006.
Impact of Inflation and Other Factors
The Company’s operations have not been significantly affected by inflation. The Company’s investment portfolios of equity and fixed income securities are carried at current market values. The Company’s profitability is affected by general economic and market conditions. The Company’s business is also subject to significant government regulation and changes in legal, accounting, tax and other compliance requirements. Changes in these regulations may have a significant effect on the Company’s operations.

DIAMOND HILL INVESTMENT GROUP, INC.
ITEM 3: Quantitative and Qualitative Disclosures About Market Risk
The Company’s investments in equity securities increased from $6.8 million at March 31, 2006 to $11.7 million at June 30, 2006. There has been no other material change in the information provided in Item 3 of the Form 10-Q for the period ended March 31, 2006.
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

DIAMOND HILL INVESTMENT GROUP, INC.
PART II: OTHER INFORMATION
ITEM 1: Legal Proceedings – None
ITEM 1A: Risk Factors
There has been no material change to the information provided in Item 1A of the Form 10-Q for the period ended March 31, 2006.
ITEM 2: Unregistered Sales of Equity Securities and use of Proceeds – None
ITEM 3: Defaults Upon Senior Securities – None
ITEM 4: Submission of Matters to a Vote of Security Holders
The annual meeting of the shareholders of the company was held on May 11, 2006 at 191 West Nationwide Blvd, Columbus, OH 43215. A majority of the Company’s voting shares were present at the meeting, either by person or by proxy.
At such meeting, the shareholders elected the following individuals to serve on the Board of Directors for a one year term.

Name	Votes For	Votes Withheld
R. H. Dillon	1,588,345	658
David P. Lauer	1,587,049	1,954
Dr. James G. Mathias	1,587,469	1,534
David R. Meuse	1,576,723	12,280
Diane D. Reynolds	1,587,549	1,454
Donald B. Shackelford	1,583,832	5,171
Also at the meeting, the shareholders approved the 2006 Performance-Based Compensation Plan.

Votes For	Votes Against	Abstain	Not Voted
716,757	134,028	22,190	716,028
ITEM 5: Other Information – None

DIAMOND HILL INVESTMENT GROUP, INC.
ITEM 6: Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference from Form 8-K Current Report for the event on May 2, 2002 filed with the SEC on May 7, 2002; File No. 000-24498.)

3.2	Code of Regulations of the Company. (Incorporated by reference from Form 8-K Current Report for the event on May, 2002 filed with the SEC on May 7, 2002; File No. 000-24498.)

10.1	Representative Investment Management Agreement between Diamond Hill Capital Management, Inc. and the Diamond Hill Funds. (Incorporated by reference from Form N1-A filed with the SEC on December 30, 2005; File No. 811-08061.)

10.2	Third Amended and Restated Administrative, Fund Accounting, and Transfer Agency Services Agreement between Diamond Hill Capital Management, Inc. and the Diamond Hill Funds. (Incorporated by reference from Form N1-A filed with the SEC on December 30, 2005; File No. 811-08061.)

10.3	1993 Non-Qualified and Incentive Stock Option Plan. (Incorporated by reference from Form DEF 14A filed with the SEC on July 21, 1998; File No. 000-24498.)

10.4	Employment Agreement between the Company and Roderick H. Dillon, Jr. dated May 11, 2000. (Incorporated by reference from Form 10-KSB for 2002 filed with the SEC on March 28, 2003; File No. 000-24498.)

10.5	Amendment dated April 26, 2006 to the Employment Agreement between the Company and Roderick H. Dillon, Jr. dated May 11, 2000. (Incorporated by reference from Form 8-K Current Report filed with the SEC on May 2, 2006; File No. 000-24498.)

10.6	Employment Agreement between the Company and James F. Laird dated October 24, 2001. (Incorporated by reference from Form 10-KSB for 2002 filed with the SEC on March 28, 2003; File No. 000-24498.)

10.7	Form of Subscription Agreement for Common Shares of Diamond Hill Investment Group, Inc. executed by subscribers as part of the private placement on July 21, 2004. (Incorporated by reference from Form 10-QSB for the quarter ended September 30, 2004 filed with the SEC on November 15, 2004; File No. 000-24498.)

10.8	2005 Employee and Director Equity Incentive Plan. (Incorporated by reference from Form DEF 14A filed with the SEC on April 5, 2005; File No. 000-24498.)

10.9	2006 Performance-Based Compensation Plan. (Incorporated by reference from Form 8-K Current Report filed with the SEC on May 16, 2006; File No. 000-24498.)

14.1	Code of Business Conduct and Ethics. (Incorporated by reference from Form DEF 14A filed with the SEC on April 9, 2004; File No. 000-24498.)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Section 1350 Certifications.

DIAMOND HILL INVESTMENT GROUP, INC.
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:
DIAMOND HILL INVESTMENT GROUP, INC.

Signature	Title	Date

/s/ R. H. Dillon R. H. Dillon	President, Chief Executive Officer, and a Director	August 11, 2006

/s/ James F. Laird James F. Laird	Chief Financial Officer, Treasurer, and Secretary	August 11, 2006