Form 10-Q
period 2006-09-30
DIAMOND HILL INVESTMENT GROUP INC
filed 2006-11-13
CIK 909108

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Yes: ☐ No: ☑
The number of shares outstanding of the issuer’s common stock, as of the latest practicable date, October 31, 2006 is 1,810,165 shares

DIAMOND HILL INVESTMENT GROUP, INC.

PART I            FINANCIAL INFORMATION
ITEM 1: Financial Statements
Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets (unaudited)

	9/30/2006	12/31/2005
ASSETS
Cash and cash equivalents	$6,006,447	$2,532,334
Investment portfolio (note 3)	13,312,698	5,855,370
Accounts receivable	3,658,125	1,897,701
Prepaid expenses	789,596	580,109
Fixed assets, net of depreciation and other assets	475,163	111,863
Deferred taxes (note 6)	—	1,770,132

Total assets	$24,242,029	$12,747,509

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	736,788	336,497
Accrued incentive compensation	7,647,335	1,550,000
Deferred taxes	252,611	—

Total Liabilities	8,636,734	1,886,497

Commitments and contingeies (Note 7)	—	—

Shareholders’ Equity (note 4)
Common stock, no par value 7,000,000 shares authorized; 1,827,972 issued 1,802,726 outstanding at September 30, 2006 1,755,899 outstanding at December 31, 2005	14,839,560	13,199,444
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Treasury stock, at cost 25,246 shares at September 30, 2006 72,073 shares at December 31, 2005	(144,445)	(412,370)
Deferred compensation	(1,433,055)	(292,381)
Retained earnings / (Accumulated deficit)	2,343,235	(1,633,681)

Total shareholders’ equity	15,605,295	10,861,012

Total liabilities and shareholders’ equity	$24,242,029	$12,747,509

See notes to consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income (unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	9/30/2006	9/30/2005	9/30/2006	9/30/2005
INVESTMENT MANAGEMENT REVENUE:
Mutual funds	$3,919,192	$922,618	$9,149,927	$2,120,078
Managed accounts	1,311,577	787,969	4,098,617	1,721,687
Private investment funds	280,649	1,586,728	2,500,837	2,034,912

Total investment management revenue	5,511,418	3,297,315	15,749,381	5,876,677

OPERATING EXPENSES:
Compensation and related costs	3,719,230	3,148,925	10,638,098	4,449,369
Legal and audit	26,364	15,859	151,633	77,170
General and administrative	254,879	162,977	639,285	424,947
Sales and marketing	86,009	82,591	219,226	192,456

Total operating expenses	4,086,482	3,410,352	11,648,242	5,143,942

NET OPERATING INCOME	1,424,936	(113,037)	4,101,139	732,735

Mutual fund administration, net (note 9)	596,223	(9,007)	1,220,062	(126,709)
Investment return	113,187	211,718	903,287	378,469

INCOME BEFORE TAXES	2,134,346	89,674	6,224,488	984,495

Income tax provision	(772,101)	—	(2,241,463)	—

NET INCOME	$1,362,245	$89,674	$3,983,025	$984,495

Earnings per share
Basic	$0.76	$0.05	$2.24	$0.60

Diluted	$0.61	$0.04	$1.81	$0.50

Weighted average shares outstanding
Basic	1,789,147	1,658,446	1,775,633	1,642,623

Diluted	2,239,245	1,999,620	2,204,621	1,965,743

See notes to consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flow (unaudited)

	NINE MONTHS ENDED
	9/30/2006	9/30/2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,983,025	$984,495
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation on property and equipment	44,724	29,023
Amortization of deferred compensation	149,931	40,275
(Increase) decrease in accounts receivable	(1,760,424)	(818,879)
(Increase) decrease in deferred taxes	2,180,116	—
Stock option expense	24,582	—
(Increase) decrease in unrealized gains	(684,669)	(316,683)
Increase (decrease) in accrued liabilities	6,497,626	2,424,888
Other changes in assets and liabilities	(210,034)	(161,812)

Net cash provided by operating activities	10,224,877	2,181,307

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(408,024)	(20,708)
Investment portfolio activity	(6,772,659)	(1,051,976)

Net cash used in investing activities	(7,180,683)	(1,072,684)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of treasury stock	429,919	773,401

NET INCREASE IN CASH	3,474,113	1,882,024

CASH, BEGINNING OF PERIOD	2,532,334	102,566

CASH, END OF PERIOD	$6,006,447	$1,984,590

Cash paid during the period for:
Interest	—	—
Income taxes	$60,000	—
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
Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2006.
Diamond Hill Investment Group, Inc. (the “Company”) was incorporated as a Florida corporation in April 1990 and in May 2002 merged into an Ohio corporation formed for the purpose of reincorporating in Ohio, where the Company’s principal place of business is located. The Company has two operating subsidiaries.
Diamond Hill Capital Management, Inc. (“DHCM”), an Ohio corporation, is a wholly owned subsidiary of the Company and a registered investment advisor. DHCM is the investment adviser to the Diamond Hill Funds (the “Funds”), a series of open-end mutual funds, private investment funds (the “Private Funds”), and also offers advisory services to institutional and individual investors. References to the Company also include references to DHCM.
Diamond Hill GP (Cayman) Ltd. (“DHGP”) was incorporated in the Cayman Islands as an exempted company on May 18, 2006 for the purpose of acting as the general partner of a Cayman Islands exempted limited partnership, which partnership will act as a master fund for Diamond Hill Offshore Ltd., a Cayman Islands exempted company; and Diamond Hill Investment Partners II, L.P., an Ohio limited partnership. Diamond Hill GP (Cayman) Ltd. is expected to have no operating activity. References to the Company also include references to Diamond Hill GP (Cayman) Ltd.
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
Principles of Consolidation
The accompanying consolidated financial statements include the operations of the Company, DHCM, and DHGP. All material inter-company transactions and balances have been eliminated in consolidation.

Note 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Accounts Receivable
Accounts receivable are recorded when they are due and are presented in the statement of financial condition net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated on the Company’s historical losses, existing conditions in the industry, and the financial stability of those individuals that owe the receivable. No allowance for doubtful accounts was deemed necessary at September 30, 2006 or December 31, 2005.
Regulatory Requirements
DHCM is a registered investment adviser and is subject to regulation by the SEC pursuant to the Investment Advisors Act of 1940.
Valuation of Investment Portfolio
Investments in mutual funds are valued at their current net asset value. Investments in the Private Funds are valued based on readily available market quotations.
Limited Partnership Interests
DHCM is the managing member of Diamond Hill General Partner, LLC, the General Partner of Diamond Hill Investment Partners, LP (“DHIP”) and Diamond Hill Investment Partners II, LP (“DHIP II”), each a limited partnership whose underlying assets consist of marketable securities. DHCM’s investment in DHIP and DHIP II is accounted for using the equity method, under which DHCM’s share of the net earnings or losses from the partnership is reflected in income as earned and distributions received are reflected as reductions from the investment. Several board members, officers and employees of the Company invest in DHIP and DHIP II through Diamond Hill General Partner, LLC. These individuals receive no remuneration as a result of their personal investment in DHIP or DHIP II. The capital of Diamond Hill General Partner, LLC is not subject to a management fee or an incentive fee.
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

Note 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Earnings Per Share
Basic and diluted earnings per common share are computed in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.” A reconciliation of the numerators and denominators used in these calculations is shown below:
For the three months ended September 30, 2006:

	Numerator	Denominator	Amount
Basic Earnings	$1,362,245	1,789,147	$0.76
Diluted Earnings	$1,362,245	2,239,245	$0.61
For the three months ended September 30, 2005:

	Numerator	Denominator	Amount
Basic Earnings	$89,674	1,658,446	$0.05
Diluted Earnings	$89,674	1,999,620	$0.04
For the nine months ended September 30, 2006

	Numerator	Denominator	Amount
Basic Earnings	$3,983,025	1,775,633	$2.24
Diluted Earnings	$3,983,025	2,204,621	$1.81
For the nine months ended September 30, 2005

	Numerator	Denominator	Amount
Basic Earnings	$984,495	1,642,623	$0.60
Diluted Earnings	$984,495	1,965,743	$0.50
Fair Value of Financial Instruments
All of the Company’s financial instruments are carried at fair value or amounts approximating fair value. Assets, including accounts receivable and securities owned are carried at amounts that approximate fair value. Similarly, liabilities, including accounts payable and accrued expenses are carried at amounts approximating fair value.

Note 3 INVESTMENT PORTFOLIO
Investment portfolio balances, which consist of securities classified as trading, are comprised of the following:
As of September 30, 2006:

			Unrealized
	Market	Cost	Gains (Losses)
Diamond Hill Small Cap Fund	$60,082	$50,632	$9,450
Diamond Hill Small-Mid Cap Fund	305,400	300,000	5,400
Diamond Hill Large Cap Fund	269,941	250,477	19,464
Diamond Hill Select Fund	312,590	300,000	12,590
Diamond Hill Long-Short Fund	271,569	250,657	20,912
Diamond Hill Strategic Income Fund	1,614,682	1,543,637	71,045
Diamond Hill Investment Partners, LP	6,447,764	4,945,792	1,501,972
Diamond Hill Investment Partners II, LP	4,030,670	4,000,000	30,670

Total	13,312,698	11,641,195	1,671,503

As of December 31, 2005

			Unrealized
	Market	Cost	Gains (Losses)
Diamond Hill Small Cap Fund	$60,817	$50,632	$10,185
Diamond Hill Small-Mid Cap Fund	300,000	300,000	—
Diamond Hill Large Cap Fund	58,918	50,477	8,441
Diamond Hill Select Fund	300,000	300,000	—
Diamond Hill Long-Short Fund	60,405	50,657	9,748
Diamond Hill Strategic Income Fund	1,024,171	977,295	46,876
Diamond Hill Investment Partners, LP	4,051,059	3,139,474	911,585

Total	5,855,370	4,868,535	986,835

DHCM is the managing member of the General Partner of DHIP and DHIP II, whose underlying assets consist primarily of marketable securities. The General Partner is contingently liable for all of the partnership’s liabilities. Summary financial information, including the Company’s carrying value and income from these partnerships at September 30, 2006 and December 31, 2005 and for the nine and twelve months then ended, is as follows:

	2006	2005
Total assets	$283,346,165	$176,442,538
Total liabilities	118,102,080	69,122,518
Net assets	165,244,085	107,320,020
Net income	13,592,611	20,215,378

DHCM’s portion of net assets	10,478,434	4,051,059
DHCM’s portion of net income	2,427,374	2,972,757

Note 3 INVESTMENT PORTFOLIO (continued)
DHCM’s income from the partnerships includes its pro-rata capital allocation and an incentive allocation from the limited partners. DHCM earned the following management fee and incentive fee from the partnerships for the three and nine months ending September 30, 2006 and 2005. In addition to the incentive fee earned from the Private Funds, the company also earned incentive fees from separate accounts, which are also presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Management Fee — Private Funds	$280,649	$137,047	$694,521	$298,266
Incentive Fee — Private Funds	—	1,449,682	1,806,317	1,736,646
Incentive Fee — Separate Accounts	—	182,973	703,557	182,973
Note 4 CAPITAL STOCK
Common Shares
The Company has only one class of Common Shares.
Treasury Stock
On July 17, 2000, the Company announced a program to repurchase up to 400,000 shares of its Common Stock through open market purchases and privately negotiated transactions. From July 17, 2000 through July 25, 2002 the Company purchased a total of 352,897 shares of its Common Stock at an average price of $5.69 per share. During the nine months ending September 30, 2006, the Company issued 46,827 shares Treasury Stock. The Company’s total Treasury Stock share balance as of September 30, 2006 is 25,246.
Authorization of Preferred Stock
The Company’s Articles of Incorporation authorize the issuance of 1,000,000 shares of “blank check” preferred stock with such designations, rights and preferences, as may be determined from time to time by the Company’s Board of Directors. The Board of Directors is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting or other rights of the holders of the Common Stock. There were no shares of preferred stock issued or outstanding as of September 30, 2006.

Note 5 STOCK-BASED COMPENSATION
Equity Incentive Plans
2005 Employee and Director Equity Incentive Plan
At the Company’s annual shareholder meeting on May 12, 2005, shareholders approved the 2005 Employee and Director Equity Incentive Plan (“2005 Plan”). The 2005 Plan is intended to facilitate the Company’s ability to attract and retain staff, provide additional incentive to employees, directors and consultants, and to promote the success of the Company’s business. The Plan authorizes the issuance of Common Shares of the Company in various forms of stock or option grants. Current shares available for issuance under the Plan are 430,197. The Plan provides that the Board of Directors, or a committee appointed by the Board, may grant awards and otherwise administer the Plan.
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
401k Plan
The Company sponsors a 401(k) plan whereby all employees participate in the plan. Employees may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions of Common Shares of the Company with a value equal to 200 percent of the first six percent of an employee’s compensation contributed to the plan. Employees become fully vested in the matching contributions after six years of employment. For the three months ended September 30, 2006 and 2005, expense attributable to the plan amounted to $80,727 and $59,787, respectively. For the nine months ended September 30, 2006 and 2005, expense attributable to the plan amounted to $230,522 and $177,779

Note 5 STOCK-BASED COMPENSATION (continued)
Other Stock-Based Compensation Information
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income, as reported	1,362,245	89,674	3,983,025	984,495
Add:
Stock-based employee compensation expense included in reported net income, net of related tax effects	3,015	—	24,582	—
Deduct:
Total stock-based employee compensation expense determined under fair value based methods for all awards net of related tax effects	(3,015)	(8,040)	(24,582)	(35,634)

Pro forma net income	1,362,245	81,634	3,983,025	948,861

Earnings per share:
Basic — as reported	$0.76	$0.05	$2.24	$0.60
Basic — pro forma	$0.76	$0.05	$2.24	$0.58
Diluted — as reported	$0.61	$0.04	$1.81	$0.50
Diluted — pro forma	$0.61	$0.04	$1.81	$0.48
There were no options granted during the nine months ended September 30, 2006.

Note 5 STOCK-BASED COMPENSATION (continued)
A summary of the Company’s outstanding stock options and warrants is presented below.

	Options		Warrants
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding December 31, 2004	260,202	$10.581	280,400	$12.897
Granted	—	—	—	—
Exercised	29,000	13.211	15,000	14.375
Expired unexercised	5,000	14.375	6,000	14.375
Forfeited	—	—	—	—

Outstanding September 30, 2005	226,202	10.160	259,400	12.777

Exercisable September 30, 2005	152,202	$16.429	259,400	$12.777

Outstanding December 31, 2005	303,002	$14.481	259,400	$12.778
Granted	—	—	—	—
Exercised	10,531	10.379	2,000	11.250
Used in conjunction with cashless exercise	269	28.100
Expired unexercised		—	—	—
Forfeited		—	—	—

Outstanding September 30, 2006	292,202	14.616	257,400	12.789

Exercisable September 30, 2006	252,202	$16.221	257,400	$12.789

Note 5 STOCK-BASED COMPENSATION (continued)
Information pertaining to options and warrants outstanding as of September 30, 2006 is as follows:

		Options Outstanding		Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Options	Average
Exercise Prices	Outstanding	Life	Exercise Price	Exercisable	Exercise Price
$73.75	16,202	1.62 years	$73.75	16,202	$73.75
$7.95	10,000	3.86 years	$7.95	10,000	$7.95
$8.438	10,000	4.22 years	$8.438	10,000	$8.438
$28.10	71,000	4.22 years	$28.10	71,000	$28.10
$8.45	10,000	4.51 years	$8.45	10,000	$8.45
$5.25	60,000	4.79 years	$5.25	60,000	$5.25
$4.50	115,000	6.68 years	$4.50	75,000	$4.50

Total	292,202	5.16 years	$14.6163	252,202	$16.221

		Warrants Outstanding		Warrants Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
Exercise Prices	Outstanding	Life	Exercise Price	Exercisable	Exercise Price
$10.625	13,000	0.43 years	$10.625	13,000	$10.625
$73.75	14,000	1.62 years	$73.75	14,000	$73.75
$22.50	16,400	2.50 years	$22.50	16,400	$22.50
$11.25	12,000	3.42 years	$11.25	12,000	$11.25
$8.75	2,000	3.61 years	$8.75	2,000	$8.75
$8.00	200,000	3.61 years	$8.00	200,000	$8.00

Total	257,400	3.24 years	$12.789	257,400	$12.789
Note 6 INCOME TAXES
The Company’s deferred tax accounts at December 31, 2004 included a deferred tax asset and an offsetting valuation allowance of $2,442,561 that were recognized from net losses in 2004 and prior years. During the fourth quarter of 2005, the Company determined it was probable that it would be able to realize the deferred tax asset. Accordingly, the Company reversed $2,442,561 of the valuation allowance in the fourth quarter of 2005. At September 30, 2006, deferred tax liabilities exceed deferred tax assets, resulting in a net deferred tax liability.
Note 7 COMMITMENTS AND CONTINGENCIES
The Company indemnifies its directors and certain of its officers and employees for certain liabilities that might arise from their performance of their duties to the Company. Additionally, in the normal course of business, the Company enters into agreements that contain a variety of representations and warranties and which provide general indemnifications. Certain agreements do not contain any limits on the Company’s liability and would involve future claims that may be made against the Company that have not yet occurred, therefore, it is not possible to estimate the Company’s potential liability under these indemnities. Further, the Company maintains insurance policies that may provide coverage against certain claims under these indemnities.

Note 8 OPERATING LEASES
The Company leases approximately 10,851 square feet of office space at 325 John H. McConnell Blvd, Suite 200, Columbus, Ohio 43215 under an operating lease agreement which terminates on May 31, 2013. Total lease and operating expenses for the three and nine months ending September 30, 2006 was $56,456 and $132,956. The future minimum lease payments under the operating lease are as follows:

2006	2007	2008	2009	2010	2011	2012	2013
$35,176	$156,900	$171,700	$177,100	$182,500	$188,000	$195,000	$82,600

In addition to the above lease expense, the company is also responsible for normal operating expenses of the leased property. Such operating expenses are expected to be approximately $8.75 per square foot in 2006 and may increase by no more than 5% annually thereafter.
Note 9 MUTUAL FUND ADMINISTRATION
DHCM has an administrative, fund accounting and transfer agency services agreement with Diamond Hill Funds, an Ohio business trust, under which DHCM performs certain services for each series of the trust. These services include mutual fund administration, accounting, transfer agency and other related functions. For performing these services, each series of the trust compensates DHCM a fee at an annual rate of 0.36% for Class A and Class C shares and 0.18% for Class I shares times each series’ average daily net assets. In fulfilling its role under this agreement, DHCM has engaged several third-party providers, and the cost for their services is paid by DHCM. A portion of these expenses could, and are typically, paid for directly by the Funds and are classified below as “fund related.” These expenses include, among others, fund custody, registration fees, legal and audit fees. DHCM’s agreement, however, requires that DHCM pay for all fund administration expenses, including those that could be paid directly by the Funds. Mutual fund administration also includes C Share Financing, under which, DHCM finances the up-front commissions paid to brokers who sell C Shares of the Diamond Hill Funds. As financer, DHCM pays the commission to the selling broker at the time of sale. This commission payment is capitalized and expensed over 12 months to correspond with the matching revenues DHCM receives from the principal underwriter to recoup this commission payment. Mutual Fund (“MF”) Administration (“Admin”) revenue and expenses are summarized below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	9/30/2006	9/30/2005	9/30/2006	9/30/2005
MF Admin revenue, gross	1,622,207	438,202	3,965,176	1,078,137
MF Admin expense, fund related	(627,200)	(212,554)	(1,626,527)	(615,412)

MF Admin revenue, net	995,007	225,648	2,338,649	462,725
MF Admin expense	(421,488)	(244,115)	(1,186,842)	(607,419)

Sub-Total: Net MF Admin income / (expense)	573,519	(18,467)	1,151,807	(144,694)

C-Share financing revenue	319,300	158,643	850,394	377,042
C-Share financing expense	(296,596)	(149,183)	(782,139)	(359,057)

Sub-Total: Net C-Share financing income	22,704	9,460	68,255	17,985

Mutual Fund Administration net income / (expense)	596,223	(9,007)	1,220,062	(126,709)

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
Assets Under Management
As of September 30, 2006, assets under management totaled $3.1 billion, a 104% increase from December 31, 2005. Assets under management (“AUM”) grew by 171% as of September 30, 2006 in comparison to September 30, 2005. Asset growth for the nine months and twelve months ended September 30, 2006 is not necessarily indicative of the results that may be expected for the entire fiscal year ended December 31, 2006. The table below provides a summary of AUM (in millions):

	September 30, 2006	December 31, 2005	September 30, 2005
Mutual Funds	$2,193	907	565
Separately Managed Accounts	$747	513	489
Private Investment Funds	$177	111	96

Total Assets Under Management	$3,117	1,531	1,150

Three months ended September 30, 2006 compared to three months ended September 30, 2005
Investment management revenues for the three months ended September 30, 2006 increased to $5,511,418 compared to $3,297,315 for the three months ended September 30, 2005, a 67% increase. This increase results primarily from the increase in AUM, particularly mutual fund assets.

DIAMOND HILL INVESTMENT GROUP, INC.
The Company increased its investment management revenue from two of its three investment products. Mutual funds and managed accounts increased by 325% and 67%, respectively for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Even though private investment fund assets increased 84% year over year, revenue decreased by 82% because no performance incentive fee was earned during the three months ended September 30, 2006. In addition to the incentive fee earned from the private investment funds, the Company also earns an incentive fee from managed accounts, which for the three months ended September 30, 2006 was zero compared to $182,973 for the three months ended September 30, 2005. The company earns its performance incentive fee of 20% of the annual investment return once a 5% annual hurdle has been reached, also subject to a high-water mark. The performance incentive fee for both the private investment funds and managed accounts can be extremely volatile from period to period.
In June 2006 the Company launched two new private investment funds. Both are managed in a similar fashion to the Company’s existing private investment partnership. Diamond Hill Offshore Ltd. is domiciled in the Cayman Islands for use by foreign entities and qualified U.S. entities. Diamond Hill Investment Partners II, L.P. is an Ohio limited partnership, similar to the Company existing partnership, however it is designed for institutions and “super-accredited” investors. The Company has also engaged a third party placement firm to assist the Company in raising assets in these new private investment funds. To date, efforts by the third party placement firm have generated a number of meaningful presentations to potential clients and the Company believes these efforts will be successful in raising additional assets.
Operating expenses were $4,086,482 in the third quarter of 2006, up $3,410,352 from the third quarter of 2005. The largest expense, compensation and related costs, increased 18% from the prior quarter. The number of employees and their total compensation has increased. The largest portion of the increase is attributable to an increase in the bonus compensation accrual, which is based on projected operating results for 2006 that consider our strong trailing investment performance and continued growth in assets under management. The increased staff is primarily in support of the Company’s equity investment team and secondarily marketing staff. The Company has hired two portfolio managers and three investment analysts in the past nine months. In addition, the Company has added two individuals to its intermediary sales team. In the quarter, and throughout 2006, the Company has worked to develop and finalize selling arrangements with several retirement platforms, regional broker-dealers and two wirehouse firms. Beginning in the fourth quarter, the Company will have the sales team focus on growth in these channels.
The Company’s net operating income increased to $1,424,936 for the three months ended September 30, 2006 compared to a net operating loss of $113,037 from the same period in 2005.
Mutual fund administration, which represents administrative and financing fees collected in connection with the Company’s mutual fund products, net of all mutual fund administrative and financing expenses paid by the Company, increased from a net expense of $9,007 for the three months ended September 30, 2005 to a net income of $596,223 for the three months ended September 30, 2006. This improvement is primarily due to a significant increase in AUM in the Diamond Hill Funds. Due to this significant increase in AUM, the company voluntarily decreased the administration fees it charges to the Funds by 10% effective April 30, 2006. The Company also decreased administration fees 11% a year earlier on April 30, 2005. These fee reductions are passed along to Fund shareholders and will reduce mutual fund expenses and help improve investment performance of the Funds and as a result, we believe, will better position the Funds among competitors. The Company anticipates that mutual fund administration activity will be a net positive contributor towards the Company’s net income for the foreseeable future.
Investment return decreased to $113,187 for the three months ended September 30, 2006 compared to $211,718 for the three months ended September 30, 2005. The decrease is due to the lower equity returns in the third quarter of 2006 compared to 2005. Management is unable to predict how future fluctuations in market values will impact the performance of the Company’s investment portfolio.

As a result of mutual fund administration and company portfolio investment performance, the Company’s net operating income increased, causing the pre-tax net income to increase to $2,134,346 for the three months ended September 30, 2006 compared to $89,674 for the same period in 2005.
After the income tax provision, net income for the second quarter of 2006 was $1,362,245 compared to $89,674 in the third quarter of 2005.
Nine months ended September 30, 2006 compared to nine months ended September 30, 2005
Investment management revenues for the nine months ended September 30, 2006 increased to $15,749,381 compared to $5,876,677 for the nine months ended September 30, 2005, a 168% increase. This increase is primarily due to the increase in AUM, particularly mutual fund assets.
The Company increased its investment management revenue from all three of its investment products – mutual funds, managed accounts and private investment partnerships, by 332%, 138%, and 23%, respectively for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. In addition to the incentive fee earned from the private investment funds, the Company also earns an incentive fee from managed accounts, which for the nine months ended September 30, 2006 was $703,557 compared to $182,973 for the same period in 2005. The company earns its performance incentive fee of 20% of the annual investment return once a 5% annual hurdle has been reached, also subject to a high-water mark. The performance incentive fee for both the private investment partnerships and managed accounts can be extremely volatile from period to period.
Operating expenses were $11,648,242 for the first nine months of 2006, up $5,143,942 from the first nine months of 2005. The largest expense, compensation and related costs, increased $6,188,729, which is up 139% compared to the first nine months of 2005. The number of employees and their total compensation has increased. The largest portion of the increase is attributable to an increase in the bonus compensation accrual, which is based on projected operating results for 2006 that consider our strong trailing investment performance and continued growth in assets under management. The increased staff is primarily in support of the company’s equity investment team and secondarily marketing staff. The Company has hired two portfolio managers and three investment analysts in the past nine months. In addition, the Company has added two individuals to its intermediary sales team. During 2006, the Company has worked to develop and finalize selling agreements with several retirement platforms, regional broker-dealers and two wirehouse firms. Beginning in the fourth quarter, the Company will have the sales team focus on growth in these channels.
The Company’s net operating income increased to $4,101,139 for the nine months ended September 30, 2006, compared to $732,735 from the same period in 2005.
Mutual fund administration, which represents administrative and financing fees collected in connection with the Company’s mutual fund products net of all mutual fund administrative and financing expenses paid by the Company, increased from a net expense of $126,709 for the nine months ended September 30, 2005 to a net income of $1,220,062 for the nine months ended September 30, 2006. This improvement is primarily due to a significant increase in AUM in the Diamond Hill Funds. Due to this significant increase in AUM, the company voluntarily decreased the administration fees it charges to the Funds by 10% effective April 30, 2006. The Company also decreased administration fees 11% a year earlier on April 30, 2005. These fee reductions are passed along to Fund shareholders and will reduce mutual fund expenses and help improve investment performance of the Funds and as a result, we believe will better position the Funds among competitors. The Company anticipates that mutual fund administration activity will be a net positive contributor towards the Company’s net income for the foreseeable future.
Investment return increased to $903,287 for the nine months ended September 30, 2006 from a gain of $378,469 for the nine months ended September 30, 2005. Management is unable to predict how future fluctuations in market values will impact the performance of the Company’s investment portfolio.

As a result of mutual fund administration and company portfolio investment performance, the Company’s net operating income increased, causing the pre-tax net income to increase to $6,224,488 for the nine months ended September 30, 2006 compared to $984,495 for the same period in 2005.
After the income tax provision, net income for the first nine months of 2006 was $3,983,025, compared to $984,495 for the same period in 2005.
Liquidity and Capital Resources
The Company’s entire investment portfolio is in readily marketable securities, which provide cash liquidity, if needed. Investments in mutual funds are valued at their current net asset value. Investments in private investment funds are valued based on readily available market quotations.
As of September 30, 2006, the Company had working capital of approximately $14.3 million compared to $8.4 million at December 31, 2005 and compared to $4.8 million at September 30, 2005. Working capital includes cash, securities owned and accounts and notes receivable, net of all liabilities. The Company has no long-term debt.
For the nine months ended September 30, 2006, the Company’s net cash balance increased by $3,474,113. Net cash provided by operating activities was $10,224,877 and investing activities used $7,180,683. Financing activities provided $429,919 of cash from the sale of treasury stock.
For the nine months ended September 30, 2005, the Company’s net cash balance increased by $1,882,024. Net cash provided by operating activities was $2,181,307 and investing activities used $1,072,684. Financing activities provided $773,401 of cash from the sale of treasury stock.
Investment management fees primarily fund the operations of the Company. Management believes that the Company’s existing resources, including available cash and cash provided by operating activities, will be sufficient to satisfy its working capital requirements in the foreseeable future. During the first nine months of 2006 the Company spent approximately $400,000 in capital expenditures related to the relocation of our offices which occurred in early July 2006.
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

DIAMOND HILL INVESTMENT GROUP, INC.
ITEM 3: Quantitative and Qualitative Disclosures About Market Risk
The Company’s investments in equity securities remained flat at $11.7 million from June 30, 2006 to September 30, 2006. There has been no material change in the information provided in Item 3 of the Form 10-Q for the period ended March 31, 2006.
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
ITEM 1: Legal Proceedings — None
ITEM 1A: Risk Factors
There has been no material change to the information provided in Item 1A of the Form 10-Q for the period ended March 31, 2006.
ITEM 2: Unregistered Sales of Equity Securities and use of Proceeds — None
ITEM 3: Defaults Upon Senior Securities — None
ITEM 4: Submission of Matters to a Vote of Security Holders — None
ITEM 5: Other Information — None

DIAMOND HILL INVESTMENT GROUP, INC.
ITEM 6: Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference from Form 8-K Current Report for the event on May 2, 2002 filed with the SEC on May 7, 2002; File No. 000-24498.)

3.2	Code of Regulations of the Company. (Incorporated by reference from Form 8-K Current Report for the event on May, 2002 filed with the SEC on May 7, 2002; File No. 000-24498.)

10.1	Representative Investment Management Agreement between Diamond Hill Capital Management, Inc. and the Diamond Hill Funds. (Incorporated by reference from Form N1-A filed with the SEC on December 30, 2005; File No. 811-08061.)

10.2	Fourth Amended and Restated Administrative, Fund Accounting, and Transfer Agency Services Agreement between Diamond Hill Capital Management, Inc. and the Diamond Hill Funds. (Incorporated by reference from Form N1-A filed with the SEC on May 2, 2006; File No. 811-08061.)

10.3	1993 Non-Qualified and Incentive Stock Option Plan. (Incorporated by reference from Form DEF 14A filed with the SEC on July 21, 1998; File No. 000-24498.)

10.4	Employment Agreement between the Company and Roderick H. Dillon, Jr. dated August 10, 2006. (Incorporated by reference from Form 8-K Current Report filed with the SEC on August 10, 2006; File No. 000-24498.)

10.5	Employment Agreement between the Company and James F. Laird dated October 24, 2001. (Incorporated by reference from Form 10-KSB for 2002 filed with the SEC on March 28, 2003; File No. 000-24498.)

10.6	2005 Employee and Director Equity Incentive Plan. (Incorporated by reference from Form DEF 14A filed with the SEC on April 5, 2005; File No. 000-24498.)

10.7	2006 Performance-Based Compensation Plan. (Incorporated by reference from Form 8-K Current Report filed with the SEC on May 16, 2006; File No. 000-24498.)

14.1	Code of Business Conduct and Ethics. (Incorporated by reference from Form DEF 14A filed with the SEC on April 9, 2004; File No. 000-24498.)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Section 1350 Certifications.

DIAMOND HILL INVESTMENT GROUP, INC.
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Signature	Title	Date

/s/R. H. Dillon R. H. Dillon	President, Chief Executive Officer, and a Director	November 10, 2006

/s/James F. Laird James F. Laird	Chief Financial Officer, Treasurer, and Secretary	November 10, 2006