Form 10-K
period 2006-12-31
DIAMOND HILL INVESTMENT GROUP INC
filed 2007-03-16
CIK 909108

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
Commission file number 000-24498
DIAMOND HILL INVESTMENT GROUP, INC
(Exact name of registrant as specified in its charter)

Ohio	65-0190407

(State or incorporation)	(I.R.S. Employer Identification No.)

325 John H. McConnell Blvd., Suite 200, Columbus, Ohio 43215	614-255-3333

(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number)
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: Common Shares, no par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐   Accelerated filer ☑   Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of $98.99 on March 13, 2007 on the NASDAQ was $183,057,000. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that executive officers, directors, and persons holding five percent or more of the registrant’s voting and non-voting common shares are affiliates.
2,128,349 Common Shares outstanding as of March 13, 2007 (the latest practical date).
Documents incorporated by reference: In Part III, the Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Diamond Hill Investment Group, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2006
Index

PART I
Item 1. Business
Throughout this Form 10-K, the Company may make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to such matters as anticipated operating results, prospects for achieving the critical threshold of assets under management, technological developments, economic trends (including interest rates and market volatility), expected transactions and acquisitions and similar matters. The words “believe,” “expect,” “anticipate,” “estimate,” “should” and similar expressions identify forward-looking statements that speak only as of the date thereof. While the Company believes that the assumptions underlying its forward-looking statements are reasonable, investors are cautioned that any of the assumptions could prove to be inaccurate and accordingly, the actual results and experiences of the Company could differ materially from the anticipated results or other expectations expressed by the Company in its forward-looking statements. Factors that could cause such actual results or experiences to differ from results discussed in the forward-looking statements include, but are not limited to: the adverse effect from a decline in the securities markets; a decline in the performance of the Company’s products; changes in interest rates; a general downturn in the economy; changes in government policy and regulation, including monetary policy; changes in the Company’s ability to attract or retain key employees; unforeseen costs and other effects related to legal proceedings or investigations of governmental and self-regulatory organizations; and other risks identified from time-to-time in the Company’s other public documents on file with the SEC.
General
Diamond Hill Investment Group, Inc. (the “Company”), an Ohio corporation organized in 1990, derives its consolidated revenue and net income from investment advisory services provided by its subsidiary Diamond Hill Capital Management, Inc. (“DHCM”). DHCM is a registered investment adviser under the Investment Advisers Act of 1940 providing investment advisory services to individuals and institutional investors through the Diamond Hill sponsored mutual funds, separate accounts, and private investment funds (generally known as “hedge funds”). The Company was first incorporated in April 1990.
During 2004, the Company transitioned the operations and services of its broker-dealer subsidiary, Diamond Hill Securities, Inc. (“DHS”) to third party broker-dealers and to DHCM in an effort to solely focus on investment management activities. During the fourth quarter of 2004, DHS de-registered with the NASD and SEC as a broker-dealer and investment adviser. This transition had no material impact on the Company’s financial statements.
Assets Under Management
As of December 31, 2006, assets under management totaled $3.7 billion, a 142% increase from December 31, 2005. The following tables show assets under management by product and investment objective for the dates indicated:

	Assets Under Management by Product
	As of December 31,
(in millions)	2006	2005	2004

Mutual funds	$2,518	$907	$238
Separate accounts	875	513	265
Private investment funds	315	111	21

Total	$3,708	$1,531	$524

	Assets Under Management by Objective
	As of December 31,
(in millions)	2006	2005	2004

Small and Small-Mid Cap	$807	$406	$83
Large Cap and Select	$919	$437	$169
Long-Short	$1,720	$474	$114
Strategic and fixed income	$262	$214	$158

Total	$3,708	$1,531	$524

Investment Advisory Activities
DHCM executes its investment strategies through fundamental research and valuation disciplines. Analysts evaluate a company’s prospects based upon its current business and financial position, future growth opportunities, and management capability and strategy. The intended result is a good estimate of “intrinsic value”. Intrinsic value is the present value of all future cash flows, which we estimate the investment will generate, discounted at a rate that reflects the required return for the investment given the estimated level of risk. In other words, it is the estimated price a minority shareholder should pay in order to achieve a satisfactory or “fair” return on the investment. The estimate of intrinsic value is then compared to the current market price to evaluate whether, in the opinion of DHCM, an attractive investment opportunity exists. A proprietary valuation model, which takes into account projected cash flows for five years including a “terminal value” (the expected stock price in five years), assists in many of these intrinsic value estimations. DHCM applies an intrinsic value philosophy to the analysis of fixed income securities.
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
Current portfolio strategies managed include Small Cap, Small-Mid Cap, Large Cap, Select, Long-Short, Financial Long-Short, and Strategic Income. These strategies are available on a separately managed basis and/or through a mutual fund. The Small Cap strategy was closed to new investors as of December 31, 2005.
The Company also manages three private investment funds that utilize the Long-Short strategy. These funds are offered on a private placement basis to accredited and qualified investors in the United States and around the world.
Marketing
The Company primarily generates business for all three of its product lines (mutual funds, managed accounts, and private investment funds) through financial intermediaries including independent registered investment advisors, brokers, financial planners, investment consultants and third party marketing firms.
Diamond Hill Funds
The Company’s mutual fund portfolios have, we believe, strong investment performance track records and are highly rated by third party services like Morningstar, Inc. (“Morningstar”) and Lipper Analytical, Inc. (“Lipper”). As of December 31, 2006, 100% of the Diamond Hill Funds (the “Funds”), that are eligible for a rating were rated four or five stars by Morningstar. In addition, all of the Funds with a five year track record were ranked in the top quartile of their respective Lipper categories. As a result, the Company has had success in raising assets by focusing on independent registered investment advisors and independent broker/dealers who conduct their own investment research. During 2006, the Company added resources to mutual fund distribution through wirehouse broker/dealers and 401k platforms. Below is a summary of the assets in the Funds by distribution channel as of December 31, 2006 and 2005:

	Diamond Hill Funds
	Assets by Distribution Channel
	as of December 31,
(in millions)	2006	2005

Independent registered Investment advisors and broker/dealers	$1,161	$421
Wirehouse and regional broker/dealers	917	392
Defined contribution (401k)	157	33
Institutions	132	41
Other	40	20

Total	$2,407	$907

Separate Accounts and Private Investment Funds
The Company continues to develop institutional relationships for separate account management primarily through consultant relationships, database research screens, and direct marketing. In June 2006, the Company launched two private investment funds. Both are managed in a similar fashion to the Company’s existing private investment partnership. Diamond Hill Offshore Ltd. is domiciled in the Cayman Islands for use by foreign entities and qualified U.S. entities. Diamond Hill Investment Partners II, L.P. is an Ohio limited partnership, similar to the Company’s existing partnership; however, it is designed for institutions and “super-accredited” investors. The Company has also engaged a third party placement firm to assist in raising assets in the private investment funds. To date, efforts by the third party placement firm have been successful. The third party firm earns 20% of all revenue earned from clients it introduced to the Company.
Growth Prospects
As mentioned the Company’s mutual funds, separately managed accounts, and private investment funds, have strong five year investment returns that we believe compare very favorably to competitors. Investment returns have been a key driver in the success the Company has achieved in growing assets under management at a rate in excess of 100% annually in 2006, 2005, 2004 and 2003.
As a result, the Company expects to continue to invest in marketing throughout 2007 in an effort to expand distribution. Such expenditures are expected to include:
•	establishing new selling relationships,

•	adding additional marketing and support staff,

•	attending and sponsoring booths at key industry conferences, and

•	creating additional marketing material for the funds and separately managed accounts.
The cost of these efforts could be significant but, we believe, will be proportional to the increase in revenue during 2007 and future years. There can be no assurance that these efforts will prove successful; however, given the investment results of the Funds and separately managed accounts, we believe the additional resources devoted to marketing are warranted.
Also recognizing that the Company’s primary responsibility is to investors in our Funds and our separate account clients, we will continue to invest in our investment team and close investment strategies to new investors when appropriate. For example, our Small Cap strategy was closed to new investors effective December 31, 2005. In 2006, the company substantially increased its equity investment team adding two portfolio managers, four equity research analysts and trading and technology support. A full year cost for those additions will be reflected in 2007.
We believe that one of the most important characteristics exhibited by the best investment firms is excellent investment returns for their clients over a long period of time. We are pleased that in our history as an investment advisory firm we have delivered what we believe are excellent investment returns for our clients. However, we are mindful that if we fail to do so in the future, our business growth will be negatively impacted. There are certain additional business risks that may prevent the Company from achieving the above growth prospects. These risks are detailed in Item 1A.

Competition
Competition in the area of investment management services and mutual funds is intense and the Company’s competitors include investment management firms, broker-dealers, banks and insurance companies, some of whom offer various investment alternatives. Many competitors are better known than the Company, are better capitalized, offer a broader range of investment products and have more offices, employees and sales representatives. The Company competes primarily on the basis of investment philosophy, performance and customer service.
Corporate Investment Portfolio
The Company holds investment positions in Diamond Hill Funds and its private investment funds.
Regulation
DHCM is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940 (the “Advisers Act”) and operates in a highly regulated environment. The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, recordkeeping requirements, operational requirements and disclosure obligations. All Diamond Hill Funds are registered with the SEC under the Investment Company Act of 1940. Each fund is also required to make notice filings with all states where it is offered for sale. Virtually all aspects of the Company’s investment management business are subject to various federal and state laws and regulations. Generally, these laws and regulations are primarily intended to benefit shareholders of the funds and separate account investment clients and generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict the Company from carrying on its investment management business in the event that it fails to comply with such laws and regulations. In such event, possible sanctions which may be imposed include the suspension of individual employees, business limitations on DHCM engaging in the investment management business for specified periods of time, the revocation of DHCM’s registration as an investment adviser, and other censures or fines.
Contractual Relationships with the Diamond Hill Funds
The Company is very dependent on its contractual relationships with the Funds. In the event the advisory or administration agreements with Funds are canceled or not renewed pursuant to the terms thereof, the Company would be materially and adversely affected. The Company considers its relationship with the Funds and their Board of Trustees to be good, and it has no reason to believe that these advisory or administration contracts will not be renewed in the future; however, there is no assurance that Funds will choose to continue their relationships with the Company. The Company generated approximately 54% of its 2006 revenues from its advisory and administrative contracts with Diamond Hill Funds.
Employees
As of December 31, 2006 the Company employed 32 full-time employees and one part-time employee. The Company generally believes that its relationship with its employees is good and does not anticipate any material change in the number of employees.
SEC Filings
This Form 10-K includes financial statements for the years ended December 31, 2006, 2005, and 2004. The Company files Forms 10-K annually with the SEC and files Forms 10-Q after each of the first three fiscal quarters. Prior to this year, the Company was a small business issuer making its annual 10-K filing on Form 10-KSB and its quarterly filings on Form 10-QSB. A copy of the Form 10-K, as filed with the SEC, will be furnished without charge to any shareholder who contacts the Company’s Secretary at 325 John H. McConnell Blvd., Suite 200, Columbus, OH 43215 or 614.255.3333. The Company also makes its SEC filings available, free of charge, on its web site at www.diamond-hill.com.

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
Investment Performance.
If we fail to deliver excellent performance for our clients, both in the short and long term, we will likely experience diminished investor interest and potentially a diminished level of AUM.
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
The Company’s success depends on its key personnel, and its financial performance could be negatively affected by the loss of their services.
The Company’s success depends on highly skilled personnel, including portfolio managers, research analysts, and management, many of whom have specialized expertise and extensive experience in the industry. Financial services professionals are in high demand, and the Company faces significant competition for qualified employees. With the exception of the Chief Executive Officer and Chief Financial Officer, key employees do not have employment contracts, and generally can terminate their employment at any time. We cannot assure that we will be able to retain or replace key personnel. In order to retain or replace our key personnel, we may be required to increase compensation, which would decrease net income. The loss of key personnel could damage our reputation and make it more difficult to retain and attract new employees and investors. Losses of assets from our client investors would decrease our revenues and net income, possibly materially.
The Company is subject to substantial competition in all aspects of its business.
The Company’s investment products compete against an ever-increasing number of investment products and services from:
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

A significant portion of the Company’s revenues are based on contracts with the Diamond Hill Funds that are subject to termination without cause and on short notice.
We provide investment advisory and administrative services to the Diamond Hill Funds under various agreements. The board of each Diamond Hill Fund must annually approve the terms of the investment management and administration agreements and can terminate the agreement upon 60-day notice. If a Diamond Hill Fund seeks to lower the fees that we receive or terminate its contract with us, we would experience a decline in fees earned from the Diamond Hill Funds, which could have a material adverse effect on our revenues and net income. The Company derived 54% of its 2006 revenue from investment advisory and administration agreements with Diamond Hill Funds.
The Company’s business is subject to substantial governmental regulation.
The Company’s business is subject to variety of federal securities laws including the Investment Advisors Act of 1940, the Investment Company Act of 1940, the Securities Exchange Act of 1934, Sarbanes-Oxley Act of 2002, and the U.S. Patriot Act of 2001. In addition, the Company is subject to significant regulation and oversight by the SEC and NASD. Changes in legal, regulatory, accounting, tax and compliance requirements could have a significant effect on the Company’s operations and results, including but not limited to increased expenses and reduced investor interest in certain funds and other investment products offered by the Company. The Company continually monitors legislative, tax, regulatory, accounting, and compliance developments that could impact its business.
We will continue to seek to understand, evaluate and when possible, manage and control these and other business risks.
ITEM 1B: Unresolved Staff Comments - None
ITEM 2: Description of Property
The Company leases approximately 14,187 square feet of office space at 325 John H. McConnell Blvd, Suite 200, Columbus, Ohio 43215 under an operating lease agreement which terminates on July 31, 2013.
The Company’s current policy is not to invest in real estate or interests in real estate primarily for possible capital gain or primarily for income. We do not invest in real estate mortgages or securities of entities primarily engaged in real estate activities.
ITEM 3: Legal Proceedings
The Company is currently not engaged in any litigation or other legal proceedings.
ITEM 4: Submission of Matters to a Vote of Security Holders
There were no matters submitted during the most recent quarter to a vote of security holders.
PART II
ITEM 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common shares trade on the NASDAQ Capital Market under the symbol DHIL. The following table sets forth the high and low sale and closing prices each quarter since during 2006 and 2005:

The following performance graph compares the total shareholder return of an investment in Diamond Hill’s Common Stock to that of the Russell MicrocapTM Index, and to two separate peer group indexes of publicly traded asset management firms for the five-year period ending on December 31, 2006. The graph assumes that the value of the investment in Diamond Hill’s Common Stock and each index was $100 on December 31, 2001. Total return includes reinvestment of all dividends. According to Russell, the MicrocapTM Index makes up less than 3% of the U.S. equity market and is a market-value-weighted index of the smallest 1,000 securities in the small-cap Russell 2000 Index plus the next 1,000 securities. Peer Group returns are weighted by the market capitalization of each firm at the beginning of each measurement period. The historical information set forth below is not necessarily indicative of future performance. Diamond Hill does not make or endorse any predictions as to future stock performance.

	12/31/01	12/31/01	12/31/01	12/31/01	12/31/01	12/31/01
Diamond Hill Investment Group, Inc.	100	98	174	419	783	2,093
Russell Microcap TM Index	100	84	140	159	163	190
Peer Group *	100	65	82	96	106	125

*	The following companies are included in the Peer Group: Westwood Holdings Group, Inc.; U.S. Global Investors, Inc.; GAMCO Investors, Inc.; Waddell & Reed Financial, Inc.; Affiliated Managers Group, Inc.; Federated Investors, Inc.; Janus Capital Group, Inc.; Eaton Vance Corp.

	2006			2005
	High Price	Low Price	Close Price	High Price	Low Price	Close Price
Quarter ended:
March 31	$46.33	$29.75	$41.22	$20.40	$16.41	$18.48
June 30	$52.00	$36.38	$47.03	$22.00	$14.01	$17.50
September 30	$67.44	$44.00	$63.25	$30.50	$17.00	$25.85
December 31	$89.30	$56.25	$83.73	$37.75	$24.78	$31.30
Due to the relatively low volume of traded shares, quoted prices cannot be considered indicative of any viable market for such shares. During the years ended December 31, 2006, and 2005, approximately 1,079,800 and 653,700, respectively, of the Company’s Common Shares were traded.
The approximate number of registered holders of record of the Company’s common shares at December 31, 2006 was 250. Many of the shares are held in street nominee name and management believes the number of beneficial holders of the Company’s common shares as of December 31, 2006 were approximately 2,100. The Company has not paid any dividends during the last two fiscal years and has no present intention of paying dividends.
The Company did not repurchase any of its common shares during 2006 or 2005.

ITEM 6: Selected Financial Data
The following selected financial data should be read in conjunction with the Company’s Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-K.

	For the Years Ended December 31,
	2006	2005	2004	2003	2002

Income Statement Data (in thousands):
Net revenues	$31,905	$10,246	$2,774	$1,161	$669
Net operating income (loss)	9,769	1,394	(664)	(1,394)	(2,397)
Net income (loss)	8,065	3,651	(177)	(994)	(2,464)

Earnings Per Share:
Basic	$4.51	$2.21	$(0.11)	$(0.68)	$(1.73)
Diluted	3.63	1.83	(0.11)	(0.68)	(1.73)

Weighted Average Shares Outstanding
Basic	1,787,390	1,654,935	1,566,385	1,458,264	1,424,602
Diluted	2,219,580	1,996,176	1,566,385	1,458,264	1,424,602

	At December 31,
	2006	2005	2004	2003	2002

Balance Sheet Data (in thousands):
Total assets	$37,236	$12,748	$3,968	$3,314	$3,893
Long-term debt	—	—	—	—	—
Shareholders equity	20,483	10,861	3,566	3,175	3,637

Assets Under Management (in millions):	$3,708	$1,531	$524	$250	$128

ITEM 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation
In this section we discuss and analyze the consolidated results of operations for the past three fiscal years and other factors that may affect future financial performance. This discussion should be read in conjunction with the consolidated Financial Statements, Notes to the Consolidated Financial Statements, and Selected Financial Data.
The Company’s revenue is derived primarily from investment advisory and administration fees received from Diamond Hill Funds and investment advisory and performance incentive fees received from separate accounts and private investment funds. Investment advisory and administration fees paid to the Company are based primarily on the value of the investment portfolios managed by the Company and fluctuate with changes in the total value of the assets under management. Such fees are recognized in the period that the Company manages these assets. Performance incentive fees are earned in the amount 20% annually on the amount of client investment performance in excess of a 5% annual return hurdle. Because performance incentive fees are based primarily on the performance of client accounts, they can be volatile from period to period. The Company’s major expense is employee compensation and benefits.
The following is a summary of the firm’s assets under management (“AUM”) for each of the prior three years:

	Assets Under Management by Product
	As of December 31,
(in millions)	2006	2005	2004

Mutual funds	$2,518	$907	$238
Separate accounts	875	513	265
Private investment funds	315	111	21

Total	$3,708	$1,531	$524

Consolidated Results of Operations
The following is a discussion of the consolidated results of operations of the Company and a detailed discussion of the Company’s revenues and expenses.

	2006	2005	% Change	2005	2004	% Change

Net income (in thousands)	$8,065	$3,651	121%	$3,651	$(176,500)	n.m
Pro-forma net income (in thousands)	$8,065	$1,208	568%	$1,208	$(176,500)	n.m

Net income (loss) per share
Basic	$4.51	$2.21	104%	$2.21	$(0.11)	n.m
Pro-forma Basic	$4.51	$0.73	518%	$0.73	$(0.11)	n.m
Diluted	$3.63	$1.83	98%	$1.83	$(0.11)	n.m
Pro-forma Diluted	$3.63	$0.61	495%	$0.61	$(0.11)	n.m
Weighted average shares outstanding (in thousands)
Basic	1,787	1,655		1,655	1,566
Diluted	2,220	1,996		1,996	1,566

n.m. - not meaningful
Pro-forma net income illustrates the Company’s 2005 earnings adjusted for the impact of federal income taxes. Under GAAP, the Company recorded an income tax benefit of $1.66 million reflecting the likelihood that tax loss carryforwards would be utilized in future years. Therefore, under GAAP, the Company did not incur income tax expense in 2005 despite $1.989 million in net income before tax and, instead, recorded an income tax benefit for the year. Pro forma earnings, which the Company believes are useful for readers of the financial statements to ascertain the underlying profitability of the Company, do not include the tax benefit of $1.66 million but instead reflect income tax expense of $781 thousand assuming the Company paid federal and city income tax on taxable income. The Company does not use the pro-forma net income or pro-forma earnings amounts for any other purpose.
Year ended December 31, 2006 compared with Year Ended December 31, 2005
The Company posted net income of $8,065,133 ($3.63 per diluted share) for the year ended December 31, 2006, compared with pro-forma net income of $1,208,206 ($0.61 per diluted share) for the year ended December 31, 2005. The increase in profitability is primarily attributable to the following factors:
•	The Company’s investment advisory fee and mutual fund administration fee increase is substantially due an increase in AUM of $2.2 billion during 2006.

•	Performance incentive fees increased by 172% due to increase AUM and strong investment performance.

•	Investment income grew by $1.9 million due to a larger investment in the private investment funds and strong investment performance.
Operating expenses increased by 150% in 2006 primarily driven by the following:
•	Employee compensation expense increased by 163%, or $11.3 million primarily due to higher incentive compensation and an overall staff increase of 52%, primarily on the investment team.

•	Consistent with continued growth in mutual fund assets under management, mutual fund administration expense increased by 104%, or $860,496.

•	Consistent with higher investment advisory and performance incentive fees, third party distribution expenses increased by 252%, or $559,385. A large portion of this increase was related to the new third party placement firm hired during 2006 to focus on distribution of the private investment funds.
Year ended December 31, 2005 compared with Year Ended December 31, 2004
The Company posted pro-forma net income of $1,208,206 ($0.61 per diluted share) for the year ended December 31, 2005, compared with a net loss of $176,500 (($0.11) per diluted share) for the year ended December 31, 2004. The increase in profitability is primarily attributable to increased investment advisory and performance incentive fees due to $1 billion in additional AUM. The profitability increase was offset by an increase in incentive compensation.

Revenue

(in Thousands)	2006	2005	% Change	2005	2004	% Change

Investment advisory	20,247	6,489	212%	6,489	2,290	183%
Performance incentive	7,947	2,916	173%	2,916	195	1395%
Mutual fund administration, net	3,710	841	341%	841	289	191%
Total	31,904	10,246	211%	10,246	2,774	269%

As a percent of total 2006 revenues, investment advisory fees account for 63%, performance incentive fees account for 25%, and mutual fund administration makes up the remaining 12%.
Investment Advisory Fees. Investment advisory fees are calculated as a percent of average net assets under management at various levels depending on the investment product. The Company’s average advisory fee rate for the year ended December 31, 2006 was 0.76% compared to 0.72% for the year ended December 31, 2005. This increase was mainly due to the increase in assets under management in the long-short products, which have a higher advisory fee. The overall increase in investment advisory fees was primarily due to an increase in AUM of $2.2 billion in 2006 and $1 billion in 2005. The largest increase in 2006 came from the Diamond Hill Long-Short fund which increased $924 million, or 300% over 2005. The largest increase in 2005 came from the Diamond Hill Small Cap fund which increased $315 million, or 445% over 2004.
Performance Incentive Fees. Performance incentive fees are equal to 20% of the performance increase in client accounts after a 5% annual hurdle is achieved. The fees are dependent on both assets under management and absolute investment performance in client accounts and can be volatile from period to period. Incentive fee AUM totaled $374 million at December 31, 2006 compared to $117 million at the end of 2005. Strong investment performance coupled with a 220% increase in incentive fee AUM contributed to the $5 million increase in fees for 2006 compared to 2005. In June 2006, the Company launched two private investment funds, which provide for an incentive fee. In conjunction with the launch of these two funds, a third party placement firm was hired to market the new funds as well as the Company’s existing private investment fund. To date efforts by the third party placement firm have been successful.
Mutual Fund Administration Fees. Mutual fund administration fees are calculated as a percent of average net assets under administration in the Diamond Hill Funds. The Company earns 0.36% on Class A and Class C shares and 0.18% on Class I shares. As assets in the Funds have grown the Company has realized certain economies of scale; and as a result, the Company has lowered its administration fees by approximately 10% in each of the last two years to pass on those economies of scale to fund shareholders. The Company expects to lower its administration fees again effective April 30, 2007. Despite lowering fees by 10% during 2006, fund administration revenues increased by $2.9 million over 2005.

Expenses

(in Thousands)	2006	2005	% Change	2005	2004	% Change

Compensation and related costs	18,148	6,878	164%	6,878	2,277	202%
General and administrative	1,137	679	67%	679	501	36%
Sales and marketing	384	248	55%	248	191	30%
Third party distribution	781	222	252%	222	16	1288%
Mutual fund administration	1,686	825	104%	825	453	82%
Total	22,136	8,852	150%	8,852	3,438	157%

Compensation and Related Costs. Employee compensation and benefits increased by $11.3 million, or 164%, in 2006 and $4.6 million, or 202% in 2005, primarily due to incentive bonuses associated with strong long-term investment performance and a 52% increase in staff, primarily on the investment team.
General and Administrative. The increase in general and administrative expenses of $458 thousand, or 67%, resulted from increased legal and audit fees related to Sarbanes-Oxley, additional investment research costs, and additional rent expense associated with the larger office space the Company moved into during 2006.
Sales and Marketing. Sales and marketing expenses increased by $136 thousand, or 55% during 2006. This increase was primarily due to increased expense related to marketing materials and additional travel expense incurred related to new business attained during the year. Meals and entertainment were flat year over year.
Third Party Distribution. Third party distribution expense represents payments made to third party intermediaries directly related to sales made by those parties of the Company’s investment products. Substantially all of this expense in 2006, 2005, and 2004 is related to new client investments in the Company’s private investment funds. The year over year increases directly correspond to the increase in investment advisory and performance incentive fees earned by the Company.
Mutual Fund Administration. Mutual fund administration expense increased by $860 thousand and $372 thousand in 2006 and 2005, respectively. A large portion of mutual fund administration expense is calculated based on a percent of assets under administration in the Diamond Hill Funds. The year over year increases are consistent with the continued growth in assets under administration.
Liquidity and Capital Resources
The Company’s entire investment portfolio is in readily marketable securities, which provide for cash liquidity, if needed, within three business days. Investments in mutual funds are valued at their current net asset value. Investments in private investment funds are valued based on readily available market quotations. Inflation is expected to have no material impact on the Company’s performance.
As of December 31, 2006, the Company had working capital of approximately $19.1 million compared to $8.4 million at December 31, 2005. Working capital includes cash, securities owned and accounts and notes receivable, net of all liabilities. The Company has no debt and its available working capital is expected to be sufficient to cover current expenses. The Company does not expect any material capital expenditures during 2007; however, capital levels are expected to be impacted by future stock-based option and warrant exercises.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
Our revenues and net income are based primarily on the value of assets under our management. Accordingly, declines in financial market values directly and negatively impact our investment advisory revenues and net income.
The Company invests in Diamond Hill Funds and its private investment funds, which are market risk sensitive financial instruments. These investments have inherent market risk in the form of equity price risk; that is, the potential future loss of value that would result from a decline in the fair value. Each equity fund and its underlying net assets are also subject to market risk, which may arise from changes in equity prices. The bond fund is also subject to market risk which may arise from changes in equity prices, credit ratings and interest rates. Market prices fluctuate and the amount realized upon subsequent sale may differ significantly from the reported market value.
The table below summarizes the Company’s market risks as of December 31, 2006, and shows the effects of a hypothetical 10% increase and decrease in equity and bond fund investments.

		Fair Value Assuming a	Fair Value Assuming a
	Fair Value as of	Hypothetical 10%	Hypothetical 10%
	December 31, 2006	Increase	Decrease

Equity fund investments	$16,192,613	$17,811,874	$14,573,352
Bond fund investments	2,916,069	3,207,676	2,624,462

Total	$19,108,682	$21,019,550	$17,197,814

ITEM 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting
Firm on Consolidated Financial Statements
The Shareholders and Board of Directors of
Diamond Hill Investment Group, Inc:
We have audited the consolidated balance sheet of Diamond Hill Investment Group, Inc. and its subsidiaries as of December 31, 2006 and 2005, and the related consolidated statement of income, changes in shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of Diamond Hill Investment Group, Inc. and its subsidiaries as of December 31, 2004, were audited by other auditors whose report dated January 20, 2005, expressed an unqualified opinion on those statements.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diamond Hill Investment Group, Inc. and its subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2007, expressed an unqualified opinion thereon.
/s/ Plante & Moran, PLLC
Columbus, Ohio
March 6, 2007

The report that appears below is a copy of the report issued by the Company’s previous independent auditor, BKR Longanbach Giusti, LLC. That firm has discontinued performing auditing and accounting services and is no longer registered with the Public Company Accounting Oversight Board.
Report of Independent Registered Public Accounting Firm
To the shareholders and Board of Directors of
Diamond Hill Investment Group, Inc.
We have audited the consolidated statements of income, changes in shareholders’ equity and cash flows of Diamond Hill Investment Group, Inc. and its subsidiaries for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Diamond Hill Investment Group, Inc. and its subsidiaries for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.
/s/ BKR Longanbach Giusti, LLC
Columbus, Ohio
January 20, 2005

Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$9,836,989	$2,532,334
Investment portfolio	19,108,682	5,855,370
Accounts receivable	6,924,008	1,897,701
Prepaid expenses	869,501	580,109
Fixed assets, net of depreciation, and other assets	497,297	111,863
Deferred taxes	—	1,770,132

Total assets	$37,236,477	$12,747,509

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	1,217,114	336,497
Accrued incentive compensation	13,637,000	1,550,000
Deferred taxes	1,899,106	—

Total Liabilities	16,753,220	1,886,497

Commitments and contingencies	—	—

Shareholders’ Equity
Common stock, no par value 7,000,000 shares authorized; 1,848,472 issued 1,838,435 outstanding at December 31, 2006 1,755,899 outstanding at December 31, 2005	16,515,256	13,199,444
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Treasury stock, at cost 10,037 shares at December 31, 2006 72,073 shares at December 31, 2005	(95,736)	(412,370)
Deferred compensation	(2,355,499)	(292,381)
Retained earnings / (Accumulated deficit)	6,419,236	(1,633,681)

Total shareholders’ equity	20,483,257	10,861,012

Total liabilities and shareholders’ equity	$37,236,477	$12,747,509

The accompanying notes are an integral part of these financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income

	Year Ended December 31,
	2006	2005	2004
REVENUES:
Investment advisory	$20,246,624	$6,488,767	$2,290,324
Performance incentive	7,947,434	2,915,771	194,524
Mutual fund administration, net	3,710,141	841,527	288,960

Total revenue	31,904,199	10,246,065	2,773,808

OPERATING EXPENSES:
Compensation and related costs	18,147,526	6,877,929	2,276,797
General and administrative	1,137,319	678,939	500,507
Sales and marketing	383,994	247,972	190,869
Third party distribution	781,256	221,871	16,358
Mutual fund administration	1,685,536	825,040	453,064

Total operating expenses	22,135,631	8,851,751	3,437,595

NET OPERATING INCOME (LOSS)	9,768,568	1,394,314	(663,787)

Investment Return	2,526,620	594,777	487,287

INCOME (LOSS) BEFORE TAXES	12,295,188	1,989,091	(176,500)

Income tax (provision) / benefit	(4,230,055)	1,661,675	—

NET INCOME (LOSS)	$8,065,133	$3,650,766	$(176,500)

Earnings (loss) per share
Basic	$4.51	$2.21	$(0.11)

Diluted	$3.63	$1.83	$(0.11)

Weighted average shares outstanding
Basic	1,787,390	1,654,935	1,566,385

Diluted	2,219,580	1,996,176	1,566,385

The accompanying notes are an integral part of these financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Shareholders’ Equity

					Retained
	Shares	Common	Treasury	Deferred	Earnings
	Outstanding	Stock	Stock	Compensation	(Deficit)	Total
Balance at January 1, 2004	1,523,999	$10,025,711	$(1,739,206)	$(3,744)	$(5,107,947)	$3,174,814
Deferred compensation	15,000	55,200	85,800	(141,000)	—	—
Recognition of current year deferred compensation	—	—	—	20,194	—	20,194
Sale of treasury stock	74,061	123,803	424,028			547,831
Net loss	—	—	—	—	(176,500)	(176,500)

Balance at December 31, 2004	1,613,060	$10,204,714	$(1,229,378)	$(124,550)	$(5,284,447)	$3,566,339
Deferred compensation	15,000	143,700	85,800	(229,500)	—	—
Recognition of current year deferred compensation	—	—	—	61,669	—	61,669
FAS 123R compensation expense	—	634,712	—	—	—	634,712
Tax benefit from options and warrants exercised	—	108,457	—	—	—	108,457
Sale of treasury stock	127,839	2,107,861	731,208	—	—	2,839,069
Net income	—	—	—	—	3,650,766	3,650,766

Balance at December 31, 2005	1,755,899	$13,199,444	$(412,370)	$(292,381)	$(1,633,681)	$10,861,012
Deferred compensation	44,482	2,246,503	160,101	(2,406,604)	—	—
Recognition of current year deferred compensation	—	—	—	343,486	—	343,486
FAS 123R compensation expense	—	27,597	—	—	—	27,597
Tax benefit from options and warrants exercised	—	426,419	—	—	—	426,419
Sale of treasury stock	34,054	525,293	156,533		(12,216)	669,610
Exercise of 4,000 warrants for common stock	4,000	90,000	—	—	—	90,000
Net income	—	—	—	—	8,065,133	8,065,133

Balance at December 31, 2006	1,838,435	$16,515,256	$(95,736)	$(2,355,499)	$6,419,236	$20,483,257

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flow

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$8,065,133	$3,650,766	$(176,500)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation on property and equipment	69,165	39,950	40,847
Amortization of deferred compensation	343,486	61,669	20,194
(Increase) decrease in accounts receivable	(5,026,307)	(532,201)	(1,192,201)
Deferred income taxes	4,071,965	(1,661,675)	—
Stock option expense	27,597	634,712	—
(Increase) decrease in unrealized gains	(2,110,524)	(487,300)	(352,411)
Increase (decrease) in accrued liabilities	12,991,309	1,485,277	263,974
Other changes in assets and liabilities	(289,392)	(330,237)	(34,631)

Net cash provided by (used in) operating activities	18,142,432	2,860,961	(1,430,728)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(454,599)	(28,322)	(24,138)
Investment portfolio activity	(11,142,788)	(3,241,940)	958,616

Net cash (used in) provided by investing activities	(11,597,387)	(3,270,262)	934,478

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	90,000	—	—
Sale of treasury stock	669,610	2,839,069	547,831

Net cash provided by financing activities	759,610	2,839,069	547,831

CASH AND CASH EQUIVALENTS
Net change during the period	7,304,655	2,429,768	51,581
At beginning of period	2,532,334	102,566	50,985

At end of period	$9,836,989	$2,532,334	$102,566

Cash paid during the period for:
Interest	$—	$—	$1,874
Income taxes	91,000	—	—
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
Diamond Hill GP (Cayman) Ltd. (“DHGP”) was incorporated in the Cayman Islands as an exempted company on May 18, 2006 for the purpose of acting as the general partner of a Cayman Islands exempted limited partnership, which partnership will act as a master fund for Diamond Hill Offshore Ltd., a Cayman Islands exempted company; and Diamond Hill Investment Partners II, L.P., an Ohio limited partnership. Diamond Hill GP (Cayman) Ltd. has no operating activity.
Note 2 Significant Accounting Policies
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
Segment Information
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes disclosure requirements relating to operating segments in annual and interim financial statements. Management has determined that the Company operates in one business segment, namely as an investment adviser managing mutual funds, separate accounts, and private investment funds.
Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and money market funds.
Accounts Receivable
Accounts receivable are recorded when they are due and are presented in the balance sheet, net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of those individuals or entities that owe the receivable. No allowance for doubtful accounts was deemed necessary at December 31, 2006 and 2005.

Note 2 Significant Accounting Policies (Continued)
Valuation of Investment Portfolio
Investments in mutual funds are valued at their current net asset value. Investments in Private Funds are valued based on readily available market quotations. The market value adjustments on the investments are recorded in the Consolidated Statement of Income as investment returns.
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
Treasury Stock
Treasury stock purchases are accounted for under the cost method. The subsequent issuances of these shares are accounted for based on their weighted-average cost basis.
Revenue Recognition
The Company earns substantially all of its revenue from investment advisory and fund administration services. Mutual fund investment advisory and administration fees, calculated as a percentage of assets under management, are recorded as revenue as services are performed. Managed account and private investment fund clients provide for monthly or quarterly management fees, in addition to quarterly or annual performance fees.
EITF Abstract Topic No. D-96, “Accounting for Management Fees Based on a Formula,” identifies two methods by which incentive revenue may be recorded. Under “Method 1,” incentive fees are recorded at the end of the contract period; under “Method 2,” the incentive fees are recorded periodically and calculated as the amount that would be due under the formula at any point in time as if the contract was terminated at that date. Management has chosen the more conservative method (“Method 1”), in which incentive fees are recorded at the end of the contract period for the specific client in which the incentive fee applies. All clients have a contractual period that ends on December 31. Some clients also have a contractual period that ends on each calendar quarter end.

Note 2 Significant Accounting Policies (Continued)
Revenue Recognition – Mutual Fund Administration
DHCM has an administrative, fund accounting and transfer agency services agreement with Diamond Hill Funds, an Ohio business trust, under which DHCM performs certain services for each series of the trust. These services include mutual fund administration, accounting, transfer agency and other related functions. For performing these services, each series of the trust compensates DHCM a fee at an annual rate of 0.36% for Class A and Class C shares and 0.18% for Class I shares times each series’ average daily net assets. In fulfilling its role under this agreement, DHCM has engaged several third-party providers, and the cost for their services is paid by DHCM. A portion of these expenses could, and are typically, paid for directly by the Funds and are classified below as “fund related.” These expenses include, among others, fund custody, registration fees, legal and audit fees. DHCM’s agreement, however, requires that DHCM pay for all fund administration expenses, including those that could be paid directly by the Funds. In addition, DHCM finances the up-front commissions paid to brokers who sell C shares of the Diamond Hill Funds. As financer, DHCM advances the commission to the selling broker at the time of sale. This commission advance is capitalized and amortized off over 12 months to correspond with the payments DHCM receives from the principal underwriter to recoup this commission payment. Mutual fund administration (“admin”) gross and net revenue are summarized below:

	Year Ended December 31,
	2006	2005	2004
Mutual fund admin revenue, gross	$5,795,110	$1,736,346	$619,835
Mutual fund admin, fund related expense	2,183,599	927,043	340,510

Mutual fund admin revenue, net of fund related expenses	3,611,511	809,303	279,325

C-Share broker commission advance repayments	1,210,697	579,285	226,661
C-Share broker commission amortization	1,112,067	547,061	217,026

C-Share financing activity, net	98,630	32,224	9,635

Mutual fund administration revenue, net	$3,710,141	$841,527	$288,960

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
In June 2006, the FASB issued interpretation No. 48, “Accounting for the Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the potential impact of the adoption of this interpretation.
Earnings Per Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options, warrants, and restricted stock units to issue common stock were exercised.

Note 3 Investment Portfolio
As of December 31, 2006, the Company held investments worth $19.1 million and a cost basis of $16.0 million. The following table summarizes the market value of these investments over the last two fiscal years:

	Year Ended December 31,
	2006	2005
Diamond Hill Small Cap Fund	$65,371	$60,817
Diamond Hill Small-Mid Cap Fund	330,546	300,000
Diamond Hill Large Cap Fund	292,369	58,918
Diamond Hill Select Fund	342,121	300,000
Diamond Hill Long-Short Fund	295,953	60,405
Diamond Hill Financial Long-Short Fund	300,000	—
Diamond Hill Strategic Income Fund	2,916,069	1,024,171
Diamond Hill Investment Partners, L.P.	9,744,285	4,051,059
Diamond Hill Investment Partners II, L.P.	4,821,968	—

Total Investment Portfolio	$19,108,682	$5,855,370

DHCM is the managing member of the General Partner of DHIP and DHIP II, whose underlying assets consist primarily of marketable securities. The General Partner is contingently liable for all of the partnership’s liabilities. Summary financial information, including the Company’s carrying value and income from these partnerships is as follows:

	December 31,
	2006	2005	2004
Total assets	$357,375,152	$176,442,538	$40,934,365
Total liabilities	146,918,057	69,122,518	20,194,401
Net assets	210,457,095	107,320,020	20,739,964
Net income	35,961,019	20,215,378	4,519,117

DHCM’s portion of net assets	14,566,253	4,051,059	1,078,302
DHCM’s portion of net income	6,515,194	2,972,757	614,852
DHCM’s income from these partnerships includes its pro-rata capital allocation and its share of an incentive allocation from the limited partners.

Note 4 Capital Stock
Common Shares
The Company has only one class of securities, Common Shares.
Authorization of Preferred Shares
The Company’s Articles of Incorporation authorize the issuance of 1,000,000 shares of “blank check” preferred shares with such designations, rights and preferences, as may be determined from time to time by the Company’s Board of Directors. The Board of Directors is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting or other rights of the holders of the Common Shares. There were no shares of preferred stock issued or outstanding at December 31, 2006.
Note 5 Stock-Based Compensation
Equity Incentive Plans
2005 Employee and Director Equity Incentive Plan
At the Company’s annual shareholder meeting on May 12, 2005, shareholders approved the 2005 Employee and Director Equity Incentive Plan (“2005 Plan”). The 2005 Plan is intended to facilitate the Company’s ability to attract and retain staff, provide additional incentive to employees, directors and consultants, and to promote the success of the Company’s business. The Plan authorizes the issuance of Common Shares of the Company in various forms of stock or option grants. As of December 31, 2006 shares available for issuance under the Plan are 412,197. The Plan provides that the Board of Directors, or a committee appointed by the Board, may grant awards and otherwise administer the Plan.
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
401(k) Plan
The Company sponsors a 401(k) plan whereby all employees participate in the plan. Employees may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions of Common Shares of the Company with a value equal to 200 percent of the first six percent of an employee’s compensation contributed to the plan. Employees become fully vested in the matching contributions after six plan years of employment. For the years ended December 31, 2006, 2005, and 2004, expense attributable to the plan were $327,090, $238,073 and $134,478, respectively.

Note 5 Stock-Based Compensation (Continued)
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

	Year Ended December 31,
	2006	2005	2004
Net income (loss), as reported	$8,065,133	$3,650,766	$(176,500)
Add:
Stock-based employee compensation expense included in reported net income, net of related tax effects	27,597	523,505	—
Deduct:
Total stock-based employee compensation expense determined under fair value based methods for all awards net of related tax effects	(27,597)	(559,139)	(103,091)

Pro forma net income (loss)	$8,065,133	$3,615,132	$(279,591)

Earnings (loss) per share:
Basic — as reported	$4.51	$2.21	$(0.11)
Basic — pro forma	$4.51	$2.18	$(0.18)
Diluted — as reported	$3.63	$1.83	$(0.11)
Diluted — pro forma	$3.63	$1.81	$(0.18)
The fair value of options granted in 2005 was $8.84. No options were granted in 2006 or 2004. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with following weighted-average assumptions:

Dividend yield:	0.0%
Expected volatility:	28%
Expected life:	5 years
Risk-free interest rate:	3.50%

Note 5 Stock-Based Compensation (Continued)
Stock option and warrant transactions under the various plans for the past three fiscal years are summarized below:

	Options		Warrants
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding December 31, 2003	260,202	$10.58	280,400	$12.90
Granted	—	—	—	—
Expired / Forfeited	—	—	—	—
Exercised	—	—	—	—

Outstanding December 31, 2004	260,202	10.58	280,400	12.90
Exercisable December 31, 2004	154,202	14.52	280,400	12.90
Granted	71,800	28.10	—	—
Expired / Forfeited	—	—	6,000	14.38
Exercised	29,000	13.21	15,000	14.38

Outstanding December 31, 2005	303,002	14.48	259,400	12.78
Exercisable December 31, 2005	231,002	17.53	259,400	12.78
Granted	—	—	—	—
Expired / Forfeited	—	—	—	—
Exercised	19,900	12.79	10,000	17.88

Outstanding December 31, 2006	283,102	$14.60	249,400	$12.57

Exercisable December 31, 2006	243,102	$16.26	249,400	$12.57

Options and warrants outstanding and exercisable at December 31, 2006 are as follows:

Options				Warrants
	Remaining				Remaining
Number	Life	Number		Number	Life	Number
Outstanding	In Years	Exercisable	Exercise Price	Outstanding	In Years	Exercisable	Exercise Price
16,202	1.36	16,202	$73.75	11,000	0.18	11,000	$10.63
10,000	3.61	10,000	7.95	14,000	1.36	14,000	73.75
10,000	3.97	10,000	8.44	400	2.00	400	22.20
66,900	3.97	66,900	28.10	10,000	2.37	10,000	22.50
10,000	4.25	10,000	8.45	12,000	3.16	12,000	11.25
60,000	4.54	60,000	5.25	2,000	3.36	2,000	8.75
110,000	6.43	70,000	4.50	200,000	3.36	200,000	8.00

283,102	4.90	243,102		249,400	3.06	249,400

The aggregate intrinsic value of options and warrants outstanding and exercisable as of December 31, 2006 are:

Outstanding	$37,317,475
Exercisable	$34,148,275

Note 6 Operating Leases
The Company leases approximately 14,187 square feet of office space at 325 John H. McConnell Blvd, Suite 200, Columbus, Ohio 43215 under an operating lease agreement which terminates on July 31, 2013. Total lease and operating expenses for year ended December 31, 2006, 2005, and 2004 were $206,917, $139,250, and $120,000, respectively. The future minimum lease payments under the operating lease are as follows:

2007	2008	2009	2010	2011	2012	2013
$216,777	$223,870	$230,964	$238,057	$245,151	$254,018	$129,669
In addition to the above rent, the Company will also be responsible for normal operating expenses of the property. Such operating expenses were approximately $8.75 per square foot in 2006, are expected to be $9.04 in 2007 and may increase by no more than 5% annually thereafter.

Note 7 INCOME TAXES
The Company files a consolidated Federal income tax return. It is the policy of the Company to allocate the consolidated tax provision to subsidiaries as if each subsidiary’s tax liability or benefit were determined on a separate company basis. As part of the consolidated group, subsidiaries transfer to the Company their current Federal tax liability or assets.

	2006	2005	2004
Current city income tax provision (benefit)	$158,090	$—	$—
Deferred federal income tax provision (benefit)	4,071,965	(1,661,675)	—

Provision (benefit) for income taxes	$4,230,055	$(1,661,675)	$—

A reconciliation of income tax expense at the statutory federal rate to the Company’s income tax expense is as follows:

	2006	2005	2004
Income tax computed at statutory rate	$4,180,364	$676,291	$(60,010)
City income taxes, net of federal benefit	104,339	—	—
Other	(54,648)	104,594	—
Valuation allowance	—	(2,442,560)	60,010

Income tax expense (benefit)	$4,230,055	$(1,661,675)	$—

Deferred tax assets and liabilities consist of the following at December 31, 2006 and 2005:

	2006	2005
Deferred tax benefit of NOL Carryforward	$248,686	$2,627,282
Stock-based compensation	$111,207	$111,207
Unrealized (gains) losses	(2,264,114)	(964,277)
Other assets and liabilities	5,115	(4,080)

Net deferred tax assets (liabilities)	$(1,899,106)	$1,770,132

For the years ended December 31, 2006 and 2005, the Company received federal tax benefits from the exercise of stock-based compensation of $402,727 and $108,457 respectively, which resulted in an increase to equity.
As of December 31, 2006, the Company and its subsidiaries had net operating loss (NOL) carry forwards for tax purposes of approximately $731,000. These NOL’s will expire from 2016 to 2024. Any future changes in control may limit the availability of NOL carryforwards.

Note 8 Earnings Per Share
The following table sets for the computation for basic and diluted earnings (loss) per share (EPS):

	Year ended December 31,
	2006	2005	2004
Basic and Diluted net income (loss)	$8,065,133	$3,650,766	$(176,500)
Weighted average number of outstanding shares
Basic	1,787,390	1,654,935	1,566,385
Diluted	2,219,580	1,996,176	1,566,385
Earnings (loss) per share
Basic	$4.51	$2.21	$(0.11)

Diluted	$3.63	$1.83	$(0.11)

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the years ended December 31, 2006 and 2005, stock options and warrants for 30,202 were excluded from diluted EPS. Due to the net loss in 2004, diluted shares in 2004 exclude the effect of un-exercised options and warrants because the effect of their inclusion would be anti-dilutive.
Note 9 Commitments and Contingencies
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
Note 10 Subsequent Event – 2007 Tax Deduction
On January 3, 2007, February 16, 2007, and February 20, 2007 Roderick H. Dillon, Jr., the Company’s Chief Executive Officer, exercised Options and Warrants to purchase 216,500 shares of the Company’s common stock. As a result of the exercises, the Company will receive a 2007 tax deduction in the amount of $18,273,950.

ITEM 9: Changes In and Disagreements With Accountants or Accounting and Financial Disclosures - None
ITEM 9A: Controls and Procedures
Management, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this annual report. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of the end of the period covered by this annual report, the disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission’s rules and forms. There were no significant changes in the Company’s internal controls which materially affect, or are reasonable likely to materially affect, the Company’s internal controls over financial reporting.
Management’s report on our internal control over financial reporting and the related attestation report of Plante & Moran PLLC follow.
Management’s Annual Report on Internal Control Over Financial Reporting
Management of Diamond Hill Investment Group, Inc. (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Plante & Moran, PLLC, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ R. H. Dillon R. H. Dillon	/s/ James F. Laird James F. Laird
Chief Executive Officer and President	Chief Financial Officer
March 6, 2007	March 6, 2007

Report of Independent Registered Public Accounting
Firm on Internal Control Over Financial Reporting
The Shareholders and Board of Directors of
Diamond Hill Investment Group, Inc:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Diamond Hill Investment Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the years then ended, of the Company and our report dated March 6, 2007 expressed an unqualified opinion thereon.
/s/ Plante & Moran, PLLC
Columbus, Ohio
March 6, 2007

ITEM 9B: Other Information – None
PART III
ITEM 10: Directors and Executive Officers of the Registrant
Information regarding this Item 10 is incorporated by reference to our proxy statement for our 2007 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act (the “2007 Proxy Statement”), under the Captions: “Proposal 1 – Election of Directors”, “Executive Officers and Compensation Information”, “Corporate Governance”, and “Compliance with Section 16(a) of the Exchange Act.
ITEM 11: Executive Compensation
Information regarding this Item 11 is incorporated by reference to our 2007 Proxy Statement under the Captions: “Executive Officers and Compensation Information” and “Corporate Governance”.
ITEM 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding this Item 12 is incorporated by reference to our 2007 Proxy Statement under the Captions: “Security Ownership of Certain Beneficial Owners and Management” and “Executive Offices and Compensation Information”.
ITEM 13: Certain Relationships and Related Transactions
Information regarding this Item 13 is incorporated by reference to our 2007 Proxy Statement under the Caption: “Corporate Governance”.
ITEM 14: Principal Accountant Fees and Services
Information regarding this Item 14 is incorporated by reference to our 2007 Proxy Statement under the Caption: “Independent Registered Public Accounting Firms”.

PART IV:
ITEM 15: Exhibits and Financial Statement Schedules
(1) Financial Statements: See “Part II. Item 8, Financial Statements and Supplementary Data”
(2) Financial Statement Schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.
(3) Exhibits
3.1	Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference from Form 8-K Current Report for the event on May 2, 2002 filed with the SEC on May 7, 2002; File No. 000-24498.)

3.2	Code of Regulations of the Company. (Incorporated by reference from Form 8-K Current Report for the event on May, 2002 filed with the SEC on May 7, 2002; File No. 000-24498.)

10.1	Representative Investment Management Agreement between Diamond Hill Capital Management, Inc. and the Diamond Hill Funds. (Incorporated by reference from Form N1-A filed with the SEC on December 30, 2005; File No. 811-08061.)

10.2	Fourth Amended and Restated Administrative, Fund Accounting, and Transfer Agency Services Agreement between Diamond Hill Capital Management, Inc. and the Diamond Hill Funds. (Incorporated by reference from Form N1-A filed with the SEC on May 2, 2006; File No. 811-08061.)

10.3	1993 Non-Qualified and Incentive Stock Option Plan. (Incorporated by reference from Form DEF 14A filed with the SEC on July 21, 1998; File No. 000-24498.)

10.4	Employment Agreement between the Company and Roderick H. Dillon, Jr. dated August 10, 2006. (Incorporated by reference from Form 8-K Current Report filed with the SEC on August 10, 2006; file No. 000-24498.)

10.5	Employment Agreement between the Company and James F. Laird dated October 24, 2001. (Incorporated by reference from Form 10-KSB for 2002 filed with the SEC on March 28, 2003; File No. 000-24498.)

10.6	Form of Subscription Agreement for Common Shares of Diamond Hill Investment Group, Inc. executed by subscribers as part of the private placement on July 21, 2004. (Incorporated by reference from Form 10-QSB for the quarter ended September 30, 2004 filed with the SEC on November 15, 2004; File No. 000-24498.)

10.7	2005 Employee and Director Equity Incentive Plan. (Incorporated by reference from Form DEF 14A filed with the SEC on April 5, 2005; File No. 000-24498.)

10.8	2006 Performance-Based Compensation Plan. (Incorporated by reference from Form 8-K Current Report filed with the SEC on May 16, 2006; File No. 000-24498.)

10.9	Amendment to the 1993 non-Qualified and Incentive Stock Option Plan dated November 9, 2006

10.10	Amendment to Warrant Agreement between the Registrant and Roderick H. Dillon dated November 9, 2006

14.1	Code of Business Conduct and Ethics. (Incorporated by reference from Form DEF 14A filed with the SEC on April 9, 2004; File No. 000-24498.)

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm, Plante & Moran, PLLC.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Section 1350 Certifications.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:
DIAMOND HILL INVESTMENT GROUP, INC.

By: /S/R. H. Dillon
R. H. Dillon, President, Chief Executive Officer and a Director	March 16, 2007
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/R. H. Dillon R. H. Dillon and a Director	President, Chief Executive Officer,	March 16, 2007

/S/James F. Laird James F. Laird	Chief Financial Officer, Treasurer, and Secretary	March 16, 2007

/S/ David P. Lauer David P. Lauer	Director	March 16, 2007

/S/James G. Mathias James G. Mathias	Director	March 16, 2007

/S/ David R. Meuse David R. Meuse	Director	March 16, 2007

/S/ Diane D. Reynolds Diane D. Reynolds	Director	March 16, 2007

/S/ Donald B. Shackelford Donald B. Shackelford	Director	March 16, 2007