Form 10-Q
period 2007-03-31
DIAMOND HILL INVESTMENT GROUP INC
filed 2007-05-09
CIK 909108

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer: ☐      Accelerated filer: ☑      Non-accelerated filer: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☑
The number of shares outstanding of the issuer’s common stock, as of the latest practicable date, April 30, 2007 is 2,139,245 shares

DIAMOND HILL INVESTMENT GROUP, INC.

PART I            FINANCIAL INFORMATION
ITEM 1: Financial Statements
Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets (unaudited)

	3/31/2007	12/31/2006
ASSETS
Cash and cash equivalents	$4,230,734	$9,836,989
Investment portfolio	18,990,962	19,108,682
Accounts receivable	5,247,928	6,924,008
Prepaid expenses	1,139,981	869,501
Furniture and equipment, net of depreciation and other assets	587,899	497,297

Total assets	$30,197,504	$37,236,477

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	1,128,344	1,217,114
Accrued incentive compensation	2,388,330	13,637,000
Current and deferred taxes	1,899,106	1,899,106

Total Liabilities	5,415,780	16,753,220

Commitments and contingeies	—	—

Shareholders’ Equity
Common stock, no par value 7,000,000 shares authorized; 2,140,319 issued 2,138,881 outstanding at March 31, 2007 1,838,435 outstanding at December 31, 2006	19,650,661	16,515,256
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Treasury stock, at cost 1,438 shares at March 31, 2007 10,037 shares at December 31, 2006	(116,022)	(95,736)
Deferred compensation	(2,461,193)	(2,355,499)
Retained earnings	7,708,278	6,419,236

Total shareholders’ equity	24,781,724	20,483,257

Total liabilities and shareholders’ equity	$30,197,504	$37,236,477

See notes to consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
	2007	2006
REVENUES:
Investment advisory	$7,881,405	$3,381,657
Performance incentive	4,297	1,613,227
Mutual fund administration, net	1,469,041	585,232

Total revenue	9,354,743	5,580,116

OPERATING EXPENSES:
Compensation and related costs	4,667,463	3,372,511
General and administrative	566,412	247,935
Sales and marketing	101,494	57,444
Third party distribution	379,334	91,030
Mutual fund administration	552,974	316,941

Total operating expenses	6,267,677	4,085,861

NET OPERATING INCOME	3,087,066	1,494,255

Investment return	(30,460)	425,118

INCOME BEFORE TAXES	3,056,606	1,919,373

Income tax provision	(1,062,193)	(666,761)

NET INCOME	$1,994,413	$1,252,612

Earnings per share
Basic	$0.98	$0.71

Diluted	$0.91	$0.58

Weighted average shares outstanding
Basic	2,029,958	1,762,818

Diluted	2,195,772	2,172,183

See notes to consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statement of Shareholders’ Equity (unaudited)

					Retained
	Shares	Common	Treasury	Deferred	Earnings
	Outstanding	Stock	Stock	Compensation	(Deficit)	Total
Balance at January 1, 2007	1,838,435	$16,515,256	$(95,736)	$(2,355,499)	$6,419,236	$20,483,257
Deferred compensation	3,000	333,720		(333,720)	—	—
Recognition of current year deferred compensation	—	—	—	228,026	—	228,026
Issuance of stock grants	57,254	5,628,641				5,628,641
FAS 123R compensation expense	—	3,015	—	—	—	3,015
Tax benefit from options and warrants exercised	—	1,062,192	—	—	—	1,062,192
Payment of taxes withheld related to option exercises	(81,833)	(7,675,676)				(7,675,676)
Purchase of treasury stock related to option exercises	(15,554)		(1,342,148)			(1,342,148)
Sale of treasury stock	24,153	122,811	1,321,862		(705,371)	739,302
Exercise of options/warrants for common stock	313,426	3,660,702	—	—	—	3,660,702
Net income	—	—	—	—	1,994,413	1,994,413

Balance at March 31, 2007	2,138,881	$19,650,661	$(116,022)	$(2,461,193)	$7,708,278	$24,781,724

See notes to consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flow (unaudited)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,994,413	$1,252,612
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation on furniture and equipment	27,140	10,161
Amortization of deferred compensation	228,026	21,394
(Increase) decrease in accounts receivable	1,676,080	(649,339)
Increase in deferred taxes	1,062,193	666,761
Stock option expense	3,015	15,411
(Increase) decrease in unrealized gains	155,820	(378,792)
Increase (decrease) in accrued liabilities	(11,337,440)	1,074,328
Other changes in assets and liabilities	(270,480)	(78,644)

Net cash provided by (used in) operating activities	(6,461,233)	1,933,892

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(117,742)	(10,200)
Investment portfolio activity	(38,100)	(2,117,903)

Net cash used in investing activities	(155,842)	(2,128,103)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of taxes withheld on option/warrant exercises	(7,675,676)
Proceeds from common stock issuance	8,706,782	176,157
Purchase of treasury stock	(1,342,148)
Sale of treasury stock	1,321,862	64,619

Net cash provided by financing activities	1,010,820	240,776

CASH AND CASH EQUIVALENTS
Net change during the period	(5,606,255)	46,565
At beginning of period	9,836,989	2,532,334

At end of period	$4,230,734	$2,578,899

Cash paid during the period for:
Interest	—	—
Income taxes	—	—
See notes to consolidated financial statements.

Diamond Hill Investment Group, Inc.
Notes to Consolidated Financial Statements (unaudited)
Note 1 Organization
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
Accounts Receivable
Accounts receivable are recorded when they are due and are presented in the balance sheet, net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of those individuals or entities that owe the receivable. No allowance for doubtful accounts was deemed necessary at March 31, 2007 or December 31, 2006.

Note 2 Significant Accounting Policies (Continued)
Valuation of Investment Portfolio
Investments in mutual funds are valued at their current net asset value. Investments in Private Funds are valued based on readily available market quotations. The market value adjustments on the investments are recorded in the Consolidated Statement of Income as investment returns.
Limited Partnership Interests
DHCM is the managing member of Diamond Hill General Partner, LLC, the General Partner of Diamond Hill Investment Partners, LP (“DHIP”) and Diamond Hill Investment Partners II, LP (“DHIP II”), each a limited partnership whose underlying assets consist of marketable securities. DHCM’s investment in DHIP and DHIP II is accounted for using the equity method, under which DHCM’s share of the net earnings or losses from the partnership is reflected in income as earned and distributions received are reflected as reductions from the investment. Several directors, officers and employees of the Company invest in DHIP and DHIP II through Diamond Hill General Partner, LLC. These individuals receive no remuneration as a result of their personal investment in DHIP or DHIP II. The capital of Diamond Hill General Partner, LLC is not subject to a management fee or an incentive fee.
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

Note 2 Significant Accounting Policies (Continued)
Revenue Recognition – Mutual Fund Administration
DHCM has an administrative, fund accounting and transfer agency services agreement with Diamond Hill Funds, an Ohio business trust, under which DHCM performs certain services for each series of the trust. These services include mutual fund administration, accounting, transfer agency and other related functions. For performing these services, each series of the trust compensates DHCM a fee at an annual rate of 0.36% for Class A and Class C shares and 0.18% for Class I shares times each series’ average daily net assets. In fulfilling its role under this agreement, DHCM has engaged several third-party providers, and the cost for their services is paid by DHCM. A portion of these expenses could, and are typically, paid for directly by the Funds and are classified below as “fund related.” These expenses include, among others, fund custody, registration fees, legal and audit fees. DHCM’s agreement, however, requires that DHCM pay for all fund administration expenses, including those that could be paid directly by the Funds. In addition, DHCM finances the up-front commissions paid to brokers who sell C shares of the Diamond Hill Funds. As financer, DHCM advances the commission to the selling broker at the time of sale. This commission advance is capitalized and amortized over 12 months to correspond with the payments DHCM receives from the principal underwriter to recoup this commission payment. Mutual fund administration (“admin”) gross and net revenue are summarized below:

	Three Months Ended March 31,
	2007	2006
Mutual fund admin revenue, gross	$2,036,346	$1,043,371
Mutual fund admin, fund related expense	576,821	477,451

Mutual fund admin revenue, net of fund related expenses	1,459,525	565,920

C-Share broker commission advance repayments	412,200	245,520
C-Share broker commission amortization	402,684	226,208

C-Share financing activity, net	9,516	19,312

Mutual fund administration revenue, net	$1,469,041	$585,232

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

Note 3 Investment Portfolio
As of March 31, 2007, the Company held investments worth approximately $19.0 million with a cost basis of approximately $16.0 million. The following table summarizes the market value of these investments as of March 31, 2007 and December 31, 2006:

	March 31,	December 31,
	2007	2006
Diamond Hill Small Cap Fund	$65,084	$65,371
Diamond Hill Small-Mid Cap Fund	333,879	330,546
Diamond Hill Large Cap Fund	293,795	292,369
Diamond Hill Select Fund	343,960	342,121
Diamond Hill Long-Short Fund	292,934	295,953
Diamond Hill Financial Long-Short Fund	294,689	300,000
Diamond Hill Strategic Income Fund	3,004,922	2,916,069
Diamond Hill Investment Partners, L.P.	9,612,083	9,744,285
Diamond Hill Investment Partners II, L.P.	4,749,616	4,821,968

Total Investment Portfolio	$18,990,962	$19,108,682

DHCM is the managing member of the General Partner of DHIP and DHIP II, whose underlying assets consist primarily of marketable securities. The General Partner is contingently liable for all of the partnership’s liabilities. Summary financial information, including the Company’s carrying value and income from these partnerships at March 31, 2007 and December 31, 2006 and for the three and twelve months then ended, is as follows:

	March 31,	December 31,
	2007	2006
Total assets	$397,790,171	$357,375,152
Total liabilities	131,782,049	146,918,057
Net assets	266,008,122	210,457,095
Net income	(4,148,973)	35,961,019

DHCM’s portion of net assets	14,361,699	14,566,253
DHCM’s portion of net income	(204,555)	6,515,194
DHCM’s income from these partnerships includes its pro-rata capital allocation and its share of an incentive allocation from the limited partners.

Note 4 Capital Stock
Common Shares
The Company has only one class of securities, Common Shares.
Authorization of Preferred Shares
The Company’s Articles of Incorporation authorize the issuance of 1,000,000 shares of “blank check” preferred shares with such designations, rights and preferences, as may be determined from time to time by the Company’s Board of Directors. The Board of Directors is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting or other rights of the holders of the Common Shares. There were no shares of preferred stock issued or outstanding at March 31, 2007 or December 31, 2006.
Note 5 Stock-Based Compensation
Equity Incentive Plans
2005 Employee and Director Equity Incentive Plan
At the Company’s annual shareholder meeting on May 12, 2005, shareholders approved the 2005 Employee and Director Equity Incentive Plan (“2005 Plan”). The 2005 Plan is intended to facilitate the Company’s ability to attract and retain staff, provide additional incentive to employees, directors and consultants, and to promote the success of the Company’s business. The Plan authorizes the issuance of Common Shares of the Company in various forms of stock or option grants. As of March 31, 2007 shares available for issuance under the Plan are 443,250. The Plan provides that the Board of Directors, or a committee appointed by the Board, may grant awards and otherwise administer the Plan.
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
401(k) Plan
The Company sponsors a 401(k) plan whereby all employees participate in the plan. Employees may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions of Common Shares of the Company with a value equal to 200 percent of the first six percent of an employee’s compensation contributed to the plan. Employees become fully vested in the matching contributions after six plan years of employment. For the three months ended March 31, 2007 and 2006, expense attributable to the plan was $100,985 and $71,393, respectively.

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
No options were granted in 2007 or 2006.

Note 5 Stock-Based Compensation (Continued)
Stock option and warrant transactions under the various plans are summarized below:

	Options		Warrants
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Oustanding December 31, 2005	303,002	14.48	259,400	12.78
Granted	—	—	—	—
Expired / Forfeited	—	—	—	—
Exercised	5,000	14.38	2,000	11.25

Oustanding March 31, 2006	298,002	$14.48	257,400	$12.79

Oustanding December 31, 2006	283,102	14.60	249,400	12.57
Granted	—	—	—	—
Expired / Forfeited	—	—	2,000	10.63
Exercised	114,002	20.29	222,000	8.65

Oustanding March 31, 2007	169,100	$10.76	25,400	$47.00
				~~~~~~~ ~~~~~~~
Exercisable March 31, 2007	129,100	$12.70	25,400	$47.00

The company withheld from issuance 81,833 shares of the 222,000 warrants exercised to fulfill tax withholding requirements related to employee compensation earned on the exercises.
Options and warrants outstanding and exercisable at March 31, 2007 are as follows:

Options				Warrants
	Remaing				Remaing
Number	Life	Number		Number	Life	Number
Outstanding	In Years	Exercisable	Exercise Price	Outstanding	In Years	Exercisable	Exercise Price
10,000	3.36	10,000	7.95	14,000	1.12	14,000	73.75
10,000	3.72	10,000	8.44	400	1.76	400	22.20
39,100	3.73	39,100	28.10	3,000	2.12	3,000	22.50
10,000	4.01	10,000	8.45	6,000	2.92	6,000	11.25
30,000	4.30	30,000	5.25	2,000	3.12	2,000	8.75
70,000	6.19	30,000	4.50

169,100	4.84	129,100		25,400	1.83	25,400

The aggregate intrinsic value of options and warrants outstanding and exercisable as of March 31, 2007 are:
Outstanding     $15,952,230
Exercisable     $12,231,830

Note 6 Operating Leases
The Company leases approximately 14,187 square feet of office space at 325 John H. McConnell Blvd, Suite 200, Columbus, Ohio 43215 under an operating lease agreement which terminates on July 31, 2013. Total lease and operating expenses for the three months ended March 31, 2007 and 2006 were $68,549, and $38,668, respectively. The future minimum lease payments under the operating lease are as follows:

2007	2008	2009	2010	2011	2012	2013
$181,592	$223,870	$230,964	$238,057	$245,151	$254,018	$129,669
In addition to the above rent, the Company will also be responsible for normal operating expenses of the property. Such operating expenses were approximately $8.75 per square foot in 2006, are expected to be $9.04 in 2007 and may increase by no more than 5% annually thereafter.
Note 7 Income Taxes
The provision for income taxes for the three months ended March 31, 2007 and 2006 consists of the federal and city income taxes.
The exercise of stock options and warrants during the three months ended March 31, 2007 resulted in a tax deduction of $20.9 million, and a corresponding tax benefit of $7.5 million. In accordance with GAAP, this tax benefit is not reflected in the consolidated statements of income or in earnings per share. $1.062 million of this $7.5 million tax benefit has been recorded as a reduction of taxes payable and a corresponding increase in shareholders’ equity. While the consolidated statements of income reflect a $1.062 million tax expense for the quarter, the Company will not pay any income tax related to the first quarter earnings.
The tax benefit will reduce taxes payable in future periods until cumulative pre-tax income exceeds $20.9 million.
Note 8 Earnings Per Share
The following table sets for the computation for basic and diluted earnings (loss) per share (EPS):

	Three Months Ended March 31,
	2007	2006
Basic and Diluted net income	$1,994,413	$1,252,612
Weighted average number of outstanding shares
Basic	2,029,958	1,762,818
Diluted	2,195,772	2,172,183
Earnings per share
Basic	$0.98	$0.71

Diluted	$0.91	$0.58

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
Throughout this quarterly report on Form 10-Q, the Company may make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to, among other things, such matters as anticipated operating results, prospects for achieving the critical threshold of assets under management, technological developments, economic trends (including interest rates and market volatility), expected transactions and acquisitions and similar matters. The words “expect,” “estimate,” “may” and similar expressions identify forward-looking statements that speak only as of the date thereof. While the Company believes that the assumptions underlying its forward-looking statements are reasonable, investors are cautioned that any of the assumptions could prove to be inaccurate and accordingly, the actual results and experiences of the Company could differ materially from the anticipated results or other expectations expressed by the Company in its forward-looking statements. Factors that could cause such actual results or experiences to differ from results discussed in the forward-looking statements include, but are not limited to: the adverse effect from a decline in the securities markets; a decline in the performance of the Company’s products; changes in interest rates; a general downturn in the economy; changes in government policy and regulation, including monetary policy; changes in the Company’s ability to attract or retain key employees; unforeseen costs and other effects related to legal proceedings or investigations of governmental and self-regulatory organizations; and other risks identified from time-to-time in the Company’s other public documents on file with the SEC.
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
In this section we discuss and analyze the consolidated results of operations for the three month periods ending March 31, 2007 and 2006 and other factors that may affect future financial performance. This discussion should be read in conjunction with the consolidated Financial Statements, Notes to the Consolidated Financial Statements, and Selected Financial Data.
The Company’s revenue is derived primarily from investment advisory and administration fees received from Diamond Hill Funds and investment advisory and performance incentive fees received from separate accounts and private investment funds. Investment advisory and administration fees paid to the Company are based primarily on the value of the investment portfolios managed by the Company and fluctuate with changes in the total value of the assets under management. Such fees are recognized in the period that the Company manages these assets. Performance incentive fees are 20% annually on the amount of client investment performance in excess of a 5% annual return hurdle. Because performance incentive fees are based primarily on the performance of client accounts, they will be volatile from period to period. The Company’s major expense is employee compensation and benefits.

The following is a summary of the firm’s assets under management (“AUM”) by product and objective as of March 31, 2007 and 2006:

	Assets Under Management by Product
	As of March 31,
(in millions)	2007	2006	% Change

Mutual funds	$2,829	$1,338	111%
Separate accounts	923	711	30%
Private investment funds	417	133	214%

Total	$4,169	$2,182	91%

	Assets Under Management by Objective
	As of March 31,
(in millions)	2007	2006	% Change

Small and Small-Mid Cap	$762	$707	8%
Large Cap and Select	980	524	87%
Long-Short	2,137	720	197%
Strategic and fixed income	290	231	26%

Total	$4,169	$2,182	91%

Consolidated Results of Operations
The following is a discussion of the consolidated results of operations of the Company and a detailed discussion of the Company’s revenues and expenses.

	Three Months Ended
	March 31,
	2007	2006	% Change

Net income (in thousands)	$1,994	$1,253	59%

Net income (loss) per share
Basic	$0.98	$0.71	38%
Diluted	$0.91	$0.58	57%

Weighted average shares outstanding (in thousands)
Basic	2,030	1,763
Diluted	2,196	2,172

Three Months ended March 31, 2007 compared with Three Months Ended March 31, 2006
The Company posted net income of $1,994,413 ($0.91 per diluted share) for the three months ended March 31, 2007, compared with net income of $1,252,612 ($0.58 per diluted share) for the three months ended March 31, 2006. The increase in profitability is primarily attributable to the Company’s investment advisory fee and mutual fund administration fee increase due to an increase in AUM of $2.0 billion quarter over quarter. This increase was partially offset by low performance incentive fees due to weak investment performance during the quarter.
Operating expenses increased by 53% year over year primarily driven by the following:
▪	Employee compensation expense increased by 38%, or $1.3 million due primarily to an increase of staff, primarily on the investment team.

▪	Consistent with continued growth in mutual fund assets under management, mutual fund administration expense increased by 74%, or $236 thousand.

▪	Consistent with higher investment advisory fees, third party distribution expenses increased by 316%, or $288 thousand. A large portion of this increase was fees paid to a third party placement firm hired beginning in mid-2006 to distribute the private investment funds.
Revenue

	Three Months Ended
	March 31,
(in Thousands)	2007	2006	% Change

Investment advisory	$7,882	$3,382	133%
Performance incentive	4	1,613	-100%
Mutual fund administration, net	1,469	585	151%

Total	$9,355	$5,580	68%

As a percent of total first quarter 2007 revenues, investment advisory fees account for 84% and mutual fund administration makes up the remaining 16% compared to the first quarter of 2006 where investment advisory fees were 61%, performance incentive fees were 29%, and mutual fund administration fees were 10%.
Investment Advisory Fees. Investment advisory fees are calculated as a percent of average net assets under management at various levels depending on the investment product. The Company’s average advisory fee rate for the three months ended March 31, 2007 was 0.80% compared to 0.73% for the three months ended March 31, 2006. This increase was mainly due to the increase in assets under management in the long-short products, which have a higher advisory fee. The overall increase in investment advisory fees was primarily due to an increase in AUM of $2.0 billion quarter over quarter. The largest increase came from the Diamond Hill Long-Short fund which increased $1.0 billion, or 192% quarter over quarter.
Performance Incentive Fees. Performance incentive fees are equal to 20% of the performance increase in client accounts after a 5% annual hurdle is achieved. The fees are dependent on both assets under management and absolute investment performance in client accounts and will be volatile from period to period. Incentive fee AUM totaled $480 million at March 31, 2007 compared to $147 million at March 31, 2006. Incentive fees for the first quarter of 2007 were minimal. In June 2006, the Company launched two private investment funds, which provide for an incentive fee. In conjunction with the launch of these two funds, a third party placement firm was hired to market the new funds as well as the Company’s existing private investment fund. To date efforts by the third party placement firm have been successful.
Mutual Fund Administration Fees. Mutual fund administration fees are calculated as a percent of average net assets under administration in the Diamond Hill Funds. The Company earns 0.36% on Class A and Class C shares and 0.18% on Class I shares. As assets in the Funds have grown the Company has realized certain economies of scale; and as a result, the Company has lowered its administration fees by approximately 10% in each of the last two years to pass on those economies of scale to fund shareholders. The Company lowered its administration fees again effective April 30, 2007 to 0.32% for Class A and Class C shares. Class I share fees remained unchanged at 0.18%. Despite lowering fees by 10% during 2006, fund administration revenues increased by $900 thousand quarter over quarter.

Expenses

	Three Months Ended
	March 31,
(in Thousands)	2007	2006	% Change

Compensation and related costs	$4,668	$3,373	38%
General and administrative	566	248	128%
Sales and marketing	102	57	79%
Third party distribution	379	91	316%
Mutual fund administration	553	317	74%

Total	$6,268	$4,086	53%

Compensation and Related Costs. Employee compensation and benefits increased by $1.3 million, or 38%, during the three months ended March 31, 2007 compared to March 31, 2006. This increase is primarily due to an increase in staff, primarily on the investment team.
General and Administrative. The increase in general and administrative expenses of $318 thousand, or 128%, resulted from additional investment research costs and additional rent expense associated with the larger office space the Company moved into during 2006.
Sales and Marketing. Sales and marketing expenses increased by $45 thousand, or 79%. This increase was primarily due to increased travel and entertainment expense incurred related to new business.
Third Party Distribution. Third party distribution expense represents payments made to third party intermediaries directly related to sales made by those parties of the Company’s investment products. The quarter over quarter increases directly correspond to the increase in investment advisory fees earned by the Company.
Mutual Fund Administration. Mutual fund administration expense increased by $236 thousand. A large portion of mutual fund administration expense is calculated based on a percent of assets under administration in the Diamond Hill Funds. The quarter over quarter increases are consistent with the continued growth in assets under administration.
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
As of March 31, 2007, the Company had working capital of approximately $23.1 million compared to $19.1 million at December 31, 2006. Working capital includes cash, securities owned and accounts and notes receivable, net of all liabilities. The Company has no debt and its available working capital is expected to be sufficient to cover current expenses. The Company does not expect any material capital expenditures during 2007.

DIAMOND HILL INVESTMENT GROUP, INC
ITEM 3: Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in the information provided in Item 7A of the Form 10-K Annual Report for 2006.
ITEM 4: Controls and Procedures
Management, including the Chief Executive Officer and the Chief Financial Officer have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonable likely to material affect, internal control over financial reporting.
PART II: OTHER INFORMATION
ITEM 1: Legal Proceedings – None
ITEM 1A: Risk Factors
There has been no material change to the information provided in Item 1A of the Form 10-K Annual Report for 2006.
ITEM 2: Unregistered Sales of Equity Securities and use of Proceeds – None
ITEM 3: Defaults Upon Senior Securities – None
ITEM 4: Submission of Matters to a Vote of Security Holders – None
ITEM 5: Other Information – None

DIAMOND HILL INVESTMENT GROUP, INC
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

DIAMOND HILL INVESTMENT GROUP, INC
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:
DIAMOND HILL INVESTMENT GROUP, INC.

Signature	Title	Date

/s/ R. H. Dillon R. H. Dillon	President, Chief Executive Officer, and a Director	May 9, 2007

/s/ James F. Laird James F. Laird	Chief Financial Officer, Treasurer, and Secretary	May 9, 2007