Form 10-Q
period 2007-06-30
DIAMOND HILL INVESTMENT GROUP INC
filed 2007-08-09
CIK 909108

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Yes:   ☐     No:   ☑
The number of shares outstanding of the issuer’s common stock, as of the latest practicable date, August 6, 2007, is 2,189,351 shares.

DIAMOND HILL INVESTMENT GROUP, INC

PART I FINANCIAL INFORMATION
ITEM 1: Financial Statements
Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	6/30/2007	12/31/2006
	(Unaudited)
ASSETS
Cash and cash equivalents	$10,825,475	$9,836,989
Investment portfolio	19,107,697	19,108,682
Accounts receivable	5,700,773	6,924,008
Prepaid expenses	1,186,333	869,501
Furniture and equipment, net of depreciation and other assets	673,125	497,297

Total assets	$37,493,403	$37,236,477

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	972,411	1,217,114
Accrued incentive compensation	5,951,580	13,637,000
Current and deferred taxes	1,456,296	1,899,106

Total Liabilities	8,380,287	16,753,220

Commitments and contingencies	—	—

Shareholders’ Equity
Common stock, no par value 7,000,000 shares authorized; 2,189,225 issued 2,188,930 outstanding at June 30, 2007 1,838,435 outstanding at December 31, 2006	22,543,603	16,515,256
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Treasury stock, at cost 295 shares at June 30, 2007 10,037 shares at December 31, 2006	(24,058)	(95,736)
Deferred compensation	(3,526,647)	(2,355,499)
Retained earnings	10,120,218	6,419,236

Total shareholders’ equity	29,113,116	20,483,257

Total liabilities and shareholders’ equity	$37,493,403	$37,236,477

See notes to consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUES:
Investment advisory	$8,882,560	$4,548,351	$16,763,965	$7,930,008
Performance incentive	—	896,647	4,297	2,509,874
Mutual fund administration, net	1,486,279	803,961	2,955,320	1,389,193

Total revenue	10,368,839	6,248,959	19,723,582	11,829,075

OPERATING EXPENSES:
Compensation and related costs	5,221,522	3,546,356	9,888,985	6,918,868
General and administrative	585,734	262,215	1,152,146	510,150
Sales and marketing	140,316	75,298	241,810	132,742
Third party distribution	343,926	110,889	723,261	201,919
Mutual fund administration	655,582	448,414	1,208,556	765,354

Total operating expenses	6,947,080	4,443,172	13,214,758	8,529,033

NET OPERATING INCOME	3,421,759	1,805,787	6,508,824	3,300,042

Investment return	229,586	364,982	199,126	790,100

INCOME BEFORE TAXES	3,651,345	2,170,769	6,707,950	4,090,142

Income tax provision	(1,237,749)	(802,601)	(2,299,941)	(1,469,362)

NET INCOME	$2,413,596	$1,368,168	$4,408,009	$2,620,780

Earnings per share
Basic	$1.12	$0.77	$2.11	$1.48

Diluted	$1.05	$0.62	$1.97	$1.20

Weighted average shares outstanding
Basic	2,155,705	1,775,339	2,093,282	1,765,018

Diluted	2,302,087	2,200,261	2,240,037	2,184,152

See notes to consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statement of Shareholders’ Equity (unaudited)

	Shares	Common	Treasury	Deferred	Retained
	Outstanding	Stock	Stock	Compensation	Earnings	Total
Balance at January 1, 2007	1,838,435	$16,515,256	$(95,736)	$(2,355,499)	$6,419,236	$20,483,257
Deferred compensation	18,000	1,693,620		(1,693,620)	—	—
Recognition of current year deferred compensation	—	—	—	522,472	—	522,472
Issuance of stock grants	57,254	5,628,641				5,628,641
FAS 123R compensation expense	—	5,472	—	—	—	5,472
Tax benefit from options and warrants exercised	—	2,330,573	—	—	—	2,330,573
Payment of taxes withheld related to option exercises	(85,518)	(8,020,273)				(8,020,273)
Purchase of treasury stock related to option exercises	(15,585)		(1,344,958)			(1,344,958)
Sale of treasury stock	25,327	138,423	1,416,636		(707,027)	848,032
Exercise of options/warrants for common stock	351,017	4,251,891	—	—	—	4,251,891
Net income	—	—	—	—	4,408,009	4,408,009

Balance at June 30, 2007	2,188,930	$22,543,603	$(24,058)	$(3,526,647)	$10,120,218	$29,113,116

See notes to consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flow (unaudited)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$4,408,009	$2,620,780
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation on furniture and equipment	78,761	21,500
Amortization of deferred compensation	522,472	63,045
(Increase) decrease in accounts receivable	1,223,235	(1,293,003)
Increase in deferred taxes	1,762,158	1,409,360
Stock option expense	5,472	21,567
(Increase) decrease in unrealized gains	84,217	(660,086)
Increase (decrease) in accrued liabilities	(7,930,122)	3,769,577
Other changes in assets and liabilities	(316,832)	(88,707)

Net cash provided by (used in) operating	(162,630)	5,864,033

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(254,589)	(157,137)
Investment portfolio activity	(83,232)	(6,746,828)

Net cash used in investing activities	(337,821)	(6,903,965)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of taxes withheld on option/warrant exercises	(8,020,273)
Proceeds from common stock issuance	9,580,888	147,796
Purchase of treasury stock	(1,344,958)
Sale of treasury stock	1,273,280	177,003

Net cash provided by financing activities	1,488,937	324,799

CASH AND CASH EQUIVALENTS
Net change during the period	988,486	(715,133)
At beginning of period	9,836,989	2,532,334

At end of period	$10,825,475	$1,817,201

Cash paid during the period for:
Interest	—	—
Income taxes	486,207	60,000
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
Accounts Receivable
Accounts receivable are recorded when they are due and are presented in the balance sheet, net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of those individuals or entities that owe the receivable. No allowance for doubtful accounts was deemed necessary at June 30, 2007 or December 31, 2006.

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

Note 2 Significant Accounting Policies (Continued)
Revenue Recognition — Mutual Fund Administration
DHCM has an administrative, fund accounting and transfer agency services agreement with Diamond Hill Funds, an Ohio business trust, under which DHCM performs certain services for each series of the trust. These services include mutual fund administration, accounting, transfer agency and other related functions. For performing these services, each series of the trust compensates DHCM a fee at an annual rate of 0.32% for Class A and Class C shares and 0.18% for Class I shares times each series’ average daily net assets. Effective April 30, 2007, DHCM reduced the fee it charges for administrative services from 0.36% to 0.32% for Class A and Class C shares. In fulfilling its role under this agreement, DHCM has engaged several third-party providers, and the cost for their services is paid by DHCM. A portion of these expenses could, and are typically, paid for directly by the Funds and are classified below as “fund related.” These expenses include, among others, required mailings, registration fees, legal and audit fees. DHCM’s agreement, however, requires that DHCM pay for essentially all fund administration expenses, including those that could be paid directly by the Funds. In addition, DHCM finances the up-front commissions paid to brokers who sell C shares of the Diamond Hill Funds. As financer, DHCM advances the commission to the selling broker at the time of sale. This commission advance is capitalized and amortized over 12 months to correspond with the payments DHCM receives from the principal underwriter to recoup this commission payment. Mutual fund administration (“admin”) gross and net revenue are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Mutual fund admin revenue, gross	$2,124,197	$1,299,598	$4,160,543	$2,342,969
Mutual fund admin, fund related expense	661,738	521,876	1,238,559	999,327

Mutual fund admin revenue, net of fund related expenses	1,462,459	777,722	2,921,984	1,343,641

C-Share broker commission advance repayments	500,946	285,575	913,146	531,095
C-Share broker commission amortization	477,126	259,336	879,810	485,544

C-Share financing activity, net	23,820	26,239	33,336	45,551

Mutual fund administration revenue, net	$1,486,279	$803,961	$2,955,320	$1,389,193

Income Taxes
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109 — Accounting for Income Taxes (“SFAS 109”). Net deferred tax asset or liability is determined based on the tax effects of the various temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.
Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 - Accounting for the Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS 109. As a result of the implementation of FIN 48, the company recognized no adjustment in the net liability for unrecognized tax benefits.
Earnings Per Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options, warrants, and restricted stock units to issue common stock were exercised.

Note 3 Investment Portfolio
As of June 30, 2007, the Company held investments worth approximately $19.1 million with a cost basis of approximately $16.1 million. The following table summarizes the market value of these investments as of June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006
Diamond Hill Small Cap Fund	$69,411	$65,371
Diamond Hill Small-Mid Cap Fund	352,966	330,546
Diamond Hill Large Cap Fund	309,305	292,369
Diamond Hill Select Fund	365,113	342,121
Diamond Hill Long-Short Fund	295,953	295,953
Diamond Hill Financial Long-Short Fund	303,732	300,000
Diamond Hill Strategic Income Fund	3,006,770	2,916,069
Diamond Hill Investment Partners, L.P.	9,645,448	9,744,285
Diamond Hill Investment Partners II, L.P.	4,758,999	4,821,968

Total Investment Portfolio	$19,107,697	$19,108,682

DHCM is the managing member of the General Partner of DHIP and DHIP II, whose underlying assets consist primarily of marketable securities. The General Partner is contingently liable for all of the partnership’s liabilities. Summary financial information, including the Company’s carrying value and income from these partnerships at June 30, 2007 and December 31, 2006 and for the six and twelve months then ended, is as follows:

	June 30,	December 31,
	2007	2006
Total assets	$416,309,995	$357,375,152
Total liabilities	126,356,400	146,918,057
Net assets	289,953,595	210,457,095
Net income (loss)	(4,384,434)	35,961,019

DHCM’s portion of net assets	14,404,447	14,566,253
DHCM’s portion of net income (loss)	(166,103)	6,515,194
DHCM’s income from these partnerships includes its pro-rata capital allocation and its share of any incentive allocation from the limited partners.

Note 4 Capital Stock
Common Shares
The Company has only one class of securities, Common Shares.
Authorization of Preferred Shares
The Company’s Articles of Incorporation authorize the issuance of 1,000,000 shares of “blank check” preferred shares with such designations, rights and preferences, as may be determined from time to time by the Company’s Board of Directors. The Board of Directors is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting or other rights of the holders of the Common Shares. There were no shares of preferred stock issued or outstanding at June 30, 2007 or December 31, 2006.
Note 5 Stock-Based Compensation
Equity Incentive Plans
2005 Employee and Director Equity Incentive Plan
At the Company’s annual shareholder meeting on May 12, 2005, shareholders approved the 2005 Employee and Director Equity Incentive Plan (“2005 Plan”). The 2005 Plan is intended to facilitate the Company’s ability to attract and retain staff, provide additional incentive to employees, directors and consultants, and to promote the success of the Company’s business. The Plan authorizes the issuance of Common Shares of the Company in various forms of stock or option grants. As of June 30, 2007 shares available for issuance under the Plan are 443,250. The Plan provides that the Board of Directors, or a committee appointed by the Board, may grant awards and otherwise administer the Plan.
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
401(k) Plan
The Company sponsors a 401(k) plan whereby all employees participate in the plan. Employees may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions of Common Shares of the Company with a value equal to 200 percent of the first six percent of an employee’s compensation contributed to the plan. Employees become fully vested in the matching contributions after six plan years of employment. For the three months ended June 30, 2007 and 2006, expense attributable to the plan was $108,692 and $78,402, respectively. For the six months ended June 30, 2007 and 2006, expense attributable to the plan was $209,677 and $149,795.

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
No options were granted in 2007 or 2006.

Note 5 Stock-Based Compensation (Continued)
Stock option and warrant transactions under the various plans are summarized below:

	Options		Warrants
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding December 31, 2005	303,002	14.48	259,400	12.78
Granted	—	—	—	—
Expired / Forfeited	—	—	—	—
Exercised	5,200	14.90	2,000	11.25

Outstanding June 30, 2006	297,802	$14.47	257,400	$12.79

Outstanding December 31, 2006	283,102	14.60	249,400	12.57
Granted	—	—	—	—
Expired / Forfeited	—	—	2,000	10.63
Exercised	151,602	19.16	222,000	8.65

Outstanding June 30, 2007	131,500	$9.34	25,400	$47.00

Exercisable June 30, 2007	111,500	$10.20	25,400	$47.00

The company withheld from issuance 85,518 shares of the 373,602 warrants and options exercised in 2007 to fulfill tax withholding requirements related to employee compensation earned on the exercises.
Options and warrants outstanding and exercisable at June 30, 2007 are as follows:

Options				Warrants
	Remaing				Remaing
Number	Life	Number		Number	Life	Number
Outstanding	In Years	Exercisable	Exercise Price	Outstanding	In Years	Exercisable	Exercise Price
10,000	3.12	10,000	7.95	14,000	0.87	14,000	73.75
10,000	3.47	10,000	8.44	400	1.51	400	22.20
21,500	3.48	21,500	28.10	3,000	1.87	3,000	22.50
10,000	3.76	10,000	8.45	6,000	2.67	6,000	11.25
20,000	4.05	20,000	5.25	2,000	2.87	2,000	8.75
60,000	5.94	40,000	4.50

131,500	4.68	111,500		25,400	1.58	25,400

The aggregate intrinsic value of options and warrants outstanding and exercisable as of June 30, 2007 are:

Outstanding	$11,803,149
Exercisable	$10,079,949

Note 6 Operating Leases
The Company leases 14,187 square feet of office space at 325 John H. McConnell Blvd, Suite 200, Columbus, Ohio 43215 under an operating lease agreement which terminates on July 31, 2013. Total lease and operating expenses for the three months ended June 30, 2007 and 2006 were $64,217, and $38,250, respectively. Total lease and operating expenses for the six months ended June 30, 2007 and 2006 were $132,765 and $76,500, respectively. The future minimum lease payments under the operating lease are approximately as follows:

2007	2008	2009	2010	2011	2012	2013
$121,000	$224,000	$231,000	$238,000	$245,000	$254,000	$130,000
In addition to the above rent, the Company will also be responsible for normal operating expenses of the property. Such operating expenses were approximately $8.75 per square foot in 2006, are expected to be $9.04 in 2007 and may increase by no more than 5% annually thereafter.
Note 7 Income Taxes
The provision for income taxes for the three and six months ended June 30, 2007 and 2006 consists of the federal and city income taxes.
The exercise of stock options and warrants during the six months ended June 30, 2007 resulted in a tax deduction of $22 million, and a corresponding tax benefit of $7.9 million. In accordance with GAAP, this tax benefit is not reflected in the consolidated statements of income or in earnings per share. $2.4 million of this $7.9 million tax benefit has been recorded as a reduction of taxes payable and a corresponding increase in shareholders’ equity. While the consolidated statements of income reflect a $1.237 and $2.300 million tax expense for the three and six months ending June 30, 2007, respectively, the Company will not pay any income tax related to the first six months earnings. The tax benefit will reduce taxes payable in future periods until cumulative pre-tax income exceeds $22 million.
Note 8 Earnings Per Share
The following table sets for the computation for basic and diluted earnings per share (EPS):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic and Diluted net income	$2,413,596	$1,368,168	$4,408,009	$2,620,780
Weighted average number of outstanding shares
Basic	2,155,705	1,775,339	2,093,282	1,765,018
Diluted	2,302,087	2,200,261	2,240,037	2,184,152
Earnings per share
Basic	$1.12	$0.77	$2.11	$1.48

Diluted	$1.05	$0.62	$1.97	$1.20

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the three and six months ended June 30, 2006, stock options and warrants for 30,202 were excluded from the diluted EPS.
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
In this section we discuss and analyze the consolidated results of operations for the three and six month periods ending June 30, 2007 and 2006 and other factors that may affect future financial performance. This discussion should be read in conjunction with the Consolidated Financial Statements, Notes to the Consolidated Financial Statements, and Selected Financial Data.
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

The following is a summary of the firm’s assets under management (“AUM”) by product and objective as of June 30, 2007 and 2006:

	Assets Under Management by Product
	As of June 30,
(in millions)	2007	2006	% Change

Mutual funds	$2,976	$1,868	59%
Separate accounts	1,025	716	43%
Private investment funds	478	150	219%

Total	$4,479	$2,734	64%

	Assets Under Management by Objective
	As of June 30,
(in millions)	2007	2006	% Change

Small and Small-Mid Cap	$734	$774	-5%
Large Cap and Select	1,062	737	44%
Long-Short	2,380	992	140%
Strategic and fixed income	303	230	32%

Total	$4,479	$2,734	64%

Consolidated Results of Operations
The following is a discussion of the consolidated results of operations of the Company and a detailed discussion of the Company’s revenues and expenses.

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change

Net income (in thousands)	$2,414	$1,368	76%	$4,408	$2,621	68%

Net income (loss) per share
Basic	$1.12	$0.77	45%	$2.11	$1.48	43%
Diluted	$1.05	$0.62	69%	$1.97	$1.20	64%

Weighted average shares outstanding (in thousands)
Basic	2,156	1,775		2,093	1,765
Diluted	2,302	2,200		2,240	2,184

Three Months ended June 30, 2007 compared with Three Months Ended June 30, 2006
The Company generated net income of $2,413,596 ($1.05 per diluted share) for the three months ended June 30, 2007, compared with net income of $1,368,168 ($0.62 per diluted share) for the three months ended June 30, 2006. The increase in profitability is primarily attributable to the Company’s investment advisory fee and mutual fund administration fee increase due to an increase in AUM of $1.7 billion year over year. This increase was partially offset by no performance incentive fees due to investment performance not exceeding the minimum hurdle during the quarter.

Revenue

	Three Months Ended
	June 30,
(in Thousands)	2007	2006	% Change

Investment advisory	$8,883	$4,548	95%
Performance incentive	—	897	-100%
Mutual fund administration, net	1,486	804	85%

Total	$10,369	$6,249	66%

As a percent of total second quarter 2007 revenues, investment advisory fees account for 86% and mutual fund administration makes up the remaining 14% compared to the second quarter of 2006 where investment advisory fees were 73%, performance incentive fees were 14%, and mutual fund administration fees were 13%.
Investment Advisory Fees. Investment advisory fees are calculated as a percent of average net assets under management at various levels depending on the investment product. The Company’s average advisory fee rate for the three months ended June 30, 2007 was 0.81% compared to 0.71% for the three months ended June 30, 2006. This increase was mainly due to the increase in assets under management in the long-short products, which have a higher advisory fee. The overall increase in investment advisory fees was primarily due to an increase in AUM of $1.7 billion year over year.
Performance Incentive Fees. Performance incentive fees are equal to 20% of the performance increase in client accounts after a 5% annual hurdle is achieved. The fees are dependent on both assets under management and absolute investment performance in client accounts and will be volatile from period to period. Incentive fee AUM totaled $614 million at June 30, 2007 compared to $197 million at June 30, 2006. Incentive fees for the second quarter of 2007 were zero due to investment performance not exceeding the minimum hurdle during the quarter.
Mutual Fund Administration Fees. Mutual fund administration fees are calculated as a percent of average net assets under administration in the Diamond Hill Funds. The Company earns 0.32% on Class A and Class C shares and 0.18% on Class I shares. As assets in the Funds have grown the Company has realized certain economies of scale; and as a result, the Company has lowered its administration fees by approximately 10% in each of the last two years to pass on those economies of scale to fund shareholders. The Company lowered its administration fees again effective April 30, 2007 from 0.36% to 0.32% for Class A and Class C shares. Class I share fees remained unchanged at 0.18%. Despite lowering fees by approximately 10% on April 30, 2007 and 2006, fund administration revenues increased by $682 thousand year over year.

Expenses

	Three Months Ended
	June 30,
(in Thousands)	2007	2006	% Change

Compensation and related costs	$5,222	$3,546	47%
General and administrative	586	262	124%
Sales and marketing	140	75	87%
Third party distribution	344	111	210%
Mutual fund administration	655	449	46%

Total	$6,947	$4,443	56%

Compensation and Related Costs. Employee compensation and benefits increased by $1.7 million, or 47%, during the three months ended June 30, 2007 compared to June 30, 2006. This increase is due to an increase in staff and incentive compensation, primarily on the investment team.
General and Administrative. The increase in general and administrative expenses of $324 thousand, or 124%, resulted from additional investment research costs, additional rent expense associated with the larger office space the Company moved into during 2006, and other general expenses associated with the Company’s growth.
Sales and Marketing. Sales and marketing expenses increased by $65 thousand, or 87%. This increase was primarily due to increased travel related expenses incurred related to new business.
Third Party Distribution. Third party distribution expense represents payments made to third party intermediaries directly related to sales made by those parties of the Company’s investment products. The quarter over quarter increases directly correspond to the increase in investment advisory fees earned by the Company.
Mutual Fund Administration. Mutual fund administration expense increased by $206 thousand. A large portion of mutual fund administration expense is calculated based on a percent of assets under administration in the Diamond Hill Funds. The quarter over quarter increase is consistent with the continued growth in assets under administration.

Six Months ended June 30, 2007 compared with Six Months Ended June 30, 2006
The Company generated net income of $4,408,009 ($1.97 per diluted share) for the six months ended June 30, 2007, compared with net income of $2,620,780 ($1.20 per diluted share) for the six months ended June 30, 2006. The increase in profitability is primarily attributable to the Company’s investment advisory fee and mutual fund administration fee increase due to an increase in AUM of $1.7 billion year over year. This increase was partially offset by low performance incentive fees due to investment performance not exceeding the minimum hurdle during the period.
Revenue

	Six Months Ended
	June 30,
(in Thousands)	2007	2006	% Change

Investment advisory	$16,764	$7,930	111%
Performance incentive	4	2,510	-100%
Mutual fund administration, net	2,956	1,389	113%

Total	$19,724	$11,829	67%

As a percent of 2007 year to date revenues, investment advisory fees account for 85% and mutual fund administration makes up the remaining 15% compared to the 2006 period where investment advisory fees were 67%, performance incentive fees were 21%, and mutual fund administration fees were 12%.
Investment Advisory Fees. Investment advisory fees are calculated as a percent of average net assets under management at various levels depending on the investment product. The Company’s average advisory fee rate for the six months ended June 30, 2007 was 0.80% compared to 0.71% for the six months ended June 30, 2006. This increase was mainly due to the increase in assets under management in the long-short products, which have a higher advisory fee. The overall increase in investment advisory fees was primarily due to an increase in AUM of $1.7 billion year over year.
Performance Incentive Fees. Performance incentive fees are equal to 20% of the performance increase in client accounts after a 5% annual hurdle is achieved. The fees are dependent on both assets under management and absolute investment performance in client accounts and will be volatile from period to period. Incentive fee AUM totaled $614 million at June 30, 2007 compared to $197 million at June 30, 2006. Incentive fees for the first six months of 2007 were $4 thousand which was down from $2.5 million during the first six months ended June 30, 2006. This decrease is due to investment performance not exceeding the minimum hurdle during the 2007 period.
Mutual Fund Administration Fees. Mutual fund administration fees are calculated as a percent of average net assets under administration in the Diamond Hill Funds. The Company earns 0.32% on Class A and Class C shares and 0.18% on Class I shares. As assets in the Funds have grown the Company has realized certain economies of scale; and as a result, the Company has lowered its administration fees by approximately 10% in each of the last two years to pass those economies of scale to fund shareholders. The Company lowered its administration fees again effective April 30, 2007 from 0.36% to 0.32% for Class A and Class C shares. Class I share fees remained unchanged at 0.18%. Despite lowering fees by approximately 10% on April 30, 2007 and 2006, fund administration revenues increased by $1.6 million period over period.

Expenses

	Six Months Ended
	June 30,
(in Thousands)	2007	2006	% Change

Compensation and related costs	$9,889	$6,919	43%
General and administrative	1,152	510	126%
Sales and marketing	242	133	82%
Third party distribution	723	202	258%
Mutual fund administration	1,209	765	58%

Total	$13,215	$8,529	55%

Compensation and Related Costs. Employee compensation and benefits increased by $3.0 million, or 43%, during the six months ended June 30, 2007 compared to June 30, 2006. This increase is due to an increase in staff and incentive compensation, primarily on the investment team.
General and Administrative. The increase in general and administrative expenses of $642 thousand, or 126%, resulted from additional investment research costs, additional rent expense associated with the larger office space the Company moved into during 2006, and other general expenses associated with the Company’s growth.
Sales and Marketing. Sales and marketing expenses increased by $109 thousand, or 82%. This increase was primarily due to increased travel related expenses incurred related to new business.
Third Party Distribution. Third party distribution expense represents payments made to third party intermediaries directly related to sales made by those parties of the Company’s investment products. The period over period increase directly corresponds to the increase in investment advisory fees earned by the Company.
Mutual Fund Administration. Mutual fund administration expense increased by $443 thousand. A large portion of mutual fund administration expense is calculated based on a percent of assets under administration in the Diamond Hill Funds. The period over period increase is consistent with the continued growth in assets under administration.
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
As of June 30, 2007, the Company had working capital of approximately $27.3 million compared to $19.1 million at December 31, 2006. Working capital includes cash, securities owned and accounts and notes receivable, net of all liabilities. The Company has no debt and its available working capital is expected to be sufficient to cover current expenses. The Company does not expect any material capital expenditures during the remainder of 2007.

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
ITEM 4: Submission of Matters to a Vote of Security Holders
The annual meeting of the shareholders of the company was held on May 24, 2007 at the Arena Grand Theatre at 175 West Nationwide Blvd, Columbus, OH 43215. A majority of the Company’s voting shares were present at the meeting, either by person or by proxy.
At such meeting, the shareholders elected the following individuals to serve on the Board of Directors for a one year term.

Name	Votes For	Votes Withheld
R. H. Dillon	1,787,219	15,268
David P. Lauer	1,794,555	7,932
Dr. James G. Mathias	1,794,275	8,212
David R. Meuse	1,794,775	7,712
Diane D. Reynolds	1,794,665	7,832
Donald B. Shackelford	1,791,445	11,042
ITEM 5: Other Information — None

DIAMOND HILL INVESTMENT GROUP, INC.
ITEM 6: Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference from Form 8-K Current Report for the event on May 2, 2002 filed with the SEC on May 7, 2002; File No. 000-24498.)
3.2	Code of Regulations of the Company. (Incorporated by reference from Form 8-K Current Report for the event on May 2, 2002 filed with the SEC on May 7, 2002; File No. 000-24498.)
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Section 1350 Certifications.

DIAMOND HILL INVESTMENT GROUP, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:
DIAMOND HILL INVESTMENT GROUP, INC.

Signature	Title	Date

/s/ R. H. Dillon R. H. Dillon	President, Chief Executive Officer, and a Director	August 9, 2007

/s/ James F. Laird James F. Laird	Chief Financial Officer, Treasurer, and Secretary	August 9, 2007