Form 10-Q
period 2007-09-30
DIAMOND HILL INVESTMENT GROUP INC
filed 2007-11-09
CIK 909108

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
Commission file number 000-24498
DIAMOND HILL INVESTMENT GROUP, INC.
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
Yes: ☐       No: ☑
The number of shares outstanding of the issuer’s common stock, as of the latest practicable date, November 1, 2007, is 2,219,381 shares.

DIAMOND HILL INVESTMENT GROUP, INC.

PART I FINANCIAL INFORMATION
ITEM 1: Financial Statements
Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	9/30/2007	12/31/2006
	(Unaudited)
ASSETS
Cash and cash equivalents	$18,253,867	$9,836,989
Investment portfolio	19,434,079	19,108,682
Accounts receivable	5,935,180	6,924,008
Prepaid expenses	1,089,780	869,501
Furniture and equipment, net of depreciation and other assets	651,831	497,297

Total assets	$45,364,737	$37,236,477

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	775,121	1,217,114
Accrued incentive compensation	9,301,580	13,637,000
Current and deferred taxes	1,456,296	1,899,106

Total Liabilities	11,532,997	16,753,220

Commitments and contingencies	—	—

Shareholders’ Equity
Common stock, no par value 7,000,000 shares authorized; 2,218,940 issued 2,218,940 outstanding at September 30, 2007 1,838,435 outstanding at December 31, 2006	24,392,704	16,515,256
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Treasury stock, at cost 0 shares at September 30, 2007 10,037 shares at December 31, 2006	—	(95,736)
Deferred compensation	(3,329,475)	(2,355,499)
Retained earnings	12,768,511	6,419,236

Total shareholders’ equity	33,831,740	20,483,257

Total liabilities and shareholders’ equity	$45,364,737	$37,236,477

See notes to consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income (unaudited)

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2007	2006	2007	2006
REVENUES:
Investment advisory	$9,215,700	$5,636,902	$25,979,666	$13,566,910
Performance incentive	1,520	—	5,817	2,509,875
Mutual fund administration, net	1,484,121	1,017,711	4,439,441	2,406,904

Total revenue	10,701,341	6,654,613	30,424,924	18,483,689

OPERATING EXPENSES:
Compensation and related costs	5,074,607	3,719,230	14,948,034	10,638,098
General and administrative	973,758	281,243	2,141,463	791,393
Sales and marketing	106,809	86,009	348,619	218,752
Third party distribution	404,419	125,484	1,127,680	327,403
Mutual fund administration	608,258	421,488	1,816,813	1,186,842

Total operating expenses	7,167,851	4,633,454	20,382,609	13,162,488

NET OPERATING INCOME	3,533,490	2,021,159	10,042,315	5,321,201

Investment return	534,594	113,187	733,720	903,287

INCOME BEFORE TAXES	4,068,084	2,134,346	10,776,035	6,224,488

Income tax provision	(1,419,791)	(772,101)	(3,719,733)	(2,241,463)

NET INCOME	$2,648,293	$1,362,245	$7,056,302	$3,983,025

Earnings per share
Basic	$1.20	$0.76	$3.31	$2.24

Diluted	$1.14	$0.61	$3.13	$1.81

Weighted average shares outstanding
Basic	2,204,641	1,789,147	2,130,867	1,775,633

Diluted	2,322,281	2,239,245	2,251,407	2,204,621

See notes to consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statement of Shareholders’ Equity (unaudited)

	Shares	Common	Treasury	Deferred	Retained
	Outstanding	Stock	Stock	Compensation	Earnings	Total
Balance at January 1, 2007	1,838,435	$16,515,256	$(95,736)	$(2,355,499)	$6,419,236	$20,483,257
Deferred compensation	21,000	1,914,180		(1,914,180)	—	—
Recognition of current year deferred compensation	—	—	—	940,204	—	940,204
Issuance of stock grants	57,254	5,628,641				5,628,641
Issuance of common stock related to 401k plan match	1,113	85,788				85,788
FAS 123R compensation expense	—	6,812	—	—	—	6,812
Tax benefit from options and warrants exercised	—	3,776,382	—	—	—	3,776,382
Payment of taxes withheld related to option exercises	(85,518)	(8,020,273)				(8,020,273)
Purchase of treasury stock related to option exercises	(15,585)		(1,344,958)			(1,344,958)
Sale of treasury stock	25,622	140,019	1,440,694		(707,027)	873,686
Exercise of options/warrants for common stock	378,017	4,447,841	—	—	—	4,447,841
Repurchase of common stock	(1,398)	(101,942)				(101,942)
Net income	—	—	—	—	7,056,302	7,056,302

Balance at September 30, 2007	2,218,940	$24,392,704	$—	$(3,329,475)	$12,768,511	$33,831,740

See notes to consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flow (unaudited)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$7,056,302	$3,983,025
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation on furniture and equipment	113,089	44,724
Amortization of deferred compensation	940,204	149,931
(Increase) decrease in accounts receivable	(988,828)	(1,760,424)
Increase in deferred taxes	1,762,158	2,180,116
Stock option expense	6,812	24,582
(Increase) decrease in unrealized gains	(195,853)	(684,669)
Increase (decrease) in accrued liabilities	(4,777,413)	6,497,626
Other changes in assets and liabilities	(220,279)	(210,034)

Net cash provided by (used in) operating activities	3,696,192	10,224,877

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(267,623)	(408,024)
Investment portfolio activity	(129,544)	(6,772,659)

Net cash used in investing activities	(397,167)	(7,180,683)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of taxes withheld on option/warrant exercises	(8,020,273)
Proceeds from common stock issuance	13,042,390	161,994
Purchase of treasury stock	(1,344,958)
Sale of treasury stock	1,440,694	267,925

Net cash provided by financing activities	5,117,853	429,919

CASH AND CASH EQUIVALENTS
Net change during the period	8,416,878	3,474,113
At beginning of period	9,836,989	2,532,334

At end of period	$18,253,867	$6,006,447

Cash paid during the period for:
Interest
Income taxes	$520,560	$60,000
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
Diamond Hill GP (Cayman) Ltd. (“DHGP”) was incorporated in the Cayman Islands as an exempted company on May 18, 2006 for the purpose of acting as the general partner of a Cayman Islands exempted limited partnership, which partnership will act as a master fund for Diamond Hill Offshore Ltd., a Cayman Islands exempted company, and Diamond Hill Investment Partners II, L.P., an Ohio limited partnership. Diamond Hill GP (Cayman) Ltd. has no operating activity.
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
Segment Information
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, establishes disclosure requirements relating to operating segments in annual and interim financial statements. Management has determined that the Company operates in one business segment, namely as an investment adviser managing mutual funds, separate accounts, and private investment funds.
Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and money market funds.
Accounts Receivable
Accounts receivable are recorded when they are due and are presented in the balance sheet, net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of those individuals or entities that owe the receivable. No allowance for doubtful accounts was deemed necessary at September 30, 2007 or December 31, 2006.

Note 2 Significant Accounting Policies (Continued)
Valuation of Investment Portfolio
Investments in mutual funds are valued at their current net asset value. Investments in Private Funds are valued based on readily available market quotations. The market value adjustments on the investments are recorded in the Consolidated Statement of Income as investment returns.
Limited Partnership Interests
DHCM is the managing member of Diamond Hill General Partner, LLC, the General Partner of Diamond Hill Investment Partners, LP (“DHIP”) and Diamond Hill Investment Partners II, LP (“DHIP II”), each a limited partnership whose underlying assets consist of marketable securities. DHCM’s investment in DHIP and DHIP II is accounted for using the equity method, under which DHCM’s share of the net earnings or losses from the partnership is reflected in income as earned, and distributions received are reflected as reductions from the investment. Several directors, officers and employees of the Company invest in DHIP and DHIP II through Diamond Hill General Partner, LLC. These individuals receive no remuneration as a result of their personal investment in DHIP or DHIP II. The capital of Diamond Hill General Partner, LLC is not subject to a management fee or an incentive fee.
Furniture and Equipment
Furniture and equipment, consisting of computer equipment, furniture, and fixtures, is carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over estimated lives of three to seven years.
Treasury Stock
Treasury stock purchases are accounted for under the cost method. The subsequent issuances of these shares are accounted for based on their weighted-average cost basis. During the quarter ended September 30, 2007, the Company exhausted all Treasury Stock.
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

Note 2 Significant Accounting Policies (Continued)
Revenue Recognition (Continued)
The Company’s private investment funds and certain managed accounts provide for performance incentive fees. EITF Abstract Topic No. D-96, “Accounting for Management Fees Based on a Formula”, identifies two methods by which incentive revenue may be recorded. Under “Method 1”, incentive fees are recorded at the end of the contract period; under “Method 2”, the incentive fees are recorded periodically and calculated as the amount that would be due under the formula at any point in time as if the contract was terminated at that date. Management has chosen the more conservative method (“Method 1”), in which incentive fees are recorded at the end of the contract period for the specific client in which the incentive fee applies. As of September 30, 2007 assets under management which are subject to an incentive fee totaled $622 million. 37% of these assets are in accounts that are subject to a contractual period that ends on each calendar quarter. Incentive fees related to those accounts are recorded as revenue each calendar quarter. The remaining 63% of the incentive fee assets are in accounts that are subject to a contractual period that ends annually on December 31. Incentive fees on those accounts that would be due if the annual contract period ended on September 30, 2007 and 2006 would be as follows:

Three months ended September 30, 2007:	$68,642
Nine months ended September 30, 2007:	$68,642

Three months ended September 30, 2006:	$0
Nine months ended September 30, 2006:	$0
Revenue Recognition – Mutual Fund Administration
DHCM has an administrative, fund accounting and transfer agency services agreement with the Funds, under which DHCM performs certain services for each series of the trust. These services include mutual fund administration, accounting, transfer agency and other related functions. For performing these services, each series of the trust compensates DHCM a fee at an annual rate of 0.32% for Class A and Class C shares and 0.18% for Class I shares times each series’ average daily net assets. Effective April 30, 2007, DHCM reduced the fee it charges for administrative services from 0.36% to 0.32% for Class A and Class C shares. In fulfilling its role under this agreement, DHCM has engaged several third-party providers, and the cost for their services is paid by DHCM. A portion of these expenses could, and are typically, paid for directly by the Funds and are classified below as “fund related.” These expenses include, among others, required fund shareholder mailings, registration fees, legal and audit fees. DHCM’s agreement, however, requires that DHCM pay for essentially all fund administration expenses, including those that could be paid directly by the Funds. In addition, DHCM finances the up-front commissions paid to brokers who sell C shares of the Funds. As financer, DHCM advances the commission to the selling broker at the time of sale. This commission advance is capitalized and amortized over 12 months to correspond with the payments DHCM receives from the principal underwriter to recoup this commission payment. Mutual fund administration (“admin”) gross and net revenue are summarized below:

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2007	2006	2007	2006
Mutual fund admin revenue, gross	$2,035,329	$1,622,207	$6,195,872	$3,965,176
Mutual fund admin, fund related expense	607,548	627,200	1,846,107	1,626,527

Mutual fund admin revenue, net of fund related expenses	1,427,781	995,007	4,349,765	2,338,649

C-Share broker commission advance repayments	550,857	319,300	1,464,002	850,394
C-Share broker commission amortization	494,517	296,596	1,374,326	782,139

C-Share financing activity, net	56,340	22,704	89,676	68,255

Mutual fund administration revenue, net	$1,484,121	$1,017,711	$4,439,441	$2,406,904

Note 2 Significant Accounting Policies (Continued)
Income Taxes
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109 – Accounting for Income Taxes (“SFAS 109”). A net deferred tax asset or liability is determined based on the tax effects of the various temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.
Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 - Accounting for the Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS 109. As a result of the implementation of FIN 48, the Company recognized no adjustment in the net liability.
Earnings Per Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options, warrants, and restricted stock units to issue common stock were exercised.

Note 3 Investment Portfolio
As of September 30, 2007, the Company held investments worth approximately $19.4 million with a cost basis of approximately $16.1 million. The following table summarizes the market value of these investments as of September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
Diamond Hill Small Cap Fund	$65,814	$65,371
Diamond Hill Small-Mid Cap Fund	340,544	330,546
Diamond Hill Large Cap Fund	315,545	292,369
Diamond Hill Select Fund	371,857	342,121
Diamond Hill Long-Short Fund	303,736	295,953
Diamond Hill Financial Long-Short Fund	291,675	300,000
Diamond Hill Strategic Income Fund	2,938,704	2,916,069
Diamond Hill Investment Partners, L.P.	9,907,429	9,744,285
Diamond Hill Investment Partners II, L.P.	4,898,775	4,821,968

Total Investment Portfolio	$19,434,079	$19,108,682

DHCM is the managing member of the General Partner of DHIP and DHIP II, whose underlying assets consist primarily of marketable securities. The General Partner is contingently liable for all of the partnership’s liabilities. Summary financial information, including the Company’s carrying value and income from these partnerships at September 30, 2007 and December 31, 2006 and for the nine and twelve months then ended, is as follows:

	2007	2006
Total assets	$384,067,028	$357,375,152
Total liabilities	97,995,265	146,918,057
Net assets	286,071,763	210,457,095
Net income	2,613,244	35,961,019

DHCM’s portion of net assets	14,806,204	14,566,253
DHCM’s portion of net income	234,134	6,515,194
DHCM’s income from these partnerships includes its pro-rata capital allocation and its share of any incentive allocation from the limited partners.

Note 4 Capital Stock
Common Shares
The Company has only one class of securities, Common Shares.
Authorization of Preferred Shares
The Company’s Articles of Incorporation authorize the issuance of 1,000,000 shares of “blank check” preferred shares with such designations, rights and preferences, as may be determined from time to time by the Company’s Board of Directors. The Board of Directors is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting or other rights of the holders of the Common Shares. There were no shares of preferred stock issued or outstanding at September 30, 2007 or December 31, 2006.
Note 5 Stock-Based Compensation
Equity Incentive Plans
2005 Employee and Director Equity Incentive Plan
At the Company’s annual shareholder meeting on May 12, 2005, shareholders approved the 2005 Employee and Director Equity Incentive Plan (“2005 Plan”). The 2005 Plan is intended to facilitate the Company’s ability to attract and retain staff, provide additional incentive to employees, directors, and consultants, and to promote the success of the Company’s business. The Plan authorizes the issuance of Common Shares of the Company in various forms of stock or option grants. As of September 30, 2007 shares available for issuance under the Plan are 440,250. The Plan provides that the Board of Directors, or a committee appointed by the Board, may grant awards and otherwise administer the Plan.
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
401(k) Plan
The Company sponsors a 401(k) plan whereby all employees participate in the plan. Employees may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions of Common Shares of the Company with a value equal to 200 percent of the first six percent of an employee’s compensation contributed to the plan. Employees become fully vested in the matching contributions after six plan years of employment. For the three months ended September 30, 2007 and 2006, expense attributable to the plan was $111,505 and $80,727, respectively. For the nine months ended September 30, 2007 and 2006, expense attributable to the plan was $321,182 and $230,522, respectively.

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
No options were granted in 2007 or 2006.

Note 5 Stock-Based Compensation (Continued)
Stock option and warrant transactions under the various plans are summarized below:

	Options		Warrants
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding December 31, 2005	303,002	14.48	259,400	12.78
Granted	—	—	—	—
Expired / Forfeited	—	—	—	—
Exercised	10,531	10.38	2,000	11.25
Used in conjuction with cashless exercise	269	28.10	—	—

Outstanding September 30, 2006	292,202	$14.62	257,400	$12.79

Outstanding December 31, 2006	283,102	14.60	249,400	12.57
Granted	—	—	—	—
Expired / Forfeited	—	—	2,000	10.63
Exercised	178,602	17.36	222,000	8.65

Outstanding September 30, 2007	104,500	$9.87	25,400	$47.00

Exercisable September 30, 2007	84,500	$11.14	25,400	$47.00

The company withheld from issuance 85,518 shares of the 400,602 warrants and options exercised in 2007 to fulfill tax withholding requirements related to employee compensation earned on the exercises.
Options and warrants outstanding and exercisable at September 30, 2007 are as follows:

Options				Warrants
	Remaing				Remaing
Number	Life	Number		Number	Life	Number
Outstanding	In Years	Exercisable	Exercise Price	Outstanding	In Years	Exercisable	Exercise Price
10,000	2.86	10,000	7.95	14,000	0.62	14,000	73.75
10,000	3.22	10,000	8.44	400	1.25	400	22.20
19,500	3.22	19,500	28.10	3,000	1.62	3,000	22.50
5,000	3.51	5,000	8.45	6,000	2.42	6,000	11.25
10,000	3.79	10,000	5.25	2,000	2.61	2,000	8.75
50,000	5.68	30,000	4.50

104,500	4.43	84,500		25,400	1.33	25,400

The aggregate intrinsic value (shares times the market price) of options and warrants outstanding and exercisable as of September 30, 2007 are:

Outstanding	$10,521,900
Exercisable	$8,901,900

Note 6 Operating Leases
The Company leases 14,187 square feet of office space at 325 John H. McConnell Blvd, Suite 200, Columbus, Ohio 43215 under an operating lease agreement which terminates on July 31, 2013. Total lease and operating expenses for the three months ended September 30, 2007 and 2006 were $85,890, and $57,012, respectively. Total lease and operating expenses for the nine months ended September 30, 2007 and 2006 were $218,655 and $134,347, respectively. The future minimum lease payments under the operating lease are approximately as follows:

2007	2008	2009	2010	2011	2012	2013
$86,000	$224,000	$231,000	$238,000	$245,000	$254,000	$130,000
In addition to the above rent, the Company will also be responsible for normal operating expenses of the property. Such operating expenses were approximately $8.75 per square foot in 2006, are expected to be $9.04 in 2007 and may increase by no more than 5% annually thereafter.
Note 7 Income Taxes
The provision for income taxes for the three and nine months ended September 30, 2007 and 2006 consists of federal and city income taxes.
The exercise of stock options and warrants during the nine months ended September 30, 2007 resulted in a tax deduction of $22.7 million, and a corresponding tax benefit of $8.2 million. In accordance with GAAP, this tax benefit is not reflected in the consolidated statements of income or in earnings per share. $3.8 million of this $8.2 million tax benefit has been recorded as a reduction of taxes payable and a corresponding increase in shareholders’ equity. While the consolidated statements of income reflect a $1.4 and $3.7 million tax expense for the three and nine months ending September 30, 2007, respectively, the Company will not pay any income tax related to the first nine months earnings. The tax benefit will reduce taxes payable in future periods until cumulative taxable income exceeds $22.7 million.
Note 8 Earnings Per Share
The following table sets for the computation for basic and diluted earnings per share (EPS):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic and Diluted net income	$2,648,293	$1,362,245	$7,056,302	$3,983,025
Weighted average number of outstanding shares
Basic	2,204,641	1,789,147	2,130,867	1,775,633
Diluted	2,322,281	2,239,245	2,251,407	2,204,621
Earnings per share
Basic	$1.20	$0.76	$3.31	$2.24

Diluted	$1.14	$0.61	$3.13	$1.81

The diluted EPS calculation excludes the effect of stock options and warrants when their exercise prices exceed the average market price for the period. For the three and nine months ended September 30, 2006, stock options and warrants for 30,202 were excluded from diluted EPS. For the three and nine months ended September 30, 2007, no stock options and warrants were excluded from diluted EPS.

Note 9 Commitments and Contingencies
The Company indemnifies its directors and certain of its officers and employees for certain liabilities that might arise from their performance of their duties to the Company. Additionally, in the normal course of business, the Company enters into agreements that contain a variety of representations and warranties and which provide general indemnifications. Certain agreements do not contain any limits on the Company’s liability and would involve future claims that may be made against the Company that have not yet occurred. Therefore, it is not possible to estimate the Company’s potential liability under these indemnities. Further, the Company maintains insurance policies that may provide coverage against certain claims under these indemnities.

DIAMOND HILL INVESTMENT GROUP, INC.
ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operation
Forward-looking Statements
Throughout this quarterly report on Form 10-Q, the Company may make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to, among other things, such matters as anticipated operating results, prospects for achieving the critical threshold of assets under management, technological developments, economic trends (including interest rates and market volatility), expected transactions and acquisitions and similar matters. The words “expect”, “estimate”, “may”, “intend”, and similar expressions identify forward-looking statements that speak only as of the date thereof. While the Company believes that the assumptions underlying its forward-looking statements are reasonable, investors are cautioned that any of the assumptions could prove to be inaccurate and accordingly, the actual results and experiences of the Company could differ materially from the anticipated results or other expectations expressed by the Company in its forward-looking statements. Factors that could cause such actual results or experiences to differ from results discussed in the forward-looking statements include, but are not limited to: the adverse effect from a decline in the securities markets; a decline in the performance of the Company’s products; changes in interest rates; a general downturn in the economy; changes in government policy and regulation, including monetary policy; changes in the Company’s ability to attract or retain key employees; unforeseen costs and other effects related to legal proceedings or investigations of governmental and self-regulatory organizations; and other risks identified from time-to-time in the Company’s other public documents on file with the SEC.
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
In this section, we discuss and analyze the consolidated results of operations for the three and nine month periods ending September 30, 2007 and 2006 and other factors that may affect future financial performance. This discussion should be read in conjunction with the Consolidated Financial Statements, Notes to the Consolidated Financial Statements, and Selected Financial Data.
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

Assets Under Management
As of September 30, 2007, assets under management (“AUM”) totaled $4.4 billion, a 41% increase in comparison to September 30, 2006. The following is a summary of the firm’s AUM by product and objective as of September 30, 2007 and 2006:

	Assets Under Management by Product
	As of September 30,
(in millions)	2007	2006	% Change

Mutual funds	$2,889	$2,193	32%
Separate accounts	1,000	747	34%
Private investment funds	491	177	177%

Total	$4,380	$3,117	41%

	Assets Under Management by Objective
	As of September 30,
(in millions)	2007	2006	% Change

Small and Small-Mid Cap	$660	$758	-13%
Large Cap and Select	1,028	802	28%
Long-Short	2,394	1,321	81%
Strategic and fixed income	298	236	26%

Total	$4,380	$3,117	41%

Consolidated Results of Operations
The following is a discussion of the consolidated results of operations of the Company and its revenues and expenses.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change

Net income (in thousands)	$2,648	$1,362	94%	$7,056	$3,983	77%

Net income (loss) per share
Basic	$1.20	$0.76	58%	$3.31	$2.24	48%
Diluted	$1.14	$0.61	87%	$3.13	$1.81	73%

Weighted average shares outstanding (in thousands)
Basic	2,205	1,789		2,131	1,776
Diluted	2,322	2,239		2,251	2,205

Three Months ended September 30, 2007 compared with Three Months Ended September 30, 2006
The Company generated net income of $2,648,293 ($1.14 per diluted share) for the three months ended September 30, 2007, compared with net income of $1,362,245 ($0.61 per diluted share) for the three months ended September 30, 2006. The increase in profitability is primarily attributable to the Company’s investment advisory fee and mutual fund administration fee increase due to an increase in AUM of $1.3 billion year over year.

Revenue

	Three Months Ended
	September 30,
(in Thousands)	2007	2006	% Change

Investment advisory	$9,216	$5,637	63%
Performance incentive	1	—	n.m.
Mutual fund administration, net	1,484	1,018	46%

Total	$10,701	$6,655	61%

As a percent of total third quarter 2007 revenues, investment advisory fees account for 86%, performance incentive fees accounted for less than 1%, and mutual fund administration fees accounted for the remaining 14% compared to the third quarter of 2006 where investment advisory fees accounted for 85% and mutual fund administration fees accounted for 15% of revenues.
Investment Advisory Fees. Investment advisory fees are calculated as a percent of average net assets under management at various levels depending on the investment product. The Company’s average advisory fee rate for the three months ended September 30, 2007 was 0.85% compared to 0.74% for the three months ended September 30, 2006. This increase was mainly due to the increase in AUM in the long-short products, which have a higher advisory fee. The overall increase in investment advisory fees was primarily due to an increase in AUM of $1.3 billion year over year.
Performance Incentive Fees. Performance incentive fees are equal to 20% of the performance increase in client accounts after a 5% annual hurdle is achieved. The fees are dependent on both AUM and absolute investment performance in client accounts and will be volatile from period to period. Incentive fee AUM totaled $622 million at September 30, 2007 compared to $239 million at September 30, 2006. Incentive fees for the third quarter of 2007 and 2006 were insignificant due to investment performance not exceeding the minimum hurdle for the nine months ended September 30, 2007 and 2006, respectively.
Mutual Fund Administration Fees. Mutual fund administration fees are calculated as a percent of average net assets under administration in the Diamond Hill Funds. The Company earns 0.32% on Class A and Class C shares and 0.18% on Class I shares. As assets in the Funds have grown the Company has realized certain economies of scale; and as a result, the Company has lowered its administration fees by approximately 10% in each of the last two years to pass on those economies of scale to fund shareholders. The Company lowered its administration fees again effective April 30, 2007 from 0.36% to 0.32% for Class A and Class C shares. Class I share fees remained unchanged at 0.18%. Despite lowering fees by approximately 10% on April 30, 2007 and 2006, fund administration revenues increased by $466,000 year over year.

Expenses

	Three Months Ended
	September 30,
(in Thousands)	2007	2006	% Change

Compensation and related costs	$5,075	$3,719	36%
General and administrative	974	281	247%
Sales and marketing	107	86	24%
Third party distribution	404	125	223%
Mutual fund administration	608	422	44%

Total	$7,168	$4,633	55%

Compensation and Related Costs. Employee compensation and benefits increased by $1.4 million, or 36%, during the three months ended September 30, 2007 compared to the three months ended September 30, 2006. This increase is due to an increase in staff and incentive compensation, primarily related to the investment team.
General and Administrative. General and administrative expenses increased by $693,000 or 247%. The majority of this increase related to a trade error which resulted in a $452,000 loss. The remaining increase resulted from additional investment research costs and other general expenses associated with the Company’s growth.
Sales and Marketing. Sales and marketing expenses increased by $21,000 or 24%. This increase was primarily due to increased travel related expenses incurred as a result of new business opportunities.
Third Party Distribution. Third party distribution expense represents payments made to intermediaries related to sales of the Company’s investment products. The quarter over quarter increases directly correspond to the increase in investment advisory fees earned by the Company.
Mutual Fund Administration. Mutual fund administration expense increased by $186,000 or 44%. A large portion of mutual fund administration expense is calculated based on a percent of assets under administration in the Diamond Hill Funds. The quarter over quarter increase is consistent with the continued growth in assets under administration.

Nine Months ended September 30, 2007 compared with Nine Months Ended September 30, 2006
The Company generated net income of $7,056,302 ($3.13 per diluted share) for the nine months ended September 30, 2007, compared with net income of $3,983,025 ($1.81 per diluted share) for the nine months ended September 30, 2006. The increase in profitability is primarily attributable to the Company’s investment advisory fee and mutual fund administration fee increase due to an increase in AUM of $1.3 billion year over year. This increase was partially offset by a significant decline in performance incentive fees due to investment performance not exceeding the minimum hurdle during the period.
Revenue

	Nine Months Ended
	September 30,
(in Thousands)	2007	2006	% Change

Investment advisory	$25,980	$13,567	91%
Performance incentive	6	2,510	-100%
Mutual fund administration, net	4,439	2,407	84%

Total	$30,425	$18,484	65%

As a percent of 2007 year to date revenues, investment advisory fees account for 85%, performance incentive fees account for less than 1%, and mutual fund administration fees account for the remaining 15% compared to the 2006 period where investment advisory fees were 73%, performance incentive fees were 14%, and mutual fund administration fees were 13%.
Investment Advisory Fees. Investment advisory fees are calculated as a percent of average net assets under management at various levels depending on the investment product. The Company’s average advisory fee rate for the nine months ended September 30, 2007 was 0.82% compared to 0.72% for the nine months ended September 30, 2006. This increase was mainly due to the increase in assets under management in the long-short products, which have a higher advisory fee. The overall increase in investment advisory fees was primarily due to an increase in AUM of $1.3 billion year over year.
Performance Incentive Fees. Performance incentive fees are equal to 20% of the performance increase in client accounts after a 5% annual hurdle is achieved. The fees are dependent on both AUM and absolute investment performance in client accounts and will be volatile from period to period. Incentive fee AUM totaled $622 million at September 30, 2007 compared to $239 million at September 30, 2006. Incentive fees for the first nine months of 2007 were $6 thousand which was down from $2.5 million during the first nine months ended September 30, 2006. This decrease is due to investment performance not exceeding minimum hurdle for the nine months ended September 30, 2007.
Mutual Fund Administration Fees. Mutual fund administration fees are calculated as a percent of average net assets under administration in the Diamond Hill Funds. The Company earns 0.32% on Class A and Class C shares and 0.18% on Class I shares. As assets in the Funds have grown the Company has realized certain economies of scale; and as a result, the Company has lowered its administration fees by approximately 10% in each of the last two years to pass those economies of scale to fund shareholders. The Company lowered its administration fees again effective April 30, 2007 from 0.36% to 0.32% for Class A and Class C shares. Class I share fees remained unchanged at 0.18%. Despite lowering fees by approximately 10% on April 30, 2007 and 2006, fund administration revenues increased by $2.0 million period over period.

Expenses

	Nine Months Ended
	September 30,
(in Thousands)	2007	2006	% Change

Compensation and related costs	$14,948	$10,638	41%
General and administrative	2,141	791	171%
Sales and marketing	349	219	59%
Third party distribution	1,128	327	245%
Mutual fund administration	1,817	1,187	53%

Total	$20,383	$13,162	55%

Compensation and Related Costs. Employee compensation and benefits increased by $4.3 million, or 41%, during the nine months ended September 30, 2007 compared to nine months ended September 30, 2006. This increase is due to an increase in staff and incentive compensation, primarily on the investment team.
General and Administrative. General and administrative expenses increased by $1.35 million, or 171%. The increase related to a trade error which resulted in a $452,000 loss, additional investment research costs, additional rent expense associated with the larger office space the Company moved into during 2006, and other general expenses associated with the Company’s growth.
Sales and Marketing. Sales and marketing expenses increased by $130,000, or 59%. This increase was primarily due to increased travel related expenses incurred as a result of new business opportunities.
Third Party Distribution. Third party distribution expense represents payments made to intermediaries related to sales of the Company’s investment products. The period over period increase directly corresponds to the increase in investment advisory fees earned by the Company.
Mutual Fund Administration. Mutual fund administration expense increased by $629,000. A large portion of mutual fund administration expense is calculated based on a percent of assets under administration in the Diamond Hill Funds. The period over period increase is consistent with the continued growth in assets under administration.
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
As of September 30, 2007, the Company had working capital of approximately $32.1 million compared to $19.1 million at December 31, 2006. Working capital includes cash, securities owned and accounts receivable, net of all liabilities. The Company has no debt and its available working capital is expected to be sufficient to cover current expenses. The Company does not expect any material capital expenditures during the remainder of 2007.
During the third quarter of 2007 the board of directors authorized management to repurchase up to 350,000 shares of the Company’s common stock. Management and the board believe that the most appropriate use for excess cash is to invest in Diamond Hill investment strategies or repurchase the Company’s common stock. The deciding factor will be which alternative offers the most favorable risk-adjusted rate of return in the opinion of management and the board.

DIAMOND HILL INVESTMENT GROUP, INC.
ITEM 3: Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in the information provided in Item 7A of the Form 10-K Annual Report for 2006.
ITEM 4: Controls and Procedures
Management, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
PART II: OTHER INFORMATION
ITEM 1: Legal Proceedings – None
ITEM 1A: Risk Factors
There has been no material change to the information provided in Item 1A of the Form 10-K Annual Report for 2006.
ITEM 2: Unregistered Sales of Equity Securities and use of Proceeds
The following table sets forth information regarding the Company’s purchases of its common stock during the third quarter of fiscal 2007:

Maximum Number
			Cumulative Number	of Shares That May
			of Shares Purchased	Yet Be Purchased
	Total Number	Average Price	as part of a Publicly	Under the Plans or
Period	of Shares Purchased	Paid Per Share	Announced Plan	Programs (1)

July 1, 2007 through
July 31, 2007	—	—	—	—

August 1, 2007 through
August 31, 2007	1,398	$72.92	1,398	348,602

September 1, 2007 through
September 30, 2007	—	—	—	348,602

(1)	- The Company’s current share repurchase program was announced on August 9, 2007. The board of directors authorized management to repurchase up to 350,000 shares of its common stock in the open market and in private transactions in accordance with applicable securities laws. The Company’s stock repurchase program is not subject to an expiration date.
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

DIAMOND HILL INVESTMENT GROUP, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:
DIAMOND HILL INVESTMENT GROUP, INC.

Date	Title	Signature

November 5, 2007	President, Chief Executive	/s/R. H. Dillon

	Officer, and a Director	R. H. Dillon

November 5, 2007	Chief Financial Officer,	/s/James F. Laird

	Treasurer, and Secretary	James F. Laird