Form 10-K
period 2007-12-31
DIAMOND HILL INVESTMENT GROUP INC
filed 2008-03-14
CIK 909108

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of $90.66 on June 30, 2007 (end of the 2nd fiscal quarter) on the NASDAQ was $124,143,093. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that executive officers, directors, and persons holding five percent or more of the registrant’s voting and non-voting common shares are affiliates.
2,364,110 Common Shares outstanding as of March 9, 2008 (the latest practical date).
Documents incorporated by reference: In Part III, the Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Diamond Hill Investment Group, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2007
Index

PART I
Item 1. Business
Throughout this Form 10-K, the Company may make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to such matters as anticipated operating results, prospects for achieving the critical threshold of assets under management, technological developments, economic trends (including interest rates and market volatility), expected transactions and acquisitions and similar matters. The words “believe,” “expect,” “anticipate,” “estimate,” “should,” “seek,” “plan” and similar expressions identify forward-looking statements that speak only as of the date thereof. While the Company believes that the assumptions underlying its forward-looking statements are reasonable, investors are cautioned that any of the assumptions could prove to be inaccurate and accordingly, the actual results and experiences of the Company could differ materially from the anticipated results or other expectations expressed by the Company in its forward-looking statements. Factors that could cause such actual results or experiences to differ from results discussed in the forward-looking statements include, but are not limited to: the adverse effect from a decline in the securities markets; a decline in the performance of the Company’s products; changes in interest rates; a general downturn in the economy; changes in government policy and regulation, including monetary policy; changes in the Company’s ability to attract or retain key employees; unforeseen costs and other effects related to legal proceedings or investigations of governmental and self-regulatory organizations; and other risks identified from time-to-time in the Company’s other public documents on file with the SEC.
General
Diamond Hill Investment Group, Inc. (the “Company”), an Ohio corporation organized in 1990, derives its consolidated revenue and net income from investment advisory services provided by its subsidiary Diamond Hill Capital Management, Inc. (“DHCM”). DHCM is a registered investment adviser under the Investment Advisers Act of 1940 providing investment advisory services to individuals and institutional investors through mutual funds, separate accounts, and private investment funds (generally known as “hedge funds”). The Company was first incorporated in April 1990.
Assets Under Management
As of December 31, 2007, assets under management totaled $4.4 billion, a 19% increase from December 31, 2006. The following tables show assets under management by product and investment objective for the dates indicated:

	Assets Under Management by Product
	As of December 31,
(in millions)	2007	2006	2005
Mutual funds (including sub-advised)	$2,910	$2,518	$907
Separate accounts	998	875	513
Private investment funds	495	315	111

Total	$4,403	$3,708	$1,531

	Assets Under Management by Objective
	As of December 31,
(in millions)	2007	2006	2005
Small and Small-Mid Cap	$597	$807	$406
Large Cap and Select	1,031	919	437
Long-Short	2,500	1,720	474
Strategic and Fixed Income	275	262	214

Total	$4,403	$3,708	$1,531

Investment Advisory Activities
DHCM executes its investment strategies through fundamental research and valuation disciplines. Analysts evaluate a company’s prospects based upon its current business and financial position, future growth opportunities, and management capability and strategy. The intended result is an estimate of “intrinsic value”. Intrinsic value is the present value of future cash flows, which the Company estimates the investment will generate, discounted at a rate that reflects the required return for the investment given the estimated level of risk. In other words, it is the estimated price a minority shareholder should pay in order to achieve a satisfactory or “fair” return on the investment. The estimate of intrinsic value is then compared to the current market price to evaluate whether, in the opinion of DHCM, an attractive investment opportunity exists. A proprietary valuation model, which takes into account projected cash flows for five years including a “terminal value” (the expected stock price in five years), assists in many of these intrinsic value estimations. DHCM applies an intrinsic value philosophy to the analysis of fixed income securities.
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
Current portfolio strategies managed include Small Cap, Small-Mid Cap, Large Cap, Select, Long-Short, Financial Long-Short, and Strategic Income. These strategies are available on a separately managed basis and/or through a mutual fund. The Small Cap strategy was closed to new investors as of December 31, 2005 and re-opened on September 1, 2007.
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
Diamond Hill Funds
The Company’s mutual fund portfolios have, the Company believes, strong investment performance track records and are highly rated by third party services like Morningstar, Inc. (“Morningstar”). As a result, the Company has had success in raising assets by focusing on independent registered investment advisors and independent broker/dealers who conduct their own investment research. During 2006 and 2007, the Company added resources to market the Company’s mutual funds through wirehouse broker/dealers and 401k platforms. Below is a summary of the assets by distribution channel as of December 31, 2007, 2006 and 2005:

	Diamond Hill Funds
	Assets by Distribution Channel
	As of December 31,
(in millions)	2007	2006	2005
Independent registered investment advisors and broker/dealers	$1,405	$1,161	$421
Wirehouse and regional broker/dealers	1,020	917	392
Defined contribution (401k)	229	157	33
Institutions	105	132	41
Other	35	40	20

Total	$2,794	$2,407	$907

Separate Accounts and Private Investment Funds
The Company continues to develop institutional relationships for separate account management primarily through consultant relationships, database research screens, and direct marketing. In June 2006, the Company launched two new private investment funds. Both are managed in a similar fashion to the Company’s existing private investment partnership. Diamond Hill Offshore Ltd. is domiciled in the Cayman Islands for use by foreign entities and qualified U.S. entities. Diamond Hill Investment Partners II, L.P. is an Ohio limited partnership, similar to the Company’s existing partnership; however, it is designed for institutions and “super-accredited” investors. The Company has also engaged a third party placement firm to assist in raising assets in the private investment funds. To date, efforts by the third party placement firm have been successful. The third party firm earns 20% of all revenue earned each year from clients it introduced to the Company.
Growth Prospects
As mentioned, the Company’s mutual funds, separately managed accounts, and private investment funds have strong five year investment returns that the Company believes compare very favorably to competitors. Investment returns have been a key driver in the success the Company has achieved in growing assets under management (“AUM”) at a rate of 19%, 142%, and 192% in 2007, 2006, and 2005, respectively.
As a result, the Company invested in marketing throughout 2007 and expects to continue to invest into 2008 in an effort to expand distribution. Such expenditures are expected to include:
•	adding additional marketing and support staff,

•	attending and sponsoring at key industry conferences, and

•	creating additional marketing material for the funds and separately managed accounts.
The cost of these efforts could be significant, but the Company believes it will be proportional to the increase in revenue during 2008 and future years. There can be no assurance that these efforts will prove successful; however, given the investment results of the Diamond Hill Funds (the “Funds”) and separately managed accounts, the Company believes the additional resources devoted to marketing are warranted.
Also recognizing that the Company’s primary responsibility is to investors in its Funds and its separate account clients, the Company will continue to invest in its investment team and close investment strategies to new investors when appropriate. In 2006 and 2007, the Company substantially increased its equity investment team adding two portfolio managers, six equity research analysts and trading and technology support. A full year cost for those additions will be reflected in 2008.
The Company believes that one of the most important characteristics exhibited by the best investment firms is excellent investment returns for their clients over a long period of time. The Company is pleased that in its history as an investment advisory firm it has delivered what it believes are excellent investment returns for its clients. However, the Company is mindful that if it fails to do so in the future, its business growth will be negatively impacted. There are certain additional business risks that may prevent the Company from achieving the above growth prospects. These risks are detailed in Item 1A.

New Business Subsidiary
During 2008, the Company plans to create a new operating broker-dealer subsidiary to serve as the statutory underwriter for Diamond Hill Funds. The subsidiary also plans to market these underwriting services, along with other administrative services to other small to mid-size mutual fund complexes. During the past two years there has been a continuing consolidation in the mutual fund servicing industry, whereby large financial services firms purchased independent mutual fund service providers. These larger financial services firms have made the decision not to offer statutory underwriting services to mutual funds, due to regulatory and other business conflicts and are seeking independent service providers to fill the void. As a result, the Company believes there is an opportunity in the market place to establish a business that can serve as a mutual fund distributor and provide treasury and compliance services to small to mid-size mutual fund companies. The Company plans to capitalize this subsidiary with $1 million. The subsidiary’s efforts in 2008 will be focused on building out the infrastructure and business development activities. The Company hopes the subsidiary will achieve break even within two years.
Competition
Competition in the area of investment management services and mutual funds is intense, and the Company’s competitors include investment management firms, broker-dealers, banks and insurance companies, some of whom offer various investment alternatives. Many competitors are better known than the Company, are better capitalized, offer a broader range of investment products and have more offices, employees and sales representatives. The Company competes primarily on the basis of investment philosophy, performance and customer service.
Corporate Investment Portfolio
The Company holds investment positions in Diamond Hill Funds, its private investment funds, and other equity securities.
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
Contractual Relationships with the Diamond Hill Funds
The Company is very dependent on its contractual relationships with the Funds. In the event the advisory or administration agreements with Funds are canceled or not renewed pursuant to the terms thereof, the Company would be materially and adversely affected. The Company considers its relationship with the Funds and their Board of Trustees to be good, and it has no reason to believe that these advisory or administration contracts will not be renewed in the future; however, there is no assurance that the Funds will choose to continue their relationships with the Company. The Company generated approximately 69% and 54% of its 2007 and 2006 revenues, respectively, from its advisory and administrative contracts with Diamond Hill Funds.

Employees
As of December 31, 2007, the Company employed 38 full-time employees and four part-time employees. The Company generally believes that its relationship with its employees is good and does not anticipate any material change in the number of employees.
SEC Filings
This Form 10-K includes financial statements for the years ended December 31, 2007, 2006, and 2005. The Company files Form 10-Ks annually with the SEC and files Form 10-Qs after each of the first three fiscal quarters. Prior to 2006, the Company was a small business issuer making its annual filing on Form 10-KSB and its quarterly filings on Form 10-QSB. A copy of the Form 10-K, as filed with the SEC, will be furnished without charge to any shareholder who contacts the Company’s Secretary at 325 John H. McConnell Blvd., Suite 200, Columbus, OH 43215 or 614.255.3333. The Company also makes its SEC filings available, free of charge, on its web site at www.diamond-hill.com.
ITEM 1A: Risk Factors
An investment in the Company’s common shares involves various risks, including those mentioned below and those that are discussed from time-to-time in its other periodic filings with the SEC. Investors should carefully consider these risks, along with the other information contained in this report, before making an investment decision regarding the Company’s common shares. There may be additional risks of which the Company is currently unaware, or which it currently considers immaterial. All of these risks could have a material adverse effect on its financial condition, results of operations, and value of its common stock.
Investment Performance.
If the Company fails to deliver excellent performance for its clients, both in the short and long term, it will likely experience diminished investor interest and potentially a diminished level of AUM.
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
The Company’s success depends on highly skilled personnel, including portfolio managers, research analysts, and management, many of whom have specialized expertise and extensive experience in the industry. Financial services professionals are in high demand, and the Company faces significant competition for qualified employees. With the exception of the Chief Executive Officer, key employees do not have employment contracts, and generally can terminate their employment at any time. The Company cannot assure that it will be able to retain or replace key personnel. In order to retain or replace its key personnel, the Company may be required to increase compensation, which would decrease net income. The loss of key personnel could damage the Company’s reputation and make it more difficult to retain and attract new employees and investors. Losses of assets from its client investors would decrease its revenues and net income, possibly materially.
The Company is subject to substantial competition in all aspects of its business.
The Company’s investment products compete against an ever-increasing number of investment products and services from:
•	asset management firms,

•	mutual fund companies,

•	commercial banks and thrift institutions,

•	insurance companies,

•	hedge funds, and

•	brokerage and investment banking firms.
Many of these financial institutions have substantially greater resources than the Company and may offer a broader range of products or operate in more markets. Some operate in a different regulatory environment which may give them certain competitive advantages in the investment products and portfolio structures that they offer. The Company competes with other providers of investment advisory services primarily based upon its investment performance. Some institutions have proprietary products and distribution channels that make it more difficult for the Company to compete with them. If current or potential customers decide to use one of the Company’s competitors, the Company could face a significant decline in market share, assets under management, revenues, and net income. If the Company is required to lower its fees in order to remain competitive, its net income could be significantly reduced because some of its expenses are fixed, especially over shorter periods of time, and others may not decrease in proportion to the decrease in revenues.
A significant portion of the Company’s revenues are based on contracts with the Diamond Hill Funds that are subject to termination without cause and on short notice.

The Company provides investment advisory and administrative services to the Diamond Hill Funds under various agreements. The board of each Diamond Hill Fund must annually approve the terms of the investment management and administration agreements and can terminate the agreement upon 60-day notice. If a Diamond Hill Fund seeks to lower the fees that the Company receives or terminate its contract with the Company, the Company would experience a decline in fees earned from the Diamond Hill Funds, which could have a material adverse effect on the Company’s revenues and net income. The Company derived 69% and 54% of its 2007 and 2006 revenue, respectively from investment advisory and administration agreements with Diamond Hill Funds.
The Company’s business is subject to substantial governmental regulation.

The Company’s business is subject to variety of federal securities laws including the Investment Advisors Act of 1940, the Investment Company Act of 1940, the Securities Exchange Act of 1934, Sarbanes-Oxley Act of 2002, and the U.S. Patriot Act of 2001. In addition, the Company is subject to significant regulation and oversight by the SEC and FINRA. Changes in legal, regulatory, accounting, tax and compliance requirements could have a significant effect on the Company’s operations and results, including but not limited to increased expenses and reduced investor interest in certain funds and other investment products offered by the Company. The Company continually monitors legislative, tax, regulatory, accounting, and compliance developments that could impact its business.
The Company will continue to seek to understand, evaluate and when possible, manage and control these and other business risks.
ITEM 1B: Unresolved Staff Comments - None
ITEM 2: Description of Property
The Company leases approximately 14,187 square feet of office space at 325 John H. McConnell Blvd, Suite 200, Columbus, Ohio 43215 under an operating lease agreement which terminates on July 31, 2013.
The Company’s current policy is not to invest in real estate or interests in real estate primarily for possible capital gain or primarily for income. The Company does not invest in real estate mortgages or securities of entities primarily engaged in real estate activities.
ITEM 3: Legal Proceedings
The Company is currently not engaged in any material litigation or other legal proceedings.

ITEM 4: Submission of Matters to a Vote of Security Holders
There were no matters submitted during the most recent quarter to a vote of security holders.
PART II

ITEM 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The following performance graph compares the total shareholder return of an investment in Diamond Hill’s Common Stock to that of the Russell MicrocapTM Index, and to a peer group index of publicly traded asset management firms for the five-year period ending on December 31, 2007. The graph assumes that the value of the investment in Diamond Hill’s Common Stock and each index was $100 on December 31, 2002. Total return includes reinvestment of all dividends. According to Russell, the MicrocapTM Index makes up less than 3% of the U.S. equity market and is a market-value-weighted index of the smallest 1,000 securities in the small-cap Russell 2000 Index plus the next 1,000 securities. Peer Group returns are weighted by the market capitalization of each firm at the beginning of each measurement period. The historical information set forth below is not necessarily indicative of future performance. Diamond Hill does not make or endorse any predictions as to future stock performance.

	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
Diamond Hill Investment Group, Inc.	100	177	427	798	2,136	1,865
Russell MicrocapTM Index	100	166	190	195	227	209
Peer Group*	100	124	144	157	184	240

*	The following companies are included in the Peer Group: Westwood Holdings Group, Inc.; U.S. Global Investors, Inc.; GAMCO Investors, Inc.; Waddell & Reed Financial, Inc.; Affiliated Managers Group, Inc.; Federated Investors, Inc.; Janus Capital Group, Inc.; Eaton Vance Corp.

The Company’s common shares trade on the NASDAQ Capital Market under the symbol DHIL. The following table sets forth the high and low sale and closing prices each quarter since during 2007 and 2006:

	2007			2006
	High Price	Low Price	Close Price	High Price	Low Price	Close Price
Quarter ended:
March 31	$113.85	$80.82	$97.51	$46.33	$29.75	$41.22
June 30	$109.99	$82.01	$90.66	$52.00	$36.38	$47.03
September 30	$92.85	$69.02	$81.00	$67.44	$44.00	$63.25
December 31	$87.40	$69.50	$73.10	$89.30	$56.25	$83.73
Due to the relatively low volume of traded shares, quoted prices cannot be considered indicative of any viable market for such shares. During the years ended December 31, 2007, and 2006, approximately 1,079,000 and 1,080,000, respectively, of the Company’s Common Shares were traded.
The approximate number of registered holders of record of the Company’s common shares at December 31, 2007 was 250. Many of the shares are held in street nominee name and management believes the number of beneficial holders of the Company’s common shares as of December 31, 2007 were approximately 2,100. The Company has not paid any dividends during the last two fiscal years and has no present intention of doing so in the future.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth information regarding the Company’s purchases of its common stock during the fourth quarter of fiscal 2007:

			Total Number of	Maximum Number
			Shares Purchased as	of Shares That May
	Total Number		part of a Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid Per Share	or Programs	Programs (1)
October 1, 2007 through
October 31, 2007	—	—	1,398	348,602
November 1, 2007 through
November 30, 2007	874	$74.30	2,272	347,728
December 1, 2007 through
December 31, 2007	2,670	$72.23	4,942	345,058

(1)	- The Company’s current share repurchase program was announced on August 9, 2007. The board of directors authorized management to repurchase up to 350,000 shares of its common stock in the open market and in private transactions in accordance with applicable securities laws. The Company’s stock repurchase program is not subject to an expiration date.

ITEM 6: Selected Financial Data
The following selected financial data should be read in conjunction with the Company’s Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-K.

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
Income Statement Data (in thousands):
Total revenues	$41,308	$31,905	$10,246	$2,774	$1,161
Net operating income (loss)	14,078	9,769	1,394	(664)	(1,394)
Net income (loss)	9,932	8,065	3,651	(177)	(994)

Earnings Per Share:
Basic	$4.61	$4.51	$2.21	$(0.11)	$(0.68)
Diluted	4.39	3.63	1.83	(0.11)	(0.68)

Weighted Average Shares Outstanding
Basic	2,155,829	1,787,390	1,654,935	1,566,385	1,458,264
Diluted	2,264,234	2,219,580	1,996,176	1,566,385	1,458,264

	At December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data (in thousands):
Total assets	$53,284	$37,236	$12,748	$3,968	$3,314
Long-term debt	—	—	—	—	—
Shareholders equity	39,308	20,483	10,861	3,566	3,175

Assets Under Management (in millions):	$4,403	$3,708	$1,531	$524	$250

ITEM 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operation
In this section the Company discusses and analyzes the consolidated results of operations for the past three fiscal years and other factors that may affect future financial performance. This discussion should be read in conjunction with the consolidated Financial Statements, Notes to the Consolidated Financial Statements, and Selected Financial Data.
The Company’s revenue is derived primarily from investment advisory and administration fees received from Diamond Hill Funds and investment advisory and performance incentive fees received from separate accounts and private investment funds. Investment advisory and administration fees paid to the Company are based on the value of the investment portfolios managed by the Company and fluctuate with changes in the total value of the assets under management. Such fees are recognized in the period that the Company manages these assets. Performance incentive fees are earned in the amount of 20% on the amount of client annual investment performance in excess of a 5% annual return hurdle. Because performance incentive fees are based primarily on the performance of client accounts, they can be volatile from period to period. The Company’s major expense is employee compensation and benefits.
Revenues are highly dependant on both the value and composition of assets under management (“AUM”). The following is a summary of the firm’s AUM for each of the prior three years and a roll-forward of this three year growth:

	Assets Under Management by Product
	As of December 31,
(in millions)	2007	2006	2005
Mutual funds	$2,910	$2,518	$907
Separate accounts	998	875	513
Private investment funds	495	315	111

Total AUM	$4,403	$3,708	$1,531

(in millions)	2007	2006	2005
AUM at beginning of year	$3,708	$1,531	$524
Net cash inflows
mutual funds	362	1,333	617
separate accounts	70	441	212
private investment funds	170	164	67

	602	1,938	896
Net market appreciation and income	93	239	111

Increase during the year	695	2,177	1,007

AUM at end of year	$4,403	$3,708	$1,531

Consolidated Results of Operations
The following is a discussion of the consolidated results of operations of the Company and a detailed discussion of the Company’s revenues and expenses.

	2007	2006	% Change	2006	2005	% Change
Net income (in thousands)	$9,932	$8,065	23%	$8,065	$3,651	121%

Net income per share
Basic	$4.61	$4.51	2%	$4.51	$2.21	104%
Diluted	$4.39	$3.63	21%	$3.63	$1.83	98%

Weighted average shares outstanding (in thousands)
Basic	2,156	1,787		1,787	1,655
Diluted	2,264	2,220		2,220	1,996

Year Ended December 31, 2007 compared with Year Ended December 31, 2006
The Company posted net income of $9,932,315 ($4.39 per diluted share) for the year ended December 31, 2007, compared with net income of $8,065,133 ($3.63 per diluted share) for the year ended December 31, 2006. The increase in profitability is directly attributable to an increase in investment advisory and mutual fund administration fees which are correlated to an increase in AUM of $695 million during 2007. The increase in profitability was achieved despite a 98% decrease in performance incentive fees due to investment performance in client portfolios not exceeding the hurdle rate.
Operating expenses increased by 23% in 2007 primarily driven by the following:
▪	Employee compensation expense increased by 10%, or $1,859,016 primarily due to an increase in overall staff from 31 to 42.

▪	Consistent with continued growth in mutual fund assets under management, mutual fund administration expense increased by 44%, or $734,716.

▪	Consistent with higher investment advisory incentive fees, third party distribution expenses increased by 94%, or $730,839. A large portion of this increase was related to an increase in assets of the Company’s private investment funds.

Year Ended December 31, 2006 compared with Year Ended December 31, 2005
The Company posted net income of $8,065,133 ($3.63 per diluted share) for the year ended December 31, 2006, compared with net income of $3,650,766 ($1.83 per diluted share) for the year ended December 31, 2005. The increase in profitability is primarily attributable to the following factors:
▪	The Company’s investment advisory fee and mutual fund administration fee increase is substantially due to an increase in AUM of $2.2 billion during 2006.

▪	Performance incentive fees increased by 172% due to increased AUM and strong investment performance.

▪	Investment income grew by $1.9 million due to a larger investment in the private investment funds and strong investment performance.
Operating expenses increased by 150% in 2006 primarily driven by the following:
▪	Employee compensation expense increased by 163%, or $11.3 million primarily due to higher incentive compensation and an overall staff increase of 52%, primarily on the investment team.

▪	Consistent with continued growth in mutual fund assets under management, mutual fund administration expense increased by 104%, or $860,496.

▪	Consistent with higher investment advisory and performance incentive fees, third party distribution expenses increased by 252%, or $559,385. A large portion of this increase was related to the new third party placement firm hired during 2006 to focus on distribution of the private investment funds.
Revenue

(in Thousands)	2007	2006	% Change	2006	2005	% Change
Investment advisory	$35,165	$20,247	74%	$20,247	$6,489	212%
Performance incentive	174	7,947	-98%	7,947	2,916	173%
Mutual fund administration, net	5,969	3,710	61%	3,710	841	341%
Total	41,308	31,904	29%	31,904	10,246	211%

Revenue for the Year Ended December 31, 2007 compared with Year Ended December 31, 2006
As a percent of total 2007 revenues, investment advisory fees account for 85%, performance incentive fees account for less than 1%, and mutual fund administration makes up the remaining 14%. This compares to 63%, 25%, and 12%, respectively for 2006.
Investment Advisory Fees. Investment advisory fees are generally calculated as a percent of average net assets under management at various levels depending on the investment product. The Company’s average advisory fee rate for the year ended December 31, 2007 was 0.83% compared to 0.76% for the year ended December 31, 2006. This increase was mainly due to the increase in assets under management in the long-short products, which have a higher advisory fee. The overall increase in investment advisory fees year over year was primarily due to an increase in AUM of $695 million in 2007.
Performance Incentive Fees. Performance incentive fees are equal to 20% of the performance increase in client accounts after a 5% annual hurdle is achieved. The fees are dependent on both assets under management and absolute investment performance in client accounts and can be very volatile from period to period. Incentive fee AUM totaled $581 million at December 31, 2007 compared to $374 million at the end of 2006. Despite the 55% increase in incentive fee AUM, absolute investment performance in client accounts during 2007 generally did not exceed the required 5% annual hurdle and therefore performance incentive fees were down 98% compared to 2006.
Mutual Fund Administration Fees. Mutual fund administration fees are calculated as a percent of average net assets under administration in the Diamond Hill Funds. The Company earns 0.32% on Class A and Class C shares and 0.18% on Class I shares. As assets in the Funds have grown the Company has realized certain economies of scale; and as a result, the Company has lowered its administration fees by approximately 10% in each of the last three years to pass on those economies of scale to fund shareholders. The Company expects to lower its administration fees again effective April 30, 2008. Despite lowering fees by 11% during 2007, fund administration revenues increased by $2.3 million over 2006 due to the increase in assets under administration.

Revenue for the Year Ended December 31, 2006 compared with Year Ended December 31, 2005
As a percent of total 2006 revenues, investment advisory fees accounted for 63%, performance incentive fees accounted for 25%, and mutual fund administration made up the remaining 12%. This compares to 63%, 28%, and 9%, respectively for 2005.
Investment Advisory Fees. Investment advisory fees are calculated as a percent of average net assets under management at various levels depending on the investment product. The Company’s average advisory fee rate for the year ended December 31, 2006 was 0.76% compared to 0.72% for the year ended December 31, 2005. This increase was mainly due to the increase in assets under management in the long-short products, which have a higher advisory fee. The overall increase in investment advisory fees was primarily due to an increase in AUM of $2.2 billion in 2006. The largest increase in 2006 came from the Diamond Hill Long-Short fund which increased $924 million, or 300% from 2005 to 2006.
Performance Incentive Fees. Performance incentive fees are equal to 20% of the performance increase in client accounts after a 5% annual hurdle is achieved. The fees are dependent on both assets under management and absolute investment performance in client accounts and can be volatile from period to period. Incentive fee AUM totaled $374 million at December 31, 2006 compared to $117 million at the end of 2005. Strong investment performance coupled with a 220% increase in incentive fee AUM contributed to the $5 million increase in fees for 2006 compared to 2005. In June 2006, the Company launched two new private investment funds, which provided for additional incentive fees. In conjunction with the launch of these two funds, a third party placement firm was hired to market the new funds as well as the Company’s existing private investment fund. To date, efforts by the third party placement firm have been successful.
Mutual Fund Administration Fees. Mutual fund administration fees are calculated as a percent of average net assets under administration in the Diamond Hill Funds. The Company earns 0.36% on Class A and Class C shares and 0.18% on Class I shares. As assets in the Funds have grown the Company has realized certain economies of scale; and as a result, the Company has lowered its administration fees by approximately 10% in each of the last two years to pass on those economies of scale to fund shareholders. The Company lowered its administration fees again effective April 30, 2007. Despite lowering fees by 10% during 2006, fund administration revenues increased by $2.9 million from 2005 to 2006.
Expenses

(in Thousands)	2007	2006	% Change	2006	2005	% Change
Compensation and related costs	$20,007	$18,148	10%	$18,148	$6,878	164%
General and administrative	2,659	1,137	134%	1,137	679	67%
Sales and marketing	632	384	65%	384	248	55%
Third party distribution	1,512	781	94%	781	222	252%
Mutual fund administration	2,420	1,686	44%	1,686	825	104%

Total	27,230	22,136	23%	22,136	8,852	150%

Expenses for the Year Ended December 31, 2007 compared with Year Ended December 31, 2006
Compensation and Related Costs. Employee compensation and benefits increased by $1.9 million, or 10%, in 2007, primarily due to a 31% increase in the number of staff.
General and Administrative. The increase in general and administrative expenses of $1.5 million, or 134%, resulted from general increases associated with the overall growth of the Company, and an increase in expenditures for investment research and portfolio accounting systems. Additionally, during the third quarter of 2007 the Company incurred a $452,000 loss related to a trading error in a client account.
Sales and Marketing. Sales and marketing expenses increased by $248 thousand, or 65% during 2007. This increase is commensurate with the increase in investment advisory revenue and was primarily due to increased expense related to marketing materials and additional travel related expense incurred related to new business attained during the year.
Third Party Distribution. Third party distribution expense represents payments made to third party intermediaries directly related to sales made by those parties of the Company’s investment products. Substantially all of this expense in 2007 and 2006 is related to new client investments in the Company’s private investment funds. The year over year increases directly correspond to the increase in investment advisory fees earned by the Company.
Mutual Fund Administration. Mutual fund administration expenses increased by $734 thousand during 2007. A large portion of mutual fund administration expense is calculated based on a percent of assets under administration in the Diamond Hill Funds. The year over year increases are consistent with the continued growth in assets under administration.
Expenses for the Year Ended December 31, 2006 compared with Year Ended December 31, 2005
Compensation and Related Costs. Employee compensation and benefits increased by $11.3 million, or 164%, in 2006, primarily due to incentive bonuses associated with strong long-term investment performance and a 52% increase in the number of staff, primarily on the investment team.
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
Third Party Distribution. Third party distribution expense represents payments made to third party intermediaries directly related to sales made by those parties of the Company’s investment products. Substantially all of this expense in 2006 and 2005 was related to new client investments in the Company’s private investment funds. The year over year increases directly correspond to the increase in investment advisory and performance incentive fees earned by the Company.
Mutual Fund Administration. Mutual fund administration expense increased by $860 thousand in 2006. A large portion of mutual fund administration expense is calculated based on a percent of assets under administration in the Diamond Hill Funds. The year over year increases are consistent with the continued growth in assets under administration.
Liquidity and Capital Resources
The Company’s entire investment portfolio is in readily marketable securities, which provide for cash liquidity, if needed. Investments in mutual funds are valued at their quoted current net asset value. Investments in private investment funds and equity securities are valued independently based on readily available market quotations. Inflation is expected to have no material impact on the Company’s performance.
As of December 31, 2007, the Company had working capital of approximately $37.5 million compared to $19.1 million at December 31, 2006. Working capital includes cash, securities owned and accounts receivable, net of all liabilities. The Company has no debt and its available working capital is expected to be sufficient to cover current expenses. The Company does not expect any material capital expenditures during 2008; however, capital levels are expected to be impacted by future stock-based option and warrant exercises.
Operating activities during 2007 provided cash flows of $10 million, down $8.1 million from 2006, including increased net income of $1.9 million and non-cash stock-based compensation expense of $1.4 million. Net cash used in investing activities totaled $15 million, up just over $4 million from 2006. The Company’s investments in mutual funds and equity securities made from its larger available cash balances were $15.3 million in 2007, up $4.1 million from 2006. Decreased capital spending for property and equipment was $304 thousand in 2007, a decline of $151 thousand from 2006. Net cash provided by financing activities was $7.5 million in 2007, up $6.7 million from 2006. Substantially all of this increase was due to common stock issued during 2007 relating to the exercise of options and warrants.
Operating activities during 2006 provided cash flows of $18.1 million, up $15.3 million from 2005, including increased net income of $4.4 million and increased accrued liabilities of $11.5 million. Net cash used in investing activities totaled $11.6 million, up $8.3 million from 2005. The Company’s investments in mutual funds and private investment funds made from its larger available cash balances were $7.9 million more in 2006 than in 2005. Capital spending for property and equipment was $455 thousand in 2006, an increase of $426 thousand from 2005. Net cash used in financing activities was $760 thousand in 2006, a decline of $2.1 million from 2005.
Property and equipment expenditures in 2008, including those for the build-out of the Company’s expanded operating facilities, are anticipated to be approximately $180 thousand and are expected to be funded from cash balances.
Selected Quarterly Information
Unaudited quarterly results of operations for the years ended December 31, 2007 and 2006 is summarized below:

	At or For the Quarter Ended
	2007				2006
(in thousands)	12/31	09/30	06/30	03/31	12/31	09/30	06/30	03/31

Assets Under Management (in millions)	$4,403	$4,380	$4,479	$4,169	$3,708	$3,117	$2,734	$2,181
Total revenue	10,883	10,701	10,369	9,355	13,420	6,655	6,249	5,580
Total operating expenses	6,847	7,168	6,947	6,268	8,973	4,634	4,443	4,086

Operating income	4,036	3,533	3,422	3,087	4,447	2,021	1,806	1,494

Net income	$2,876	$2,648	$2,414	$1,994	$4,082	$1,362	$1,368	$1,253

Diluted EPS	$1.23	$1.14	$1.05	$0.91	$1.72	$0.61	$0.62	$0.58

Diluted shares outstanding	2,335	2,322	2,302	2,196	2,281	2,239	2,200	2,172

Contractual Obligations
The following table presents (in thousands) a summary of the Company’s future obligations under the terms of an operating lease and other contractual purchase obligations at December 31, 2007. Other purchase obligations include contractual amounts that will be due for the purchase of services to be used in the Company’s operations such as mutual fund sub-administration and portfolio accounting software. These obligations may be cancelable at earlier times than those indicated under certain conditions that may involve termination fees. Because these obligations are of a normal recurring nature, the Company expects that it will fund them from future cash flows from operations. The information presented does not include operating expenses or capital expenditures that will be committed in the normal course of operations in 2008 and future years:

	Total	2008	2009-2010	2011-2012	Later
Operating lease obligations	$1,329,000	$231,000	$469,000	$499,000	$130,000
Purchase obligations	$1,800,000	$1,700,000	$100,000	$—	$—

Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements with any obligation under a guarantee contract, or a retained or contingent interest in assets or similar arrangement that serves as credit, liquidity or market risk support for such assets, or any other obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument or arising out of a variable interest.
Critical Accounting Policies and Estimates
Provisions for Income Tax Taxes. The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 — “Accounting for the Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS 109. As a result of the implementation of FIN 48, the Company recognized no adjustment in the net tax liability.
Revenue Recognition on Incentive-Based Advisory Contracts. The Company has certain investment advisory contracts in which a portion of the fees are based on investment performance achieved in the respective client portfolio in excess of five percent. EITF Abstract Topic No. D-96, “Accounting for Management Fees Based on a Formula,” identifies two methods by which incentive revenue may be recorded. Under “Method 1,” incentive fees are recorded at the end of the contract year. Under “Method 2,” incentive fees are recorded periodically and calculated as the amount that would be due under the formula at any point in time as if the contract was terminated at that date. Management has chosen the more conservative method (“Method 1”), in which performance fees are recorded at the end of the contract period provided for by the contract terms.
Newly Issued But Not Yet Adopted Accounting Standards
Each reporting period the Company considers all newly issued but not yet adopted standards applicable to its operations and the preparation of the Company’s consolidated statements. One such standard, SFAS No. 157, “Fair Value Measurements”, may add additional note disclosures to the Company’s 2008 financial statements about the valuation of its corporate investments. Adoption of SFAS No. 157 should not have a material effect on the Company’s financial position or results of operations.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
The Company’s revenues and net income are based primarily on the value of assets under its management. Accordingly, declines in financial market values directly and negatively impact its investment advisory revenues and net income.
The Company invests in Diamond Hill Funds, its private investment funds, and other equity securities, which are market risk sensitive financial instruments. These investments have inherent market risk in the form of equity price risk; that is, the potential future loss of value that would result from a decline in the fair value. Each equity fund and its underlying net assets are also subject to market risk, which may arise from changes in equity prices. The bond fund is also subject to market risk which may arise from changes in equity prices, credit ratings and interest rates. Market prices fluctuate and the amount realized upon subsequent sale may differ significantly from the reported market value.
The table below summarizes the Company’s market risks as of December 31, 2007, and shows the effects of a hypothetical 10% increase and decrease in equity and bond investments.

		Fair Value Assuming	Fair Value Assuming
	Fair Value as of	a Hypothetical 10%	a Hypothetical 10%
	December 31, 2007	Increase	Decrease
Equity investments	$30,270,597	$33,297,657	$27,243,537
Bond fund investments	3,765,566	4,142,123	3,389,009

Total	$34,036,163	$37,439,780	$30,632,546

ITEM 8. Financial Statements and Supplementary Data
Report of Independent Registered Public
Accounting Firm on Consolidated Financial Statements
The Shareholders and Board of Directors of
Diamond Hill Investment Group, Inc.:
We have audited the accompanying balance sheets of Diamond Hill Investment Group, Inc. and its subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying financial statements. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diamond Hill Investment Group, Inc. and its subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Diamond Hill Investment Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ Plante & Moran, PLLC
Columbus, Ohio
March 7, 2008

Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$11,783,278	$9,836,989
Investment portfolio	34,036,163	19,108,682
Accounts receivable	5,694,274	6,924,008
Prepaid expenses	1,115,728	869,501
Fixed assets, net of depreciation, and other assets	654,500	497,297

Total assets	$53,283,943	$37,236,477

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$979,467	$1,217,114
Accrued incentive compensation	12,450,000	13,637,000
Deferred taxes	546,944	1,899,106

Total liabilities	13,976,411	16,753,220

Commitments and contingencies	—	—

Shareholders’ Equity
Common stock, no par value
7,000,000 shares authorized;
2,243,653 issued and outstanding at December 31, 2007
1,848,472 issued 1,838,435 outstanding at December 31, 2006	27,719,024	16,515,256
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Treasury stock, at cost
0 shares at December 31, 2007
10,037 shares at December 31, 2006	—	(95,736)
Deferred compensation	(4,056,015)	(2,355,499)
Retained earnings	15,644,523	6,419,236

Total shareholders’ equity	39,307,532	20,483,257

Total liabilities and shareholders’ equity	$53,283,943	$37,236,477

The accompanying notes are an integral part of these financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income

	Year Ended December 31,
	2007	2006	2005
REVENUES:
Investment advisory	$35,165,043	$20,246,624	$6,488,767
Performance incentive	174,292	7,947,434	2,915,771
Mutual fund administration, net	5,968,603	3,710,141	841,527

Total revenue	41,307,938	31,904,199	10,246,065

OPERATING EXPENSES:
Compensation and related costs	20,006,542	18,147,526	6,877,929
General and administrative	2,658,649	1,137,319	678,939
Sales and marketing	631,911	383,994	247,972
Third party distribution	1,512,095	781,256	221,871
Mutual fund administration	2,420,252	1,685,536	825,040

Total operating expenses	27,229,449	22,135,631	8,851,751

NET OPERATING INCOME	14,078,489	9,768,568	1,394,314

Investment Return	909,134	2,526,620	594,777

INCOME BEFORE TAXES	14,987,623	12,295,188	1,989,091

Income tax (provision) / benefit	(5,055,308)	(4,230,055)	1,661,675

NET INCOME	$9,932,315	$8,065,133	$3,650,766

Earnings per share
Basic	$4.61	$4.51	$2.21

Diluted	$4.39	$3.63	$1.83

Weighted average shares outstanding
Basic	2,155,829	1,787,390	1,654,935

Diluted	2,264,234	2,219,580	1,996,176

The accompanying notes are an integral part of these financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Shareholders’ Equity

					Retained
	Shares	Common	Treasury	Deferred	Earnings
	Outstanding	Stock	Stock	Compensation	(Deficit)	Total
Balance at January 1, 2005	1,613,060	$10,204,714	$(1,229,378)	$(124,550)	$(5,284,447)	$3,566,339
Deferred compensation	15,000	143,700	85,800	(229,500)	—	—
Recognition of current year deferred compensation	—	—	—	61,669	—	61,669
FAS 123R compensation expense	—	634,712	—	—	—	634,712
Tax benefit from options and warrants exercised	—	108,457	—	—	—	108,457
Sale of treasury stock	127,839	2,107,861	731,208	—	—	2,839,069
Net income	—	—	—	—	3,650,766	3,650,766

Balance at December 31, 2005	1,755,899	$13,199,444	$(412,370)	$(292,381)	$(1,633,681)	$10,861,012
Deferred compensation	44,482	2,246,503	160,101	(2,406,604)	—	—
Recognition of current year deferred compensation	—	—	—	343,486	—	343,486
FAS 123R compensation expense	—	27,597	—	—	—	27,597
Tax benefit from options and warrants exercised	—	426,419	—	—	—	426,419
Sale of treasury stock	34,054	525,293	156,533		(12,216)	669,610
Exercise of 4,000 warrants for common stock	4,000	90,000	—	—	—	90,000
Net income	—	—	—	—	8,065,133	8,065,133

Balance at December 31, 2006	1,838,435	$16,515,256	$(95,736)	$(2,355,499)	$6,419,236	$20,483,257
Deferred compensation	36,000	3,089,280	—	(3,089,280)	—	—
Recognition of current year deferred compensation	—	—	—	1,388,764	—	1,388,764
Issuance of stock grants	57,254	5,628,641	—	—	—	5,628,641
Issuance of stock related to 401k plan match	2,582	202,019	—	—	—	202,019
FAS 123R compensation expense	—	8,152	—	—	—	8,152
Tax benefit from options and warrants exercised	—	6,015,186	—	—	—	6,015,186
Payment of taxes withheld related to option exercises	(85,518)	(8,020,273)	—	—	—	(8,020,273)
Purchase of treasury stock related to option exercises	(15,797)	—	(1,344,958)	—	—	(1,344,958)
Sale of treasury stock for issuance of stock grant	614	25,874	38,903	—	—	64,777
Sale of treasury stock for 401k plan match	2,423	57,061	177,435	—	—	234,496
Sale of treasury stock related to option exercises	22,585	57,084	1,224,356	—	(707,028)	574,412
Exercise of options/warrants for common stock	390,017	4,500,478	—	—	—	4,500,478
Repurchase of common stock	(4,942)	(359,734)	—	—	—	(359,734)
Net income	—	—	—	—	9,932,315	9,932,315

Balance at December 31, 2007	2,243,653	$27,719,024	$—	$(4,056,015)	$15,644,523	$39,307,532

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flow

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$9,932,315	$8,065,133	$3,650,766
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation on property and equipment	147,059	69,165	39,950
Amortization of deferred compensation	1,388,764	343,486	61,669
(Increase) decrease in accounts receivable	1,229,734	(5,026,307)	(532,201)
Increase (decrease) in deferred income taxes	(1,352,162)	4,071,965	(1,661,675)
Stock option expense	8,152	27,597	634,712
(Increase) decrease in unrealized gains	389,771	(2,110,524)	(487,300)
Increase (decrease) in accrued liabilities	(1,424,647)	12,991,309	1,485,277
Other changes in assets and liabilities	(246,227)	(289,392)	(330,237)

Net cash provided by operating activities	10,072,759	18,142,432	2,860,961

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(304,262)	(454,599)	(28,322)
Investment portfolio activity	(15,317,252)	(11,142,788)	(3,241,940)

Net cash used in investing activities	(15,621,514)	(11,597,387)	(3,270,262)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for repurchase of common shares	(359,734)	—	—
Payment of taxes withheld on option/warrant exercises	(8,020,273)	—	—
Proceeds from common stock issuance	16,346,324	90,000	—
Purchase of treasury stock	(1,344,958)	—	—
Sale of treasury stock	873,685	669,610	2,839,069

Net cash provided by financing activities	7,495,044	759,610	2,839,069

CASH AND CASH EQUIVALENTS
Net change during the period	1,946,289	7,304,655	2,429,768
At beginning of period	9,836,989	2,532,334	102,566

At end of period	$11,783,278	$9,836,989	$2,532,334

Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	435,682	91,000	—
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
Diamond Hill Capital Management, Inc. (“DHCM”), an Ohio corporation, is a wholly owned subsidiary of the Company and a registered investment advisor. DHCM is the investment adviser to the Diamond Hill Funds (the “Funds”), a series of open-end mutual funds, private investment funds (“Private Funds”), and also offers advisory services to institutional and individual investors.
Diamond Hill GP (Cayman) Ltd. (“DHGP”) was incorporated in the Cayman Islands as an exempted company on May 18, 2006 for the purpose of acting as the general partner of a Cayman Islands exempted limited partnership, which partnership acts as a master fund for Diamond Hill Offshore Ltd., a Cayman Islands exempted company; and Diamond Hill Investment Partners II, L.P., an Ohio limited partnership. Diamond Hill GP (Cayman) Ltd. has no operating activity.
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
Accounts Receivable
Accounts receivable are recorded when they are due and are presented in the balance sheet, net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of those individuals or entities that owe the receivable. No allowance for doubtful accounts was deemed necessary at December 31, 2007 and 2006.

Note 2 Significant Accounting Policies (Continued)
Valuation of Investment Portfolio
Investments in mutual funds are valued at their quoted closing current net asset values, or NAVs, per share of each mutual fund. Investments in Private Funds and other equity securities are independently valued based on readily available market quotations. The changes in market values on the investments are recorded in the Consolidated Statement of Income as investment returns.
Limited Partnership Interests
DHCM is the managing member of Diamond Hill General Partner, LLC, the General Partner of Diamond Hill Investment Partners, LP (“DHIP”) and Diamond Hill Investment Partners II, LP (“DHIP II”), each a limited partnership whose underlying assets consist of marketable securities. DHCM in its role as the managing member of the General Partner exerts significant influence over the financial and operating policies of DHIP and DHIP II but does not exercise control. Therefore, DHCM’s investment in DHIP and DHIP II is accounted for using the equity method, under which DHCM’s share of the net earnings or losses from the partnership is reflected in income as earned, and distributions received are reflected as reductions from the investment. Several board members, officers and employees of the Company invest in DHIP and DHIP II through Diamond Hill General Partner, LLC. These individuals receive no remuneration as a result of their personal investment in DHIP or DHIP II. The capital of Diamond Hill General Partner, LLC is not subject to a management fee or an incentive fee.
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
Revenue Recognition — General
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

Note 2 Significant Accounting Policies (Continued)
Revenue Recognition – Performance Incentive Revenue
The Company’s private investment funds and certain managed accounts provide for performance incentive fees. EITF Abstract Topic No. D-96, “Accounting for Management Fees Based on a Formula”, identifies two methods by which incentive revenue may be recorded. Under “Method 1”, incentive fees are recorded at the end of the contract period; under “Method 2”, the incentive fees are recorded periodically and calculated as the amount that would be due under the formula at any point in time as if the contract was terminated at that date. Management has chosen the more conservative method (“Method 1”), in which incentive fees are recorded at the end of the contract period for the specific client in which the incentive fee applies. The table below shows assets under management (“AUM”) subject to performance incentive fees and the performance incentive fees as calculated under each of the above methods:

	As Of December 31,
	2007	2006	2005
AUM — Contractual Period Ends Quarterly	$193,342,530	$240,725,253	$117,327,715
AUM — Contractual Period Ends Annually	387,466,713	133,128,473	—

Total AUM Subject to Performance Incentive	$580,809,243	$373,853,726	$117,327,715

	For The Period Ending December 31,
	2007	2006	2005
Performance Incentive Fees — Method 1	$174,292	$7,947,434	$2,915,771
Performance Incentive Fees — Method 2	174,292	7,947,434	2,915,771
Amounts under Method 1 and Method 2 may differ throughout the year, but will generally be the same at fiscal year end because all client account contract period’s end on December 31.
Revenue Recognition – Mutual Fund Administration
DHCM has an administrative, fund accounting and transfer agency services agreement with the Diamond Hill Funds (“Funds”), under which DHCM performs certain services for each fund. These services include mutual fund administration, accounting, transfer agency and other related functions. For performing these services, each fund compensates DHCM a fee at an annual rate of 0.32% for Class A and Class C shares and 0.18% for Class I shares times each series’ average daily net assets. Effective April 30, 2007, the fee for administrative services was reduced from 0.36% to 0.32% for Class A and Class C shares. The Funds have selected and contractually engaged certain vendors to fulfill various services to benefit the Funds’ shareholders or to satisfy regulatory requirements of the Funds. These services include, among others, required fund shareholder mailings, registration fees, legal and audit fees. DHCM, in fulfilling a portion of its role under the administration agreement with the Funds, acts as agent to pay these obligations of the Funds. Each vendor is independently responsible for fulfillment of the services it has been engaged to provide and negotiates fees and terms with the management and board of trustees of the Funds. The fee that the Funds pay to DHCM is reviewed annually by the Funds’ board of trustees and specifically takes into account the contractual expenses that DHCM pays on behalf of the Funds. As a result, DHCM is not involved in the delivery or pricing of these services and bears no risk related to these services. Consistent with EITF 99-19, revenue has been recorded net of these Fund expenses. In addition, DHCM finances the up-front commissions which are paid by the Fund’s principal underwriter to brokers who sell C shares of the Funds. As financer, DHCM advances to the underwriter the commission amount to be paid to the selling broker at the time of sale. This advancement is capitalized and amortized over 12 months to correspond with the re-payments DHCM receives from the principal underwriter to recoup this commission advancement. Mutual fund administration (“admin”) gross and net revenue are summarized below:

Note 2 Significant Accounting Policies (Continued)

	Year Ended December 31,
	2007	2006	2005
Mutual fund admin revenue, gross	$8,226,438	$5,795,110	$1,736,346
Mutual fund admin, fund related expense	2,393,732	2,183,599	927,043

Mutual fund admin revenue, net of fund related expenses	5,832,706	3,611,511	809,303

C-Share advance repayments	1,970,006	1,210,697	579,285
C-Share amortization of advances	1,834,109	1,112,067	547,061

C-Share financing activity, net	135,897	98,630	32,224

Mutual fund administration revenue, net	$5,968,603	$3,710,141	$841,527

Third Party Distribution Expense
Third party distribution expenses are earned by various third party financial services firms based on sales and/or assets of the Company’s investment products generated by the respective firm. Expenses recognized represent actual payments made to the third party firms and are recorded in the period earned based on the terms of the various contracts.
Income Taxes
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No.
109 – “Accounting for Income Taxes” (“SFAS 109”). A net deferred tax asset or liability is determined based on the tax effects of the various temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.
Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 – “Accounting for the Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS 109. As a result of the implementation of FIN 48, the Company recognized no adjustment in the net liability.
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

Note 3 Investment Portfolio
As of December 31, 2007, the Company held investments worth $34.0 million and a cost basis of $31.3 million. The following table summarizes the market value of these investments over the last two fiscal years:

	Year Ended December 31,
	2007	2006
Diamond Hill Small Cap Fund	$1,039,517	$65,371
Diamond Hill Small-Mid Cap Fund	1,016,243	330,546
Diamond Hill Large Cap Fund	1,017,340	292,369
Diamond Hill Select Fund	1,015,803	342,121
Diamond Hill Long-Short Fund	1,027,615	295,953
Diamond Hill Financial Long-Short Fund	1,025,356	300,000
Diamond Hill Strategic Income Fund	3,765,566	2,916,069
Diamond Hill Investment Partners, L.P.	10,070,021	9,744,285
Diamond Hill Investment Partners II, L.P.	5,058,702	4,821,968
Other marketable equity securities	9,000,000	—

Total Investment Portfolio	$34,036,163	$19,108,682

DHCM is the managing member of the Diamond Hill General Partner LLC, which is the General Partner of DHIP and DHIP II. The underlying assets of DHIP and DHIP II of cash and marketable equity securities whose values are determined based on independent readily available market quotations. The Company, as the parent entity to DHCM, is not contingently liable for the partnership’s liabilities but rather is only liable for its proportionate share, based on its membership interest. DHCM, as the managing member of the General Partner, is also not contingently liable for the partnership’s liabilities. Summary financial information, including the Company’s carrying value and income from these partnerships is as follows:

	December 31,
	2007	2006	2005
Total partnership assets	$360,372,685	$357,375,152	$176,442,538
Total partnership liabilities	80,007,267	146,918,057	69,122,518
Net partnership assets	280,365,418	210,457,095	107,320,020
Net partnership income	6,581,829	35,961,019	20,215,378

DHCM’s portion of net assets	15,128,723	14,566,253	4,051,059
DHCM’s portion of net income	562,469	6,515,194	2,972,757
DHCM’s income from these partnerships includes its pro-rata capital allocation and its share of an incentive allocation from the limited partners.

Note 4 Capital Stock
Common Shares
The Company has only one class of securities, Common Shares.
Authorization of Preferred Shares
The Company’s Articles of Incorporation authorize the issuance of 1,000,000 shares of “blank check” preferred shares with such designations, rights and preferences, as may be determined from time to time by the Company’s Board of Directors. The Board of Directors is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting or other rights of the holders of the Common Shares. There were no shares of preferred stock issued or outstanding at December 31, 2007.
Note 5 Stock-Based Compensation
Equity Incentive Plans
2005 Employee and Director Equity Incentive Plan
At the Company’s annual shareholder meeting on May 12, 2005, shareholders approved the 2005 Employee and Director Equity Incentive Plan (“2005 Plan”). The 2005 Plan is intended to facilitate the Company’s ability to attract and retain staff, provide additional incentive to employees, directors and consultants, and to promote the success of the Company’s business. The Plan authorizes the issuance of Common Shares of the Company in various forms of stock or option grants. As of December 31, 2007 shares available for issuance under the Plan are 425,250. The Plan provides that the Board of Directors, or a committee appointed by the Board, may grant awards and otherwise administer the Plan.
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
These grants, along with other restricted stock grants which vest over time, are recorded as deferred compensation on grant date and then recognized as compensation expense over the vesting period of the respective grant.
401(k) Plan
The Company sponsors a 401(k) plan whereby all employees participate in the plan. Employees may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions of Common Shares of the Company with a value equal to 200 percent of the first six percent of an employee’s compensation contributed to the plan. Employees become fully vested in the matching contributions after six plan years of employment. For the years ended December 31, 2007, 2006, and 2005, expenses attributable to the plan were $437,413, $327,090 and $238,073, respectively.

Note 5 Stock-Based Compensation (Continued)
Effective October 1, 2005, the Company adopted SFAS No. 123(R), “Accounting for Stock-Based Compensation” (“SFAS 123R”). SFAS 123R requires all share-based payments to employees and directors, including grants of stock options, to be recognized as expense in the income statement based on their fair values. The amount of compensation is measured at the fair value of the options when granted, and this cost is expensed over the required service period, which is normally the vesting period of the options. SFAS 123R applies to the Company for options granted or modified after October 1, 2005. SFAS 123R also requires compensation cost to be recorded for prior option grants that vest after the date of adoption.
Stock option and warrant transactions under the various plans for the past three fiscal years are summarized below:

	Options		Warrants
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Oustanding December 31, 2004	260,202	$10.58	280,400	$12.90
Exercisable December 31, 2004	154,202	$14.52	280,400	$12.90
Granted	71,800	28.10	—	—
Expired / Forfeited	—	—	6,000	14.38
Exercised	29,000	13.21	15,000	14.38

Oustanding December 31, 2005	303,002	14.48	259,400	12.78
Exercisable December 31, 2005	231,002	17.53	259,400	12.78
Granted	—	—	—	—
Expired / Forfeited	—	—	—	—
Exercised	19,900	12.79	10,000	17.88

Oustanding December 31, 2006	283,102	14.60	249,400	12.57
Exercisable December 31, 2006	243,102	16.26	249,400	12.57
Granted	—	—	—	—
Expired / Forfeited	—	—	2,000	—
Exercised	190,602	16.64	222,000	8.65

Oustanding December 31, 2007	92,500	$10.40	25,400	$47.00

Exercisable December 31, 2007	72,500	$12.03	25,400	$47.00

The Company withheld from issuing 85,518 shares of the 412,602 warrants and options exercised in 2007 to fulfill tax withholding requirements related to employee compensation earned on the exercises.
Options and warrants outstanding and exercisable at December 31, 2007 are as follows:

Options				Warrants
	Remaining				Remaining
Number	Life	Number		Number	Life	Number
Outstanding	In Years	Exercisable	Exercise Price	Outstanding	In Years	Exercisable	Exercise Price
10,000	2.61	10,000	$7.95	14,000	0.36	14,000	$73.75
8,000	2.97	8,000	8.44	400	1.00	400	22.20
19,500	2.97	19,500	28.10	3,000	1.37	3,000	22.50
5,000	3.25	5,000	8.45	6,000	2.16	6,000	11.25
50,000	5.43	30,000	4.50	2,000	2.36	2,000	8.75

92,500	4.28	72,500		25,400	1.08	25,400

The aggregate intrinsic value of options/warrants outstanding and exercisable as of December 31, 2007 are:

Outstanding	$6,471,510
Exercisable	$5,099,510

Note 6 Operating Leases
The Company leases approximately 14,187 square feet of office space at 325 John H. McConnell Blvd, Suite 200, Columbus, Ohio 43215 under an operating lease agreement which terminates on July 31, 2013. Total lease and operating expenses for year ended December 31, 2007, 2006, and 2005 were $306,337, $206,917, and $139,250, respectively. The approximate future minimum lease payments under the operating lease are as follows:

2008	2009	2010	2011	2012	2013
$224,000	$231,000	$238,000	$245,000	$254,000	$130,000
In addition to the above rent, the Company will also be responsible for normal operating expenses of the property. Such operating expenses were approximately $9.04 per square foot in 2007, and are expected to be $9.63 in 2008.

Note 7 INCOME TAXES
The Company files a consolidated Federal income tax return. It is the policy of the Company to allocate the consolidated tax provision to subsidiaries as if each subsidiary’s tax liability or benefit were determined on a separate company basis. As part of the consolidated group, subsidiaries transfer to the Company their current Federal tax liability or assets.

	2007	2006	2005
Current city income tax provision (benefit)	$197,760	$158,090	$—
Deferred federal income tax provision (benefit)	4,857,548	4,071,965	(1,661,675)

Provision (benefit) for income taxes	$5,055,308	$4,230,055	$(1,661,675)

A reconciliation of income tax expense at the statutory federal rate to the Company’s income tax expense is as follows:

	2007	2006	2005
Income tax computed at statutory rate	$5,095,792	$4,180,364	$676,291
City income taxes, net of federal benefit	197,760	104,339	—
Other	(238,244)	(54,648)	104,594
Valuation allowance	—	—	(2,442,560)

Income tax expense (benefit)	$5,055,308	$4,230,055	$(1,661,675)

Deferred tax assets and liabilities consist of the following at December 31, 2007 and 2006:

	2007	2006
Deferred tax benefit of NOL Carryforward	$—	$248,686
Stock-based compensation	700,723	111,207
Unrealized (gains) losses	(1,332,895)	(2,264,114)
Other assets and liabilities	85,228	5,115

Net deferred tax assets (liabilities)	$(546,944)	$(1,899,106)

The Company’s deferred tax accounts at December 31, 2005 included a deferred tax asset of $1,661,675 with no offsetting valuation allowance to recognize net operating loss (“NOL”) carryforwards from previous years. Due to the Company’s significant growth during 2005 it was considered more likely than not that the Company would be able to fully realize the benefit of these net operating loss carryforwards.
For the years ended December 31, 2007 and 2006, the Company received federal tax benefits from the exercise of stock-based compensation of $5,764,233 and $402,727 respectively, which resulted in an increase to equity.
As of December 31, 2007, the Company and its subsidiaries had a net operating loss (NOL) carry forward for tax purposes of approximately $5,800,000. The NOL relates to the exercise of stock options and warrants. The tax benefit of the NOL will be recognized in equity when realized. The NOL will expire in 2027. Any future changes in control may limit the availability of NOL carryforwards.

Note 8 Earnings Per Share
The following table sets for the computation for basic and diluted earnings per share (EPS):

	Year ended December 31,
	2007	2006	2005
Basic and Diluted net income	$9,932,315	$8,065,133	$3,650,766
Weighted average number of outstanding shares
Basic	2,155,829	1,787,390	1,654,935
Diluted	2,264,234	2,219,580	1,996,176
Earnings per share
Basic	$4.61	$4.51	$2.21

Diluted	$4.39	$3.63	$1.83

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the year ended December 31, 2006 and 2005, stock options and warrants for 30,202 shares were excluded from diluted EPS. For the year ended December 31, 2007, no stock options or warrants were excluded from diluted EPS.
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
Note 10 Subsequent Event
In January and February 2008 the Company started up two new subsidiaries to serve as the statutory underwriter and provide certain fund administration services to small to mid size mutual funds.

ITEM 9:	Changes In and Disagreements With Accountants or Accounting and Financial Disclosures - None
ITEM 9A: Controls and Procedures
Management, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this annual report (the “Evaluation Date”). Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There have not been any changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s report on the Company’s internal control over financial reporting follows.
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
Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

/s/ R. H. Dillon	/s/ James F. Laird
R. H. Dillon	James F. Laird
Chief Executive Officer and President	Chief Financial Officer
March 7, 2008	March 7, 2008

ITEM 9B: Other Information – None
PART III
ITEM 10: Directors, Executive Officers and Corporate Governance
Information regarding this Item 10 is incorporated by reference to the Company’s proxy statement for its 2008 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act (the “2008 Proxy Statement”), under the Captions: “Proposal 1 – Election of Directors”, “Executive Officers and Compensation Information”, “Corporate Governance”, and “Section 16(a) Beneficial Ownership Reporting Compliance”.
ITEM 11: Executive Compensation
Information regarding this Item 11 is incorporated by reference to the Company’s 2008 Proxy Statement under the Captions: “Executive Officers and Compensation Information” and “Corporate Governance”.

ITEM 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding this Item 12 is incorporated by reference to the Company’s 2008 Proxy Statement under the Captions: “Security Ownership of Certain Beneficial Owners and Management” and “Executive Officers and Compensation Information”.
ITEM 13: Certain Relationships and Related Transactions, and Director Independence
Information regarding this Item 13 is incorporated by reference to the Company’s 2008 Proxy Statement under the Caption: “Corporate Governance”.
ITEM 14: Principal Accounting Fees and Services
Information regarding this Item 14 is incorporated by reference to the Company’s 2008 Proxy Statement under the Caption: “Independent Registered Public Accounting Firm”.

PART IV:
ITEM 15: Exhibits, Financial Statement Schedules
(1)	Financial Statements: See “Part II. Item 8, Financial Statements and Supplementary Data”.

(2)	Financial Statement Schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

(3)	Exhibits
3.1	Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference from Form 8-K Current Report for the event on May 2, 2002 filed with the SEC on May 7, 2002; File No. 000-24498.)

3.2	Code of Regulations of the Company. (Incorporated by reference from Form 8-K Current Report for the event on May, 2002 filed with the SEC on May 7, 2002; File No. 000-24498.)

10.1	Representative Investment Management Agreement between Diamond Hill Capital Management, Inc. and the Diamond Hill Funds. (Incorporated by reference from Form N1-A filed with the SEC on December 30, 2005; File No. 811-08061.)

10.2	Fifth Amended and Restated Administrative, Fund Accounting, and Transfer Agency Services Agreement between Diamond Hill Capital Management, Inc. and the Diamond Hill Funds. (Incorporated by reference from Form N1-A filed with the SEC on April 30, 2007; File No. 811-08061.)

10.3	1993 Non-Qualified and Incentive Stock Option Plan. (Incorporated by reference from Form DEF 14A filed with the SEC on July 21, 1998; File No. 000-24498.)

10.4	Amendment to Award Agreement under the 1993 non-Qualified and Incentive Stock Option Plan dated November 9, 2006. (Incorporated by reference from Form 10-K Annual Report filed with the SEC on March 16, 2007; File No.
000-24498.)

10.5	Amendment to Warrant Agreement between the Company and Roderick H. Dillon dated November 9, 2006. (Incorporated by reference from Form 10-K Annual Report filed with the SEC on March 16, 2007; File No. 000-24498.)

10.6	2005 Employee and Director Equity Incentive Plan, as amended January 1, 2008.

10.7	2006 Performance-Based Compensation Plan, as amended January 1, 2008.

10.8	Employment Agreement between the Company and Roderick H. Dillon, Jr. dated August 10, 2006, as amended February 28, 2008.

14.1	Code of Business Conduct and Ethics. (Incorporated by reference from Form DEF 14A filed with the SEC on April 9, 2004; File No. 000-24498.)

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm, Plante & Moran, PLLC.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Section 1350 Certifications.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:
DIAMOND HILL INVESTMENT GROUP, INC.

By: /S/ R. H. Dillon
R. H. Dillon, President, Chief Executive Officer and a Director	March 14, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ R. H. Dillon	President, Chief Executive Officer, and a Director	March 14, 2008

R. H. Dillon

/S/ James F. Laird	Chief Financial Officer, Treasurer, and Secretary	March 14, 2008
James F. Laird

/S/ David P. Lauer	Director	March 14, 2008
David P. Lauer

/S/ James G. Mathias	Director	March 14, 2008
James G. Mathias

/S/ David R. Meuse	Director	March 14, 2008
David R. Meuse

/S/ Diane D. Reynolds	Director	March 14, 2008
Diane D. Reynolds

/S/ Donald B. Shackelford	Director	March 14, 2008
Donald B. Shackelford