Form 10-Q
period 2008-03-31
DIAMOND HILL INVESTMENT GROUP INC
filed 2008-05-09
CIK 909108

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
Commission file number 000-24498
DIAMOND HILL INVESTMENT GROUP, INC.
(Exact name of registrant as specified in its charter)

Ohio	65-0190407

(State of incorporation)	(I.R.S. Employer Identification No.)
325 John H. McConnell Blvd, Suite 200, Columbus, Ohio 43215
(Address, including Zip Code, of principal executive offices)
(614) 255-3333
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes: ☑      No: ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐     No: ☑
The number of shares outstanding of the issuer’s common stock, as of the latest practicable date, May 6, 2008, is 2,373,497 shares.

DIAMOND HILL INVESTMENT GROUP, INC.

PART I FINANCIAL INFORMATION
ITEM 1: Financial Statements
Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	3/31/2008	12/31/2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$12,296,073	$11,783,278
Investment portfolio	33,535,286	34,036,163
Accounts receivable	6,382,927	5,694,274
Prepaid expenses	1,060,029	1,115,728
Fixed assets, net of depreciation	810,537	654,500

Total assets	$54,084,852	$53,283,943

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	1,338,266	$979,467
Accrued incentive compensation	3,270,000	12,450,000
Current and deferred taxes	685,231	546,944

Total liabilities	5,293,497	13,976,411

Commitments and contingencies	—	—

Shareholders’ Equity
Common stock, no par value 7,000,000 shares authorized; 2,370,810 issued and outstanding at March 31, 2008 2,243,653 issued and outstanding at December 31, 2007	36,484,073	27,719,024
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred compensation	(5,322,930)	(4,056,015)
Retained earnings	17,630,212	15,644,523

Total shareholders’ equity	48,791,355	39,307,532

Total liabilities and shareholders’ equity	$54,084,852	$53,283,943

See notes to consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
	2008	2007
REVENUES:
Investment advisory	$9,231,995	$7,881,405
Performance incentive	280,900	4,297
Mutual fund administration, net	1,390,329	1,469,041

Total revenue	10,903,224	9,354,743

OPERATING EXPENSES:
Compensation and related costs	5,841,754	4,667,463
General and administrative	557,148	566,412
Sales and marketing	114,030	101,494
Third party distribution	396,105	379,334
Mutual fund administration	468,615	552,974

Total operating expenses	7,377,652	6,267,677

NET OPERATING INCOME	3,525,572	3,087,066

Investment return	(374,664)	(30,460)

INCOME BEFORE TAXES	3,150,908	3,056,606

Income tax provision	(1,165,219)	(1,062,193)

NET INCOME	$1,985,689	$1,994,413

Earnings per share
Basic	$0.85	$0.98

Diluted	$0.82	$0.91

Weighted average shares outstanding
Basic	2,337,706	2,029,958

Diluted	2,426,400	2,195,772

See notes to consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flow (unaudited)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,985,689	$1,994,413
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation on furniture and equipment	38,465	27,140
Amortization of deferred compensation	559,538	228,026
(Increase) decrease in accounts receivable	(688,653)	1,676,080
Increase in deferred taxes	1,091,993	1,062,193
Stock option expense	1,340	3,015
Change in unrealized gains/losses	834,487	155,820
(Decrease) in accrued liabilities	(2,993,296)	(5,858,722)
Other changes in assets and liabilities	55,699	(270,480)

Net cash provided by (used in) operating activities	885,262	(982,515)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(194,502)	(117,742)
Investment portfolio activity	(333,610)	(38,100)

Net cash used in investing activities	(528,112)	(155,842)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for repurchase of common shares	(116,896)	—
Payment of taxes withheld on option/warrant exercises	(131,800)	(7,675,676)
Proceeds from common stock issuance	404,341	3,228,064
Purchase of treasury stock	—	(1,342,148)
Sale of treasury stock	—	1,321,862

Net cash provided by (used in) financing activities	155,645	(4,467,898)

CASH AND CASH EQUIVALENTS
Net change during the period	512,795	(5,606,255)
At beginning of period	11,783,278	9,836,989

At end of period	$12,296,073	$4,230,734

Cash paid during the period for:
Interest	—	—
Income taxes	—	—

Noncash Transactions during the period for:
Common Stock Issued as Incentive Compensation	5,754,140	5,478,718
See notes to consolidated financial statements.

Diamond Hill Investment Group, Inc.
Notes to Consolidated Financial Statements (unaudited)
Note 1 Organization
Diamond Hill Investment Group, Inc. (the “Company”) was incorporated as a Florida corporation in April 1990 and in May 2002 merged into an Ohio corporation formed for the purpose of reincorporating in Ohio, where the Company’s principal place of business is located. The Company has four operating subsidiaries.
Diamond Hill Capital Management, Inc. (“DHCM”), an Ohio corporation, is a wholly owned subsidiary of the Company and a registered investment advisor. DHCM is the investment adviser to the Diamond Hill Funds (the “Funds”), a series of open-end mutual funds, private investment funds (“Private Funds”), and also offers advisory services to institutional and individual investors.
Diamond Hill GP (Cayman) Ltd. (“DHGP”) was incorporated in the Cayman Islands as an exempted company on May 18, 2006 for the purpose of acting as the general partner of a Cayman Islands exempted limited partnership. This partnership acts as a master fund for Diamond Hill Offshore Ltd., a Cayman Islands exempted company; and Diamond Hill Investment Partners II, L.P., an Ohio limited partnership. Diamond Hill GP (Cayman) Ltd. has no operating activity.
Beacon Hill Fund Services, Inc. (“BHFS”), an Ohio corporation, is a wholly owned subsidiary of the Company incorporated on January 29, 2008. BHFS will provide certain fund administration services to small to mid size mutual funds. BHIL Distributors, Inc. (“BHIL”), an Ohio corporation, is a wholly owned subsidiary of BHFS incorporated on February 19, 2008. BHIL will provide distribution services to small to mid size mutual funds. BHIL had no operating activity during the first quarter of 2008.
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
Principles of Consolidation
The accompanying consolidated financial statements include the operations of the Company and its subsidiaries. All material inter-company transactions and balances have been eliminated in consolidation.
Segment Information
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes disclosure requirements relating to operating segments in annual and interim financial statements. Management has determined that the Company operates principally in one business segment, namely as an investment adviser and administrator to mutual funds, separate accounts, and private investment funds.
Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and money market funds.

Note 2 Significant Accounting Policies (Continued)
Accounts Receivable
Accounts receivable are recorded when they are due and are presented in the balance sheet, net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of those individuals or entities that owe the receivable. No allowance for doubtful accounts was deemed necessary at March 31, 2008 or December 31, 2007.
Valuation of Investment Portfolio
Under Statement of Financial Accounting Standards (“SFAS”) No. 157 — “Fair Value Measurements” (“SFAS 157”), all investments held by the Company are valued based upon the definition of Level 1 inputs. In general, SFAS 157 defines Level 1 inputs, as fair values which use quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.
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
Furniture and Equipment
Furniture and equipment, consisting of computer equipment, furniture, and fixtures, are carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over estimated lives of three to seven years.
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

Note 2 Significant Accounting Policies (Continued)
Revenue Recognition — Performance Incentive Revenue
The Company’s private investment funds and certain managed accounts provide for performance incentive fees. EITF Abstract Topic No. D-96, “Accounting for Management Fees Based on a Formula”, identifies two methods by which incentive revenue may be recorded. Under “Method 1”, incentive fees are recorded at the end of the contract period; under “Method 2”, the incentive fees are recorded periodically and calculated as the amount that would be due under the formula at any point in time as if the contract was terminated at that date. Management has chosen Method 1, in which incentive fees are recorded at the end of the contract period for the specific client in which the incentive fee applies. The table below shows assets under management (“AUM”) subject to performance incentive fees and the performance incentive fees as calculated under each of the above methods:

	As Of March 31,
	2008	2007
AUM — Contractual Period Ends Quarterly	$284,542,311	$270,989,720
AUM — Contractual Period Ends Annually	376,395,460	249,440,743

Total AUM Subject to Performance Incentive	$660,937,771	$520,430,463

	For The Period Ending March 31,
	2008	2007
Performance Incentive Fees — Method 1	$280,900	$4,297
Performance Incentive Fees — Method 2	$280,900	39,530
Amounts under Method 1 and Method 2 may differ throughout the year, but will generally be the same at fiscal year end because all client account contract periods end on December 31.
Revenue Recognition — Mutual Fund Administration
DHCM has an administrative, fund accounting and transfer agency services agreement with the Diamond Hill Funds (“Funds”), under which DHCM performs certain services for each fund. These services include mutual fund administration, accounting, transfer agency and other related functions. For performing these services, each fund compensates DHCM a fee at an annual rate of 0.32% for Class A and Class C shares and 0.18% for Class I shares times each series’ average daily net assets. Effective April 30, 2007, the fee for administrative services was reduced from 0.36% to 0.32% for Class A and Class C shares. The Funds have selected and contractually engaged certain vendors to fulfill various services to benefit the Funds’ shareholders or to satisfy regulatory requirements of the Funds. These services include, among others, required fund shareholder mailings, registration fees, legal and audit fees. DHCM, in fulfilling a portion of its role under the administration agreement with the Funds, acts as agent to pay these obligations of the Funds. Each vendor is independently responsible for fulfillment of the services it has been engaged to provide and negotiates fees and terms with the management and board of trustees of the Funds. The fee that the Funds pay to DHCM is reviewed annually by the Funds’ board of trustees and specifically takes into account the contractual expenses that DHCM pays on behalf of the Funds. As a result, DHCM is not involved in the delivery or pricing of these services and bears no risk related to these services. Consistent with EITF 99-19, revenue has been recorded net of these Fund expenses. In addition, DHCM finances the up-front commissions which are paid by the Fund’s principal underwriter to brokers who sell C shares of the Funds. As financer, DHCM advances to the underwriter the commission amount to be paid to the selling broker at the time of sale. These advances are capitalized and amortized over 12 months to correspond with the re-payments DHCM receives from the principal underwriter to recoup this commission advancement. Mutual fund administration (“admin”) gross and net revenue are summarized below:

Note 2 Significant Accounting Policies (Continued)
Revenue Recognition — Mutual Fund Administration (Continued)

	Three Months Ended March 31,
	2008	2007
Mutual fund admin revenue, gross	$2,044,549	$2,036,346
Mutual fund admin, fund related expense	661,038	576,821

Mutual fund admin revenue, net of fund related expenses	1,383,511	1,459,525

C-Share broker commission advance repayments	398,947	412,200
C-Share broker commission amortization	392,129	402,684

C-Share financing activity, net	6,818	9,516

Mutual fund administration revenue, net	$1,390,329	$1,469,041

Third Party Distribution Expense
Third party distribution expenses are earned by various third party financial services firms based on sales and/or assets of the Company’s investment products generated by the respective firm. Expenses recognized represent actual payments made to the third party firms and are recorded in the period earned based on the terms of the various contracts.
Income Taxes
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109 — “Accounting for Income Taxes” (“SFAS 109”). A net deferred tax asset or liability is determined based on the tax effects of the various temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.
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
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period financial presentation.

Note 3 Investment Portfolio
As of March 31, 2008, the Company held investments worth $33.5 million and a cost basis of $31.7 million. The following table summarizes the market value of these investments as of March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
Diamond Hill Small Cap Fund	$1,021,094	$1,039,517
Diamond Hill Small-Mid Cap Fund	986,239	1,016,243
Diamond Hill Large Cap Fund	951,765	1,017,340
Diamond Hill Select Fund	939,066	1,015,803
Diamond Hill Long-Short Fund	1,023,162	1,027,615
Diamond Hill Financial Long-Short Fund	937,270	1,025,356
Diamond Hill Strategic Income Fund	3,760,053	3,765,566
Diamond Hill Investment Partners, L.P.	10,104,219	10,070,021
Diamond Hill Investment Partners II, L.P.	5,079,496	5,058,702
Other marketable equity securities	8,732,922	9,000,000

Total Investment Portfolio	$33,535,286	$34,036,163

DHCM is the managing member of the Diamond Hill General Partner LLC, which is the General Partner of DHIP and DHIP II. The underlying assets of DHIP and DHIP II are cash and marketable equity securities whose values are determined based on independent readily available market quotations. The Company, as the parent entity to DHCM, is not contingently liable for the partnership’s liabilities but rather is only liable for its proportionate share, based on its membership interest. DHCM, as the managing member of the General Partner, is also not contingently liable for the partnership’s liabilities. Summary financial information, including the Company’s carrying value and income from these partnerships is as follows:

	March 31,	December 31,
	2008	2007
Total partnership assets	$340,939,106	$360,372,685
Total partnership liabilities	58,903,561	80,007,267
Net partnership assets	282,035,545	280,365,418
Net partnership income (loss)	(278,237)	6,581,829

DHCM’s portion of net assets	15,183,714	15,128,723
DHCM’s portion of net income	54,992	562,469
While the partnerships experienced in total a net loss during the current quarter ended March 31, 2008, DHCM’s portion of net income was positive due to DHCM’s exclusion from paying a management fee. DHCM’s income from these partnerships includes its pro-rata capital allocation and its share of an incentive allocation, if any, from the limited partners.

Note 4 Capital Stock
Common Shares
The Company has only one class of securities, Common Shares.
Authorization of Preferred Shares
The Company’s Articles of Incorporation authorize the issuance of 1,000,000 shares of “blank check” preferred shares with such designations, rights and preferences, as may be determined from time to time by the Company’s Board of Directors. The Board of Directors is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting or other rights of the holders of the Common Shares. There were no shares of preferred stock issued or outstanding at March 31, 2008 or December 31, 2007.
Note 5 Stock-Based Compensation
Equity Incentive Plans
2005 Employee and Director Equity Incentive Plan
At the Company’s annual shareholder meeting on May 12, 2005, shareholders approved the 2005 Employee and Director Equity Incentive Plan (“2005 Plan”). The 2005 Plan is intended to facilitate the Company’s ability to attract and retain staff, provide additional incentive to employees, directors and consultants, and to promote the success of the Company’s business. The Plan authorizes the issuance of Common Shares of the Company in various forms of stock or option grants. As of March 31, 2008 shares available for issuance under the Plan are 498,506. The Plan provides that the Board of Directors, or a committee appointed by the Board, may grant awards and otherwise administer the Plan.
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
401(k) Plan
The Company sponsors a 401(k) plan whereby all employees participate in the plan. Employees may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions of Common Shares of the Company with a value equal to 200 percent of the first six percent of an employee’s compensation contributed to the plan. Employees become fully vested in the matching contributions after six plan years of employment. For the three months ended March 31, 2008 and 2007, expenses attributable to the plan were $138,342 and $100,985, respectively.

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
Stock option and warrant transactions under the various plans are summarized below:

	Options		Warrants
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding December 31, 2006	283,102	$14.60	249,400	$12.57
Exercisable December 31, 2006	243,102	$16.26	249,400	$12.57
Granted	—	—	—	—
Expired / Forfeited	—	—	2,000	10.63
Exercised	114,002	20.29	222,000	8.65

Outstanding March 31, 2007	169,100	$10.76	25,400	$47.00

Exercisable March 31, 2007	129,100	$12.70	25,400	$47.00

Outstanding December 31, 2007	92,500	$10.40	25,400	$47.00
Exercisable December 31, 2007	72,500	$12.03	25,400	$47.00
Granted	—	—	—	—
Expired / Forfeited	—	—	—	—
Exercised	17,500	11.81	1,000	22.50

Outstanding March 31, 2008	75,000	$10.08	24,400	$48.07

Exercisable March 31, 2008	55,000	$12.10	24,400	$48.07

The Company withheld from issuing 81,833 of the 336,002 and 352 of the 18,500 shares of warrants and options exercised during the quarters ended March 31, 2007 and March 31, 2008, respectively. These shares were withheld to fulfill tax withholding requirements related to employee compensation earned on the exercises.
Options and warrants outstanding and exercisable at March 31, 2008 are as follows:

Options				Warrants
	Remaining				Remaining
Number	Life	Number		Number	Life	Number
Outstanding	In Years	Exercisable	Exercise Price	Outstanding	In Years	Exercisable	Exercise Price
10,000	2.36	10,000	$7.95	14,000	0.12	14,000	$73.75
5,500	2.72	5,500	8.44	400	0.75	400	22.20
14,500	2.72	14,500	28.10	2,000	1.12	2,000	22.50
5,000	3.01	5,000	8.45	6,000	1.92	6,000	11.25
40,000	5.18	20,000	4.50	2,000	2.11	2,000	8.75

75,000	4.01	55,000		24,400	0.81	24,400

The aggregate intrinsic value of options/warrants outstanding and exercisable as of March 31, 2008 are:

Outstanding	$5,678,108
Exercisable	$4,237,908

Note 6 Operating Leases
The Company leases approximately 14,187 square feet of office space at 325 John H. McConnell Blvd, Suite 200, Columbus, Ohio 43215 under an operating lease agreement which terminates on July 31, 2013. In addition, the Company leases approximately 2,239 square feet of office space at 4041 N. High Street, Suite 402, Columbus, Ohio 43214 under an operating lease agreement which terminates on February 13, 2011. Total lease and operating expenses for the three months ended March 31, 2008 and 2007 were $93,961 and $68,549, respectively. The approximate future minimum lease payments under the operating lease are as follows:

2008	2009	2010	2011	2012	2013
$187,000	$259,000	$267,000	$249,000	$254,000	$130,000
In addition to the above rent, the Company will also be responsible for normal operating expenses of the properties. Such operating expenses were approximately $9.04 per square foot in 2007, which only included the 325 John H. McConnell Blvd. location, and are expected to be approximately $8.90 per square foot in 2008 on a combined basis.
Note 7 Income Taxes
The provision for income taxes for the three months ended March 31, 2008 and 2007 consists of federal and city income taxes.
Tax Impact of Stock Option and Warrant Exercises
The exercise of stock options and warrants during 2007 and through the three months ended March 31, 2008 resulted in a cumulative federal tax deduction of $22.8 million, and a corresponding federal tax benefit of $7.8 million. In accordance with GAAP, this tax benefit is not reflected in the consolidated statements of income or in earnings per share. $5.8 million and $1.0 million, of this $7.8 million federal tax benefit has been recorded as a reduction of federal taxes payable in 2007 and the three months ended March 31, 2008, respectively, and as a corresponding increase in shareholders’ equity.
Note 8 Earnings Per Share
The following table sets for the computation for basic and diluted earnings per share (EPS):

	Three Months Ended March 31,
	2008	2007
Basic and Diluted net income	$1,985,689	$1,994,413
Weighted average number of outstanding shares
Basic	2,337,706	2,029,958
Diluted	2,426,400	2,195,772
Earnings per share
Basic	$0.85	$0.98

Diluted	$0.82	$0.91

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

DIAMOND HILL INVESTMENT GROUP, INC.
ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Statements
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
General
Diamond Hill Investment Group, Inc. (the “Company”), an Ohio corporation organized in 1990, derives its consolidated revenue and net income from investment advisory services provided by its subsidiary Diamond Hill Capital Management, Inc. (“DHCM”). DHCM is a registered investment adviser under the Investment Advisers Act of 1940 providing investment advisory services to individuals and institutional investors through the Diamond Hill sponsored mutual funds, separate accounts, and private investment funds (generally known as “hedge funds”). The Company was first incorporated in April 1990. During the first quarter of 2008, the Company incorporated two new subsidiaries, Beacon Hill Fund Services, Inc. (“BHFS”) and BHIL Distributors, Inc. (“BHIL”) to collectively operate as (“Beacon Hill”). Beacon Hill will provide certain fund administration services and distribution services to small to mid size mutual funds, including Diamond Hill Funds.
In this section, the company discusses and analyzes the consolidated results of operations for the three month periods ending March 31, 2008 and 2007 and other factors that may affect future financial performance. This discussion should be read in conjunction with the Consolidated Financial Statements, Notes to the Consolidated Financial Statements, and Selected Financial Data.
The Company’s revenue is derived primarily from investment advisory and administration fees received from Diamond Hill Funds and investment advisory and performance incentive fees received from separate accounts and private investment funds. Investment advisory and administration fees paid to the Company are based primarily on the value of the investment portfolios managed by the Company and fluctuate with changes in the total value of the assets under management. Such fees are recognized in the period that the Company manages these assets. Performance incentive fees are generally 20% annually on the amount of client investment performance in excess of a 5% annual return hurdle. Because performance incentive fees are based primarily on the performance of client accounts, they will be volatile from period to period. The Company’s major expense is employee compensation and benefits.

Assets Under Management
As of March 31, 2008, assets under management (“AUM”) totaled $4.7 billion, a 12% increase in comparison to March 31, 2007. Revenues are highly dependant on both the value and composition of AUM. The following is a summary of the firm’s AUM by product and objective as of March 31, 2008 and 2007 and a roll-forward of AUM growth for the three months ended March 31, 2008 and 2007:

	Assets Under Management by Product
	As of March 31,
(in millions)	2008	2007	% Change

Mutual funds	$3,152	$2,829	11%
Separate accounts	1,032	923	12%
Private investment funds	481	417	15%

Total	$4,665	$4,169	12%

	Assets Under Management by Objective
	As of March 31,
(in millions)	2008	2007	% Change

Small and Small-Mid Cap	$566	$762	-26%
Large Cap and Select	1,036	980	6%
Long-Short	2,799	2,137	31%
Strategic and fixed income	264	290	-9%

Total	$4,665	$4,169	12%

	Growth in Assets Under Management
	For the Three Months Ended March 31,
(in millions)	2008	2007

AUM at beginning of the period	$4,403	$3,708
Net cash inflows (outflows)
mutual funds	309	356
separate accounts	74	21
private investment funds	(13)	110

	370	487
Net market appreciation and income	(108)	(26)

Increase during the period	262	461

AUM at end of the period	$4,665	$4,169

Consolidated Results of Operations
The following is a discussion of the consolidated results of operations of the Company and its revenues and expenses.

	Three Months Ended March 31,
	2008	2007	% Change

Net income (in thousands)	$1,986	$1,994	0%

Net income per share
Basic	$0.85	$0.98	-13%
Diluted	$0.82	$0.91	-10%

Weighted average shares outstanding (in thousands)
Basic	2,338	2,030
Diluted	2,426	2,196

Three Months Ended March 31, 2008 compared with Three Months Ended March 31, 2007
The Company generated net income of $1,985,689 ($0.82 per diluted share) for the three months ended March 31 2008, compared with net income of $1,994,413 ($0.91 per diluted share) for the three months ended March 31, 2007. The decrease in earnings per share was due to the issuance of additional shares from the Company’s equity incentive plans. Net income was flat despite a 12% increase in AUM primarily due to a negative return on the Company’s corporate investment portfolio, a full quarter effect of lowering administration fees on the Diamond Hill Funds by four basis points, and the loss from Beacon Hill of approximately $191,000 as it starts up its operation.
Revenue

	Three Months Ended
	March 31,
(in Thousands)	2008	2007	% Change

Investment advisory	$9,232	$7,882	17%
Performance incentive	281	4	n.m.
Mutual fund administration, net	1,390	1,469	-5%

Total	$10,903	$9,355	17%

As a percent of total first quarter 2008 revenues, investment advisory fees accounted for 85%, performance incentive fees accounted for less than 3%, and mutual fund administration fees accounted for the remaining 13% compared to the first quarter of 2007 where investment advisory fees accounted for 84%, performance incentive fees accounted for less than 1%, and mutual fund administration fees accounted for 16% of revenues.
Investment Advisory Fees. Investment advisory fees are calculated as a percent of average net assets under management at various levels depending on the investment product. The Company’s average advisory fee rate for the three months ended March 31, 2008 was 0.82% compared to 0.80% for the three months ended March 31, 2007. This increase was mainly due to the increase in AUM in the long-short products, which have a higher advisory fee. The overall increase in investment advisory fees was primarily due to an increase in AUM of $500 million quarter over quarter.
Performance Incentive Fees. Performance incentive fees are generally equal to 20% of the performance increase in client accounts after a 5% annual hurdle is achieved. The fees are dependent on both AUM and absolute investment performance in client accounts and will be volatile from period to period. Incentive fee AUM totaled $661 million at March 31, 2008 compared to $520 million at March 31, 2007. Incentive fees increased during the first quarter of 2008 compared to 2007 due to investment performance exceeding the minimum hurdle in certain accounts for the three months ended March 31, 2008 and not exceeding the hurdle for the three months ended March 31, 2007.
Mutual Fund Administration Fees. Mutual fund administration fees are calculated as a percent of average net assets under administration in the Diamond Hill Funds. The Company earns 0.32% on Class A and Class C shares and 0.18% on Class I shares. As assets in the Funds have grown the Company has realized certain economies of scale; and as a result, the Company has lowered its administration fees by approximately 10% in each of the last three years to pass on those economies of scale to fund shareholders. The Company lowered its administration fees again effective April 30, 2008 from 0.32% to 0.30% for Class A and Class C shares. Class I share fees remained unchanged at 0.18%. As a result of lowering fees by approximately 10% on April 30, 2007, fund administration revenues decreased by $79,000 for the quarter ended March 31, 2008 compared to March 31, 2007, despite the increase in mutual fund AUM of $323 million.

Expenses

	Three Months Ended
	March 31,
(in Thousands)	2008	2007	% Change

Compensation and related costs	$5,842	$4,668	25%
General and administrative	557	566	-2%
Sales and marketing	114	102	12%
Third party distribution	396	379	4%
Mutual fund administration	469	553	-15%

Total	$7,378	$6,268	18%

Compensation and Related Costs. Employee compensation and benefits increased by $1.2 million, or 25%, during the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This increase is due to an increase in staff and long-term equity awards.
General and Administrative. General and administrative expenses decreased by $9,000 or 2%. General and administrative expenses have remained relatively stable quarter over quarter, as the Company has not experienced a significant increase in research and other related operating expenses.
Sales and Marketing. Sales and marketing expenses increased by $12,000 or 12%. This increase was primarily due to an increase in travel and other marketing expenses related to new business growth.
Third Party Distribution. Third party distribution expense represents payments made to intermediaries related to sales of the Company’s investment products. The quarter over quarter increases directly correspond to the increase in investment advisory fees earned by the Company.
Mutual Fund Administration. Mutual fund administration expense decreased by $84,000 or 15%. This decrease is attributable to a re-negotiation of certain vendor contracts resulting in both expense reductions and a shifting of certain expense obligations directly to the Diamond Hill Funds. Absent this contract re-negotiation, mutual fund administration expenses generally correlate with an increase or decrease in mutual fund assets under administration.
Liquidity and Capital Resources
The Company’s entire investment portfolio is in readily marketable securities, which provide for cash liquidity, if needed, within three business days. Investments in mutual funds are valued at their current net asset value. Investments in private investment funds and other equity securities are valued based on readily available market quotations. Inflation is expected to have no material impact on the Company’s performance.
As of March 31, 2008, the Company had working capital of approximately $46.9 million compared to $37.5 million at December 31, 2007. Working capital includes cash, securities owned and accounts receivable, net of all liabilities. The Company has no debt and its available working capital is expected to be sufficient to cover current expenses. The Company does not expect any material capital expenditures during the remainder of 2008.
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
Critical Accounting Policies and Estimates
There have been no material changes to the Critical Accounting Policies and Estimates provided in Item 7 of the Form 10-K Annual Report for 2007.

DIAMOND HILL INVESTMENT GROUP, INC.
ITEM 3: Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in the information provided in Item 7A of the Form 10-K Annual Report for 2007.
ITEM 4: Controls and Procedures
Management, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There have not been any changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II: OTHER INFORMATION
ITEM 1: Legal Proceedings — None
ITEM 1A: Risk Factors
There has been no material change to the information provided in Item 1A of the Form 10-K Annual Report for 2007.
ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information regarding the Company’s purchases of its common stock during the first quarter of fiscal 2008:

			Total Number	Maximum Number
			of Shares Purchased	of Shares That May
			as part of a Publicly	Yet Be Purchased
	Total Number	Average Price	Announced Plans	Under the Plans or
Period	of Shares Purchased	Paid Per Share	or Programs	Programs (1)

January 1, 2008 through January 31, 2008	1,586	73.71	6,528	343,472

February 1, 2008 through February 29, 2008	—	—	6,528	343,472

March 1, 2008 through March 31, 2008	—	—	6,528	343,472

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

DIAMOND HILL INVESTMENT GROUP, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DIAMOND HILL INVESTMENT GROUP, INC.

Date	Title	Signature

May 9, 2008	President, Chief Executive Officer,	/s/R. H. Dillon

	and a Director	R. H. Dillon

May 9, 2008	Chief Financial Officer, Treasurer,	/s/James F. Laird

	and Secretary	James F. Laird