Form 10-Q
period 2008-06-30
DIAMOND HILL INVESTMENT GROUP INC
filed 2008-08-08
CIK 909108

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐   No: ☑
The number of shares outstanding of the issuer’s common stock, as of the latest practicable date, August 7, 2008 is 2,419,446 shares.

DIAMOND HILL INVESTMENT GROUP, INC.

PART I FINANCIAL INFORMATION
ITEM 1: Financial Statements
Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	6/30/2008	12/31/2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$14,994,330	$11,783,278
Investment portfolio	35,600,076	34,036,163
Accounts receivable	6,900,855	5,694,274
Prepaid expenses	1,618,156	1,115,728
Fixed assets, net of depreciation	858,206	654,500
Current and deferred taxes	1,023,047	—

Total assets	$60,994,670	$53,283,943

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$1,289,677	$979,467
Accrued incentive compensation	7,040,000	12,450,000
Current and deferred taxes	—	546,944

Total liabilities	8,329,677	13,976,411

Commitments and contingencies	—	—

Shareholders’ Equity
Common stock, no par value 7,000,000 shares authorized; 2,405,613 issued and outstanding at June 30, 2008; 2,243,653 issued and outstanding at December 31, 2007	39,774,299	27,719,024
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred compensation	(6,518,891)	(4,056,015)
Retained earnings	19,409,585	15,644,523

Total shareholders’ equity	52,664,993	39,307,532

Total liabilities and shareholders’ equity	$60,994,670	$53,283,943

See notes to consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUES:
Investment advisory	$10,657,240	$8,882,560	$19,889,234	$16,763,965
Performance incentive	97,980	—	378,881	4,297
Mutual fund administration, net	1,640,493	1,486,279	3,030,821	2,955,320

Total revenue	12,395,713	10,368,839	23,298,936	19,723,582

OPERATING EXPENSES:
Compensation and related costs	6,614,608	5,221,522	12,456,362	9,888,985
General and administrative	600,590	585,734	1,157,738	1,152,146
Sales and marketing	152,240	140,316	266,270	241,810
Third party distribution	395,721	343,926	791,826	723,261
Mutual fund administration	576,926	655,582	1,045,541	1,208,556

Total operating expenses	8,340,085	6,947,080	15,717,737	13,214,758

NET OPERATING INCOME	4,055,628	3,421,759	7,581,199	6,508,824

Investment return	(1,331,449)	229,586	(1,706,113)	199,126

INCOME BEFORE TAXES	2,724,179	3,651,345	5,875,086	6,707,950

Income tax provision	(944,805)	(1,237,749)	(2,110,024)	(2,299,941)

NET INCOME	$1,779,374	$2,413,596	$3,765,062	$4,408,009

Earnings per share
Basic	$0.75	$1.12	$1.60	$2.11

Diluted	$0.73	$1.05	$1.55	$1.97

Weighted average shares outstanding
Basic	2,381,474	2,155,705	2,359,649	2,093,282

Diluted	2,447,151	2,302,087	2,424,601	2,240,037

See notes to consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flow (unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,765,062	$4,408,009
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation on furniture and equipment	83,657	78,761
Amortization of deferred compensation	1,287,279	522,472
(Increase) decrease in accounts receivable	(1,206,581)	1,223,235
Increase in deferred taxes	1,939,345	1,762,158
Stock option expense	2,233	5,472
Noncash director fee expense	167,281	—
Unrealized losses on investments	2,407,110	84,217
(Decrease) in accrued liabilities	(979,432)	(7,930,122)
Other changes in assets and liabilities	(502,428)	(316,832)

Net cash provided by (used in) operating activities	6,963,526	(162,630)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(287,363)	(254,589)
Investment portfolio activity	(3,971,023)	(83,232)

Net cash used in investing activities	(4,258,386)	(337,821)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for repurchase of common shares	(116,896)	—
Payment of taxes withheld on option/warrant exercises	(131,800)	(8,020,273)
Proceeds from common stock issuance	754,608	9,580,888
Purchase of treasury stock	—	(1,344,958)
Sale of treasury stock	—	1,273,280

Net cash provided by financing activities	505,912	1,488,937

CASH AND CASH EQUIVALENTS
Net change during the period	3,211,052	988,486
At beginning of period	11,783,278	9,836,989

At end of period	$14,994,330	$10,825,475

Cash paid during the period for:
Interest	—	—
Income taxes	1,805,000	486,207

Noncash Transactions during the period for:
Common Stock Issued as Incentive Compensation	5,754,140	5,478,718
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

Note 2 Significant Accounting Policies (Continued)
Accounts Receivable
Accounts receivable are recorded when they are due and are presented in the balance sheet, net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of those individuals or entities that owe the receivable. No allowance for doubtful accounts was deemed necessary at June 30, 2008 or December 31, 2007.
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

	As Of June 30,
	2008	2007
AUM — Contractual Period Ends Quarterly	$243,704,401	$236,367,860
AUM — Contractual Period Ends Annually	324,211,714	337,359,956

Total AUM Subject to Performance Incentive	$567,916,115	$573,727,816

	For The Three Months Ending June 30,		For The Six Months Ending June 30,
	2008	2007	2008	2007
Performance Incentive Fees — Method 1	$97,980	$—	$378,881	$4,297
Performance Incentive Fees — Method 2	$97,980	$39,530	$378,881	$39,530
Amounts under Method 1 and Method 2 may differ throughout the year, but will generally be the same at fiscal year end because all client account contract periods end on December 31.
Revenue Recognition — Mutual Fund Administration
DHCM has an administrative, fund accounting and transfer agency services agreement with the Diamond Hill Funds (“Funds”), under which DHCM performs certain services for each fund. These services include mutual fund administration, accounting, transfer agency and other related functions. For performing these services, each fund compensates DHCM a fee at an annual rate of 0.30% for Class A and Class C shares and 0.18% for Class I shares times each series’ average daily net assets. Effective April 30, 2008, the fee for administrative services was reduced from 0.32% to 0.30% for Class A and Class C shares. The Funds have selected and contractually engaged certain vendors to fulfill various services to benefit the Funds’ shareholders or to satisfy regulatory requirements of the Funds. These services include, among others, required fund shareholder mailings, registration fees, legal and audit fees. DHCM, in fulfilling a portion of its role under the administration agreement with the Funds, acts as agent to pay these obligations of the Funds. Each vendor is independently responsible for fulfillment of the services it has been engaged to provide and negotiates fees and terms with the management and board of trustees of the Funds. The fee that the Funds pay to DHCM is reviewed annually by the Funds’ board of trustees and specifically takes into account the contractual expenses that DHCM pays on behalf of the Funds. As a result, DHCM is not involved in the delivery or pricing of these services and bears no risk related to these services. Consistent with EITF 99-19, revenue has been recorded net of these Fund expenses. In addition, DHCM finances the up-front commissions which are paid by the Fund’s principal underwriter to brokers who sell C shares of the Funds. As financer, DHCM advances to the underwriter the commission amount to be paid to the selling broker at the time of sale. These advances are capitalized and amortized over 12 months to correspond with the re-payments DHCM receives from the principal underwriter to recoup this commission advancement. Mutual fund administration (“admin”) gross and net revenue are summarized below:

Note 2 Significant Accounting Policies (Continued)
Revenue Recognition — Mutual Fund Administration (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Mutual fund admin revenue, gross	$2,468,516	$2,124,197	$4,513,064	$4,160,543
Mutual fund admin, fund related expense	825,010	661,738	1,486,048	1,238,559

Mutual fund admin revenue, net of fund related expenses	1,643,506	1,462,459	3,027,016	2,921,984

C-Share broker commission advance repayments	431,904	500,946	830,851	913,146
C-Share broker commission amortization	434,917	477,126	827,046	879,810

C-Share financing activity, net	(3,013)	23,820	3,805	33,336

Mutual fund administration revenue, net	$1,640,493	$1,486,279	$3,030,821	$2,955,320

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
Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 - “Accounting for the Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS 109. As a result of the implementation of FIN 48, the Company recognized no adjustment in the net liability.
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

Note 3 Investment Portfolio
As of June 30, 2008, the Company held investments worth $35.6 million and a cost basis of $35.3 million. The following table summarizes the market value of these investments as of June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007
Diamond Hill Small Cap Fund	$1,026,621	$1,039,517
Diamond Hill Small-Mid Cap Fund	1,013,339	1,016,243
Diamond Hill Large Cap Fund	931,156	1,017,340
Diamond Hill Select Fund	921,800	1,015,803
Diamond Hill Long-Short Fund	1,004,792	1,027,615
Diamond Hill Financial Long-Short Fund	736,381	1,025,356
Diamond Hill Strategic Income Fund	6,611,219	3,765,566
Diamond Hill Investment Partners, L.P.	9,853,947	10,070,021
Diamond Hill Investment Partners II, L.P.	4,962,989	5,058,702
Other marketable equity securities	8,537,832	9,000,000

Total Investment Portfolio	$35,600,076	$34,036,163

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

	June 30,	December 31,
	2008	2007
Total partnership assets	$345,112,936	$360,372,685
Total partnership liabilities	61,962,970	80,007,267
Net partnership assets	283,149,966	280,365,418
Net partnership income (loss)	(8,331,300)	6,581,829

DHCM’s portion of net assets	14,816,936	15,128,723
DHCM’s portion of net income (loss)	(311,787)	562,469
DHCM’s income from these partnerships includes its pro-rata capital allocation and its share of an incentive allocation, if any, from the limited partners.

Note 4 Capital Stock
Common Shares
The Company has only one class of securities, Common Shares.
Authorization of Preferred Shares
The Company’s Articles of Incorporation authorize the issuance of 1,000,000 shares of “blank check” preferred shares with such designations, rights and preferences, as may be determined from time to time by the Company’s Board of Directors. The Board of Directors is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting or other rights of the holders of the Common Shares. There were no shares of preferred stock issued or outstanding at June 30, 2008 or December 31, 2007.
Note 5 Stock-Based Compensation
Equity Incentive Plans
2005 Employee and Director Equity Incentive Plan
At the Company’s annual shareholder meeting on May 12, 2005, shareholders approved the 2005 Employee and Director Equity Incentive Plan (“2005 Plan”). The 2005 Plan is intended to facilitate the Company’s ability to attract and retain staff, provide additional incentive to employees, directors and consultants, and to promote the success of the Company’s business. The Plan authorizes the issuance of Common Shares of the Company in various forms of stock or option grants. As of June 30, 2008 shares available for issuance under the Plan are 410,447. The Plan provides that the Board of Directors, or a committee appointed by the Board, may grant awards and otherwise administer the Plan.
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
401(k) Plan
The Company sponsors a 401(k) plan whereby all employees participate in the plan. Employees may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions of Common Shares of the Company with a value equal to 200 percent of the first six percent of an employee’s compensation contributed to the plan. Employees become fully vested in the matching contributions after six plan years of employment. For the three months ended June 30, 2008 and 2007, expenses attributable to the plan were $157,768 and $108,692, respectively. For the six months ended June 30, 2008 and 2007, expenses attributable to the plan were $296,110 and $209,677.

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
Stock option and warrant transactions under the various plans are summarized below:

	Options		Warrants
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Oustanding December 31, 2006	283,102	$14.60	249,400	$12.57
Exercisable December 31, 2006	243,102	$16.26	249,400	$12.57
Granted	—	—	—	—
Expired / Forfeited	—	—	2,000	10.63
Exercised	151,602	19.16	222,000	8.65

Oustanding June 30, 2007	131,500	$9.34	25,400	$47.00

Exercisable June 30, 2007	111,150	$10.20	25,400	$47.00

Oustanding December 31, 2007	92,500	$10.40	25,400	$47.00
Exercisable December 31, 2007	72,500	$12.03	25,400	$47.00
Granted	—	—	—	—
Expired / Forfeited	—	—	12,000	73.75
Exercised	27,500	9.15	3,000	56.67

Oustanding June 30, 2008	65,000	$10.93	10,400	$13.35

Exercisable June 30, 2008	65,000	$10.93	10,400	$13.35

The Company withheld from issuing 85,518 of the 373,602 and 352 of the 30,500 shares of warrants and options exercised during the periods ended June 30, 2007 and June 30, 2008, respectively. These shares were withheld to fulfill tax withholding requirements related to employee compensation earned on the exercises.
Options and warrants outstanding and exercisable at June 30, 2008 are as follows:

Options				Warrants
	Remaining				Remaining
Number	Life	Number		Number	Life	Number
Outstanding	In Years	Exercisable	Exercise Price	Outstanding	In Years	Exercisable	Exercise Price
10,000	2.11	10,000	$7.95	400	0.50	400	$22.20
5,500	2.47	5,500	8.44	2,000	0.87	2,000	22.50
14,500	2.47	14,500	28.10	6,000	1.67	6,000	11.25
5,000	2.76	5,000	8.45	2,000	1.86	2,000	8.75
30,000	4.93	30,000	4.50

65,000	3.58	65,000		10,400	1.51	10,400

The aggregate intrinsic value of options/warrants outstanding and exercisable as of June 30, 2008 is $5,446,414.

Note 6 Operating Leases
The Company leases approximately 14,200 square feet of office space at 325 John H. McConnell Blvd, Suite 200, Columbus, Ohio 43215 under an operating lease agreement which terminates on July 31, 2013. In addition, the Company leases approximately 2,200 square feet of office space at 4041 N. High Street, Suite 402, Columbus, Ohio 43214 under an operating lease agreement which terminates on February 13, 2011. Total lease and operating expenses for the three months ended June 30, 2008 and 2007 were $95,752 and $64,217, respectively. Total lease and operating expenses for the six months ended June 30, 2008 and 2007 were $279,513 and $132,765, respectively. The approximate future minimum lease payments under the operating lease are as follows:

2008	2009	2010	2011	2012	2013
$126,000	$259,000	$267,000	$249,000	$254,000	$130,000
In addition to the above rent, the Company will also be responsible for normal operating expenses of the properties. Such operating expenses were approximately $9.04 per square foot in 2007, which only included the 325 John H. McConnell Blvd. location, and are expected to be approximately $8.90 per square foot in 2008 on a combined basis.
Note 7 Income Taxes
The provision for income taxes for the three months and six months ended June 30, 2008 and 2007 consists of federal and city income taxes.
Tax Impact of Stock Option and Warrant Exercises
The exercise of stock options and warrants during 2007 and through the six months ended June 30, 2008 resulted in a cumulative federal tax deduction of $22.8 million, and a corresponding federal tax benefit of $7.8 million. In accordance with GAAP, this tax benefit is not reflected in the consolidated statements of income or in earnings per share. $5.8 million and $1.9 million, of this $7.8 million federal tax benefit has been recorded as a reduction of federal taxes payable in 2007 and the six months ended June 30, 2008, respectively, and as a corresponding increase in shareholders’ equity.
Note 8 Earnings Per Share
The following table sets for the computation for basic and diluted earnings per share (EPS):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic and Diluted net income	$1,779,374	$2,413,596	$3,765,062	$4,408,009
Weighted average number of outstanding shares
Basic	2,381,474	2,155,705	2,359,649	2,093,282
Diluted	2,447,151	2,302,087	2,424,601	2,240,037
Earnings per share
Basic	$0.75	$1.12	$1.60	$2.11

Diluted	$0.73	$1.05	$1.55	$1.97

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
General

Diamond Hill Investment Group, Inc. (the “Company”), an Ohio corporation organized in 1990, derives its consolidated revenue and net income from investment advisory services provided by its subsidiary Diamond Hill Capital Management, Inc. (“DHCM”). DHCM is a registered investment adviser under the Investment Advisers Act of 1940 providing investment advisory services to individuals and institutional investors through the Diamond Hill sponsored mutual funds, separate accounts, and private investment funds (generally known as “hedge funds”). The Company was first incorporated in April 1990. During the first quarter of 2008, the Company incorporated two new subsidiaries, Beacon Hill Fund Services, Inc. (“BHFS”) and BHIL Distributors, Inc. (“BHIL”) to collectively operate as Beacon Hill. Beacon Hill will provide certain fund administration services and distribution services to small to mid size mutual funds, including Diamond Hill Funds.
In this section, the company discusses and analyzes the consolidated results of operations for the three and six month periods ending June 30, 2008 and 2007 and other factors that may affect future financial performance. This discussion should be read in conjunction with the Consolidated Financial Statements, Notes to the Consolidated Financial Statements, and Selected Financial Data.
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

Assets Under Management
As of June 30, 2008, assets under management (“AUM”) totaled $5.5 billion, a 22% increase in comparison to June 30, 2007. Revenues are highly dependant on both the value and composition of AUM. The following is a summary of the firm’s AUM by product and objective as of June 30, 2008 and 2007 and a roll-forward of AUM growth for the six months ended June 30, 2008 and 2007:

	Assets Under Management by Product
	As of June 30,
(in millions)	2008	2007	% Change

Mutual funds	$3,899	$2,976	31%
Separate accounts	1,146	1,025	12%
Private investment funds	441	478	-8%

Total	$5,486	$4,479	22%

	Assets Under Management by Objective
	As of June 30,
(in millions)	2008	2007	% Change

Small and Small-Mid Cap	$548	$734	-25%
Large Cap and Select	1,221	1,062	15%
Long-Short	3,466	2,380	46%
Strategic and fixed income	251	303	-17%

Total	$5,486	$4,479	22%

	Growth in Assets Under Management
	For the Six Months Ended June 30,
(in millions)	2008	2007

AUM at beginning of the period	$4,403	$3,708
Net cash inflows (outflows)
mutual funds	1,223	446
separate accounts	222	65
private investment funds	(44)	171

	1,401	682
Net market appreciation (depreciation) and income	(318)	89

Increase during the period	1,083	771

AUM at end of the period	$5,486	$4,479

Consolidated Results of Operations

The following is a discussion of the consolidated results of operations of the Company and its revenues and expenses.

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change

Net income (in thousands)	$1,779	$2,414	-26%	$3,765	$4,408	-15%

Net income per share
Basic	$0.75	$1.12	-33%	$1.60	$2.11	-24%
Diluted	$0.73	$1.05	-30%	$1.55	$1.97	-21%

Weighted average shares outstanding (in thousands)
Basic	2,381	2,156		2,360	2,093
Diluted	2,447	2,302		2,425	2,240

Three Months Ended June 30, 2008 compared with Three Months Ended June 30, 2007

The Company generated net income of $1,779,374 ($0.73 per diluted share) for the three months ended June 30, 2008, compared with net income of $2,413,596 ($1.05 per diluted share) for the three months ended June 30, 2007. Net income decreased despite a 22% increase in AUM due to a negative return on the Company’s corporate investment portfolio and the loss from Beacon Hill of approximately $375,000 as it starts up its operation.
Revenue

	Three Months Ended
	June 30,
(in Thousands)	2008	2007	% Change

Investment advisory	$10,657	$8,883	20%
Performance incentive	98	—	n.m.
Mutual fund administration, net	1,641	1,486	10%

Total	$12,396	$10,369	20%

As a percent of total second quarter 2008 revenues, investment advisory fees accounted for 86%, performance incentive fees accounted for 1%, and mutual fund administration fees accounted for the remaining 13% compared to the second quarter of 2007 where investment advisory fees accounted for 86%, there were no performance incentive fees, and mutual fund administration fees accounted for 14% of revenues.
Investment Advisory Fees. The overall increase in investment advisory fees was primarily due to an increase in AUM of just over $1 billion period over period. Investment advisory fees are calculated as a percent of average net assets under management at various levels depending on the investment product. The Company’s average advisory fee rate of 0.82% for the three months ended June 30, 2008 remained the same as the average advisory fee rate for the three months ended June 30, 2007. Effective June 30, 2008, the Diamond Hill Long-Short Fund, which has a 0.90% advisory fee, was closed to new investors. As a result, the Company expects the current growth in AUM in the Fund to decline, which could impact the average advisory fee rate. Additionally, during the current period, the Company has experienced increased growth related to its institutional separate accounts. The Company recently added a sales executive to focus on the institutional consultant community. In addition, the Company’s large cap strategy was selected to be included in high net worth managed account programs from two different investment firms.
Performance Incentive Fees. Performance incentive fees are generally equal to 20% of the performance increase in client accounts after a 5% annual hurdle is achieved. The fees are dependent on both AUM and absolute investment performance in client accounts and will be volatile from period to period. Incentive fee AUM totaled $568 million at June 30, 2008 compared to $574 million at June 30, 2007. Incentive fees increased during the second quarter of 2008 compared to 2007 due to investment performance exceeding the minimum hurdle in certain accounts for the three months ended June 30, 2008 and not exceeding the hurdle for the three months ended June 30, 2007.
Mutual Fund Administration Fees. Mutual fund administration fees are calculated as a percent of average net assets under administration in the Diamond Hill Funds. The Company earns 0.30% on Class A and Class C shares and 0.18% on Class I shares. As assets in the Funds have grown the Company has realized certain economies of scale; and as a result, the Company has lowered its administration fees by approximately 10% in each of the last three years to pass on those economies of scale to fund shareholders. The Company lowered its administration fees again effective April 30, 2008 from 0.32% to 0.30% for Class A and Class C shares. Class I share fees remained unchanged at 0.18%. However, the reduction in fees by approximately 6% on April 30, 2008 did not negatively impact the fund administration revenues, which increased by $155,000 for the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007 due to the overall increase in mutual fund AUM of $923 million, or 31% period over period.

Expenses

	Three Months Ended
	June 30,
(in Thousands)	2008	2007	% Change

Compensation and related costs	$6,615	$5,222	27%
General and administrative	600	586	2%
Sales and marketing	152	140	9%
Third party distribution	396	344	15%
Mutual fund administration	577	655	-12%

Total	$8,340	$6,947	20%

Compensation and Related Costs. Employee compensation and benefits increased by $1.4 million, or 27%, during the three months ended June 30, 2008 compared to the three months ended June 30, 2007. This increase is due to a continued increase in staff and long-term equity awards. There was a total staff increase of 16 employees bringing the total number of employees to 53 as of June 30, 2008 compared to 37 employees as of June 30, 2007. The Company expects further staffing additions throughout the remainder of 2008.
General and Administrative. General and administrative expenses increased by $14,000 or 2%. General and administrative expenses have remained relatively stable period over period, as the Company has not experienced a significant increase in research and other related operating expenses.
Sales and Marketing. Sales and marketing expenses increased by $12,000 or 9%. This increase was primarily due to an increase in travel and other marketing expenses related to new business growth.
Third Party Distribution. Third party distribution expense represents payments made to intermediaries related to sales of the Company’s investment products. The period over period increases directly correspond to the increase in investment advisory fees earned by the Company.
Mutual Fund Administration. Mutual fund administration expense decreased by $78,000 or 12%. This decrease is attributable to a re-negotiation of certain vendor contracts resulting in both expense reductions and a shifting of certain expense obligations directly to the Diamond Hill Funds. Absent this contract re-negotiation, mutual fund administration expenses generally correlate with an increase or decrease in mutual fund assets under administration.
Six Months Ended June 30, 2008 compared with Six Months Ended June 30, 2007

The Company generated net income of $3,765,062 ($1.55 per diluted share) for the six months ended June 30, 2008, compared with net income of $4,408,009 ($1.97 per diluted share) for the six months ended June 30, 2007. Net income decreased despite a 22% increase in AUM due to a negative return on the Company’s corporate investment portfolio and the loss from Beacon Hill of approximately $566,000 as it starts up its operation.
Revenue

	Six Months Ended
	June 30,
(in Thousands)	2008	2007	% Change

Investment advisory	$19,889	$16,764	19%
Performance incentive	379	4	n.m.
Mutual fund administration, net	3,031	2,956	3%

Total	$23,299	$19,724	18%

As a percent of 2008 year to date revenues, investment advisory fees accounted for 85%, performance incentive fees accounted for 2%, and mutual fund administration fees accounted for the remaining 13%

compared to the 2007 period where investment advisory fees accounted for 85%, performance incentive fees accounted for less than 1%, and mutual fund administration fees accounted for 15% of revenues.
Investment Advisory Fees. The overall increase in investment advisory fees was primarily due to an increase in AUM of just over $1 billion period over period. Investment advisory fees are calculated as a percent of average net assets under management at various levels depending on the investment product. The Company’s average advisory fee rate for the six months ended June 30, 2008 was 0.82% compared to 0.81% for the six months ended June 30, 2007. This increase was mainly due to the increase in AUM in the Diamond Hill Long-Short Fund, which has a 0.90% advisory fee. Effective June 30, 2008, the Diamond Hill Long-Short Fund was closed to new investors. As a result, the Company expects the current growth in AUM in the Fund to decline, which could impact the average advisory fee rate. Additionally, during the current period, the Company has experienced increase growth related to its institutional separate accounts. The Company recently added a sales executive to focus on the institutional consultant community. In addition, the Company’s large cap strategy was selected to be included in high net worth managed account programs from two different investment firms.
Performance Incentive Fees. Performance incentive fees are generally equal to 20% of the performance increase in client accounts after a 5% annual hurdle is achieved. The fees are dependent on both AUM and absolute investment performance in client accounts and will be volatile from period to period. Incentive fee AUM totaled $568 million at June 30, 2008 compared to $574 million at June 30, 2007. Incentive fees increased during the first six months of 2008 compared to the first six months of 2007 due to investment performance exceeding the minimum hurdle in certain accounts for the six months ended June 30, 2008 and not exceeding the hurdle for the six months ended June 30, 2007.
Mutual Fund Administration Fees. Mutual fund administration fees are calculated as a percent of average net assets under administration in the Diamond Hill Funds. The Company earns 0.30% on Class A and Class C shares and 0.18% on Class I shares. As assets in the Funds have grown the Company has realized certain economies of scale; and as a result, the Company has lowered its administration fees by approximately 10% in each of the last three years to pass on those economies of scale to fund shareholders. The Company lowered its administration fees again effective April 30, 2008 from 0.32% to 0.30% for Class A and Class C shares. Class I share fees remained unchanged at 0.18%. However, the reduction in fees by approximately 6% on April 30, 2008 did not negatively impact the fund administration revenues, which increased by $75,000 for the period ended June 30, 2008 compared to the period ended June 30, 2007 due to the overall increase in mutual fund AUM of $923 million, or 31% period over period.

Expenses

	Six Months Ended
	June 30,
(in Thousands)	2008	2007	% Change

Compensation and related costs	$12,456	$9,889	26%
General and administrative	1,158	1,152	1%
Sales and marketing	266	242	10%
Third party distribution	792	723	10%
Mutual fund administration	1,046	1,209	-13%

Total	$15,718	$13,215	19%

Compensation and Related Costs. Employee compensation and benefits increased by $2.6 million, or 26%, during the six months ended June 30, 2008 compared to the six months ended June 30, 2007. This increase is due to a continued increase in staff and long-term equity awards. There was a total staff increase of 16 employees bringing the total number of employees to 53 as of June 30, 2008 compared to 37 employees as of June 30, 2007. The Company expects further staffing additions throughout the remainder of 2008.
General and Administrative. General and administrative expenses increased by $6,000 or 1%. General and administrative expenses have remained relatively stable period over period, as the Company has not experienced a significant increase in research and other related operating expenses.
Sales and Marketing. Sales and marketing expenses increased by $24,000 or 10%. This increase was primarily due to an increase in travel and other marketing expenses related to new business growth.
Third Party Distribution. Third party distribution expense represents payments made to intermediaries related to sales of the Company’s investment products. The period over period increases directly correspond to the increase in investment advisory fees earned by the Company.
Mutual Fund Administration. Mutual fund administration expense decreased by $163,000 or 13%. This decrease is attributable to a re-negotiation of certain vendor contracts resulting in both expense reductions and a shifting of certain expense obligations directly to the Diamond Hill Funds. Absent this contract re-negotiation, mutual fund administration expenses generally correlate with an increase or decrease in mutual fund assets under administration.
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
As of June 30, 2008, the Company had working capital of approximately $49.2 million compared to $37.5 million at December 31, 2007. Working capital includes cash, securities owned and accounts receivable, net of all liabilities. The Company has no debt and its available working capital is expected to be sufficient to cover current expenses. The Company does not expect any material capital expenditures during the remainder of 2008.
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
ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information regarding the Company’s purchases of its common stock during the second quarter of fiscal 2008:

			Total Number	Maximum Number
			of Shares Purchased	of Shares That May
			as part of a Publicly	Yet Be Purchased
	Total Number	Average Price	Announced Plans	Under the Plans or
Period	of Shares Purchased	Paid Per Share	or Programs	Programs (1)

April 1, 2008 through April 30, 2008	—	—	6,528	343,472

May 1, 2008 through May 31, 2008	—	—	6,528	343,472

June 1, 2008 through June 30, 2008	—	—	6,528	343,472

(1)	- The Company’s current share repurchase program was announced on August 9, 2007. The board of directors authorized management to repurchase up to 350,000 shares of its common stock in the open market and in private transactions in accordance with applicable securities laws. The Company’s stock repurchase program is not subject to an expiration date.

ITEM 3: Defaults Upon Senior Securities — None
ITEM 4: Submission of Matters to a Vote of Security Holders
The annual meeting of the shareholders of the company was held on May 22, 2008 at the Founders Club located in Nationwide Arena 200 W. Nationwide Blvd, Columbus, OH 43215. A majority of the Company’s voting shares were present at the meeting, either by person or by proxy.
At such meeting, the shareholders elected the following individuals to serve on the Board of Directors for a one year term.

Name	Votes For	Votes Withheld
Lawrence E. Baumgartner	1,986,574	3,569
R. H. Dillon	1,974,586	15,557
David P. Lauer	1,986,690	3,453
Dr. James G. Mathias	1,986,690	3,453
David R. Meuse	1,987,024	3,119
Diane D. Reynolds	1,986,880	3,263
Donald B. Shackelford	1,983,062	7,081
ITEM 5: Other Information — None

DIAMOND HILL INVESTMENT GROUP, INC.
ITEM 6:      Exhibits
3.1	Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference from Form 8-K Current Report for the event on May 2, 2002 filed with the SEC on May 7, 2002; File No. 000-24498.)

3.2	Code of Regulations of the Company. (Incorporated by reference from Form 8-K Current Report for the event on May 2, 2002 filed with the SEC on May 7, 2002; File No. 000-24498.)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Section 1350 Certifications.

DIAMOND HILL INVESTMENT GROUP, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DIAMOND HILL INVESTMENT GROUP, INC.

Date	Title	Signature

August 8, 2008	President, Chief Executive Officer,	/s/ R. H. Dillon

	and a Director	R. H. Dillon

August 8, 2008	Chief Financial Officer, Treasurer,	/s/ James F. Laird

	and Secretary	James F. Laird