Form 10-Q
period 2008-09-30
DIAMOND HILL INVESTMENT GROUP INC
filed 2008-11-07
CIK 909108

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Yes: ☐      No: ☑
The number of shares outstanding of the issuer’s common stock, as of the latest practicable date, November 6, 2008 is 2,445,189 shares.

DIAMOND HILL INVESTMENT GROUP, INC.

PART I FINANCIAL INFORMATION
ITEM 1: Financial Statements
Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	9/30/2008	12/31/2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$28,870,788	$11,783,278
Investment portfolio	27,437,554	34,036,163
Accounts receivable	7,626,282	5,694,274
Prepaid expenses	1,506,256	1,115,728
Fixed assets, net of depreciation	861,847	654,500
Deferred taxes	1,937,680	—

Total assets	$68,240,407	$53,283,943

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$1,199,075	$979,467
Accrued incentive compensation	10,990,000	12,450,000
Current and deferred taxes	473,082	546,944

Total liabilities	12,662,157	13,976,411

Commitments and contingencies	—	—

Shareholders’ Equity
Common stock, no par value
7,000,000 shares authorized;
2,465,927 issued and outstanding at September 30, 2008;
2,243,653 issued and outstanding at December 31, 2007	41,460,171	27,719,024
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred compensation	(6,515,897)	(4,056,015)
Retained earnings	20,633,976	15,644,523

Total shareholders’ equity	55,578,250	39,307,532

Total liabilities and shareholders’ equity	$68,240,407	$53,283,943

See notes to consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUES:
Investment advisory	$11,577,006	$9,215,700	$31,466,240	$25,979,666
Performance incentive	—	1,520	378,881	5,817
Mutual fund administration, net	1,770,894	1,484,121	4,801,714	4,439,441

Total revenue	13,347,900	10,701,341	36,646,835	30,424,924

OPERATING EXPENSES:
Compensation and related costs	7,125,709	5,074,607	19,582,071	14,948,034
General and administrative	789,248	973,758	1,946,986	2,141,463
Sales and marketing	169,981	106,809	440,911	348,619
Third party distribution	381,211	404,419	1,173,037	1,127,680
Mutual fund administration	659,758	608,258	1,700,639	1,816,813

Total operating expenses	9,125,907	7,167,851	24,843,644	20,382,609

NET OPERATING INCOME	4,221,993	3,533,490	11,803,191	10,042,315

Investment return	(2,319,263)	534,594	(4,025,376)	733,720

INCOME BEFORE TAXES	1,902,730	4,068,084	7,777,815	10,776,035

Income tax provision	(678,339)	(1,419,791)	(2,788,362)	(3,719,733)

NET INCOME	$1,224,391	$2,648,293	$4,989,453	$7,056,302

Earnings per share
Basic	$0.50	$1.20	$2.09	$3.31

Diluted	$0.50	$1.14	$2.08	$3.13

Weighted average shares outstanding
Basic	2,430,772	2,204,641	2,383,621	2,130,867

Diluted	2,444,340	2,322,281	2,396,999	2,251,407

See notes to consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flow (unaudited)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$4,989,453	$7,056,302
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation on furniture and equipment	131,610	113,089
Amortization of deferred compensation	2,287,358	940,204
(Increase) in accounts receivable	(1,932,008)	(988,828)
Change in deferred taxes	(2,484,624)	1,762,158
Stock option expense	2,233	6,812
Noncash director fee expense	167,281	—
Unrealized (gains)/losses on investments	3,275,157	(195,853)
Other changes in assets and liabilities	7,394,451	(4,997,692)

Net cash provided by operating activities	13,830,911	3,696,192

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(338,957)	(267,623)
Investment portfolio activity	3,323,452	(129,544)

Net cash provided by (used in) investing activitie	2,984,495	(397,167)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for repurchase of common shares	(862,115)	—
Payment of taxes withheld on option/warrant exercises	(167,335)	(8,020,273)
Proceeds from common stock issuance	1,301,554	13,042,390
Purchase of treasury stock	—	(1,344,958)
Sale of treasury stock	—	1,440,694

Net cash provided by financing activities	272,104	5,117,853

CASH AND CASH EQUIVALENTS
Net change during the period	17,087,510	8,416,878
At beginning of period	11,783,278	9,836,989

At end of period	$28,870,788	$18,253,867

Cash paid during the period for:
Interest	—	—
Income taxes	1,905,000	520,560

Noncash Transactions during the period for:
Common Stock Issued as Incentive Compensation	5,754,140	5,478,718
See notes to consolidated financial statements.

Diamond Hill Investment Group, Inc.
Notes to Consolidated Financial Statements (unaudited)
Note 1 Organization
Diamond Hill Investment Group, Inc. (the “Company”) was incorporated as a Florida corporation in April 1990 and in May 2002 reincorporated in Ohio, the Company’s principal place of business. The Company has four operating subsidiaries.
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

Note 2 Significant Accounting Policies (Continued)
Accounts Receivable
Accounts receivable are recorded when they are due and are presented in the balance sheet, net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of those individuals or entities that owe the receivable. No allowance for doubtful accounts was deemed necessary at September 30, 2008 or December 31, 2007.
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

	As Of September 30,
	2008	2007
AUM — Contractual Period Ends Quarterly	$249,888,929	$230,210,018
AUM — Contractual Period Ends Annually	299,504,260	391,965,865

Total AUM Subject to Performance Incentive	$549,393,189	$622,175,882

	For The Three Months Ending Sept 30,		For The Nine Months Ending Sept 30,
	2008	2007	2008	2007
Performance Incentive Fees — Method 1	$—	$1,520	$378,881	$5,817
Performance Incentive Fees — Method 2	$—	$44,282	$378,881	$48,579
Amounts under Method 1 and Method 2 may differ throughout the year, but will generally be the same at fiscal year end because all client account contract periods end on December 31.
Revenue Recognition — Mutual Fund Administration
DHCM has an administrative, fund accounting and transfer agency services agreement with the Diamond Hill Funds (“Funds”), under which DHCM performs certain services for each fund. These services include mutual fund administration, accounting, transfer agency and other related functions. For performing these services, each fund compensates DHCM a fee at an annual rate of 0.30% for Class A and Class C shares and 0.18% for Class I shares times each series’ average daily net assets. Effective April 30, 2008, the fee for administrative services was reduced from 0.32% to 0.30% for Class A and Class C shares. The Funds have selected and contractually engaged certain vendors to fulfill various services to benefit the Funds’ shareholders or to satisfy regulatory requirements of the Funds. These services include, among others, required fund shareholder mailings, registration fees, legal and audit fees. DHCM, in fulfilling a portion of its role under the administration agreement with the Funds, acts as agent to pay these obligations of the Funds. Each vendor is independently responsible for fulfillment of the services it has been engaged to provide and negotiates fees and terms with the management and board of trustees of the Funds. The fee that the Funds pay to DHCM is reviewed annually by the Funds’ board of trustees and specifically takes into account the contractual expenses that DHCM pays on behalf of the Funds. As a result, DHCM is not involved in the delivery or pricing of these services and bears no risk related to these services. Consistent with EITF 99-19, revenue has been recorded net of these Fund expenses. In addition, DHCM finances the up-front commissions which are paid by the Fund’s principal underwriter to brokers who sell C shares of the Funds. As financer, DHCM advances to the underwriter the commission amount to be paid to the selling broker at the time of sale. These advances are capitalized and amortized over 12 months to correspond with the repayments DHCM receives from the principal underwriter to recoup this commission advancement. Mutual fund administration (“admin”) gross and net revenue are summarized below:

Note 2 Significant Accounting Policies (Continued)
Revenue Recognition — Mutual Fund Administration (Continued)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2008	2007	2008	2007
Mutual fund admin revenue, gross	$2,647,960	$2,035,329	$7,161,024	$6,195,872
Mutual fund admin, fund related expense	892,451	607,548	2,378,500	1,846,107

Mutual fund admin revenue, net of fund related expenses	1,755,509	1,427,781	4,782,524	4,349,765

C-Share broker commission advance repayments	502,519	550,857	1,333,370	1,464,002
C-Share broker commission amortization	487,134	494,517	1,314,180	1,374,326

C-Share financing activity, net	15,385	56,340	19,190	89,676

Mutual fund administration revenue, net	$1,770,894	$1,484,121	$4,801,714	$4,439,441

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

Note 3 Investment Portfolio
As of September 30, 2008, the Company held investments worth $27.4 million and a cost basis of $28.1 million. The following table summarizes the market value of these investments as of September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007
Diamond Hill Small Cap Fund	$122,187	$1,039,517
Diamond Hill Small-Mid Cap Fund	1,772,624	1,016,243
Diamond Hill Large Cap Fund	305,737	1,017,340
Diamond Hill Select Fund	1,404,783	1,015,803
Diamond Hill Long-Short Fund	931,868	1,027,615
Diamond Hill Financial Long-Short Fund	62,173	1,025,356
Diamond Hill Strategic Income Fund	4,019,180	3,765,566
Diamond Hill Financial Trends Fund, Inc.	661,741	—
Diamond Hill Investment Partners, L.P.	8,965,432	10,070,021
Diamond Hill Investment Partners II, L.P.	4,508,972	5,058,702
Other marketable equity securities	4,682,857	9,000,000

Total Investment Portfolio	$27,437,554	$34,036,163

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

	September 30,	December 31,
	2008	2007
Total partnership assets	$304,344,214	$360,372,685
Total partnership liabilities	52,787,420	80,007,267
Net partnership assets	251,556,794	280,365,418
Net partnership income (loss)	(34,344,422)	6,581,829

DHCM’s portion of net assets	13,474,404	15,128,723
DHCM’s portion of net income (loss)	(1,651,319)	562,469
DHCM’s income from these partnerships includes its pro-rata capital allocation and its share of an incentive allocation, if any, from the limited partners.

Note 4 Capital Stock
Common Shares
The Company has only one class of securities, Common Shares.
Authorization of Preferred Shares
The Company’s Articles of Incorporation authorize the issuance of 1,000,000 shares of “blank check” preferred shares with such designations, rights and preferences, as may be determined from time to time by the Company’s Board of Directors. The Board of Directors is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting or other rights of the holders of the Common Shares. There were no shares of preferred stock issued or outstanding at September 30, 2008 or December 31, 2007.
Note 5 Stock-Based Compensation
Equity Incentive Plans
2005 Employee and Director Equity Incentive Plan
At the Company’s annual shareholder meeting on May 12, 2005, shareholders approved the 2005 Employee and Director Equity Incentive Plan (“2005 Plan”). The 2005 Plan is intended to facilitate the Company’s ability to attract and retain staff, provide additional incentive to employees, directors and consultants, and to promote the success of the Company’s business. The Plan authorizes the issuance of Common Shares of the Company in various forms of stock or option grants. As of September 30, 2008 shares available for issuance under the Plan are 408,247. The Plan provides that the Board of Directors, or a committee appointed by the Board, may grant awards and otherwise administer the Plan. Restricted stock grants issued under the plan which vest over time, are recorded as deferred compensation on grant date and then recognized as compensation expense over the vesting period of the respective grant.
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
Equity Compensation Grants
On May 13, 2004 the Company’s shareholders approved terms and conditions of certain equity compensation grants to three key employees. Under the approved terms a total of 75,000 shares of restricted stock and restricted stock units were issued to the key employees on May 31, 2004. As discussed in Footnote 10, these shares vested on October 3, 2008.

Note 5 Stock-Based Compensation (Continued)
401(k) Plan
The Company sponsors a 401(k) plan whereby all employees participate in the plan. Employees may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions of Common Shares of the Company with a value equal to 200 percent of the first six percent of an employee’s compensation contributed to the plan. Employees become fully vested in the matching contributions after six plan years of employment. For the three months ended September 30, 2008 and 2007, expenses attributable to the plan were $169,206 and $111,505, respectively. For the nine months ended September 30, 2008 and 2007, expenses attributable to the plan were $465,317 and $321,182.
Stock Options and Warrants
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
Stock option and warrant transactions under the various plans are summarized below:

	Options		Warrants
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Oustanding December 31, 2006	283,102	$14.60	249,400	$12.57
Exercisable December 31, 2006	243,102	$16.26	249,400	$12.57
Granted	—	—	—	—
Expired / Forfeited	—	—	2,000	10.63
Exercised	178,602	17.36	222,000	8.65

Oustanding September 30, 2007	104,500	$9.87	25,400	$47.00

Exercisable September 30, 2007	84,500	$11.14	25,400	$47.00

Oustanding December 31, 2007	92,500	$10.40	25,400	$47.00
Exercisable December 31, 2007	72,500	$12.03	25,400	$47.00
Granted	—	—	—	—
Expired / Forfeited	—	—	12,000	73.75
Exercised	85,500	8.95	3,000	56.67

Oustanding September 30, 2008	7,000	$28.10	10,400	$13.35

Exercisable September 30, 2008	7,000	$28.10	10,400	$13.35

The Company withheld from issuing 85,518 of the 400,602 and 679 of the 88,500 shares of warrants and options exercised during the periods ended September 30, 2007 and September 30, 2008, respectively. These shares were withheld to fulfill tax withholding requirements related to employee compensation earned on the exercises.

Note 5 Stock-Based Compensation (Continued)
Stock Options and Warrants (Continued)
Options and warrants outstanding and exercisable at September 30, 2008 are as follows:

Options			Warrants
Number	Remaining		Number	Remaining
Outstanding	Life		Outstanding	Life
and Exercisable	In Years	Exercise Price	and Exercisable	In Years	Exercise Price
7,000	2.22	$28.10	400	0.25	$22.20

			2,000	0.62	22.50
7,000	2.22		6,000	1.41	11.25

			2,000	1.61	8.75

			10,400	1.25

The aggregate intrinsic value of options/warrants outstanding and exercisable as of September 30, 2008 is $1,229,028.
Note 6 Operating Leases
The Company leases approximately 14,200 square feet of office space at its principal office under an operating lease agreement which terminates on July 31, 2013. In addition, the Company leases approximately 2,200 square feet of office space for a subsidiary company under an operating lease agreement which terminates on February 28, 2011. Total lease and operating expenses for the three months ended September 30, 2008 and 2007 were $100,389 and $85,890, respectively. Total lease and operating expenses for the nine months ended September 30, 2008 and 2007 were $290,103 and $218,655, respectively. The approximate future minimum lease payments under the operating lease are as follows:

2008	2009	2010	2011	2012	2013
$63,000	$259,000	$267,000	$249,000	$254,000	$130,000
In addition to the above rent, the Company will also be responsible for normal operating expenses of the properties. Such operating expenses were approximately $9.04 per square foot in 2007, which only included the principal office location, and are expected to be approximately $8.90 per square foot in 2008 on a combined basis.
Note 7 Income Taxes
The provision for income taxes for the three months and nine months ended September 30, 2008 and 2007 consists of federal and city income taxes.
Tax Impact of Stock Option and Warrant Exercises
The exercise of stock options and warrants during 2007 and through the nine months ended September 30, 2008 resulted in a cumulative federal tax deduction of $25.5 million, and a corresponding federal tax benefit of $8.7 million. In accordance with GAAP, this tax benefit is not reflected in the consolidated statements of income or in earnings per share. $5.8 million and $2.9 million, of this $8.7 million federal tax benefit has been recorded as a reduction of federal taxes payable in 2007 and the nine months ended September 30, 2008, respectively, and as a corresponding increase in shareholders’ equity.

Note 8 Earnings Per Share
The following table sets for the computation for basic and diluted earnings per share (EPS):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic and Diluted net income	$1,224,391	$2,648,293	$4,989,453	$7,056,302
Weighted average number of outstanding shares
Basic	2,430,772	2,204,641	2,383,621	2,130,867
Diluted	2,444,340	2,322,281	2,396,999	2,251,407
Earnings per share
Basic	$0.50	$1.20	$2.09	$3.31

Diluted	$0.50	$1.14	$2.08	$3.13

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
Note 10 Subsequent Events
On October 1, 2008, the Company declared a special dividend of $10.00 per share payable October 31, 2008 to shareholders of record on October 15, 2008. This dividend will reduce shareholders equity by approximately $24.4 million. In addition, the board of directors of the Company approved the accelerated vesting of 82,064 shares of restricted stock from various vesting dates during the first five months of 2009 to October 3, 2008. This acceleration will result in additional compensation expense of $1.0 million to be recorded in the fourth quarter of 2008 that otherwise would have been recorded in the first and second quarters of 2009. In addition, as a result of this acceleration, the Company will receive a $6.3 million tax deduction in 2008.

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
In this section, the company discusses and analyzes the consolidated results of operations for the three and nine month periods ending September 30, 2008 and 2007 and other factors that may affect future financial performance. This discussion should be read in conjunction with the Consolidated Financial Statements, Notes to the Consolidated Financial Statements, and Selected Financial Data.
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

Assets Under Management
As of September 30, 2008, assets under management (“AUM”) totaled $5.5 billion, a 27% increase in comparison to September 30, 2007. Revenues are highly dependant on both the value and composition of AUM. The following is a summary of the firm’s AUM by product and objective as of September 30, 2008 and 2007 and a roll-forward of AUM growth for the nine months ended September 30, 2008 and 2007:

	Assets Under Management by Product
	As of September 30,
(in millions)	2008	2007	% Change

Mutual funds	$3,864	$2,889	34%
Separate accounts	1,315	1,000	32%
Private investment funds	369	491	-25%

Total	$5,548	$4,380	27%

	Assets Under Management by Objective
	As of September 30,
(in millions)	2008	2007	% Change

Small and Small-Mid Cap	$582	$660	-12%
Large Cap and Select	1,422	1,028	38%
Long-Short	3,363	2,394	40%
Strategic and fixed income	181	298	-39%

Total	$5,548	$4,380	27%

	Change in Assets Under Management
	For the Nine Months Ended September 30,
(in millions)	2008	2007

AUM at beginning of the period	$4,403	$3,708
Net cash inflows (outflows)
mutual funds	1,482	347
separate accounts	545	51
private investment funds	(73)	174

	1,954	572
Net market appreciation (depreciation) and income	(809)	100

Increase during the period	1,145	672

AUM at end of the period	$5,548	$4,380

Consolidated Results of Operations
The following is a discussion of the consolidated results of operations of the Company and its revenues and expenses.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change

Net income (in thousands)	$1,224	$2,648	-54%	$4,989	$7,056	-29%

Net income per share
Basic	$0.50	$1.20	-58%	$2.09	$3.31	-37%
Diluted	$0.50	$1.14	-56%	$2.08	$3.13	-34%

Weighted average shares outstanding (in thousands)
Basic	2,431	2,205		2,384	2,131
Diluted	2,444	2,322		2,397	2,251

Three Months Ended September 30, 2008 compared with Three Months Ended September 30, 2007
The Company generated net income of $1,224,391 ($0.50 per diluted share) for the three months ended September 30, 2008, compared with net income of $2,648,293 ($1.14 per diluted share) for the three months ended September 30, 2007. Net income decreased despite a 27% increase in AUM due to a negative return on the Company’s corporate investment portfolio and the loss from Beacon Hill of approximately $460,000 as it starts up its operation.
Revenue

	Three Months Ended
	September 30,
(in Thousands)	2008	2007	% Change

Investment advisory	$11,577	$9,216	26%
Performance incentive	—	1	n.m.
Mutual fund administration, net	1,771	1,484	19%

Total	$13,348	$10,701	25%

As a percent of total third quarter 2008 revenues, investment advisory fees accounted for 87%, there were no performance incentive fees, and mutual fund administration fees accounted for the remaining 13% compared to the third quarter of 2007 where investment advisory fees accounted for 86%, performance incentive fees accounted for less than 1%, and mutual fund administration fees accounted for the remaining 14% of revenues.
Investment Advisory Fees. The overall increase in investment advisory fees was primarily due to an increase in AUM of just over $1 billion period over period. Investment advisory fees are calculated as a percent of average net assets under management at various levels depending on the investment product. The Company’s average advisory fee rate for the three months ended September 30, 2008 was 0.82% compared to 0.84% for the three months ended September 30, 2007. Effective June 30, 2008, the Diamond Hill Long-Short Fund, which has a 0.90% advisory fee, was closed to new investors. As a result, the Company expects a decrease in cash flows into the Fund, which could impact the average advisory fee rate. Additionally, during the current period, the Company has experienced increased growth related to its institutional separate accounts. The Company recently added a sales executive to focus on the institutional consultant community.
Performance Incentive Fees. Performance incentive fees are generally equal to 20% of the performance increase in client accounts after a 5% annual hurdle is achieved. The fees are dependent on both AUM and absolute investment performance in client accounts and will be volatile from period to period. Incentive fee AUM totaled $530 million at September 30, 2008 compared to $622 million at September 30, 2007. Due to investment performance not exceeding the minimum hurdle in certain accounts for the three months ended September 30, 2008, no performance fees were earned during the period. During the three months ended September 30, 2007, the investment performance exceeded the minimum hurdle in certain accounts resulting in a minimal performance incentive fee. While the Company’s incentive fee products have performed well in 2008 relative to the broader stock market indexes they still have declined substantially on an absolute basis. Given that most of the incentive fee assets have a high water mark and an annual absolute return hurdle, it is unlikely the Company will earn any meaningful incentive fees until significant positive client returns are generated or new client money is invested in the products.
Mutual Fund Administration Fees. Mutual fund administration fees are calculated as a percent of average net assets under administration in the Diamond Hill Funds. The Company earns 0.30% on Class A and Class C shares and 0.18% on Class I shares. As assets in the Funds have grown the Company has realized certain economies of scale; and as a result, the Company has lowered its administration fees each of the last four years to pass on those economies of scale to fund shareholders. Despite these fee reductions fund administration revenues increased by $287,000 for the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007 due to the overall increase in mutual fund AUM of $975 million, or 34% period over period.

Expenses

	Three Months Ended
	September 30,
(in Thousands)	2008	2007	% Change

Compensation and related costs	$7,126	$5,075	40%
General and administrative	789	974	-19%
Sales and marketing	170	107	59%
Third party distribution	381	404	-6%
Mutual fund administration	660	608	9%

Total	$9,126	$7,168	27%

Compensation and Related Costs. Employee compensation and benefits increased by $2.0 million, or 40%, during the three months ended September 30, 2008 compared to the three months ended September 30, 2007. This increase is due to a continued increase in staff and long-term equity awards. There was a total staff increase of 15 employees bringing the total number of employees to 56 as of September 30, 2008 compared to 41 employees as of September 30, 2007. The Company continues to seek qualified staff, particularly in the investment research area.
General and Administrative. General and administrative expenses decreased by $185,000 or 19%. During the third quarter of 2007, the Company experienced a $452,000 loss due to a trading error causing an increase in the general and administrative expenses during that period. Excluding the trading error, general and administrative expenses increased by $267,000 or 51% period over period to support the continued growth in the Company
Sales and Marketing. Sales and marketing expenses increased by $63,000 or 59%. This increase was primarily due to an increase in travel and other marketing expenses related to new business growth.
Third Party Distribution. Third party distribution expense represents payments made to intermediaries related to sales of the Company’s investment products. The expense is directly correlated with investments in the Company’s private investment funds. During the period ended September 30, 2008, the Company experienced a decrease in private investment funds AUM compared to the increase seen in private investment funds AUM during 2007. The period over period increase or decrease directly corresponds to the increase or decrease in investment advisory fees earned by the Company.
Mutual Fund Administration. Mutual fund administration expense increased by $52,000 or 9% period over period. The majority of mutual fund administration fees are variable based on the amount of mutual fund AUM. This expense increase is commensurate with an overall increase in mutual fund AUM of $975 million, or 34% period over period.
Nine Months Ended September 30, 2008 compared with Nine Months Ended September 30, 2007
The Company generated net income of $4,989,453 ($2.08 per diluted share) for the nine months ended September 30, 2008, compared with net income of $7,056,302 ($3.13 per diluted share) for the nine months ended September 30, 2007. Net income decreased despite a 27% increase in AUM due to a negative return on the Company’s corporate investment portfolio and the loss from Beacon Hill of approximately $1 million as it starts up its operation.

Revenue

	Nine Months Ended
	September 30,
(in Thousands)	2008	2007	% Change

Investment advisory	$31,466	$25,980	21%
Performance incentive	379	6	n.m.
Mutual fund administration, net	4,802	4,439	8%

Total	$36,647	$30,425	20%

As a percent of 2008 year to date revenues, investment advisory fees accounted for 86%, performance incentive fees accounted for 1%, and mutual fund administration fees accounted for the remaining 13% compared to the 2007 period where investment advisory fees accounted for 85%, performance incentive fees accounted for less than 1%, and mutual fund administration fees accounted for 15% of revenues.
Investment Advisory Fees. The overall increase in investment advisory fees was primarily due to an increase in AUM of just over $1 billion period over period. Investment advisory fees are calculated as a percent of average net assets under management at various levels depending on the investment product. The Company’s average advisory fee rate of 0.82% for the nine months ended September 30, 2008 remained the same as the average advisory fee rate for the nine months ended September 30, 2007. Effective June 30, 2008, the Diamond Hill Long-Short Fund, which has a 0.90% advisory fee, was closed to new investors. As a result, the Company expects a decrease in cash flows into the Fund, which could impact the average advisory fee rate. Additionally, during the current period, the Company has experienced increased growth related to its institutional separate accounts. The Company recently added a sales executive to focus on the institutional consultant community. In addition, the Company’s large cap strategy was selected to be included in high net worth managed account programs from two different investment firms.
Performance Incentive Fees. Performance incentive fees are generally equal to 20% of the performance increase in client accounts after a 5% annual hurdle is achieved. The fees are dependent on both AUM and absolute investment performance in client accounts and will be volatile from period to period. Incentive fee AUM totaled $530 million at September 30, 2008 compared to $622 million at September 30, 2007. Incentive fees showed a modest increase during the first nine months of 2008 compared to the first nine months of 2007. While the Company’s incentive fee products have performed well in 2008 relative to the broader stock market indexes they still have declined substantially on an absolute basis. Given that most of the incentive fee assets have a high water mark and an annual absolute return hurdle, it is unlikely the Company will earn any meaningful incentive fees until significant positive client returns are generated or new client money is invested in the products.
Mutual Fund Administration Fees. Mutual fund administration fees are calculated as a percent of average net assets under administration in the Diamond Hill Funds. The Company earns 0.30% on Class A and Class C shares and 0.18% on Class I shares. As assets in the Funds have grown the Company has realized certain economies of scale; and as a result, the Company has lowered its administration fees each of the last four years to pass on those economies of scale to fund shareholders. Despite these fee reductions fund administration revenues increased by $363,000 for the period ended September 30, 2008 compared to the period ended September 30, 2007 due to the overall increase in mutual fund AUM of $975 million, or 34% period over period.

Expenses

	Nine Months Ended
	September 30,
(in Thousands)	2008	2007	% Change

Compensation and related costs	$19,582	$14,948	31%
General and administrative	1,947	2,141	-9%
Sales and marketing	441	349	26%
Third party distribution	1,173	1,128	4%
Mutual fund administration	1,701	1,817	-6%

Total	$24,844	$20,383	22%

Compensation and Related Costs. Employee compensation and benefits increased by $4.6 million, or 31%, during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. This increase is due to a continued increase in staff and long-term equity awards. There was a total staff increase of 15 employees bringing the total number of employees to 56 as of September 30, 2008 compared to 41 employees as of September 30, 2007. The Company continues to seek qualified staff, particularly in the investment research area.
General and Administrative. General and administrative expenses decreased by $194,000 or 9%. During the third quarter of 2007, the Company experienced a $452,000 loss due to a trading error causing an increase in the general and administrative expenses during that period. Excluding the trading error, general and administrative expenses increased by 15% period over period to support the continued growth in the Company.
Sales and Marketing. Sales and marketing expenses increased by $92,000 or 26%. This increase was primarily due to an increase in travel and other marketing expenses related to new business growth.
Third Party Distribution. Third party distribution expense represents payments made to intermediaries related to sales of the Company’s investment products. The period over period increases directly correspond to the increase in investment advisory fees earned by the Company.
Mutual Fund Administration. Mutual fund administration expense decreased by $116,000 or 6%. This decrease is attributable to a re-negotiation of certain vendor contracts resulting in both expense reductions and a shifting of certain expense obligations directly to the Diamond Hill Funds. Absent this contract re-negotiation, mutual fund administration expenses generally correlate with an increase or decrease in mutual fund assets under administration.
Beacon Hill Fund Services
Through the first nine months of 2008 Beacon Hill generated a pre-tax loss of $1 million on $48 thousand in revenue as it substantially completed its infrastructure. It is currently staffed with seven experienced professionals, recently filed a broker/dealer application with FINRA and expects to receive a limited purpose broker/dealer license in the first quarter of 2009. Beacon Hill has been actively marketing its services and has commitments from several clients to commence services at various starting dates from the fourth quarter of 2008 throughout 2009. These commitments are annually recurring engagements; however, there is no guarantee that the associated revenue will be realized. The company continues to believe that Beacon Hill will achieve a run rate breakeven by the end of 2009.
Liquidity and Capital Resources
The Company’s entire investment portfolio is in liquid readily marketable securities, which provide for cash liquidity, if needed, within three business days. Investments in mutual funds are valued at their current net asset value. Investments in private investment funds and other equity securities are valued based on readily available market quotations. Inflation is expected to have no material impact on the Company’s performance.

As of September 30, 2008, the Company had working capital of approximately $51.7 million compared to $37.5 million at December 31, 2007. Working capital includes cash, securities owned and accounts receivable, net of all liabilities. The Company has no debt and its available working capital is expected to be sufficient to cover current expenses. On October 1, 2008, the Company declared a special dividend of $10.00 per share payable on October 31, 2008 to shareholders of record on October 15, 2008. This dividend will reduce the Company’s working capital by approximately $24.4 million. The Company does not expect any other material capital expenditures during the remainder of 2008.
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
ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information regarding the Company’s purchases of its common stock during the third quarter of fiscal 2008:

			Total Number	Maximum Number
			of Shares Purchased	of Shares That May
			as part of a Publicly	Yet Be Purchased
	Total Number	Average Price	Announced Plans	Under the Plans or
Period	of Shares Purchased	Paid Per Share	or Programs	Programs (1)

July 1, 2008 through July 31, 2008	9,577	77.81	16,105	333,895

August 1, 2008 through August 31, 2008	—	—	16,105	333,895

September 1, 2008 through September 30, 2008	—	—	16,105	333,895

(1) -	The Company’s current share repurchase program was announced on August 9, 2007. The board of directors authorized management to repurchase up to 350,000 shares of its common stock in the open market and in private transactions in accordance with applicable securities laws. The Company’s stock repurchase program is not subject to an expiration date.
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
DIAMOND HILL INVESTMENT GROUP, INC.

Date	Title	Signature

November 7, 2008	President, Chief Executive Officer, and a Director	/s/ R. H. Dillon R. H. Dillon

November 7, 2008	Chief Financial Officer, Treasurer, and Secretary	/s/ James F. Laird James F. Laird