Form 10-K
period 2008-12-31
DIAMOND HILL INVESTMENT GROUP INC
filed 2009-03-13
CIK 909108

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
Commission file number 000-24498
DIAMOND HILL INVESTMENT GROUP, INC
(Exact name of registrant as specified in its charter)

Ohio	65-0190407
(State of incorporation)	(I.R.S. Employer Identification No.)

325 John H. McConnell Blvd., Suite 200, Columbus, Ohio 43215	614-255-3333
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number)
Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common shares, no par value	The NASDAQ Stock Market LLC
Securities registered under Section 12(g) of the Exchange Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of $83.50 on June 30, 2008 (end of the 2nd fiscal quarter) on the NASDAQ Global Market was $120,156,250. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that executive officers, directors, and persons holding five percent or more of the registrant’s voting and non-voting common shares are affiliates.
2,590,225 Common Shares outstanding as of March 10, 2009 (the latest practical date).
Documents incorporated by reference: In Part III, the Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Diamond Hill Investment Group, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2008
Index

PART I
Item 1. Business
Forward-Looking Statements
Throughout this Form 10-K, Diamond Hill Investment Group, Inc. (the “Company”) may make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to such matters as anticipated operating results, prospects for achieving the critical threshold of assets under management, technological developments, economic trends (including interest rates and market volatility), expected transactions and acquisitions and similar matters. The words “believe,” “expect,” “anticipate,” “estimate,” “should,” “seek,” “plan,” “intend” and similar expressions identify forward-looking statements that speak only as of the date thereof. While the Company believes that the assumptions underlying its forward-looking statements are reasonable, investors are cautioned that any of the assumptions could prove to be inaccurate and accordingly, the actual results and experiences of the Company could differ materially from the anticipated results or other expectations expressed by the Company in its forward-looking statements. Factors that could cause such actual results or experiences to differ from results discussed in the forward-looking statements include, but are not limited to: the adverse effect from a decline in the securities markets; a decline in the performance of the Company’s products; changes in interest rates; a general or prolonged downturn in the economy; changes in government policy and regulation, including monetary policy; changes in the Company’s ability to attract or retain key employees; unforeseen costs and other effects related to legal proceedings or investigations of governmental and self-regulatory organizations; and other risks identified from time-to-time in the Company’s other public documents on file with the SEC, including those discussed below in Item 1.A.
General
The Company, an Ohio corporation organized in April 1990, derives substantially all of its consolidated revenue from investment advisory and related services provided by its wholly-owned subsidiary Diamond Hill Capital Management, Inc. (“DHCM”). DHCM is a registered investment adviser under the Investment Advisers Act of 1940.
The Company sponsors, markets, and provides investment advisory and related services to various clients including mutual funds, separate accounts, and private investment funds. The Company’s principal source of revenue is investment advisory fee income earned pursuant to investment advisory contracts with each client. This fee income is based primarily upon the net assets of the funds or separate accounts. The Company’s investment advisory revenue depends largely on the total value and composition of assets under management. Accordingly, fluctuations in financial markets and in the composition of assets under management impact our revenues and results of operations.
During the first quarter of 2008, the Company incorporated two new subsidiaries, Beacon Hill Fund Services, Inc. (“BHFS”) and BHIL Distributors, Inc. (“BHIL”) to collectively operate as Beacon Hill. Beacon Hill will provide certain fund administration services and distribution services to small to mid size mutual funds, including Diamond Hill Funds (the “Funds”).

Assets Under Management
As of December 31, 2008, assets under management (“AUM”) totaled $4.5 billion, a 2.4% increase from December 31, 2007. The following tables show AUM by product and investment objective for the dates indicated and a roll-forward of the change in AUM for the years ended December 31, 2008, 2007, and 2006:

	Assets Under Management by Product
	As of December 31,
(in millions)	2008	2007	2006
Mutual funds	$3,114	$2,910	$2,518
Separate accounts	1,175	998	875
Private investment funds	221	495	315

Total	$4,510	$4,403	$3,708

	Assets Under Management by Objective
	As of December 31,
(in millions)	2008	2007	2006
Small and Small-Mid Cap	$505	$597	$807
Large Cap and Select	1,524	1,031	919
Long-Short	2,331	2,500	1,720
Strategic Income and Other	150	275	262

Total	$4,510	$4,403	$3,708

	Change in Assets Under Management
	For the Year Ended December 31,
(in millions)	2008	2007	2006
AUM at beginning of the period	$4,403	$3,708	$1,531
Net cash inflows (outflows)
mutual funds	1,328	362	1,333
separate accounts	812	70	441
private investment funds	(162)	170	164

	1,978	602	1,938
Net market appreciation (depreciation) and income	(1,871)	93	239

Increase during the period	107	695	2,177

AUM at end of the period	$4,510	$4,403	$3,708

Investment Advisory Activities
DHCM executes its investment strategies through fundamental research and valuation disciplines. Analysts evaluate a company’s prospects based upon its current business and financial position, future growth opportunities, and management capability and strategy. The intended result is an estimate of “intrinsic value”. Intrinsic value is the present value of future cash flows which the Company estimates the investment will generate, discounted at a rate that reflects the required return for the investment given the estimated level of risk. In other words, it is the estimated price a minority shareholder should pay in order to achieve a satisfactory or “fair” return on the investment. The estimate of intrinsic value is then compared to the current market price to evaluate whether, in the opinion of DHCM, an attractive investment opportunity exists. A proprietary valuation model, which takes into account projected cash flows for five years including a “terminal value” (the expected stock price in five years), assists in many of these intrinsic value estimations. DHCM also applies an intrinsic value philosophy to the analysis of fixed income securities.

DHCM believes that although securities markets are competitive, pricing inefficiencies often exist allowing for attractive investment opportunities. Furthermore, DHCM believes that investing in securities whose market prices are significantly below DHCM’s estimate of intrinsic value (or selling short securities whose market prices are above intrinsic value) is a reliable method to achieve above average relative returns as well as mitigate risk.
Current portfolio strategies managed include Small Cap, Small-Mid Cap, Large Cap, Select, Long-Short, Financial Long-Short, and Strategic Income. These strategies are available on a separately managed basis and/or through a mutual fund. The Long-Short strategy is also available through private investment funds that are offered to accredited and qualified investors in the United States and around the world. The Company believes its desire to grow AUM should never come before its fiduciary obligation to clients. When portfolio strategies become too large such they become difficult to manage, the Company will close those strategies to new clients, which may impact the Company’s ability to grow AUM. The Small Cap strategy was closed to new investors as of December 31, 2005 and re-opened on September 1, 2007. The Long-Short strategy was closed to new investors as of June 30, 2008 and re-opened on December 31, 2008.
Marketing
The Company primarily generates business for all three of its product lines (mutual funds, separately managed accounts, and private investment funds) through wholesaling to financial intermediaries including independent registered investment advisors, brokers, financial planners, investment consultants and third party marketing firms.
Diamond Hill Funds
Over the last two years the Company has diversified its mutual fund assets among numerous firms across different distribution channels. The Funds are now used by over 5,000 financial representatives at over 1,000 financial intermediary firms. Below is a summary of the assets by distribution channel as of December 31, 2008, 2007 and 2006:

	Diamond Hill Funds
	Assets by Distribution Channel
	As of December 31,
(in millions)	2008	2007	2006
Independent registered investment advisors and broker/dealers	$1,450	$1,405	$1,161
Wirehouse and regional broker/dealers	1,105	1,020	917
Defined contribution (401k)	282	229	157
Institutions	110	105	132
Other	30	35	40

Total	$2,977	$2,794	$2,407

Separately Managed Accounts and Private Investment Funds
The Company continues to develop institutional relationships for separately managed accounts primarily through consultant relationships and database research screens. During 2008, the Company added additional resources to focus on further developing its relationships with institutional consultants. The Company has engaged a third party placement firm to assist in raising assets in the private investment funds. Efforts by the third party placement firm were successful in 2006 and 2007, however, given the market conditions, particularly for private investment funds, in 2008 the Company experienced significant redemptions from its private investment funds. The third party firm earns 20% of all revenue earned each year from clients it introduced to the Company.
Growth Prospects
The Company’s mutual funds, separately managed accounts, and private investment funds have five year investment returns that the Company views as strong and believes compare very favorably to competitors. Investment returns have been a key driver in the success the Company has achieved in growing AUM at rates of 2%, 19%, and 142% in 2008, 2007, and 2006, respectively.

As a result, the Company invested in marketing throughout 2007 and 2008 in an effort to expand distribution. Such expenditures included:
•	adding additional marketing and support staff,
•	attending and sponsoring at key industry conferences, and
•	adding systems infrastructure to support client service and portfolio administration.
The cost of these efforts were significant, but the Company believes in future years the cost will be proportional to the increase in revenue during 2009 and future years. There can be no assurance that these efforts will prove successful; however, given the investment results of the Funds and separately managed accounts, the Company believes the additional resources devoted to marketing are warranted.
Also recognizing that the Company’s primary responsibility is to investors in its Funds and its separate account clients, the Company will continue to invest in its investment team and close investment strategies to new investors when appropriate. In 2006, 2007, and 2008 the Company substantially increased its equity investment team growing the team from 11 at the end of 2005 to 29 at the end of 2008.
The Company believes that one of the most important characteristics exhibited by the best investment firms is excellent investment returns for their clients over a long period of time. The Company is pleased that in its history as an investment advisory firm it has delivered what it believes are excellent investment returns for its clients. However, the Company is mindful that if it fails to do so in the future, its business growth will likely be negatively impacted. There are certain additional business risks that may prevent the Company from achieving the above growth prospects. These risks are detailed in Item 1A.
New Business Subsidiary
During 2008, the Company organized Beacon Hill, to provide underwriting, compliance, treasury, and other administrative services to small to mid-sized mutual fund companies. During the past two to three years there has been a continuing consolidation in the mutual fund servicing industry, whereby large financial services firms purchased independent mutual fund service providers. These larger financial services firms have made the decision not to offer statutory underwriting services to mutual funds, due to regulatory and other business conflicts. These small to mid-sized companies are seeking independent service providers to fill the void. As a result, the Company believes there is an opportunity in the market place to establish a business that can serve as a mutual fund distributor and provide treasury and compliance services to small to mid-size mutual fund companies. During 2008, Beacon Hill completed the build out of its infrastructure and began operations. During 2009, the Company hopes Beacon Hill can grow its client base to achieve run-rate break even by the end of the year.
Competition
Competition in the area of investment management services and mutual funds is intense, and the Company’s competitors include investment management firms, broker-dealers, banks and insurance companies, some of whom offer various investment alternatives. Many competitors are better known and better capitalized than the Company, offer a broader range of investment products and have more offices, employees and sales representatives. The Company competes primarily on the basis of investment philosophy, performance and customer service.
Corporate Investment Portfolio
From time to time the Company will hold investment positions in Diamond Hill Funds, its private investment funds, and other equity securities.

Regulation
DHCM is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940 (the “Advisers Act”) and operates in a highly regulated environment. The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, recordkeeping requirements, operational requirements and disclosure obligations. All Diamond Hill Funds are registered with the SEC under the Investment Company Act of 1940. Each fund is also required to make notice filings with all states where it is offered for sale. Virtually all aspects of the Company’s investment management business are subject to various federal and state laws and regulations. Generally, these laws and regulations are primarily intended to benefit shareholders of the funds and separately managed account investment clients and generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict the Company from carrying on its investment management business in the event that it fails to comply with such laws and regulations. In such event, possible sanctions which may be imposed include the suspension of individual employees, limitations on DHCM engaging in the investment management business for specified periods of time, the revocation of DHCM’s registration as an investment adviser, and other censures or fines.
Contractual Relationships with the Diamond Hill Funds
The Company is very dependent on its contractual relationships with the Funds. In the event the advisory or administration agreements with Funds are canceled or not renewed pursuant to the terms thereof, the Company would be materially and adversely affected. The Company considers its relationship with the Funds and their Board of Trustees to be good, and it has no reason to believe that these advisory or administration contracts will not be renewed in the future; however, there is no assurance that the Funds will choose to continue their relationships with the Company. The Company generated approximately 72%, 69% and 54% of its 2008, 2007 and 2006 revenues, respectively, from its advisory and administrative contracts with the Funds.
Employees
As of December 31, 2008, the Company and its subsidiaries employed 57 full-time and part-time employees. As of December 31, 2007, the comparable number was 42. The Company generally believes that its relationship with its employees is good and does not anticipate any material change in the number of employees.
SEC Filings
This Form 10-K includes financial statements for the years ended December 31, 2008, 2007, and 2006. The Company files Forms 10-K annually with the SEC and files Forms 10-Q after each of the first three fiscal quarters. A copy of this Form 10-K, as filed with the SEC, will be furnished without charge to any shareholder who contacts the Company’s Secretary at 325 John H. McConnell Blvd., Suite 200, Columbus, OH 43215 or 614.255.3333. The Company also makes its SEC filings available, free of charge, on its web site at www.diamond-hill.com.

ITEM 1A: Risk Factors
An investment in the Company’s common shares involves various risks, including those mentioned below and those that are discussed from time-to-time in the Company’s other periodic filings with the SEC. Investors should carefully consider these risks, along with the other information contained in this report, before making an investment decision regarding the Company’s common shares. There may be additional risks of which the Company is currently unaware, or which it currently considers immaterial. All of these risks could have a material adverse effect on its financial condition, results of operations, and value of its common shares.
Investment Performance.
If the Company fails to deliver excellent performance for its clients, both in the short and long term, it will likely experience diminished investor interest and potentially a diminished level of AUM.
The Company’s assets under management, which impact revenue, are subject to significant fluctuations.
Substantially all revenue for the Company is calculated as percentages of AUM or is based on the general performance of the equity securities market. A decline in securities prices or in the sale of investment products or an increase in fund redemptions generally would reduce fee income. Financial market declines or adverse changes in interest rates would generally negatively impact the level of the Company’s AUM and consequently its revenue and net income. A recession or other economic or political events could also adversely impact the Company’s revenue if it led to a decreased demand for products, a higher redemption rate, or a decline in securities prices.
The recession we are experiencing could further adversely impact our revenue if it leads to a decreased demand for investment products and services, a higher redemption rate or a further decline in securities prices. Any further decreases in the level of our assets under management due to securities price declines, or other factors would negatively impact our revenue and net income.
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
The Company’s investment products compete against a number of investment products and services from:
•	asset management firms,

•	mutual fund companies,

•	commercial banks and thrift institutions,

•	insurance companies,

•	hedge funds, and

•	brokerage and investment banking firms.
Many of these financial institutions have substantially greater resources than the Company and may offer a broader range of products or operate in more markets. Some operate in a different regulatory environment which may give them certain competitive advantages in the investment products and portfolio structures that they offer. The Company competes with other providers of investment advisory services primarily based upon its investment performance. Some institutions have proprietary products and distribution channels that make it more difficult for the Company to compete with them. If current or potential customers decide to use one of the Company’s competitors, the Company could face a significant decline in market share, AUM, revenues, and net income. If the Company is required to lower its fees in order to remain competitive, its net income could be significantly reduced because some of its expenses are fixed, especially over shorter periods of time, and others may not decrease in proportion to the decrease in revenues.

A significant portion of the Company’s revenues are based on contracts with the Diamond Hill Funds that are subject to termination without cause and on short notice.
The Company provides investment advisory and administrative services to the Diamond Hill Funds under various agreements. The board of each Diamond Hill fund must annually approve the terms of the investment management and administration agreements and can terminate the agreement upon 60-day notice. If a Diamond Hill fund seeks to lower the fees that the Company receives or terminate its contract with the Company, the Company would experience a decline in fees earned from the Diamond Hill Funds, which could have a material adverse effect on the Company’s revenues and net income. The Company derived 72%, 69% and 54% of its 2008, 2007 and 2006 revenue, respectively from investment advisory and administration agreements with Diamond Hill Funds.
The Company’s business is subject to substantial governmental regulation.
The Company’s business is subject to variety of federal securities laws including the Investment Advisers Act of 1940, the Investment Company Act of 1940, the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002, and the U.S. Patriot Act of 2001. In addition, the Company is subject to significant regulation and oversight by the SEC and FINRA. Changes in legal, regulatory, accounting, tax and compliance requirements could have a significant effect on the Company’s operations and results, including but not limited to increased expenses and reduced investor interest in certain funds and other investment products offered by the Company. The Company continually monitors legislative, tax, regulatory, accounting, and compliance developments that could impact its business.
The Company will continue to seek to understand, evaluate and when possible, manage and control these and other business risks.
ITEM 1B: Unresolved Staff Comments - None
ITEM 2: Properties
The Company leases approximately 14,200 square feet of office space at its principal office under an operating lease agreement which terminates on July 31, 2013. In addition, during 2008 the Company began leasing approximately 2,200 square feet of office space for a subsidiary company under an operating lease agreement which terminates on February 28, 2011.
The Company’s current policy is not to invest in real estate or interests in real estate primarily for possible capital gain or primarily for income.
ITEM 3: Legal Proceedings
From time to time, the Company is party to various claims that are incidental to its business. The Company believes these claims will not have a material adverse effect on its consolidated financial condition, liquidity or results of operations.
ITEM 4: Submission of Matters to a Vote of Security Holders
There were no matters submitted during the most recent quarter to a vote of security holders.

PART II
ITEM 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The following performance graph compares the total shareholder return of an investment in Diamond Hill’s Common Stock to that of the Russell MicrocapTM Index, and to a peer group index of publicly traded asset management firms for the five-year period ending on December 31, 2008. The graph assumes that the value of the investment in Diamond Hill’s Common Stock and each index was $100 on December 31, 2003. Total return includes reinvestment of all dividends. According to Russell, the MicrocapTM Index makes up less than 3% of the U.S. equity market and is a market-value-weighted index of the smallest 1,000 securities in the small-cap Russell 2000 Index plus the next 1,000 securities. Peer Group returns are weighted by the market capitalization of each firm at the beginning of each measurement period. The historical information set forth below is not necessarily indicative of future performance. Diamond Hill does not make or endorse any predictions as to future stock performance.

	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
Diamond Hill Investment Group, Inc.	100.0	241.4	451.0	1,206.5	1,053.3	1,072.6
Russell MicrocapTM Index	100.0	114.1	117.1	136.4	125.5	75.6
Peer Group*	100.0	126.6	168.0	174.6	183.0	62.8

*
The following companies are included in the Peer Group: Westwood Holdings Group, Inc.; Epoch Holding Corp.; Eaton Vance Corp.; Waddell & Reed Financial, Inc.; Federated Investors, Inc.; GAMCO Investors, Inc.; Affiliated Managers Group, Inc.; Legg Mason, Inc.; U.S. Global Investors, Inc.; Alliance Bernstein Holding L.P.; Janus Capital Group, Inc.

The Company’s common shares trade on the NASDAQ Global Market under the symbol DHIL. The following table sets forth the high and low sale and closing prices during each quarter of 2008 and 2007:

	2008		2007
	High Price	Low Price	High Price	Low Price
Quarter ended:
March 31	$82.99	$66.88	$113.85	$80.82
June 30	$100.00	$72.30	$109.99	$82.01
September 30	$100.00	$73.30	$92.85	$69.02
December 31	$91.00	$46.25	$87.40	$69.50
Due to the relatively low volume of traded shares, quoted prices cannot be considered indicative of any viable market for such shares. During the years ended December 31, 2008, and 2007, approximately 1,571,000 and 1,079,000, respectively, of the Company’s common shares were traded.
The approximate number of registered holders of record of the Company’s common shares at December 31, 2008 was 240.
The Company paid a $10.00 per share dividend on October 31, 2008 to shareholders of record on October 15, 2008. This was a special one-time dividend. The Company has not paid quarterly dividends for any quarter in the past two years, and has no present intention of paying any dividends in the future.
Shareholders have approved the Company’s equity compensation plans. These plans provide for the issuance of up to 509,226 shares of our common stock at December 31, 2008. There are no outstanding options or other securities that are convertible into shares of common stock.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth information regarding the Company’s purchases of its common stock during the fourth quarter of fiscal 2008:

			Total Number of	Maximum Number
			Shares Purchased as	of Shares That May
	Total Number		part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid Per Share	or Programs	Programs (1)
October 1, 2008 through October 31, 2008	—	—	16,105	333,895

November 1, 2008 through November 30, 2008	—	—	16,105	333,895

December 1, 2008 through December 31, 2008	—	—	16,105	333,895

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

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
Income Statement Data (in thousands):
Total revenues	$47,019	$41,308	$31,905	$10,246	$2,774
Net operating income (loss)	13,729	14,078	9,769	1,394	(664)
Net income (loss)	3,276	9,932	8,065	3,651	(177)

Per Share Information:
Basic earnings	$1.36	$4.61	$4.51	$2.21	$(0.11)
Diluted earnings	1.36	4.39	3.63	1.83	(0.11)
Cash dividend declared	10.00	—	—	—	—

Weighted Average Shares Outstanding
Basic	2,400,142	2,155,829	1,787,390	1,654,935	1,566,385
Diluted	2,408,476	2,264,234	2,219,580	1,996,176	1,566,385

	At December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data (in thousands):
Total assets	$44,540	$53,284	$37,236	$12,748	$3,968
Long-term debt	—	—	—	—	—
Shareholders equity	30,246	39,308	20,483	10,861	3,566

Assets Under Management (in millions):	$4,510	$4,403	$3,708	$1,531	$524
ITEM 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this section the Company discusses and analyzes the consolidated results of operations for the past three fiscal years and other factors that may affect future financial performance. This discussion should be read in conjunction with the consolidated Financial Statements, Notes to the Consolidated Financial Statements, and Selected Financial Data.
The Company’s revenue is derived primarily from investment advisory and administration fees received from Diamond Hill Funds and investment advisory and performance incentive fees received from separate accounts and private investment funds. Investment advisory and administration fees paid to the Company are based on the value of the investment portfolios managed by the Company and fluctuate with changes in the total value of the AUM. Such fees are recognized in the period that the Company manages these assets. Performance incentive fees are generally 20% of the amount of client annual investment performance in excess of a 5% annual return hurdle. Because performance incentive fees are based primarily on the performance of client accounts, they can be volatile from period to period. The Company’s primary expense is employee compensation and benefits.

Revenues are highly dependent on both the value and composition of AUM. The following is a summary of the firm’s AUM for each of the years ended December 31, 2008, 2007, and 2006:

	Assets Under Management by Product
	As of December 31,
(in millions)	2008	2007	2006
Mutual funds	$3,114	$2,910	$2,518
Separate accounts	1,175	998	875
Private investment funds	221	495	315

Total AUM	$4,510	$4,403	$3,708

(in millions)	2008	2007	2006
AUM at beginning of year	$4,403	$3,708	$1,531
Net cash inflows
mutual funds	1,328	362	1,333
separate accounts	812	70	441
private investment funds	(162)	170	164

	1,978	602	1,938
Net market appreciation / (depreciation) and income	(1,871)	93	239

Increase during the year	107	695	2,177

AUM at end of year	$4,510	$4,403	$3,708

Consolidated Results of Operations
The following is a discussion of the consolidated results of operations of the Company and a detailed discussion of the Company’s revenues and expenses.

	2008	2007	% Change	2007	2006	% Change
Net income (in thousands)	$3,276	$9,932	-67%	$9,932	$8,065	23%

Net income per share
Basic	$1.36	$4.61	-70%	$4.61	$4.51	2%
Diluted	$1.36	$4.39	-69%	$4.39	$3.63	21%

Weighted average shares outstanding (in thousands)
Basic	2,400	2,156		2,156	1,787
Diluted	2,408	2,264		2,264	2,220
Year Ended December 31, 2008 compared with Year Ended December 31, 2007
The Company posted net income of $3.3 million ($1.36 per diluted share) for the year ended December 31, 2008, compared with net income of $9.9 million ($4.39 per diluted share) for the year ended December 31, 2007. Net income decreased despite a 2% increase in AUM due to a negative return on the Company’s corporate investment portfolio and a loss from Beacon Hill of approximately $1.4 million as it starts up its operation.
Operating expenses increased by 22% in 2008 primarily driven by the following:
•
Employee compensation expense increased by 31%, or $6.1 million, primarily due to an increase in overall staff from 42 to 57, long-term equity awards, and an acceleration of vesting of certain restricted stock awards.

•
Sales and marketing expenses increased by 26%, or $165 thousand, primarily due to an increase in travel and other marketing expenses related to new business growth during 2008. Despite only a 2% increase in AUM in 2008 compared to 2007, the Company generated over $1.9 billion in net new client assets during 2008.

•
Despite continued growth in mutual fund assets under management during 2008, mutual fund administration expense decreased by 6%, or $142 thousand due to a re-negotiation of certain vendor contracts resulting in both expense reductions and a shifting of certain expense obligations directly to the Diamond Hill Funds.

Year Ended December 31, 2007 compared with Year Ended December 31, 2006
The Company posted net income of $9.9 million ($4.39 per diluted share) for the year ended December 31, 2007, compared with net income of $8.1 million ($3.63 per diluted share) for the year ended December 31, 2006. The increase in profitability was directly attributable to an increase in investment advisory and mutual fund administration fees which correlated to an increase in AUM of $695 million during 2007. The increase in profitability was achieved despite a 98% decrease in performance incentive fees due to investment performance in client portfolios not exceeding the hurdle rate.
Operating expenses increased by 23% in 2007 primarily driven by the following:
•	Employee compensation expense increased by 10%, or $1.9 million, primarily due to an increase in overall staff from 31 to 42.
•	Consistent with continued growth in mutual fund assets under management, mutual fund administration expense increased by 44%, or $735 thousand.
•
Consistent with higher investment advisory incentive fees, third party distribution expenses increased by 94%, or $731 thousand. A large portion of this increase was related to an increase in assets of the Company’s private investment funds.

Revenue

(in Thousands)	2008	2007	% Change	2007	2006	% Change
Investment advisory	$40,486	$35,165	15%	$35,165	$20,247	74%
Performance incentive	379	174	118%	174	7,947	-98%
Mutual fund administration, net	6,154	5,969	3%	5,969	3,710	61%

Total	47,019	41,308	14%	41,308	31,904	29%
Revenue for the Year Ended December 31, 2008 compared with Year Ended December 31, 2007
As a percent of total 2008 revenues, investment advisory fees account for 86%, performance incentive fees account for less than 1%, and mutual fund administration fees make up the remaining 13%. This compares to 85%, less than 1%, and 14%, respectively, for 2007.
Investment Advisory Fees. Investment advisory fees are generally calculated as a percentage of average net AUM at various levels depending on the investment product. The Company’s average advisory fee rate for the year ended December 31, 2008 was 0.81% compared to 0.83% for the year ended December 31, 2007. Effective June 30, 2008, the Diamond Hill Long-Short Fund, which has a 0.90% advisory fee, was closed to new investors. As a result, there was a decrease in the cash flows into that Fund during the second half of 2008. In addition, there were cash outflows from the Long-Short Fund during the second half of the year resulting in a decrease in assets for that Fund of 26%. These factors contributed to the slight decrease in the average advisory fee rate for 2008 compared to 2007. The overall increase in investment advisory fees year over year was primarily due to an increase in AUM throughout 2008. Despite the modest increase in AUM from $4.4 billion at December 31, 2007 to $4.5 billion at December 31, 2008, average AUM for the entire year was approximately $4.9 billion, which was the primary driver of the increase in investment advisory fees in 2008 compared to 2007.
Performance Incentive Fees. Performance incentive fees are generally equal to 20% of the performance increase in client accounts after a 5% annual hurdle is achieved. The fees are dependent on both AUM and absolute investment performance in client accounts and can be very volatile from period to period. Incentive fee AUM totaled $378 million at December 31, 2008 compared to $581 million at the end of 2007. Incentive fee revenue for both 2008 and 2007 was relatively immaterial due to the absolute performance of the Company’s incentive fee products. While the Company’s incentive fee products have performed well in 2008 relative to the broader stock market indexes they still have declined substantially on an absolute basis. Given that most of the incentive fee assets have a high water mark and an annual absolute return hurdle, it is unlikely the Company will earn any meaningful incentive fees until significant positive client returns are generated or new client money is invested in the products.

Mutual Fund Administration Fees. Mutual fund administration fees are calculated as a percentage of average net assets under administration in the Diamond Hill Funds. The Company earns 0.30% on Class A and Class C shares and 0.18% on Class I shares. As assets in the Funds have grown, the Company has realized certain economies of scale; and as a result, the Company has lowered its administration fees each of the last four years to pass on those economies of scale to fund shareholders. Despite these fee reductions, fund administration revenues increased by $185 thousand over 2007 due to the increase in assets under administration.
Revenue for the Year Ended December 31, 2007 compared with Year Ended December 31, 2006
As a percent of total 2007 revenues, investment advisory fees account for 85%, performance incentive fees account for less than 1%, and mutual fund administration fees make up the remaining 14%. This compares to 63%, 25%, and 12%, respectively, for 2006.
Investment Advisory Fees. Investment advisory fees are generally calculated as a percentage of average net AUM at various levels depending on the investment product. The Company’s average advisory fee rate for the year ended December 31, 2007 was 0.83% compared to 0.76% for the year ended December 31, 2006. This increase was mainly due to the increase in assets under management in the long-short products, which have a higher advisory fee. The overall increase in investment advisory fees year over year was primarily due to an increase in AUM of $695 million in 2007.
Performance Incentive Fees. Performance incentive fees are equal to 20% of the performance increase in client accounts after a 5% annual hurdle is achieved. The fees are dependent on both AUM and absolute investment performance in client accounts and can be very volatile from period to period. Incentive fee AUM totaled $581 million at December 31, 2007 compared to $374 million at the end of 2006. Despite the 55% increase in incentive fee AUM, absolute investment performance in client accounts during 2007 generally did not exceed the required 5% annual hurdle and therefore performance incentive fees were down 98% compared to 2006.
Mutual Fund Administration Fees. Mutual fund administration fees are calculated as a percentage of average net assets under administration in the Diamond Hill Funds. In 2007, the Company earned 0.32% on Class A and Class C shares and 0.18% on Class I shares. As assets in the Funds grew the Company realized certain economies of scale; and as a result, the Company has lowered its administration fees by approximately 10% in each of 2007, 2006, and 2005 to pass on those economies of scale to fund shareholders. Despite lowering fees by 11% during 2007, fund administration revenues increased by $2.3 million over 2006 due to the increase in assets under administration.
Expenses

(in Thousands)	2008	2007	% Change	2007	2006	% Change
Compensation and related costs	$26,120	$20,007	31%	$20,007	$18,148	10%
General and administrative	2,643	2,659	-1%	2,659	1,137	134%
Sales and marketing	796	632	26%	632	384	65%
Third party distribution	1,452	1,512	-4%	1,512	781	94%
Mutual fund administration	2,279	2,420	-6%	2,420	1,686	44%

Total	33,290	27,230	22%	27,230	22,136	23%

Expenses for the Year Ended December 31, 2008 compared with Year Ended December 31, 2007
Compensation and Related Costs. Employee compensation and benefits increased by $6.1 million, or 31%, in 2008, primarily due to a 36% increase in the number of staff, long-term equity awards, and the accelerated vesting of certain restricted stock awards.
Incentive compensation for 2008 totaled $13,000,000 an increase of $550,000 or 4% from 2007. Under the Company’s 2006 performance based compensation plan the compensation committee of the board of directors establishes annual operating profit margin (OPM) targets to be used to determine the incentive pool and officer awards. For 2008 the OPM target was approximately 35% based on actual revenue of approximately $47 million. Under the plan the operating results of Beacon Hill are excluded from this determination. After consideration of a number of factors management recommended, and the compensation committee approved, a reduction of the OPM for the year to 32.3% which increased the incentive pool by approximately $1.3 million and reduced the incentive awards made to officers by 10.4%. Management felt that certain unusual expenses, particularly the impact of accelerated vesting for non-officer restricted stock awards from 2009 to 2008, resulted in a pool that was inadequate. The accelerated vesting increased compensation expense by approximately $1 million and was done in part to generate a $6.7 million tax deduction which reduced the company’s tax liability for 2008 and also contributed towards generating sufficient negative tax earnings and profits for 2008 such that the character of the special cash dividend paid in the fourth quarter was 100% return of capital.
General and Administrative. General and administrative expenses decreased by $16 thousand, or 1%. During 2007, the Company experienced a $452 thousand loss due to a trading error causing an increase in the general and administrative expenses during that period. Excluding the trading error, general and administrative expenses increased by $436 thousand, or 19%, period over period to support the continued growth of the Company.
Sales and Marketing. Sales and marketing expenses increased by $164 thousand, or 26%, during 2008. This increase is commensurate with the increase in investment advisory revenue and was primarily due to increased expense related to marketing materials and additional travel related expense incurred related to new business attained during the year.
Third Party Distribution. Third party distribution expense represents payments made to third party intermediaries directly related to sales made by those parties of the Company’s investment products. 94% and 99% of this expense in 2008 and 2007, respectively, is related to client investments in the Company’s private investment funds. The remainder represents payments related to sales in the Company’s mutual fund products. The period over period increase or decrease directly corresponds to the increase or decrease in investment advisory fees earned by the Company.
Mutual Fund Administration. Mutual fund administration expenses decreased by $141 thousand during 2008. A large portion of mutual fund administration expense is calculated based on a percent of assets under administration in the Diamond Hill Funds. Despite the increase in mutual fund AUM in 2008 compared to 2007, the decrease is attributable to a re-negotiation of certain vendor contracts resulting in both expense reductions and a shifting of certain expense obligations directly to the Diamond Hill Funds. Absent this contract re-negotiation, mutual fund administration expenses generally correlate with an increase or decrease in mutual fund assets under administration.
Expenses for the Year Ended December 31, 2007 compared with Year Ended December 31, 2006
Compensation and Related Costs. Employee compensation and benefits increased by $1.9 million, or 10%, in 2007, primarily due to a 31% increase in the number of staff.
General and Administrative. The increase in general and administrative expenses of $1.5 million, or 134%, resulted from general increases associated with the overall growth of the Company and an increase in expenditures for investment research and portfolio accounting systems. Additionally, during the third quarter of 2007 the Company incurred a $452 thousand loss related to a trading error in a client account.

Sales and Marketing. Sales and marketing expenses increased by $248 thousand, or 65% during 2007. This increase was commensurate with the increase in investment advisory revenue and was primarily due to increased expense related to marketing materials and additional travel related expense incurred related to new business attained during the year.
Third Party Distribution. Third party distribution expense represents payments made to third party intermediaries directly related to sales made by those parties of the Company’s investment products. Substantially all of this expense in 2007 and 2006 was related to new client investments in the Company’s private investment funds. The year over year increases directly correspond to the increase in investment advisory fees earned by the Company.
Mutual Fund Administration. Mutual fund administration expenses increased by $734 thousand during 2007. A large portion of mutual fund administration expense is calculated based on a percent of assets under administration in the Diamond Hill Funds. The year over year increases are consistent with the continued growth in assets under administration.
Beacon Hill Fund Services
During 2008, Beacon Hill generated a pre-tax loss of $1.4 million on $117 thousand in revenue as it substantially completed its infrastructure. It is currently staffed with seven experienced professionals and expects to receive a limited purpose broker/dealer license in the first quarter of 2009. Beacon Hill has been actively marketing its services and has commitments from several clients to commence services at various starting dates throughout 2009. These commitments are annually recurring engagements; however, there is no guarantee that the associated revenue will be realized. The Company hopes Beacon Hill will achieve a run rate breakeven by the end of 2009.
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
As of December 31, 2008, the Company had working capital of approximately $24.1 million compared to $37.5 million at December 31, 2007. Working capital includes cash, securities owned and accounts receivable, net of all liabilities. The Company has no debt and its available working capital is expected to be sufficient to cover current expenses. The Company does not expect any material capital expenditures during 2009.
Operating activities during 2008 provided cash flows of $17.4 million, up $7.4 million from 2007, including a decrease in net income of $6.6 million, non-cash stock-based compensation expense of $4.3 million, a change in unrealized gain/loss of $2.9 million and increase in accrued liabilities of $9.7 million. Net cash provided in investing activities totaled $13 million, compared to net cash used in investing activities of $15 million in 2007. Capital spending for property and equipment decreased to $363 thousand in 2008, a decline of $59 thousand from 2007. Net cash used by financing activities was $26.6 million in 2008, compared to net cash provided by financing activities of $7.5 million in 2007. Substantially all of this increase in cash used by financing activities related to the $24.4 million dividend payment made in 2008.
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

Selected Quarterly Information
Unaudited quarterly results of operations for the years ended December 31, 2008 and 2007 is summarized below:

	At or For the Quarter Ended
	2008				2007
(in thousands)	12/31	09/30	06/30	03/31	12/31	09/30	06/30	03/31
Assets Under Management (in millions)	$4,510	$5,548	$5,486	$4,665	$4,403	$4,380	$4,479	$4,169
Total revenue	10,372	13,348	12,396	10,903	10,883	10,701	10,369	9,355
Total operating expenses	8,447	9,126	8,340	7,378	6,847	7,168	6,947	6,268

Operating income	1,925	4,222	4,056	3,525	4,036	3,533	3,422	3,087

Investment Return	(4,180)	(2,319)	(1,331)	(375)	175	534	230	(30)

Net income (loss)	$(1,713)	$1,224	$1,779	$1,986	$2,876	$2,648	$2,414	$1,994

Diluted EPS	$(0.70)	$0.50	$0.73	$0.82	$1.23	$1.14	$1.05	$0.91

Diluted shares outstanding	2,455	2,444	2,447	2,426	2,335	2,322	2,302	2,196

The net loss in the fourth quarter of 2008 is due to significant deterioration of overall market in the fourth quarter of 2008, which caused an 18.7% decrease in AUM in the fourth quarter of 2008 compared to third quarter 2008. This decrease in AUM had a direct correlation with the decrease in revenue during the fourth quarter of 2008 compared to third quarter 2008 as revenue is generated based upon AUM. In addition, the corporate investment portfolio had a net loss of $4.1 million in fourth quarter 2008, which further contributed to the decrease in net income for the quarter ended December 31, 2008.
Contractual Obligations
The following table presents a summary of the Company’s future obligations under the terms of an operating lease and other contractual purchase obligations at December 31, 2008. Other purchase obligations include contractual amounts that will be due for the purchase of services to be used in the Company’s operations such as mutual fund sub-administration and portfolio accounting software. These obligations may be cancelable at earlier times than those indicated under certain conditions that may involve termination fees. Because these obligations are of a normal recurring nature, the Company expects that it will fund them from future cash flows from operations. The information presented does not include operating expenses or capital expenditures that will be committed in the normal course of operations in 2009 and future years:

		Payments Due by Period
	Total	2009	2010-2011	2012-2013	Later
Operating lease obligations	$1,159,000	$259,000	$516,000	$384,000	$—
Purchase obligations	2,486,000	2,326,000	160,000	—	—

Total	$3,645,000	$2,585,000	$676,000	$384,000	$—

Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements. It does not have any obligation under a guarantee contract, or a retained or contingent interest in assets or similar arrangement that serves as credit, liquidity or market risk support for such assets, or any other obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument or arising out of a variable interest.

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
Revenue Recognition on Incentive-Based Advisory Contracts. The Company has certain investment advisory contracts in which a portion of the fees are based on investment performance achieved in the respective client portfolio in excess of 5%. EITF Abstract Topic No. D-96, “Accounting for Management Fees Based on a Formula,” identifies two methods by which incentive revenue may be recorded. Under “Method 1,” incentive fees are recorded at the end of the contract year. Under “Method 2,” incentive fees are recorded periodically and calculated as the amount that would be due under the formula at any point in time as if the contract was terminated at that date. Management has chosen the more conservative Method 1, in which performance fees are recorded at the end of the contract period provided for by the contract terms.
Revenue Recognition when Acting as an Agent vs. Principal. The Funds have selected and contractually engaged certain vendors to fulfill various services to benefit the Funds’ shareholders or to satisfy regulatory requirements of the Funds. These services include, among others, required fund shareholder mailings, registration fees, legal and audit fees. DHCM, in fulfilling a portion of its role under the administration agreement with the Funds, acts as agent to pay these obligations of the Funds. Each vendor is independently responsible for fulfillment of the services it has been engaged to provide and negotiates fees and terms with the management and board of trustees of the Funds. The fee that the Funds pay to DHCM is reviewed annually by the Funds’ board of trustees and specifically takes into account the contractual expenses that DHCM pays on behalf of the Funds. As a result, DHCM is not involved in the delivery or pricing of these services and bears no risk related to these services. Consistent with EITF 99-19, revenue has been recorded net of these Fund expenses.
ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
The Company’s revenues and net income are based primarily on the value of AUM. Accordingly, declines in financial market values directly and negatively impact its investment advisory revenues and net income.
The Company invests in Diamond Hill Funds, its private investment funds, and other equity securities, which are market risk sensitive financial instruments. These investments have inherent market risk in the form of equity price risk; that is, the potential future loss of value that would result from a decline in their fair value. Each equity fund and its underlying net assets are also subject to market risk, which may arise from changes in equity prices. The bond fund is also subject to market risk which may arise from changes in equity prices, credit ratings and interest rates. Market prices fluctuate and the amount realized upon subsequent sale may differ significantly from the reported market value.
The table below summarizes the Company’s market risks as of December 31, 2008, and shows the effects of a hypothetical 10% increase and decrease in equity and bond investments. The Company did not hold any bond investments as of December 31, 2008.

		Fair Value Assuming a	Fair Value Assuming a
	Fair Value as of	Hypothetical 10%	Hypothetical 10%
	December 31, 2008	Increase	Decrease
Equity investments	$17,319,366	$19,051,303	$15,587,429
Bond fund investments	—	—	—

Total	$17,319,366	$19,051,303	$15,587,429

ITEM 8. Financial Statements and Supplementary Data
Report of Independent Registered Public
Accounting Firm on Consolidated Financial Statements
The Shareholders and Board of Directors of
Diamond Hill Investment Group, Inc.:
We have audited the accompanying balance sheets of Diamond Hill Investment Group, Inc. and its subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying financial statements. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diamond Hill Investment Group, Inc. and its subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Diamond Hill Investment Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ Plante & Moran, PLLC
Columbus, Ohio
March 4, 2009

Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$15,788,560	$11,783,278
Investment portfolio	17,185,611	34,036,163
Accounts receivable	5,339,558	5,694,274
Prepaid expenses	1,067,388	1,115,728
Fixed assets, net of depreciation, and other assets	835,314	654,500
Income tax receivable	2,334,836	—
Deferred taxes	1,989,016	—

Total assets	$44,540,283	$53,283,943

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$1,294,396	$979,467
Accrued incentive compensation	13,000,000	12,450,000
Deferred taxes	—	546,944

Total liabilities	14,294,396	13,976,411

Commitments and contingencies	—	—

Shareholders’ Equity
Common stock, no par value 7,000,000 shares authorized; 2,447,299 issued and outstanding at December 31, 2008; 2,243,653 issued and outstanding at December 31, 2007	16,233,501	27,719,024
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred compensation	(4,908,215)	(4,056,015)
Retained earnings	18,920,601	15,644,523

Total shareholders’ equity	30,245,887	39,307,532

Total liabilities and shareholders’ equity	$44,540,283	$53,283,943

The accompanying notes are an integral part of these financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income

	Year Ended December 31,
	2008	2007	2006
REVENUES:
Investment advisory	$40,486,415	$35,165,043	$20,246,624
Performance incentive	378,881	174,292	7,947,434
Mutual fund administration, net	6,153,919	5,968,603	3,710,141

Total revenue	47,019,215	41,307,938	31,904,199

OPERATING EXPENSES:
Compensation and related costs	26,120,040	20,006,542	18,147,526
General and administrative	2,643,274	2,658,649	1,137,319
Sales and marketing	796,438	631,911	383,994
Third party distribution	1,452,087	1,512,095	781,256
Mutual fund administration	2,278,562	2,420,252	1,685,536

Total operating expenses	33,290,401	27,229,449	22,135,631

NET OPERATING INCOME	13,728,814	14,078,489	9,768,568

Investment return	(8,205,051)	909,134	2,526,620

INCOME BEFORE TAXES	5,523,763	14,987,623	12,295,188

Income tax provision	(2,247,685)	(5,055,308)	(4,230,055)

NET INCOME	$3,276,078	$9,932,315	$8,065,133

Earnings per share
Basic	$1.36	$4.61	$4.51

Diluted	$1.36	$4.39	$3.63

Weighted average shares outstanding
Basic	2,400,142	2,155,829	1,787,390

Diluted	2,408,476	2,264,234	2,219,580

The accompanying notes are an integral part of these financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Shareholders’ Equity

					Retained
	Shares	Common	Treasury	Deferred	Earnings
	Outstanding	Stock	Stock	Compensation	(Deficit)	Total
Balance at January 1, 2006	1,755,899	$13,199,444	$(412,370)	$(292,381)	$(1,633,681)	$10,861,012
Deferred compensation	44,482	2,246,503	160,101	(2,406,604)	—	—
Recognition of current year deferred compensation	—	—	—	343,486	—	343,486
FAS 123R compensation expense	—	27,597	—	—	—	27,597
Tax benefit from options and warrants exercised	—	426,419	—	—	—	426,419
Sale of treasury stock	34,054	525,293	156,533		(12,216)	669,610
Exercise of 4,000 warrants for common stock	4,000	90,000	—	—	—	90,000
Net income	—	—	—	—	8,065,133	8,065,133

Balance at December 31, 2006	1,838,435	$16,515,256	$(95,736)	$(2,355,499)	$6,419,236	$20,483,257
Deferred compensation	36,000	3,089,280	—	(3,089,280)	—	—
Recognition of current year deferred compensation	—	—	—	1,388,764	—	1,388,764
Issuance of stock grants	57,254	5,628,641	—	—	—	5,628,641
Issuance of stock related to 401k plan match	2,582	202,019	—	—	—	202,019
FAS 123R compensation expense	—	8,152	—	—	—	8,152
Tax benefit from options and warrants exercised	—	6,015,186	—	—	—	6,015,186
Payment of taxes withheld related to option exercises	(85,518)	(8,020,273)	—	—	—	(8,020,273)
Purchase of treasury stock related to option exercises	(15,797)	—	(1,344,958)	—	—	(1,344,958)
Sale of treasury stock for issuance of stock grant	614	25,874	38,903	—	—	64,777
Sale of treasury stock for 401k plan match	2,423	57,061	177,435	—	—	234,496
Sale of treasury stock related to option exercises	22,585	57,084	1,224,356	—	(707,028)	574,412
Exercise of options/warrants for common stock	390,017	4,500,478	—	—	—	4,500,478
Repurchase of common stock	(4,942)	(359,734)	—	—	—	(359,734)
Net income	—	—	—	—	9,932,315	9,932,315

Balance at December 31, 2007	2,243,653	$27,719,024	$—	$(4,056,015)	$15,644,523	$39,307,532

Deferred compensation	63,450	5,184,801	—	(5,184,801)	—	—
Recognition of current year deferred compensation	—	—	—	4,332,601	—	4,332,601
Issuance of stock grants	85,796	6,021,482	—	—	—	6,021,482
Issuance of common stock related to 401k plan match	8,506	638,796	—	—	—	638,796
FAS 123R compensation expense	—	2,233	—	—	—	2,233
Tax benefit from equity transactions	—	3,997,348	—	—	—	3,997,348
Payment of taxes withheld related to employee stock transactions	(33,991)	(2,777,545)	—	—	—	(2,777,545)
Purchase of common stock related to option exercises	(4,452)	(381,843)	—	—	—	(381,843)
Exercise of options/warrants for common stock	95,500	1,132,204	—	—	—	1,132,204
Repurchase of common stock	(11,163)	(862,115)	—	—	—	(862,115)
Dividends Paid of $10.00 per share	—	(24,440,884)	—	—	—	(24,440,884)
Net income	—	—	—	—	3,276,078	3,276,078

Balance at December 31, 2008	2,447,299	$16,233,501	$—	$(4,908,215)	$18,920,601	$30,245,887

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flow

	Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,276,078	$9,932,315	$8,065,133
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation on property and equipment	181,908	147,059	69,165
Amortization of deferred compensation	4,332,601	1,388,764	343,486
(Increase) decrease in accounts receivable	354,716	1,229,734	(5,026,307)
Increase (decrease) in deferred income taxes	(2,535,960)	(1,352,162)	4,071,965
Stock option expense	2,233	8,152	27,597
Noncash director fee expense	167,281	—	—
Investment gain/loss, net	3,298,360	389,771	(2,110,524)
Increase (decrease) in accrued liabilities	8,281,581	(1,424,647)	12,991,309
Other changes in assets and liabilities	48,340	(246,227)	(289,392)

Net cash provided by operating activities	17,407,138	10,072,759	18,142,432

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(362,722)	(304,262)	(454,599)
Cost of investments purchased and other portfolio activity	(10,076,234)	(15,317,252)	(11,142,788)
Proceeds from sale of investments	23,628,426	—	—

Net cash provided by (used in) investing activities	13,189,470	(15,621,514)	(11,597,387)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for repurchase of common shares	(862,115)	(359,734)	—
Payment of taxes withheld on option/warrant exercises	(2,777,545)	(8,020,273)	—
Proceeds from common stock issuance	1,489,218	16,346,324	90,000
Payment of dividends	(24,440,884)	—	—
Purchase of treasury stock	—	(1,344,958)	—
Sale of treasury stock	—	873,685	669,610

Net cash provided by (used in) financing activities	(26,591,326)	7,495,044	759,610

CASH AND CASH EQUIVALENTS
Net change during the period	4,005,282	1,946,289	7,304,655
At beginning of period	11,783,278	9,836,989	2,532,334

At end of period	$15,788,560	$11,783,278	$9,836,989

Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	3,005,000	435,682	91,000

Noncash Transactions during the period for:
Common Stock Issued as Incentive Compensation	5,754,140	5,478,718	—
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
Beacon Hill Fund Services, Inc. (“BHFS”), an Ohio corporation, is a wholly owned subsidiary of the Company incorporated on January 29, 2008. BHFS will provide certain compliance, treasury, and fund administration services to small to mid size mutual funds.
BHIL Distributors, Inc. (“BHIL”), an Ohio corporation, is a wholly owned subsidiary of BHFS incorporated on February 19, 2008. BHIL will provide underwriting and distribution services to small to mid size mutual funds.
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

Note 2 Significant Accounting Policies (Continued)
Accounts Receivable
Accounts receivable are recorded when they are due and are presented in the balance sheet, net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of those individuals or entities that owe the receivable. No allowance for doubtful accounts was deemed necessary at December 31, 2008 and 2007.
Valuation of Investment Portfolio
Under Statement of Financial Accounting Standards No. 157 – “Fair Value Measurements” (“SFAS 157”), investments held by the Company are valued based upon the definition of Level 1 inputs and Level 2 inputs. In general, SFAS 157 defines Level 1 inputs, as fair values which use quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are defined as quoted prices in markets that are not considered to be active for identical assets or liabilities, quoted prices in active markets for similar assets or liabilities and inputs other than quoted prices that are directly observable or indirectly through corroboration with observable market data. $5,923,202 and $11,262,409 in Company investments are valued based upon Level 1 and Level 2 inputs, respectively.
The changes in market values on the investments are recorded in the Consolidated Statement of Income as investment returns.
Limited Partnership Interests
DHCM is the managing member of Diamond Hill General Partner, LLC, the General Partner of Diamond Hill Investment Partners, LP (“DHIP”) and Diamond Hill Investment Partners II, LP (“DHIP II”), each a limited partnership whose underlying assets consist of marketable securities. DHCM, in its role as the managing member of the General Partner, exerts significant influence over the financial and operating policies of DHIP and DHIP II but does not exercise control. Therefore, DHCM’s investment in DHIP and DHIP II is accounted for using the equity method, under which DHCM’s share of the net earnings or losses from the partnership is reflected in income as earned, and distributions received are reflected as reductions from the investment. Several board members, officers and employees of the Company invest in DHIP and DHIP II through Diamond Hill General Partner, LLC. These individuals receive no remuneration as a result of their personal investment in DHIP or DHIP II. The capital of Diamond Hill General Partner, LLC is not subject to a management fee or an incentive fee.
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

	As Of December 31,
	2008	2007	2006
AUM — Contractual Period Ends Quarterly	$218,503,205	$193,342,530	$240,725,253
AUM — Contractual Period Ends Annually	159,514,591	387,466,713	133,128,473

Total AUM Subject to Performance Incentive	$378,017,796	$580,809,243	$373,853,726

	For The Period Ending December 31,
	2008	2007	2006
Performance Incentive Fees — Method 1	$378,881	$174,292	$7,947,434
Performance Incentive Fees — Method 2	378,881	174,292	7,947,434
Amounts under Method 1 and Method 2 may differ throughout the year, but will generally be the same at fiscal year end because all client account contract period’s end on December 31.
Revenue Recognition – Mutual Fund Administration
DHCM has an administrative, fund accounting and transfer agency services agreement with the Funds, under which DHCM performs certain services for each fund. These services include mutual fund administration, accounting, transfer agency and other related functions. For performing these services, each fund compensates DHCM a fee at an annual rate of 0.30% for Class A and Class C shares and 0.18% for Class I shares times each series’ average daily net assets. Effective April 30, 2008, the fee for administrative services was reduced from 0.32% to 0.30% for Class A and Class C shares. The Funds have selected and contractually engaged certain vendors to fulfill various services to benefit the Funds’ shareholders or to satisfy regulatory requirements of the Funds. These services include, among others, required fund shareholder mailings, registration fees, legal and audit fees. DHCM, in fulfilling a portion of its role under the administration agreement with the Funds, acts as agent to pay these obligations of the Funds. Each vendor is independently responsible for fulfillment of the services it has been engaged to provide and negotiates fees and terms with the management and board of trustees of the Funds. The fee that the Funds pay to DHCM is reviewed annually by the Funds’ board of trustees and specifically takes into account the contractual expenses that DHCM pays on behalf of the Funds. As a result, DHCM is not involved in the delivery or pricing of

Note 2 Significant Accounting Policies (Continued)
Revenue Recognition – Mutual Fund Administration (Continued)
these services and bears no risk related to these services. Consistent with EITF 99-19, revenue has been recorded net of these Fund expenses. In addition, DHCM finances the up-front commissions which are paid by the Fund’s principal underwriter to brokers who sell Class C shares of the Funds. As financer, DHCM advances to the underwriter the commission amount to be paid to the selling broker at the time of sale. These advances are capitalized and amortized over 12 months to correspond with the re-payments DHCM receives from the principal underwriter to recoup this commission advancement. Mutual fund administration (“admin”) gross and net revenue are summarized below:

	Year Ended December 31,
	2008	2007	2006
Mutual fund admin revenue, gross	$9,194,973	$8,226,438	$5,795,110
Mutual fund admin, fund related expense	3,061,646	2,393,732	2,183,599

Mutual fund admin revenue, net of fund related expenses	6,133,327	5,832,706	3,611,511

C Share advance repayments	1,776,206	1,970,006	1,210,697
C Share amortization of advances	1,755,614	1,834,109	1,112,067

C Share financing activity, net	20,592	135,897	98,630

Mutual fund administration revenue, net	$6,153,919	$5,968,603	$3,710,141

Third Party Distribution Expense
Third party distribution expenses are earned by various third party financial services firms based on sales and/or assets of the Company’s investment products generated by the respective firm. Expenses recognized represent actual payments made to the third party firms and are recorded in the period earned based on the terms of the various contracts.
Income Taxes
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 – “Accounting for Income Taxes” (“SFAS 109”). A net deferred tax asset or liability is determined based on the tax effects of the various temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.
Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 – “Accounting for the Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS 109. As a result of the implementation of FIN 48, the Company has analyzed its tax positions taken on Federal income tax returns for all open tax years (tax years ended December 31, 2005 through 2008) and has recognized no adjustment in the net liability.
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

Note 3 Investment Portfolio
As of December 31, 2008, the Company held investments worth $17.2 million and a cost basis of $17.8 million. The following table summarizes the market value of these investments over the last two fiscal years:

	Year Ended December 31,
	2008	2007
Diamond Hill Small Cap Fund	$—	$1,039,517
Diamond Hill Small-Mid Cap Fund	—	1,016,243
Diamond Hill Large Cap Fund	—	1,017,340
Diamond Hill Select Fund	—	1,015,803
Diamond Hill Long-Short Fund	—	1,027,615
Diamond Hill Financial Long-Short Fund	—	1,025,356
Diamond Hill Strategic Income Fund	—	3,765,566
Diamond Hill Investment Partners, L.P.	7,494,929	10,070,021
Diamond Hill Investment Partners II, L.P.	3,767,480	5,058,702
Other marketable equity securities	5,923,202	9,000,000

Total Investment Portfolio	$17,185,611	$34,036,163

DHCM is the managing member of the Diamond Hill General Partner LLC, which is the General Partner of DHIP and DHIP II. The underlying assets of DHIP and DHIP II are cash and marketable equity securities whose values are determined based on independent readily available market quotations. The Company, as the parent entity to DHCM, is not contingently liable for the partnerships’ liabilities but rather is only liable for its proportionate share, based on its membership interest. DHCM, as the managing member of the General Partner, is also not contingently liable for the partnerships’ liabilities. Summary financial information, including the Company’s carrying value and income from these partnerships is as follows:

	December 31,
	2008	2007	2006
Total parternship assets	$196,021,226	$360,372,685	$357,375,152
Total partnership liabilities	33,056,747	80,007,267	146,918,057
Net partnership assets	162,964,479	280,365,418	210,457,095
Net partnership income (loss)	(75,625,562)	6,581,829	35,961,019

DHCM’s portion of net assets	11,262,409	15,128,723	14,566,253
DHCM’s portion of net income (loss)	(3,866,314)	562,469	6,515,194
DHCM’s income from these partnerships includes its pro-rata capital allocation and its share of an incentive allocation from the limited partners.

Note 4 Capital Stock
Common Shares
The Company has only one class of securities issued and outstanding, its common shares.
Authorization of Preferred Shares
The Company’s Articles of Incorporation authorize the issuance of 1,000,000 shares of “blank check” preferred shares with such designations, rights and preferences, as may be determined from time to time by the Company’s Board of Directors. The Board of Directors is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting or other rights of the holders of the Common Shares. There were no shares of preferred stock issued or outstanding at December 31, 2008 or December 31, 2007.
Note 5 Stock-Based Compensation
Equity Incentive Plans
2005 Employee and Director Equity Incentive Plan
At the Company’s annual shareholder meeting on May 12, 2005, shareholders approved the 2005 Employee and Director Equity Incentive Plan (“2005 Plan”). The 2005 Plan is intended to facilitate the Company’s ability to attract and retain staff, provide additional incentive to employees, directors and consultants, and to promote the success of the Company’s business. The 2005 Plan authorizes the issuance of common shares of the Company in various forms of stock or option grants. As of December 31, 2008 there were 509,226 shares available for issuance under the 2005 Plan. The 2005 Plan provides that the Board of Directors, or a committee appointed by the Board, may grant awards and otherwise administer the 2005 Plan. Restricted stock grants issued under the 2005 Plan which vest over time, are recorded as deferred compensation on grant date and then recognized as compensation expense based on the grant date price over the vesting period of the respective grant.
Equity Compensation Grants
On May 13, 2004 the Company’s shareholders approved terms and conditions of certain equity compensation grants to three key employees. Under the approved terms, a total of 75,000 shares of restricted stock and restricted stock units were issued to the key employees on May 31, 2004. These shares vested on October 3, 2008.
Accelerated Vesting of Certain Equity Incentive Plans and Compensation Grants
The board of directors of the Company approved the accelerated vesting of 82,064 shares of restricted stock from various vesting dates during the first five months of 2009 to October 3, 2008. This acceleration resulted in additional compensation expense of $1.0 million in the fourth quarter of 2008 that otherwise would have been recorded in the first and second quarters of 2009. In addition, as a result of this acceleration, the Company will receive a $6.3 million tax deduction in 2008.
401(k) Plan
The Company sponsors a 401(k) plan in which all employees are eligible to participate. Employees may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions of common shares of the Company with a value equal to 200% of the first 6% of an employee’s compensation contributed to the plan. Employees become fully vested in the matching contributions after six plan years of employment. For the years ended December 31, 2008, 2007, and 2006, expenses attributable to the plan were $638,796, $437,413 and $327,090, respectively.

Note 5 Stock-Based Compensation (Continued)
Stock Options and Warrants
Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123(R), “Accounting for Stock-Based Compensation” (“SFAS 123R”). SFAS 123R requires all share-based payments to employees and directors, including grants of stock options, to be recognized as expense in the income statement based on their fair values. The amount of compensation is measured at the fair value of the options when granted, and this cost is expensed over the required service period, which is normally the vesting period of the options. SFAS 123R applies to the Company for options granted or modified after October 1, 2005. SFAS 123R also requires compensation cost to be recorded for prior option grants that vest after the date of adoption.
Stock option and warrant transactions under the various plans for the past three fiscal years are summarized below:

	Options		Warrants
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Oustanding December 31, 2005	303,002	$14.48	259,400	$12.78
Exercisable December 31, 2005	231,002	$17.53	259,400	$12.78
Granted	—	—	—	—
Expired / Forfeited	—	—	—	—
Exercised	19,900	12.79	10,000	17.88

Oustanding December 31, 2006	283,102	$14.60	249,400	$12.57

Exercisable December 31, 2006	243,102	$16.26	249,400	$12.57

Granted	—	—	—	—
Expired / Forfeited	—	—	2,000	—
Exercised	190,602	16.64	222,000	8.65

Oustanding December 31, 2007	92,500	$10.40	25,400	$47.00

Exercisable December 31, 2007	72,500	$12.03	25,400	$47.00

Granted	—	—	—	—
Expired / Forfeited	—	—	12,400	72.09
Exercised	92,500	10.40	3,000	56.67

Oustanding December 31, 2008	—	$—	10,000	$13.00

Exercisable December 31, 2008	—	$—	10,000	$13.00

The Company withheld from issuing 787 of the 95,500, and 85,518 of the 412,602, shares of underlying warrants and options exercised during the year ended December 31, 2008 and December 31, 2007, respectively. These shares were withheld to fulfill tax withholding requirements related to employee compensation earned on the exercises.
Warrants outstanding and exercisable at December 31, 2008 are as follows:

Warrants
	Remaining
Number	Life	Number
Outstanding	In Years	Exercisable	Exercise Price
2,000	0.37	2,000	22.50
6,000	1.16	6,000	11.25
2,000	1.36	2,000	8.75

10,000	1.08	10,000

The aggregate intrinsic value of warrants outstanding as of December 31, 2008 is $520,000.

Note 6 Operating Leases
The Company leases approximately 14,200 square feet of office space at its principal office under an operating lease agreement which terminates on July 31, 2013. In addition, the Company leases approximately 2,200 square feet of office space for a subsidiary company under an operating lease agreement which terminates on February 28, 2011. Total lease and operating expenses for the years ended December 31, 2008, 2007, and 2006 were $390,196, $306,337, and $206,917, respectively. The approximate future minimum lease payments under the operating lease are as follows:

2009	2010	2011	2012	2013
$259,000	$267,000	$249,000	$254,000	$130,000
In addition to the above rent, the Company is also responsible for normal operating expenses of the properties. Such operating expenses were approximately $8.90 per square foot in 2008, on a combined basis, and are expected to be approximately $9.59 per square foot in 2009.
Note 7 Income Taxes
The Company files a consolidated Federal income tax return. It is the policy of the Company to allocate the consolidated tax provision to subsidiaries as if each subsidiary’s tax liability or benefit were determined on a separate company basis. As part of the consolidated group, subsidiaries transfer to the Company their current Federal tax liability or assets. The current federal income tax benefit for 2008 includes interest and penalties paid of $11 thousand.

	2008	2007	2006
Current city income tax provision	$375,821	$197,760	$158,090
Current state income tax provision	11,000	—	—
Current federal income tax provision	4,396,824	—	—
Deferred federal income tax provision (benefit)	(2,535,960)	4,857,548	4,071,965

Provision for income taxes	$2,247,685	$5,055,308	$4,230,055

A reconciliation of income tax expense at the statutory federal rate to the Company’s income tax expense is as follows:

	2008	2007	2006
Income tax computed at statutory rate	$1,898,479	$5,095,792	$4,180,364
City and state income taxes, net of federal benefit	255,302	197,760	104,339
Other	93,904	(238,244)	(54,648)

Income tax expense	$2,247,685	$5,055,308	$4,230,055

Deferred tax assets and liabilities consist of the following at December 31, 2008 and 2007:

	2008	2007
Stock-based compensation	$515,914	$700,723
Unrealized (gains) losses	316,249	(1,332,895)
Capital loss carry forward	1,182,044	—
Other assets and liabilities	(25,191)	85,228

Net deferred tax assets (liabilities)	$1,989,016	$(546,944)

For the years ended December 31, 2008 and 2007, the Company received federal tax benefits from the exercise of stock-based compensation of $3,805,977 and $5,764,233 respectively, which resulted in an increase to equity. As of December 31, 2007, the Company and its subsidiaries had a net operating loss (“NOL”) carry forward for tax purposes of approximately $5,800,000. The NOL related to the exercise of stock options and warrants. The tax benefit of the NOL was fully utilized in 2008 and was recognized in equity in 2008.

Note 8 Earnings Per Share
The following table sets forth the computation for basic and diluted earnings per share (“EPS”):

	Year Ended December 31,
	2008	2007	2006
Basic and Diluted net income	$3,276,078	$9,932,315	$8,065,133
Weighted average number of outstanding shares
Basic	2,400,142	2,155,829	1,787,390
Diluted	2,408,476	2,264,234	2,219,580
Earnings per share
Basic	$1.36	$4.61	$4.51

Diluted	$1.36	$4.39	$3.63

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the year ended December 31, 2006, stock options and warrants for 30,202 shares were excluded from diluted EPS for this reason. For the year ended December 31, 2008 and 2007, no stock options or warrants were excluded from diluted EPS.
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

ITEM 9: Changes In and Disagreements With Accountants on Accounting and Financial Disclosures - None
ITEM 9A: Controls and Procedures
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
Management’s Annual Report on Internal Control Over Financial Reporting
Management of Diamond Hill Investment Group, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.
The Company’s independent registered public accounting firm, Plante & Moran, PLLC, has audited the Company’s 2008 and 2007 consolidated financial statements included in this Annual Report on Form 10-K and the Company’s internal control over financial reporting as of December 31, 2008, and has issued its report of Independent Registered Public Accounting Firm on Consolidated Financial Statements, which is included in this Annual Report on Form 10-K.

/s/ R. H. Dillon R. H. Dillon	/s/ James F. Laird James F. Laird
Chief Executive Officer and President	Chief Financial Officer
March 13, 2009	March 13, 2009

ITEM 9B: Other Information - None
PART III
ITEM 10: Directors, Executive Officers and Corporate Governance
Information regarding this Item 10 is incorporated by reference to the Company’s proxy statement for its 2009 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act (the “2009 Proxy Statement”), under the Captions: “Proposal 1 — Election of Directors”, “Executive Officers and Compensation Information”, “Corporate Governance”, and “Section 16(a) Beneficial Ownership Reporting Compliance”.
ITEM 11: Executive Compensation
Information regarding this Item 11 is incorporated by reference to the Company’s 2009 Proxy Statement under the Captions: “Executive Officers and Compensation Information” and “Corporate Governance”.

ITEM 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding this Item 12 is incorporated by reference to the Company’s 2009 Proxy Statement under the Captions: “Security Ownership of Certain Beneficial Owners and Management” and “Executive Officers and Compensation Information”.
ITEM 13: Certain Relationships and Related Transactions, and Director Independence
Information regarding this Item 13 is incorporated by reference to the Company’s 2009 Proxy Statement under the Caption: “Corporate Governance”.
ITEM 14: Principal Accounting Fees and Services
Information regarding this Item 14 is incorporated by reference to the Company’s 2009 Proxy Statement under the Caption: “Independent Registered Public Accounting Firm”.

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

10.2
Sixth Amended and Restated Administrative and Transfer Agency Services Agreement between Diamond Hill Capital Management, Inc. and the Diamond Hill Funds. (Incorporated by reference from Form N1-A filed with the SEC on April 30, 2008; File No. 811-08061.)

10.3	2005 Employee and Director Equity Incentive Plan, as amended January 1, 2008. (Incorporated by reference from Form 10-K filed with the SEC on March 14, 2008; File No. 000-24498.)

10.4	2006 Performance-Based Compensation Plan, as amended January 1, 2008. (Incorporated by reference from Form 10-K filed with the SEC on March 14, 2008; File No. 000-24498.)

10.5
Employment Agreement between the Company and Roderick H. Dillon, Jr. dated August 10, 2006, as amended February 28, 2008. (Incorporated by reference from Form 10-K filed with the SEC on March 14, 2008; File No. 000-24498.)

10.6	First Amendment to the Amended and Restated Employment Agreement between the Company and Roderrick H. Dillon, Jr. dated December 2, 2008. (Filed herewith)

14.1	Amended Code of Business Conduct and Ethics. (Filed herewith)

21.1	Subsidiaries of the Company. (Filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm, Plante & Moran, PLLC. (Filed herewith)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a). (Filed herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a). (Filed herewith)

32.1	Section 1350 Certifications. (Furnished herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:
DIAMOND HILL INVESTMENT GROUP, INC.

By:	/S/ R. H. Dillon

	R. H. Dillon, President, Chief Executive Officer and a Director	March 13, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ R. H. Dillon R. H. Dillon	President, Chief Executive Officer, and a Director	March 13, 2009

/S/ James F. Laird James F. Laird	Chief Financial Officer, Treasurer, and Secretary	March 13, 2009

/S/ Lawrence E. Baumgartner Lawrence E. Baumgartner	Director	March 13, 2009

/S/ David P. Lauer David P. Lauer	Director	March 13, 2009

/S/James G. Mathias James G. Mathias	Director	March 13, 2009

/S/ David R. Meuse David R. Meuse	Director	March 13, 2009

/S/ Diane D. Reynolds Diane D. Reynolds	Director	March 13, 2009

/S/ Donald B. Shackelford Donald B. Shackelford	Director	March 13, 2009

EXHIBIT INDEX

Exhibit No.	Description
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

10.2
Sixth Amended and Restated Administrative and Transfer Agency Services Agreement between Diamond Hill Capital Management, Inc. and the Diamond Hill Funds. (Incorporated by reference from Form N1-A filed with the SEC on April 30, 2008; File No. 811-08061.)

10.3	2005 Employee and Director Equity Incentive Plan, as amended January 1, 2008. (Incorporated by reference from Form 10-K filed with the SEC on March 14, 2008; File No. 000-24498.)

10.4	2006 Performance-Based Compensation Plan, as amended January 1, 2008. (Incorporated by reference from Form 10-K filed with the SEC on March 14, 2008; File No. 000-24498.)

10.5
Employment Agreement between the Company and Roderick H. Dillon, Jr. dated August 10, 2006, as amended February 28, 2008. (Incorporated by reference from Form 10-K filed with the SEC on March 14, 2008; File No. 000-24498.)

10.6	First Amendment to the Amended and Restated Employment Agreement between the Company and Roderrick H. Dillon, Jr. dated December 2, 2008. (Filed herewith)

14.1	Amended Code of Business Conduct and Ethics. (Filed herewith)

21.1	Subsidiaries of the Company. (Filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm, Plante & Moran, PLLC. (Filed herewith)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a). (Filed herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a). (Filed herewith)

32.1	Section 1350 Certifications. (Furnished herewith)