Form 10-Q
period 2009-03-31
DIAMOND HILL INVESTMENT GROUP INC
filed 2009-05-08
CIK 909108

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
Commission file number 000-24498
DIAMOND HILL INVESTMENT GROUP, INC.
(Exact name of registrant as specified in its charter)

Ohio	65-0190407

(State of incorporation)	(I.R.S. Employer Identification No.)
325 John H. McConnell Blvd, Suite 200, Columbus, Ohio 43215
(Address, including Zip Code, of principal executive offices)
(614) 255-3333
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes: ☑ No: ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☑
The number of shares outstanding of the issuer’s common stock, as of the latest practicable date, May 8, 2009 is 2,595,158 shares.

DIAMOND HILL INVESTMENT GROUP, INC.

PART I: FINANCIAL INFORMATION
ITEM 1: Consolidated Financial Statements
Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	3/31/2009	12/31/2008
	(Unaudited)
ASSETS
Cash and cash equivalents	$10,523,583	$15,788,560
Investment portfolio	18,025,958	17,185,611
Accounts receivable	4,656,082	5,339,558
Prepaid expenses	682,753	1,067,388
Fixed assets, net of depreciation, and other assets	972,816	835,314
Income tax receivable	1,051,811	2,334,836
Deferred taxes	3,210,921	1,989,016

Total assets	$39,123,924	$44,540,283

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$1,034,472	$1,294,396
Accrued incentive compensation	1,760,000	13,000,000

Total liabilities	2,794,472	14,294,396

Commitments and contingencies	—	—

Shareholders’ Equity
Common stock, no par value 7,000,000 shares authorized; 2,593,762 issued and outstanding at March 31, 2009; 2,447,299 issued and outstanding at December 31, 2008	21,939,138	16,233,501
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred compensation	(4,881,658)	(4,908,215)
Retained earnings	19,271,972	18,920,601

Total shareholders’ equity	36,329,452	30,245,887

Total liabilities and shareholders’ equity	$39,123,924	$44,540,283

See notes to consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
	2009	2008
REVENUES:
Investment advisory	$7,788,943	$9,512,895
Mutual fund administration, net	1,094,531	1,390,329

Total revenue	8,883,474	10,903,224

OPERATING EXPENSES:
Compensation and related costs	5,138,095	5,841,754
General and administrative	646,180	557,148
Sales and marketing	145,588	114,030
Third party distribution	248,670	396,105
Mutual fund administration	577,185	468,615

Total operating expenses	6,755,718	7,377,652

NET OPERATING INCOME	2,127,756	3,525,572

Investment return	(1,578,852)	(374,664)

INCOME BEFORE TAXES	548,904	3,150,908

Income tax provision	(197,533)	(1,165,219)

NET INCOME	$351,371	$1,985,689

Earnings per share
Basic	$0.14	$0.85

Diluted	$0.14	$0.82

Weighted average shares outstanding
Basic	2,508,451	2,337,706

Diluted	2,515,633	2,426,400

See notes to consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flow (unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$351,371	$1,985,689
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation on furniture and equipment	51,258	38,465
Amortization of deferred compensation	452,499	559,538
(Increase) decrease in accounts receivable	683,476	(688,653)
Change in deferred taxes	(1,232,325)	1,091,993
Stock option expense	—	1,340
Noncash director fee expense	150,062	—
Investment gain/loss, net	4,580,382	834,487
(Decrease) in accrued liabilities	(6,647,708)	(2,993,296)
Other changes in assets and liabilities	1,792,594	55,699

Net cash provided by operating activities	181,609	885,262

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(188,761)	(194,502)
Cost of investments purchased and other portfolio activity	(10,881,666)	(333,610)
Proceeds from sale of investments	5,460,937	—

Net cash (used in) investing activities	(5,609,490)	(528,112)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for repurchase of common shares	—	(116,896)
Payment of taxes withheld on employee stock transactions	(23,471)	(131,800)
Proceeds from common stock issuance	186,375	404,341

Net cash provided by financing activities	162,904	155,645

CASH AND CASH EQUIVALENTS
Net change during the period	(5,264,977)	512,795
At beginning of period	15,788,560	11,783,278

At end of period	$10,523,583	$12,296,073

Cash paid during the period for:
Interest	—	—
Income taxes	—	—

Noncash Transactions during the period for:
Common Stock Issued as Incentive Compensation	4,852,216	5,754,140
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
Beacon Hill Fund Services, Inc. (“BHFS”), an Ohio corporation, is a wholly owned subsidiary of the Company incorporated on January 29, 2008. BHFS provides certain compliance, treasury, and fund administration services to small to mid size mutual funds.
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

Note 2 Significant Accounting Policies (Continued)
Accounts Receivable
Accounts receivable are recorded when they are due and are presented in the balance sheet, net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of those individuals or entities that owe the receivable. No allowance for doubtful accounts was deemed necessary at March 31, 2009 or December 31, 2008.
Valuation of Investment Portfolio
Under Statement of Financial Accounting Standards No. 157 — “Fair Value Measurements” (“SFAS 157”), investments held by the Company are valued based upon the definition of Level 1 inputs and Level 2 inputs. In general, SFAS 157 defines Level 1 inputs, as fair values which use quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are defined as quoted prices in markets that are not considered to be active for identical assets or liabilities, quoted prices in active markets for similar assets or liabilities and inputs other than quoted prices that are directly observable or indirectly through corroboration with observable market data. $2,824,710 and $15,201,248 in Company investments are valued based upon Level 1 and Level 2 inputs, respectively.
The changes in market values on the investments are recorded in the Consolidated Statement of Income as investment returns.
Limited Partnership Interests
DHCM is the managing member of Diamond Hill General Partner, LLC, the General Partner of Diamond Hill Investment Partners, LP (“DHIP”), Diamond Hill Investment Partners II, LP (“DHIP II”), and Diamond Hill Research Partners, LP (“DHRP”),collectively (the “Partnerships”),each a limited partnership whose underlying assets consist of marketable securities. DHCM in its role as the managing member of the General Partner exerts significant influence over the financial and operating policies of the Partnerships but does not exercise control. Therefore, DHCM’s investment in the Partnerships is accounted for using the equity method, under which DHCM’s share of the net earnings or losses from the partnership is reflected in income as earned, and distributions received are reflected as reductions from the investment. Several board members, officers and employees of the Company invest in the Partnerships through Diamond Hill General Partner, LLC. These individuals receive no remuneration as a result of their personal investment in the Partnerships. The capital of Diamond Hill General Partner, LLC is not subject to a management fee or an incentive fee.
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

	As Of March 31,
	2009	2008
AUM — Contractual Period Ends Quarterly	$84,077,397	$284,542,311
AUM — Contractual Period Ends Annually	143,724,736	376,395,460

Total AUM Subject to Performance Incentive	$227,802,133	$660,937,771

	For The Three Months Ending March 31,
	2009	2008
Performance Incentive Fees — Method 1	$4,645	$280,900
Performance Incentive Fees — Method 2	$4,645	$280,900
Amounts under Method 1 and Method 2 may differ throughout the year, but will generally be the same at fiscal year end because all client account contract periods end on December 31.
Revenue Recognition — Mutual Fund Administration
DHCM has an administrative and transfer agency services agreement with the Diamond Hill Funds (“Funds”), under which DHCM performs certain services for each fund. These services include mutual fund administration, transfer agency and other related functions. For performing these services, each fund compensates DHCM a fee at an annual rate of 0.30% for Class A and Class C shares and 0.18% for Class I shares times each series’ average daily net assets. Effective April 30, 2008, the fee for administrative services was reduced from 0.32% to 0.30% for Class A and Class C shares. The Funds have selected and contractually engaged certain vendors to fulfill various services to benefit the Funds’ shareholders or to satisfy regulatory requirements of the Funds. These services include, among others, required fund shareholder mailings, registration fees, legal and audit fees. DHCM, in fulfilling a portion of its role under the administration agreement with the Funds, acts as agent to pay these obligations of the Funds. Each vendor is independently responsible for fulfillment of the services it has been engaged to provide and negotiates fees and terms with the management and board of trustees of the Funds. The fee that the Funds pay to DHCM is reviewed annually by the Funds’ board of trustees and specifically takes into account the contractual expenses that DHCM pays on behalf of the Funds. As a result, DHCM is not involved in the delivery or pricing of these services and bears no risk related to these services. Consistent with EITF 99-19, revenue has been recorded net of these Fund expenses. In addition, DHCM finances the up-front commissions which are paid by the Fund’s principal underwriter to brokers who sell C shares of the Funds. As financer, DHCM advances to the underwriter the commission amount to be paid to the selling broker at the time of sale. These advances are capitalized and amortized over 12 months to correspond with the re-payments DHCM receives from the principal underwriter to recoup this commission advancement. Mutual fund administration (“admin”) gross and net revenue are summarized below:

Note 2 Significant Accounting Policies (Continued)
Revenue Recognition — Mutual Fund Administration (Continued)

	Three Months Ended March 31,
	2009	2008
Mutual fund admin revenue, gross	$1,846,223	$2,044,549
Mutual fund admin, fund related expense	715,552	661,038

Mutual fund admin revenue, net of fund related expenses	1,130,671	1,383,511

C-Share broker commission advance repayments	347,453	398,947
C-Share broker commission amortization	383,593	392,129

C-Share financing activity, net	(36,140)	6,818

Mutual fund administration revenue, net	$1,094,531	$1,390,329

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

Note 3 Investment Portfolio
As of March 31, 2009, the Company held investments worth $18 million and a cost basis of $22.7 million. The following table summarizes the market value of these investments as of March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
Diamond Hill Small Cap Fund	$472,812	$—
Diamond Hill Small-Mid Cap Fund	473,118	—
Diamond Hill Large Cap Fund	463,892	—
Diamond Hill Select Fund	464,789	—
Diamond Hill Long-Short Fund	467,110	—
Diamond Hill Strategic Income Fund	482,989	—
Diamond Hill Investment Partners, L.P.	6,864,427	7,494,929
Diamond Hill Investment Partners II, L.P.	3,411,821	3,767,480
Diamond Hill Research Partners, L.P.	4,925,000	—
Other marketable equity securities	—	5,923,202

Total Investment Portfolio	$18,025,958	$17,185,611

DHCM is the managing member of the Diamond Hill General Partner LLC, which is the General Partner of the Partnerships. The underlying assets of the Partnerships are cash and marketable equity securities. The Company, as the parent entity to DHCM, is not contingently liable for the Partnership’s liabilities but rather is only liable for its proportionate share, based on its membership interest. DHCM, as the managing member of the General Partner, is also not contingently liable for the Partnership’s liabilities. Summary financial information, including the Company’s carrying value and income from the Partnerships is as follows:

	March 31,	December 31,
	2009	2008
Total partnership assets	$175,092,093	$196,021,226
Total partnership liabilities	23,067,642	33,056,747
Net partnership assets	152,024,451	162,964,479
Net partnership loss	(14,365,968)	(75,625,562)

DHCM’s portion of net assets	15,201,248	11,262,409
DHCM’s portion of net loss	(956,160)	(3,866,314)
DHCM’s income from the Partnerships includes its pro-rata capital allocation and its share of an incentive allocation, if any, from the limited partners.

Note 4 Capital Stock
Common Shares
The Company has only one class of securities, Common Shares.
Authorization of Preferred Shares
The Company’s Articles of Incorporation authorize the issuance of 1,000,000 shares of “blank check” preferred shares with such designations, rights and preferences, as may be determined from time to time by the Company’s Board of Directors. The Board of Directors is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting or other rights of the holders of the Common Shares. There were no shares of preferred stock issued or outstanding at March 31, 2009 or December 31, 2008.
Note 5 Stock-Based Compensation
Equity Incentive Plans
2005 Employee and Director Equity Incentive Plan

At the Company’s annual shareholder meeting on May 12, 2005, shareholders approved the 2005 Employee and Director Equity Incentive Plan (“2005 Plan”). The 2005 Plan is intended to facilitate the Company’s ability to attract and retain staff, provide additional incentive to employees, directors and consultants, and to promote the success of the Company’s business. The Plan authorizes the issuance of Common Shares of the Company in various forms of stock or option grants. As of March 31, 2009 shares available for issuance under the Plan are 366,970. The Plan provides that the Board of Directors, or a committee appointed by the Board, may grant awards and otherwise administer the Plan. Restricted stock grants issued under the plan which vest over time, are recorded as deferred compensation on grant date and then recognized as compensation expense over the vesting period of the respective grant.
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
Accelerated Vesting of Certain Equity Incentive Plans and Compensation Grants

The board of directors of the Company approved the accelerated vesting of 82,064 shares of restricted stock from various vesting dates during the first five months of 2009 to October 3, 2008. This acceleration resulted in additional compensation expense of $1.0 million in the fourth quarter of 2008 that otherwise would have been recorded in the first and second quarters of 2009. In addition, as a result of this acceleration, the Company received a $6.3 million tax deduction in 2008.

Note 5 Stock-Based Compensation (Continued)
401(k) Plan
The Company sponsors a 401(k) plan whereby all employees participate in the plan. Employees may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions of Common Shares of the Company with a value equal to 200 percent of the first six percent of an employee’s compensation contributed to the plan. Employees become fully vested in the matching contributions after six plan years of employment. For the three months ended March 31, 2009 and 2008, expenses attributable to the plan were $186,424 and $138,342 respectively.
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
Stock option and warrant transactions under the various plans are summarized below:

	Options		Warrants
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding December 31, 2007	92,500	$10.40	25,400	$47.00
Exercisable December 31, 2007	72,500	$12.03	25,400	$47.00
Granted	—	—	—	—
Expired / Forfeited	—	—	—	—
Exercised	17,500	11.81	1,000	22.50

Outstanding March 31, 2008	75,000	$10.08	24,400	$48.07

Exercisable March 31, 2008	55,000	$12.10	24,400	$48.07

Outstanding December 31, 2008	—	$—	10,000	$13.00
Exercisable December 31, 2008	—	$—	10,000	$13.00
Granted	—	—	—	—
Expired / Forfeited	—	—	—	—
Exercised	—	—	—	—

Outstanding March 31, 2009	—	$—	10,000	$13.00

Exercisable March 31, 2009	—	$—	10,000	$13.00

The Company did not withhold any shares from issuing during the period ended, March 31, 2009, as no warrants or options were exercised. The Company withheld from issuing 352 of the 18,500 shares of warrants and options exercised during the period ended March 31, 2008. These shares were withheld to fulfill tax withholding requirements related to employee compensation earned on the exercises.

Note 5 Stock-Based Compensation (Continued)
Stock Options and Warrants (Continued)
Options and warrants outstanding and exercisable at March 31, 2009 are as follows:

Warrants
	Remaining
Number	Life	Number
Outstanding	In Years	Exercisable	Exercise Price
2,000	0.12	2,000	22.50
6,000	0.92	6,000	11.25
2,000	1.11	2,000	8.75

10,000	0.80	10,000

The aggregate intrinsic value of options/warrants outstanding and exercisable as of March 31, 2009 is $263,200.
Note 6 Operating Leases
The Company leases approximately 14,200 square feet of office space at its principal office under an operating lease agreement which terminates on July 31, 2013. In addition, the Company leases approximately 2,200 square feet of office space for a subsidiary company under an operating lease agreement which terminates on February 28, 2011. Total lease and operating expenses for the three months ended March 31, 2009 and 2008 were $105,726 and $93,961, respectively. The approximate future minimum lease payments under the operating lease are as follows:

2009	2010	2011	2012	2013
$ 196,000	$267,000	$249,000	$254,000	$130,000
In addition to the above rent, the Company will also be responsible for normal operating expenses of the properties. Such operating expenses were approximately $8.90 per square foot in 2008 and are expected to be approximately $9.59 per square foot in 2009 on a combined basis.
Note 7 Income Taxes
The provision for income taxes for the three months ended March 31, 2009 and 2008 consists of federal, state and city income taxes. As of December 31, 2008, the Company and its subsidiaries had a capital loss carry forward for tax purposes of approximately $3,476,000. The capital loss carryforward is available to offset capital gains in future years.
Tax Impact of Stock Option and Warrant Exercises
For the three months ended March 31, 2009, the Company received federal tax benefits of $114,513 from the vesting of restricted stock grants and the disqualifying sale related to incentive stock options, which resulted in an increase to equity during the period. For the year ended December 31, 2008, the Company received federal tax benefits from the exercise of stock-based compensation of $3,805,977, which resulted in an increase to equity.

Note 8 Earnings Per Share
The following table sets for the computation for basic and diluted earnings per share (EPS):

	Three Months Ended March 31,
	2009	2008
Basic and Diluted net income	$351,371	$1,985,689
Weighted average number of outstanding shares
Basic	2,508,451	2,337,706
Diluted	2,515,633	2,426,400
Earnings per share
Basic	$0.14	$0.85

Diluted	$0.14	$0.82

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
Throughout this Form 10-Q, the Company may make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to such matters as anticipated operating results, prospects for achieving the critical threshold of assets under management, technological developments, economic trends (including interest rates and market volatility), expected transactions and acquisitions and similar matters. The words “believe,” “expect,” “anticipate,” “estimate,” “should,” “seek,” “plan,” “intend” and similar expressions identify forward-looking statements that speak only as of the date thereof. While the Company believes that the assumptions underlying its forward-looking statements are reasonable, investors are cautioned that any of the assumptions could prove to be inaccurate and accordingly, the actual results and experiences of the Company could differ materially from the anticipated results or other expectations expressed by the Company in its forward-looking statements. Factors that could cause such actual results or experiences to differ from results discussed in the forward-looking statements include, but are not limited to: the adverse effect from a decline in the securities markets; a decline in the performance of the Company’s products; changes in interest rates; a general or prolonged downturn in the economy; changes in government policy and regulation, including monetary policy; changes in the Company’s ability to attract or retain key employees; unforeseen costs and other effects related to legal proceedings or investigations of governmental and self-regulatory organizations; and other risks identified from time-to-time in the Company’s other public documents on file with the SEC.
General
Diamond Hill Investment Group, Inc. (the “Company”), an Ohio corporation organized in 1990, derives its consolidated revenue and net income from investment advisory and fund administration services provided by its subsidiary Diamond Hill Capital Management, Inc. (“DHCM”). DHCM is a registered investment adviser under the Investment Advisers Act of 1940 providing investment advisory services to individuals and institutional investors through the Diamond Hill sponsored mutual funds, separate accounts, and private investment funds (generally known as “hedge funds”). The Company was first incorporated in April 1990. During the first quarter of 2008, the Company incorporated two new subsidiaries, Beacon Hill Fund Services, Inc. (“BHFS”) and BHIL Distributors, Inc. (“BHIL”) to collectively operate as Beacon Hill. Beacon Hill will provide certain fund administration services and distribution services to small to mid size mutual funds, including Diamond Hill Funds.
In this section, the company discusses and analyzes the consolidated results of operations for the three month periods ending March, 2009 and 2008 and other factors that may affect future financial performance. This discussion should be read in conjunction with the Consolidated Financial Statements, Notes to the Consolidated Financial Statements, and Selected Financial Data.
The Company’s revenue is derived primarily from investment advisory and administration fees received from Diamond Hill Funds and investment advisory fees received from separate accounts and private investment funds. Investment advisory and administration fees paid to the Company are based primarily on the value of the investment portfolios managed by the Company and fluctuate with changes in the total value of the assets under management. Such fees are recognized in the period that the Company manages these assets. The Company can also earn performance incentive fees which are generally 20% annually on the amount of client investment performance in excess of a certain annual return hurdle. Because performance incentive fees are based primarily on the performance of client accounts, they will be volatile from period to period. The Company’s major expense is employee compensation and benefits.

Assets Under Management
As of March 31, 2009, assets under management (“AUM”) totaled $3.9 billion, a 16% decrease in comparison to March 31, 2008. Revenues are highly dependent on both the value and composition of AUM. The following is a summary of the firm’s AUM by product and objective as of March 31, 2009 and 2008 and a roll-forward of AUM activity for the three months ended March, 31 2009 and 2008:

	Assets Under Management by Product
	As of March 31,
(in millions)	2009	2008	% Change
Mutual funds	$2,643	$3,152	-16%
Separate accounts	1,063	1,032	3%
Private investment funds	203	481	-58%

Total	$3,909	$4,665	-16%

	Assets Under Management by Objective
	As of March 31,
(in millions)	2009	2008	% Change
Small and Small-Mid Cap	$445	$566	-21%
Large Cap and Select	1,418	1,036	37%
Long-Short	1,930	2,799	-31%
Strategic and fixed income	116	264	-56%

Total	$3,909	$4,665	-16%

	Change in Assets Under Management
	For the Three Months Ended March 31,
(in millions)	2009	2008
AUM at beginning of the period	$4,510	$4,403
Net cash inflows (outflows)
mutual funds	(138)	309
separate accounts	39	74
private investment funds	3	(13)

	(96)	370
Net market appreciation (depreciation) and income	(505)	(108)

Increase (decrease) during the period	(601)	262

AUM at end of the period	$3,909	$4,665

Consolidated Results of Operations
The following is a discussion of the consolidated results of operations of the Company and its revenues and expenses.

	Three Months Ended March 31,
	2009	2008	% Change
Net income (in thousands)	$351	$1,986	-82%

Net income per share
Basic	$0.14	$0.85	-84%
Diluted	$0.14	$0.82	-83%

Weighted average shares outstanding (in thousands)
Basic	2,508	2,338
Diluted	2,516	2,426

Three Months Ended March 31, 2009 compared with Three Months Ended March 31, 2008
The Company generated net income of $351,371, $0.14 per diluted share, for the three months ended March 31, 2009, compared with net income of $1,985,689, $0.82 per diluted share, for the three months ended March 31, 2008. Net income decreased 82% despite a 16% decrease in AUM due to a negative return on the Company’s corporate investment portfolio and the loss from Beacon Hill of approximately $381 thousand.
Revenue

	Three Months Ended
	March 31,
(in Thousands)	2009	2008	% Change
Investment advisory	$7,789	$9,513	-18%
Mutual fund administration, net	1,094	1,390	-21%

Total	$8,883	$10,903	-19%

As a percent of total first quarter 2009 revenues, investment advisory fees accounted for 88% and mutual fund administration fees accounted for the remaining 12% compared to the first quarter of 2008 where investment advisory fees accounted for 87% and mutual fund administration fees accounted for the remaining 13% of revenues.
Investment Advisory Fees. The overall decrease in investment advisory fees was primarily due to a decrease in AUM of just over $756 million period over period. Investment advisory fees are calculated as a percent of average net assets under management at various levels depending on the investment product. The Company’s average advisory fee rate for the three months ended March 31, 2009 was 0.76% compared to 0.82% for the three months ended March 31, 2008. During 2008, the Diamond Hill Long-Short Fund, which has a 0.90% advisory fee, was closed to new investors and effective December 31, 2008, it was reopened to new investors. As a result, there was a decrease in the cash flows into that Fund during the second half of 2008. In addition, there were cash outflows from the Long-Short Fund during the first quarter of 2009 resulting in a decrease in assets for that Fund of 18%. These factors contributed to the decrease in the average advisory fee rate for first quarter 2009 compared to first quarter 2008.
Mutual Fund Administration Fees. Mutual fund administration fees are calculated as a percent of average net assets under administration in the Diamond Hill Funds. The Company earns 0.30% on Class A and Class C shares and 0.18% on Class I shares. As assets in the Funds have grown the Company has realized certain economies of scale; and as a result, the Company has lowered its administration fees each of the last four years to pass on those economies of scale to fund shareholders. Given the decrease in mutual fund AUM from March 31, 2008 to March 31, 2009, effective April 30, 2009, the Company has increased its fees to 0.34% for Class A and Class C shares and to 0.20% for Class I shares. Due to a combination of fee changes and a reduction in mutual fund AUM, fund administration revenues decreased by $296 thousand for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008.
Expenses

	Three Months Ended
	March 31,
(in Thousands)	2009	2008	% Change
Compensation and related costs	$5,138	$5,842	-12%
General and administrative	646	557	16%
Sales and marketing	146	114	28%
Third party distribution	249	396	-37%
Mutual fund administration	577	469	23%

Total	$6,756	$7,378	-8%

Compensation and Related Costs. Compensation expense decreased by $704 thousand, or 12%, during the three months ended March 31, 2009 over the same period a year ago, reflecting increase in employee headcount, base salaries and related benefits offset by a lower incentive compensation accrual. Base salaries and related benefits increased by $525,695, or 20% reflecting an increase in staffing from 47 to 57 employees. Incentive compensation decreased by $1,384,400, or 44% reflecting a decrease in both revenue and operating income in the current fiscal year.

General and Administrative. General and administrative expenses increased by $89,000 or 16%, period over period. Despite a decrease in overall AUM, the Company has grown its separate account business and the general and administrative expense increase is primarily in support of that growth.
Sales and Marketing. Sales and marketing expenses increased by $32,000 or 28%. This increase was primarily due to an increase in travel and other marketing expenses related to new business growth.
Third Party Distribution. Third party distribution expense represents payments made to intermediaries related to sales of the Company’s investment products. The expense is directly correlated with investments in the Company’s private investment funds. The period over period increase or decrease directly corresponds to the increase or decrease in investment advisory fees earned by the Company.
Mutual Fund Administration. Mutual fund administration expense increased by $108 thousand or 23% period over period. The majority of mutual fund administration fees are variable based on the amount of mutual fund AUM. Despite the decrease in mutual fund AUM by $509 million, or 16%, during first quarter 2009, mutual fund administration expenses increased related to a fee increase by the sub-administrator and timing difference of certain other administration expenses.
Beacon Hill Fund Services
Through the first three months of 2009, Beacon Hill generated a pre-tax loss of $381 thousand on $103 thousand in revenue. This compares to a loss of $191 thousand on zero revenue during the first three months of 2008. Beacon Hill is currently staffed with eight experienced professionals, recently received approval for membership in FINRA as a limited purpose broker/dealer. Beacon Hill has been actively marketing its services and has commitments from several clients to commence services at various starting dates throughout 2009. These commitments are annually recurring engagements; however, there is no guarantee that the associated revenue will be realized. The company continues to believe that Beacon Hill will achieve a run rate breakeven by the end of 2009.
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
As of March 31, 2009, the Company had working capital of approximately $30.4 million compared to $24.1 million at December 31, 2008. Working capital includes cash, securities owned and accounts receivable, net of all liabilities. The Company has no debt and its available working capital is expected to be sufficient to cover current expenses. The Company does not expect any material capital expenditures during 2009.
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
Critical Accounting Policies and Estimates
There have been no material changes to the Critical Accounting Policies and Estimates provided in Item 7 of the Form 10-K Annual Report for 2008.

DIAMOND HILL INVESTMENT GROUP, INC.
ITEM 3: Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in the information provided in Item 7A of the Form 10-K Annual Report for 2008.
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
ITEM 1A: Risk Factors
There has been no material change to the information provided in Item 1A of the Form 10-K Annual Report for 2008.
ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not purchase any shares of its common stock during the first quarter of 2009. There remain 333,895 shares available to be purchased under a repurchase program approved by the board of directors and announced on August 9, 2007. This stock repurchase program is not subject to an expiration date.
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
DIAMOND HILL INVESTMENT GROUP, INC.

Date	Title	Signature

May 8, 2009	President, Chief Executive Officer, and a Director	/s/ R. H. Dillon R. H. Dillon

May 8, 2009	Chief Financial Officer, Treasurer, and Secretary	/s/ James F. Laird James F. Laird

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Section 1350 Certifications.