Form 10-Q
period 2009-06-30
DIAMOND HILL INVESTMENT GROUP INC
filed 2009-08-07
CIK 909108

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
Commission file number 000-24498
DIAMOND HILL INVESTMENT GROUP, INC.
(Exact name of registrant as specified in its charter)

Ohio	65-0190407

(State of incorporation)	(I.R.S. Employer Identification No.)
325 John H. McConnell Blvd, Suite 200, Columbus, Ohio 43215
(Address, including Zip Code, of principal executive offices)
(614) 255-3333
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes: ☑ No: ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes: ☐ No: ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☑
The number of shares outstanding of the issuer’s common stock, as of August 7, 2009, is 2,605,379 shares.

DIAMOND HILL INVESTMENT GROUP, INC.

PART I: FINANCIAL INFORMATION
ITEM 1: Consolidated Financial Statements
Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	6/30/2009	12/31/2008
	(Unaudited)
ASSETS
Cash and cash equivalents	$16,278,697	$15,788,560
Investment portfolio	22,029,205	17,185,611
Accounts receivable	5,459,990	5,339,558
Prepaid expenses	543,498	1,067,388
Fixed assets, net of depreciation, and other assets	1,052,285	835,314
Income tax receivable	422,187	2,334,836
Deferred taxes	1,462,058	1,989,016

Total assets	$47,247,920	$44,540,283

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$1,485,683	$1,294,396
Accrued incentive compensation	4,450,000	13,000,000

Total liabilities	5,935,683	14,294,396

Commitments and contingencies	—	—

Shareholders’ Equity
Common stock, no par value 7,000,000 shares authorized; 2,602,059 issued and outstanding at June 30, 2009; 2,447,299 issued and outstanding at December 31, 2008	22,217,630	16,233,501
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred compensation	(4,493,722)	(4,908,215)
Retained earnings	23,588,329	18,920,601

Total shareholders’ equity	41,312,237	30,245,887

Total liabilities and shareholders’ equity	$47,247,920	$44,540,283

Tangible book value per share	$15.88	$12.36

See notes to consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
REVENUES:
Investment advisory	$8,467,852	$10,755,220	$16,256,795	$20,268,115
Mutual fund administration, net	1,124,980	1,640,493	2,220,372	3,030,821

Total revenue	9,592,832	12,395,713	18,477,167	23,298,936

OPERATING EXPENSES:
Compensation and related costs	5,385,309	6,614,608	10,523,404	12,456,362
General and administrative	745,740	600,590	1,391,920	1,157,738
Sales and marketing	136,844	152,240	282,432	266,270
Third party distribution	215,742	395,721	464,412	791,826
Mutual fund administration	577,860	576,926	1,155,045	1,045,541

Total operating expenses	7,061,495	8,340,085	13,817,213	15,717,737

NET OPERATING INCOME	2,531,337	4,055,628	4,659,954	7,581,199

Investment return	4,031,896	(1,331,449)	2,453,045	(1,706,113)

INCOME BEFORE TAXES	6,563,233	2,724,179	7,112,999	5,875,086

Income tax provision	(2,247,738)	(944,805)	(2,445,271)	(2,110,024)

NET INCOME	$4,315,495	$1,779,374	$4,667,728	$3,765,062

Earnings per share
Basic	$1.66	$0.75	$1.83	$1.60

Diluted	$1.66	$0.73	$1.82	$1.55

Weighted average shares outstanding
Basic	2,598,178	2,381,474	2,553,562	2,359,649

Diluted	2,602,637	2,447,151	2,558,119	2,424,601

See notes to consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flow (unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$4,667,728	$3,765,062
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation on furniture and equipment	112,531	83,657
Amortization of deferred compensation	840,435	1,287,279
(Increase) in accounts receivable	(120,432)	(1,206,581)
Change in deferred taxes	513,773	1,939,345
Stock option expense	—	2,233
Noncash director fee expense	150,062	167,281
Investment (gain) loss, net	(577,134)	2,407,110
(Decrease) in accrued liabilities	(3,506,497)	(979,432)
Other changes in assets and liabilities	2,594,488	(502,428)

Net cash provided by operating activities	4,674,954	6,963,526

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(329,502)	(287,363)
Cost of investments purchased and other portfolio activity	(9,727,397)	(3,971,023)
Proceeds from sale of investments	5,460,937	—

Net cash (used in) investing activities	(4,595,962)	(4,258,386)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for repurchase of common shares	—	(116,896)
Payment of taxes withheld on employee stock transactions	(26,865)	(131,800)
Proceeds from common stock issuance	438,010	754,608

Net cash provided by financing activities	411,145	505,912

CASH AND CASH EQUIVALENTS
Net change during the period	490,137	3,211,052
At beginning of period	15,788,560	11,783,278

At end of period	$16,278,697	$14,994,330

Cash paid during the period for:
Interest	—	—
Income taxes	610,090	1,805,000

Noncash transactions during the period for:
Common stock issued as incentive compensation	4,852,216	5,754,140
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
Beacon Hill Fund Services, Inc. (“BHFS”), an Ohio corporation, is a wholly owned subsidiary of the Company incorporated on January 29, 2008. BHFS provides certain compliance, treasury, and fund administration services to mutual fund companies. BHIL Distributors, Inc. (“BHIL”), an Ohio corporation, is a wholly owned subsidiary of BHFS incorporated on February 19, 2008. BHIL provides underwriting and distribution services to mutual fund companies. BHFS and BHIL collectively operate as (“Beacon Hill”).
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
Segment Information
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes disclosure requirements relating to operating segments in annual and interim financial statements. Management has determined that the Company operates principally in one business segment, namely as an investment adviser, distributor, and administrator to mutual funds, separate accounts, and private investment funds.
Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and money market funds.

Note 2 Significant Accounting Policies (Continued)
Accounts Receivable
Accounts receivable are recorded when they are due and are presented in the balance sheet, net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of those individuals or entities that owe the receivable. No allowance for doubtful accounts was deemed necessary at June 30, 2009 or December 31, 2008.
Valuation of Investment Portfolio
Under Statement of Financial Accounting Standards No. 157 — “Fair Value Measurements” (“SFAS 157”), investments held by the Company are valued based upon the definition of Level 1 inputs and Level 2 inputs. In general, SFAS 157 defines Level 1 inputs as fair values which use quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are defined as quoted prices in markets that are not considered to be active for identical assets or liabilities, quoted prices in active markets for similar assets or liabilities and inputs other than quoted prices that are directly observable or indirectly through corroboration with observable market data. At June 30, 2009, $3,376,779 and $18,652,426 in Company investments are valued based upon Level 1 and Level 2 inputs, respectively.
The changes in market values on the investments are recorded in the Consolidated Statement of Income as investment returns.
Limited Partnership Interests
DHCM is the managing member of Diamond Hill General Partner, LLC, the General Partner of Diamond Hill Investment Partners, LP (“DHIP”), Diamond Hill Investment Partners II, LP (“DHIP II”), and Diamond Hill Research Partners, LP (“DHRP”), collectively (the “Partnerships”), each a limited partnership whose underlying assets consist of marketable securities. DHCM in its role as the managing member of the General Partner exerts significant influence over the financial and operating policies of the Partnerships but does not exercise control. Therefore, DHCM’s investment in the Partnerships is accounted for using the equity method, under which DHCM’s share of the net earnings or losses from the partnership is reflected in income as earned, and distributions received are reflected as reductions from the investment. Several board members, officers and employees of the Company invest in DHIP and DHIP II through Diamond Hill General Partner, LLC. These individuals receive no remuneration as a result of their personal investment in the Partnerships. The capital of Diamond Hill General Partner, LLC is not subject to a management fee or an incentive fee.
Furniture and Equipment
Furniture and equipment, consisting of computer equipment, furniture, and fixtures, are carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over estimated lives of three to seven years.
Revenue Recognition — General
The Company earns substantially all of its revenue from investment advisory, distribution, and fund administration services. Mutual fund investment advisory and administration fees, generally calculated as a percentage of assets under management, are recorded as revenue as services are performed. Managed account and private investment fund clients provide for monthly or quarterly management fees, in addition to quarterly or annual performance fees.

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

	As Of June 30,
	2009	2008
AUM — Contractual Period Ends Quarterly	$101,882,369	$243,704,401
AUM — Contractual Period Ends Annually	74,652,767	324,211,714

Total AUM Subject to Performance Incentive	$176,535,136	$567,916,115

	For The Three Months Ending June 30,		For The Six Months Ending June 30,
	2009	2008	2009	2008
Performance Incentive Fees - Method 1	$—	$97,980	$4,645	$378,881
Performance Incentive Fees - Method 2	$—	$97,980	$4,645	$378,881
Amounts under Method 1 and Method 2 may differ throughout the year, but will generally be the same at fiscal year end because all client account contract periods end on December 31.
Revenue Recognition — Mutual Fund Administration
DHCM has an administrative and transfer agency services agreement with the Diamond Hill Funds (the “Funds”), under which DHCM performs certain services for each fund. These services include mutual fund administration, transfer agency and other related functions. For performing these services, each fund compensates DHCM a fee at an annual rate of 0.34% for Class A and Class C shares and 0.20% for Class I shares times each series’ average daily net assets. Prior to April 30, 2009, the fee for administrative services was 0.30% for Class A and Class C shares and 0.18% for Class I shares. The Funds have selected and contractually engaged certain vendors to fulfill various services to benefit the Funds’ shareholders or to satisfy regulatory requirements of the Funds. These services include, among others, required fund shareholder mailings, registration fees, legal and audit fees. DHCM, in fulfilling a portion of its role under the administration agreement with the Funds, acts as agent to pay these obligations of the Funds. Each vendor is independently responsible for fulfillment of the services it has been engaged to provide and negotiates fees and terms with the management and board of trustees of the Funds. The fee that the Funds pay to DHCM is reviewed annually by the Funds’ board of trustees and specifically takes into account the contractual expenses that DHCM pays on behalf of the Funds. As a result, DHCM is not involved in the delivery or pricing of these services and bears no risk related to these services. Consistent with EITF 99-19, revenue has been recorded net of these Fund expenses. In addition, DHCM finances the up-front commissions which are paid by the Fund’s principal underwriter to brokers who sell Class C shares of the Funds. As financer, DHCM advances to the underwriter the commission amount to be paid to the selling broker at the time of sale. These advances are capitalized and amortized over 12 months to correspond with the re-payments DHCM receives from the principal underwriter to recoup this commission advancement.
Beacon Hill has distribution and administrative service agreements with certain clients. The fees arrangements vary from client to client based upon services provided.

Note 2 Significant Accounting Policies (Continued)
Revenue Recognition — Mutual Fund Administration (Continued)
DHCM’s mutual fund administration gross and net revenue and Beacon Hill’s revenue are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
DHCM mutual fund administration:
Revenue, gross	$1,990,667	$2,449,128	$3,749,016	$4,493,676
Fund related expense	984,879	825,010	1,699,570	1,486,048

Revenue, net of fund related expenses	1,005,788	1,624,118	2,049,446	3,007,628

Beacon Hill revenue	153,177	19,388	241,052	19,388

DHCM C-Share financing:
Broker commission advance repayments	176,015	431,904	523,468	830,851
Broker commission amortization	210,000	434,917	593,594	827,046

Financing activity, net	(33,985)	(3,013)	(70,126)	3,805

Mutual fund administration revenue, net	$1,124,980	$1,640,493	$2,220,372	$3,030,821

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
Earnings Per Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options and warrants were exercised and restricted stock to issue common stock were vested.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period financial presentation.

Note 3 Investment Portfolio
As of June 30, 2009, the Company held investments worth $22.0 million and a cost basis of $22.7 million. The following table summarizes the market value of these investments as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
Diamond Hill Small Cap Fund	$575,265	$—
Diamond Hill Small-Mid Cap Fund	616,744	—
Diamond Hill Large Cap Fund	547,141	—
Diamond Hill Select Fund	557,903	—
Diamond Hill Long-Short Fund	528,086	—
Diamond Hill Strategic Income Fund	551,640	—
Diamond Hill Investment Partners, L.P.	8,437,066	7,494,929
Diamond Hill Investment Partners II, L.P.	4,248,417	3,767,480
Diamond Hill Research Partners, L.P.	5,966,943	—
Other marketable equity securities	—	5,923,202

Total Investment Portfolio	$22,029,205	$17,185,611

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

	June 30,	December 31,
	2009	2008
Total partnership assets	$177,702,483	$196,021,226
Total partnership liabilities	38,542,317	33,056,747
Net partnership assets	139,160,166	162,964,479
Net partnership income (loss)	13,525,240	(75,625,562)

DHCM’s portion of net assets	18,652,426	11,262,409
DHCM’s portion of net income (loss)	2,465,019	(3,866,314)
DHCM’s income from the Partnerships includes its pro-rata capital allocation and its share of an incentive allocation, if any, from the limited partners.

Note 4 Capital Stock
Common Shares
The Company has only one class of securities, Common Shares.
Authorization of Preferred Shares
The Company’s Articles of Incorporation authorize the issuance of 1,000,000 shares of “blank check” preferred shares with such designations, rights and preferences, as may be determined from time to time by the Company’s Board of Directors. The Board of Directors is authorized, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting or other rights of the holders of the Common Shares. There were no shares of preferred stock issued or outstanding at June 30, 2009 or December 31, 2008.
Note 5 Stock-Based Compensation
Equity Incentive Plans
2005 Employee and Director Equity Incentive Plan
At the Company’s annual shareholder meeting on May 12, 2005, shareholders approved the 2005 Employee and Director Equity Incentive Plan (“2005 Plan”). The 2005 Plan is intended to facilitate the Company’s ability to attract and retain staff, provide additional incentive to employees, directors and consultants, and to promote the success of the Company’s business. The 2005 Plan authorizes the issuance of Common Shares of the Company in various forms of stock or option grants. As of June 30, 2009, there were 367,049 shares available for issuance under the 2005 Plan. The 2005 Plan provides that the Board of Directors, or a committee appointed by the Board, may grant awards and otherwise administer the 2005 Plan. Restricted stock grants issued under the plan which vest over time, are recorded as deferred compensation on grant date and then recognized as compensation expense over the vesting period of the respective grant.
Equity Compensation Grants
On May 13, 2004, the Company’s shareholders approved terms and conditions of certain equity compensation grants to three key employees. Under the approved terms, a total of 75,000 shares of restricted stock and restricted stock units were issued to the key employees on May 31, 2004. These shares vested on October 3, 2008.
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

Note 5 Stock-Based Compensation (Continued)
401(k) Plan
The Company sponsors a 401(k) plan whereby all employees participate in the plan. Employees may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions of Common Shares of the Company with a value equal to 200 percent of the first six percent of an employee’s compensation contributed to the plan. Employees become fully vested in the matching contributions after six plan years of employment. For the three months ended June 30, 2009 and 2008, expenses attributable to the plan were $184,134 and $157,768, respectively. For the six months ended June 30, 2009 and 2008, expenses attributable to the plan were $370,559 and $296,110.
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
Stock option and warrant transactions under the various plans are summarized below:

	Options		Warrants
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding December 31, 2007	92,500	$10.40	25,400	$47.00
Exercisable December 31, 2007	72,500	$12.03	25,400	$47.00
Granted	—	—	—	—
Expired / Forfeited	—	—	12,000	73.75
Exercised	27,500	9.15	3,000	56.67

Outstanding June 30, 2008	65,000	$10.93	10,400	$13.35

Exercisable June 30, 2008	65,000	$10.93	10,400	$13.35

Outstanding December 31, 2008	—	$—	10,000	$13.00
Exercisable December 31, 2008	—	$—	10,000	$13.00
Granted	—	—	—	—
Expired / Forfeited	—	—	—	—
Exercised	—	—	4,000	16.88

Outstanding June 30, 2009	—	$—	6,000	$10.42

Exercisable June 30, 2009	—	$—	6,000	$10.42

Note 5 Stock-Based Compensation (Continued)
Stock Options and Warrants (Continued)
Warrants outstanding and exercisable at June 30, 2009 are as follows:

Warrants
	Remaining
Number	Life	Number
Outstanding	In Years	Exercisable	Exercise Price
4,000	0.67	4,000	$11.25
2,000	0.86	2,000	8.75

6,000	0.73	6,000

The aggregate intrinsic value of warrants outstanding and exercisable as of June 30, 2009 is $178,580.
Note 6 Operating Leases
The Company leases approximately 19,000 square feet of office space at its principal office under an operating lease agreement which terminates on July 31, 2016. In addition, the Company leases approximately 2,200 square feet of office space for a subsidiary company under an operating lease agreement which terminates on February 28, 2011. Total lease and operating expenses for the three months ended June 30, 2009 and 2008 were $113,165 and $97,178, respectively. Total lease and operating expenses for the six months ended June 30, 2009 and 2008 were $218,890 and $192,630, respectively. The approximate future minimum lease payments under the operating leases are as follows:

2009	2010	2011	2012	2013	Thereafter
$ 177,000	$358,000	$340,000	$348,000	$356,000	$929,000
In addition to the above rent, the Company will also be responsible for normal operating expenses of the properties. Such operating expenses were approximately $8.90 per square foot in 2008 and are expected to be approximately $9.79 per square foot in 2009 on a combined basis.
Note 7 Income Taxes
The provision for income taxes for the three months and six months ended June 30, 2009 and 2008 consists of federal, state and city income taxes. As of December 31, 2008, the Company and its subsidiaries had a capital loss carry forward for tax purposes of approximately $2,072,000. The capital loss carryforward is available to offset capital gains in future years.
Tax Impact of Stock Option and Warrant Exercises
For the six months ended June 30, 2009, the Company received federal tax benefits of $144,764 from the vesting of restricted stock grants, warrants exercised during 2009, and the disqualifying sale related to incentive stock options exercised during 2008, which resulted in an increase to equity during the period. For the year ended December 31, 2008, the Company received federal tax benefits from the exercise of stock-based compensation of $3,805,977, which resulted in an increase to equity.

Note 8 Earnings Per Share
The following table sets for the computation for basic and diluted earnings per share (EPS):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic and Diluted net income	$4,315,495	$1,779,374	$4,667,728	$3,765,062
Weighted average number of outstanding shares
Basic	2,598,178	2,381,474	2,553,562	2,359,649
Diluted	2,602,637	2,447,151	2,558,119	2,424,601
Earnings per share
Basic	$1.66	$0.75	$1.83	$1.60

Diluted	$1.66	$0.73	$1.82	$1.55

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
Note 10 Subsequent Events
The Company evaluated subsequent events from June 30, 2009, the date of these financial statements, through August 7, 2009, the date these financial statements were issued and available. There were no subsequent events to report that would have a material impact on the Consolidated Financial Statements.

DIAMOND HILL INVESTMENT GROUP, INC.
ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Statements
Throughout this Form 10-Q, the Company may make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to such matters as anticipated operating results, prospects for achieving the critical threshold of assets under management, technological developments, economic trends (including interest rates and market volatility), expected transactions and acquisitions and similar matters. The words “believe,” “expect,” “anticipate,” “estimate,” “should,” “hope,” “seek,” “plan,” “intend” and similar expressions identify forward-looking statements that speak only as of the date thereof. While the Company believes that the assumptions underlying its forward-looking statements are reasonable, investors are cautioned that any of the assumptions could prove to be inaccurate and accordingly, the actual results and experiences of the Company could differ materially from the anticipated results or other expectations expressed by the Company in its forward-looking statements. Factors that could cause such actual results or experiences to differ from results discussed in the forward-looking statements include, but are not limited to: the adverse effect from a decline in the securities markets; a decline in the performance of the Company’s products; changes in interest rates; a general or prolonged downturn in the economy; changes in government policy and regulation, including monetary policy; changes in the Company’s ability to attract or retain key employees; unforeseen costs and other effects related to legal proceedings or investigations of governmental and self-regulatory organizations; and other risks identified from time-to-time in the Company’s public documents on file with the SEC.
General
Diamond Hill Investment Group, Inc. (the “Company”), an Ohio corporation organized in 1990, derives its consolidated revenue and net income from primarily investment advisory and fund administration services provided by its subsidiary Diamond Hill Capital Management, Inc. (“DHCM”). DHCM is a registered investment adviser under the Investment Advisers Act of 1940 providing investment advisory services to individuals and institutional investors through the Diamond Hill sponsored mutual funds, separate accounts, and private investment funds (generally known as “hedge funds”). The Company was first incorporated in April 1990. During the first quarter of 2008, the Company incorporated two new subsidiaries, Beacon Hill Fund Services, Inc. (“BHFS”) and BHIL Distributors, Inc. (“BHIL”) to collectively operate as Beacon Hill. Beacon Hill provides certain fund administration services and distribution services to mutual fund companies, including Diamond Hill Funds.
In this section, the Company discusses and analyzes the consolidated results of operations for the three and six month periods ending June 30, 2009 and 2008 and other factors that may affect future financial performance. The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six month periods ended June 30, 2009, are not necessarily indicative of the results which may be expected for the entire fiscal year.
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

Assets Under Management
As of June 30, 2009, assets under management (“AUM”) totaled $4.7 billion, a 14% decrease in comparison to June 30, 2008. Revenues are highly dependent on both the value and composition of AUM. The following is a summary of the Company’s AUM by product and objective as of June 30, 2009 and 2008 and a roll-forward of AUM activity for the six months ended June 30, 2009 and 2008:

	Assets Under Management by Product
	As of June 30,
(in millions)	2009	2008	% Change
Mutual funds	$2,930	$3,899	-25%
Separate accounts	1,600	1,146	40%
Private investment funds	203	441	-54%

Total	$4,733	$5,486	-14%

	Assets Under Management by Objective
	As of June 30,
(in millions)	2009	2008	% Change
Small and Small-Mid Cap	$589	$548	7%
Large Cap and Select	1,862	1,221	52%
Long-Short	2,149	3,466	-38%
Strategic and fixed income	133	251	-47%

Total	$4,733	$5,486	-14%

	Change in Assets Under Management
	For the Six Months Ended June 30,
(in millions)	2009	2008
AUM at beginning of the period	$4,510	$4,403
Net cash inflows (outflows)
mutual funds	(269)	1,223
separate accounts	343	222
private investment funds	(38)	(44)

	36	1,401
Net market appreciation (depreciation) and income	187	(318)

Increase during the period	223	1,083

AUM at end of the period	$4,733	$5,486

Consolidated Results of Operations
The following is a discussion of the consolidated results of operations of the Company and its revenues and expenses.

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except per share amounts)	2009	2008	% Change	2009	2008	% Change
Net operating income after tax (a)	$1,664	$2,649	-37%	$3,058	$4,858	-37%
Net income	$4,315	$1,779	143%	$4,668	$3,765	24%

Net operating income after tax per share (a)
Basic	$0.64	$1.11	-42%	$1.20	$2.06	-42%
Diluted	$0.64	$1.08	-41%	$1.20	$2.00	-40%

Net income per share
Basic	$1.66	$0.75	121%	$1.83	$1.60	14%
Diluted	$1.66	$0.73	127%	$1.82	$1.55	17%

Weighted average shares outstanding
Basic	2,598	2,381		2,554	2,360
Diluted	2,603	2,447		2,558	2,425

(a)	— Net operating income after tax is a non-GAAP performance measure. See Use of Supplemental Data as Non-GAAP Performance Measure on page 21 of this report.
Three Months Ended June 30, 2009 compared with Three Months Ended June 30, 2008
The Company generated net income of $4,315,495 ($1.66 per diluted share) for the three months ended June 30, 2009, compared with net income of $1,779,374 ($0.73 per diluted share) for the three months ended June 30, 2008. Net income increased 143% despite a 14% decrease in AUM due primarily to a positive return on the Company’s corporate investment portfolio of $4.0 million for the three months ended June 30, 2009. Excluding the corporate investment return, net operating income after tax decreased $985 thousand, or 37%, for the period primarily due to a 14% decline in AUM and a shift in composition of AUM from long-short strategies, which typically have a higher fee, to long-only strategies.
Revenue

	Three Months Ended
	June 30,
(in thousands)	2009	2008	% Change
Investment advisory	$8,468	$10,755	-21%
Mutual fund administration, net	1,125	1,641	-31%

Total	$9,593	$12,396	-23%

As a percent of total second quarter 2009 revenues, investment advisory fees accounted for 88% and mutual fund administration fees accounted for the remaining 12% compared to the second quarter of 2008 where investment advisory fees accounted for 87% and mutual fund administration fees accounted for the remaining 13% of revenues.
Investment Advisory Fees. The overall decrease in investment advisory fees was primarily due to a decrease in AUM of just over $753 million period over period and a shift in AUM composition from long-short strategies to long only strategies, which resulted in a lower average advisory fee. Investment advisory fees are calculated as a percent of average net AUM at various levels depending on the investment product. The Company’s average advisory fee rate for the three months ended June 30, 2009 was 0.76% compared to 0.82% for the three months ended June 30, 2008. During the first half of 2009, the Long-Short Fund, which has a 0.90% advisory fee, experienced cash outflows resulting in a decrease in assets for that Fund of 37% from June 30, 2008. This factor contributed to the decrease in the average advisory fee rate for second quarter 2009 compared to second quarter 2008.

Mutual Fund Administration Fees. Mutual fund administration fees are calculated as a percent of average net AUM in the Diamond Hill Funds. The Company earns 0.34% on Class A and Class C shares and 0.20% on Class I shares. Given the decrease in mutual fund AUM experienced during the second half of 2008 through the first quarter of 2009, effective April 30, 2009, the Company increased its administration fees. Prior to April 30, 2009, fees were 0.30% for Class A and Class C shares and 0.18% for Class I shares. Due to a combination of fee changes and a decrease in mutual fund AUM of 25%, fund administration revenues decreased by $516 thousand for the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008.
Expenses

	Three Months Ended
	June 30,
(in thousands)	2009	2008	% Change
Compensation and related costs	$5,385	$6,615	-19%
General and administrative	746	600	24%
Sales and marketing	137	152	-10%
Third party distribution	216	396	-45%
Mutual fund administration	578	577	0%

Total	$7,062	$8,340	-15%

Compensation and Related Costs. Compensation expense decreased by $1.2 million, or 19%, during the three months ended June 30, 2009 over the same period a year ago. This reflects a decrease in incentive compensation of $1.0 million due to lower revenue and operating income, a decrease of $340 thousand in restricted stock expense for long-term equity awards that vested, and an increase in base salaries and related benefits of $123 thousand due to increased employee headcount.
General and Administrative. General and administrative expenses increased by $146 thousand, or 24%, period over period. This increase is primarily due to additional research expenses to support the Company’s investment team and and additional legal costs incurred during the quarter.
Sales and Marketing. Sales and marketing expenses decreased by $15 thousand, or 10%. This decrease was primarily due to a decrease in travel and other marketing expenses.
Third Party Distribution. Third party distribution expense represents payments made to intermediaries related to sales of the Company’s investment products. The expense is directly correlated with investments in the Company’s private investment funds. The period over period increase or decrease directly corresponds to the increase or decrease in investment advisory fees earned by the Company.
Mutual Fund Administration. Mutual fund administration expense was relatively flat period over period. The majority of mutual fund administration fees are variable based on the amount of mutual fund AUM. Despite the decrease in mutual fund AUM by $969 thousand, or 25%, during the quarter ended June 30, 2009 compared to June 30, 2008, mutual fund administration expenses remained relatively flat due to a fee increase by the sub-administrator and timing differences of certain other administration expenses.
Six Months Ended June 30, 2009 compared with Six Months Ended June 30, 2008
The Company generated net income of $4,667,728 ($1.82 per diluted share) for the six months ended June 30, 2009, compared with net income of $3,765,062 ($1.55 per diluted share) for the six months ended June 30, 2008. Net income increased 24% despite a 14% decrease in AUM primarily due to a positive return on the Company’s corporate investment portfolio of $2.5 million for the six months ended June 30, 2009, offset by a loss from Beacon Hill of $679 thousand for the six months ended June 30, 2009, compared to a negative return in the corporate investment portfolio of $1.7 million for the six months ended June 30, 2008 and a loss from Beacon Hill of $567 thousand for the six months ended June 30, 2008. Excluding the corporate investment return, net operating income after tax decreased $1.8 million or 37% for the period primarily due to a 14% decline in AUM and a shift in composition of AUM from long-short strategies, which typically have a higher fee, to long-only strategies.

Revenue

	Six Months Ended
	June 30,
(in thousands)	2009	2008	% Change
Investment advisory	$16,257	$20,268	-20%
Mutual fund administration, net	2,220	3,031	-27%

Total	$18,477	$23,299	-21%

As a percent of 2009 year to date revenues, investment advisory fees accounted for 88% and mutual fund administration fees accounted for the remaining 12% compared to the 2008 period where investment advisory fees accounted for 87% and mutual fund administration fees accounted for 13% of revenues.
Investment Advisory Fees. The overall decrease in investment advisory fees was primarily due to a decrease in AUM of $753 million period over period and a shift in AUM composition from long-short strategies to long only strategies, which resulted in a lower average advisory fee. Investment advisory fees are calculated as a percent of average net AUM at various levels depending on the investment product. The Company’s average advisory fee rate for the six months ended June 30, 2009 was 0.75% compared to 0.82% for the six months ended June 30, 2008. This decrease was mainly due to the decrease in AUM in the Diamond Hill Long-Short Fund, which has a 0.90% advisory fee. During the first half of 2009, the Diamond Hill Long-Short Fund, which has a 0.90% advisory fee, experienced cash outflows resulting in a decrease in assets for that Fund of 37% from June 30, 2008. This factor contributed to the decrease in the average advisory fee rate for first half of 2009 compared to first half of 2008.
Mutual Fund Administration Fees. Mutual fund administration fees are calculated as a percent of average net AUM in the Diamond Hill Funds. The Company earns 0.34% on Class A and Class C shares and 0.20% on Class I shares. Given the decrease in mutual fund AUM experienced during the second half of 2008 through the first quarter of 2009, effective April 30, 2009, the Company increased its fees. Prior to April 30, 2009, fees were 0.30% for Class A and Class C shares and 0.18% for Class I shares. Due to a combination of fee changes and a reduction in mutual fund AUM, fund administration revenues decreased by $811 thousand for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.
Expenses

	Six Months Ended
	June 30,
(in thousands)	2009	2008	% Change
Compensation and related costs	$10,523	$12,456	-16%
General and administrative	1,392	1,158	20%
Sales and marketing	283	266	6%
Third party distribution	464	792	-41%
Mutual fund administration	1,155	1,046	10%

Total	$13,817	$15,718	-12%

Compensation and Related Costs. Employee compensation and benefits decreased by $1.9 million, or 16%, during the six months ended June 30, 2009 compared to the six months ended June 30, 2008, reflecting increases in employee headcount, base salaries and related benefits offset by a lower incentive compensation accrual. Base salaries and related benefits increased by $587 thousand, or 11%, reflecting an increase in staffing from 47 to 57 employees. Incentive compensation decreased by $2.5 million, or 36%, reflecting a decrease in both revenue and operating income in the current fiscal year.
General and Administrative. General and administrative expenses increased by $234 thousand, or 20%. This increase is primarily due to additional research expenses to support the Company’s investment team and additional legal costs incurred during the period.

Sales and Marketing. Sales and marketing expenses increased by $17 thousand, or 6%. This increase was primarily due to an increase in travel and other marketing expenses related to new business growth.
Third Party Distribution. Third party distribution expense represents payments made to intermediaries related to sales of the Company’s investment products. The period over period increase or decrease directly correspond to the increase or decrease in investment advisory fees earned by the Company.
Mutual Fund Administration. Mutual fund administration expense increased by $109 thousand, or 10%. The majority of mutual fund administration fees are variable based on the amount of mutual fund AUM. Despite the decrease in mutual fund AUM by $969 thousand, or 25%, during the six months ended June 30, 2009 compared to six months ended June 30, 2008, mutual fund administration expenses increased related to a fee increase by the sub-administrator and timing difference of certain other administration expenses.
Beacon Hill Fund Services
Beacon Hill is currently staffed with eight experienced professionals and recently received approval for membership in the Financial Industry Regulatory Authority (“FINRA”) as a limited purpose broker/dealer. Beacon Hill has been actively marketing its services and has commitments from several clients to commence services at various starting dates throughout 2009. Most of these commitments are annually recurring engagements; however, there is no guarantee that the associated revenue will be realized. The Company continues to believe that Beacon Hill will achieve a run rate breakeven by the end of 2009. The following is a summary of Beacon Hill’s performance for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Gross revenue	$187,094	$19,388	$290,594	$19,388
Less: revenue from DHCM	(33,917)	—	(49,542)	—

Expenses	435,957	394,690	920,490	586,092

Net loss	$(282,780)	$(375,302)	$(679,438)	$(566,704)

Liquidity and Capital Resources
The Company’s entire investment portfolio is in liquid securities, which provide for cash liquidity, if needed, within three business days. Investments in mutual funds are valued at their current net asset value. Investments in private investment funds and other equity securities are valued based on readily available market quotations. Inflation is expected to have no material impact on the Company’s performance.
As of June 30, 2009, the Company had working capital of approximately $37.8 million compared to $24.1 million at December 31, 2008. Working capital includes cash, securities owned and accounts receivable, net of all liabilities. The Company has no debt and its available working capital is expected to be sufficient to cover current expenses. The Company does not expect any material capital expenditures during 2009.
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

Use of Supplemental Data as Non-GAAP Performance Measure

Net Operating Income After Tax
As supplemental information, we are providing performance measures that are based on methodologies other than generally accepted accounting principles (“non-GAAP”) for “Net Operating Income After Tax” that management uses as benchmarks in evaluating and comparing the period-to-period operating performance of the Company and its subsidiaries.
The Company defines “net operating income after tax” as the Company’s net operating income less income tax provision excluding investment return and the tax impact related to the investment return. The Company believes that “net operating income after tax” provides a good representation of the Company’s operating performance as it excludes the impact of investment return on financial results. The amount of the investment portfolio and market fluctuations on the investments can fluctuate significantly from one period to another, as seen over the past year, which can distort the underlying earnings potential of a company. We also believe “net operating income after tax” is an important metric in estimating the value of an asset management business. This measure is provided in addition to net income and net operating income and is not a substitute for net income or net operating income and may not be comparable to non-GAAP performance measures of other companies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net Operating Income, GAAP basis	$2,531,337	$4,055,628	$4,659,954	$7,581,199
Non-GAAP Adjustments:
Tax Provision excluding impact of Investment Return	866,918	1,406,581	1,601,976	2,722,771
Net operating income after tax, non-GAAP basis	1,664,419	2,649,047	3,057,978	4,858,428

Net operating income after tax per diluted share, non-GAAP basis	$0.64	$1.08	$1.20	$2.00

Diluted weighted average shares outstanding, GAAP basis	2,602,637	2,447,151	2,558,119	2,424,601
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
Critical Accounting Policies and Estimates
Recent Accounting Pronouncements:
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”), where the FASB Accounting Standards Codification (“Codification”) became the sole source of authoritative U.S. GAAP for interim and annual periods ending after September 15, 2009, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. The Company will adopt this standard during the third quarter of 2009. As the Codification is neither expected nor intended to change GAAP, the adoption of SFAS 168 will not have a material impact on its Consolidated Financial Statements. The adoption of this standard will only result in changes to the Company’s financial statement disclosure references.
There have been no other material changes to the Critical Accounting Policies and Estimates provided in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

DIAMOND HILL INVESTMENT GROUP, INC.
ITEM 3: Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in the information provided in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
PART II: OTHER INFORMATION
ITEM 1: Legal Proceedings
From time to time, the Company is party to various legal proceedings that are incidental to its business. The Company believes that none of these matters, either individually or in the aggregate, is reasonably likely to have a material adverse effect on its consolidated financial condition, liquidity or results of operations.
ITEM 1A: Risk Factors
There has been no material change to the information provided in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not purchase any shares of its common stock during the three months ended June 30, 2009. There remain 333,895 shares available to be purchased under a repurchase program approved by the Board of Directors and announced on August 9, 2007. This stock repurchase program is not subject to an expiration date.
ITEM 3: Defaults Upon Senior Securities
None

ITEM 4: Submission of Matters to a Vote of Security Holders
The Company’s 2009 Annual Meeting of Shareholders was held on May 21, 2009 at the Founders Club located in Nationwide Arena 200 W. Nationwide Blvd, Columbus, OH 43215. A majority of the Company’s voting shares were present at the meeting, either in person or by proxy.
At such meeting, the shareholders elected the first seven individuals listed below to serve on the Board of Directors for one year terms. Below are the voting results of the meeting.

Name	Votes For	Withheld
Lawrence E. Baumgartner	2,341,725	2,601
R. H. Dillon	2,341,181	3,145
David P. Lauer	2,277,311	67,015
Dr. James G. Mathias	2,321,121	23,205
David R. Meuse	2,331,408	12,918
Diane D. Reynolds	2,327,110	17,216
Donald B. Shackelford	2,310,968	33,358
Tim Eriksen	8,414	—
ITEM 5: Other Information
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
DIAMOND HILL INVESTMENT GROUP, INC.

Date	Title	Signature

August 7, 2009	President, Chief Executive Officer, and a Director	/s/ R. H. Dillon

R. H. Dillon

August 7, 2009	Chief Financial Officer, Treasurer, and Secretary	/s/ James F. Laird

James F. Laird

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Section 1350 Certifications.