Form 10-Q
period 2009-09-30
DIAMOND HILL INVESTMENT GROUP INC
filed 2009-11-06
CIK 909108

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
Commission file number 000-24498
DIAMOND HILL INVESTMENT GROUP, INC.
(Exact name of registrant as specified in its charter)

Ohio	65-0190407

(State of incorporation)	(I.R.S. Employer Identification No.)
325 John H. McConnell Blvd, Suite 200, Columbus, Ohio 43215
(Address, including Zip Code, of principal executive offices)
(614) 255-3333
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes: ☑ No: ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☑
The number of shares outstanding of the issuer’s common stock, as of November 6, 2009, is 2,617,574 shares.

DIAMOND HILL INVESTMENT GROUP, INC.

PART I: FINANCIAL INFORMATION
ITEM 1: Consolidated Financial Statements
Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	9/30/2009	12/31/2008
	(Unaudited)
ASSETS
Cash and cash equivalents	$27,216,341	$15,788,560
Investment portfolio	19,066,779	17,185,611
Accounts receivable	7,732,948	5,339,558
Prepaid expenses	702,817	1,067,388
Fixed assets, net of depreciation, and other assets	1,222,508	835,314
Income tax receivable	356,566	2,334,836
Deferred taxes	863,745	1,989,016

Total assets	$57,161,704	$44,540,283

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$3,596,950	$1,294,396
Accrued incentive compensation	8,460,000	13,000,000

Total liabilities	12,056,950	14,294,396

Commitments and contingencies	—	—

Shareholders’ Equity
Common stock, no par value 7,000,000 shares authorized; 2,612,214 issued and outstanding at September 30, 2009; 2,447,299 issued and outstanding at December 31, 2008	22,737,753	16,233,501
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred compensation	(4,425,245)	(4,908,215)
Retained earnings	26,792,246	18,920,601

Total shareholders’ equity	45,104,754	30,245,887

Total liabilities and shareholders’ equity	$57,161,704	$44,540,283

Tangible book value per share	$17.27	$12.36

See notes to consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
REVENUES:
Investment advisory	$9,516,666	$11,577,006	$25,773,460	$31,845,121
Mutual fund administration, net	1,854,978	1,770,894	4,075,351	4,801,714

Total revenue	11,371,644	13,347,900	29,848,811	36,646,835

OPERATING EXPENSES:
Compensation and related costs	6,744,380	7,125,709	17,267,784	19,582,071
General and administrative	809,375	789,248	2,201,294	1,946,986
Sales and marketing	157,539	169,981	439,971	440,911
Third party distribution	201,259	381,211	665,672	1,173,037
Mutual fund administration	610,522	659,758	1,765,567	1,700,639

Total operating expenses	8,523,075	9,125,907	22,340,288	24,843,644

NET OPERATING INCOME	2,848,569	4,221,993	7,508,523	11,803,191

Investment return	2,064,283	(2,319,263)	4,517,328	(4,025,376)

INCOME BEFORE TAXES	4,912,852	1,902,730	12,025,851	7,777,815

Income tax provision	(1,708,934)	(678,339)	(4,154,206)	(2,788,362)

NET INCOME	$3,203,918	$1,224,391	$7,871,645	$4,989,453

Earnings per share
Basic	$1.23	$0.50	$3.06	$2.09

Diluted	$1.23	$0.50	$3.05	$2.08

Weighted average shares outstanding
Basic	2,607,129	2,430,772	2,572,006	2,383,621

Diluted	2,611,933	2,444,340	2,576,657	2,396,999

See notes to consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flow (unaudited)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$7,871,645	$4,989,453
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation on furniture and equipment	188,034	131,610
Amortization of deferred compensation	1,241,008	2,287,358
(Increase) in accounts receivable	(2,393,390)	(1,932,008)
Change in deferred taxes	1,112,086	(2,484,624)
Stock option expense	—	2,233
Noncash director fee expense	150,062	167,281
Investment (gain) loss, net	(2,445,832)	3,275,157
Increase in accrued liabilities	2,614,770	7,784,979
Other changes in assets and liabilities	2,500,790	(390,528)

Net cash provided by operating activities	10,839,173	13,830,911

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(575,228)	(338,957)
Cost of investments purchased and other portfolio activity	(9,896,273)	(10,380,729)
Proceeds from sale of investments	10,460,937	13,704,181

Net cash provided by (used in) investing activities	(10,564)	2,984,495

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for repurchase of common shares	—	(862,115)
Payment of taxes withheld on employee stock transactions	(26,865)	(167,335)
Proceeds from common stock issuance	626,037	1,301,554

Net cash provided by financing activities	599,172	272,104

CASH AND CASH EQUIVALENTS
Net change during the period	11,427,781	17,087,510
At beginning of period	15,788,560	11,783,278

At end of period	$27,216,341	$28,870,788

Cash paid during the period for:
Interest	—	—
Income taxes	1,655,900	1,905,000

Noncash transactions during the period for:
Common stock issued as incentive compensation	4,852,216	5,754,140
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
Segment Information
Management has determined that the Company operates principally in one business segment, namely as an investment adviser to mutual funds, separate accounts, and private investment funds; and distributor, administrator, and transfer agent to mutual funds. Therefore, no disclosures relating to operating segments are required in annual or interim financial statements.
Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and money market funds.

Note 2 Significant Accounting Policies (Continued)
Accounts Receivable
Accounts receivable are recorded when they are due and are presented in the balance sheet, net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of those individuals or entities that owe the receivable. No allowance for doubtful accounts was deemed necessary at September 30, 2009 or December 31, 2008.
Valuation of Investment Portfolio
Investments held by the Company are valued based upon the definition of Level 1 inputs and Level 2 inputs. Level 1 inputs are defined as fair values which use quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are defined as quoted prices in markets that are not considered to be active for identical assets or liabilities, quoted prices in active markets for similar assets or liabilities and inputs other than quoted prices that are directly observable or indirectly through corroboration with observable market data. At September 30, 2009, $3,877,128 and $15,189,651 in Company investments are valued based upon Level 1 and Level 2 inputs, respectively.
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

Note 2 Significant Accounting Policies (Continued)
Revenue Recognition – Performance Incentive Revenue
The Company’s private investment funds and certain managed accounts provide for performance incentive fees. For management fees based on a formula, there are two methods by which incentive revenue may be recorded. Under “Method 1”, incentive fees are recorded at the end of the contract period; under “Method 2”, the incentive fees are recorded periodically and calculated as the amount that would be due under the formula at any point in time as if the contract was terminated at that date. Management has chosen Method 1, in which incentive fees are recorded at the end of the contract period for the specific client in which the incentive fee applies. The table below shows assets under management (“AUM”) subject to performance incentive fees and the performance incentive fees as calculated under each of the above methods:

	As Of September 30,
	2009	2008
AUM — Contractual Period Ends Quarterly	$106,500,933	$249,888,929
AUM — Contractual Period Ends Annually	154,601,503	299,504,260

Total AUM Subject to Performance Incentive	$261,102,436	$549,393,189

	For The Three Months Ending		For The Nine Months Ending
	September 30,		September 30,
	2009	2008	2009	2008
Performance Incentive Fees — Method 1	$—	$—	$4,645	$378,881
Performance Incentive Fees — Method 2	$(20,620)	$—	$179,406	$378,881
Amounts under Method 1 and Method 2 may differ throughout the year, but will generally be the same at fiscal year end because all client account contract periods end on December 31.
Revenue Recognition – Mutual Fund Administration
DHCM has an administrative and transfer agency services agreement with the Diamond Hill Funds (the “Funds”), under which DHCM performs certain services for each fund. These services include mutual fund administration, transfer agency and other related functions. For performing these services, each fund compensates DHCM a fee at an annual rate of 0.34% for Class A and Class C shares and 0.20% for Class I shares times each series’ average daily net assets. The Funds have selected and contractually engaged certain vendors to fulfill various services to benefit the Funds’ shareholders or to satisfy regulatory requirements of the Funds. These services include, among others, required fund shareholder mailings, registration fees, legal and audit fees. DHCM, in fulfilling a portion of its role under the administration agreement with the Funds, acts as agent to pay these obligations of the Funds. Each vendor is independently responsible for fulfillment of the services it has been engaged to provide and negotiates fees and terms with the management and board of trustees of the Funds. The fee that the Funds pay to DHCM is reviewed annually by the Funds’ board of trustees and specifically takes into account the contractual expenses that DHCM pays on behalf of the Funds. As a result, DHCM is not involved in the delivery or pricing of these services and bears no risk related to these services. Revenue has been recorded net of these Fund related expenses as it is the appropriate accounting treatment for this agency relationship. In addition, DHCM finances the up-front commissions which are paid by the Fund’s principal underwriter to brokers who sell Class C shares of the Funds. As financer, DHCM advances to the underwriter the commission amount to be paid to the selling broker at the time of sale. These advances are capitalized and amortized over 12 months to correspond with the re-payments DHCM receives from the principal underwriter to recoup this commission advancement.

Note 2 Significant Accounting Policies (Continued)
Revenue Recognition – Mutual Fund Administration (Continued)
Beacon Hill has underwriting and administrative service agreements with certain clients, including registered mutual funds. The fee arrangements vary from client to client based upon services provided and are recorded as revenue under Mutual Fund Administration. Part of Beacon Hill’s role as underwriter is to act as an agent on behalf of its mutual fund clients to receive 12b-1/service fees and commission revenue and facilitate the payment of those fees and commissions to third parties who provide services to the funds and their shareholders. The amount of 12b-1/service fees and commissions are determined by each mutual fund client and Beacon Hill bears no financial risk related to these services. As a result, 12b-1/service fees and commission revenue has been recorded net of the expense payments to third parties as it is the appropriate accounting treatment for this agency relationship.
Mutual fund administration gross and net revenue are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Mutual fund administration:
Administration Revenue, gross	$2,545,453	$2,647,960	$6,535,520	$7,161,024
12b-1/service fees and commission revenue received from Fund clients	1,770,999	—	3,113,628	—
12b-1/service fees and commission expense payments to third parties	(1,770,999)	—	(3,113,628)	—
Fund related expense	(709,395)	(892,451)	(2,408,964)	(2,378,500)

Revenue, net of fund related expenses	1,836,058	1,755,509	4,126,556	4,782,524

DHCM C-Share financing:
Broker commission advance repayments	108,028	502,519	631,497	1,333,370
Broker commission amortization	(89,108)	(487,134)	(682,702)	(1,314,180)

Financing activity, net	18,920	15,385	(51,205)	19,190

Mutual fund administration revenue, net	$1,854,978	$1,770,894	$4,075,351	$4,801,714

Third Party Distribution Expense
Third party distribution expenses are earned by various third party financial services firms based on sales and/or assets of the Company’s investment products generated by the respective firms. Expenses recognized represent actual payments made to the third party firms and are recorded in the period earned based on the terms of the various contracts.
Income Taxes
The Company accounts for income taxes through an asset and liability approach. A net deferred tax asset or liability is determined based on the tax effects of the various temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.
The Company has analyzed its tax positions taken on federal income tax returns for all open tax years (tax years ended December 31, 2006 through 2008) to determine any uncertainty in income taxes and has recognized no adjustment in the net asset or liability.

Note 2 Significant Accounting Policies (Continued)
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
Note 3 Investment Portfolio
As of September 30, 2009, the Company held investments worth $19.1 million and a cost basis of $16.7 million. The following table summarizes the market value of these investments as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
Diamond Hill Small Cap Fund	$675,398	$—
Diamond Hill Small-Mid Cap Fund	738,864	—
Diamond Hill Large Cap Fund	639,418	—
Diamond Hill Select Fund	649,452	—
Diamond Hill Long-Short Fund	571,323	—
Diamond Hill Strategic Income Fund	602,673	—
Diamond Hill Investment Partners, L.P.	3,807,308	7,494,929
Diamond Hill Investment Partners II, L.P.	4,705,356	3,767,480
Diamond Hill Research Partners, L.P.	6,676,987	—
Other marketable equity securities	—	5,923,202

Total Investment Portfolio	$19,066,779	$17,185,611

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

	September 30,	December 31,
	2009	2008
Total partnership assets	$187,781,843	$196,021,226
Total partnership liabilities	41,112,728	33,056,747
Net partnership assets	146,669,115	162,964,479
Net partnership income (loss)	27,670,563	(75,625,562)

DHCM’s portion of net assets	15,189,651	11,262,409
DHCM’s portion of net income (loss)	4,002,243	(3,866,314)
DHCM’s income from the Partnerships includes its pro-rata capital allocation and its share of an incentive allocation, if any, from the limited partners.

Note 4 Capital Stock
Common Shares
The Company has only one class of securities, Common Shares.
Authorization of Preferred Shares
The Company’s Articles of Incorporation authorize the issuance of 1,000,000 shares of “blank check” preferred shares with such designations, rights and preferences, as may be determined from time to time by the Company’s Board of Directors. The Board of Directors is authorized, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting or other rights of the holders of the Common Shares. There were no shares of preferred stock issued or outstanding at September 30, 2009 or December 31, 2008.
Note 5 Stock-Based Compensation
Equity Incentive Plans
2005 Employee and Director Equity Incentive Plan
At the Company’s annual shareholder meeting on May 12, 2005, shareholders approved the 2005 Employee and Director Equity Incentive Plan (“2005 Plan”). The 2005 Plan is intended to facilitate the Company’s ability to attract and retain staff, provide additional incentive to employees, directors and consultants, and to promote the success of the Company’s business. The 2005 Plan authorizes the issuance of Common Shares of the Company in various forms of stock or option grants. As of September 30, 2009, there were 356,449 shares available for issuance under the 2005 Plan. The 2005 Plan provides that the Board of Directors, or a committee appointed by the Board, may grant awards and otherwise administer the 2005 Plan. Restricted stock grants issued under the plan which vest over time, are recorded as deferred compensation on grant date and then recognized as compensation expense over the vesting period of the respective grant.
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

Note 5 Stock-Based Compensation (Continued)
401(k) Plan
The Company sponsors a 401(k) plan under which all employees participate in the plan. Employees may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions of Common Shares of the Company with a value equal to 200 percent of the first six percent of an employee’s compensation contributed to the plan. Employees become fully vested in the matching contributions after six plan years of employment. For the three months ended September 30, 2009 and 2008, expenses attributable to the plan were $188,039 and $169,206, respectively. For the nine months ended September 30, 2009 and 2008, expenses attributable to the plan were $558,598 and $465,317.
Stock Options and Warrants
The Company recognizes all share-based payments to employees and directors, including grants of stock options, as expense in the income statement based on their fair values. The amount of compensation is measured at the fair value of the options when granted, and this cost is expensed over the required service period, which is normally the vesting period of the options. This expense recognition has been applied to options granted or modified after October 1, 2005. Compensation cost is recorded for prior option grants that vest after October 1, 2005.
Stock option and warrant transactions under the various plans are summarized below:

	Options		Warrants
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding December 31, 2007	92,500	$10.40	25,400	$47.00
Exercisable December 31, 2007	72,500	$12.03	25,400	$47.00
Granted	—	—	—	—
Expired / Forfeited	—	—	12,000	73.75
Exercised	85,500	8.95	3,000	56.67

Outstanding September 30, 2008	7,000	$28.10	10,400	$13.35

Exercisable September 30, 2008	7,000	$28.10	10,400	$13.35

Outstanding December 31, 2008	—	$—	10,000	$13.00
Exercisable December 31, 2008	—	$—	10,000	$13.00
Granted	—	—	—	—
Expired / Forfeited	—	—	—	—
Exercised	—	—	4,000	16.88

Outstanding September 30, 2009	—	$—	6,000	$10.42

Exercisable September 30, 2009	—	$—	6,000	$10.42

Note 5 Stock-Based Compensation (Continued)
Stock Options and Warrants (Continued)
Warrants outstanding and exercisable at September 30, 2009 are as follows:

Warrants
	Remaining
Number	Life	Number
Outstanding	In Years	Exercisable	Exercise Price
4,000	0.41	4,000	$11.25
2,000	0.61	2,000	8.75

6,000	0.48	6,000

The aggregate intrinsic value of warrants outstanding and exercisable as of September 30, 2009 is $285,320.
Note 6 Operating Leases
The Company leases approximately 19,000 square feet of office space at its principal office under an operating lease agreement which terminates on July 31, 2016. In addition, the Company leases approximately 2,200 square feet of office space for a subsidiary company under an operating lease agreement which terminates on February 28, 2011. Total lease and operating expenses for the three months ended September 30, 2009 and 2008 were $142,947 and $100,389, respectively. Total lease and operating expenses for the nine months ended September 30, 2009 and 2008 were $358,730 and $290,103, respectively. The approximate future minimum lease payments under the operating leases are as follows:

2009	2010	2011	2012	2013	Thereafter
$89,000	$358,000	$340,000	$348,000	$356,000	$929,000
In addition to the above rent, the Company will also be responsible for normal operating expenses of the properties. Such operating expenses were approximately $8.90 per square foot in 2008 and are expected to be approximately $9.79 per square foot in 2009 on a combined basis.
Note 7 Income Taxes
The provision for income taxes for the three months and nine months ended September 30, 2009 and 2008 consists of federal, state and city income taxes. As of December 31, 2008, the Company and its subsidiaries had a capital loss carry forward for tax purposes of approximately $2,072,000. The capital loss carryforward is available to offset capital gains in future years.
Tax Impact of Stock Option and Warrant Exercises
For the nine months ended September 30, 2009, the Company received federal tax benefits of $144,764 from the vesting of restricted stock grants, warrants exercised during 2009, and the disqualifying sale related to incentive stock options exercised during 2008, which resulted in an increase to equity during the period. For the year ended December 31, 2008, the Company received federal tax benefits from the exercise of stock-based compensation of $3,805,977, which resulted in an increase to equity.

Note 8 Earnings Per Share
The following table sets for the computation for basic and diluted earnings per share (EPS):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic and Diluted net income	$3,203,918	$1,224,391	$7,871,645	$4,989,453
Weighted average number of outstanding shares
Basic	2,607,129	2,430,772	2,572,006	2,383,621
Diluted	2,611,933	2,444,340	2,576,657	2,396,999
Earnings per share
Basic	$1.23	$0.50	$3.06	$2.09

Diluted	$1.23	$0.50	$3.05	$2.08

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
Note 10 Subsequent Events
The Company evaluated subsequent events from September 30, 2009, the date of these financial statements, through November 6, 2009, the date these financial statements were issued and available. On November 4, 2009, the Company’s board of directors approved a special cash dividend of $10.00 per share payable December 15, 2009 to shareholders of record on December 1, 2009. This dividend will reduce shareholders equity by approximately $26.2 million. There were no other subsequent events to report that would have a material impact on the Consolidated Financial Statements.

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
General
Diamond Hill Investment Group, Inc. (the “Company”), an Ohio corporation organized in 1990, derives its consolidated revenue and net income from investment advisory and fund administration services provided by its subsidiaries Diamond Hill Capital Management, Inc. (“DHCM”), Beacon Hill Fund Services, Inc. (“BHFS”), and BHIL Distributors, Inc. (“BHIL”). BHFS and BHIL collectively operate as Beacon Hill. DHCM is a registered investment adviser under the Investment Advisers Act of 1940 providing investment advisory services to individuals and institutional investors through Diamond Hill Funds, separate accounts, and private investment funds (generally known as “hedge funds”). Beacon Hill was incorporated during the first quarter of 2008, and provides certain fund administration services and distribution services to mutual fund companies, including Diamond Hill Funds.
In this section, the Company discusses and analyzes the consolidated results of operations for the three and nine month periods ending September 30, 2009 and 2008 and other factors that may affect future financial performance. The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine month periods ended September 30, 2009, are not necessarily indicative of the results which may be expected for the entire fiscal year.
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

Assets Under Management
As of September 30, 2009, assets under management (“AUM”) totaled $5.5 billion, a 1% decrease in comparison to September 30, 2008. Revenues are highly dependent on both the value and composition of AUM. The following is a summary of the Company’s AUM by product and objective as of September 30, 2009 and 2008 and a roll-forward of AUM activity for the nine months ended September 30, 2009 and 2008:

	Assets Under Management by Product
	As of September 30,
(in millions)	2009	2008	% Change
Mutual funds	$3,317	$3,864	-14%
Separate accounts	1,957	1,315	49%
Private investment funds	215	369	-42%

Total	$5,489	$5,548	-1%

	Assets Under Management by Objective
	As of September 30,
(in millions)	2009	2008	% Change
Small and Small-Mid Cap	$716	$582	23%
Large Cap and Select	2,508	1,422	76%
Long-Short	2,115	3,363	-37%
Strategic and fixed income	150	181	-17%

Total	$5,489	$5,548	-1%

	Change in Assets Under Management
	For the Nine Months Ended September 30,
(in millions)	2009	2008
AUM at beginning of the period	$4,510	$4,403
Net cash inflows (outflows)
mutual funds	(229)	1,482
separate accounts	423	545
private investment funds	(46)	(73)

	148	1,954
Net market appreciation (depreciation) and income	831	(809)

Increase during the period	979	1,145

AUM at end of the period	$5,489	$5,548

Consolidated Results of Operations
The following is a discussion of the consolidated results of operations of the Company and its revenues and expenses.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except per share amounts)	2009	2008	% Change	2009	2008	% Change
Net operating income after tax (a)	$1,858	$2,717	-32%	$4,915	$7,572	-35%
Net income	$3,204	$1,224	162%	$7,872	$4,989	58%

Net operating income after tax per share (a)
Basic	$0.71	$1.12	-36%	$1.91	$3.18	-40%
Diluted	$0.71	$1.11	-36%	$1.91	$3.16	-40%

Net income per share
Basic	$1.23	$0.50	146%	$3.06	$2.09	46%
Diluted	$1.23	$0.50	146%	$3.05	$2.08	47%

Weighted average shares outstanding
Basic	2,607	2,431		2,572	2,384
Diluted	2,612	2,444		2,577	2,397

(a)	– Net operating income after tax is a non-GAAP performance measure. See Use of Supplemental Data as Non-GAAP Performance Measure on page 21 of this report.
Three Months Ended September 30, 2009 compared with Three Months Ended September 30, 2008
The Company generated net income of $3,203,918 ($1.23 per diluted share) for the three months ended September 30, 2009, compared with net income of $1,224,391 ($0.50 per diluted share) for the three months ended September 30, 2008. Net income increased 162% due primarily to a positive return on the Company’s corporate investment portfolio of $2.1 million for the three months ended September 30, 2009 compared to a negative return on the Company’s corporate investment portfolio of $2.3 million for the three months ended September 30, 2008. Excluding the corporate investment return, net operating income after tax decreased $859 thousand, or 32%, for the period primarily due to a shift in composition of AUM from long-short strategies, which typically have a higher fee, to long-only strategies.
Revenue

	Three Months Ended
	September 30,
(in thousands)	2009	2008	% Change
Investment advisory	$9,517	$11,577	-18%
Mutual fund administration, net	1,855	1,771	5%

Total	$11,372	$13,348	-15%

As a percent of total second quarter 2009 revenues, investment advisory fees accounted for 84% and mutual fund administration fees accounted for the remaining 16% compared to the second quarter of 2008 where investment advisory fees accounted for 87% and mutual fund administration fees accounted for the remaining 13% of revenues.
Investment Advisory Fees. The overall decrease in investment advisory fees was primarily due to a shift in AUM composition from long-short strategies to long only strategies, which resulted in a lower average advisory fee. Investment advisory fees are calculated as a percent of average net AUM at various levels depending on the investment product. The Company’s average advisory fee rate for the three months ended September 30, 2009 was 0.74% compared to 0.82% for the three months ended September 30, 2008. Through September 30, 2009, the Long-Short Fund, which has a 0.90% advisory fee, experienced cash outflows resulting in a decrease in assets for that Fund of 34% from September 30, 2008. This factor contributed to the decrease in the average advisory fee rate for third quarter 2009 compared to third quarter 2008.

Mutual Fund Administration Fees. Mutual fund administration fees are calculated as a percent of average net AUM in the Diamond Hill Funds. The Company earns 0.34% on Class A and Class C shares and 0.20% on Class I shares. Given the decrease in mutual fund AUM experienced during the second half of 2008 through the first quarter of 2009, effective April 30, 2009, the Company increased its administration fees. Fund administration revenues increased by $84 thousand for the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008 due to the change in fees during second quarter 2009.
Expenses

	Three Months Ended
	September 30,
(in thousands)	2009	2008	% Change
Compensation and related costs	$6,744	$7,126	-5%
General and administrative	809	789	3%
Sales and marketing	158	170	-7%
Third party distribution	201	381	-47%
Mutual fund administration	611	660	-7%

Total	$8,523	$9,126	-7%

Compensation and Related Costs. Compensation expense decreased by $382 thousand, or 5%, during the three months ended September 30, 2009 over the same period a year ago. This reflects a decrease of $598 thousand in restricted stock expense due to an overall decrease in the total amount of long-term equity awards outstanding in 2009 compared to 2008 offset by an increase in base salaries and related benefits of $216 thousand due to increased employee headcount. Incentive compensation for third quarter 2009 remained flat compared to third quarter 2008.
General and Administrative. General and administrative expenses increased by $20 thousand, or 3%, period over period. This increase is primarily due to additional research expenses to support the Company’s investment team and additional legal costs incurred during the quarter.
Sales and Marketing. Sales and marketing expenses decreased by $12 thousand, or 7%. This decrease was primarily due to a decrease in travel and other marketing expenses.
Third Party Distribution. Third party distribution expense represents payments made to intermediaries related to sales of the Company’s investment products. The expense is directly correlated with investments in the Company’s private investment funds. The period over period increase or decrease directly corresponds to the increase or decrease in investment advisory fees earned by the Company.
Mutual Fund Administration. Mutual fund administration expense decreased by $49 thousand, or 7%, period over period. The majority of mutual fund administration fees are variable based on the amount of mutual fund AUM. Despite an overall decrease in mutual fund AUM of $547 thousand, or 14%, during the quarter ended September 30, 2009 compared to September 30, 2008, mutual fund administration expenses decreased only 7% due to a fee increase by the sub-administrator and timing differences of certain other administration expenses.
Nine Months Ended September 30, 2009 compared with Nine Months Ended September 30, 2008
The Company generated net income of $7,871,645 ($3.05 per diluted share) for the nine months ended September 30, 2009, compared with net income of $4,989,453 ($2.08 per diluted share) for the nine months ended September 30, 2008. Net income increased 58% despite a 1% decrease in AUM primarily due to a positive return on the Company’s corporate investment portfolio of $4.5 million for the nine months ended September 30, 2009, offset by a loss from Beacon Hill of $822 thousand for the nine months ended September 30, 2009, compared to a negative return in the corporate investment portfolio of $4.0 million for the nine months ended September 30, 2008 and a loss from Beacon Hill of $1.0 million for the nine months ended September 30, 2008. Excluding the corporate investment return, net operating income after tax decreased $2.7 million, or 35%, for the period primarily due to an average decline in AUM of 13% decline in the first half of 2009 and a shift in composition of AUM from long-short strategies, which typically have a higher fee, to long-only strategies.

Revenue

	Nine Months Ended
	September 30,
(in thousands)	2009	2008	% Change
Investment advisory	$25,774	$31,845	-19%
Mutual fund administration, net	4,075	4,802	-15%

Total	$29,849	$36,647	-19%

As a percent of 2009 year to date revenues, investment advisory fees accounted for 86% and mutual fund administration fees accounted for the remaining 14% compared to the 2008 period where investment advisory fees accounted for 87% and mutual fund administration fees accounted for 13% of revenues.
Investment Advisory Fees. The overall decrease in investment advisory fees was primarily due to a shift in AUM composition from long-short strategies to long only strategies, which resulted in a lower average advisory fee. Investment advisory fees are calculated as a percent of average net AUM at various levels depending on the investment product. The Company’s average advisory fee rate for the nine months ended September 30, 2009 was 0.74% compared to 0.82% for the nine months ended September 30, 2008. This decrease was mainly due to the decrease in AUM in the Diamond Hill Long-Short Fund, which has a 0.90% advisory fee. As of September 30, 2009, the Diamond Hill Long-Short Fund, which has a 0.90% advisory fee, experienced cash outflows resulting in a decrease in assets for that Fund of 34% from September 30, 2008. This factor contributed to the decrease in the average advisory fee rate for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.
Mutual Fund Administration Fees. Mutual fund administration fees are calculated as a percent of average net AUM in the Diamond Hill Funds. The Company earns 0.34% on Class A and Class C shares and 0.20% on Class I shares. Given the decrease in mutual fund AUM experienced during the second half of 2008 through the first quarter of 2009, effective April 30, 2009, the Company increased its fees. Due to a combination of fee changes and a reduction in mutual fund AUM of 14% as of September 30, 2009 compared to September 30, 2008, fund administration revenues decreased by $6.1 million, or 19%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.
Expenses

	Nine Months Ended
	September 30,
(in thousands)	2009	2008	% Change
Compensation and related costs	$17,268	$19,582	-12%
General and administrative	2,201	1,947	13%
Sales and marketing	440	441	0%
Third party distribution	666	1,173	-43%
Mutual fund administration	1,765	1,701	4%

Total	$22,340	$24,844	-10%

Compensation and Related Costs. Employee compensation and benefits decreased by $2.3 million, or 12%, during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, reflecting increases in employee headcount, base salaries and related benefits offset by a lower incentive compensation accrual. Base salaries and related benefits increased by $925 thousand, or 15%, reflecting an increase in staffing from 56 to 63 employees offset by a decrease in restricted stock expense of $1 million, or 46%, due to an overall decrease in the total amount of long-term equity awards outstanding in 2009 compared to 2008. Incentive compensation decreased by $2.5 million, or 36%, reflecting a decrease in both revenue and operating income in the current fiscal year.

General and Administrative. General and administrative expenses increased by $254 thousand, or 13%. This increase is primarily due to additional research and technology expenses to support the Company’s investment team and the rent expense due to the expansion of our office space in July 2009.
Sales and Marketing. Sales and marketing expenses remained flat period over period. Travel and other marketing efforts have remained relatively consistent in the first nine months of 2009 compared to the first nine months of 2008 related to new business growth.
Third Party Distribution. Third party distribution expense represents payments made to intermediaries related to sales of the Company’s investment products. The period over period increase or decrease directly correspond to the increase or decrease in investment advisory fees earned by the Company.
Mutual Fund Administration. Mutual fund administration expense increased by $64 thousand, or 4%. The majority of mutual fund administration fees are variable based on the amount of mutual fund AUM. Despite the decrease in mutual fund AUM by $547 thousand, or 14%, during the nine months ended September 30, 2009 compared to nine months ended September 30, 2008, mutual fund administration expenses increased related to a fee increase by the sub-administrator and timing difference of certain other administration expenses.
Beacon Hill Fund Services
Beacon Hill is currently staffed with eleven experienced professionals, up from seven at September 30, 2008, and provides compliance, treasurer, and other regulatory oversight services to mutual fund clients. In addition, through its registered broker/dealer, Beacon Hill also serves as the underwriter for a number of mutual funds. Beacon Hill has been actively marketing its services and has commitments from several clients to commence services at various starting dates in 2009 and 2010. Most of these commitments are annually recurring engagements. The Company continues to believe that Beacon Hill will achieve a run rate breakeven by the end of 2009 and generate an operating profit in 2010. The following is a summary of Beacon Hill’s performance for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008 excluding 12b-1/service fees and commission revenue and expenses, which net to zero:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Gross revenue	$372,958	$28,250	$663,551	$47,637
Less: revenue from DHCM	(42,725)	—	(92,267)	—

Net revenue	330,233	28,250	571,284	47,637

Expenses	473,204	488,412	1,393,693	1,074,504

Net loss	$(142,971)	$(460,162)	$(822,409)	$(1,026,867)

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
As of September 30, 2009, the Company had working capital of approximately $41.9 million compared to $24.1 million at December 31, 2008. Working capital includes cash, securities owned and accounts receivable, net of all liabilities. The Company has no debt and its available working capital is expected to be sufficient to cover current expenses. The Company does not expect any material capital expenditures during 2009.

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

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2009	2008	2009	2008
Net Operating Income, GAAP basis	$2,848,569	$4,221,993	$7,508,523	$11,803,191
Non-GAAP Adjustments:
Tax Provision excluding impact of Investment Return	990,874	1,505,175	2,593,742	4,231,467
Net operating income after tax, non-GAAP basis	1,857,695	2,716,818	4,914,781	7,571,724

Net operating income after tax per basic share, non-GAAP basis	$0.71	$1.12	$1.91	$3.18
Net operating income after tax per diluted share, non-GAAP basis	$0.71	$1.11	$1.91	$3.16

Basic weighted average shares outstanding, GAAP basis	2,607,129	2,430,772	2,572,006	2,383,621
Diluted weighted average shares outstanding, GAAP basis	2,611,933	2,444,340	2,576,657	2,396,999
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
ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not purchase any shares of its common stock during the three months ended September 30, 2009. There remain 333,895 shares available to be purchased under a repurchase program approved by the Board of Directors and announced on August 9, 2007. This stock repurchase program is not subject to an expiration date.
ITEM 3: Defaults Upon Senior Securities
None
ITEM 4: Submission of Matters to a Vote of Security Holders
None
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
DIAMOND HILL INVESTMENT GROUP, INC.

Date	Title	Signature

November 6, 2009	President, Chief Executive Officer,	/s/ R. H. Dillon

	and a Director	R. H. Dillon

November 6, 2009	Chief Financial Officer, Treasurer,	/s/ James F. Laird

	and Secretary	James F. Laird

DIAMOND HILL INVESTMENT GROUP, INC.
EXHIBIT INDEX

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