Form 10-K/A
period 2008-12-31
DIAMOND HILL INVESTMENT GROUP INC
filed 2010-01-29
CIK 909108

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1

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
2,590,225 Common Shares outstanding as of March 10, 2009.
Documents incorporated by reference: Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the registrant’s 2009 Annual Meeting of Shareholders filed on April 9, 2009.

EXPLANATORY NOTE
Diamond Hill Investment Group, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2009 (the “Original Annual Report”), in response to certain comments raised by the staff of the SEC.
Item 1A “Risk Factors” of the Original Annual Report is hereby amended to revise the risk factor captioned “A significant portion of the Company’s revenues are based on contracts with the Diamond Hill Funds that are subject to termination without cause and on short notice.”
Item 11 “Executive Compensation” is hereby amended to revise the disclosure set forth in the “Compensation Discussion and Analysis” section.
Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” is hereby amended to add the Equity Compensation Plan Information table required by Item 201(d) of Regulation S-K.
Item 15 “Exhibits, Financial Statement Schedules” is hereby amended to provide more detailed references to certain exhibits that are incorporated by reference and to add the Company’s controller to the signature page.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment also includes currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.
This Amendment speaks only to the original filing date of the Original Annual Report and, except for those items discussed in this explanatory note, does not change any of the other disclosure contained in the Original Annual Report. This Amendment, together with the Original Annual Report, constitutes the Annual Report on Form 10-K of the Company for the year ended December 31, 2008.
This Amendment does not reflect events after the filing of the Original Annual Report or modify or update those disclosures affected by subsequent events. Therefore, you should read this Amendment together with the other reports of the Company that update and supersede the information contained in this Amendment.

PART I
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
The Company is very dependent on its contractual relationships with the Funds. In the event the advisory or administration agreements with Funds are terminated, not renewed, or amended to reduce fees, the Company would be materially and adversely affected. Generally, these agreements are terminable by the Funds upon 60 days’ written notice without penalty. Each of these agreements is subject to annual approval by either (i) the Board of Trustees of the applicable Fund or (ii) a vote of the majority of the outstanding voting securities of the Fund. The agreements automatically terminate in the event of their assignment by either the Company or the Fund. The Company considers its relationship with the Funds and their Board of Trustees to be good, and it has no reason to believe that these advisory or administration contracts will not be renewed in the future; however, there can be no assurance that the Funds will choose to continue their relationships with the Company. The Company generated approximately 72%, 69% and 54% of its 2008, 2007 and 2006 revenues, respectively, from its advisory and administrative contracts with the Funds.
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

PART III
ITEM 11: Executive Compensation
CORPORATE GOVERNANCE
The Board held a total of five meetings during the year ended December 31, 2008. The Board has four standing committees: the Executive Committee, the Audit Committee, the Compensation Committee and the Nominating Committee. Each director attended at least 75% of the aggregate of (a) the total number of Board meetings held during the period for which he or she has been a director during the last fiscal year, and (b) the total number of meetings held by all committees of the Board on which he or she served during the periods that he or she served during the last fiscal year.
Director Independence
The Board has determined that, with the exception of Mr. Dillon, (i) none of the directors has any relationship with the Company that would interfere with carrying out the duties of a director and (ii) all of the directors are independent under the rules and independence standards of the SEC and NASDAQ. In making its determination, the Board did not consider any relationships between the Company and any independent directors that are not disclosable under Item 404 of SEC Regulation S-K.
Director Nomination Process
On February 26, 2009, the Board established a Nominating Committee. Since the Company previously had no Nominating Committee, for past years and in determining the nominees for this Annual Meeting all the directors participated in the consideration of director nominees, with nominees recommended for the Board’s selection by a majority of independent directors. All directors, other than Mr. Dillon, are independent under the rules and independence standards of the SEC and NASDAQ. The Board used certain criteria to assess potential directors, including significant skill and experience in financial services, investments, accounting, marketing, operations, legal matters or in other areas that are important to the Company’s success.
The Board has not established a formal process for identifying and evaluating nominees due to its desire to approach the nominations process according to the composition of the Board at the time. However, the process for identifying and evaluating nominees is generally as follows: In the case of an incumbent director whose term of office is set to expire, the Board reviews the director’s overall service to the Company during his or her term, including the number of meetings attended, level of participation and quality of performance. In the case of new director candidates, the Board determines whether the nominee is independent and whether the new director must be independent for us to remain in compliance with NASDAQ rules. Incumbent directors will be nominated for reelection or, if the Board feels a new director is necessary or desirable, it will use its network of contacts to compile a list of potential candidates. The Board then meets to discuss and consider each candidate’s qualifications, and the independent directors choose the nominees by majority vote.
The Board does not currently have any specific policies regarding the consideration of director candidates recommended by shareholders and will consider shareholder recommendations for directors using the process and criteria set forth above. Now that the Board has established a standing Nominating Committee, this Committee will direct the Company’s director nomination process. It is expected that certain aspects of this process will change, although the Nominating Committee has not changed anything as of the date of this Proxy Statement. Further, the Nominating Committee may, in its discretion, adopt policies in the future regarding the consideration of director candidates recommended by shareholders. Shareholder recommendations for Board candidates must be directed in writing to the Company at 325 John H. McConnell Boulevard, Suite 200, Columbus, Ohio 43215, Attention: Secretary, and must include the candidate’s name, home and business contact information, detailed biographical data and qualifications, information regarding any relationships between the candidate and us within the last three years, and evidence of the recommending person’s ownership of our common shares.

Executive Committee
The Executive Committee is authorized, when it is not practical or in the Company’s best interest to wait until a Board meeting, to take any and all actions or incur any obligations which could be taken by the full Board. The members of the Executive Committee as of December 31, 2008, were Mr. Meuse and Dr. Mathias. The Executive Committee did not meet during the year ended December 31, 2008.
Audit Committee
The Audit Committee engages the independent registered public accounting firm and reviews and approves the scope and results of any outside audit of the Company and the fees therefore and generally oversees the Company’s auditing and accounting matters. The Audit Committee also reviews all related person transactions for potential conflicts of interest situations on an ongoing basis, and all such transactions are approved by the Audit Committee. Additional information on the approval of related person transactions is available under the heading “Certain Relationships and Related Person Transactions” below. The Audit Committee’s responsibilities are outlined further in its written charter, a copy of which is available on the “Investor Relations” page of the Company’s website, http://www.diamond-hill.com.
The Audit Committee is comprised of Mr. Lauer, Dr. Mathias and Ms. Reynolds, each of whom qualifies as independent under the rules and independence standards of the SEC and NASDAQ. The Board has determined that Mr. Lauer, the Chair of the Audit Committee, is a “financial expert” as defined by applicable SEC rules. The Audit Committee met four times during the year ended December 31, 2008, and its report relating to the Company’s 2008 fiscal year appears below under the heading “AUDIT COMMITTEE MATTERS.”
Compensation Committee
The Compensation Committee is comprised of Mr. Baumgartner, Mr. Shackelford and Ms. Reynolds, each of whom is independent under NASDAQ and SEC rules, is a “non-employee” director under SEC rules and is an “outside director” under applicable tax laws. Mr. Shackelford serves as the Chair of the Compensation Committee. The Compensation Committee is organized and conducts its business pursuant to a written charter adopted by the Board, a copy of which is available on the “Investor Relations” page of the Company’s website, http://www.diamond-hill.com.
The Compensation Committee reviews and approves the Company’s executive compensation policy, evaluates the performance of the Company’s executive officers in light of corporate goals and objectives approved by the Compensation Committee, approves the annual salary, bonus, stock grants and other benefits, direct and indirect, of our other senior employees, makes recommendations to the full Board with respect to incentive-compensation plans and equity-based plans and determines director and committee member/chair compensation for non-employee directors. The Compensation Committee also administers the Company’s equity and other incentive plans. The Compensation Committee met three times during the 2008 fiscal year. A description of the Company’s processes and procedures for the consideration and determination of executive officer compensation are discussed under the heading “Compensation Discussion and Analysis” below.
Nominating Committee
The Nominating Committee was established on February 26, 2009, and therefore, did not meet during the 2008 fiscal year. Mr. Baumgartner, Mr. Meuse, and Mr. Shackelford serve on our Nominating Committee, all of whom the Board of Directors has determined are independent. Among the committee’s responsibilities are evaluating and recommending to the Board director nominees, and overseeing procedures regarding shareholder nominations and other communications to the Board. The Nominating Committee is organized and conducts its business pursuant to a written charter adopted by the Board, a copy of which is available on the “Investor Relations” page of the Company’s website, http://www.diamond-hill.com.

Director Compensation
Director compensation is reviewed and approved by the Compensation Committee, and approved by the full Board of Directors. During the 2008 fiscal year, the non-employee directors received an annual retainer of $30,000, which was paid entirely in common shares, and an additional quarterly cash retainer of $2,000. The Chairs of the Board, Audit Committee and Compensation Committee each receive an additional quarterly cash retainer of $1,250. Members of each Committee, including the Chairs, received $1,000 for each meeting attended in person or by phone.
The following table sets forth information regarding the compensation paid to the directors during 2008. Mr. Dillon, President and Chief Executive Officer, does not receive any compensation for his service as a director.

					Change in
					Pension Value
					and
				Non-Equity	Nonqualified
	Fees Earned			Incentive	Deferred
	or Paid in	Stock	Option	Plan	Compensation	All Other
Name	Cash(1)	Awards(2)	Awards	Compensation	Earnings	Compensation	Total

Lawrence E. Baumgartner	$5,000	$17,500	—	—	—	—	$22,500

David P. Lauer	$19,000	$30,000	—	—	—	—	$49,000

David R. Meuse	$13,000	$30,000	—	—	—	—	$43,000

Dr. James G. Mathias	$12,000	$30,000	—	—	—	—	$42,000

Diane D. Reynolds	$15,000	$30,000	—	—	—	—	$45,000

Donald B. Shackelford	$16,000	$30,000	—	—	—	—	$46,000

(1)
Consists of cash retainer fees of $5,000 for the Chairs of the Board, Audit Committee and Compensation Committee, quarterly cash retainers of $2,000 for each board member, and per Committee meeting fees of $1,000.

(2)
The amount shown is the expense, determined under Statement of Financial Accounting Standards No. 123R (“FAS 123R”), incurred and recognized in the financial statements in 2008 for awards granted to the Company’s directors. On January 18, 2008, each director, with the exception of Mr. Baumgartner, received a grant of 428 shares for service as a non-employee director, which had a value of $30,000 based on the market price of the shares on that date. On May 21, 2008, Mr. Baumgartner received a grant of 189 shares for service as a non-employee director, which had a value of $17,500 based on the market price of the shares on that date. Mr. Baumgartner became a director on May 21, 2008, and his grant represents a pro-rated amount of the annual retainer. These shares were granted under the 2005 Employee and Director Equity Incentive Plan. For more information on the expensing of these awards, please see note 5 to the consolidated financial statements contained in Form 10-K for the year ended December 31, 2008.

Communications Between Shareholders and the Board
Given the Company’s relatively small size, the relatively small number of record shareholders, and the Board’s consistent practice of being open to receiving direct communications from shareholders, the Board believes that it is not necessary to implement, and the Company does not have, a formal process for shareholders to send communications to the Board. The Company’s practice is to forward any communication addressed to the full Board to the Chairman, to a group of directors to a member of the group, or to an individual director, to that person.
Compensation Committee Interlocks and Insider Participation
No member of the Compensation Committee is or has been an officer or employee of the Company or has had any relationship requiring disclosure by us under Item 404 of SEC Regulation S-K. In addition, no member of the Compensation Committee or Board is employed by a company whose board of directors includes a member of our management.

Code of Business Conduct and Ethics
The Board has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees, a copy of which is filed as an exhibit to Form 10-K filed with the SEC.
Director Attendance at Annual Meetings
The Company does not have a formal policy regarding director attendance at annual meetings of shareholders, although all directors are encouraged to attend. All directors attended the 2008 Annual Meeting of Shareholders.
Director Attendance at Board and Committee Meetings
The table below summarizes each Director’s attendance at Board and Committee meetings during 2008.

					Compensation
	Board		Audit Committee		Committee
	Held	Attended	Held	Attended	Held	Attended
Lawrence E. Baumgartner (1)	2	2	NA	NA	1	1
R. H. Dillon	4	4	NA	NA	NA	NA
David P. Lauer (2)	4	4	4	4	2	2
Dr. James G. Mathias	4	4	4	4	NA	NA
David R. Meuse	4	3	NA	NA	NA	NA
Dianne D. Reynolds	4	4	4	4	3	3
Donald B. Shackelford	4	4	NA	NA	3	3

(1)	Mr. Baumgartner was elected to the Board of Directors on May 22, 2008. He attended 100% of the Board meetings held subsequent to his election.

(2)
Mr. Baumgartner replaced Mr. Lauer on the Compensation Committee effective May 22, 2008. Mr. Baumgartner and Mr. Lauer both attended 100% of the Compensation Committee meetings held while they were members of the Committee.

NA	- Board member was not a member of the respective committee.
Certain Relationships and Related Person Transactions
The Board recognizes that related person transactions present a heightened risk of conflicts of interest. The Company currently has no related person transactions reportable pursuant to Item 404(a) of SEC Regulation S-K, and has not had any such transactions in the recent past. As such, the Company does not believe it is necessary to have a written policy specifically dealing with related person transactions. The Audit Committee will review any potential related person transactions as they arise and are reported to the Board or the Audit Committee, regardless of whether the transactions are reportable pursuant to Item 404. No such transactions arose or were reviewed by the Audit Committee in 2008. For any related person transaction to be consummated or to continue, the Audit Committee must approve or ratify the transaction.
EXECUTIVE OFFICERS AND COMPENSATION INFORMATION
The following information describes the business experience during the past five years of James F. Laird, the Company’s only Named Executive Officer other than Mr. Dillon. Mr. Dillon’s experience is described above under the heading “PROPOSAL 1 – ELECTION OF DIRECTORS.” The Company has no executive officers other than our Named Executive Officers. Each Named Executive Officer devotes his full time and effort to the affairs of the Company, and is elected annually to serve at the pleasure of the Board, subject to the terms of applicable employment agreements. There are no arrangements or understandings between our Named Executive Officers and a significant employee and any other person pursuant to which such persons were elected.

		Position(s) Held
Named Executive Officer	Age	with the Company

James F. Laird	52	Chief Financial Officer and Treasurer of the Company since December 2001; President of Diamond Hill Funds since December 2001; Certified Public Accountant (inactive) and holder of several NASD licenses, including Series 7, 24 and 63.
Compensation Discussion and Analysis
Background
The Company is in the investment management industry. Human capital is the most important resource in this industry. A balancing of the economics between owners and employees is always important, especially in an industry that is not capital intensive. The Company is heavily dependent on talented individuals, which are the Company’s most important resource. Attracting and retaining people can be more difficult, given the high percentage of a firm’s value-proposition which is attributable to key people.
The balancing effort is particularly challenging because the Company was essentially a start-up in May 2000, but yet had the unusual legacy of being a publicly owned company, in contrast to the industry norm of partnership-like structures for investment management firms of a similar size. The Company has been able to attract and retain quality people due to:
•	An investment-centric culture,
•	Ownership in the business,
•	Central Ohio location, and
•	Nationally competitive compensation.
Compensation, which is a critical element in a business so dependent on talented employees, is often directly related to firm profitability levels. This requires a balancing of the economics of the business between increasing shareholder value and retaining and rewarding the employees who generate the profits and are dedicated to producing client investment results. Industry norms are helpful benchmarks for evaluating the balancing effort. Additionally, the Company attempts to enact a thoughtful alignment of incentives that may pertain more so to the Company than others in the industry, because of the ownership structure. As of March 31, 2009, on a fully diluted basis, employees and directors owned approximately 28% of the firm. In contrast, many competitor firms are owned entirely by their employees.
Compensation Program Objectives
The Company seeks to attract and retain people with integrity, intelligence and energy. All employees are paid a competitive base salary, provided with competitive benefits and participate in an annual cash and equity incentive compensation program. The amount of individual incentive awards is based on an assessment of individual performance, while the amount of the overall available incentive pool is based on (i) overall firm investment and operating performance, (ii) market compensation data and (iii) the profitability of the firm compared to other investment management firms.
In addition to their annual incentive compensation, upon commencing employment with the Company certain individuals were awarded options, warrants, restricted stock or a combination as an incentive to their continued employment. Generally these awards vest over five years to promote employee retention and long-term employee ownership. All options and warrants previously granted to these individuals have been fully exercised and the Company’s current practice for this type of award is to grant restricted stock that vests over five years. The Company also seeks to increase the ownership percentage of all employees because it feels that will encourage all employees to act and think like owners. While compensation amounts differ depending upon position, responsibilities, performance and competitive data, the Company seeks to reward all employees with similar compensation components based on these same objectives.

Rewards Based on Performance
The Company’s primary business objective is to meet its fiduciary duty to clients. Specifically, the focus is on long-term, five-year investment returns, with goals defined as rolling five-year periods in which client returns are sufficiently above relevant passive benchmarks, rank in the top quartile of similar investment strategies and absolute returns are sufficient for the risk associated with the asset class. As it relates to the Company’s investment professionals, the compensation program is designed to reward performance that supports these objectives. For those employees who are not a part of the Company’s investment team, the compensation program varies but is based on rewarding individual performance that helps the Company meet its fiduciary duty to clients. The Company’s second objective is to fulfill its fiduciary duty to shareholders by managing the firm and its assets to increase shareholder value over time. To support that objective, the named executive officers, CEO, Mr. R. H. Dillon and CFO, Mr. James F. Laird are incented based on achieving operating profit margins that the Compensation Committee believes are fair and competitive.
Compensation Setting Process
Role of our Compensation Committee
The Compensation Committee of the Board of Directors (the “Committee”) has overall responsibility for evaluating and approving the structure, operation and effectiveness of the Company’s compensation plans, policies and programs for all employees. The Committee consists of Lawrence E. Baumgartner, Diane D. Reynolds, and Donald B. Shackelford. Mr. Shackelford serves as Chairman. Each member of the Committee is an “outside director” for purposes of Section 162(m) of the Internal Revenue Code and a “non-employee director” for purposes of Section 16(b) of the Securities Exchange Act of 1934. The Committee is specifically charged with the following:
•
To review and approve the corporate goals and objectives relevant to the compensation of the CEO, to evaluate the CEO’s performance in light of these goals and objectives, and, based on this evaluation, make recommendations to the Board for the independent Directors to approve the CEO’s compensation level (including any long-term incentive or other compensation under any incentive-based or equity-based compensation plan);

•
To review management’s recommendations and make recommendations to the Board with respect to Director and other non-CEO executive officer compensation provided; however, that the Committee has full decision-making powers with respect to compensation intended to be performance-based compensation within the meaning of Section 162(m) of the Internal Revenue Code;

•
To retain compensation consultants as necessary to assist in its evaluation of Director, CEO or other senior executive compensation programs or arrangements. The Committee also has the authority to obtain advice and assistance from internal or external legal, accounting or other advisors;

•
To review management’s recommendations and make recommendations to the Board with respect to incentive-based compensation and equity-based compensation plans and programs that are subject to Board approval, and that may be applicable to all or any portion of the employees of the company and/or its subsidiaries; and

•	To exercise all power and authority of the Board in the administration of equity-based incentive compensation plans.
The Committee considers the sum of all pay elements when reviewing annual compensation recommendations for the Company’s named executive officers. Although the framework for compensation decision-making is tied to the Company’s overall financial performance and the creation of long-term shareholder value, the Committee retains discretion to make recommendations to the Board for the independent Directors to approve individual compensation based on other performance factors such as demonstrated management and leadership capabilities and the achievement of certain investment performance results and other strategic operating results.

Role of Management
The Company’s CEO evaluates the CFO as part of the annual review process and makes recommendations to the Committee regarding all elements of executive compensation paid to him. Changes in executive compensation proposed by the Company’s CEO are based on the individual executive’s performance, the compensation of individuals with comparable responsibilities in competing or similar organizations, and the profitability of the Company. At the Committee’s request, the Company’s CEO and CFO attend Committee meetings to provide compensation and other information to the Committee, including information regarding the design, implementation and administration of the Company’s compensation plans. The Committee also meets in executive sessions without the presence of any executive officer whose compensation the Committee is scheduled to discuss.
Use of Compensation Consultants and Surveys in Determining Executive Compensation
The Committee’s written charter provides the Committee the authority to retain an independent outside executive compensation consulting firm to assist in evaluating policies and practices regarding executive compensation and provide objective advice regarding the competitive landscape. However, historically the Committee has not engaged compensation consultants. In 2008, the Committee relied on third-party executive pay analyses obtained as described below and did not hire an external consultant to assist them in its evaluation of pay practices for the Company’s named executive officers.
Each year the Company obtains and summarizes an asset management industry pay analysis prepared by McLagan Partners, a compensation specialist focusing on the asset management industry. The companies in the McLagan Partners’ analysis include public and private asset management companies with which the Company competes. This analysis provides the Committee with a general overview of compensation trends in the asset management industry. The Committee does not define a specific peer group, but rather relies on a broad view of the analysis. The Committee does not set any compensation elements or levels based on targeting a certain percentile from the survey, but rather sets compensation that it believes to be competitive and based on the executive’s value to the Company. The survey is just one of many factors that the Committee considers when determining executive compensation. Management and the Committee believe this broad view of the analysis is appropriate because the Company competes with both public and private asset management firms regardless of their size and scope of operations.
Elements of Compensation
The compensation for the Company’s named executive officers is comprised of the following elements:
•	Base salary;
•	Annual performance-based incentive awards;
•	Retirement plan benefits; and
•	Other benefits and perquisites made available to all Company employees
Base Salary
Base salaries for the Company’s named executive officers are intended to provide a fixed level of cash compensation that is appropriate given the executive’s role in the organization. Generally, base salaries are determined by 1) scope of responsibility and complexity of position, 2) performance history, 3) tenure of service, 4) internal equity within the Company’s salary structure, and 5) relative salaries of persons holding similar positions at companies within the investment management industry and are designed to reward knowledge and experience. In December 2007, the Compensation Committee made the determination not to increase the base salaries of the named executive officers for fiscal year 2008. Consistent with the Company’s desire to have the majority of total compensation paid to named executive offices at risk in the form of incentive compensation, 17 percent of the total named executive officers’ compensation in fiscal 2008 (as defined in the Summary Compensation table) was paid in the form of base salaries.
Annual Performance-based Incentive Awards
The Company’s annual performance-based compensation awards for the named executive officers are designed to advance the interests of the Company and its shareholders by linking the compensation of the named executive officers to Company performance and the achievement of financial goals in the current fiscal year. A substantial portion of the named executive officers’ total compensation is in the form of annual performance-based compensation, and a substantial portion of that compensation is in the form of equity grants that are restricted from sale for a period of time.

The Company maintains two plans under which incentive awards are made. The 2006 Performance-Based Compensation Plan (the “2006 Plan”) is an incentive compensation plan designed to satisfy the requirements of Section 162(m) of the Internal Revenue Code. This plan was approved by the Company’s shareholders at its 2006 annual meeting. The cash portion of any award is governed by the 2006 Plan and the applicable award agreement with the participant under that plan. Additionally, the 2006 Plan provides that portions of incentive awards under the 2006 Plan may be paid in Company stock. Stock earned pursuant to incentive awards under the 2006 Plan is paid in the form of “stock grants” made under the Company’s 2005 Employee and Director Equity Incentive Plan (the “2005 Plan”), which is an equity compensation plan that was approved by the Company’s shareholders at its 2005 annual meeting.
The Company establishes an “annual incentive plan” each year in which it establishes a performance-based incentive pool (the “Bonus Pool”) for all eligible employees. This annual incentive plan comprises the framework and sets the specific goals under which awards will be made for that year under the 2006 Plan and the 2005 Plan. The Bonus Pool is calculated each year based on revenue multiplied by the target operating profit margin less operating expenses (excluding the expense related to such incentive awards). In setting the target operating profit margin, the Committee attempts to balance the economics of the business between increasing shareholder value and the retaining and rewarding the employees who generate the profits and are dedicated to producing client investment results. In doing so, the Committee reviews data on public and private asset management company profit margin trends, the expected growth of the Company, and staffing levels. The target operating profit margin, excluding the results of Beacon Hill Fund Services (the “adjusted profit margin”) for 2008 ranged from 30% at $25 million in revenues to 36% at $55 million in revenues. The results of Beacon Hill Fund Services were excluded from the target operating profit margin in 2008 because it is a start-up subsidiary of the Company.
Annual performance-based incentive awards paid to the named executive officers under the 2006 Plan are based upon the achievement of a specific performance target for the Company. The performance target is determined at the beginning of each performance period, taking into the consideration the performance target from the prior year, forecasted revenue, and the requirements of Section 162(m) of the Internal Revenue Code. Once it is determined that the performance target has been meet, the calculation of the individual awards under the plan are determined. The Committee is responsible for determining eligibility for participation in the 2006 Plan. The Committee is also responsible for determining the maximum award potential for each participant, the objective performance goal(s) against which performance will be measured, certifying whether the performance goal(s) have been met, and, ultimately, the percentage of the award potential to be paid to each participant upon goal achievement. The maximum award potential for each participant is generally set as a percentage of the Bonus Pool as explained above. Awards made under the 2006 Plan are capped at $5 million for each 2006 Plan participant on an annual basis.
Under the terms of Mr. Dillon’s employment agreement with the Company, if, without Mr. Dillon’s consent, the percentage assigned to Mr. Dillon of any bonus pool created by the Company for its employees is less than 20%, Mr. Dillon may resign and terminate his employment with Company for good reason. In 2008, in order to permit other employees to receive a larger bonus opportunity, Mr. Dillon consented to receiving less than 20% of the Bonus Pool.
In March 2008, the Committee established the following performance criteria for the year ended December 31, 2008, and the related potential award amounts that the named executive officers, R. H. Dillon and James F. Laird, would be eligible to earn upon achievement of that performance criterion:
•	If adjusted profit margin was at or above 33 percent then Mr. Dillon and Mr. Laird would be eligible to earn 20 percent and 5 percent, respectively, of the Bonus Pool;
•	If adjusted profit margin was between 30 and 33 percent then Mr. Dillon and Mr. Laird would be eligible to earn 16 percent and 4 percent, respectively, of the Bonus Pool;
•
If the adjusted profit margin was between 20 and 30 percent then Mr. Dillon and Mr. Laird would be eligible to earn 1.6 percent to 16 percent and 0.4 percent to 4 percent, respectively, (both increasing in a linear fashion as the margin increases from 20 to 30 percent) of the Bonus Pool; and

•	If the adjusted profit margin was below 20 percent then Mr. Dillon and Mr. Laird would not be eligible for any award.

The Company recorded adjusted profit margin of 32 percent which resulted in a Bonus Pool of $13 million for the year ended December 31, 2008. Management provided the Board with a report related to the meeting of the pre-established performance target. Based upon that report, the Board certified that the pre-established performance target was met for the purpose of the plan and that the named executive officers were eligible for awards that were less than the maximum potential awards related to the achievement of the respective adjusted profit margin. The Committee then granted Mr. Dillon $2.08 million or 16 percent of the performance based incentive pool and granted Mr. Laird $520 thousand or 4 percent of the performance based incentive pool. Of these total performance-based incentive awards, approximately 45% of Mr. Dillon’s award and 67% of Mr. Laird’s award were made in the form of restricted stock grants that were immediately vested but were restricted from sale for one year. The remainder of the awards was made in cash. In determining the percentage of the awards that should be in cash versus equity the Committee considered management’s recommendation and the Company’s overall desire to continually increase employee ownership to further align employees and shareholders. In the case of Mr. Dillon, the Committee also considered that the equity portion of his award was limited based on the maximum number of shares that can be awarded annually to any one participant pursuant to the 2005 Plan.
The Company has no formal policy to adjust prior incentive awards to reflect restatement or adjustment of financial results. The Company believes that due to the nature of its business, material restatements or prior period adjustments to operating results are highly unlikely. Individual awards made under the annual incentive plan are based on the factors discussed above and may increase or decrease materially from year to year consistent with similar changes in the relevant factors such as profitability and individual performance. The Company gives no weight to the economic impact of prior awards in making awards for the current year.
Retirement Plan Benefits
The Company provides retirement benefits through the Diamond Hill Investment Group 401k Plan. The named executive officers are entitled to participate in this plan on the same terms and conditions as all other employees. The plans do not involve any guaranteed minimum or above-market returns, as plan returns depend on actual investment results.
Other Benefits and Perquisites
The Company does not provide supplemental retirement plan benefits or non-qualified compensation plans to the named executive officers. As a general rule, the Company does not provide any perquisites or other personal benefits to its named executive officers that are not offered on an equal basis to all employees. The Company’s named executive officers are entitled to participate in benefit programs that entitle them to medical, dental, short-term, and long-term disability insurance coverage that are available to all employees.
Post Employment Payments
Only the CEO has an employment contract which provides for payments upon termination of employment. The maximum payment that Mr. Dillon could receive in the event of his termination without cause is one year’s salary, one year’s incentive bonus (based on the prior year’s bonus) and a prorated incentive bonus for the year of termination. More information on the employment agreement with our CEO and termination payments thereunder is set forth under the heading “Employment Agreements and Change in Control Benefits.”
Report Of The Compensation Committee
The Board’s Compensation Committee has submitted the following report for inclusion in this Proxy Statement:
We have reviewed and discussed the Compensation Disclosure and Analysis contained in this Proxy Statement with management. Based on such review and discussions, we recommended that the Compensation Discussion and Analysis be included in this Proxy Statement and incorporated by reference in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC.

The foregoing report is provided by the following directors, who constitute the Compensation Committee:

Donald B. Shackelford, Chairman
Lawrence E. Baumgartner
Diane D. Reynolds, Esq.
Executive Compensation Information
Summary Compensation Table. The following table sets forth the compensation paid to or earned by Mr. Dillon and Mr. Laird during 2008, 2007 and 2006. The Company has no other executive officers. Additional information on the elements of compensation included in the table below, including a discussion of the amounts of certain components of compensation in relation to others, is available under the heading “Compensation Discussion and Analysis” above.

								Change in
								Pension Value
								and
								Nonqualified
Name and							Non-Equity	Deferred
Principal					Stock	Option	Incentive Plan	Compensation	All Other
Position	Year	Salary	Bonus		Awards(1)	Awards	Compensation(2)	Earnings	Compensation(3)	Total

R.H. Dillon	2008	$360,000	—		$929,750	—	$1,150,250	—	$27,600	$2,467,600
President and Chief	2007	$360,000	—		$1,750,000	—	$740,000	—	$27,000	$2,877,000
Executive Officer	2006	$360,000	$640,000	(4)	$2,457,750	—	$352,250	—	$26,400	$3,836,400

James F. Laird	2008	$200,000	—		$350,000	—	$170,000	—	$24,000	$744,000
Secretary, Treasurer and	2007	$180,000	—		$475,000	—	$147,500	—	$21,600	$824,100
Chief Financial Officer	2006	$180,000	—		$560,000	—	$160,000	—	$21,600	$921,600

(1)
The amount shown is the expense, determined under FAS 123R, incurred and recognized in the Company’s financial statements for shares awarded to Messrs. Dillon and Laird under the 2005 Employee and Director Equity Incentive Plan as partial payment for amounts earned under our 2008, 2007 and 2006 annual incentive plans. For satisfaction of performance goals in 2008, on February 23, 2009, Mr. Dillon and Mr. Laird were awarded 25,000 and 9,411, respectively, fully-vested shares that are restricted from sale for one year. For satisfaction of performance goals in 2007, on January 18, 2008, Mr. Dillon and Mr. Laird were awarded 25,000 and 6,786, respectively, fully-vested shares that are restricted from sale for one year. For satisfaction of performance goals in 2006, (i) Mr. Dillon was awarded on January 31, 2007, 25,000 fully-vested shares that are restricted from sale for three years, and (ii) Mr. Laird was awarded on January 31, 2007, 2,797 fully-vested shares that are restricted from sale for one year and 1,678 fully-vested shares that are restricted from sale for three years, and on February 14, 2007, was awarded 1,137 fully-vested shares that are restricted from sale for three years. For more information on the expensing of these awards, please see note 5 to the consolidated financial statements contained in Form 10-K for the year ended December 31, 2008.

(2)
Represents cash awards paid to Messrs. Dillon and Laird as partial payment for amounts earned under our 2008, 2007 and 2006 annual incentive plans. For more information on our annual incentive compensation program, please see the information above under the heading “Compensation Discussion and Analysis.”

(3)
Consists of the value of our matching contributions to Mr. Dillon’s and Mr. Laird’s accounts under the Company’s 401k plan. This contribution is made only in shares of the Company and the amount is based on the fair market value of our shares on the date of contribution.

(4)	Represents a discretionary cash bonus paid to Mr. Dillon for 2006.

Grants of Plan Based Awards. The following table sets forth information regarding annual incentive plan awards to each of the Named Executive Officers for the year ended December 31, 2008.

All
												Other			Grant
												Stock			Date
												Awards:	All Other		Fair
												Number	Option		Value
												Of	Awards:	Exercise	of
		Estimated Possible Payouts					Estimated Possible Payouts					Shares	Number of	Or Base	Stock
		Under Non-Equity Incentive					Under Equity Incentive					Of	Securities	Price of	and
	Grant	Plan Awards(2)					Plan Awards(2)					Stock	Underlying	Option	Option
Name	Date(1)	Threshold		Target	Maximum		Threshold		Target	Maximum		Or Units	Options	Awards	Awards
Mr. Dillon	3/25/08	$1	(3)	—	$2,600,000	(3)	—		—	—		—	—	—	—
	3/25/08	—		—	—		$1	(4)	—	$2,600,000	(4)	—	—	—	—

Mr. Laird	3/25/08	$1	(3)	—	$650,000	(3)	—		—	—		—	—	—	—
	3/25/08	—		—	—		$1	(4)	—	$650,000	(4)	—	—	—	—

(1)
On March 25, 2008, the Company entered into participation agreements with Messrs. Dillon and Laird under the 2006 Performance-Based Compensation Plan. The performance period for these awards was the 2008 fiscal year. These awards were granted in accordance with Section 162(m) of the Internal Revenue Code so amounts paid are deductible by the Company as performance-based compensation. The performance conditions applicable to these awards are discussed in the “Compensation Discussion and Analysis” above. Although amounts awarded under the 2006 Performance-Based Compensation Plan are denominated in dollars, once such amounts are earned, they are paid, at the discretion of the Compensation Committee, in both cash and in shares of the Company.

(2)
Because the amount of the award ultimately earned is based on the satisfaction of performance criteria, partial satisfaction could result in a payment as little as $1, ranging to the maximum depending on the extent to which the performance goals are met; provided, however, that the aggregate value of the cash and shares awarded may not exceed the maximum $2,600,000 and $650,000 for Mr. Dillon and Mr. Laird, respectively, in fiscal 2008). The maximum is the largest amount that could have been earned for fiscal 2008 upon the satisfaction of all of the performance goals specified in the participation agreement. Because the amount of the award varies based upon the extent of satisfaction of the performance goals, there is no specified target amount. Each of Mr. Dillon and Mr. Laird earned less than the maximum amount available to him under the annual incentive plan for 2008.

(3)
The cash portion of the award earned by Messrs. Dillon and Laird under the annual incentive plan for 2008 is identified in the “Summary Compensation Table” and in the above table in the “Non-Equity Incentive Plan” column.

(4)
The value of shares awarded under the annual incentive plan for 2008 is determined based on the closing price of the shares on the day of payment. The shares awarded to Messrs. Dillon and Laird were awarded under the 2005 Employee and Director Incentive Plan. The stock portion of the award earned by Messrs. Dillon and Laird under the annual incentive plan for 2008 is identified in the “Summary Compensation Table” and in the above table in the “Stock Awards” and “Equity Incentive Plan Awards” column, respectively.

Outstanding Equity Awards at December 31, 2008. Neither Mr. Dillon nor Mr. Laird had any outstanding equity awards at December 31, 2008.

Option Exercises and Stock Vested. The following table shows aggregated stock option exercises in 2008 and the related value realized on those exercises for Mr. Dillon and Mr. Laird. The table also sets forth information regarding the vesting during 2008 of stock awards made to Mr. Dillon and Mr. Laird.

	Option Awards		Stock Awards(1)
	Number of Shares
	Acquired on	Value Realized	Number of Shares	Value Realized
Name	Exercise(2)	on Exercise(3)	Acquired on Vesting	on Vesting(4)
Mr. Dillon	3,500	$157,500	25,000	$929,750

Mr. Laird	2,500	$147,650	9,411	$350,000

(1)
Reflects stock awards under the 2005 Employee and Director Equity Incentive Plan to Messrs. Dillon and Laird as partial payment for amounts earned under the 2007 annual incentive plan. These awards were immediately vested on the date of grant, although are restricted from sale for a period of one year. For more information on these awards see the Summary Compensation Table and the Grants of Plan-Based Awards Table above.

(2)	Represents the total number of shares underlying the exercised options.

(3)	The value realized on exercise is the difference between the closing price of the underlying securities on the date of exercise and the exercise price, multiplied by the number of shares acquired.

(4)	The value realized is the number of shares vested, multiplied by the closing price of the shares on the date of vesting.
Pension Plans and Non-Qualified Deferred Compensation. The Company does not maintain any pension plans or non-qualified deferred compensation programs for executives or employees.
Employment Agreements and Change In Control Benefits. The Company currently has an employment agreement with Mr. Dillon. A description of the agreement is set forth below. The Company is not a party to any employement agreements with any other employees and it isn’t obligated to provide change in control benefits to any employee other than Mr. Dillon.
Employment Agreement with Mr. Dillon. In August 2006, the Company entered into an employment agreement with Mr. Dillon, the Company’s President and Chief Executive Officer. This agreement was amended in December 2008 to address newly implemented tax laws relating to deferred compensation, although no other changes were made. The agreement has a current expiration date of January 1, 2011, although it may be extended after such time by mutual agreement with Mr. Dillon. The agreement provides for an annual salary of $360,000, which may be increased by the Board annually, plus participation by Mr. Dillon in the annual incentive plan as well as health insurance, six weeks paid vacation annually and participation in other benefit programs offered to employees. The agreement also restricts Mr. Dillon from competing with the Company during the term of the agreement and for one year following termination of his employment and provides that he will at all times maintain the confidentiality of Company information.
If the Company terminates Mr. Dillon’s employment without cause, he is entitled to the following payments, which are quantified to reflect the amounts he would have received had his employment been terminated at December 31, 2008:
1.	his accrued and unpaid base salary and vacation and unreimbursed business expenses as of the date of termination ($0 at December 31, 2008);

2.	payments, if any, under benefit plans and programs in effect at the time. The Company currently has no benefit plans that would result in payments upon termination;

3.	a single lump sum payment equal to six months base salary at his annual salary rate in effect at the date of termination ($180,000 at December 31, 2008);

4.	beginning in the seventh month after the date of termination, six monthly payments of his monthly base salary ($180,000 at December 31, 2008);

5.	a pro rata portion of any amounts earned under the annual incentive plan for the year in which the termination occurs ( $2,080,000 at December 31, 2008 because the year was complete); and

6.	a lump sum payment equal to the amount, if any, he received under the annual incentive plan for the preceding year ($2,080,000).

Mr. Dillon may terminate his employment for “good reason,” which generally includes reduction of his annual base salary, a reduction in his maximum potential payment under the annual incentive plan to less than 20% of the available bonus pool that is not mutually agreed upon, permanent or consistent assignment to him of duties inconsistent with his position and authority, no longer having him report directly to the Board or a breach by the Company of his employment agreement. If he terminates his employment for good reason, Mr. Dillon is entitled to all of the payments referenced above, except he will not receive a pro rata portion of amounts earned under the annual incentive plan for the year in which termination occurs.
If Mr. Dillon’s employment terminates due to his death or disability, upon the expiration of the employment agreement in accordance with its terms or the Company terminates Mr. Dillon for “cause,” he will be entitled to receive the payments set forth in numbers 1 and 2 above. In the event of his death or disability, he will also receive the payments described in number 5 above. Under the employment agreement, “cause” generally includes material violations of the Company’s employment policies, conviction of crime involving moral turpitude, violations of securities or investment adviser laws, causing the Company to violate a law which may result in penalties exceeding $250,000, materially breaching the employment agreement or fraud, willful misconduct or gross negligence in carrying out his duties.
Mr. Dillon will not receive any payments solely due to a change in control. However, if within 24 months after the occurrence of a change in control Mr. Dillon’s employment is terminated for any reason other than his disability, for cause or by him for good reason, he will be entitled to the following payment from us or our successor:
•	his accrued and unpaid base salary and vacation and unreimbursed business expenses as of the date of termination ($0 at December 31, 2008);
•	payments, if any, under benefit plans and programs in effect at the time. The Company currently has no benefit plans that would result in payments upon termination;
•	a single lump sum payment equal to his annual base salary and incentive plan compensation payable to him for the most recently completed fiscal year ($2,080,000 at December 31, 2008); and
•	a single lump sum payment equal to 12 months of premium payments for coverage for Mr. Dillon and his family under our group health plan ($4,340 at December 31, 2008).
If any payments to Mr. Dillon in connection with a change in control would constitute excess parachute payments under applicable tax laws, the benefits Mr. Dillon will receive will be reduced to an amount equal to $1 less than the amount that would be an excess parachute payment.

ITEM 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Except for the Equity Compensation Plan Information table set forth below, information regarding this Item 12 is incorporated by reference to the Company’s 2009 Proxy Statement under the Captions: “Security Ownership of Certain Beneficial Owners and Management” and “Executive Officers and Compensation Information.”
The following table sets forth certain information concerning our equity compensation plans at December 31, 2009:
Equity Compensation Plan Information

	(a)[1]	(b)	(c)[2]
			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued upon the	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	column (a))
Equity compensation plans approved by security holders	—	—	509,226

Equity compensation plans not approved by security holders	10,000	$13.00	—

Total	10,000	$13.00	509,226

1
The amount appearing under the “Number of securities to be issued upon the exercise of outstanding options, warrants and rights” represents shares underlying warrants issued to former members of the Board of Directors for compensatory purposes.

2
The amount appearing under “Number of securities remaining available for future issuance under equity compensation plans” relates to our 2005 Employee and Director Equity Incentive Plan. The maximum aggregate number of shares that may be granted and/or sold under our 2005 Employee and Director Equity Incentive Plan is annually increased on December 31 by an amount equal to the lesser of (i) 100,000 shares, (ii) 5% of the Company’s total outstanding shares on such date, or (iii) a lesser amount determined by the Board of Directors.

PART IV
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

10.1
Representative Investment Management Agreement between Diamond Hill Capital Management, Inc. and the Diamond Hill Funds. (Incorporated by reference from Exhibit 23d(viiI) to Post-Effective Amendment Nos. 22 and 23 to Registration Statement on Form N1-A (File Nos. 333-22075 and 811-08061) filed by Diamond Hill Funds on December 30, 2005)

10.2
Sixth Amended and Restated Administrative and Transfer Agency Services Agreement dated as of May 31, 2002, as amended, between Diamond Hill Capital Management, Inc. and the Diamond Hill Funds. (Incorporated by reference from Exhibit 23h(vi) to Post-Effective Amendment Nos. 26 and 27 to Registration Statement on Form N1-A (File Nos. 333-22075 and 811-08061) filed by Diamond Hill Funds on April 30, 2008)

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

10.6
First Amendment to the Amended and Restated Employment Agreement between the Company and Roderrick H. Dillon, Jr. dated December 2, 2008. (Incorporated by reference from Form 10-K filed with the SEC on March 13, 2009; File No. 000-24498.)

10.7	Form Of Participation Agreement to the 2006 Performance-Based compensation Plan, as amended January 1, 2008. (Filed herewith)

14.1	Amended Code of Business Conduct and Ethics. (Incorporated by reference from Form 10-K filed with the SEC on March 13, 2009; File No. 000-24498.)

21.1	Subsidiaries of the Company. (Incorporated by reference from Form 10-K filed with the SEC on March 13, 2009; File No. 000-24498.)

23.1	Consent of Independent Registered Public Accounting Firm, Plante & Moran, PLLC. (Incorporated by reference from Form 10-K filed with the SEC on March 13, 2009; File No. 000-24498.)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a). (Filed herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a). (Filed herewith)

32.1	Section 1350 Certifications. (Incorporated by reference from Form 10-K filed with the SEC on March 13, 2009; File No. 000-24498.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:
DIAMOND HILL INVESTMENT GROUP, INC.

By:	/s/ James F. Laird James F. Laird Chief Financial Officer, Treasurer and Secretary
Date: January 29, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary R. Young Gary R. Young	Controller	January 29, 2010