Form 10-K
period 2009-12-31
DIAMOND HILL INVESTMENT GROUP INC
filed 2010-03-05
CIK 909108

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Securities registered under Section 12(g) of the Exchange Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of $40.18 on June 30, 2009 (end of the 2nd fiscal quarter) on the NASDAQ Global Select Market was $73,603,729. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that executive officers, directors, and persons holding five percent or more of the registrant’s voting and non-voting common shares are affiliates.
2,764,408 Common Shares outstanding as of March 3, 2010.
Documents incorporated by reference: In Part III, the Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Diamond Hill Investment Group, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2009
Index

PART I

Item 1.	Business
Forward-Looking Statements
Throughout this Form 10-K, Diamond Hill Investment Group, Inc. (the “Company”) may make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to such matters as anticipated operating results, prospects for achieving the critical threshold of assets under management, technological developments, economic trends (including interest rates and market volatility), expected transactions and acquisitions and similar matters. The words “believe,” “expect,” “anticipate,” “estimate,” “should,” “hope,” “seek,” “plan,” “intend” and similar expressions identify forward-looking statements that speak only as of the date thereof. While the Company believes that the assumptions underlying its forward-looking statements are reasonable, investors are cautioned that any of the assumptions could prove to be inaccurate and accordingly, the actual results and experiences of the Company could differ materially from the anticipated results or other expectations expressed by the Company in its forward-looking statements. Factors that could cause such actual results or experiences to differ from results discussed in the forward-looking statements include, but are not limited to: the adverse effect from a decline in the securities markets; a decline in the performance of the Company’s products; changes in interest rates; a general or prolonged downturn in the economy; changes in government policy and regulation, including monetary policy; changes in the Company’s ability to attract or retain key employees; unforeseen costs and other effects related to legal proceedings or investigations of governmental and self-regulatory organizations; and other risks identified from time-to-time in the Company’s other public documents on file with the U. S. Securities and Exchange Commission (“SEC”), including those discussed below in Item 1A.
General
The Company, an Ohio corporation organized in April 1990, derives its consolidated revenue and net income from investment advisory and fund administration services provided by its subsidiaries Diamond Hill Capital Management, Inc. (“DHCM”), Beacon Hill Fund Services, Inc. (“BHFS”), and BHIL Distributors, Inc. (“BHIL”). BHFS and BHIL collectively operate as Beacon Hill. DHCM is a registered investment adviser under the Investment Advisers Act of 1940 providing investment advisory services to individuals and institutional investors through Diamond Hill Funds, separate accounts, and private investment funds (generally known as “hedge funds”). Beacon Hill was incorporated during the first quarter of 2008, and provides certain fund administration services and underwriting services to mutual fund companies, including Diamond Hill Funds.
The Company sponsors, markets, and provides investment advisory and related services to various clients including mutual funds, separate accounts, and private investment funds. The Company’s principal source of revenue is investment advisory fee income earned pursuant to investment advisory contracts with each client. This fee income is based primarily upon the net assets of the funds or separate accounts. The Company’s investment advisory revenue depends largely on the total value and composition of assets under management (“AUM”). Accordingly, fluctuations in financial markets and in the composition of AUM impact our revenues and results of operations.
Investment Advisory Activities
DHCM executes its investment strategies through fundamental research and valuation disciplines. Analysts evaluate a company’s prospects based upon its current business and financial position, future growth opportunities, and management capability and strategy. The intended result is an estimate of “intrinsic value”. Intrinsic value is the present value of estimated future cash flows, discounted at a rate that reflects the required return for the investment given the estimated level of risk. In other words, it is the estimated price a minority shareholder should pay in order to achieve a satisfactory or “fair” return on the investment. The estimate of intrinsic value is then compared to the current market price to evaluate whether, in the opinion of DHCM, an attractive investment opportunity exists. A proprietary valuation model, which takes into account projected cash flows for five years including a “terminal value” (the expected stock price in five years), assists in many of these intrinsic value estimations. DHCM also applies an intrinsic value philosophy to the analysis of fixed income securities.

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
Current portfolio strategies managed include Small Cap, Small-Mid Cap, Large Cap, Select, Long-Short, Financial Long-Short, and Strategic Income. These strategies are available on a separately managed basis and/or through a mutual fund. The Long-Short strategy is also available through private investment funds that are offered to accredited and qualified investors in the United States and around the world. The Company believes its desire to grow AUM should never come before its fiduciary obligation to clients. Once the size of any of the Company’s strategies hinders its ability to either differentiate its product or add value for its clients, the Company will close those strategies to new clients, which may impact the Company’s ability to grow AUM. The Small Cap strategy was closed to new investors as of December 31, 2005 and re-opened on September 1, 2007. The Long-Short strategy was closed to new investors as of June 30, 2008 and re-opened on December 31, 2008.
Marketing
DHCM primarily generates business for all three of its product lines (mutual funds, separately managed accounts, and private investment funds) through wholesaling to financial intermediaries, including independent registered investment advisors, brokers, financial planners, investment consultants and third party marketing firms.
Assets Under Management
As of December 31, 2009, AUM totaled $6.3 billion, a 39% increase from December 31, 2008. The following tables show AUM by product and investment objective for the dates indicated and a roll-forward of the change in AUM for the years ended December 31, 2009, 2008, and 2007:

	Assets Under Management by Product
	As of December 31,
(in millions)	2009	2008	2007
Mutual funds	$3,640	$3,114	$2,910
Separate accounts	2,423	1,175	998
Private investment funds	220	221	495

Total	$6,283	$4,510	$4,403

	Assets Under Management by Objective
	As of December 31,
(in millions)	2009	2008	2007
Small and Small-Mid Cap	$771	$505	$597
Large Cap and Select	3,054	1,524	1,031
Long-Short	2,300	2,331	2,500
Strategic and fixed income	158	150	275

Total	$6,283	$4,510	$4,403

	Change in Assets Under Management
	For the Year Ended December 31,
(in millions)	2009	2008	2007
AUM at beginning of the period	$4,510	$4,403	$3,708
Net cash inflows (outflows)
mutual funds	(109)	1,328	362
separate accounts	740	812	70
private investment funds	(52)	(162)	170

	579	1,978	602
Net market appreciation (depreciation) and income	1,194	(1,871)	93

Increase during the period	1,773	107	695

AUM at end of the period	$6,283	$4,510	$4,403

Diamond Hill Funds
The Diamond Hill Funds (the “Funds”) are used by over 6,500 financial representatives at over 1,300 financial intermediary firms. Below is a summary of the assets by distribution channel as of December 31, 2009, 2008 and 2007:

	Diamond Hill Funds
	Assets by Distribution Channel
	As of December 31,
(in millions)	2009	2008	2007
Independent registered investment advisors and broker/dealers	$1,986	$1,792	$1,405
Wirehouse and regional broker/dealers	1,116	951	1,020
Defined contribution (401k)	338	226	229
Institutions	12	8	105
Other	—	—	35

Total	$3,452	$2,977	$2,794

Institutional Accounts
DHCM continues to develop institutional relationships for separately managed accounts primarily through consultant relationships and database research screens. During 2009 and 2008, the Company added additional resources to focus on further developing its relationships with institutional consultants.
Growth Prospects
DHCM’s investment strategies have produced long-term investment returns that the Company views as strong and believes compare very favorably to competitors. Investment returns have been a key driver in the success the Company has achieved in growing AUM.
As a result, the Company has continued to invest in marketing throughout 2009 in an effort to expand distribution. Such expenditures included:
•	adding additional marketing and support staff,
•	attending and sponsoring key industry conferences, and
•	adding systems infrastructure to support client service and portfolio administration.
The cost of these efforts was significant, but the Company believes the cost will be proportional to the increase in revenue during 2010 and future years. There can be no assurance that these efforts will prove successful; however, given the strong investment results of the Funds and separately managed accounts, the Company believes the additional resources devoted to marketing are warranted.

Also recognizing that the Company’s primary responsibility is to investors in its Funds and its separate account clients, the Company will continue to invest in its investment team and close investment strategies to new investors when appropriate. In 2007, 2008, and 2009 the Company substantially increased its equity investment team by growing the team from 17 at the end of 2006 to 31 at the end of 2009. Most of the additional investment team staff has been on the research team, which now totals 17.
The Company believes that one of the most important characteristics exhibited by the best investment firms is excellent investment returns for their clients over a long period of time. The Company is pleased that during its history as an investment advisory firm, it has delivered what it believes are excellent investment returns for its clients. However, the Company is mindful that if it fails to do so in the future, its business growth will likely be negatively impacted. There are certain additional business risks that may prevent the Company from achieving the above growth prospects. These risks are detailed in Item 1A.
Fund Administration Activities
DHCM and Beacon Hill provide fund administration services to Diamond Hill Funds and other third party mutual fund companies. Fund administration services are broadly defined as portfolio and regulatory compliance, treasury and financial oversight, underwriting, and general oversight of other back-office services providers such as the custodian, fund accountant, and transfer agent. During the past three years, there has been a continuing consolidation in the mutual fund servicing industry, whereby large financial services firms purchased independent mutual fund service providers. These larger financial services firms have made the decision not to offer statutory underwriting services to mutual funds, due to regulatory and other business conflicts. This consolidation, along with a growing desire for transparent and independent oversight of mutual fund financial reporting and compliance program activities, has provided opportunities in the marketplace for the Company to grow its fund administration services. During 2008, Beacon Hill completed the build out of its infrastructure and began operations. During 2009, Beacon Hill continued to grow its client base. The Company expects Beacon Hill to generate a profit in 2010.
Competition
Competition in the area of investment management services and mutual funds is intense, and the Company’s competitors include investment management firms, broker-dealers, banks and insurance companies, some of whom offer various investment alternatives. Many competitors are better known than the Company, offer a broader range of investment products and have more offices, employees and sales representatives. The Company competes primarily on the basis of investment philosophy, performance and customer service.
Corporate Investment Portfolio
From time to time the Company will hold investment positions in Diamond Hill Funds, its private investment funds, and other equity securities.
Regulation
DHCM is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940 (the “Advisers Act”) and operates in a highly regulated environment. The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, recordkeeping requirements, operational requirements and disclosure obligations. All Diamond Hill Funds are registered with the SEC under the Investment Company Act of 1940 and are required to make notice filings with all states where it is offered for sale. Virtually all aspects of the Company’s investment management business are subject to various federal and state laws and regulations. BHIL is registered with the SEC as a broker/dealer and is a member of the Financial Industry Regulatory Authority (“FINRA”).
Generally, these laws and regulations are intended to benefit shareholders of the funds and separately managed account investment clients and grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict the Company from carrying on its investment management and mutual fund underwriting business in the event that it fails to comply with such laws and regulations. In such event, possible sanctions which may be imposed include the suspension of individual employees, limitations on engaging in various activities for specified periods of time, the revocation of broker-dealer or investment adviser registration, and other censures or fines.

Contractual Relationships with the Diamond Hill Funds
The Company is very dependent on its contractual relationships with the Funds. In the event the Company’s advisory or administration agreements with the Funds are terminated, not renewed, or amended to reduce fees, the Company would be materially and adversely affected. Generally, these agreements are terminable upon 60 days written notice without penalty. The agreements are subject to annual approval by either (i) the Board of Trustees of the Funds or (ii) a vote of the majority of the outstanding voting securities of each Fund. The agreements shall also terminate in the event of their assignment. The Company generated approximately 69%, 72% and 69% of its 2009, 2008 and 2007 revenues, respectively, from its advisory and administrative contracts with the Funds, including 38% specifically from the advisory contract with the Diamond Hill Long-Short Fund. The loss of this contract would have a material adverse effect on the Company. The Company considers its relationship with the Funds and their Board of Trustees to be good, and it has no reason to believe that these advisory or administration contracts will not be renewed in the future; however, there is no assurance that the Funds will choose to continue their relationships with the Company.
Employees
As of December 31, 2009, the Company and its subsidiaries employed 66 full-time and part-time employees. As of December 31, 2008, the comparable number was 57. The Company generally believes that its relationship with its employees is good and does not anticipate any material change in the number of employees.
SEC Filings
This Form 10-K includes financial statements for the years ended December 31, 2009, 2008, and 2007. The Company files Forms 10-K annually with the SEC and files Forms 10-Q after each of the first three fiscal quarters. A copy of this Form 10-K, as filed with the SEC, will be furnished without charge to any shareholder who contacts the Company’s Secretary at 325 John H. McConnell Blvd., Suite 200, Columbus, OH 43215 or 614.255.3333. The Company also makes its SEC filings available, free of charge, on its web site at www.diamond-hill.com.

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
Poor investment performance of our products could affect our sales or reduce the amount of assets under management, potentially negatively impacting revenue and net income.
If the Company fails to deliver excellent investment performance for its clients, both in the short and long term, it will likely experience diminished investor interest and potentially a diminished level of AUM.
The Company’s AUM, which impact revenue, are subject to significant fluctuations.
Substantially all revenue for the Company is calculated as a percentage of AUM or is based on the general performance of the equity securities market. A decline in securities prices (such as that experienced during the last half of 2008 and first quarter of 2009) or in the sale of investment products, or an increase in fund redemptions, generally would reduce fee income. Financial market declines would generally negatively impact the level of the Company’s AUM and consequently its revenue and net income. A recession or other economic or political events could also adversely impact the Company’s revenue, if it led to a decreased demand for products, a higher redemption rate, or a decline in securities prices.
The Company’s success depends on its key personnel, and its financial performance could be negatively affected by the loss of their services.
The Company’s success depends on highly skilled personnel, including portfolio managers, research analysts, and management, many of whom have specialized expertise and extensive experience in the industry. Financial services professionals are in high demand, and the Company faces significant competition for qualified employees. With the exception of the Chief Executive Officer, key employees do not have employment contracts and generally can terminate their employment at any time. The Company cannot assure that it will be able to retain or replace key personnel. In order to retain or replace its key personnel, the Company may be required to increase compensation, which would decrease net income. The loss of key personnel could damage the Company’s reputation and make it more difficult to retain and attract new employees and clients. Loss of client assets would decrease the Company’s revenues and net income, possibly materially.
The Company is subject to substantial competition in all aspects of its business.
The Company’s investment products compete against a number of investment products and services from:
•	asset management firms,

•	mutual fund companies,

•	commercial banks and thrift institutions,

•	insurance companies,

•	hedge funds, and

•	brokerage and investment banking firms.
Many of these financial institutions have substantially greater resources than the Company and may offer a broader range of products or operate in more markets. Some operate in a different regulatory environment, which may give them certain competitive advantages in the investment products and portfolio structures that they offer. The Company competes with other providers of investment advisory services primarily based upon its investment performance. Some institutions have proprietary products and distribution channels that make it more difficult for the Company to compete with them. If current or potential customers decide to use one of the Company’s competitors, the Company could face a significant decline in market share, AUM, revenues, and net income. If the Company is required to lower its fees in order to remain competitive, its net income could be significantly reduced because some of its expenses are fixed, especially over shorter periods of time, and other expenses may not decrease in proportion to the decrease in revenues.

A significant portion of the Company’s revenues are based on contracts with the Diamond Hill Funds that are subject to termination without cause and on short notice.
The Company is very dependent on its contractual relationships with the Funds. In the event the advisory or administration agreements with Funds are terminated, not renewed, or amended to reduce fees, the Company would be materially and adversely affected. Generally, these agreements are terminable by the Funds upon 60 days’ written notice without penalty. Each of these agreements is subject to annual approval by either (i) the Board of Trustees of the applicable Fund or (ii) a vote of the majority of the outstanding voting securities of the Fund. The agreements automatically terminate in the event of their assignment by either the Company or the Fund. The Company considers its relationship with the Funds and their Board of Trustees to be good, and it has no reason to believe that these advisory or administration contracts will not be renewed in the future; however, there can be no assurance that the Funds will choose to continue their relationships with the Company. The Company generated approximately 69%, 72% and 69% of its 2009, 2008 and 2007 revenues, respectively, from its advisory and administrative contracts with the Funds.
The Company’s business is subject to substantial governmental regulation.
The Company’s business is subject to a variety of federal securities laws including the Investment Advisers Act of 1940, the Investment Company Act of 1940, the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002, and the U.S. Patriot Act of 2001. In addition, the Company is subject to significant regulation and oversight by the SEC and FINRA. Changes in legal, regulatory, accounting, tax and compliance requirements could have a significant effect on the Company’s operations and results, including but not limited to increased expenses and reduced investor interest in certain funds and other investment products offered by the Company. The Company continually monitors legislative, tax, regulatory, accounting, and compliance developments that could impact its business.
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
The following performance graph compares the total shareholder return of an investment in Diamond Hill’s Common Stock to that of the Russell MicrocapTM Index, and to a peer group index of publicly traded asset management firms for the five-year period ending on December 31, 2009. The graph assumes that the value of the investment in Diamond Hill’s Common Stock and each index was $100 on December 31, 2004. Total return includes reinvestment of all dividends. According to Russell, the MicrocapTM Index makes up less than 3% of the U.S. equity market and is a market-value-weighted index of the smallest 1,000 securities in the small-cap Russell 2000 Index plus the next 1,000 smallest securities. Peer Group returns are weighted by the market capitalization of each firm at the beginning of the measurement period. The historical information set forth below is not necessarily indicative of future performance. Diamond Hill does not make or endorse any predictions as to future stock performance.

	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
Diamond Hill Investment Group, Inc.	100.0	186.9	499.9	436.4	444.4	512.1
Russell MicrocapTM Index	100.0	102.6	119.5	110.0	66.2	84.4
Peer Group*	100.0	130.1	143.9	151.6	55.9	84.7

*
The following companies are included in the Peer Group: Westwood Holdings Group, Inc.; Epoch Holding Corp.; Eaton Vance Corp.; Waddell & Reed Financial, Inc.; Federated Investors, Inc.; GAMCO Investors, Inc.; Affiliated Managers Group, Inc.; Legg Mason, Inc.; U.S. Global Investors, Inc.; Alliance Bernstein Holding L.P.; Janus Capital Group, Inc.; SEI Investments, Co.; Cohen & Steers, Inc.; Calamos Asset Management, Inc.

The Company’s common shares trade on the NASDAQ Global Select Market under the symbol DHIL. The following table sets forth the high and low sale and closing prices during each quarter of 2009 and 2008:

	2009			2008
	High	Low	Dividend	High	Low	Dividend
	Price	Price	Per Share	Price	Price	Per Share
Quarter ended:
March 31	$67.74	$28.51		$82.99	$66.88
June 30	$45.50	$36.26		$100.00	$72.30
September 30	$62.00	$38.48		$100.00	$73.30
December 31	$71.95	$52.33	$10.00	$91.00	$46.25	$10.00
Due to the relatively low volume of traded shares, quoted prices cannot be considered indicative of any viable market for such shares. During the years ended December 31, 2009, and 2008, approximately 2,957,900 and 1,571,000, respectively, of the Company’s common shares were traded. The dividends indicated above were special dividends. The Company has not paid quarterly dividends for any other quarters in the past two years, and has no present intention of paying regular dividends in the future. The approximate number of registered holders of record of the Company’s common shares at December 31, 2009 was 241.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Company did not purchase any shares of its common stock during the three months ended December 31, 2009. There remain 333,895 shares available to be purchased under a repurchase program approved by the Board of Directors and announced on August 9, 2007. This stock repurchase program is not subject to an expiration date.

ITEM 6:	Selected Financial Data
The following selected financial data should be read in conjunction with the Company’s Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-K.

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
Income Statement Data (in thousands):
Total revenues	$43,562	$47,019	$41,308	$31,905	$10,246
Net operating income	12,112	13,729	14,078	9,769	1,394
Net income	11,374	3,276	9,932	8,065	3,651

Per Share Information:
Basic earnings	$4.40	$1.36	$4.61	$4.51	$2.21
Diluted earnings	4.40	1.36	4.39	3.63	1.83
Cash dividend declared	10.00	10.00	—	—	—

Weighted Average Shares Outstanding
Basic	2,582,998	2,400,142	2,155,829	1,787,390	1,654,935
Diluted	2,587,751	2,408,476	2,264,234	2,219,580	1,996,176

	At December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data (in thousands):
Total assets	$40,505	$44,540	$53,284	$37,236	$12,748
Long-term debt	—	—	—	—	—
Shareholders equity	22,981	30,246	39,308	20,483	10,861

Assets Under Management (in millions):	$6,283	$4,510	$4,403	$3,708	$1,531

ITEM 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this section, the Company discusses and analyzes the consolidated results of operations for the past three fiscal years and other factors that may affect future financial performance. This discussion should be read in conjunction with the consolidated Financial Statements, Notes to the Consolidated Financial Statements, and Selected Financial Data.
The Company’s revenue is derived primarily from investment advisory and administration fees. Investment advisory and administration fees paid to the Company are generally based on the value of the investment portfolios managed by the Company and fluctuate with changes in the total value of the AUM. Such fees are recognized in the period that the Company manages these assets. Performance incentive fees are generally 20% of the amount of client annual investment performance in excess of a specified hurdle. Because performance incentive fees are based primarily on the performance of client accounts, they can be volatile from period to period. The Company’s primary expense is employee compensation and benefits.
Revenues are highly dependent on both the value and composition of AUM. The following is a summary of the firm’s AUM for each of the years ended December 31, 2009, 2008, and 2007:

	Assets Under Management by Product
	As of December 31,
(in millions)	2009	2008	2007
Mutual funds	$3,640	$3,114	$2,910
Separate accounts	2,423	1,175	998
Private investment funds	220	221	495

Total AUM	$6,283	$4,510	$4,403

	Change in Assets Under Management
	For the Year Ended December 31,
(in millions)	2009	2008	2007
AUM at beginning of year	$4,510	$4,403	$3,708
Net cash inflows (outflows)
mutual funds	(109)	1,328	362
separate accounts	740	812	70
private investment funds	(52)	(162)	170

	579	1,978	602
Net market appreciation / (depreciation) and income	1,194	(1,871)	93

Increase during the year	1,773	107	695

AUM at end of year	$6,283	$4,510	$4,403

Consolidated Results of Operations
The following is a discussion of the consolidated results of operations of the Company and a detailed discussion of the Company’s revenues and expenses.

(in thousands, except per share data)	2009	2008	% Change	2008	2007	% Change
Net operating income	$12,112	$13,729	-12%	$13,729	$14,078	-2%
Net operating income after tax(a)	$8,158	$9,256	-12%	$9,256	$9,345	-1%
Net income	$11,374	$3,276	247%	$3,276	$9,932	-67%

Net operating income after tax per share(a)
Basic	$3.16	$3.86	-18%	$3.86	$4.33	-11%
Diluted	$3.15	$3.84	-18%	$3.84	$4.13	-7%

Net income per share
Basic	$4.40	$1.36	224%	$1.36	$4.61	-70%
Diluted	$4.40	$1.36	224%	$1.36	$4.39	-69%

Weighted average shares outstanding
Basic	2,583	2,400		2,400	2,156
Diluted	2,588	2,408		2,408	2,264

(a)	– Net operating income after tax is a non-GAAP performance measure. See Use of Supplemental Data as Non-GAAP Performance Measure on page 19 of this report.
Year Ended December 31, 2009 compared with Year Ended December 31, 2008
The Company posted net income of $11.4 million ($4.40 per diluted share) for the year ended December 31, 2009, compared with net income of $3.3 million ($1.36 per diluted share) for the year ended December 31, 2008. Net income increased due to a $5.4 million positive return on the Company’s corporate investment portfolio in 2009 compared to an $8.2 million negative return in 2008. This improvement was partially offset by a decrease in operating income of $1.6 million, due to a shift in the composition of AUM from higher fee products to lower fee products, combined with the operating loss from Beacon Hill.
Operating expenses decreased by 6% in 2009 primarily driven by the following:
•
Employee compensation expense decreased by 8%, or $2.0 million, reflecting a decrease of $2.6 million in restricted stock expense due to an overall decrease in the total amount of long-term equity awards outstanding during 2009 compared to 2008 and a decrease of $700 thousand in incentive compensation during 2009 compared to 2008, partially offset by an increase in overall staff from 57 to 66, resulting in an increase in overall salaries and related benefits of $1.3 million.

•	General and administrative expense increase 19%, or $490 thousand, to support the Company’s investment team research effort, continued general growth, and additional legal expenses.
•	Third party distribution expense decreased by 23%, or $340 thousand due to the decrease in AUM requiring third party distribution support.
Year Ended December 31, 2008 compared with Year Ended December 31, 2007
The Company posted net income of $3.3 million ($1.36 per diluted share) for the year ended December 31, 2008, compared with net income of $9.9 million ($4.39 per diluted share) for the year ended December 31, 2007. Net income decreased despite a 2% increase in AUM due to a negative return on the Company’s corporate investment portfolio and a loss from Beacon Hill of approximately $1.4 million as it started up its operation.
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

•
Despite continued growth in mutual fund assets under management during 2008, mutual fund administration expense decreased by 6%, or $142 thousand, due to a renegotiation of certain vendor contracts resulting in both expense reductions and a shifting of certain expense obligations directly to the Diamond Hill Funds.

Revenue

(in Thousands)	2009	2008	% Change	2008	2007	% Change
Investment advisory	$37,472	$40,865	-8%	$40,865	$35,339	16%
Mutual fund administration, net	6,090	6,154	-1%	6,154	5,969	3%

Total	43,562	47,019	-7%	47,019	41,308	14%
Revenue for the Year Ended December 31, 2009 compared with Year Ended December 31, 2008
As a percent of total 2009 revenues, investment advisory fees accounted for 86% and mutual fund administration fees made up the remaining 14%. This compared to 87% and 13%, respectively, for 2008.
Investment Advisory Fees. The overall decrease of $3.4 million in investment advisory was primarily due to a shift in AUM composition from long-short strategies to long only strategies, resulting in a lower average advisory fee. Investment advisory fees are generally calculated as a percentage of average net AUM at various levels, depending on the investment product. The Company’s average advisory fee rate for the year ended December 31, 2009 was 0.76% compared to 0.81% for the year ended December 31, 2008. During 2009, the Long-Short Fund, which has a 0.90% advisory fee, experienced cash outflows resulting in a decrease in assets of $366 million. This factor contributed to the decrease in the average advisory fee rate for 2009 compared to 2008.
Mutual Fund Administration Fees. Mutual fund administration fees were relatively flat year over year. Fund administration revenue on the Company’s sponsored Diamond Hill Funds decreased $825 thousand from 2008 to 2009, due in part to a 12% decrease in average AUM. This decrease in revenue was offset by a $761 thousand increase in Beacon Hill’s revenue from 2008 to 2009.
Revenue for the Year Ended December 31, 2008 compared with Year Ended December 31, 2007
As a percent of total 2008 revenues, investment advisory fees accounted for 87% and mutual fund administration fees made up the remaining 13%. This compared to 86% and 14%, respectively, for 2007.
Investment Advisory Fees. Investment advisory fees are generally calculated as a percentage of average net AUM at various levels, depending on the investment product. The Company’s average advisory fee rate for the year ended December 31, 2008 was 0.81% compared to 0.83% for the year ended December 31, 2007. Effective June 30, 2008, the Diamond Hill Long-Short Fund, which has a 0.90% advisory fee, was closed to new investors. As a result, there was a decrease in the cash flows into that fund during the second half of 2008. In addition, there were cash outflows from the Long-Short Fund during the second half of the year, resulting in a decrease in assets for that Fund of 26%. These factors contributed to the slight decrease in the average advisory fee rate for 2008 compared to 2007. The overall increase in investment advisory fees year over year was primarily due to an increase in AUM throughout 2008. Despite the modest increase in AUM from $4.4 billion at December 31, 2007 to $4.5 billion at December 31, 2008, average AUM for the entire year was approximately $4.9 billion, which was the primary driver of the increase in investment advisory fees in 2008 compared to 2007.

Mutual Fund Administration Fees. Mutual fund administration fees are calculated as a percentage of average net assets under administration in the Diamond Hill Funds. The Company earns 0.30% on Class A and Class C shares and 0.18% on Class I shares. As assets in the Funds have grown, the Company has realized certain economies of scale and, as a result, the Company lowered its administration fees each of the last four years to pass on those economies of scale to Fund shareholders. Despite these fee reductions, fund administration revenues increased by $185 thousand over 2007, due to the increase in assets under administration.
Expenses

(in Thousands)	2009	2008	% Change	2008	2007	% Change
Compensation and related costs	$24,114	$26,120	-8%	$26,120	$20,007	31%
General and administrative	3,133	2,643	19%	2,643	2,659	-1%
Sales and marketing	751	796	-6%	796	632	26%
Third party distribution	1,112	1,452	-23%	1,452	1,512	-4%
Mutual fund administration	2,340	2,279	3%	2,279	2,420	-6%

Total	31,450	33,290	-6%	33,290	27,230	22%
Expenses for the Year Ended December 31, 2009 compared with Year Ended December 31, 2008
Compensation and Related Costs. Employee compensation and benefits decreased by $2 million, or 8%, in 2009, primarily due to a decrease of $2.6 million in restricted stock expense due to an overall decrease in the total amount of long-term equity awards outstanding in 2009 compared to 2008, partially offset by an increase in base salaries and related benefits of $1.3 million, due to a 16% increase in employee headcount. Incentive compensation decreased $700 thousand in 2009 compared to 2008.
General and Administrative. General and administrative expenses increased by $490 thousand, or 19%. This increase was primarily due to additional research expenses to support the Company’s investment team, expansion of the Company’s office space, and additional legal costs incurred during 2009 compared to 2008.
Sales and Marketing. Sales and marketing expenses decreased by $45 thousand, or 6%, during 2009. This decrease was primarily due to one-time marketing projects that were completed during 2008, partially offset by an increase in expense related to marketing materials and additional travel expense incurred related to new business attained during the year.
Third Party Distribution. Third party distribution expense represents payments made to third party intermediaries directly related to sales made by those parties of the Company’s investment products. This expense directly correlates with level of sales and AUM in these investment products. The period over period increase or decrease directly corresponds to the increase or decrease in investment advisory fees earned by the Company.
Mutual Fund Administration. Mutual fund administration expenses increased by $61 thousand, or 3%, during 2009, primarily due to an increase of $150 thousand related to a fee increase from the sub-administrator, partially offset by decreases in prospectus fulfillment and other printing.

Expenses for the Year Ended December 31, 2008 compared with Year Ended December 31, 2007
Compensation and Related Costs. Employee compensation and benefits increased by $6.1 million, or 31%, in 2008, primarily due to a 36% increase in the number of staff, long-term equity awards, and the accelerated vesting of certain restricted stock awards.
Incentive compensation for 2008 totaled $13 million, which represented an increase of $550 thousand, or 4%, from 2007. Under the Company’s 2006 Performance Based Compensation Plan, the compensation committee of the board of directors established annual operating profit margin (OPM) targets to be used to determine the amount of the incentive pool and officer awards. For 2008, the OPM target was approximately 35% based on actual revenue of approximately $47 million. Under the plan, the operating results of Beacon Hill are excluded from this determination. After consideration of a number of factors, management recommended, and the compensation committee approved, a reduction of the OPM for 2008 to 32.3%, which increased the incentive pool by approximately $1.3 million and reduced the incentive awards made to officers by 10.4%. Management felt that certain unusual expenses, particularly the impact of accelerated vesting for non-officer restricted stock awards from 2009 to 2008, resulted in a pool that was inadequate. The accelerated vesting increased compensation expense by approximately $1 million and was done in part to generate a $6.7 million tax deduction, which reduced the company’s tax liability for 2008 and also contributed towards generating sufficient negative tax earnings and profits for 2008 such that the character of the special cash dividend paid in the fourth quarter was 100% return of capital.
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
Third Party Distribution. Third party distribution expense represents payments made to third party intermediaries directly related to sales made by those parties of the Company’s investment products. 94% and 99% of this expense in 2008 and 2007, respectively, was related to client investments in the Company’s private investment funds. The remainder represented payments related to sales in the Company’s mutual fund products. The period over period increase or decrease directly corresponds to the increase or decrease in investment advisory fees earned by the Company.
Mutual Fund Administration. Mutual fund administration expenses decreased by $141 thousand during 2008. A large portion of mutual fund administration expense is calculated based on a percent of assets under administration in the Diamond Hill Funds. Despite the increase in mutual fund assets under administration in 2008 compared to 2007, the decrease was attributable to a renegotiation of certain vendor contracts resulting in both expense reductions and a shifting of certain expense obligations directly to the Diamond Hill Funds. Absent this contract re-negotiation, mutual fund administration expenses generally correlate with an increase or decrease in mutual fund assets under administration.

Beacon Hill Fund Services
Beacon Hill is currently staffed with twelve full-time equivalent employees, up from seven at December 31, 2008, and provides compliance, treasurer, and other fund administration services to mutual fund clients and their investment advisors. In addition, through its registered broker/dealer, Beacon Hill also serves as the underwriter for a number of mutual funds. Beacon Hill has been actively marketing its services and has commitments from several clients to commence services at various starting dates in 2010. Most of these commitments are annually recurring engagements. The Company expects Beacon Hill to generate an operating profit in 2010. The following is a summary of Beacon Hill’s performance for the year ended December 31, 2009 compared to 2008, excluding 12b-1 / service fees and commission revenue and expenses, which net to zero:

	For the Year Ended
	December 31,
	2009	2008
Revenue[1]	$1,023,662	$116,516
Expenses	1,999,922	1,513,731

Net loss	$(976,260)	$(1,397,215)

[1]
Beacon Hill’s 2009 and 2008 revenue includes $146,067, and $0, respectively, of inter-company revenue earned from services provided to DHCM. This amount has been eliminated from the Consolidated Statements of Income.

Liquidity and Capital Resources
The Company’s entire investment portfolio is in readily marketable securities, which provide for cash liquidity, if needed. Investments in mutual funds are valued at their quoted current net asset value. Investments in private investment funds are valued independently based on readily available market quotations. Inflation is expected to have no material impact on the Company’s performance.
As of December 31, 2009, the Company had working capital of approximately $20.5 million compared to $24.1 million at December 31, 2008. Working capital includes cash, securities owned and accounts receivable, net of all liabilities. The Company has no debt, and its available working capital is expected to be sufficient to cover current expenses. The Company does not expect any material capital expenditures during 2010.
Operating activities during 2009 provided cash flows of $16.9 million, down $409 thousand from 2008, including a decrease in the change in non-cash stock based compensation expense of $2.7 million, a decrease in the change in accounts receivable of $5.2 million, and a decrease in the change in investment gain/loss of $7.4 million, offset by an increase in net income of $8.1 million, an increase in the change in deferred taxes of $4.0 million, and an increase in the change in other assets and liabilities of $3.6 million. Net cash provided in investing activities totaled $4.3 million, compared to net cash provided in investing activities of $13 million in 2008. Capital spending for property and equipment increased to $605 thousand in 2009, an increase of $242 thousand from 2008, and proceeds from the sales of investments decreased to $13.9 million in 2009, a decrease of $9.6 million from 2008. Net cash used by financing activities was $25.5 million in 2009, compared to net cash used by financing activities of $26.6 million in 2008. The decrease of $1.1 million in cash used by financing activities included a decrease in taxes withheld on employee stock transactions of $2.6 million, partially offset by an increase in the dividend payment of $1.7 million in 2009.
Operating activities during 2008 provided cash flows of $17.4 million, up $7.4 million from 2007, including a decrease in net income of $6.6 million and a decrease in the change in deferred taxes of $1.2 million, offset by an increase in change in non-cash stock-based compensation expense of $2.9 million, an increase in the change in investment gain/loss of $2.9 million and an increase in the change in accrued liabilities of $9.7 million. Net cash provided in investing activities totaled $13 million, compared to net cash used in investing activities of $15 million in 2007. Capital spending for property and equipment decreased to $363 thousand in 2008, a decline of $59 thousand from 2007. Net cash used by financing activities was $26.6 million in 2008, compared to net cash provided by financing activities of $7.5 million in 2007. Substantially all of this increase in cash used by financing activities related to the $24.4 million dividend payment made in 2008.

Selected Quarterly Information
Unaudited quarterly results of operations for the years ended December 31, 2009 and 2008 is summarized below:

	At or For the Quarter Ended
	2009				2008
(in thousands)	12/31	09/30	06/30	03/31	12/31	09/30	06/30	03/31
Assets Under Management (in millions)	$6,283	$5,489	$4,733	$3,909	$4,510	$5,548	$5,486	$4,665
Total revenue	13,715	11,372	9,592	8,883	10,372	13,348	12,396	10,903
Total operating expenses	9,110	8,523	7,061	6,756	8,447	9,126	8,340	7,378

Operating income	4,605	2,849	2,531	2,127	1,925	4,222	4,056	3,525

Investment Return	881	2,064	4,032	(1,579)	(4,180)	(2,319)	(1,331)	(375)

Net income (loss)	$3,504	$3,204	$4,315	$351	$(1,713)	$1,224	$1,779	$1,986

Diluted EPS	$1.34	$1.23	$1.66	$0.14	$(0.70)	$0.50	$0.73	$0.82

Diluted shares outstanding	2,621	2,612	2,603	2,516	2,455	2,444	2,447	2,426

The net loss in the fourth quarter of 2008 was due to significant deterioration in the overall market in the fourth quarter of 2008, which caused an 18.7% decrease in AUM in the fourth quarter of 2008 compared to third quarter 2008. This decrease in AUM had a direct correlation with the decrease in revenue during the fourth quarter of 2008 compared to third quarter 2008, as revenue is generated based upon AUM. In addition, the corporate investment portfolio had a net loss of $4.1 million in fourth quarter 2008, which further contributed to the decrease in net income for the quarter ended December 31, 2008.
Contractual Obligations
The following table presents a summary of the Company’s future obligations under the terms of an operating lease and other contractual purchase obligations at December 31, 2009. Other purchase obligations include contractual amounts that will be due for the purchase of services to be used in the Company’s operations such as mutual fund sub-administration and portfolio accounting software. These obligations may be cancelable at earlier times than those indicated and, under certain conditions, may involve termination fees. Because these obligations are of a normal recurring nature, the Company expects that it will fund them from future cash flows from operations. The information presented does not include operating expenses or capital expenditures that will be committed in the normal course of operations in 2010 and future years:

		Payments Due by Period
	Total	2010	2011-2012	2013-2014	Later
Operating lease obligations	$2,331,000	$358,000	$688,000	$714,000	$571,000
Purchase obligations	3,008,000	2,946,000	62,000	—	—

Total	$5,339,000	$3,304,000	$750,000	$714,000	$571,000

Use of Supplemental Data as Non-GAAP Performance Measure
Net Operating Income After Tax
As supplemental information, we are providing performance measures that are based on methodologies other than generally accepted accounting principles (“non-GAAP”) for “Net Operating Income After Tax”. Management uses these performance measures as benchmarks in evaluating and comparing the period-to-period operating performance of the Company and its subsidiaries.
The Company defines “net operating income after tax” as the Company’s net operating income less income tax provision, excluding investment return and the tax impact related to the investment return. The Company believes that “net operating income after tax” provides a good representation of the Company’s operating performance, as it excludes the impact of investment return on financial results. The amount of the investment portfolio and the market impact on the investment portfolio can fluctuate significantly from one period to another. These fluctuations can distort the underlying earnings potential of a company. We also believe “net operating income after tax” is an important metric in estimating the value of an asset management business. This measure is provided in addition to net income and net operating income and is not a substitute for net income or net operating income and may not be comparable to non-GAAP performance measures of other companies.

	Year Ended December 31,
	2009	2008	2007
Net Operating Income, GAAP basis	$12,112,352	$13,728,814	$14,078,489
Non-GAAP Adjustments:
Tax Provision excluding impact of Investment Return	3,954,536	4,473,170	4,733,329
Net operating income after tax, non-GAAP basis	8,157,816	9,255,644	9,345,160

Net operating income after tax per basic share, non-GAAP basis	$3.16	$3.86	$4.33
Net operating income after tax per diluted share, non-GAAP basis	$3.15	$3.84	$4.13

Basic weighted average shares outstanding, GAAP basis	2,582,998	2,400,142	2,155,829
Diluted weighted average shares outstanding, GAAP basis	2,587,751	2,408,476	2,264,234
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
Critical Accounting Policies and Estimates
Provisions for Income Taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.
Revenue Recognition on Incentive-Based Advisory Contracts. The Company has certain investment advisory contracts in which a portion of the fees are based on investment performance achieved in the respective client portfolio in excess of a specified hurdle rate. For management fees based on a formula, there are two methods by which incentive revenue may be recorded. Under “Method 1,” incentive fees are recorded at the end of the contract year. Under “Method 2,” incentive fees are recorded periodically and calculated as the amount that would be due under the formula at any point in time as if the contract was terminated at that date. Management has chosen the more conservative Method 1, in which performance fees are recorded at the end of the contract period provided for by the contract terms.

Revenue Recognition when Acting as an Agent vs. Principal. The Funds have selected and contractually engaged certain vendors to fulfill various services to benefit the Funds’ shareholders or to satisfy regulatory requirements of the Funds. These services include, among others, required fund shareholder mailings, registration fees, legal and audit fees. DHCM, in fulfilling a portion of its role under the administration agreement with the Funds, acts as agent to pay these obligations of the Funds. Each vendor is independently responsible for fulfillment of the services it has been engaged to provide and negotiates fees and terms with the management and board of trustees of the Funds. The fee that the Funds pay to DHCM is reviewed annually by the Funds’ board of trustees and specifically takes into account the contractual expenses that DHCM pays on behalf of the Funds. As a result, DHCM is not involved in the delivery or pricing of these services and bears no risk related to these services. Revenue has been recorded net of these Fund expenses, as it is the appropriate accounting treatment for this agency relationship.
Beacon Hill has underwriting agreements with certain clients, including registered mutual funds. Part of Beacon Hill’s role as underwriter is to act as an agent on behalf of its mutual fund clients to receive 12b-1/service fees and commission revenue and facilitate the payment of those fees and commissions to third parties who provide services to the funds and their shareholders. The amount of 12b-1/service fees and commissions are determined by each mutual fund client and Beacon Hill bears no financial risk related to these services. As a result, 12b-1/service fees and commission revenue has been recorded net of the expense payments to third parties, as it is the appropriate accounting treatment for this agency relationship.

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
The table below summarizes the Company’s market risks as of December 31, 2009, and shows the effects of a hypothetical 10% increase and decrease in equity and bond investments.

		Fair Value Assuming a	Fair Value Assuming a
	Fair Value as of	Hypothetical 10%	Hypothetical 10%
	December 31, 2009	Increase	Decrease
Equity investments	$15,814,536	$17,395,990	$14,233,082
Bond fund investments	615,431	676,974	553,888

Total	$16,429,967	$18,072,964	$14,786,970

ITEM 8.	Financial Statements and Supplementary Data
Report of Independent Registered Public
Accounting Firm on Consolidated Financial Statements
The Shareholders and Board of Directors of
Diamond Hill Investment Group, Inc.:
We have audited the accompanying balance sheets of Diamond Hill Investment Group, Inc. and its subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying financial statements. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diamond Hill Investment Group, Inc. and its subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Diamond Hill Investment Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ Plante & Moran, PLLC
Columbus, Ohio
March 1, 2010

Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$11,513,194	$15,788,560
Investment portfolio	16,429,967	17,185,611
Accounts receivable	10,144,004	5,339,558
Prepaid expenses	724,825	1,067,388
Fixed assets, net of depreciation, and other assets	1,171,670	835,314
Income tax receivable	—	2,334,836
Deferred taxes	520,965	1,989,016

Total assets	$40,504,625	$44,540,283

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$4,465,011	$1,294,396
Accrued incentive compensation	12,300,650	13,000,000
Income tax payable	758,257	—

Total liabilities	17,523,918	14,294,396

Commitments and contingencies	—	—

Shareholders’ Equity
Common stock, no par value
7,000,000 shares authorized;
2,677,577 issued and outstanding at December 31, 2009;
2,447,299 issued and outstanding at December 31, 2008	26,922,484	16,233,501
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred compensation	(8,070,697)	(4,908,215)
Retained earnings	4,128,920	18,920,601

Total shareholders’ equity	22,980,707	30,245,887

Total liabilities and shareholders’ equity	$40,504,625	$44,540,283

Book value per share	$8.58	$12.36

The accompanying notes are an integral part of these financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income

	Year Ended December 31,
	2009	2008	2007
REVENUES:
Investment advisory	$37,472,407	$40,865,296	$35,339,335
Mutual fund administration, net	6,089,979	6,153,919	5,968,603

Total revenue	43,562,386	47,019,215	41,307,938

OPERATING EXPENSES:
Compensation and related costs	24,113,631	26,120,040	20,006,542
General and administrative	3,133,359	2,643,274	2,658,649
Sales and marketing	751,040	796,438	631,911
Third party distribution	1,112,460	1,452,087	1,512,095
Mutual fund administration	2,339,544	2,278,562	2,420,252

Total operating expenses	31,450,034	33,290,401	27,229,449

NET OPERATING INCOME	12,112,352	13,728,814	14,078,489

Investment return	5,398,636	(8,205,051)	909,134

INCOME BEFORE TAXES	17,510,988	5,523,763	14,987,623

Income tax provision	(6,137,045)	(2,247,685)	(5,055,308)

NET INCOME	$11,373,943	$3,276,078	$9,932,315

Earnings per share
Basic	$4.40	$1.36	$4.61

Diluted	$4.40	$1.36	$4.39

Weighted average shares outstanding
Basic	2,582,998	2,400,142	2,155,829

Diluted	2,587,751	2,408,476	2,264,234

The accompanying notes are an integral part of these financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Shareholders’ Equity

					Retained
	Shares	Common	Treasury	Deferred	Earnings
	Outstanding	Stock	Stock	Compensation	(Deficit)	Total
Balance at January 1, 2007	1,838,435	$16,515,256	$(95,736)	$(2,355,499)	$6,419,236	$20,483,257
Deferred compensation	36,000	3,089,280	—	(3,089,280)	—	—
Recognition of current year deferred compensation	—	—	—	1,388,764	—	1,388,764
Issuance of stock grants	57,254	5,628,641	—	—	—	5,628,641
Issuance of stock related to 401k plan match	2,582	202,019	—	—	—	202,019
FAS 123R compensation expense	—	8,152	—	—	—	8,152
Tax benefit from options and warrants exercised	—	6,015,186	—	—	—	6,015,186
Payment of taxes withheld related to option exercises	(85,518)	(8,020,273)	—	—	—	(8,020,273)
Purchase of treasury stock related to option exercises	(15,797)	—	(1,344,958)	—	—	(1,344,958)
Sale of treasury stock for issuance of stock grant	614	25,874	38,903	—	—	64,777
Sale of treasury stock for 401k plan match	2,423	57,061	177,435	—	—	234,496
Sale of treasury stock related to option exercises	22,585	57,084	1,224,356	—	(707,028)	574,412
Exercise of options/warrants for common stock	390,017	4,500,478	—	—	—	4,500,478
Repurchase of common stock	(4,942)	(359,734)	—	—	—	(359,734)
Net income	—	—	—	—	9,932,315	9,932,315

Balance at December 31, 2007	2,243,653	$27,719,024	$—	$(4,056,015)	$15,644,523	$39,307,532

Deferred compensation	63,450	5,184,801	—	(5,184,801)	—	—
Recognition of current year deferred compensation	—	—	—	4,332,601	—	4,332,601
Issuance of stock grants	85,796	6,021,482	—	—	—	6,021,482
Issuance of common stock related to 401k plan match	8,506	638,796	—	—	—	638,796
FAS 123R compensation expense	—	2,233	—	—	—	2,233
Tax benefit from equity transactions	—	3,997,348	—	—	—	3,997,348
Payment of taxes withheld related to employee stock transactions	(33,991)	(2,777,545)	—	—	—	(2,777,545)
Purchase of common stock related to option exercises	(4,452)	(381,843)	—	—	—	(381,843)
Exercise of options/warrants for common stock	95,500	1,132,204	—	—	—	1,132,204
Repurchase of common stock	(11,163)	(862,115)	—	—	—	(862,115)
Dividend Paid of $10.00 per share	—	(24,440,884)	—	—	—	(24,440,884)
Net income	—	—	—	—	3,276,078	3,276,078

Balance at December 31, 2008	2,447,299	$16,233,501	$—	$(4,908,215)	$18,920,601	$30,245,887

Deferred compensation	78,092	4,836,595	—	(4,836,595)	—	—
Recognition of current year deferred compensation	—	—	—	1,674,113	—	1,674,113
Issuance of stock grants	135,313	5,032,290	—	—	—	5,032,290
Issuance of common stock related to 401k plan match	15,610	758,459	—	—	—	758,459
Tax benefit from equity transactions	—	134,741	—	—	—	134,741
Payment of taxes withheld related to employee stock transactions	(2,737)	(140,602)	—	—	—	(140,602)
Exercise of options/warrants for common stock	4,000	67,500	—	—	—	67,500
Dividend Paid of $10.00 per share	—	—	—	—	(26,165,624)	(26,165,624)
Net income	—	—	—	—	11,373,943	11,373,943

Balance at December 31, 2009	2,677,577	$26,922,484	$—	$(8,070,697)	$4,128,920	$22,980,707

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flow

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$11,373,943	$3,276,078	$9,932,315
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation on property and equipment	268,572	181,908	147,059
Amortization of deferred compensation	1,674,113	4,332,601	1,388,764
(Increase) decrease in accounts receivable	(4,804,446)	354,716	1,229,734
Increase (decrease) in deferred income taxes	1,438,658	(2,535,960)	(1,352,162)
Stock option expense	—	2,233	8,152
Noncash director fee expense	180,074	167,281	—
Investment gain/loss, net	(4,055,840)	3,298,360	389,771
Increase (decrease) in accrued liabilities	7,323,481	8,281,581	(1,424,647)
Other changes in assets and liabilities	3,599,790	48,340	(246,227)

Net cash provided by operating activities	16,998,345	17,407,138	10,072,759

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(604,928)	(362,722)	(304,262)
Cost of investments purchased and other portfolio activity	(9,149,453)	(10,076,234)	(15,317,252)
Proceeds from sale of investments	13,960,937	23,628,426	—

Net cash provided by (used in) investing activities	4,206,556	13,189,470	(15,621,514)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for repurchase of common shares	—	(862,115)	(359,734)
Payment of taxes withheld on employee stock transactions	(140,602)	(2,777,545)	(8,020,273)
Proceeds from common stock issuance	825,959	1,489,218	15,779,315
Payment of dividends	(26,165,624)	(24,440,884)	—
Purchase of treasury stock	—	—	(1,344,958)
Sale of treasury stock	—	—	1,440,694

Net cash provided by (used in) financing activities	(25,480,267)	(26,591,326)	7,495,044

CASH AND CASH EQUIVALENTS
Net change during the period	(4,275,366)	4,005,282	1,946,289
At beginning of period	15,788,560	11,783,278	9,836,989

At end of period	$11,513,194	$15,788,560	$11,783,278

Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	2,625,900	3,005,000	435,682

Noncash Transactions during the period for:
Common Stock Issued as Incentive Compensation	4,852,216	5,754,140	5,478,718
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Notes to Consolidated Financial Statements
Note 1 Business and Organization
Diamond Hill Investment Group, Inc. (the “Company”) derives its consolidated revenues and net income primarily from investment advisory and fund administration services that it provides to individual and institutional investors. The Company has four operating subsidiaries.
Diamond Hill Capital Management, Inc. (“DHCM”), an Ohio corporation, is a wholly owned subsidiary of the Company and a registered investment adviser. DHCM is the investment adviser to the Diamond Hill Funds (the “Funds”), a series of open-end mutual funds, private investment funds (“Private Funds”), and also offers advisory services to institutional and individual investors.
Diamond Hill GP (Cayman) Ltd. (“DHGP”) was incorporated in the Cayman Islands as an exempted company on May 18, 2006 for the purpose of acting as the general partner of a Cayman Islands exempted limited partnership, which partnership acts as a master fund for Diamond Hill Offshore Ltd., a Cayman Islands exempted company; and Diamond Hill Investment Partners II, L.P., an Ohio limited partnership. DHGP has no operating activity.
Beacon Hill Fund Services, Inc. (“BHFS”), an Ohio corporation, is a wholly owned subsidiary of the Company incorporated on January 29, 2008. BHFS provides certain compliance, treasury, and fund administration services to mutual fund companies. BHIL Distributors, Inc. (“BHIL”), an Ohio corporation, is a wholly owned subsidiary of BHFS incorporated on February 19, 2008. BHIL provides underwriting and distribution services to mutual fund companies. BHFS and BHIL collectively operate as Beacon Hill.
Note 2 Significant Accounting Policies
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses for the periods. Actual results could differ from those estimates. Certain prior year amounts and disclosures have been reclassified to conform to the current year financial presentation. Book value per share is computed by dividing total shareholders’ equity by the number of shares issued and outstanding at the end of the measurement period. The following is a summary of the Company’s significant accounting policies:
Principles of Consolidation
The accompanying consolidated financial statements include the operations of the Company and its subsidiaries. All material inter-company transactions and balances have been eliminated in consolidation.
Segment Information
Management has determined that the Company operates in one business segment, namely providing investment management and administration services to mutual funds, separate accounts, and private investment funds. Therefore, no disclosures relating to operating segments are required in annual or interim financial statements.
Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and money market funds.

Note 2 Significant Accounting Policies (Continued)
Accounts Receivable
Accounts receivable are recorded when they are due and are presented in the balance sheet, net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of those individuals or entities that owe the receivable. No allowance for doubtful accounts was deemed necessary at December 31, 2009 and 2008.
Valuation of Investment Portfolio
Investments held by the Company are valued based upon the definition of Level 1 inputs and Level 2 inputs. Level 1 inputs are defined as fair values which use quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are defined as quoted prices in markets that are not considered to be active for identical assets or liabilities, quoted prices in active markets for similar assets or liabilities, and inputs other than quoted prices that are directly observable or indirectly through corroboration with observable market data. At December 31, 2009, $4,108,170 and $12,321,797 in Company investments are valued based upon Level 1 and Level 2 inputs, respectively. At December 31, 2008, $5,923,202 and $11,262,409 in Company investments are valued based upon Level 1 and Level 2 inputs, respectively.
The changes in market values on the investments are recorded in the Consolidated Statement of Income as investment returns.
Limited Partnership Interests
DHCM is the managing member of Diamond Hill General Partner, LLC, the General Partner of Diamond Hill Investment Partners, LP (“DHIP”), Diamond Hill Investment Partners II, LP (“DHIP II”), and Diamond Hill Research Partners, LP (“DHRP”), (collectively the “Partnerships”), each a limited partnership whose underlying assets consist of marketable securities. DHCM, in its role as the managing member of the General Partner, exerts significant influence over the financial and operating policies of the Partnerships but does not exercise control. Therefore, DHCM’s investment in the Partnerships is accounted for using the equity method, under which DHCM’s share of the net earnings or losses from the partnership is reflected in income as earned, and distributions received are reflected as reductions from the investment. Several board members, officers and employees of the Company invest in DHIP and DHIP II through Diamond Hill General Partner, LLC. These individuals receive no remuneration as a result of their personal investment in the Partnerships. The capital of Diamond Hill General Partner, LLC is not subject to a management fee or an incentive fee.
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

Note 2 Significant Accounting Policies (Continued)
Revenue Recognition – Performance Incentive Revenue
The Company’s private investment funds and certain managed accounts provide for performance incentive fees. For management fees based on a formula, there are two methods by which incentive revenue may be recorded. Under “Method 1”, incentive fees are recorded at the end of the contract period; under “Method 2”, the incentive fees are recorded periodically and calculated as the amount that would be due under the formula at any point in time as if the contract was terminated at that date. Management has chosen Method 1, in which incentive fees are recorded at the end of the contract period for the specific client in which the incentive fee applies. The table below shows assets under management (“AUM”) subject to performance incentive fees and the performance incentive fees, as calculated under each of the above methods:

	As Of December 31,
	2009	2008	2007
AUM — Contractual Period Ends Quarterly	$108,974,458	$218,503,205	$193,342,530
AUM — Contractual Period Ends Annually	196,469,025	159,514,591	387,466,713

Total AUM Subject to Performance Incentive	$305,443,483	$378,017,796	$580,809,243

	For The Period Ending December 31,
	2009	2008	2007
Performance Incentive Fees — Method 1	$1,050,895	$378,881	$174,292
Performance Incentive Fees — Method 2	1,262,922	378,881	174,292
Revenue Recognition – Mutual Fund Administration
DHCM has an administrative and transfer agency services agreement with the Funds, under which DHCM performs certain services for each fund. These services include mutual fund administration, transfer agency and other related functions. For performing these services, each fund compensates DHCM a fee at an annual rate of 0.34% for Class A and Class C shares and 0.20% for Class I shares times each series’ average daily net assets. Effective April 30, 2009, the fee for administrative services was increased from 0.30% to 0.34% for Class A and Class C shares. The Funds have selected and contractually engaged certain vendors to fulfill various services to benefit the Funds’ shareholders or to satisfy regulatory requirements of the Funds. These services include, among others, required fund shareholder mailings, federal and state registrations, legal and audit. DHCM, in fulfilling a portion of its role under the administration agreement with the Funds, acts as agent to pay these obligations of the Funds. Each vendor is independently responsible for fulfillment of the services it has been engaged to provide and negotiates fees and terms with the management and board of trustees of the Funds. The fee that the Funds pay to DHCM is reviewed annually by the Funds’ board of trustees and specifically takes into account the contractual expenses that DHCM pays on behalf of the Funds. As a result, DHCM is not involved in the delivery or pricing of these services and bears no risk related to these services. Revenue has been recorded net of these Fund expenses, as it is the appropriate accounting treatment for this agency relationship. In addition, DHCM finances the upfront commissions which are paid by the Fund’s principal underwriter to brokers who sell Class C shares of the Funds. As financer, DHCM advances to the underwriter the commission amount to be paid to the selling broker at the time of sale. These advances are capitalized and amortized over 12 months to correspond with the repayments DHCM receives from the principal underwriter to recoup this commission advancement.
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
commission revenue have been recorded net of the expense payments to third parties, as it is the appropriate accounting treatment for this agency relationship.
Mutual fund administration gross and net revenue are summarized below:

	Year Ended December 31,
	2009	2008	2007
Mutual fund administration:
Administration Revenue, gross	$9,257,464	$9,194,973	$8,226,438
12b-1/service fees and commission revenue received from Fund clients	5,260,383	—	—
12b-1/service fees and commission expense payments to third parties	(5,260,383)	—	—
Fund related expense	(3,141,229)	(3,061,646)	(2,393,732)

Revenue, net of fund related expenses	6,116,235	6,133,327	5,832,706

DHCM C-Share financing:
Broker commission advance repayments	763,383	1,776,206	1,970,006
Broker commission amortization	(789,639)	(1,755,614)	(1,834,109)

Financing activity, net	(26,256)	20,592	135,897

Mutual fund administration revenue, net	$6,089,979	$6,153,919	$5,968,603

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
The Company has analyzed its tax positions taken on federal income tax returns for all open tax years (tax years ended December 31, 2006 through 2009) to determine any uncertainty in income taxes and has recognized no adjustment in the net asset or liability.
Earnings Per Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options and warrants were exercised.

Note 3 Investment Portfolio
As of December 31, 2009, the Company held investments worth $16.4 million and a cost basis of $12.4 million. The following table summarizes the market value of these investments over the last two fiscal years:

	Year Ended December 31,
	2009	2008
Diamond Hill Small Cap Fund	$709,881	$—
Diamond Hill Small-Mid Cap Fund	785,714	—
Diamond Hill Large Cap Fund	684,554	—
Diamond Hill Select Fund	705,790	—
Diamond Hill Long-Short Fund	606,800	—
Diamond Hill Strategic Income Fund	615,431	—
Diamond Hill Investment Partners, L.P.	2,653,856	7,494,929
Diamond Hill Investment Partners II, L.P.	2,649,665	3,767,480
Diamond Hill Research Partners, L.P.	7,018,276	—
Other marketable equity securities	—	5,923,202

Total Investment Portfolio	$16,429,967	$17,185,611

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

	December 31,
	2009	2008	2007
Total partnership assets	$188,716,374	$196,021,226	$360,372,685
Total partnership liabilities	40,583,059	33,056,747	80,007,267
Net partnership assets	148,133,315	162,964,479	280,365,418
Net partnership income (loss)	35,193,357	(75,625,562)	6,581,829

DHCM’s portion of net assets	12,321,797	11,262,409	15,128,723
DHCM’s portion of net income (loss)	4,634,391	(3,866,314)	562,469
DHCM’s income from the Partnerships includes its pro-rata capital allocation and its share of an incentive allocation, if any, from the limited partners.

Note 4 Capital Stock
Common Shares
The Company has only one outstanding class of securities, Common Shares.
Authorization of Preferred Shares
The Company’s Articles of Incorporation authorize the issuance of 1,000,000 shares of “blank check” preferred shares with such designations, rights and preferences, as may be determined from time to time by the Company’s Board of Directors. The Board of Directors is authorized, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting or other rights of the holders of the Common Shares. There were no shares of preferred stock issued or outstanding at December 31, 2009 or December 31, 2008.
Note 5 Stock-Based Compensation
Equity Incentive Plans
2005 Employee and Director Equity Incentive Plan
At the Company’s annual shareholder meeting on May 12, 2005, shareholders approved the 2005 Employee and Director Equity Incentive Plan (“2005 Plan”). The 2005 Plan is intended to facilitate the Company’s ability to attract and retain staff, provide additional incentive to employees, directors and consultants, and to promote the success of the Company’s business. The 2005 Plan authorizes the issuance of Common Shares of the Company in various forms of stock or option grants. As of December 31, 2009 there were 394,358 shares available for issuance under the 2005 Plan. The 2005 Plan provides that the Board of Directors, or a committee appointed by the Board, may grant awards and otherwise administer the 2005 Plan. Restricted stock grants issued under the 2005 Plan, which vest over time, are recorded as deferred compensation in the equity section of the balance sheet on grant date and then recognized as compensation expense based on the grant date price over the vesting period of the respective grant.
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
401(k) Plan
The Company sponsors a 401(k) plan in which all employees participate. Employees may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions of Common Shares of the Company with a value equal to 200 percent of the first six percent of an employee’s compensation contributed to the plan. Employees become fully vested in the matching contributions after six plan years of employment. For the years ended December 31, 2009, 2008, and 2007, expenses attributable to the plan were $758,522, $638,796 and $437,413, respectively.

Note 5 Stock-Based Compensation (Continued)
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
Stock option and warrant transactions under the various plans for the past three fiscal years are summarized below:

	Options		Warrants
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding December 31, 2006	283,102	$14.60	249,400	$12.57

Exercisable December 31, 2006	243,102	$16.26	249,400	$12.57

Granted	—	—	—	—
Expired / Forfeited	—	—	2,000	—
Exercised	190,602	16.64	222,000	8.65

Outstanding December 31, 2007	92,500	$10.40	25,400	$47.00

Exercisable December 31, 2007	72,500	$12.03	25,400	$47.00

Granted	—	—	—	—
Expired / Forfeited	—	—	12,400	72.09
Exercised	92,500	10.40	3,000	56.67

Outstanding December 31, 2008	—	$—	10,000	$13.00

Exercisable December 31, 2008	—	$—	10,000	$13.00

Granted	—	—	—	—
Expired / Forfeited	—	—	—	—
Exercised	—	—	4,000	16.88

Outstanding December 31, 2009	—	$—	6,000	$10.42

Exercisable December 31, 2009	—	$—	6,000	$10.42

Warrants outstanding and exercisable at December 31, 2009 are as follows:

Warrants
	Remaining
Number	Life	Number
Outstanding	In Years	Exercisable	Exercise Price
4,000	0.16	4,000	$11.25
2,000	0.36	2,000	$8.75

6,000	0.23	6,000

The aggregate intrinsic value of warrants outstanding as of December 31, 2009 is $322,880.

Note 6 Operating Leases
The Company leases approximately 19,000 square feet of office space at its principal office under an operating lease agreement which terminates on July 31, 2016. In addition, the Company leases approximately 2,200 square feet of office space for a subsidiary company under an operating lease agreement which terminates on February 28, 2011. Total lease and operating expenses for the years ended December 31, 2009, 2008, and 2007 were $501,209, $390,196, and $306,337, respectively. The approximate future minimum lease payments under the operating leases are as follows:

2010	2011	2012	2013	2014	Thereafter
$358,000	$340,000	$348,000	$356,000	$358,000	$571,000
In addition to the above rent, the Company is also responsible for normal operating expenses of the properties. Such operating expenses were approximately $9.79 per square foot in 2009, on a combined basis, and are expected to be approximately $9.97 per square foot in 2010.
Note 7 Income Taxes
The Company files a consolidated Federal income tax return. It is the policy of the Company to allocate the consolidated tax provision to subsidiaries as if each subsidiary’s tax liability or benefit were determined on a separate company basis. As part of the consolidated group, subsidiaries transfer to the Company their current Federal tax liability or assets. The federal income tax benefit for 2008 includes interest and penalties paid of $11 thousand.

	2009	2008	2007
Current city income tax provision	$266,711	$375,821	$197,760
Current state income tax provision	44,000	11,000	—
Current federal income tax provision	4,358,283	4,396,824	—
Deferred federal income tax provision (benefit)	1,468,051	(2,535,960)	4,857,548

Provision for income taxes	$6,137,045	$2,247,685	$5,055,308

A reconciliation of income tax expense at the statutory federal rate to the Company’s income tax expense is as follows:

	2009	2008	2007
Income tax computed at statutory rate	$5,990,509	$1,898,479	$5,095,792
City and state income taxes, net of federal benefit	204,417	255,302	197,760
Other	(57,881)	93,904	(238,244)

Income tax expense	$6,137,045	$2,247,685	$5,055,308

Deferred tax assets and liabilities consist of the following at December 31, 2009 and 2008:

	2009	2008
Stock-based compensation	$926,222	$515,914
Unrealized (gains) losses	(1,742,009)	316,249
Capital loss carry forward	1,547,804	1,182,044
Other assets and liabilities	(211,052)	(25,191)

Net deferred tax assets	$520,965	$1,989,016

For the years ended December 31, 2009 and 2008, the Company received net federal tax benefits from the exercise of stock-based compensation of $119,204 and $3,805,977 respectively, which resulted in an increase to equity. As of December 31, 2007, the Company and its subsidiaries had a net operating loss (“NOL”) carry forward for tax purposes of approximately $5,800,000. The NOL related to the exercise of stock options and warrants. The tax benefit of the NOL was fully utilized in 2008 and was recognized in equity in 2008.

Note 8 Earnings Per Share
The following table sets forth the computation for basic and diluted earnings per share (“EPS”):

	Year Ended December 31,
	2009	2008	2007
Basic and Diluted net income	$11,373,943	$3,276,078	$9,932,315
Weighted average number of outstanding shares
Basic	2,582,998	2,400,142	2,155,829
Diluted	2,587,751	2,408,476	2,264,234
Earnings per share
Basic	$4.40	$1.36	$4.61

Diluted	$4.40	$1.36	$4.39

Note 9 Regulatory Requirements
BHIL, a wholly owned subsidiary of the Company and principal underwriter for mutual funds, is subject to the Securities and Exchange Commission uniform net capital rule, which requires the maintenance of minimum net capital. For purposes of this rule, BHIL had net capital of $279,718, which exceeds its minimum net capital requirement of $132,199 at December 31, 2009. BHIL’s ratio of aggregate indebtedness to net capital at December 31, 2009 was 7.09 to 1.
Note 10 Commitments and Contingencies
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
Management, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this annual report (the “Evaluation Date”). Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
There have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.
The Company’s independent registered public accounting firm, Plante & Moran, PLLC, has audited the Company’s 2009 and 2008 consolidated financial statements included in this Annual Report on Form 10-K and the Company’s internal control over financial reporting as of December 31, 2009, and has issued its report of Independent Registered Public Accounting Firm on Consolidated Financial Statements, which is included in this Annual Report on Form 10-K.

ITEM 9B:	Other Information
None
PART III

ITEM 10:	Directors, Executive Officers and Corporate Governance
Information regarding this Item 10 is incorporated by reference to the Company’s proxy statement for its 2010 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act (the “2010 Proxy Statement”), under the Captions: “Proposal 1 – Election of Directors”, “Executive Officers and Compensation Information”, “Corporate Governance”, and “Section 16(a) Beneficial Ownership Reporting Compliance”.

ITEM 11:	Executive Compensation
Information regarding this Item 11 is incorporated by reference to the Company’s 2010 Proxy Statement under the Captions: “Executive Officers and Compensation Information” and “Corporate Governance”.

ITEM 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information concerning our equity compensation plans at December 31, 2009:
Equity Compensation Plan Information

	(a)[1]	(b)	(c)[2]
			Number of securities
			remaining available for
	Number of securities to		future issuance under
	be issued upon the	Weighted-average	equity compensation
	exercise of outstanding	exercise price of	plans (excluding
	options, warrants and	outstanding options,	securities reflected in
Plan category	rights	warrants and rights	column (a))
Equity compensation plans approved by security holders	—	—	394,358

Equity compensation plans not approved by security holders	6,000	$10.42	—

Total	6,000	$10.42	394,358

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

The other information regarding this Item 12 is incorporated by reference to the Company’s 2010 Proxy Statement under the Captions: “Security Ownership of Certain Beneficial Owners and Management” and “Executive Officers and Compensation Information”.

ITEM 13:	Certain Relationships and Related Transactions, and Director Independence
Information regarding this Item 13 is incorporated by reference to the Company’s 2010 Proxy Statement under the Caption: “Corporate Governance”.

ITEM 14:	Principal Accounting Fees and Services
Information regarding this Item 14 is incorporated by reference to the Company’s 2010 Proxy Statement under the Caption: “Independent Registered Public Accounting Firm”.

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

10.1
Representative Investment Management Agreement between Diamond Hill Capital Management, Inc. and the Diamond Hill Funds. (Incorporated by reference from Exhibit 23d(viii) to Post-Effective Amendment Nos. 22 and 23 to Registration Statement on Form N1-A (File Nos. 333-22075 and 811-08061) filed by Diamond Hill Funds on December 30, 2005)

10.2
Seventh Amended and Restated Administrative and Transfer Agency Services Agreement dated as of May 31, 2002, as amended, between Diamond Hill Capital Management, Inc. and the Diamond Hill Funds. (Incorporated by reference from Exhibit 28h(ix) to Post-Effective Amendment Nos. 28 and 29 to Registration Statement on Form N1-A (File Nos. 333-22075 and 811-08061) filed by Diamond Hill Funds on April 30, 2009)

10.3	2005 Employee and Director Equity Incentive Plan, as amended January 1, 2008. (Incorporated by reference from Exhibit 10.6 to Form 10-K filed with the SEC on March 14, 2008; File No. 000-24498.)

10.4	2006 Performance-Based Compensation Plan, as amended January 1, 2008. (Incorporated by reference from Exhibit 10.7 to Form 10-K filed with the SEC on March 14, 2008; File No. 000-24498.)

10.5
Employment Agreement between the Company and Roderick H. Dillon, Jr. dated August 10, 2006, as amended February 28, 2008. (Incorporated by reference from Exhibit 10.8 to Form 10-K filed with the SEC on March 14, 2008; File No. 000-24498.)

10.6
First Amendment to the Amended and Restated Employment Agreement between the Company and Roderick H. Dillon, Jr. dated December 2, 2008. (Incorporated by reference from Exhibit 10.6 to Form 10-K filed with the SEC on March 13, 2009; File No. 000-24498.)

14.1	Amended Code of Business Conduct and Ethics. (Incorporated by reference from Exhibit 14.1 to Form 10-K filed with the SEC on March 13, 2009; File No. 000-24498.)

21.1	Subsidiaries of the Company. (Filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm, Plante & Moran, PLLC. (Filed herewith)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a). (Filed herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a). (Filed herewith)

32.1	Section 1350 Certifications. (Furnished herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

DIAMOND HILL INVESTMENT GROUP, INC.

By:	/S/ R. H. Dillon
	R. H. Dillon,	March 5, 2010
President, Chief Executive Officer and a Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ R. H. Dillon R. H. Dillon	President, Chief Executive Officer, and a Director	March 5, 2010

/S/ James F. Laird James F. Laird	Chief Financial Officer, Treasurer, and Secretary	March 5, 2010

/S/ Gary R. Young Gary R. Young	Controller	March 5, 2010

/S/ Lawrence E. Baumgartner Lawrence E. Baumgartner	Director	March 5, 2010

/S/ David P. Lauer David P. Lauer	Director	March 5, 2010

/S/ James G. Mathias James G. Mathias	Director	March 5, 2010

/S/ David R. Meuse David R. Meuse	Director	March 5, 2010

/S/ Diane D. Reynolds Diane D. Reynolds	Director	March 5, 2010

/S/ Donald B. Shackelford Donald B. Shackelford	Director	March 5, 2010