Form 10-Q
period 2010-03-31
DIAMOND HILL INVESTMENT GROUP INC
filed 2010-05-07
CIK 909108

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☑
The number of shares outstanding of the issuer’s common stock, as of May 4, 2010, is 2,771,787 shares.

DIAMOND HILL INVESTMENT GROUP, INC.

PART I: FINANCIAL INFORMATION
ITEM 1: Consolidated Financial Statements
Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	3/31/2010	12/31/2009
	(Unaudited)
ASSETS
Cash and cash equivalents	$10,964,947	$11,513,194
Investment portfolio	16,661,830	16,429,967
Accounts receivable	8,004,020	10,144,004
Prepaid expenses	708,335	724,825
Fixed assets, net of depreciation, and other assets	1,104,432	1,171,670
Deferred taxes	615,598	520,965

Total assets	$38,059,162	$40,504,625

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$2,136,254	$4,465,011
Accrued incentive compensation	3,875,000	12,300,650
Income tax payable	366,632	758,257

Total liabilities	6,377,886	17,523,918

Commitments and contingencies	—	—

Shareholders’ Equity
Common stock, no par value 7,000,000 shares authorized; 2,767,892 issued and outstanding at March 31, 2010; 2,677,577 issued and outstanding at December 31, 2009	32,461,689	26,922,484
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred compensation	(7,579,653)	(8,070,697)
Retained earnings	6,799,240	4,128,920

Total shareholders’ equity	31,681,276	22,980,707

Total liabilities and shareholders’ equity	$38,059,162	$40,504,625

Book value per share	$11.45	$8.58

See notes to consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
	2010	2009
REVENUES:
Investment advisory	$11,480,525	$7,788,943
Mutual fund administration, net	1,910,383	1,094,531

Total revenue	13,390,908	8,883,474

OPERATING EXPENSES:
Compensation and related costs	7,781,678	5,138,095
General and administrative	811,309	646,180
Sales and marketing	138,388	145,588
Third party distribution	258,775	248,670
Mutual fund administration	472,154	577,185

Total operating expenses	9,462,304	6,755,718

NET OPERATING INCOME	3,928,604	2,127,756

Investment return	244,917	(1,578,852)

INCOME BEFORE TAXES	4,173,521	548,904

Income tax provision	(1,503,201)	(197,533)

NET INCOME	$2,670,320	$351,371

Earnings per share
Basic	$0.98	$0.14

Diluted	$0.98	$0.14

Weighted average shares outstanding
Basic	2,719,075	2,508,451

Diluted	2,720,804	2,515,633

See notes to consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flow (unaudited)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,670,320	$351,371
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation on furniture and equipment	79,557	51,258
Amortization of deferred compensation	583,744	452,499
(Increase) decrease in accounts receivable	2,139,984	683,476
Change in deferred taxes	(94,633)	(1,232,325)
Noncash director fee expense	164,827	150,062
Investment (gain) loss, net	(231,863)	4,580,382
Decrease in accrued liabilities	(5,751,261)	(6,647,708)
Other changes in assets and liabilities	(337,376)	1,792,594

Net cash provided by (used in) operating activities	(776,701)	181,609

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(12,319)	(188,761)
Cost of investments purchased and other portfolio activity	—	(10,881,666)
Proceeds from sale of investments	—	5,460,937

Net cash used in investing activities	(12,319)	(5,609,490)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of taxes withheld on employee stock transactions	—	(23,471)
Proceeds from common stock issuance	240,773	186,375

Net cash provided by financing activities	240,773	162,904

CASH AND CASH EQUIVALENTS
Net change during the period	(548,247)	(5,264,977)
At beginning of period	11,513,194	15,788,560

At end of period	$10,964,947	$10,523,583

Cash paid during the period for:
Interest	$—	$—
Income taxes	1,951,700	—

Noncash transactions during the period for:
Common stock issued as incentive compensation	5,003,146	4,852,216
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
Diamond Hill GP (Cayman) Ltd. (“DHGP”) was incorporated in the Cayman Islands as an exempted company on May 18, 2006 for the purpose of acting as the general partner of a Cayman Islands exempted limited partnership. This limited partnership acts as a master fund for Diamond Hill Offshore Ltd., a Cayman Islands exempted company; and Diamond Hill Investment Partners II, L.P., an Ohio limited partnership. Diamond Hill GP (Cayman) Ltd. has no operating activity.
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
Note 2 Significant Accounting Policies
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses for the periods. Actual results could differ from those estimates. Certain prior period amounts and disclosures have been reclassified to conform to the current period financial presentation. Book value per share is computed by dividing total shareholders’ equity by the number of shares issued and outstanding at the end of the measurement period. The following is a summary of the Company’s significant accounting policies:
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

Note 2 Significant Accounting Policies (Continued)
Accounts Receivable
Accounts receivable are recorded when they are due and are presented in the balance sheet, net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of those individuals or entities that owe the receivable. No allowance for doubtful accounts was deemed necessary at March 31, 2010 or December 31, 2009.
Valuation of Investment Portfolio
Investments held by the Company are valued based upon the definition of Level 1 inputs and Level 2 inputs. Level 1 inputs are defined as fair values which use quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are defined as quoted prices in markets that are not considered to be active for identical assets or liabilities, quoted prices in active markets for similar assets or liabilities and inputs other than quoted prices that are directly observable or indirectly through corroboration with observable market data. At March 31, 2010, $4,292,754 and $12,369,076 in Company investments are valued based upon Level 1 and Level 2 inputs, respectively. At December 31, 2009, $4,108,170 and $12,321,797 in Company investments are valued based upon Level 1 and Level 2 inputs, respectively. Level 1 investments are all registered investment companies (mutual funds). Level 2 investments are all limited partnerships.
The changes in market values on the investments are recorded in the Consolidated Statement of Income as investment return.
Limited Partnership Interests
DHCM is the managing member of Diamond Hill General Partner, LLC, the General Partner of Diamond Hill Investment Partners, LP (“DHIP”), Diamond Hill Investment Partners II, LP (“DHIP II”), and Diamond Hill Research Partners, LP (“DHRP”), collectively (the “Partnerships”), each a limited partnership whose underlying assets consist of marketable securities.
DHCM, in its role as managing member of the General Partner, has the power to direct the Partnerships’ economic activities and the right to receive investment advisory and performance incentive fees that are significant to the Partnerships. The Partnerships are subject to investment company accounting and, as a result, they have not been consolidated in presenting the accompanying financial statements. DHCM’s investments in these partnerships are reported as a component of the Company’s investment portfolio, valued at DHCM’s proportionate interest in the net asset value of the marketable securities held by the Partnerships. Gains and losses attributable to changes in value of the DHCM’s interests in the Partnerships are included in the Company’s reported investment return.
The Company’s exposure to loss as a result of its involvement with the Partnerships is limited to the amount of its investments. DHCM is not obligated to provide financial or other support to the Partnerships, other than its investments to date and its contractually provided investment advisory responsibilities, and has not provided such support. The Company has not provided liquidity arrangements, guarantees or other commitments to support the Partnerships’ operations, and the Partnerships’ creditors and interest holders have no recourse to the general credit of the Company.
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

	As Of March 31,
	2010	2009
AUM — Contractual Period Ends Quarterly	$108,323,321	$84,077,397
AUM — Contractual Period Ends Annually	184,966,484	143,724,736

Total AUM Subject to Performance Incentive	$293,289,805	$227,802,133

	For The Three Months Ending
	March 31,
	2010	2009
Performance Incentive Fees — Method 1	$—	$4,645
Performance Incentive Fees — Method 2	$105,039	$4,645
Revenue Recognition – Mutual Fund Administration
DHCM has an administrative and transfer agency services agreement with the Diamond Hill Funds (the “Funds”), under which DHCM performs certain services for each fund. These services include mutual fund administration, transfer agency and other related functions. For performing these services, each fund compensates DHCM a fee at an annual rate of 0.34% for Class A and Class C shares and 0.20% for Class I shares times each series’ average daily net assets. Prior to April 30, 2009, the fee for administrative services was 0.30% for Class A and Class C shares and 0.18% for Class I shares. The Funds have selected and contractually engaged certain vendors to fulfill various services to benefit the Funds’ shareholders or to satisfy regulatory requirements of the Funds. These services include, among others, required fund shareholder mailings, federal and state registrations, legal and audit fees. DHCM, in fulfilling a portion of its role under the administration agreement with the Funds, acts as agent to pay these obligations of the Funds. Each vendor is independently responsible for fulfillment of the services it has been engaged to provide and negotiates fees and terms with the management and board of trustees of the Funds. The fee that the Funds pay to DHCM is reviewed annually by the Funds’ board of trustees and specifically takes into account the contractual expenses that DHCM pays on behalf of the Funds. As a result, DHCM is not involved in the delivery or pricing of these services and bears no risk related to these services. Revenue has been recorded net of these Fund related expenses, as it is the appropriate accounting treatment for this agency relationship. In addition, DHCM finances the up-front commissions which are paid by the Fund’s principal underwriter to brokers who sell Class C shares of the Funds. As financer, DHCM advances to the underwriter the commission amount to be paid to the selling broker at the time of sale. These advances are capitalized and amortized over 12 months to correspond with the repayments DHCM receives from the principal underwriter to recoup this commission advancement.

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
Mutual fund administration gross and net revenue are summarized below:

	Three Months Ended March 31,
	2010	2009
Mutual fund administration:
Administration revenue, gross	$2,806,111	$1,846,223
12b-1/service fees and commission revenue received from fund clients	2,226,988	—
12b-1/service fees and commission expense payments to third parties	(2,226,988)	—
Fund related expense	(927,205)	(715,552)

Revenue, net of fund related expenses	1,878,906	1,130,671

C-Share financing:
Broker commission advance repayments	158,941	347,453
Broker commission amortization	(127,464)	(383,593)

Financing activity, net	31,477	(36,140)

Mutual fund administration revenue, net	$1,910,383	$1,094,531

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

Note 2 Significant Accounting Policies (Continued)
Earnings Per Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if outstanding warrants were exercised.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period financial presentation.
Note 3 Investment Portfolio
As of March 31, 2010, the Company held investments worth $16.7 million and a cost basis of $12.4 million. The following table summarizes the market value of these investments as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
Diamond Hill Small Cap Fund	$764,257	$709,881
Diamond Hill Small-Mid Cap Fund	838,710	785,714
Diamond Hill Large Cap Fund	715,145	684,554
Diamond Hill Select Fund	733,177	705,790
Diamond Hill Long-Short Fund	600,517	606,800
Diamond Hill Strategic Income Fund	640,948	615,431
Diamond Hill Investment Partners, L.P.	2,609,268	2,653,856
Diamond Hill Investment Partners II, L.P.	2,602,636	2,649,665
Diamond Hill Research Partners, L.P.	7,157,172	7,018,276

Total Investment Portfolio	$16,661,830	$16,429,967

DHCM is the managing member of the Diamond Hill General Partner LLC, which is the General Partner of the Partnerships. The underlying assets of the Partnerships are cash and marketable equity securities. Summary financial information, including the Company’s carrying value as of March 31, 2010 and December 31, 2009 and income from the Partnerships for the three months ended March 31, 2010 and for the year ended December 31, 2009 is as follows:

	March 31,	December 31,
	2010	2009
Total partnership assets	$198,523,650	$188,716,374
Total partnership liabilities	51,598,327	40,583,059
Net partnership assets	146,925,323	148,133,315
Net partnership income (loss)	(2,652,991)	35,193,357

DHCM’s portion of net assets	12,369,075	12,321,797
DHCM’s portion of net income	47,277	4,634,391
DHCM’s income from the Partnerships includes its pro-rata capital allocation and its share of an incentive allocation, if any, from the limited partners.

Note 4 Capital Stock
Common Shares
The Company has only one class of securities, Common Shares.
Authorization of Preferred Shares
The Company’s Articles of Incorporation authorize the issuance of 1,000,000 shares of “blank check” preferred shares with such designations, rights and preferences, as may be determined from time to time by the Company’s Board of Directors. The Board of Directors is authorized, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting or other rights of the holders of the Common Shares. There were no shares of preferred stock issued or outstanding at March 31, 2010 or December 31, 2009.
Note 5 Stock-Based Compensation
Equity Incentive Plans
2005 Employee and Director Equity Incentive Plan
At the Company’s annual shareholder meeting on May 12, 2005, shareholders approved the 2005 Employee and Director Equity Incentive Plan (“2005 Plan”). The 2005 Plan is intended to facilitate the Company’s ability to attract and retain staff, provide additional incentive to employees, directors and consultants, and to promote the success of the Company’s business. The 2005 Plan authorizes the issuance of Common Shares of the Company in various forms of stock or option grants. As of March 31, 2010, there were 309,442 shares available for issuance under the 2005 Plan. The 2005 Plan provides that the Board of Directors, or a committee appointed by the Board, may grant awards and otherwise administer the 2005 Plan. Restricted stock grants issued under the 2005 Plan, which vest over time, are recorded as deferred compensation in the equity section of the balance sheet on grant date and then recognized as compensation expense based on the grant date price over the vesting period of the respective grant.
401(k) Plan
The Company sponsors a 401(k) plan under which all employees participate. Employees may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions of Common Shares of the Company with a value equal to 200 percent of the first six percent of an employee’s compensation contributed to the plan. Employees become fully vested in the matching contributions after six plan years of employment. For the three months ended March 31, 2010 and 2009, expenses attributable to the plan were $218,273 and $186,424, respectively.

Note 5 Stock-Based Compensation (Continued)
Stock Options and Warrants
There were no stock options outstanding during the periods presented in these financials. Warrant transactions are summarized below:

	Warrants
		Weighted Average
	Shares	Exercise Price
Outstanding December 31, 2008	10,000	$13.00
Exercisable December 31, 2008	10,000	$13.00
Granted	—	—
Expired / Forfeited	—	—
Exercised	—	—

Outstanding March 31, 2009	10,000	$13.00

Exercisable March 31, 2009	10,000	$13.00

Outstanding December 31, 2009	6,000	$10.42
Exercisable December 31, 2009	6,000	$10.42
Granted	—	—
Expired / Forfeited	2,000	11.25
Exercised	2,000	11.25

Outstanding March 31, 2010	2,000	$8.75

Exercisable March 31, 2010	2,000	$8.75

Warrants outstanding and exercisable at March 31, 2010 are as follows:

Warrants
	Remaining
Number	Life	Number
Outstanding	In Years	Exercisable	Exercise Price
2,000	0.11	2,000	$8.75

2,000	0.11	2,000

The aggregate intrinsic value of warrants outstanding and exercisable as of March 31, 2010 is $119,700.
Note 6 Operating Leases
The Company leases approximately 19,000 square feet of office space at its principal office under an operating lease agreement which terminates on July 31, 2016. In addition, the Company leases approximately 2,200 square feet of office space for a subsidiary company under an operating lease agreement which terminates on February 28, 2011. Total lease and operating expenses for the three months ended March 31, 2010 and 2009 were $144,157 and $103,552 respectively. The approximate future minimum lease payments under the operating leases are as follows:

2010	2011	2012	2013	2014	Thereafter
$270,000	$340,000	$348,000	$356,000	$358,000	$571,000

Note 6 Operating Leases (Continued)
In addition to the above rent, the Company will also be responsible for normal operating expenses of the properties. Such operating expenses were approximately $9.79 per square foot in 2009 and are expected to be approximately $9.97 per square foot in 2010 on a combined basis.
Note 7 Income Taxes
The provision for income taxes for the three months ended March 31, 2010 and 2009 consists of federal, state and city income taxes. As of March 31, 2010, the Company and its subsidiaries had a capital loss carry forward of approximately $4.5 million. The capital loss carryforward is available to offset capital gains in future years.
Note 8 Earnings Per Share
The following table sets forth the computation for basic and diluted earnings per share (“EPS”):

	Three Months Ended March 31,
	2010	2009
Basic and Diluted net income	$2,670,320	$351,371
Weighted average number of outstanding shares
Basic	2,719,075	2,508,451
Diluted	2,720,804	2,515,633
Earnings per share
Basic	$0.98	$0.14

Diluted	$0.98	$0.14

Note 9 Regulatory Requirements
BHIL, a wholly owned subsidiary of the Company and principal underwriter for mutual funds, is subject to the U.S. Securities and Exchange Commission (“SEC”) uniform net capital rule, which requires the maintenance of minimum net capital. For purposes of this rule, BHIL had net capital of $230,389, which exceeds its minimum net capital requirement of $63,783 at March 31, 2010. BHIL’s ratio of aggregate indebtedness to net capital at March 31, 2010 was 4.15 to 1. For purposes of this rule, BHIL had net capital of $279,718, which exceeds its minimum net capital requirement of $132,199 at December 31, 2009. BHIL’s ratio of aggregate indebtedness to net capital at December 31, 2009 was 7.09 to 1.
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
General
The Company, an Ohio corporation organized in 1990, derives its consolidated revenue and net income from investment advisory and fund administration services provided by its subsidiaries Diamond Hill Capital Management, Inc. (“DHCM”), Beacon Hill Fund Services, Inc. (“BHFS”), and BHIL Distributors, Inc. (“BHIL”). BHFS and BHIL collectively operate as Beacon Hill. DHCM is a registered investment adviser under the Investment Advisers Act of 1940 providing investment advisory services to individuals and institutional investors through Diamond Hill Funds, separate accounts, and private investment funds (generally known as “hedge funds”). Beacon Hill was incorporated during the first quarter of 2008, and provides certain fund administration services and underwriting services to mutual fund companies, including Diamond Hill Funds.
In this section, the Company discusses and analyzes the consolidated results of operations for the three month periods ending March 31, 2010 and 2009 and other factors that may affect future financial performance. The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended March 31, 2010, are not necessarily indicative of the results which may be expected for the entire fiscal year.
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

Assets Under Management
As of March 31, 2010, assets under management (“AUM”) totaled $6.9 billion, a 76% increase in comparison to March 31, 2009. Revenues are highly dependent on both the value and composition of AUM. The following is a summary of the Company’s AUM by product and objective as of March 31, 2010 and 2009 and a roll-forward of AUM activity for the three months ended March 31, 2010 and 2009:

	Assets Under Management by Product
	As of March 31,
(in millions)	2010	2009	% Change
Mutual funds	$3,969	$2,643	50%
Separate accounts	2,691	1,063	153%
Private investment funds	216	203	6%

Total	$6,876	$3,909	76%

	Assets Under Management by Objective
	As of March 31,
(in millions)	2010	2009	% Change
Small	$701	$360	95%
Small-Mid Cap	162	85	91%
Large Cap	3,038	1,184	157%
Select	423	234	81%
Long-Short	2,382	1,930	23%
Strategic and fixed income	170	116	47%

Total	$6,876	$3,909	76%

	Change in Assets Under Management
	For the Three Months Ended March 31,
(in millions)	2010	2009
AUM at beginning of the period	$6,283	$4,510
Net cash inflows (outflows)
mutual funds	254	(138)
separate accounts	153	39
private investment funds	(0)	3

	407	(96)
Net market appreciation (depreciation) and income	186	(505)

Increase (decrease) during the period	593	(601)

AUM at end of the period	$6,876	$3,909

Consolidated Results of Operations
The following is a discussion of the consolidated results of operations of the Company and its revenues and expenses.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2010	2009	% Change
Net operating income after tax (a)	$2,509	$1,388	81%
Net income	$2,670	$351	nm

Net operating income after tax per share (a)
Basic	$0.92	$0.55	67%
Diluted	$0.92	$0.55	67%

Net income per share
Basic	$0.98	$0.14	nm
Diluted	$0.98	$0.14	nm

Weighted average shares outstanding
Basic	2,719	2,508
Diluted	2,721	2,516

(a)	– Net operating income after tax is a non-GAAP performance measure. See Use of Supplemental Data as Non-GAAP Performance Measure on page 18 of this report.
Three Months Ended March 31, 2010 compared with Three Months Ended March 31, 2009
The Company generated net income of $2,670,320 ($0.98 per diluted share) for the three months ended March 31, 2010, compared with net income of $351,371 ($0.14 per diluted share) for the three months ended March 31, 2009. Net income increased $2.3 million due primarily to a positive return on the Company’s corporate investment portfolio of $245 thousand for the three months ended March 31, 2010 compared to a negative return on the Company’s corporate investment portfolio of $1.6 million for the three months ended March 31, 2009. Excluding the corporate investment return, net operating income after tax increased $1.1 million, or 81%, for the period primarily due to a 76% increase in AUM for the quarter ended March 31, 2010 compared to March 31, 2009.
Revenue

	Three Months Ended
	March 31,
(in thousands)	2010	2009	% Change
Investment advisory	$11,481	$7,789	47%
Mutual fund administration, net	1,910	1,094	75%

Total	$13,391	$8,883	51%

As a percent of total first quarter 2010 revenues, investment advisory fees accounted for 86% and mutual fund administration fees accounted for the remaining 14% compared to the first quarter of 2009 where investment advisory fees accounted for 88% and mutual fund administration fees accounted for the remaining 12% of revenues.
Investment Advisory Fees. Investment advisory fees increased by $3.7 million, or 47%, due to a 76% increase in AUM for the quarter ended March 31, 2010 compared to March 31, 2009. Investment advisory fees are calculated as a percent of average net AUM at various levels depending on the investment product. The Company’s average advisory fee rate for the three months ended March 31, 2010 was 0.71% compared to 0.76% for the three months ended March 31, 2009. The decrease in the average advisory fee rate is due to an overall change in the composition of AUM where long-short strategies, which pay a higher advisory fee, made up 35% of total AUM as of March 31, 2010 compared to 49% of total AUM as of March 31, 2009 while long only strategies, which have a lower advisory fee, made up 50% of total AUM as of March 31, 2010 compared to only 36% of total AUM as of March 31, 2009.

Mutual Fund Administration Fees. Mutual fund administration fees include administration fees received from Diamond Hill Funds, which are calculated as a percent of average net AUM, and all Beacon Hill fee revenue. Fund administration revenues increased by $816 thousand for the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009 due to an increase in AUM of 76%, an increase in the effective fee rate from 0.26% to 0.28%, and a $180 thousand increase in Beacon Hill revenue. Effective April 30, 2010, the administration fee rate for Diamond Hill Funds decreased from 0.34% to 0.30% on Class A and Class C shares and decreased from 0.20% to 0.19% for Class I shares. This decreased represents a sharing of the fund administration economies of scale with mutual fund shareholders.
Expenses

	Three Months Ended
	March 31,
(in thousands)	2010	2009	% Change
Compensation and related costs	$7,782	$5,138	51%
General and administrative	811	646	26%
Sales and marketing	138	146	-5%
Third party distribution	259	249	4%
Mutual fund administration	472	577	-18%

Total	$9,462	$6,756	40%

Compensation and Related Costs. Employee compensation and benefits increased $2.6 million, or 51%, during the three months ended March 31, 2010 compared to the same period a year ago, primarily due to an increase of $2.2 million in incentive compensation during the period as a result of a 76% increase in AUM and the associated revenue increase. Further contributors to the overall increase in compensation expense were restricted stock expense, which increased by $124 thousand due to an overall increase in the total amount of long-term equity awards outstanding in 2010 compared to 2009, and base salaries and related benefits, which increased by $217 thousand due to increased employee headcount.
General and Administrative. General and administrative expenses increased by $165 thousand, or 26%, period over period. This increase is primarily due to additional research expenses to support the Company’s investment team, expansion of the Company’s office space, and additional legal costs incurred during the quarter, partially offset by a decrease in trading error expense and Ohio franchise expense.
Sales and Marketing. Sales and marketing expenses decreased by $7 thousand, or 5%. This decrease was primarily due to a $20 thousand decrease in one time website development expenses incurred during first quarter of 2009 offset by a $13 thousand increase in travel and sales related expenses during first quarter 2010.
Third Party Distribution. Third party distribution expense represents payments made to intermediaries related to sales of the Company’s investment products. The expense is directly correlated with investments in the Company’s private investment funds. The period over period increase or decrease directly corresponds to the increase or decrease in investment advisory fees earned by the Company.
Mutual Fund Administration. Mutual fund administration expense decreased by $105 thousand, or 18%, period over period. The majority of mutual fund administration fees are variable based on the amount of mutual fund AUM. Despite an overall increase in mutual fund AUM of $1.3 billion, or 50%, during the quarter ended March 31, 2010 compared to March 31, 2009, the decrease in mutual fund administration expenses is primarily due to a third party service provider fee reduction related to bringing certain administration activities in-house.

Beacon Hill Fund Services
Beacon Hill is currently staffed with twelve full-time equivalent employees, up from eight at March 31, 2009, and provides compliance, treasurer, and other fund administration services to mutual fund clients and their investment advisers. In addition, through its registered broker/dealer, Beacon Hill also serves as the underwriter for a number of mutual funds. Beacon Hill has been actively marketing its services and has commitments from several clients to commence services at various starting dates throughout 2010. Most of these commitments are annually recurring engagements. The Company expects Beacon Hill to generate an operating profit in the fourth quarter of 2010. The following is a summary of Beacon Hill’s performance for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, excluding 12b-1/service fees and commission revenue and expenses, which net to zero:

	Three Months Ended
	March 31,
(in thousands)	2010	2009
Revenue[1]	$382	$103
Expenses	610	484

Net loss	$(228)	$(381)

[1]
Beacon Hill’s revenue for the three months ended March 31, 2010 and 2009 includes $111 thousand and $16 thousand, respectively, of inter-company revenue earned from services provided to DHCM. This amount has been eliminated from the Consolidated Statements of Income.

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
As of March 31, 2010, the Company had working capital of approximately $29.2 million compared to $20.5 million at December 31, 2009. Working capital includes cash, securities owned and accounts receivable, net of all liabilities. The Company has no debt and its available working capital is expected to be sufficient to cover current expenses. The Company does not expect any material capital expenditures during 2010.
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

	Three Months Ended March 31,
	2010	2009
Net Operating Income, GAAP basis	$3,928,604	$2,127,756
Non-GAAP Adjustments:
Tax Provision excluding impact of Investment Return	1,419,603	739,342
Net operating income after tax, non-GAAP basis	2,509,001	1,388,414

Net operating income after tax per basic share, non-GAAP basis	$0.92	$0.55
Net operating income after tax per diluted share, non-GAAP basis	$0.92	$0.55

Basic weighted average shares outstanding, GAAP basis	2,719,075	2,508,451
Diluted weighted average shares outstanding, GAAP basis	2,720,804	2,515,633
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
Critical Accounting Policies and Estimates
There have been no material changes to the Critical Accounting Policies and Estimates provided in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

DIAMOND HILL INVESTMENT GROUP, INC.
ITEM 3: Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in the information provided in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
ITEM 1A: Risk Factors
There has been no material change to the information provided in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not purchase any shares of its common stock during the three months ended March 31, 2010. There remain 333,895 shares available to be purchased under a repurchase program approved by the Board of Directors and announced on August 9, 2007. This stock repurchase program is not subject to an expiration date.
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
DIAMOND HILL INVESTMENT GROUP, INC.

Date	Title	Signature

May 7, 2010	President, Chief Executive Officer,and a Director	/s/ R. H. Dillon

R. H. Dillon

May 7, 2010	Chief Financial Officer, Treasurer, and Secretary	/s/ James F. Laird

James F. Laird