Form 10-Q
period 2010-06-30
DIAMOND HILL INVESTMENT GROUP INC
filed 2010-08-06
CIK 909108

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☑
The number of shares outstanding of the issuer’s common stock, as of August 5,2010, is 2,778,442 shares.

DIAMOND HILL INVESTMENT GROUP, INC.

PART I: FINANCIAL INFORMATION
ITEM 1: Consolidated Financial Statements
Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	6/30/2010	12/31/2009
	(Unaudited)
ASSETS
Cash and cash equivalents	$18,714,468	$11,513,194
Investment portfolio	15,462,435	16,429,967
Accounts receivable	7,835,467	10,144,004
Prepaid expenses	651,651	724,825
Furniture and Equipment, net of depreciation, and other assets	1,062,327	1,171,670
Income tax receivable	38,317	—
Deferred taxes	1,312,224	520,965

Total assets	$45,076,889	$40,504,625

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$2,382,458	$4,465,011
Accrued incentive compensation	8,365,000	12,300,650
Income tax payable	—	758,257

Total liabilities	10,747,458	17,523,918

Commitments and contingencies	—	—

Shareholders’ Equity
Common stock, no par value 7,000,000 shares authorized; 2,777,177 issued and outstanding at June 30, 2010; 2,677,577 issued and outstanding at December 31, 2009	33,083,282	26,922,484
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred compensation	(7,382,949)	(8,070,697)
Retained earnings	8,629,098	4,128,920

Total shareholders’ equity	34,329,431	22,980,707

Total liabilities and shareholders’ equity	$45,076,889	$40,504,625

Book value per share	$12.36	$8.58

See notes to consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
REVENUES:
Investment advisory	$11,933,346	$8,467,852	$23,413,871	$16,256,795
Mutual fund administration, net	1,820,889	1,124,980	3,731,272	2,220,372

Total revenue	13,754,235	9,592,832	27,145,143	18,477,167

OPERATING EXPENSES:
Compensation and related costs	7,829,875	5,385,309	15,611,553	10,523,404
General and administrative	871,754	745,740	1,683,062	1,391,920
Sales and marketing	199,632	136,844	338,020	282,432
Third party distribution	258,880	215,742	517,655	464,412
Mutual fund administration	492,181	577,860	964,336	1,155,045

Total operating expenses	9,652,322	7,061,495	19,114,626	13,817,213

NET OPERATING INCOME	4,101,913	2,531,337	8,030,517	4,659,954

Investment return	(1,183,703)	4,031,896	(938,786)	2,453,045

INCOME BEFORE TAXES	2,918,210	6,563,233	7,091,731	7,112,999

Income tax provision	(1,088,352)	(2,247,738)	(2,591,553)	(2,445,271)

NET INCOME	$1,829,858	$4,315,495	$4,500,178	$4,667,728

Earnings per share
Basic	$0.66	$1.66	$1.64	$1.83

Diluted	$0.66	$1.66	$1.64	$1.82

Weighted average shares outstanding
Basic	2,773,533	2,598,178	2,746,455	2,553,562

Diluted	2,774,318	2,602,637	2,748,775	2,558,119

See notes to consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flow (unaudited)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$4,500,178	$4,667,728
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation on furniture and equipment	162,213	112,531
Amortization of deferred compensation	1,176,658	840,435
(Increase) decrease in accounts receivable	2,308,537	(120,432)
Change in deferred taxes	(792,887)	513,773
Noncash director fee expense	179,836	150,062
Investment (gain) loss, net	967,532	(577,134)
Decrease in accrued liabilities	(1,015,057)	(3,506,497)
Other changes in assets and liabilities	(685,086)	2,594,488

Net cash provided by operating activities	6,801,924	4,674,954

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(52,870)	(329,502)
Cost of investments purchased and other portfolio activity	—	(9,727,397)
Proceeds from sale of investments	—	5,460,937

Net cash used in investing activities	(52,870)	(4,595,962)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of taxes withheld on employee stock transactions	(11,360)	(26,865)
Proceeds from common stock issuance	463,580	438,010

Net cash provided by financing activities	452,220	411,145

CASH AND CASH EQUIVALENTS
Net change during the period	7,201,274	490,137
At beginning of period	11,513,194	15,788,560

At end of period	$18,714,468	$16,278,697

Cash paid during the period for:
Interest	$—	$—
Income taxes	4,142,700	610,090

Noncash transactions during the period for:
Common stock issued as incentive compensation	5,003,146	4,852,216
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

Note 2 Significant Accounting Policies (Continued)
Accounts Receivable
Accounts receivable are recorded when they are due and are presented in the balance sheet, net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of those individuals or entities that owe the receivable. No allowance for doubtful accounts was deemed necessary at June 30, 2010 or December 31, 2009.
Valuation of Investment Portfolio
Investments held by the Company are valued based upon the definition of Level 1 inputs and Level 2 inputs. Level 1 inputs are defined as fair values which use quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are defined as quoted prices in markets that are not considered to be active for identical assets or liabilities, quoted prices in active markets for similar assets or liabilities and inputs other than quoted prices that are directly observable or indirectly through corroboration with observable market data. At June 30, 2010,$3,964,147 and $11,498,288 in Company investments are valued based upon Level 1 and Level 2 inputs, respectively. At December 31, 2009, $4,108,170 and $12,321,797 in Company investments are valued based upon Level 1 and Level 2 inputs, respectively. Level 1 investments are all registered investment companies (mutual funds). Level 2 investments are all limited partnerships. There were no transfers in or out of the levels.
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

Note 2 Significant Accounting Policies (Continued)
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

	As Of June 30,
	2010	2009
AUM — Contractual Period Ends Quarterly	$99,737,213	$101,882,369
AUM — Contractual Period Ends Annually	170,047,709	74,652,767

Total AUM Subject to Performance Incentive	$269,784,922	$176,535,136

	For The Three Months Ending June 30,		For The Six Months Ending June 30,
	2010	2009	2010	2009
Performance Incentive Fees — Method 1	$—	$—	$—	$4,645
Performance Incentive Fees — Method 2	$—	$—	$56,488	$4,645
Revenue Recognition — Mutual Fund Administration
DHCM has an administrative and transfer agency services agreement with the Diamond Hill Funds (the “Funds”), under which DHCM performs certain services for each fund. These services include mutual fund administration, transfer agency and other related functions. For performing these services, each fund compensates DHCM a fee at an annual rate of 0.30% for Class A and Class C shares and 0.19% for Class I shares times each series’ average daily net assets. Prior to April 30, 2010, the fee for administrative services was 0.34% for Class A and Class C shares and 0.20% for Class I shares. The Funds have selected and contractually engaged certain vendors to fulfill various services to benefit the Funds’ shareholders or to satisfy regulatory requirements of the Funds. These services include, among others, required fund shareholder mailings, federal and state registrations, legal and audit fees. DHCM, in fulfilling a portion of its role under the administration agreement with the Funds, acts as agent to pay these obligations of the Funds. Each vendor is independently responsible for fulfillment of the services it has been engaged to provide and negotiates fees and terms with the management and board of trustees of the Funds. The fee that the Funds pay to DHCM is reviewed annually by the Funds’ board of trustees and specifically takes into account the contractual expenses that DHCM pays on behalf of the Funds. As a result, DHCM is not

Note 2 Significant Accounting Policies (Continued)
Revenue Recognition — Mutual Fund Administration (Continued)
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
Mutual fund administration gross and net revenue are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Mutual fund administration:
Administration revenue, gross	$2,756,455	$2,143,844	$5,562,566	$3,990,068
12b-1/service fees and commission revenue received from fund clients	2,092,674	1,342,628	4,319,661	1,342,628
12b-1/service fees and commission expense payments to third parties	(2,092,674)	(1,342,628)	(4,319,661)	(1,342,628)
Fund related expense	(948,869)	(984,879)	(1,876,074)	(1,699,570)

Revenue, net of fund related expenses	1,807,586	1,158,965	3,686,492	2,290,498

C-Share financing:
Broker commission advance repayments	162,423	176,015	321,364	523,468
Broker commission amortization	(149,120)	(210,000)	(276,584)	(593,594)

Financing activity, net	13,303	(33,985)	44,780	(70,126)

Mutual fund administration revenue, net	$1,820,889	$1,124,980	$3,731,272	$2,220,372

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
Note 3 Investment Portfolio
As of June 30, 2010, the Company held investments worth $15.5 million and a cost basis of $12.4 million. The following table summarizes the market value of these investments as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
Diamond Hill Small Cap Fund	$714,191	$709,881
Diamond Hill Small-Mid Cap Fund	781,874	785,714
Diamond Hill Large Cap Fund	625,878	684,554
Diamond Hill Select Fund	652,582	705,790
Diamond Hill Long-Short Fund	549,889	606,800
Diamond Hill Strategic Income Fund	639,733	615,431
Diamond Hill Investment Partners, L.P.	2,379,901	2,653,856
Diamond Hill Investment Partners II, L.P.	2,374,078	2,649,665
Diamond Hill Research Partners, L.P.	6,744,309	7,018,276

Total Investment Portfolio	$15,462,435	$16,429,967

DHCM is the managing member of the Diamond Hill General Partner LLC, which is the General Partner of the Partnerships. The underlying assets of the Partnerships are cash and marketable equity securities. Summary financial information, including the Company’s carrying value as of June 30, 2010 and December 31, 2009 and income from the Partnerships for the six months ended June 30, 2010 and for the year ended December 31, 2009 is as follows:

Note 3 Investment Portfolio (Continued)

	June 30,	December 31,
	2010	2009
Total partnership assets	$157,160,581	$188,716,374
Total partnership liabilities	23,671,826	40,583,059
Net partnership assets	133,488,755	148,133,315
Net partnership income (loss)	(15,587,020)	35,193,357

DHCM’s portion of net assets	11,498,288	12,321,797
DHCM’s portion of net income (loss)	(823,509)	4,634,391
DHCM’s income from the Partnerships includes its pro-rata capital allocation and its share of an incentive allocation, if any, from the limited partners.
Note 4 Capital Stock
Common Shares
The Company has only one class of securities, Common Shares.
Authorization of Preferred Shares
The Company’s Articles of Incorporation authorize the issuance of 1,000,000 shares of “blank check” preferred shares with such designations, rights and preferences, as may be determined from time to time by the Company’s Board of Directors. The Board of Directors is authorized, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting or other rights of the holders of the Common Shares. There were no shares of preferred stock issued or outstanding at June 30, 2010 or December 31, 2009.
Note 5 Stock-Based Compensation
Equity Incentive Plans
2005 Employee and Director Equity Incentive Plan
At the Company’s annual shareholder meeting on May 12, 2005, shareholders approved the 2005 Employee and Director Equity Incentive Plan (“2005 Plan”). The 2005 Plan is intended to facilitate the Company’s ability to attract and retain staff, provide additional incentive to employees, directors and consultants, and to promote the success of the Company’s business. The 2005 Plan authorizes the issuance of Common Shares of the Company in various forms of stock or option grants. As of June 30, 2010,there were 303,407 shares available for issuance under the 2005 Plan. The 2005 Plan provides that the Board of Directors, or a committee appointed by the Board, may grant awards and otherwise administer the 2005 Plan. Restricted stock grants issued under the 2005 Plan, which vest over time, are recorded as deferred compensation in the equity section of the balance sheet on grant date and then recognized as compensation expense based on the grant date price over the vesting period of the respective grant.
401(k) Plan
The Company sponsors a 401(k) plan under which all employees participate. Employees may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions of Common Shares of the Company with a value equal to 200 percent of the first six percent of an employee’s compensation contributed to the plan. Employees become fully vested in the matching contributions after six plan years of employment. For the three months ended June 30, 2010 and 2009, expenses attributable to the plan were $215,711 and $184,134, respectively. For the six months ended June 30, 2010 and 2009, expenses attributable to the plan were $426,992 and $370,559, respectively.

Note 5 Stock-Based Compensation (Continued)
Stock Options and Warrants
There were no stock options outstanding during the periods presented in these financials. There are no warrants outstanding as of June 30, 2010. Warrant transactions during the periods presented in these financials are summarized below:

	Warrants
		Weighted Average
	Shares	Exercise Price
Outstanding December 31, 2008	10,000	$13.00
Exercisable December 31, 2008	10,000	$13.00
Granted	—	—
Expired/Forfeited	—	—
Exercised	4,000	16.88

Outstanding June 30, 2009	6,000	$10.42

Exercisable June 30, 2009	6,000	$10.42

Outstanding December 31, 2009	6,000	$10.42
Exercisable December 31, 2009	6,000	$10.42
Granted	—	—
Expired/Forfeited	4,000	10.00
Exercised	2,000	11.25

Outstanding June 30, 2010	—	$—

Exercisable June 30, 2010	—	$—

Note 6 Operating Leases
The Company leases approximately 19,000 square feet of office space at its principal office under an operating lease agreement which terminates on July 31, 2016. In addition, the Company leases approximately 2,200 square feet of office space for a subsidiary company under an operating lease agreement which terminates on February 28, 2011. Total lease and operating expenses for the three months ended June 30, 2010 and 2009 were $138,848 and $113,165 respectively. Total lease and operating expenses for the six months ended June 30, 2010 and 2009 were $283,005 and $218,890 respectively. The approximate future minimum lease payments under the operating leases are as follows:

2010	2011	2012	2013	2014	Thereafter
$181,000	$340,000	$348,000	$356,000	$358,000	$571,000
In addition to the above rent, the Company will also be responsible for normal operating expenses of the properties. Such operating expenses were approximately $9.79 per square foot in 2009 and are expected to be approximately $9.97 per square foot in 2010 on a combined basis.

Note 7 Income Taxes
The provision for income taxes for the three months and six months ended June 30, 2010 and 2009 consists of federal, state and city income taxes. As of June 30, 2010, the Company and its subsidiaries had a capital loss carryforward of approximately $4.5 million. The capital loss carryforward is available to offset capital gains in future years.
Note 8 Earnings Per Share
The following table sets forth the computation for basic and diluted earnings per share (“EPS”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic and Diluted net income	$1,829,858	$4,315,495	$4,500,178	$4,667,728
Weighted average number of outstanding shares
Basic	2,773,533	2,598,178	2,746,455	2,553,562
Diluted	2,774,318	2,602,637	2,748,775	2,558,119
Earnings per share
Basic	$0.66	$1.66	$1.64	$1.83

Diluted	$0.66	$1.66	$1.64	$1.82

Note 9 Regulatory Requirements
BHIL, a wholly owned subsidiary of the Company and principal underwriter for mutual funds, is subject to the U.S. Securities and Exchange Commission (“SEC”) uniform net capital rule, which requires the maintenance of minimum net capital. BHIL’s net capital exceeds its minimum net capital requirement at June 30, 2010 and December 31, 2009. The net capital balances, minimum net capital requirements, and ratio of aggregate indebtedness to net capital for BHIL are summarized below as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
Net Capital	$197,020	$279,718
Minimum Net Capital Requirement	67,673	132,199

Ratio of Aggregate Indebtedness to Net Capital	5.15 to 1	7.09 to 1
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
In this section,the Company discusses and analyzes the consolidated results of operations for the three and six month periods ending June 30, 2010 and 2009 and other factors that may affect future financial performance. The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six month periods ended June 30, 2010, are not necessarily indicative of the results which may be expected for the entire fiscal year.
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

Assets Under Management
As of June 30, 2010, assets under management (“AUM”) totaled $6.5 billion, a 37% increase in comparison to June 30, 2009. Revenues are highly dependent on both the value and composition of AUM. The following is a summary of the Company’s AUM by product and objective as of June 30, 2010 and 2009 and a roll-forward of AUM activity for the six months ended June 30, 2010 and 2009:

	Assets Under Management by Product
	As of June 30,
(in millions)	2010	2009	% Change
Mutual funds	$3,781	$2,930	29%
Separate accounts	2,505	1,600	57%
Private investment funds	196	203	-3%

Total	$6,482	$4,733	37%

	Assets Under Management by Objective
	As of June 30,
(in millions)	2010	2009	% Change
Small	$735	$476	54%
Small-Mid Cap	149	113	32%
Large Cap	2,870	1,706	68%
Select	370	156	137%
Long-Short	2,188	2,149	2%
Strategic and fixed income	170	133	28%

Total	$6,482	$4,733	37%

	Change in Assets Under Management
	For the Six Months Ended June 30,
(in millions)	2010	2009
AUM at beginning of the period	$6,283	$4,510
Net cash inflows (outflows)
mutual funds	439	(269)
separate accounts	290	343
private investment funds	(0)	(38)

	729	36
Net market appreciation (depreciation) and income	(530)	187

Increase during the period	199	223

AUM at end of the period	$6,482	$4,733

Consolidated Results of Operations
The following is a discussion of the consolidated results of operations of the Company and its revenues and expenses.

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except per share amounts)	2010	2009	% Change	2010	2009	% Change
Net operating income after tax (a)	$2,572	$1,664	55%	$5,328	$3,058	74%
Net income	$1,830	$4,315	-58%	$4,500	$4,668	-4%

Net operating income after tax per share (a)
Basic	$0.93	$0.64	45%	$1.94	$1.20	62%
Diluted	$0.93	$0.64	45%	$1.94	$1.20	62%

Net income per share
Basic	$0.66	$1.66	-60%	$1.64	$1.83	-10%
Diluted	$0.66	$1.66	-60%	$1.64	$1.82	-10%

Weighted average shares outstanding
Basic	2,774	2,598		2,746	2,554
Diluted	2,774	2,603		2,749	2,558

(a) —	Net operating income after tax is a non-GAAP performance measure. See Use of Supplemental Data as Non-GAAP Performance Measure on page 21 of this report.
Three Months Ended June 30, 2010 compared with Three Months Ended June 30, 2009
The Company generated net income of $1,829,858 ($0.66 per diluted share) for the three months ended June 30, 2010, compared with net income of $4,315,495($1.66 per diluted share) for the three months ended June 30, 2009. Net income decreased$2.5 million due primarily to a negative return on the Company’s corporate investment portfolio of $1.2 million for the three months ended June 30, 2010 compared to a positive return on the Company’s corporate investment portfolio of $4.0 million for the three months ended June 30, 2009. Excluding the corporate investment return, net operating income after tax increased $908 thousand, or 55%, for the period primarily due to a 37% increase in AUM for the quarter ended June 30, 2010 compared to June 30, 2009.
Revenue

	Three Months Ended
	June 30,
(in thousands)	2010	2009	% Change
Investment advisory	$11,933	$8,468	41%
Mutual fund administration, net	1,821	1,125	62%

Total	$13,754	$9,593	43%

As a percent of total second quarter 2010 revenues, investment advisory fees accounted for 87%and mutual fund administration fees accounted for the remaining 13% compared to the second quarter of 2009 where investment advisory fees accounted for 88%and mutual fund administration fees accounted for the remaining 12% of revenues.
Investment Advisory Fees.Investment advisory fees increased by $3.4 million, or 41%, due to a 37% increase in AUM for the quarter ended June 30, 2010 compared to June 30, 2009. Investment advisory fees are calculated as a percent of average net AUM at various levels depending on the investment product. The Company’s average advisory fee rate for the three months ended June 30, 2010 was 0.70% compared to 0.76% for the three months ended June 30, 2009. The decrease in the average advisory fee rate is due to an overall change in the composition of AUM where long-short strategies, which pay a higher advisory fee, made up 34% of total AUM as of June 30, 2010 compared to 45% of total AUM as of June 30, 2009 while long only strategies, which have a lower advisory fee, made up 44% of total AUM as of June 30, 2010 compared to only 36% of total AUM as of June 30, 2009. Despite the 0.06% decrease in average advisory fee rate, the Company’s average AUM during the quarter ended June 30, 2010 was $6.8 billion compared to $4.5 billion for the quarter ended June 30, 2009. Therefore, the lower average advisory fee rate in second quarter 2010 was being charged on a greater asset base compared to the same quarter in 2009 resulting in an increase in the overall fees earned during the period.

Mutual Fund Administration Fees. Mutual fund administration fees include administration fees received from Diamond Hill Funds, which are calculated as a percent of average net AUM, and all Beacon Hill fee revenue. Fund administration revenues increased by $696 thousand for the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009 due to an increase in AUM of 29%, a $214 thousand increase in Beacon Hill revenue, offset by a decrease in the effective fee rate from 0.29% to 0.26%.Despite the 0.03% decrease in effective fee rate, the Company’s average mutual fund AUM during the quarter ended June 30, 2010 was $3.8 billion compared to $2.7 billion for the quarter ended June 30, 2009. Therefore, the lower effective fee rate in second quarter 2010 was being charged on a greater asset base compared to the same quarter in 2009 resulting in an increase the overall fees earned during the period. Effective April 30, 2010, the administration fee rate for Diamond Hill Funds decreased from 0.34% to 0.30% on Class A and Class C shares and decreased from 0.20% to 0.19% for Class I shares. This decreased represents a sharing of the fund administration economies of scale with mutual fund shareholders.
Expenses

	Three Months Ended
	June 30,
(in thousands)	2010	2009	% Change
Compensation and related costs	$7,830	$5,385	45%
General and administrative	872	745	17%
Sales and marketing	199	137	45%
Third party distribution	259	216	20%
Mutual fund administration	492	578	-15%

Total	$9,652	$7,061	37%

Compensation and Related Costs. Employee compensation and benefits increased $2.4 million, or 45%, during the three months ended June 30, 2010 compared to the same period a year ago, primarily due to an increase of $1.8 million in incentive compensation during the period consistent with a 37% increase in AUM and the associated increase in operating income. Further contributors to the overall increase in compensation expense were restricted stock expense, which increased by $201 thousand due to an overall increase in the total amount of long-term equity awards outstanding in 2010 compared to 2009, and base salaries and related benefits, which increased by $295 thousand due to an increase in employee headcount.
General and Administrative. General and administrative expenses increased by $127 thousand, or 17%, period over period. This increase is primarily due to additional research expenses to support the Company’s investment team, expansion of the Company’s office space, and implementation of a new trading system during the quarter, partially offset by a reduction in legal costs.
Sales and Marketing. Sales and marketing expenses increased by $63 thousand, or 45%. This increase was primarily due to an increased presence at industry conferences and an increase in travel and sales related expenses during second quarter 2010.
Third Party Distribution. Third party distribution expense represents payments made to intermediaries related to sales of the Company’s investment products. The expense is directly correlated with investments in the Company’s private investment funds. The period over period increase or decrease directly corresponds to the increase or decrease in investment advisory fees earned by the Company.

Mutual Fund Administration.Mutual fund administration expense decreased by $86 thousand, or 15%, period over period. The majority of mutual fund administration fees are variable based on the amount of mutual fund AUM. Despite an overall increase in mutual fund AUM of $851 million, or 29%, as of June 30, 2010 compared to June 30, 2009, the decrease in mutual fund administration expenses is primarily due to a third party service provider fee reduction related to bringing certain administration activities in-house.
Six Months Ended June 30, 2010 compared with Six Months Ended June 30, 2009
The Company generated net income of $4,500,178 ($1.64 per diluted share) for the six months ended June 30, 2010, compared with net income of $4,667,728 ($1.82 per diluted share) for the six months ended June 30, 2009. While net income experienced a minimal decrease of $167 thousand, revenue for the period increased $8.7 million and compensation and related costs increased $5.2 million offset by a net decrease in investment return of $3.4 million from the six months ended June 30, 2009 to the six months ended June 30, 2010. Excluding the corporate investment return, net operating income after tax increased $2.3 million, or 74%, for the period primarily due to a 37% increase in AUM for the quarter ended June 30, 2010 compared to June 30, 2009.
Revenue

	Six Months Ended
	June 30,
(in thousands)	2010	2009	% Change
Investment advisory	$23,414	$16,257	44%
Mutual fund administration, net	3,731	2,220	68%

Total	$27,145	$18,477	47%

As a percent of 2010 year to date revenues, investment advisory fees accounted for 86% and mutual fund administration fees accounted for the remaining 14% compared to the 2009 period where investment advisory fees accounted for 88% and mutual fund administration fees accounted for the remaining 12% of revenues.
Investment Advisory Fees.Investment advisory fees increased by $7.2 million, or 44%, due to a 37% increase in AUM for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Investment advisory fees are calculated as a percent of average net AUM at various levels depending on the investment product. The Company’s average advisory fee rate for the six months ended June 30, 2010 was 0.71% compared to 0.75% for the six months ended June 30, 2009. The decrease in the average advisory fee rate is due to an overall change in the composition of AUM where long-short strategies, which pay a higher advisory fee, made up 35% of total AUM as of June 30, 2010 compared to 49% of total AUM as of June 30, 2009 while long only strategies, which have a lower advisory fee, made up 50% of total AUM as of June 30, 2010 compared to only 36% of total AUM as of June 30, 2009. Despite the 0.04% decrease in average advisory fee rate, the Company’s average AUM during the six months ended June 30, 2010 was $6.6 billion compared to $4.3 billion for the six months ended June 30, 2009. Therefore, the lower average advisory fee rate during the six months ending June 30, 2010 was being charged on a greater asset base compared to the same period in 2009 resulting in an increase the overall fees earned during the period.
Mutual Fund Administration Fees. Mutual fund administration fees include administration fees received from Diamond Hill Funds, which are calculated as a percent of average net AUM, and all Beacon Hill fee revenue. Fund administration revenues increased by $1.5 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. As the effective fee rate remained constant at 0.27% period over period, the increase is primarily due to an increase in AUM of 29% and a $493 thousand increase in Beacon Hill revenue. The Company’s average mutual fund AUM during the six months ended June 30, 2010 was $3.7 billion compared to $2.7 billion for the six months ended June 30, 2009 further contributing to the increase the mutual fund administration fees during the period. Effective April 30, 2010, the administration fee rate for Diamond Hill Funds decreased from 0.34% to 0.30% on Class A and Class C shares and decreased from 0.20% to 0.19% for Class I shares. This decreased represents a sharing of the fund administration economies of scale with mutual fund shareholders.

Expenses

	Six Months Ended
	June 30,
(in thousands)	2010	2009	% Change
Compensation and related costs	$15,612	$10,523	48%
General and administrative	1,683	1,392	21%
Sales and marketing	338	283	19%
Third party distribution	518	464	12%
Mutual fund administration	964	1,155	-17%

Total	$19,115	$13,817	38%

Compensation and Related Costs.Employee compensation and benefits increased $5.0 million, or 48%, during the six months ended June 30, 2010 compared to the same period a year ago, primarily due to an increase of $3.9 million in incentive compensation during the period consistent with a 37% increase in AUM and the associated increase in operating income. Further contributors to the overall increase in compensation expense were restricted stock expense, which increased by $325 thousand due to an overall increase in the total amount of long-term equity awards outstanding in 2010 compared to 2009, and base salaries and related benefits, which increased by $485 thousand due to an increase in employee headcount.
General and Administrative. General and administrative expenses increased by $291 thousand, or 21%, period over period. This increase is primarily due to additional research expenses to support the Company’s investment team, expansion of the Company’s office space, implementation of a new trading system, and an increase in systems related expenses to support the investment team, partially offset by a decrease in legal costs and Ohio franchise expense.
Sales and Marketing. Sales and marketing expenses increased by $55 thousand, or 19%, period over period. This increase was primarily due to an increased presence at industry conferences and an increase in travel and sales related expenses.
Third Party Distribution.Third party distribution expense represents payments made to intermediaries related to sales of the Company’s investment products. The expense is directly correlated with investments in the Company’s private investment funds. The period over period increase or decrease directly corresponds to the increase or decrease in investment advisory fees earned by the Company.
Mutual Fund Administration.Mutual fund administration expense decreased by $191 thousand, or 17%, period over period. The majority of mutual fund administration fees are variable based on the amount of mutual fund AUM. Despite an overall increase in mutual fund AUM of $851 million, or 29%, as of June 30, 2010 compared to the six months ended June 30, 2009, the decrease in mutual fund administration expenses is primarily due to a third party service provider fee reduction related to bringing certain administration activities in-house.
Beacon Hill Fund Services
Beacon Hill is currently staffed with twelve full-time equivalent employees, up from eight at June 30, 2009, and provides compliance, treasurer, and other fund administration services to mutual fund clients and their investment advisers. In addition, through its registered broker/dealer, Beacon Hill also serves as the underwriter for a number of mutual funds. Beacon Hill has been actively marketing its services and has commitments from several clients to commence services at various starting dates throughout 2010. Most of these commitments are annually recurring engagements. The Company expects Beacon Hill to generate an operating profit in the fourth quarter of 2010. The following is a summary of Beacon Hill’s performance for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009, excluding 12b-1/service fees and commission revenue and expenses, which net to zero:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Revenue[1]	$402	$187	$783	$291
Expenses	607	436	1,217	920

Net loss	$(205)	$(249)	$(434)	$(629)

[1]
Beacon Hill’s revenue for the three months ended June 30, 2010 and 2009 includes $131 thousand and $34 thousand, respectively, of inter-company revenue earned from services provided to DHCM. Beacon Hill’s revenue for the six months ended June 30, 2010 and 2009 includes $241 thousand and $50 thousand, respectively, of inter-company revenue earned from services provided to DHCM. These amounts have been eliminated from the Consolidated Statements of Income.

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
As of June 30, 2010, the Company had working capital of approximately $31.3 million compared to $20.5 million at December 31, 2009. Working capital includes cash, securities owned and accounts receivable, net of all liabilities. The Company has no debt and its available working capital is expected to be sufficient to cover current expenses. The Company does not expect any material capital expenditures during 2010.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Net Operating Income, GAAP basis	$4,102	$2,531	$8,031	$4,660
Non-GAAP Adjustments:
Tax Provision excluding impact of Investment Return	1,530	867	2,703	1,602
Net operating income after tax, non-GAAP basis	2,572	1,664	5,328	3,058

Net operating income after tax per basic share, non-GAAP basis	$0.93	$0.64	$1.94	$1.20
Net operating income after tax per diluted share, non-GAAP basis	$0.93	$0.64	$1.94	$1.20

Basic weighted average shares outstanding, GAAP basis	2,774	2,598	2,746	2,554
Diluted weighted average shares outstanding, GAAP basis	2,774	2,603	2,749	2,558
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
The Company did not purchase any shares of its common stock during the six months ended June 30, 2010. There remain 333,895 shares available to be purchased under a repurchase program approved by the Board of Directors and announced on August 9, 2007. This stock repurchase program is not subject to an expiration date.

ITEM 3:	Defaults Upon Senior Securities
None

ITEM 4:	(Removed and Reserved)

ITEM 5:	Other Information
None

DIAMOND HILL INVESTMENT GROUP, INC.

ITEM 6:	Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference from Form 8-K Current Report for the event on May 2, 2002 filed with the SEC on May 7, 2002; File No. 000-24498.)
3.2	Code of Regulations of the Company. (Incorporated by reference from Form 8-K Current Report for the event on May 2, 2002 filed with the SEC on May 7, 2002; File No. 000-24498.)
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Section 1350 Certifications.

DIAMOND HILL INVESTMENT GROUP, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DIAMOND HILL INVESTMENT GROUP, INC.

Date	Title	Signature

August 6, 2010	President, Chief Executive Officer,	/s/ R. H. Dillon

	and a Director	R. H. Dillon

August 6, 2010	Chief Financial Officer, Treasurer,	/s/ James F. Laird

	and Secretary	James F. Laird