Form 10-Q
period 2010-09-30
DIAMOND HILL INVESTMENT GROUP INC
filed 2010-11-05
CIK 909108

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☑
The number of shares outstanding of the issuer’s common stock, as of November 3, 2010, is 2,794,484 shares.

DIAMOND HILL INVESTMENT GROUP, INC.

PART I: FINANCIAL INFORMATION
ITEM 1: Consolidated Financial Statements
Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	9/30/2010	12/31/2009
	(Unaudited)
ASSETS
Cash and cash equivalents	$28,840,495	$11,513,194
Investment portfolio	13,562,355	16,429,967
Accounts receivable	8,316,700	10,144,004
Prepaid expenses	780,200	724,825
Furniture and equipment, net of depreciation, and other assets	982,151	1,171,670
Income tax receivable	403,492	—
Deferred taxes	940,447	520,965

Total assets	$53,825,840	$40,504,625

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$2,282,006	$4,465,011
Accrued incentive compensation	12,985,000	12,300,650
Dividend payable	36,263,591	—
Income tax payable	—	758,257

Total liabilities	51,530,597	17,523,918

Commitments and contingencies	—	—

Shareholders’ Equity
Common stock, no par value
7,000,000 shares authorized; 2,789,507 issued and outstanding at September 30, 2010; 2,677,577 issued and outstanding at December 31, 2009	33,892,870	26,922,484
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred compensation	(7,401,541)	(8,070,697)
Retained earnings (deficit)	(24,196,086)	4,128,920

Total shareholders’ equity	2,295,243	22,980,707

Total liabilities and shareholders’ equity	$53,825,840	$40,504,625

Book value per share	$0.82	$8.58

See notes to consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUES:
Investment advisory	$12,215,574	$9,516,666	$35,629,445	$25,773,460
Mutual fund administration, net	1,827,426	1,854,978	5,558,699	4,075,351

Total revenue	14,043,000	11,371,644	41,188,144	29,848,811

OPERATING EXPENSES:
Compensation and related costs	8,095,735	6,744,380	23,707,288	17,267,784
General and administrative	856,058	809,375	2,539,120	2,201,294
Sales and marketing	143,689	157,539	481,709	439,971
Third party distribution	238,890	201,259	756,546	665,672
Mutual fund administration	509,598	610,522	1,473,933	1,765,567

Total operating expenses	9,843,970	8,523,075	28,958,596	22,340,288

NET OPERATING INCOME	4,199,030	2,848,569	12,229,548	7,508,523

Investment return	1,169,916	2,064,283	231,130	4,517,328

INCOME BEFORE TAXES	5,368,946	4,912,852	12,460,678	12,025,851

Income tax provision	(1,930,540)	(1,708,934)	(4,522,093)	(4,154,206)

NET INCOME	$3,438,406	$3,203,918	$7,938,585	$7,871,645

Earnings per share
Basic	$1.24	$1.23	$2.88	$3.06

Diluted	$1.24	$1.23	$2.88	$3.05

Weighted average shares outstanding
Basic	2,779,345	2,607,129	2,757,539	2,572,006

Diluted	2,779,345	2,611,933	2,759,066	2,576,657

See notes to consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flow (unaudited)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$7,938,585	$7,871,645
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation on furniture and equipment	243,161	188,034
Amortization of deferred compensation	1,767,787	1,241,008
(Increase) decrease in accounts receivable	1,827,304	(2,393,390)
Change in deferred taxes	(449,201)	1,112,086
Noncash director fee expense	179,836	150,062
Investment (gain) loss, net	706,745	(2,445,832)
Increase in accrued liabilities	3,504,491	2,614,770
Other changes in assets and liabilities	(1,175,670)	2,500,790

Net cash provided by operating activities	14,543,038	10,839,173

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(53,642)	(575,228)
Cost of investments purchased and other portfolio activity	(889,133)	(9,896,273)
Proceeds from sale of investments	3,050,000	10,460,937

Net cash provided by (used in) investing activities	2,107,225	(10,564)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of taxes withheld on employee stock transactions	(11,360)	(26,865)
Proceeds from common stock issuance	688,398	626,037

Net cash provided by financing activities	677,038	599,172

CASH AND CASH EQUIVALENTS
Net change during the period	17,327,301	11,427,781
At beginning of period	11,513,194	15,788,560

At end of period	$28,840,495	$27,216,341

Cash paid during the period for:
Interest	$—	$—
Income taxes	6,088,700	1,655,900

Noncash transactions during the period for:
Common stock issued as incentive compensation	5,003,146	4,852,216
Dividend payable	36,263,591	—
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
Principles of Consolidation
The accompanying consolidated financial statements include the operations of the Company and its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.
Segment Information
Management has determined that the Company operates in one business segment, namely providing investment management and administration services to mutual funds, separate accounts, and private investment funds. Therefore, no disclosures relating to operating segments are required in the Company’s annual or interim financial statements.
Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and money market funds.

Note 2 Significant Accounting Policies (Continued)
Accounts Receivable
Accounts receivable are recorded when they are due and are presented in the balance sheet, net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of those individuals or entities that owe the receivable. No allowance for doubtful accounts was deemed necessary at September 30, 2010 or December 31, 2009.
Valuation of Investment Portfolio
Investments held by the Company are valued based upon the definition of Level 1 inputs and Level 2 inputs. Level 1 inputs are defined as fair values which use quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are defined as quoted prices in markets that are not considered to be active for identical assets or liabilities, quoted prices in active markets for similar assets or liabilities and inputs other than quoted prices that are directly observable or indirectly through corroboration with observable market data. At September 30, 2010, $1,178,926 and $12,383,429 in Company investments are valued based upon Level 1 and Level 2 inputs, respectively. At December 31, 2009, $4,108,170 and $12,321,797 in Company investments are valued based upon Level 1 and Level 2 inputs, respectively. Level 1 investments are all registered investment companies (mutual funds). Level 2 investments are all limited partnerships. There were no transfers in or out of the levels.
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
DHCM, in its role as managing member of the General Partner, has the power to direct the Partnerships’ economic activities and the right to receive investment advisory and performance incentive fees that are significant to the Partnerships. The Partnerships are subject to investment company accounting and, as a result, they have not been consolidated in presenting the accompanying financial statements. DHCM’s investments in these partnerships are reported as a component of the Company’s investment portfolio, valued at DHCM’s proportionate interest in the net asset value of the marketable securities held by the Partnerships. Gains and losses attributable to changes in the value of DHCM’s interests in the Partnerships are included in the Company’s reported investment return.
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

	As Of September 30,
	2010	2009
AUM — Contractual Period Ends Quarterly	$105,112,498	$106,500,933
AUM — Contractual Period Ends Annually	164,760,591	154,601,503

Total AUM Subject to Performance Incentive	$269,873,089	$261,102,436

	For The Three Months Ending Sept. 30,		For The Nine Months Ending Sept. 30,
	2010	2009	2010	2009
Performance Incentive Fees — Method 1	$3,934	$—	$3,934	$4,645
Performance Incentive Fees — Method 2	$37,823	$(20,620)	$37,823	$179,406
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
Mutual fund administration gross and net revenue are summarized below:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2010	2009	2010	2009
Mutual fund administration:
Administration revenue, gross	$2,618,017	$2,545,453	$8,180,583	$6,535,520
12b-1/service fees and commission revenue received from fund clients	1,903,486	1,770,999	6,223,147	3,113,628
12b-1/service fees and commission expense payments to third parties	(1,903,486)	(1,770,999)	(6,223,147)	(3,113,628)
Fund related expense	(824,032)	(709,395)	(2,700,106)	(2,408,964)

Revenue, net of fund related expenses	1,793,985	1,836,058	5,480,477	4,126,556

C-Share financing:
Broker commission advance repayments	179,531	108,028	500,895	631,497
Broker commission amortization	(146,090)	(89,108)	(422,673)	(682,702)

Financing activity, net	33,441	18,920	78,222	(51,205)

Mutual fund administration revenue, net	$1,827,426	$1,854,978	$5,558,699	$4,075,351

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

Note 2 Significant Accounting Policies (Continued)
Income Taxes (Continued)
The Company has analyzed its tax positions taken on federal income tax returns for all open tax years (tax years ended December 31, 2007 through 2009) to determine any uncertainty in income taxes and has recognized no adjustment in the net asset or liability.
Earnings Per Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if outstanding warrants were exercised. At September 30, 2010, there were no warrants outstanding.
Note 3 Investment Portfolio
As of September 30, 2010, the Company held investments worth $13.6 million and a cost basis of $10.2 million. The following table summarizes the market value of these investments as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
Diamond Hill Small Cap Fund	$192,292	$709,881
Diamond Hill Small-Mid Cap Fund	194,585	785,714
Diamond Hill Large Cap Fund	194,085	684,554
Diamond Hill Select Fund	201,960	705,790
Diamond Hill Long-Short Fund	196,888	606,800
Diamond Hill Strategic Income Fund	199,116	615,431
Diamond Hill Investment Partners, L.P.	2,589,047	2,653,856
Diamond Hill Investment Partners II, L.P.	2,574,785	2,649,665
Diamond Hill Research Partners, L.P.	7,219,597	7,018,276

Total Investment Portfolio	$13,562,355	$16,429,967

Note 3 Investment Portfolio (Continued)
DHCM is the managing member of the Diamond Hill General Partner LLC, which is the General Partner of the Partnerships. The underlying assets of the Partnerships are cash and marketable equity securities. Summary financial information, including the Company’s carrying value as of September 30, 2010 and December 31, 2009 and income from the Partnerships for the nine months ended September 30, 2010 and for the year ended December 31, 2009 is as follows:

	September 30,	December 31,
	2010	2009
Total partnership assets	$155,518,800	$188,716,374
Total partnership liabilities	18,641,224	40,583,059
Net partnership assets	136,877,576	148,133,315
Net partnership income (loss)	(4,918,663)	35,193,357

DHCM’s portion of net assets	12,383,429	12,321,797
DHCM’s portion of net income	61,631	4,634,391
DHCM’s income from the Partnerships includes its pro-rata capital allocation and its share of an incentive allocation, if any, from the limited partners.
Note 4 Capital Stock
Common Shares
The Company has only one class of securities, Common Shares.
Authorization of Preferred Shares
The Company’s Articles of Incorporation authorize the issuance of 1,000,000 shares of “blank check” preferred shares with such designations, rights and preferences, as may be determined from time to time by the Company’s Board of Directors. The Board of Directors is authorized, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting or other rights of the holders of the Common Shares. There were no shares of preferred stock issued or outstanding at September 30, 2010 or December 31, 2009.
Note 5 Stock-Based Compensation
Equity Incentive Plans
2005 Employee and Director Equity Incentive Plan
At the Company’s annual shareholder meeting on May 12, 2005, shareholders approved the 2005 Employee and Director Equity Incentive Plan (“2005 Plan”). The 2005 Plan is intended to facilitate the Company’s ability to attract and retain staff, provide additional incentive to employees, directors and consultants, and to promote the success of the Company’s business. The 2005 Plan authorizes the issuance of Common Shares of the Company in various forms of stock or option grants. As of September 30, 2010, there were 295,050 shares available for issuance under the 2005 Plan. The 2005 Plan provides that the Board of Directors, or a committee appointed by the Board, may grant awards and otherwise administer the 2005 Plan. Restricted stock grants issued under the 2005 Plan, which vest over time, are recorded as deferred compensation in the equity section of the balance sheet on grant date and then recognized as compensation expense based on the grant date price over the vesting period of the respective grant.
401(k) Plan
The Company sponsors a 401(k) plan under which all employees participate. Employees may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions of Common Shares of the Company with a value equal to 200 percent of the first six percent of an employee’s compensation contributed to the plan. Employees become fully vested in the matching contributions after six plan years of employment. For the three months ended September 30, 2010 and 2009, expenses attributable to the plan were $224,819 and $188,039, respectively. For the nine months ended September 30, 2010 and 2009, expenses attributable to the plan were $665,897 and $558,598, respectively.

Note 5 Stock-Based Compensation (Continued)
Stock Options and Warrants
There were no stock options outstanding during the periods presented in these financials. There are no warrants outstanding as of September 30, 2010. Warrant transactions during the periods presented in these financials are summarized below:

	Warrants
		Weighted Average
	Shares	Exercise Price
Outstanding December 31, 2008	10,000	$13.00
Exercisable December 31, 2008	10,000	$13.00
Granted	—	—
Expired / Forfeited	—	—
Exercised	4,000	16.88

Outstanding September 30, 2009	6,000	$10.42

Exercisable September 30, 2009	6,000	$10.42

Outstanding December 31, 2009	6,000	$10.42
Exercisable December 31, 2009	6,000	$10.42
Granted	—	—
Expired / Forfeited	4,000	10.00
Exercised	2,000	11.25

Outstanding September 30, 2010	—	$—

Exercisable September 30, 2010	—	$—

Note 6 Operating Leases
The Company leases approximately 19,000 square feet of office space at its principal office under an operating lease agreement which terminates on July 31, 2016. In addition, the Company leases approximately 2,200 square feet of office space for a subsidiary company under an operating lease agreement which terminates on February 28, 2011. Total lease and operating expenses for the three months ended September 30, 2010 and 2009 were $145,335 and $142,947 respectively. Total lease and operating expenses for the nine months ended September 30, 2010 and 2009 were $428,340 and $358,730 respectively. The approximate future minimum lease payments under the operating leases are as follows:

2010	2011	2012	2013	2014	Thereafter
$90,000	$340,000	$348,000	$356,000	$358,000	$571,000
In addition to the above rent, the Company will also be responsible for normal operating expenses of the properties. Such operating expenses were approximately $9.79 per square foot in 2009 and are expected to be approximately $9.97 per square foot in 2010 on a combined basis.

Note 7 Income Taxes
The provision for income taxes for the three months and nine months ended September 30, 2010 and 2009 consists of federal, state and city income taxes. As of September 30, 2010, the Company and its subsidiaries had a capital loss carry forward of approximately $3.6 million. The capital loss carry forward is available to offset capital gains in future years.
Note 8 Earnings Per Share
The following table sets forth the computation for basic and diluted earnings per share (“EPS”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Basic and Diluted net income	$3,438,406	$3,203,918	$7,938,585	$7,871,645
Weighted average number of outstanding shares
Basic	2,779,345	2,607,129	2,757,539	2,572,006
Diluted	2,779,345	2,611,933	2,759,066	2,576,657
Earnings per share
Basic	$1.24	$1.23	$2.88	$3.06

Diluted	$1.24	$1.23	$2.88	$3.05

Note 9 Regulatory Requirements
BHIL, a wholly owned subsidiary of the Company and principal underwriter for mutual funds, is subject to the U.S. Securities and Exchange Commission (“SEC”) uniform net capital rule, which requires the maintenance of minimum net capital. BHIL’s net capital exceeds its minimum net capital requirement at September 30, 2010 and December 31, 2009. The net capital balances, minimum net capital requirements, and ratio of aggregate indebtedness to net capital for BHIL are summarized below as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
Net Capital	$157,509	$279,718
Minimum Net Capital Requirement	62,814	132,199

Ratio of Aggregate Indebtedness to Net Capital	5.9819 to 1	7.09 to 1
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
In this section, the Company discusses and analyzes the consolidated results of operations for the three and nine month periods ending September 30, 2010 and 2009 and other factors that may affect future financial performance. The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine month periods ended September 30, 2010, are not necessarily indicative of the results which may be expected for the entire fiscal year.
The Company’s revenue is derived primarily from investment advisory and administration fees. Investment advisory and administration fees paid to the Company are generally based on the value of the investment portfolios managed by the Company and fluctuate with changes in the total value of the assets under management (“AUM”). Such fees are recognized in the period that the Company manages these assets. Performance incentive fees are generally 20% of the amount of client annual investment performance in excess of a specified hurdle. Because performance incentive fees are based primarily on the performance of client accounts, they can be volatile from period to period. The Company’s primary expense is employee compensation and benefits.

Assets Under Management
As of September 30, 2010, AUM totaled $7.1 billion, a 29% increase in comparison to September 30, 2009. Revenues are highly dependent on both the value and composition of AUM. The following is a summary of the Company’s AUM by product and objective as of September 30, 2010 and 2009 and a roll-forward of AUM activity for the nine months ended September 30, 2010 and 2009:

	Assets Under Management by Product
	As of September 30,
(in millions)	2010	2009	% Change
Mutual funds	$4,026	$3,317	21%
Separate accounts	2,851	1,957	46%
Private investment funds	203	215	-6%

Total	$7,080	$5,489	29%

	Assets Under Management by Objective
	As of September 30,
(in millions)	2010	2009	% Change
Small	$803	$577	39%
Small-Mid Cap	167	139	20%
Large Cap	3,296	2,149	53%
Select	398	359	11%
Long-Short	2,235	2,115	6%
Strategic and fixed income	181	150	21%

Total	$7,080	$5,489	29%

	Change in Assets Under Management
	For the Nine Months Ended September 30,
(in millions)	2010	2009
AUM at beginning of the period	$6,283	$4,510
Net cash inflows (outflows)
mutual funds	415	(229)
separate accounts	385	423
private investment funds	(9)	(46)

	791	148
Net market appreciation and income	6	831

Increase during the period	797	979

AUM at end of the period	$7,080	$5,489

Consolidated Results of Operations
The following is a discussion of the consolidated results of operations of the Company and its revenues and expenses.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except per share amounts)	2010	2009	% Change	2010	2009	% Change
Net operating income after tax (a)	$2,350	$1,858	26%	$7,790	$4,915	58%
Net income	$3,438	$3,204	7%	$7,938	$7,872	1%

Net operating income after tax per share (a)
Basic	$0.85	$0.71	19%	$2.82	$1.91	48%
Diluted	$0.85	$0.71	19%	$2.82	$1.91	48%

Net income per share
Basic	$1.24	$1.23	1%	$2.88	$3.06	-6%
Diluted	$1.24	$1.23	1%	$2.88	$3.06	-6%

Weighted average shares outstanding
Basic	2,779	2,607		2,758	2,572
Diluted	2,779	2,612		2,759	2,577

(a)	- Net operating income after tax is a non-GAAP performance measure. See Use of Supplemental Data as Non-GAAP Performance Measure on page 20 of this report.
Three Months Ended September 30, 2010 compared with Three Months Ended September 30, 2009
The Company generated net income of $3,438,406 ($1.24 per diluted share) for the three months ended September 30, 2010, compared with net income of $3,203,918 ($1.23 per diluted share) for the three months ended September 30, 2009. While net income experienced an increase of $230 thousand, revenue for the period increased $2.7 million offset by a $1.4 million increase in compensation and related costs and a decrease in the investment return on the Company’s corporate investments by $894 thousand from the nine months ended September 30, 2009 to the nine months ended September 30, 2010. Excluding the investment return, net operating income after tax increased $492 thousand, or 26%, for the period primarily due to a 29% increase in AUM from September 30, 2009 to September 30, 2010.
Revenue

	Three Months Ended
	September 30,
(in thousands)	2010	2009	% Change
Investment advisory	$12,216	$9,517	28%
Mutual fund administration, net	1,827	1,855	-2%

Total	$14,043	$11,372	23%

As a percent of total third quarter 2010 revenues, investment advisory fees accounted for 87% and mutual fund administration fees accounted for the remaining 13% compared to the third quarter of 2009 where investment advisory fees accounted for 84% and mutual fund administration fees accounted for the remaining 16% of revenues.

Investment Advisory Fees. Investment advisory fees increased by $2.7 million, or 28%, due to a 29% increase in AUM from September 30, 2009 to September 30, 2010. Investment advisory fees are calculated as a percent of average net AUM at various levels depending on the investment product. The Company’s average advisory fee rate for the three months ended September 30, 2010 was 0.72% compared to 0.74% for the three months ended September 30, 2009. The decrease in the average advisory fee rate is due to an overall change in the composition of AUM where long-short strategies, which pay a higher advisory fee, made up 32% of total AUM as of September 30, 2010 compared to 39% of total AUM as of September 30, 2009 while long only strategies, which have a lower advisory fee, made up 47% of total AUM as of September 30, 2010 compared to only 39% of total AUM as of September 30, 2009. The Company’s average AUM during the quarter ended September 30, 2010 was $6.8 billion compared to $5.1 billion for the quarter ended September 30, 2009. Despite the 0.02% decrease in average advisory fee rate in third quarter 2010, the fee rate was being charged on a greater asset base compared to the same quarter in 2009 resulting in an increase in the overall fees earned during the period.
Mutual Fund Administration Fees. Mutual fund administration fees include administration fees received from Diamond Hill Funds, which are calculated as a percent of average net AUM, and all Beacon Hill fee revenue. Effective April 30, 2010, the administration fee rate for Diamond Hill Funds decreased from 0.34% to 0.30% on Class A and Class C shares and decreased from 0.20% to 0.19% for Class I shares. This decrease represents a sharing of the fund administration economies of scale with mutual fund shareholders. Fund administration revenues decreased by $28 thousand for the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009 due to a decrease in the effective blended gross fee rate from 0.29% to 0.24% and an increase in Fund Related expenses associated with a 21% increase in mutual fund AUM. The impact of the 0.05% decrease in the effective blended gross fee rate was partially offset by a 29% increase in the Company’s average mutual fund AUM during the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009.
Expenses

	Three Months Ended
	September 30,
(in thousands)	2010	2009	% Change
Compensation and related costs	$8,096	$6,744	20%
General and administrative	856	809	6%
Sales and marketing	144	158	-9%
Third party distribution	239	201	19%
Mutual fund administration	509	611	-17%

Total	$9,844	$8,523	15%

Compensation and Related Costs. Employee compensation and benefits increased $1.4 million, or 20%, during the three months ended September 30, 2010 compared to the same period a year ago, primarily due to an increase of $670 thousand, or 16%, in incentive compensation during the period consistent with an increase in AUM and the associated increase in operating income. Further contributors to the overall increase in compensation expense were restricted stock expense, which increased by $187 thousand due to an overall increase in the total amount of long-term equity awards outstanding in 2010 compared to 2009, and base salaries and related benefits, which increased by $181 thousand due to an increase in employee headcount.
General and Administrative. General and administrative expenses increased by $47 thousand, or 6%, period over period. This increase is primarily due to additional research expenses to support the Company’s investment team, expansion of the Company’s office space, and implementation of a new trading system during the second quarter of 2010, partially offset by a reduction in legal costs and the phase-out of the Ohio franchise tax expense.
Sales and Marketing. Sales and marketing expenses decreased by $14 thousand, or 9%. This decrease was primarily due to a reduction in other marketing expenses related to the timing of certain conferences offset by an increase in travel related expenses during the quarter.
Third Party Distribution. Third party distribution expense represents payments made to intermediaries related to sales of the Company’s investment products. The expense is directly correlated with investments in the Company’s private investment funds. The period over period increase or decrease directly corresponds to the increase or decrease in investment advisory fees earned by the Company.

Mutual Fund Administration. Mutual fund administration expense decreased by $509 thousand, or 17%, period over period. The majority of mutual fund administration fees are variable based on the amount of mutual fund AUM. Despite an overall increase in mutual fund AUM of $709 million, or 21%, as of September 30, 2010 compared to September 30, 2009, the decrease in mutual fund administration expenses is primarily due to a third party service provider fee reduction related to bringing certain administration activities in-house.
Nine Months Ended September 30, 2010 compared with Nine Months Ended September 30, 2009
The Company generated net income of $7,938,585 ($2.88 per diluted share) for the nine months ended September 30, 2010, compared with net income of $7,871,645 ($3.05 per diluted share) for the nine months ended September 30, 2009. While net income experienced an increase of only $67 thousand, revenue for the period increased $11.3 million offset by a $6.4 million increase in compensation and related costs and a decrease in the investment return on the Company’s corporate investments by $4.3 million from the nine months ended September 30, 2009 to the nine months ended September 30, 2010. Excluding the investment return, net operating income after tax increased $2.9 million, or 58%, for the period primarily due to a 29% increase in AUM from September 30, 2009 to September 30, 2010.
Revenue

	Nine Months Ended
	September 30,
(in thousands)	2010	2009	% Change
Investment advisory	$35,629	$25,774	38%
Mutual fund administration, net	5,559	4,075	36%

Total	$41,188	$29,849	38%

As a percent of 2010 year to date revenues, investment advisory fees accounted for 87% and mutual fund administration fees accounted for the remaining 13% compared to the 2009 period where investment advisory fees accounted for 86% and mutual fund administration fees accounted for the remaining 14% of revenues.
Investment Advisory Fees. Investment advisory fees increased by $9.8 million, or 38%, due to a 29% increase in AUM from September 30, 2009 to September 30, 2010. Investment advisory fees are calculated as a percent of average net AUM at various levels depending on the investment product. The Company’s average advisory fee rate for the nine months ended September 30, 2010 was 0.71% compared to 0.74% for the nine months ended September 30, 2009. The decrease in the average advisory fee rate is due to an overall change in the composition of AUM where long-short strategies, which pay a higher advisory fee, made up 32% of total AUM as of September 30, 2010 compared to 39% of total AUM as of September 30, 2009 while long only strategies, which have a lower advisory fee, made up 47% of total AUM as of September 30, 2010 compared to 39% of total AUM as of September 30, 2009. The Company’s average AUM during the nine months ended September 30, 2010 was $6.6 billion compared to $4.6 billion for the nine months ended September 30, 2009. Despite the 0.03% decrease in average advisory fee rate during the nine months ending September 30, 2010, the fee rate was being charged on a greater asset base compared to the same period in 2009 resulting in an increase the overall fees earned during the period.
Mutual Fund Administration Fees. Mutual fund administration fees include administration fees received from Diamond Hill Funds, which are calculated as a percent of average net AUM, and all Beacon Hill fee revenue. Effective April 30, 2010, the administration fee rate for Diamond Hill Funds decreased from 0.34% to 0.30% on Class A and Class C shares and decreased from 0.20% to 0.19% for Class I shares. This decrease represents a sharing of the fund administration economies of scale with mutual fund shareholders. Fund administration revenues increased by $1.5 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 due to a 21% increase in mutual fund AUM, a $227 thousand increase in Beacon Hill revenue, offset by a decrease in the effective blended gross fee rate from 0.28% to 0.26%. Despite the 0.02% decrease in effective blended gross fee rate, the Company’s average mutual fund AUM during the nine months ended September 30, 2010 was $3.7 billion compared to $2.8 billion for the nine months ended September 30, 2009. Therefore, the lower effective blended gross fee rate for the nine months ended September 30, 2010 was being charged on a greater asset base compared to the same period in 2009 resulting in an increase in the overall fees earned during the period.

Expenses

	Nine Months Ended
	September 30,
(in thousands)	2010	2009	% Change
Compensation and related costs	$23,707	$17,268	37%
General and administrative	2,539	2,201	15%
Sales and marketing	482	440	10%
Third party distribution	757	666	14%
Mutual fund administration	1,474	1,765	-16%

Total	$28,959	$22,340	30%

Compensation and Related Costs. Employee compensation and benefits increased $6.4 million, or 37%, during the nine months ended September 30, 2010 compared to the same period a year ago, primarily due to an increase of $4.5 million in incentive compensation during the period consistent with an increase in AUM and the associated increase in operating income. Further contributors to the overall increase in compensation expense were restricted stock expense, which increased by $512 thousand due to an overall increase in the total amount of long-term equity awards outstanding in 2010 compared to 2009, and base salaries and related benefits, which increased by $673 thousand due to an increase in employee headcount.
General and Administrative. General and administrative expenses increased by $338 thousand, or 15%, period over period. This increase is primarily due to additional research expenses to support the Company’s investment team, expansion of the Company’s office space, implementation of a new trading system, and an increase in systems related expenses to support the investment team, partially offset by a decrease in legal costs and the phase-out of the Ohio franchise tax expense.
Sales and Marketing. Sales and marketing expenses increased by $42 thousand, or 10%, period over period. This increase was primarily due to an increased presence at industry conferences and an increase in travel and sales related expenses.
Third Party Distribution. Third party distribution expense represents payments made to intermediaries related to sales of the Company’s investment products. The expense is directly correlated with investments in the Company’s private investment funds. The period over period increase or decrease directly corresponds to the increase or decrease in investment advisory fees earned by the Company.
Mutual Fund Administration. Mutual fund administration expense decreased by $291 thousand, or 16%, period over period. The majority of mutual fund administration fees are variable based on the amount of mutual fund AUM. Despite an overall increase in mutual fund AUM of $709 million, or 21%, as of September 30, 2010 compared to the nine months ended September 30, 2009, the decrease in mutual fund administration expenses is primarily due to a third party service provider fee reduction related to bringing certain administration activities in-house.

Beacon Hill Fund Services
Beacon Hill is currently staffed with twelve full-time equivalent employees, up from eleven at September 30, 2009, and provides compliance, treasurer, and other fund administration services to mutual fund clients and their investment advisers. In addition, through its registered broker/dealer, Beacon Hill also serves as the underwriter for a number of mutual funds. The Company previously expected Beacon Hill to break even in the fourth quarter of 2010, but we now believe revenue will not be sufficient. The following is a summary of Beacon Hill’s performance for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009, excluding 12b-1/service fees and commission revenue and expenses, which net to zero:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Revenue[1]	$375	$330	$1,158	$571
Expenses	592	473	1,810	1,393

Net loss	$(217)	$(143)	$(652)	$(822)

[1]
Beacon Hill’s revenue for the three months ended September 30, 2010 and 2009 includes $119 thousand and $42 thousand, respectively, of inter-company revenue earned from services provided to DHCM. Beacon Hill’s revenue for the nine months ended September 30, 2010 and 2009 includes $360 thousand and $92 thousand, respectively, of inter-company revenue earned from services provided to DHCM. These amounts have been eliminated from the Consolidated Statements of Income.

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
As of September 30, 2010, the Company had negative working capital of approximately $811 thousand compared to $20.5 million at December 31, 2009. Working capital includes cash, securities owned and accounts receivable, net of all liabilities. On September 17, 2010 the Company’s board of directors declared a $13 per share dividend payable on December 15, 2010 to shareholders of record on December 1, 2010. This dividend is expected to reduce shareholder equity by approximately $36.3 million. Excluding the dividend payable of $36.3 million, which is not being paid out until December 15, 2010, the Company believes its available working capital is sufficient to cover current expenses. The Company has no debt and does not expect any material capital expenditures during 2010.
During the third quarter of 2007 the Board of Directors authorized management to repurchase up to 350,000 shares of the Company’s common stock. No shares were repurchased during the nine months ended September 30, 2010.
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

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(in thousands)	2010	2009	2010	2009
Net Operating Income, GAAP basis	$4,199	$2,849	$12,230	$7,509
Non-GAAP Adjustments:
Tax Provision excluding impact of Investment Return	1,849	991	4,440	2,594
Net operating income after tax, non-GAAP basis	2,350	1,858	7,790	4,915

Net operating income after tax per basic share, non-GAAP basis	$0.85	$0.71	$2.82	$1.91
Net operating income after tax per diluted share, non-GAAP basis	$0.85	$0.71	$2.82	$1.91

Basic weighted average shares outstanding, GAAP basis	2,779	2,607	2,758	2,572
Diluted weighted average shares outstanding, GAAP basis	2,779	2,612	2,759	2,576
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
ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not purchase any shares of its common stock during the nine months ended September 30, 2010. The following table sets forth information regarding the Company’s purchases of its common stock during the third quarter of fiscal year 2010:

			Total Number	Maximum Number
			of Shares Purchased	of Shares That May
			as part of a Publicly	Yet Be Purchased
	Total Number	Average Price	Announced Plans	Under the Plans or
Period	of Shares Purchased	Paid Per Share	or Programs	Programs (1)
July 1, 2010 through July 31, 2010	—	—	16,105	333,895

August 1, 2010 through August 31, 2010	—	—	16,105	333,895

September 1, 2010 through September 30, 2010	—	—	16,105	333,895

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
ITEM 4: (Removed and Reserved).
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
DIAMOND HILL INVESTMENT GROUP, INC.

Date	Title	Signature

November 5, 2010	President, Chief Executive Officer,	/s/ R. H. Dillon

	and a Director	R. H. Dillon

November 5, 2010	Chief Financial Officer, Treasurer,	/s/ James F. Laird

	and Secretary	James F. Laird