Form 10-K
period 2010-12-31
DIAMOND HILL INVESTMENT GROUP INC
filed 2011-02-25
CIK 909108

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
Commission file number 000-24498
DIAMOND HILL INVESTMENT GROUP, INC.
(Exact name of registrant as specified in its charter)

Ohio	65-0190407

(State of incorporation)	(I.R.S. Employer Identification No.)

325 John H. McConnell Blvd., Suite 200, Columbus, Ohio 43215	614-255-3333

(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common shares, no par value	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Aggregate market value of the registrant’s common shares (the only common equity of the registrant) held by non-affiliates of the registrant, based on the closing price of $56.69 on June 30, 2010 on the NASDAQ Global Select Market was $128,451,944. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that the registrant’s executive officers and directors and persons holding five percent or more of the registrant’s common shares are affiliates.
2,798,729 Common Shares outstanding as of February 17, 2011.
Documents incorporated by reference: Portions of the registrant’s definitive proxy statement for the 2011 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this report.

Diamond Hill Investment Group, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2010
Index

PART I

Item 1.	Business
Forward-Looking Statements
Throughout this Annual Report on Form 10-K, Diamond Hill Investment Group, Inc. (the “Company”) may make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to such matters as anticipated operating results, prospects for achieving the critical threshold of assets under management, technological developments, economic trends (including interest rates and market volatility), expected transactions and acquisitions and similar matters. The words “believe,” “expect,” “anticipate,” “estimate,” “should,” “hope,” “seek,” “plan,” “intend” and similar expressions identify forward-looking statements that speak only as of the date thereof. While the Company believes that the assumptions underlying its forward-looking statements are reasonable, investors are cautioned that any of the assumptions could prove to be inaccurate and accordingly, the actual results and experiences of the Company could differ materially from the anticipated results or other expectations expressed by the Company in its forward-looking statements. Factors that could cause such actual results or experiences to differ from results discussed in the forward-looking statements include, but are not limited to: the adverse effect from a decline in the securities markets; a decline in the performance of the Company’s products; changes in interest rates; a general or prolonged downturn in the economy; changes in government policy and regulation, including monetary policy; changes in the Company’s ability to attract or retain key employees; unforeseen costs and other effects related to legal proceedings or investigations of governmental and self-regulatory organizations; and other risks identified from time-to-time in the Company’s other public documents on file with the U. S. Securities and Exchange Commission (“SEC”), including those discussed below in Item 1A.
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
The Company’s primary objective is to fulfill its fiduciary duty to clients through a disciplined intrinsic value approach to investing. Its secondary objective is to achieve an adequate long-term return for shareholders.
The Company sponsors, markets, and provides investment advisory and related services to various clients including mutual funds, separate accounts, and private investment funds. The Company’s principal source of revenue is investment advisory fee income earned pursuant to investment advisory contracts with its clients. This fee income is based primarily upon the net assets of the funds or separate accounts. The Company’s investment advisory revenue depends largely on the total value and composition of assets under management (“AUM”). Accordingly, fluctuations in financial markets and in the composition of AUM impact our revenues and results of operations.
Investment Advisory Activities
DHCM executes its investment strategies through fundamental research and valuation disciplines. DHCM’s analysts evaluate a company’s prospects based upon its current business and financial position, future growth opportunities, and management capability and strategy. The intended result is an estimate of “intrinsic value.” Intrinsic value is the present value of estimated future cash flows, discounted at a rate that reflects the required return for the investment given the estimated level of risk. In other words, it is the estimated price a minority shareholder should pay in order to achieve a satisfactory or “fair” return on the investment. The estimate of intrinsic value is then compared to the current market price to evaluate whether, in the opinion of DHCM, an attractive investment opportunity exists. A proprietary valuation model, which takes into account projected cash flows for five years including a “terminal value” (the expected stock price in five years), assists in many of these intrinsic value estimations. DHCM also applies an intrinsic value philosophy to the analysis of fixed income securities.

DHCM believes that although securities markets are competitive, pricing inefficiencies often exist allowing for attractive investment opportunities. Furthermore, DHCM believes that investing in securities whose market prices are significantly below DHCM’s estimate of intrinsic value (or selling short securities whose market prices are above DHCM’s estimate of intrinsic value) is a reliable method to achieve above average relative returns as well as mitigate risk.
Current portfolio strategies managed by DHCM include Small Cap, Small-Mid Cap, Large Cap, Select, Long-Short, Financial Long-Short, and Strategic Income. These strategies are available on a separately managed basis and/or through a mutual fund. The Long-Short strategy is also available through private investment funds that are offered to accredited and qualified investors in the United States and around the world. The Company believes its desire to grow AUM should never come before its fiduciary obligation to clients. Once the Company determines that the size of any of its strategies hinders its ability to either differentiate its product or add value for its clients, the Company will close those strategies to new clients, which may impact the Company’s ability to grow AUM. The Small Cap strategy was closed to new investors as of December 31, 2005 and re-opened on September 1, 2007. The Long-Short strategy was closed to new investors as of June 30, 2008 and re-opened on December 31, 2008.
Marketing
DHCM primarily generates business for all three of its product lines (mutual funds, separately managed accounts, and private investment funds) through wholesaling to financial intermediaries, including independent registered investment advisors, brokers, financial planners, investment consultants and third party marketing firms. In addition, DHCM recently began to actively market its separately managed accounts directly to institutional plan sponsors.
Assets Under Management
As of December 31, 2010, AUM totaled $8.6 billion, a 37% increase from December 31, 2009. The following tables show AUM by product and investment objective for the dates indicated and a roll-forward of the change in AUM for the years ended December 31, 2010, 2009, and 2008:

	Assets Under Management by Product
	As of December 31,
(in millions)	2010	2009	2008
Mutual funds	$4,198	$3,494	$3,010
Sub-advised mutual funds	930	146	104
Separate accounts	3,284	2,423	1,175
Private investment funds	211	220	221

Total AUM	$8,623	$6,283	$4,510

	Assets Under Management
	by Investment Objective
	As of December 31,
(in millions)	2010	2009	2008
Small Cap	$948	$625	$403
Small-Mid Cap	196	146	102
Large Cap	4,631	2,654	1,266
Select	422	400	258
Long-Short	2,251	2,300	2,331
Strategic Income	175	158	150

Total AUM	$8,623	$6,283	$4,510

	Change in Assets Under Management
	For the Year Ended December 31,
(in millions)	2010	2009	2008
AUM at beginning of the year	$6,283	$4,510	$4,403
Net cash inflows (outflows)
mutual funds	467	(109)	1,328
sub-advised mutual funds	714	6	54
separate accounts	532	734	757
private investment funds	(15)	(52)	(162)

	1,698	579	1,977
Net market appreciation (depreciation) and income	642	1,194	(1,870)

Increase during the year	2,340	1,773	107

AUM at end of the year	$8,623	$6,283	$4,510

Diamond Hill Funds
The Diamond Hill Funds (the “Funds”) are used by over 5,000 financial representatives at over 1,400 financial intermediary firms. Below is a summary of the assets by distribution channel as of December 31, 2010, 2009, and 2008:

	Diamond Hill Funds
	Assets by Distribution Channel
	As of December 31,
(in millions)	2010	2009	2008
Registered investment advisors	$1,080	$1,272	$1,197
Independent broker/dealers	815	757	781
Wirehouse broker/dealers	775	824	645
Defined contribution and banks	1,290	254	166
Other	183	345	188

Total	$4,143	$3,452	$2,977

Sub-advised mutual funds
DHCM increased its sub-advised mutual funds relationships during 2010, which increase AUM by $784 million compared to 2009. Sub-advised mutual funds are registered investment companies, where DHCM manages an allocated portion of the fund and has limited distribution responsibilities.
Institutional Accounts
DHCM continues to develop institutional relationships for separately managed accounts primarily through consultant relationships and database research screens. During 2010 and 2009, DHCM added additional resources to focus on further developing its relationships with institutional consultants and plan sponsors.

================================================================================

Growth Prospects
DHCM’s investment strategies have produced long-term investment returns that the Company views as strong and believes compare very favorably to competitors. Investment returns have been a key driver in the success the Company has achieved in growing AUM.
As a result, the Company has continued to invest in marketing throughout 2010 in an effort to expand distribution. Such expenditures included:
•	adding additional business development and support staff;
•	attending and sponsoring key industry conferences; and
•	adding systems infrastructure to support client service and portfolio administration.
The cost of these efforts was significant, but the Company believes the cost will be proportional to the increase in revenue during 2011 and future years. There can be no assurance that the Company’s marketing efforts will prove successful; however, given the strong investment results of the Funds and separately managed accounts, the Company believes the additional resources devoted to marketing are warranted.
Also recognizing that the Company’s primary responsibility is to clients, the Company will continue to invest in its investment team and close investment strategies to new investors when appropriate. Over the last three years, the Company substantially increased its equity investment team by growing the team from 20 at the end of 2007 to 30 at the end of 2010. Most of the additional investment team staff has been on the research team, which now totals 19.
The Company believes that one of the most important characteristics exhibited by the best investment firms is excellent investment returns for their clients over a long period of time. The Company is pleased that, during its history as an investment advisory firm, it has delivered what it believes are excellent investment returns for its clients. However, the Company is mindful that if it fails to do so in the future, its financial condition, results of operations and business growth will likely be negatively impacted. There are certain additional business risks that may prevent the Company from achieving the above growth prospects. These risks are detailed in Item 1A.
Fund Administration Activities
DHCM and Beacon Hill provide fund administration services to Diamond Hill Funds and other third party mutual fund companies. Fund administration services are broadly defined as portfolio and regulatory compliance, treasury and financial oversight, underwriting, and general oversight of other back-office services providers such as the custodian, fund accountant, and transfer agent. During the past four years, there has been continuing consolidation in the mutual fund servicing industry, whereby large financial services firms have purchased independent mutual fund service providers. Some of these larger financial services firms have made the decision not to offer statutory underwriting services to mutual funds, due to regulatory and other business conflicts. This consolidation, along with a growing desire for transparent and independent oversight of mutual fund financial reporting and compliance program activities, has provided opportunities in the marketplace for the Company to grow its fund administration services. During 2008, Beacon Hill completed the build out of its infrastructure and began operations. During 2009 and 2010, Beacon Hill continued to focus on growing its client base.
Competition
Competition in the area of investment management services and mutual funds is intense, and the Company’s competitors include investment management firms, broker-dealers, banks and insurance companies, some of whom offer various investment alternatives. Many competitors are better known than the Company, offer a broader range of investment products and have more offices, employees and business development representatives. The Company competes primarily on the basis of investment philosophy, performance and client service.

Corporate Investment Portfolio
From time to time the Company will hold investment positions in Diamond Hill Funds and its private investment funds.
Regulation
DHCM is registered with the SEC under the Investment Advisers Act of 1940 (the “Advisers Act”) and operates in a highly regulated environment. The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, recordkeeping requirements, operational requirements and disclosure obligations. All Diamond Hill Funds are registered with the SEC under the Investment Company Act of 1940 and are required to make notice filings with all states where it is offered for sale. Virtually all aspects of the Company’s investment management business are subject to various federal and state laws and regulations. BHIL is registered with the SEC as a broker/dealer and is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”).
Generally, these laws and regulations are intended to benefit shareholders of the funds and separately managed account clients and grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict the Company from carrying on its investment management and mutual fund underwriting business in the event that it fails to comply with such laws and regulations. In such event, possible sanctions which may be imposed include the suspension of individual employees, limitations on engaging in various activities for specified periods of time, the revocation of broker-dealer or investment adviser registration, and other censures or fines. The Company continuously monitors legislative, tax, regulatory, accounting and compliance developments that could impact its business.
Contractual Relationships with the Diamond Hill Funds
The Company is very dependent on its contractual relationships with the Funds. In the event the Company’s advisory or administration agreements with the Funds are terminated, not renewed, or amended to reduce fees, the Company would be materially and adversely affected. Generally, these agreements are terminable by either party upon 60 days written notice without penalty. The agreements are subject to annual approval by either (i) the board of trustees of the Funds or (ii) a vote of the majority of the outstanding voting securities of each Fund. The agreements automatically terminate in the event of their assignment by either the Company or the Fund. The Company generated approximately 66%, 69% and 72% of its 2010, 2009 and 2008 revenues, respectively, from its advisory and administrative contracts with the Funds, including 31% from the advisory contract with the Diamond Hill Long-Short Fund during 2010. The loss of the Long-Short Fund contract would have a material adverse effect on the Company. The Company considers its relationship with the Funds and their board of trustees to be good, and it has no reason to believe that these advisory or administration contracts will not be renewed in the future; however, there is no assurance that the Funds will choose to continue their relationships with the Company.
Employees
As of December 31, 2010, the Company and its subsidiaries employed 77 full-time and part-time employees. As of December 31, 2009, the comparable number was 67. The Company believes that its relationship with its employees is good and does not anticipate any material change in the number of employees.
SEC Filings
The Company maintains an Internet website at www.diamond-hill.com. Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are made available free of charge, on or through the Company’s website, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The contents of the Company’s website are not incorporated into, or otherwise made a part of, this Annual Report on Form 10-K.

ITEM 1A.	Risk Factors
An investment in the Company’s common shares involves various risks, including those mentioned below and those that are discussed from time-to-time in the Company’s other periodic filings with the SEC. Investors should carefully consider these risks, along with the other information contained in this report, before making an investment decision regarding the Company’s common shares. There may be additional risks of which the Company is currently unaware, or which it currently considers immaterial. The occurrence of any of these risks could have a material adverse effect on the Company’s financial condition and results of operations and value of its common shares.
Poor investment performance of our products could affect our sales or reduce the amount of assets under management, potentially negatively impacting revenue and net income.
If the Company fails to deliver excellent investment performance for its clients, both in the short and long term, it will likely experience diminished investor interest and potentially a diminished level of AUM.
The Company’s AUM, which impacts revenue, is subject to significant fluctuations.
Substantially all revenue for the Company is calculated as a percentage of AUM or is based on the general performance of the equity securities market. A decline in securities prices (such as that experienced during the last half of 2008 and first quarter of 2009) or in the sale of investment products, or an increase in fund redemptions, generally would reduce fee income. Financial market declines would generally negatively impact the level of the Company’s AUM and consequently its revenue and net income. A recession or other economic or political events could also adversely impact the Company’s revenue, if such events led to a decreased demand for products, a higher redemption rate, or a decline in securities prices.
The Company’s success depends on its key personnel, and its financial performance could be negatively affected by the loss of their services.
The Company’s success depends on highly skilled personnel, including portfolio managers, research analysts, and management, many of whom have specialized expertise and extensive experience in the investment management industry. Financial services professionals are in high demand, and the Company faces significant competition for qualified employees. With the exception of the Chief Executive Officer, key employees do not have employment contracts and generally can terminate their employment at any time. The Company cannot assure that it will be able to retain or replace key personnel. In order to retain or replace its key personnel, the Company may be required to increase compensation, which would decrease net income. The loss of key personnel could damage the Company’s reputation and make it more difficult to retain and attract new employees and clients. A loss of client assets resulting from the departure of key personnel would decrease the Company’s revenues and net income, possibly materially.
The Company is subject to substantial competition in all aspects of its business.
The Company’s investment products compete against a number of investment products and services from:
•	asset management firms;

•	mutual fund companies;

•	commercial banks and thrift institutions;

•	insurance companies;

•	hedge funds; and

•	brokerage and investment banking firms.
Many of these financial institutions have substantially greater resources than the Company and may offer a broader range of products or operate in more markets. Some of these institutions operate in a different regulatory environment, which may give them certain competitive advantages in the investment products and portfolio structures that they offer. The Company competes with other providers of investment advisory services primarily based upon its investment philosophy, performance and client service. Some institutions have proprietary products and distribution channels that make it more difficult for the Company to compete with them. If current or potential customers decide to use one of the Company’s competitors, the Company could face a significant decline in market share, AUM, revenues, and net income. If the Company is required to lower its fees in order to remain competitive, its net income could be significantly reduced because some of its expenses are fixed, especially over shorter periods of time, and other expenses may not decrease in proportion to the decrease in revenues.

A significant portion of the Company’s revenues are based on contracts with the Diamond Hill Funds that are subject to termination without cause and on short notice.
The Company is very dependent on its contractual relationships with the Funds. In the event the Company’s advisory or administration agreements with the Funds are terminated, not renewed, or amended to reduce fees, the Company would be materially and adversely affected. Generally, these agreements are terminable by either party upon 60 days written notice without penalty. The agreements are subject to annual approval by either (i) the board of trustees of the Funds or (ii) a vote of the majority of the outstanding voting securities of each Fund. The agreements automatically terminate in the event of their assignment by either the Company or the Fund. The Company generated approximately 66%, 69% and 72% of its 2010, 2009 and 2008 revenues, respectively, from its advisory and administrative contracts with the Funds, including 31% from the advisory contract with the Diamond Hill Long-Short Fund during 2010. The loss of the Long-Short Fund contract would have a material adverse effect on the Company. The Company considers its relationship with the Funds and their board of trustees to be good, and it has no reason to believe that these advisory or administration contracts will not be renewed in the future; however, there is no assurance that the Funds will choose to continue their relationships with the Company.
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
The Company will continue to seek to understand, evaluate and when possible, manage and control these and other business risks.

ITEM 1B.	Unresolved Staff Comments
None.

ITEM 2.	Properties
The Company leases approximately 21,200 square feet of office space at two locations.
The Company does not own any real estate or interests in real estate.

ITEM 3.	Legal Proceedings
From time to time, the Company is party to ordinary routine litigation that is incidental to its business. The Company believes these claims will not have a material adverse effect on its financial condition, liquidity or results of operations.

ITEM 4.	(Removed and Reserved)

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The following performance graph compares the total shareholder return of an investment in Diamond Hill’s Common Stock to that of the Russell Microcap® Index, and to a peer group index of publicly traded asset management firms for the five-year period ending on December 31, 2010. The graph assumes that the value of the investment in Diamond Hill’s Common Stock and each index was $100 on December 31, 2005. Total return includes reinvestment of all dividends. The Russell Microcap® Index makes up less than 3% of the U.S. equity market and is a market-value-weighted index of the smallest 1,000 securities in the small-cap Russell 2000® Index plus the next 1,000 smallest securities. Peer Group returns are weighted by the market capitalization of each firm at the beginning of the measurement period. The historical information set forth below is not necessarily indicative of future performance. Diamond Hill does not make or endorse any predictions as to future stock performance.

	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
Diamond Hill Investment Group, Inc.	100	268	234	238	274	364
Russell Microcap® Index	100	117	107	65	82	106
Peer Group*	100	112	119	44	66	77

*
The following companies are included in the Peer Group: Westwood Holdings Group, Inc.; Epoch Holding Corp.; Eaton Vance Corp.; Waddell & Reed Financial, Inc.; Federated Investors, Inc.; GAMCO Investors, Inc.; Affiliated Managers Group, Inc.; Legg Mason, Inc.; U.S. Global Investors, Inc.; Alliance Bernstein Holding L.P.; Janus Capital Group, Inc.; SEI Investments, Co.; Cohen & Steers, Inc.; and Calamos Asset Management, Inc.

The Company’s common shares trade on the NASDAQ Global Select Market under the symbol DHIL. The following table sets forth the high and low sales prices during each quarter of 2010 and 2009:

	2010			2009
	High	Low	Dividend	High	Low	Dividend
	Price	Price	Per Share	Price	Price	Per Share
Quarter ended:
March 31	$74.84	$54.58	$—	$67.74	$28.51	$—
June 30	$82.49	$55.88	$—	$45.50	$36.26	$—
September 30	$74.95	$50.52	$—	$62.00	$38.48	$—
December 31	$86.15	$68.86	$13.00	$71.95	$52.33	$10.00
Due to the relatively low volume of traded shares, quoted prices cannot be considered indicative of any viable market for such shares. During the years ended December 31, 2010 and 2009, approximately 2,025,600 and 2,957,900, respectively, of the Company’s common shares were traded. The dividends indicated above were special dividends. The Company has not paid regular quarterly dividends in the past two years, and has no present intention of paying regular dividends in the future. The approximate number of registered holders of record of the Company’s common shares at December 31, 2010 was 247.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Company did not purchase any shares of its common stock during the year ended December 31, 2010. The following table sets forth information regarding the Company’s repurchase program of its common stock during the fourth quarter of fiscal year 2010:

			Total Number	Maximum Number
			of Shares Purchased	of Shares That May
			as part of a Publicly	Yet Be Purchased
	Total Number	Average Price	Announced Plans	Under the Plans or
Period	of Shares Purchased	Paid Per Share	or Programs	Programs (1)
October 1, 2010 through October 31, 2010	—	—	16,105	333,895

November 1, 2010 through November 30, 2010	—	—	16,105	333,895

December 1, 2010 through December 31, 2010	—	—	16,105	333,895

(1) -
The Company’s current share repurchase program was announced on August 9, 2007. The board of directors authorized management to repurchase up to 350,000 shares of its common stock in the open market and in private transactions in accordance with applicable securities laws. The Company’s stock repurchase program is not subject to an expiration date.

ITEM 6.	Selected Financial Data
The following selected financial data should be read in conjunction with the Company’s Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report on Form 10-K.

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
Income Statement Data (in thousands):
Total revenues	$56,704	$43,562	$47,019	$41,308	$31,905
Compensation and related costs	30,991	24,114	26,120	20,007	18,147
Other expenses	7,240	7,336	7,170	7,223	3,989
Total expenses	38,231	31,450	33,290	27,230	22,136
Net operating income	18,473	12,112	13,729	14,078	9,769
Net income	12,402	11,374	3,276	9,932	8,065

Operating profit margin	32.6%	27.8%	29.2%	34.1%	30.6%

Per Share Information:
Basic earnings	$4.48	$4.40	$1.36	$4.61	$4.51
Diluted earnings	4.48	4.40	1.36	4.39	3.63
Cash dividend declared	13.00	10.00	10.00	—	—

Weighted Average Shares Outstanding
Basic	2,766,741	2,582,998	2,400,142	2,155,829	1,787,390
Diluted	2,767,895	2,587,751	2,408,476	2,264,234	2,219,580

	At December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data (in thousands):
Total assets	$28,566	$40,505	$44,540	$53,284	$37,236
Long-term debt	—	—	—	—	—
Shareholders equity	7,498	22,981	30,246	39,308	20,483

Assets Under Management (in millions)	$8,623	$6,283	$4,510	$4,403	$3,708
Net Client Flows (in millions)	1,698	579	1,977	602	1,938

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this section, the Company discusses and analyzes the consolidated results of operations for the past three fiscal years and other factors that may affect future financial performance. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements, Notes to the Consolidated Financial Statements, and Selected Financial Data contained in this Form 10-K.
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

Revenues are highly dependent on both the value and composition of AUM. The following is a summary of the Company’s AUM for each of the years ended December 31, 2010, 2009, and 2008:

	Assets Under Management by Product
	As of December 31,
(in millions)	2010	2009	2008
Mutual funds	$4,198	$3,494	$3,010
Sub-advised funds	930	146	104
Separate accounts	3,284	2,423	1,175
Private investment funds	211	220	221

Total AUM	$8,623	$6,283	$4,510

	Change in Assets Under Management
	For the Year Ended December 31,
(in millions)	2010	2009	2008
AUM at beginning of the year	$6,283	$4,510	$4,403
Net cash inflows (outflows)
mutual funds	467	(109)	1,328
sub-advised mutual funds	714	6	54
separate accounts	532	734	757
private investment funds	(15)	(52)	(162)

	1,698	579	1,977
Net market appreciation (depreciation) and income	642	1,194	(1,870)

Increase during the year	2,340	1,773	107

AUM at end of the year	$8,623	$6,283	$4,510

Consolidated Results of Operations
The following is a discussion of the consolidated results of operations of the Company and a detailed discussion of the Company’s revenues and expenses.

(in thousands, except per share data)	2010	2009	% Change	2009	2008	% Change
Net operating income	$18,473	$12,112	53%	$12,112	$13,729	-12%
Net operating income after tax(a)	$11,643	$7,867	48%	$7,867	$8,143	-3%
Net income	$12,402	$11,374	9%	$11,374	$3,276	247%

Net operating income after tax per share(a)
Basic	$4.21	$3.05	38%	$3.05	$3.39	-10%
Diluted	$4.21	$3.04	38%	$3.04	$3.38	-10%

Net income per share
Basic	$4.48	$4.40	2%	$4.40	$1.36	224%
Diluted	$4.48	$4.40	2%	$4.40	$1.36	224%

Operating profit margin	32.6%	27.8%	NM	27.8%	29.2%	NM

(a) -	Net operating income after tax is a non-GAAP performance measure. See Use of Supplemental Data as Non-GAAP Performance Measure on page 18 of this report.
Year Ended December 31, 2010 compared with Year Ended December 31, 2009
The Company posted net income of $12.4 million ($4.48 per diluted share) for the year ended December 31, 2010, compared with net income of $11.4 million ($4.40 per diluted share) for the year ended December 31, 2009. Net income increased $1.0 million due to a $6.4 million increase in operating income driven by a 37% increase in AUM from 2009 to 2010, offset by a $4.2 million decrease in the investment return of the Company’s corporate investment portfolio from 2009 to 2010. Operating profit margin increased to 32.6% for 2010 from 27.8% for 2009. The Company expects that its operating margin will fluctuate from year to year based on various factors including revenues; investment results; employee performance; staffing levels; development of investment strategies, products, or channels; and industry comparisons.

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
Revenue

(in thousands)	2010	2009	%Change	2009	2008	% Change
Investment advisory	$49,249	$37,472	31%	$37,472	$40,865	-8%
Mutual fund administration, net	$7,455	6,090	22%	6,090	6,154	-1%

Total	56,704	43,562	30%	43,562	47,019	-7%
Revenue for the Year Ended December 31, 2010 compared with Year Ended December 31, 2009
As a percent of total 2010 revenues, investment advisory fees accounted for 87% and mutual fund administration fees made up the remaining 13%. This compared to 86% and 14%, respectively, for 2009.
Investment Advisory Fees. Investment advisory fees increased by $11.8 million, or 31%, due to a 43% increase in average AUM from 2009 to 2010. Investment advisory fees are calculated as a percentage of average net AUM at various levels depending on the investment product. The Company’s average advisory fee rate for 2010 was 0.70% compared to 0.76% in 2009. The decrease in the average advisory fee rate is due to a continued change in the overall composition of AUM first seen during 2008, where long-short strategies, which pay a higher advisory fee rate, made up 26% of total AUM in 2010 compared to 36% of total AUM in 2009 while long only strategies, which pay a lower advisory fee rate, made up 54% of total AUM in 2010 compared to 42% of total AUM in 2009. Despite the 0.06% decrease in the average advisory fee rate during 2010 compared to 2009, the fee rate was being charged on a greater asset base as the average AUM increased 43% during the year compared to 2009 resulting in an increase in the overall fees earned during 2010. The Company anticipates the average advisory fee rate to continue to decrease throughout 2011 based upon the continued change in asset composition due to asset growth in lower fee strategies.
Mutual Fund Administration Fees. Mutual fund administration fees increased $1.4 million, or 22%, during 2010. Fund administration revenue on the Company’s sponsored Diamond Hill Funds increased $1.1 million from 2009 to 2010, due in part to a 28% increase in average mutual fund AUM, which was partially offset by a reduction in the average administration net fee rate from 0.18% in 2009 to 0.17% in 2010. Further contributing to the increase in revenue was a $199 thousand increase in Beacon Hill’s revenue from 2009 to 2010.
Revenue for the Year Ended December 31, 2009 compared with Year Ended December 31, 2008
As a percent of total 2009 revenues, investment advisory fees accounted for 86% and mutual fund administration fees made up the remaining 14%. This compared to 87% and 13%, respectively, for 2008.
Investment Advisory Fees. The overall decrease of $3.4 million in investment advisory fees was primarily due to a shift in AUM composition from long-short strategies to long only strategies, resulting in a lower average advisory fee. Investment advisory fees are generally calculated as a percentage of average net AUM at various levels, depending on the investment product. The Company’s average advisory fee rate for the year ended December 31, 2009 was 0.76% compared to 0.81% for the year ended December 31, 2008. During 2009, the Long-Short Fund, which has a 0.90% advisory fee, experienced cash outflows resulting in a decrease in assets of $366 million. These outflows contributed to the decrease in the average advisory fee rate for 2009 compared to 2008.

Mutual Fund Administration Fees. Mutual fund administration fees were relatively flat year over year. Fund administration revenue on the Company’s sponsored Diamond Hill Funds decreased $825 thousand from 2008 to 2009, due in part to a 12% decrease in average AUM. This decrease in revenue was offset by a $761 thousand increase in Beacon Hill’s revenue from 2008 to 2009.
Expenses

(in thousands)	2010	2009	% Change	2009	2008	% Change
Compensation and related costs	$30,991	$24,114	29%	$24,114	$26,120	-8%
General and administrative	3,409	3,133	9%	3,133	2,643	19%
Sales and marketing	854	751	14%	751	796	-6%
Third party distribution	1,036	1,112	-7%	1,112	1,452	-23%
Mutual fund administration	1,941	2,340	-17%	2,340	2,279	3%

Total	38,231	31,450	22%	31,450	33,290	-6%
Expenses for the Year Ended December 31, 2010 compared with Year Ended December 31, 2009
Compensation and Related Costs. Employee compensation and benefits increased by $6.9 million, or 29%, primarily due to an increase of $3.8 million in incentive compensation during 2010 consistent with an increase in AUM and the associated increase in operating income. Further contributors to the overall increase in compensation expense were restricted stock expense, which increased by $718 thousand due to an overall increase in the total amount of long-term equity awards outstanding in 2010 compared to 2009, and base salaries and related benefits, which increased $1.3 million due to a 15% increase in employee headcount from 2009 to 2010.
General and Administrative. General and administrative expenses increased by $276 thousand, or 9%, from 2009 to 2010. This increase was primarily due to additional research expenses to support the Company’s investment team, the full year impact of the expansion of the Company’s office space and the implementation of a new trading system, which were partially offset by a decrease in legal costs and a phase-out of the Ohio franchise tax expense.
Sales and Marketing. Sales and marketing expenses increased by $103 thousand, or 14%, from 2009 to 2010. This increase was primarily due to an increased presence at industry conferences and an increase in travel and other expenses related to business development and retention efforts during the year.
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
Mutual Fund Administration. Mutual fund administration expenses decreased by $399 thousand, or 17%, from 2009 to 2010. The majority of mutual fund administration fees are variable based upon the amount of mutual fund AUM. Despite an overall increase in average mutual fund AUM by 28% from 2009 to 2010, the decrease in mutual fund administration expense was primarily due to a third party service provider fee reduction related to bringing certain administration activities in-house.

Expenses for the Year Ended December 31, 2009 compared with Year Ended December 31, 2008
Compensation and Related Costs. Employee compensation and benefits decreased by $2 million, or 8%, in 2009, primarily due to a decrease of $2.6 million in restricted stock expense due to an overall decrease in the total amount of long-term equity awards outstanding in 2009 compared to 2008, partially offset by an increase in base salaries and related benefits of $1.3 million due to a 16% increase in employee headcount. Incentive compensation decreased $700 thousand in 2009 compared to 2008.
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
Mutual Fund Administration. Mutual fund administration expenses increased by $61 thousand, or 3%, during 2009, primarily due to a fee increase of $150 thousand from the sub-administrator, partially offset by decreases in prospectus fulfillment and other printing.
Beacon Hill Fund Services
Beacon Hill is currently staffed with 13 full-time equivalent employees, up from 12 at December 31, 2009, and provides compliance, treasurer, and other fund administration services to mutual fund clients and their investment advisors. In addition, through its registered broker/dealer, Beacon Hill also serves as the underwriter for a number of mutual funds. The following is a summary of Beacon Hill’s performance for the year ended December 31, 2010 compared to 2009, excluding 12b-1 / service fees and commission revenue and expenses, which net to zero:

	For the Year Ended
	December 31,
	2010	2009	2008
Revenue[1]	$1,588,243	$1,023,662	$116,516
Expenses	2,407,417	1,999,922	1,513,731

Net loss	$(819,174)	$(976,260)	$(1,397,215)

[1]
Beacon Hill’s 2010, 2009, and 2008 revenue includes $511,625, $146,067, and $0, respectively, of inter-company revenue earned from services provided to DHCM. This amount has been eliminated from the Consolidated Statements of Income.

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

As of December 31, 2010, the Company had working capital of approximately $4.9 million compared to $20.5 million at December 31, 2009. Working capital includes cash, securities owned and accounts receivable, net of all liabilities. On September 17, 2010, the Company’s board of directors declared a $13 per share dividend payable on December 15, 2010 to shareholders of record on December 1, 2010. The payment of the special cash dividend contributed to the reduction in the Company’s working capital balance. The Company has no debt, and believes its available working capital is sufficient to cover current expenses. The Company does not expect any material capital expenditures during 2011.
The Company has paid out special dividends over the past three years consisting of a $13 per share dividend in 2010, a $10 per share dividend in 2009, and a $10 per share dividend in 2008. These special dividends in total reduced shareholders’ equity by $87 million over the past three years. The 2010 special dividend reduced shareholders’ equity by $36.3 million and was recorded as a reduction of retained earnings, which generated an accumulated deficit of $19.8 million as of December 31, 2010. The Company’s accumulated deficit is not expected to impact its future ability to operate given its continuing profitability and strong cash and financial position. The 2009 special dividend reduced shareholders’ equity by $26.2 million and was recorded through retained earnings. A portion of the 2009 and 2010 dividend was a return of capital for tax purposes and the Company elected to record each dividend as a reduction of retained earnings. The 2008 special dividend reduced shareholders’ equity by $24.4 million and was recorded through common stock as 100% of this dividend represented a return of capital to shareholders.
Operating activities during 2010 provided cash flows of $25.1 million, up $8.1 million from 2009, including an increase in net income of $1.0 million, an increase in the change in non-cash stock based compensation expense of $718 thousand, an increase in the change in accounts receivable of $6.3 million, an increase in the change in investment gain/loss of $4.2 million, and an increase in the change in accrued liabilities of $1.1 million, offset by a decrease in the change in deferred taxes of $1.8 million, and a decrease in the change in other assets and liabilities of $3.4 million. Net cash provided in investing activities totaled $4.6 million, compared to net cash provided in investing activities of $4.2 million in 2009. Capital spending for property and equipment decreased to $63 thousand in 2010, a decrease of $542 thousand from 2009, and proceeds from the sales of investments decreased to $6.1 million in 2010, a decrease of $7.9 million from 2009. Net cash used by financing activities was $35.5 million in 2010, compared to net cash used by financing activities of $25.5 million in 2009. Cash used by financing activities in 2010 consists of $36.3 million special dividend payment offset by proceeds from common stock issuances.
Operating activities during 2009 provided cash flows of $16.9 million, down $409 thousand from 2008, including a decrease in the change in non-cash stock based compensation expense of $2.7 million, a decrease in the change in accounts receivable of $5.2 million, and a decrease in the change in investment gain/loss of $7.4 million, offset by an increase in net income of $8.1 million, an increase in the change in deferred taxes of $4.0 million, and an increase in the change in other assets and liabilities of $3.6 million. Net cash provided in investing activities totaled $4.2 million, compared to net cash provided in investing activities of $13 million in 2008. Capital spending for property and equipment increased to $605 thousand in 2009, an increase of $242 thousand from 2008, and proceeds from the sales of investments decreased to $13.9 million in 2009, a decrease of $9.6 million from 2008. Net cash used by financing activities was $25.5 million in 2009, compared to net cash used by financing activities of $26.6 million in 2008. The decrease of $1.1 million in cash used by financing activities included a decrease in taxes withheld on employee stock transactions of $2.6 million, partially offset by an increase in the dividend payment of $1.7 million in 2009.

Selected Quarterly Information
Unaudited quarterly results of operations for the years ended December 31, 2010 and 2009 is summarized below:

	At or For the Quarter Ended
	2010				2009
(in thousands, except per share data)	12/31	09/30	06/30	03/31	12/31	09/30	06/30	03/31
Assets Under Management (in millions)	$8,623	$7,080	$6,482	$6,876	$6,283	$5,489	$4,733	$3,909
Total revenue	15,516	14,043	13,754	13,391	13,715	11,372	9,592	8,883
Total operating expenses	9,272	9,844	9,652	9,462	9,110	8,523	7,061	6,756

Operating income	6,244	4,199	4,102	3,929	4,605	2,849	2,531	2,127

Investment Return	974	1,170	(1,184)	245	881	2,064	4,032	(1,579)

Net income	$4,464	$3,438	$1,830	$2,670	$3,504	$3,204	$4,315	$351

Diluted EPS	$1.60	$1.24	$0.66	$0.98	$1.34	$1.23	$1.66	$0.14

Diluted shares outstanding	2,794	2,779	2,774	2,721	2,621	2,612	2,603	2,516

Contractual Obligations
The following table presents a summary of the Company’s future obligations under the terms of an operating lease and other contractual purchase obligations at December 31, 2010. Other purchase obligations include contractual amounts that will be due for the purchase of services to be used in the Company’s operations such as mutual fund sub-administration and portfolio accounting software. These obligations may be cancelable at earlier times than those indicated and, under certain conditions, may involve termination fees. Because these obligations are of a normal recurring nature, the Company expects that it will fund them from future cash flows from operations. The information presented does not include operating expenses or capital expenditures that will be committed in the normal course of operations in 2011 and future years:

		Payments Due by Period
	Total	2011	2012-2013	2014-2015	Later
Operating lease obligations	$1,973,000	$340,000	$704,000	$719,000	$210,000
Purchase obligations	2,989,000	2,413,000	434,000	142,000	—

Total	$4,962,000	$2,753,000	$1,138,000	$861,000	$210,000

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

The Company defines “net operating income after tax” as the Company’s net operating income less income tax provision, excluding investment return and the tax impact related to the investment return. The Company believes that “net operating income after tax” provides a good representation of the Company’s operating performance, as it excludes the impact of investment return on financial results. The amount of the investment portfolio and market fluctuations on the investments can change significantly from one period to another, which can distort the underlying earnings potential of a company. We also believe “net operating income after tax” is an important metric in estimating the value of an asset management business. This non-GAAP measure is provided in addition to net income and net operating income and is not a substitute for net income or net operating income and may not be comparable to non-GAAP performance measures of other companies.

	Year Ended December 31,
(in thousands, except per share data)	2010	2009	2008
Net operating income, GAAP basis	$18,473	$12,112	$13,729
Non-GAAP Adjustments:
Tax Provision excluding impact of Investment Return	6,830	4,245	5,586
Net operating income after tax, non-GAAP basis	11,643	7,867	8,143

Net operating income after tax per basic share, non-GAAP basis	$4.21	$3.05	$3.39
Net operating income after tax per diluted share, non-GAAP basis	$4.21	$3.04	$3.38

Basic weighted average shares outstanding, GAAP basis	2,767	2,583	2,400
Diluted weighted average shares outstanding, GAAP basis	2,768	2,588	2,408
The tax provision excluding impact of investment return is calculated by applying the tax rate calculated from the income statement to net operating income.
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
The Company’s revenues and net income are based primarily on the value of AUM. Accordingly, declines in financial market values directly and negatively impact the Company’s investment advisory revenues and net income.
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
The table below summarizes the Company’s market risks as of December 31, 2010, and shows the effects of a hypothetical 10% increase and decrease in equity and bond investments.

		Fair Value Assuming a	Fair Value Assuming a
	Fair Value as of	Hypothetical 10%	Hypothetical 10%
	December 31, 2010	Increase	Decrease
Equity investments	$11,328,494	$12,461,343	$10,195,645
Bond investments	198,566	218,423	178,709

Total	$11,527,060	$12,679,766	$10,374,354

ITEM 8.	Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Shareholders and Board of Directors of
Diamond Hill Investment Group, Inc.:
We have audited the accompanying consolidated balance sheet of Diamond Hill Investment Group, Inc. and its subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying financial statements. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diamond Hill Investment Group, Inc. and its subsidiaries as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Diamond Hill Investment Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ Plante & Moran, PLLC
Columbus, Ohio
February 22, 2011

Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$5,775,526	$11,513,194
Investment portfolio	11,527,060	16,429,967
Accounts receivable	8,695,103	10,144,004
Prepaid expenses	787,033	724,825
Fixed assets, net of depreciation, and other assets	907,670	1,171,670
Deferred taxes	873,474	520,965

Total assets	$28,565,866	$40,504,625

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$4,101,079	$4,465,011
Accrued incentive compensation	16,111,250	12,300,650
Income tax payable	855,285	758,257

Total liabilities	21,067,614	17,523,918

Commitments and contingencies	—	—

Shareholders’ Equity
Common stock, no par value 7,000,000 shares authorized; 2,795,683 issued and outstanding at December 31, 2010; 2,677,577 issued and outstanding at December 31, 2009	34,423,011	26,922,484
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred compensation	(7,137,729)	(8,070,697)
Retained earnings/(Accumulated deficit)	(19,787,030)	4,128,920

Total shareholders’ equity	7,498,252	22,980,707

Total liabilities and shareholders’ equity	$28,565,866	$40,504,625

Book value per share	$2.68	$8.58

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income

	Year Ended December 31,
	2010	2009	2008
REVENUES:
Investment advisory	$49,248,586	$37,472,407	$40,865,296
Mutual fund administration, net	7,455,537	6,089,979	6,153,919

Total revenue	56,704,123	43,562,386	47,019,215

OPERATING EXPENSES:
Compensation and related costs	30,990,572	24,113,631	26,120,040
General and administrative	3,408,981	3,133,359	2,643,274
Sales and marketing	853,851	751,040	796,438
Third party distribution	1,036,231	1,112,460	1,452,087
Mutual fund administration	1,941,160	2,339,544	2,278,562

Total operating expenses	38,230,795	31,450,034	33,290,401

NET OPERATING INCOME	18,473,328	12,112,352	13,728,814

Investment return	1,205,194	5,398,636	(8,205,051)

INCOME BEFORE TAXES	19,678,522	17,510,988	5,523,763

Income tax provision	(7,276,081)	(6,137,045)	(2,247,685)

NET INCOME	$12,402,441	$11,373,943	$3,276,078

Earnings per share
Basic	$4.48	$4.40	$1.36

Diluted	$4.48	$4.40	$1.36

Weighted average shares outstanding
Basic	2,766,741	2,582,998	2,400,142

Diluted	2,767,895	2,587,751	2,408,476

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Shareholders’ Equity

	Shares	Common	Treasury	Deferred	Retained Earnings
	Outstanding	Stock	Stock	Compensation	(Accumulated Deficit)	Total
Balance at January 1, 2008	2,243,653	$27,719,024	$—	$(4,056,015)	$15,644,523	$39,307,532
Deferred compensation	63,450	5,184,801	—	(5,184,801)	—	—
Recognition of current year deferred compensation	—	—	—	4,332,601	—	4,332,601
Issuance of stock grants	85,796	6,021,482	—	—	—	6,021,482
Issuance of stock related to 401k plan match	8,506	638,796	—	—	—	638,796
FAS 123R compensation expense	—	2,233	—	—	—	2,233
Tax benefit from equity transactions	—	3,997,348	—	—	—	3,997,348
Payment of taxes withheld related to employee stock transactions	(33,991)	(2,777,545)	—	—	—	(2,777,545)
Purchase of common stock related to option exercises	(4,452)	(381,843)	—	—	—	(381,843)
Exercise of options/warrants for common stock	95,500	1,132,204	—	—	—	1,132,204
Repurchase of common stock	(11,163)	(862,115)	—	—	—	(862,115)
Dividend Paid of $10.00 per share	—	(24,440,884)	—	—	—	(24,440,884)
Net income	—	—	—	—	3,276,078	3,276,078

Balance at December 31, 2008	2,447,299	$16,233,501	$—	$(4,908,215)	$18,920,601	$30,245,887

Deferred compensation	78,092	4,836,595	—	(4,836,595)	—	—
Recognition of current year deferred compensation	—	—	—	1,674,113	—	1,674,113
Issuance of stock grants	135,313	5,032,290	—	—	—	5,032,290
Issuance of common stock related to 401k plan match	15,610	758,459	—	—	—	758,459
Tax benefit from equity transactions	—	134,741	—	—	—	134,741
Payment of taxes withheld related to employee stock transactions	(2,737)	(140,602)	—	—	—	(140,602)
Exercise of options/warrants for common stock	4,000	67,500	—	—	—	67,500
Dividend Paid of $10.00 per share	—	—	—	—	(26,165,624)	(26,165,624)
Net income	—	—	—	—	11,373,943	11,373,943

Balance at December 31, 2009	2,677,577	$26,922,484	$—	$(8,070,697)	$4,128,920	$22,980,707

Deferred compensation	20,753	1,458,898	—	(1,458,898)	—	—
Recognition of current year deferred compensation	—	—	—	2,391,866	—	2,391,866
Issuance of stock grants	83,611	5,182,983	—	—	—	5,182,983
Issuance of common stock related to 401k plan match	13,631	897,842	—	—	—	897,842
Tax benefit from equity transactions	—	84,375	—	—	—	84,375
Payment of taxes withheld related to employee stock transactions	(1,889)	(146,071)	—	—	—	(146,071)
Exercise of options/warrants for common stock	2,000	22,500	—	—	—	22,500
Dividend Paid of $13.00 per share	—	—	—	—	(36,318,391)	(36,318,391)
Net income	—	—	—	—	12,402,441	12,402,441

Balance at December 31, 2010	2,795,683	$34,423,011	$—	$(7,137,729)	$(19,787,030)	$7,498,252

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$12,402,441	$11,373,943	$3,276,078
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation on furniture and equipment	326,529	268,572	181,908
Amortization of deferred compensation	2,391,866	1,674,113	4,332,601
(Increase) decrease in accounts receivable	1,448,901	(4,804,446)	354,716
Increase (decrease) in deferred income taxes	(382,227)	1,438,658	(2,535,960)
Stock option expense	—	—	2,233
Noncash director fee expense	179,836	180,074	167,281
Investment gain/loss, net	167,495	(4,055,840)	3,298,360
Increase in accrued liabilities	8,449,814	7,323,481	8,281,581
Other changes in assets and liabilities	148,913	3,599,790	48,340

Net cash provided by operating activities	25,133,568	16,998,345	17,407,138

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(62,529)	(604,928)	(362,722)
Cost of investments purchased and other portfolio activity	(1,314,588)	(9,149,453)	(10,076,234)
Proceeds from sale of investments	6,050,000	13,960,937	23,628,426

Net cash provided by investing activities	4,672,883	4,206,556	13,189,470

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for repurchase of common shares	—	—	(862,115)
Payment of taxes withheld on employee stock transactions	(146,071)	(140,602)	(2,777,545)
Proceeds from common stock issuance	920,343	825,959	1,489,218
Payment of dividends	(36,318,391)	(26,165,624)	(24,440,884)

Net cash used in financing activities	(35,544,119)	(25,480,267)	(26,591,326)

CASH AND CASH EQUIVALENTS
Net change during the period	(5,737,668)	(4,275,366)	4,005,282
At beginning of period	11,513,194	15,788,560	11,783,278

At end of period	$5,775,526	$11,513,194	$15,788,560

Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	7,444,300	2,625,900	3,005,000

Noncash transactions during the period for:
Common stock issued as incentive compensation	5,003,146	4,852,216	5,754,140
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

Note 2 Significant Accounting Policies (Continued)
Accounts Receivable
Accounts receivable are recorded when they are due and are presented in the balance sheet, net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of those individuals or entities that owe the receivable. No allowance for doubtful accounts was deemed necessary at December 31, 2010 or 2009.
Valuation of Investment Portfolio
Investments held by the Company are valued based upon the definition of Level 1 inputs and Level 2 inputs. Level 1 inputs are defined as fair values which use quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are defined as quoted prices in markets that are not considered to be active for identical assets or liabilities, quoted prices in active markets for similar assets or liabilities, and inputs other than quoted prices that are directly observable or indirectly through corroboration with observable market data. At December 31, 2010, $1,265,998 and $10,261,062 in Company investments are valued based upon Level 1 and Level 2 inputs, respectively. At December 31, 2009, $4,108,170 and $12,321,797 in Company investments are valued based upon Level 1 and Level 2 inputs, respectively. Level 1 investments are all registered investment companies (mutual funds). Level 2 investments are all limited partnerships. There are no transfers in or out of the levels.
The changes in market values on the investments are recorded in the Consolidated Statements of Income as investment returns.
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

	As Of December 31,
	2010	2009	2008
AUM — Contractual Period Ends Quarterly	$108,671,900	$108,974,458	$218,503,205
AUM — Contractual Period Ends Annually	175,231,841	196,469,025	159,514,591

Total AUM Subject to Performance Incentive	$283,903,741	$305,443,483	$378,017,796

	For The Year Ending December 31,
	2010	2009	2008
Performance Incentive Fees — Method 1	$217,588	$1,050,895	$378,881
Performance Incentive Fees — Method 2	217,588	1,262,922	378,881
Revenue Recognition — Mutual Fund Administration
DHCM has an administrative and transfer agency services agreement with the Funds, under which DHCM performs certain services for each fund. These services include mutual fund administration, transfer agency and other related functions. For performing these services, each fund compensates DHCM a fee at an annual rate of 0.30% for Class A and Class C shares and 0.19% for Class I shares times each series’ average daily net assets. Effective April 30, 2010, the fee for administrative services was decreased from 0.34% to 0.30% for Class A and Class C shares and from 0.20% to 0.19% for Class I shares. The Funds have selected and contractually engaged certain vendors to fulfill various services to benefit the Funds’ shareholders or to satisfy regulatory requirements of the Funds. These services include, among others, required fund shareholder mailings, federal and state registrations, legal and audit. DHCM, in fulfilling a portion of its role under the administration agreement with the Funds, acts as agent to pay these obligations of the Funds. Each vendor is independently responsible for fulfillment of the services it has been engaged to provide and negotiates fees and terms with the management and board of trustees of the Funds. The fee that the Funds pay to DHCM is reviewed annually by the Funds’ board of trustees and specifically takes into account the contractual expenses that DHCM pays on behalf of the Funds. As a result, DHCM is not involved in the delivery or pricing of these services and bears no risk related to these services. Revenue has been recorded net of these Fund expenses, as it is the appropriate accounting treatment for this agency relationship. In addition, DHCM finances the upfront commissions which are paid by the Fund’s principal underwriter to brokers who sell Class C shares of the Funds. As financer, DHCM advances to the underwriter the commission amount to be paid to the selling broker at the time of sale. These advances are capitalized and amortized over 12 months to correspond with the repayments DHCM receives from the principal underwriter to recoup this commission advancement.

Note 2 Significant Accounting Policies (Continued)
Revenue Recognition — Mutual Fund Administration (Continued)
Beacon Hill has underwriting and administrative service agreements with certain clients, including registered mutual funds. The fee arrangements vary from client to client based upon services provided and are recorded as revenue under Mutual Fund Administration on the Consolidated Statements of Income. Part of Beacon Hill’s role as underwriter is to act as an agent on behalf of its mutual fund clients to receive 12b-1/service fees and commission revenue and facilitate the payment of those fees and commissions to third parties who provide services to the funds and their shareholders. The amount of 12b-1/service fees and commissions are determined by each mutual fund client and Beacon Hill bears no financial risk related to these services. As a result, 12b-1/service fees and commission revenue have been recorded net of the expense payments to third parties, as it is the appropriate accounting treatment for this agency relationship.
Mutual fund administration gross and net revenue are summarized below:

	Year Ended December 31,
	2010	2009	2008
Mutual fund administration:
Administration revenue, gross	$10,940,041	$9,257,464	$9,194,973
12b-1/service fees and commission revenue received from Fund clients	8,122,268	5,260,383	—
12b-1/service fees and commission expense payments to third parties	(8,122,268)	(5,260,383)	—
Fund related expense	(3,554,156)	(3,141,229)	(3,061,646)

Revenue, net of fund related expenses	7,385,885	6,116,235	6,133,327

DHCM C-Share financing:
Broker commission advance repayments	619,490	763,383	1,776,206
Broker commission amortization	(549,838)	(789,639)	(1,755,614)

Financing activity, net	69,652	(26,256)	20,592

Mutual fund administration revenue, net	$7,455,537	$6,089,979	$6,153,919

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

Note 2 Significant Accounting Policies (Continued)
Income Taxes (Continued)
The Company has analyzed its tax positions taken on federal income tax returns for all open tax years (tax years ended December 31, 2007 through 2010) to determine any uncertainty in income taxes and has recognized no adjustment in the net asset or liability.
Earnings Per Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options and warrants were exercised.
Note 3 Investment Portfolio
As of December 31, 2010, the Company held investments worth $11.5 million and a cost basis of $7.6 million. The following table summarizes the market value of these investments for the last two fiscal years:

	As of December 31,
	2010	2009
Diamond Hill Small Cap Fund	$211,301	$709,881
Diamond Hill Small-Mid Cap Fund	217,915	785,714
Diamond Hill Large Cap Fund	210,413	684,554
Diamond Hill Select Fund	221,491	705,790
Diamond Hill Long-Short Fund	206,312	606,800
Diamond Hill Strategic Income Fund	198,566	615,431
Diamond Hill Investment Partners, L.P.	1,177,098	2,653,856
Diamond Hill Investment Partners II, L.P.	1,155,022	2,649,665
Diamond Hill Research Partners, L.P.	7,928,942	7,018,276

Total Investment Portfolio	$11,527,060	$16,429,967

DHCM is the managing member of the Diamond Hill General Partner LLC, which is the General Partner of the Partnerships. The underlying assets of the Partnerships are cash and marketable equity securities. Summary financial information, including the Company’s carrying value and income from the Partnerships is as follows:

	As of December 31,
	2010	2009	2008
Total partnership assets	$173,007,238	$188,716,374	$196,021,226
Total partnership liabilities	32,855,190	40,583,059	33,056,747

Net partnership assets	140,152,048	148,133,315	162,964,479
DHCM’s portion of net assets	10,261,062	12,321,797	11,262,409

	For the Year Ended December 31,
	2010	2009	2008
Net partnership income (loss)	4,486,719	35,193,357	(75,625,562)
DHCM’s portion of net income (loss)	939,265	4,634,391	(3,866,314)
DHCM’s income from the Partnerships includes its pro-rata capital allocation and its share of an incentive allocation, if any, from the limited partners.

Note 4 Capital Stock
Common Shares
The Company has only one outstanding class of securities, Common Shares.
Authorization of Preferred Shares
The Company’s Articles of Incorporation authorize the issuance of 1,000,000 shares of “blank check” preferred shares with such designations, rights and preferences, as may be determined from time to time by the Company’s Board of Directors. The Board of Directors is authorized, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting or other rights of the holders of the Common Shares. There were no shares of preferred stock issued or outstanding at December 31, 2010 or December 31, 2009.
Note 5 Stock-Based Compensation
Equity Incentive Plans
2005 Employee and Director Equity Incentive Plan
At the Company’s annual shareholder meeting on May 12, 2005, shareholders approved the 2005 Employee and Director Equity Incentive Plan (“2005 Plan”). The 2005 Plan is intended to facilitate the Company’s ability to attract and retain staff, provide additional incentive to employees, directors and consultants, and to promote the success of the Company’s business. The 2005 Plan authorizes the issuance of Common Shares of the Company in various forms of stock or option grants. As of December 31, 2010 there were 291,883 shares available for issuance under the 2005 Plan. The 2005 Plan provides that the Board of Directors, or a committee appointed by the Board, may grant awards and otherwise administer the 2005 Plan. Restricted stock grants issued under the 2005 Plan, which vest over time, are recorded as deferred compensation in the equity section of the balance sheet on grant date and then recognized as compensation expense based on the grant date price over the vesting period of the respective grant.
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
401(k) Plan
The Company sponsors a 401(k) plan in which all employees participate. Employees may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions of Common Shares of the Company with a value equal to 200 percent of the first six percent of an employee’s compensation contributed to the plan. Employees become fully vested in the matching contributions after six plan years of employment. For the years ended December 31, 2010, 2009, and 2008, expenses attributable to the plan were $869,680, $758,522 and $638,796, respectively.

Note 5 Stock-Based Compensation (Continued)
Stock Options and Warrants
The Company recognizes all share-based payments to employees and directors, including grants of stock options, as expense in the income statement based on their fair values. The amount of compensation is measured at the fair value of the options when granted, and this cost is expensed over the required service period, which is normally the vesting period of the options. As of December 31, 2010, there were no stock options or warrants outstanding.
Stock option and warrant transactions under the various plans for the past three fiscal years are summarized below:

	Options		Warrants
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Oustanding December 31, 2007	92,500	$10.40	25,400	$47.00

Exercisable December 31, 2007	72,500	$12.03	25,400	$47.00

Granted	—	—	—	—
Expired / Forfeited	—	—	12,400	72.09
Exercised	92,500	10.40	3,000	56.67

Oustanding December 31, 2008	—	$—	10,000	$13.00

Exercisable December 31, 2008	—	$—	10,000	$13.00

Granted	—	—	—	—
Expired / Forfeited	—	—	—	—
Exercised	—	—	4,000	16.88

Oustanding December 31, 2009	—	$—	6,000	$10.42

Exercisable December 31, 2009	—	$—	6,000	$10.42

Granted	—	—	—	—
Expired / Forfeited	—	—	4,000	10.00
Exercised	—	—	2,000	11.25

Oustanding December 31, 2010	—	$—	—	$—

Exercisable December 31, 2010	—	$—	—	$—

Note 6 Operating Leases
The Company leases approximately 21,200 square feet of office space at two locations. Total lease and operating expenses for the years ended December 31, 2010, 2009, and 2008 were $573,218, $501,209, and $390,196, respectively. The approximate future minimum lease payments under the operating leases are as follows:

2011	2012	2013	2014	2015	Thereafter
$340,000	$348,000	$356,000	$358,000	$361,000	$210,000
In addition to the above rent, the Company is also responsible for normal operating expenses of the properties. Such operating expenses were approximately $9.97 per square foot in 2010, on a combined basis, and are expected to be approximately $9.94 per square foot in 2011.

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

	2010	2009	2008
Current city income tax provision	$514,076	$266,711	$375,821
Current state income tax provision	147,642	44,000	11,000
Current federal income tax provision	6,966,872	4,358,283	4,396,824
Deferred federal income tax provision (benefit)	(352,509)	1,468,051	(2,535,960)

Provision for income taxes	$7,276,081	$6,137,045	$2,247,685

A reconciliation of income tax expense at the statutory federal rate to the Company’s income tax expense is as follows:

	2010	2009	2008
Income tax computed at statutory rate	$6,887,483	$5,990,509	$1,898,479
City and state income taxes, net of federal benefit	430,117	204,417	255,302
Other	(41,519)	(57,881)	93,904

Income tax expense	$7,276,081	$6,137,045	$2,247,685

Deferred tax assets and liabilities consist of the following at December 31, 2010 and 2009:

	2010	2009
Stock-based compensation	$1,462,094	$926,222
Unrealized (gains) losses	(1,205,681)	(1,742,009)
Capital loss carry forward	677,770	1,547,804
Other assets and liabilities	(60,709)	(211,052)

Net deferred tax assets	$873,474	$520,965

For the years ended December 31, 2010 and 2009, the Company received net federal tax benefits from the exercise of stock-based compensation of $63,319 and $119,204 respectively, which resulted in an increase to equity. As of December 31, 2007, the Company and its subsidiaries had a net operating loss (“NOL”) carry forward for tax purposes of approximately $5,800,000. The NOL related to the exercise of stock options and warrants. The tax benefit of the NOL was fully utilized in 2008 and was recognized in equity in 2008.

Note 8 Earnings Per Share
The following table sets forth the computation for basic and diluted earnings per share (“EPS”):

	Year Ended December 31,
	2010	2009	2008
Basic and Diluted net income	$12,402,441	$11,373,943	$3,276,078
Weighted average number of outstanding shares
Basic	2,766,741	2,582,998	2,400,142
Diluted	2,767,895	2,587,751	2,408,476
Earnings per share
Basic	$4.48	$4.40	$1.36

Diluted	$4.48	$4.40	$1.36

Note 9 Regulatory Requirements
BHIL, a wholly owned subsidiary of the Company and principal underwriter for mutual funds, is subject to the U.S. Securities and Exchange Commission (“SEC”) uniform net capital rule, which requires the maintenance of minimum net capital. BHIL’s net capital exceeds its minimum net capital requirement at December 31, 2010 and 2009. The net capital balances, minimum net capital requirements, and ratio of aggregate indebtedness to net capital for BHIL are summarized below as of December 31, 2010 and 2009:

	Year Ended December 31,
	2010	2009
Net Capital	$86,107	$279,718
Minimum Net Capital Requirement	35,667	132,199

Ratio of Aggregate Indebtedness to Net Capital	8.79 to 1	7.09 to 1
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

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosures
None.

ITEM 9A.	Controls and Procedures
Management, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act of 1934) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in the Company’s internal control over financial reporting during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
Management of Diamond Hill Investment Group, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.
The Company’s independent registered public accounting firm, Plante & Moran, PLLC, has audited the Company’s 2010 and 2009 consolidated financial statements included in this Annual Report on Form 10-K and the Company’s internal control over financial reporting as of December 31, 2010, and has issued its Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements, which is included in this Annual Report on Form 10-K.

ITEM 9B.	Other Information
None.
PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance
Information required by this Item 10 is incorporated herein by reference from the Company’s definitive proxy statement for its 2011 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A of the Exchange Act (the “2011 Proxy Statement”), under the captions: “Proposal 1 — Election of Directors”, “Executive Officers and Compensation Information”, “Corporate Governance”, and “Section 16(a) Beneficial Ownership Reporting Compliance”.

ITEM 11.	Executive Compensation
Information required by this Item 11 is incorporated herein by reference from the Company’s 2011 Proxy Statement under the captions: “Executive Officers and Compensation Information” and “Corporate Governance”.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information concerning our equity compensation plans at December 31, 2010:
Equity Compensation Plan Information

	(a)	(b)	(c)
Number of securities
remaining available for
	Number of securities to		future issuance under
	be issued upon the	Weighted-average	equity compensation
	exercise of outstanding	exercise price of	plans (excluding
	options, warrants and	outstanding options,	securities reflected in
Plan category	rights	warrants and rights	column (a))
Equity compensation plans approved by security holders	—	$—	291,883	[1]

1
This amount relates to common shares that may be issued under our 2005 Employee and Director Equity Incentive Plan. The maximum aggregate number of common shares that may issued under our 2005 Employee and Director Equity Incentive Plan is annually increased on December 31 by an amount equal to the lesser of (i) 100,000 common shares, (ii) 5% of the Company’s total outstanding common shares on such date, or (iii) a lesser amount determined by the Board of Directors.

The other information required by this Item 12 is incorporated herein by reference from the Company’s 2011 Proxy Statement under the captions: “Security Ownership of Certain Beneficial Owners and Management” and “Executive Officers and Compensation Information”.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by this Item 13 is incorporated herein by reference from the Company’s 2011 Proxy Statement under the caption: “Corporate Governance”.

ITEM 14.	Principal Accounting Fees and Services
Information required by this Item 14 is incorporated herein by reference from the Company’s 2011 Proxy Statement under the caption: “Independent Registered Public Accounting Firm”.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules
(a)	(1) Financial Statements: See “Part II. Item 8, Financial Statements and Supplementary Data”.
(2)
Financial Statement Schedules: All financial statement schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because they are not required or the required information is included in the accompanying financial statements or notes thereto.

(3)	Exhibits:

3.1	Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference from Exhibit 3(i) to the Current Report on Form 8-K filed with the SEC on May 7, 2002; File No. 000-24498.)
3.2	Regulations of the Company. (Incorporated by reference from Exhibit 3(ii) to the Current Report on Form 8-K filed with the SEC on May 7, 2002; File No. 000-24498.)
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

10.3*	Amended and Restated 2005 Employee and Director Equity Incentive Plan. (Incorporated by reference from Exhibit 10.6 to Form 10-K filed with the SEC on March 14, 2008; File No. 000-24498.)
10.4*	2005 Employee and Director Equity Incentive Plan First Amendment dated November 2, 2010 and Form of Restricted Stock Agreement reference therein. (Filed herewith)
10.5*	Amended and Restated 2006 Performance-Based Compensation Plan. (Incorporated by reference from Exhibit 10.7 to Form 10-K filed with the SEC on March 14, 2008; File No. 000-24498.)
10.6*
Amended and Restated Employment Agreement between the Company and Roderick H. Dillon, Jr. dated August 10, 2006. (Incorporated by reference from Exhibit 10.8 to Form 10-K filed with the SEC on March 14, 2008; File No. 000-24498.)

10.7*
First Amendment to the Amended and Restated Employment Agreement between the Company and Roderick H. Dillon, Jr. dated December 2, 2008. (Incorporated by reference from Exhibit 10.6 to Form 10-K filed with the SEC on March 13, 2009; File No. 000-24498.)

10.8*
Form of Participation Agreement to the Amended and Restated 2006 Performance-Based Compensation Plan. (Incorporated by reference from Exhibit 10.7 to Form 10-K/A filed with the SEC on January 29, 2010; File No. 000-24498.)

14.1	Amended Code of Business Conduct and Ethics. (Incorporated by reference from Exhibit 14.1 to Form 10-K filed with the SEC on March 13, 2009; File No. 000-24498.)
21.1	Subsidiaries of the Company. (Filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm, Plante & Moran, PLLC. (Filed herewith)
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a). (Filed herewith)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a). (Filed herewith)
32.1	Section 1350 Certifications. (Furnished herewith)

*	Denotes management contract or compensatory plan or arrangement.
(b)	Exhibits: Reference is made to Item 15(a)(3) above.

(c)	Financial Statement Schedules: None required.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

DIAMOND HILL INVESTMENT GROUP, INC.

By:	/S/ R. H. Dillon
	R. H. Dillon, President, Chief Executive Officer and a Director	February 25, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ R. H. Dillon R. H. Dillon	President, Chief Executive Officer, and a Director	February 25, 2011

/S/ James F. Laird James F. Laird	Chief Financial Officer, Treasurer, and Secretary	February 25, 2011

/S/ Gary R. Young Gary R. Young	Controller	February 25, 2011

/S/ Lawrence E. Baumgartner	Director	February 25, 2011
Lawrence E. Baumgartner

/S/ David P. Lauer	Director	February 25, 2011
David P. Lauer

/S/ Frances A. Skinner	Director	February 25, 2011
Frances A. Skinner

/S/ David R. Meuse	Director	February 25, 2011
David R. Meuse

/S/ Diane D. Reynolds	Director	February 25, 2011
Diane D. Reynolds

/S/ Donald B. Shackelford	Director	February 25, 2011
Donald B. Shackelford