Form 10-Q
period 2011-03-31
DIAMOND HILL INVESTMENT GROUP INC
filed 2011-04-29
CIK 909108

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
Commission file number 000-24498
DIAMOND HILL INVESTMENT GROUP, INC.
(Exact name of registrant as specified in its charter)

Ohio (State of incorporation)	65-0190407 (I.R.S. Employer Identification No.)
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
The number of shares outstanding of the issuer’s common stock, as of April 27, 2011, is 2,901,769 shares.

DIAMOND HILL INVESTMENT GROUP, INC.

PART I: FINANCIAL INFORMATION

ITEM 1:	Consolidated Financial Statements
Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	3/31/2011	12/31/2010
	(Unaudited)
ASSETS
Cash and cash equivalents	$5,212,306	$5,775,526
Investment portfolio	10,483,953	11,527,060
Accounts receivable	9,565,273	8,695,103
Prepaid expenses	811,488	787,033
Furniture and equipment, net of depreciation, and other assets	831,434	907,670
Deferred taxes	907,585	873,474

Total assets	$27,812,039	$28,565,866

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$2,470,176	$4,101,079
Accrued incentive compensation	5,400,000	16,111,250
Income tax payable	414,079	855,285

Total liabilities	8,284,255	21,067,614

Commitments and contingencies	—	—

Shareholders’ Equity
Common stock, no par value 7,000,000 shares authorized; 2,899,282 issued and outstanding at March 31, 2011; 2,795,683 issued and outstanding at December 31, 2010	42,112,791	34,423,011
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred compensation	(6,429,711)	(7,137,729)
Retained earnings/(Accumulated deficit)	(16,155,296)	(19,787,030)

Total shareholders’ equity	19,527,784	7,498,252

Total liabilities and shareholders’ equity	$27,812,039	$28,565,866

Book value per share	$6.74	$2.68

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
	2011	2010
REVENUES:
Investment advisory	$14,437,868	$11,480,525
Mutual fund administration, net	2,011,880	1,910,383

Total revenue	16,449,748	13,390,908

OPERATING EXPENSES:
Compensation and related costs	9,164,771	7,781,678
General and administrative	1,014,569	811,309
Sales and marketing	232,264	138,388
Third party distribution	250,669	258,775
Mutual fund administration	338,937	472,154

Total operating expenses	11,001,210	9,462,304

NET OPERATING INCOME	5,448,538	3,928,604

Investment return	370,781	244,917

INCOME BEFORE TAXES	5,819,319	4,173,521

Income tax provision	(2,187,585)	(1,503,201)

NET INCOME	$3,631,734	$2,670,320

Earnings per share
Basic	$1.28	$0.98

Diluted	$1.28	$0.98

Weighted average shares outstanding
Basic	2,837,860	2,719,075

Diluted	2,837,860	2,720,804

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,631,734	$2,670,320
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation on furniture and equipment	82,496	79,557
Amortization of deferred compensation	527,063	583,744
(Increase) decrease in accounts receivable	(870,170)	2,139,984
Increase (decrease) in deferred income taxes	(34,111)	(94,633)
Noncash director fee expense	199,827	164,827
Investment gain/loss, net	(364,386)	(231,863)
Decrease in accrued liabilities	(4,880,169)	(5,751,261)
Other changes in assets and liabilities	(458,759)	(337,376)

Net cash used in operating activities	(2,166,475)	(776,701)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(6,260)	(12,319)
Cost of investments purchased and other portfolio activity	(925,507)	—
Proceeds from sale of investments	2,333,000	—

Net cash provided by (used in) investing activities	1,401,233	(12,319)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of taxes withheld on employee stock transactions	(38,824)	—
Proceeds from common stock issuance	240,846	240,773

Net cash provided by financing activities	202,022	240,773

CASH AND CASH EQUIVALENTS
Net change during the period	(563,220)	(548,247)
At beginning of period	5,775,526	11,513,194

At end of period	$5,212,306	$10,964,947

Cash paid during the period for:
Interest	$—	$—
Income taxes	2,656,000	1,951,700

Noncash transactions during the period for:
Common stock issued as incentive compensation	7,461,984	5,003,146
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

Note 2 Significant Accounting Policies (Continued)
Accounts Receivable
Accounts receivable are recorded when they are due and are presented in the balance sheet, net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of those individuals or entities that owe the receivable. No allowance for doubtful accounts was deemed necessary at March 31, 2011 or December 31, 2010.
Valuation of Investment Portfolio
Investments held by the Company are valued based upon the definition of Level 1 inputs and Level 2 inputs. Level 1 inputs are defined as fair values which use quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are defined as quoted prices in markets that are not considered to be active for identical assets or liabilities, quoted prices in active markets for similar assets or liabilities and inputs other than quoted prices that are directly observable or indirectly through corroboration with observable market data. At March 31, 2011, $1,320,690 and $9,163,263 in Company investments are valued based upon Level 1 and Level 2 inputs, respectively. At December 31, 2010, $1,265,998 and $10,261,062 in Company investments are valued based upon Level 1 and Level 2 inputs, respectively. Level 1 investments are all registered investment companies (mutual funds). Level 2 investments are all limited partnerships. There were no transfers in or out of the levels.
The changes in market values on the investments are recorded in the Consolidated Statements of Income as investment return.
Limited Partnership Interests
DHCM is the managing member of Diamond Hill General Partner, LLC, the General Partner of Diamond Hill Investment Partners, LP (“DHIP”), Diamond Hill Investment Partners II, LP (“DHIP II”), Diamond Hill Research Partners, LP (“DHRP”), and Diamond Hill Research Partners — International, LP (“DHRPI”) collectively (the “Partnerships”), each a limited partnership whose underlying assets consist of marketable securities.
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

	As Of March 31,
	2011	2010
AUM — Contractual Period Ends Quarterly	$110,628,628	$108,323,321
AUM — Contractual Period Ends Annually	138,280,045	184,966,484

Total AUM Subject to Performance Incentive	$248,908,673	$293,289,805

	For The Three Months Ending March 31,
	2011	2010
Performance Incentive Fees — Method 1	$507	$—
Performance Incentive Fees — Method 2	$507	$105,039
Revenue Recognition — Mutual Fund Administration
DHCM has an administrative and transfer agency services agreement with the Funds, under which DHCM performs certain services for each fund. These services include mutual fund administration, transfer agency and other related functions. For performing these services, each fund compensates DHCM a fee at an annual rate of 0.30% for Class A and Class C shares and 0.19% for Class I shares times each series’ average daily net assets. Effective February 28, 2011, the fee for administrative services was decreased from 0.30% to 0.26% for Class A and Class C shares and was increased from 0.19% to 0.24% for Class I shares. The Funds have selected and contractually engaged certain vendors to fulfill various services to benefit the Funds’ shareholders or to satisfy regulatory requirements of the Funds. These services include, among others, required fund shareholder mailings, federal and state registrations, legal and audit services. DHCM, in fulfilling a portion of its role under the administration agreement with the Funds, acts as agent to pay these obligations of the Funds. Each vendor is independently responsible for fulfillment of the services it has been engaged to provide and negotiates fees and terms with the management and board of trustees of the Funds. The fee that

Note 2 Significant Accounting Policies (Continued)
Revenue Recognition — Mutual Fund Administration (Continued)
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
Mutual fund administration gross and net revenue are summarized below:

	Three Months Ended March 31,
	2011	2010
Mutual fund administration:
Administration revenue, gross	$2,941,314	$2,806,111
12b-1/service fees and commission revenue received from fund clients	1,897,172	2,226,988
12b-1/service fees and commission expense payments to third parties	(1,897,172)	(2,226,988)
Fund related expense	(943,045)	(927,205)

Revenue, net of fund related expenses	1,998,269	1,878,906

DHCM C-Share financing:
Broker commission advance repayments	115,234	158,941
Broker commission amortization	(101,623)	(127,464)

Financing activity, net	13,611	31,477

Mutual fund administration revenue, net	$2,011,880	$1,910,383

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
Earnings Per Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if outstanding warrants were exercised. At March 31, 2011, there were no warrants outstanding.
Note 3 Investment Portfolio
As of March 31, 2011, the Company held investments worth $10.5 million and an estimated cost basis of $7.1 million. The following table summarizes the market value of these investments as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
Diamond Hill Small Cap Fund	$221,050	$211,301
Diamond Hill Small-Mid Cap Fund	231,048	217,915
Diamond Hill Large Cap Fund	221,629	210,413
Diamond Hill Select Fund	231,034	221,491
Diamond Hill Long-Short Fund	214,981	206,312
Diamond Hill Strategic Income Fund	200,948	198,566
Diamond Hill Investment Partners, L.P.	1,200,183	1,177,098
Diamond Hill Investment Partners II, L.P.	1,176,350	1,155,022
Diamond Hill Research Partners, L.P.	5,856,856	7,928,942
Diamond Hill Research Partners International, L.P.	929,874	—

Total Investment Portfolio	$10,483,953	$11,527,060

DHCM is the managing member of the Diamond Hill General Partner LLC, which is the General Partner of the Partnerships. The underlying assets of the Partnerships are cash and marketable equity securities. Summary financial information, including the Company’s carrying value and income from the Partnerships is as follows:

	As of
	March 31, 2011	December 31, 2010
Total partnership assets	$166,337,065	$173,007,238
Total partnership liabilities	28,913,339	32,855,190

Net partnership assets	137,423,726	140,152,048
DHCM’s portion of net assets	9,163,263	10,261,062

	For the	For the
	Three Months Ended	Year Ended
	March 31, 2011	December 31, 2010
Net partnership income	2,117,254	4,486,719
DHCM’s portion of net income	310,200	939,265

Note 3 Investment Portfolio (Continued)
DHCM’s income from the Partnerships includes its pro-rata capital allocation and its share of an incentive allocation, if any, from the limited partners.
Note 4 Capital Stock
Common Shares
The Company has only one class of securities, Common Shares.
Authorization of Preferred Shares
The Company’s Articles of Incorporation authorize the issuance of 1,000,000 shares of “blank check” preferred shares with such designations, rights and preferences, as may be determined from time to time by the Company’s Board of Directors. The Board of Directors is authorized, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting or other rights of the holders of the Common Shares. There were no shares of preferred stock issued or outstanding at March 31, 2011 or December 31, 2010.
Note 5 Stock-Based Compensation
Equity Incentive Plans
2005 Employee and Director Equity Incentive Plan
At the Company’s annual shareholder meeting on May 12, 2005, shareholders approved the 2005 Employee and Director Equity Incentive Plan (“2005 Plan”). The 2005 Plan is intended to facilitate the Company’s ability to attract and retain staff, provide additional incentive to employees, directors and consultants, and to promote the success of the Company’s business. The 2005 Plan authorizes the issuance of Common Shares of the Company in various forms of stock or option grants. As of March 31, 2011, there were 191,564 shares available for issuance under the 2005 Plan. The 2005 Plan provides that the Board of Directors, or a committee appointed by the Board, may grant awards and otherwise administer the 2005 Plan. Restricted stock grants issued under the 2005 Plan, which vest over time, are recorded as deferred compensation in the equity section of the balance sheet on grant date and then recognized as compensation expense based on the grant date price over the vesting period of the respective grant.
401(k) Plan
The Company sponsors a 401(k) plan under which all employees participate. Employees may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions of Common Shares of the Company with a value equal to 200 percent of the first six percent of an employee’s compensation contributed to the plan. Employees become fully vested in the matching contributions after six plan years of employment. For the three months ended March 31, 2011 and 2010, expenses attributable to the plan were $240,847 and $218,273, respectively.
Stock Options and Warrants
There were no stock options outstanding during the periods presented in these financials. There are no warrants outstanding as of March 31, 2011. Warrant transactions during the periods presented in these financials are summarized below:

Note 5 Stock-Based Compensation (Continued)
Stock Options and Warrants (Continued)

	Warrants
		Weighted Average
	Shares	Exercise Price
Outstanding December 31, 2009	6,000	$10.42
Exercisable December 31, 2009	6,000	$10.42
Granted	—	—
Expired / Forfeited	2,000	11.25
Exercised	2,000	11.25

Outstanding March 31, 2010	2,000	$8.75

Exercisable March 31, 2010	2,000	$8.75

During second quarter 2010, the remaining 2,000 warrants outstanding and exercisable expired unexercised.
Note 6 Operating Leases
The Company leases approximately 21,200 square feet of office space at two locations. Total lease and operating expenses for the three months ended March 31, 2011 and 2010 were $146,372 and $144,157 respectively. The approximate future minimum lease payments under the operating leases are as follows:

2011	2012	2013	2014	2015	Thereafter
$253,000	$348,000	$356,000	$358,000	$361,000	$210,000
In addition to the above rent, the Company will also be responsible for normal operating expenses of the properties. Such operating expenses were approximately $9.97 per square foot in 2010, on a combined basis, and are expected to be approximately $9.94 per square foot in 2011.
Note 7 Income Taxes
The provision for income taxes for the three months ended March 31, 2011 and 2010 consists of federal, state and city income taxes. As of March 31, 2011, the Company and its subsidiaries had a capital loss carry forward of approximately $1.9 million. The capital loss carry forward is available to offset capital gains in future years.

Note 8 Earnings Per Share
The following table sets forth the computation for basic and diluted earnings per share (“EPS”):

	Three Months Ended March 31,
	2011	2010
Basic and Diluted net income	$3,631,734	$2,670,320
Weighted average number of outstanding shares
Basic	2,837,860	2,719,075
Diluted	2,837,860	2,720,804
Earnings per share
Basic	$1.28	$0.98

Diluted	$1.28	$0.98

Note 9 Regulatory Requirements
BHIL, a wholly owned subsidiary of the Company and principal underwriter for mutual funds, is subject to the U.S. Securities and Exchange Commission (“SEC”) uniform net capital rule, which requires the maintenance of minimum net capital. BHIL’s net capital exceeds its minimum net capital requirement at March 31, 2011 and December 31, 2010. The net capital balances, minimum net capital requirements, and ratio of aggregate indebtedness to net capital for BHIL are summarized below as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
Net Capital	$213,267	$86,107
Minimum Net Capital Requirement	53,140	35,667

Ratio of Aggregate Indebtedness to Net Capital	3.74 to 1	8.79 to 1
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
In this section, the Company discusses and analyzes the consolidated results of operations for the three month period ending March 31, 2011 and 2010 and other factors that may affect future financial performance. The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended March 31, 2011, are not necessarily indicative of the results which may be expected for the entire fiscal year.
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

Assets Under Management
As of March 31, 2011, AUM totaled $9.3 billion, a 35% increase in comparison to March 31, 2010. Revenues are highly dependent on both the value and composition of AUM. The following tables show AUM by product and investment objective for the dates indicated and a roll-forward of the change in AUM for the three months ended March 31, 2011 and 2010:

	Assets Under Management by Product
	As of March 31,
(in millions)	2011	2010	% Change
Mutual funds	$4,390	$3,816	15%
Separate accounts	3,631	2,691	35%
Sub-advised mutual funds	1,021	153	567%
Private investment funds	208	216	-4%

Total AUM	$9,250	$6,876	35%

	Assets Under Management
	by Investment Objective
	As of March 31,
(in millions)	2011	2010	% Change
Small	$1,006	$701	44%
Small-Mid Cap	317	162	96%
Large Cap	5,095	3,038	68%
Select	390	423	-8%
Long-Short	2,263	2,382	-5%
Strategic Income	179	170	5%

Total AUM	$9,250	$6,876	35%

	Change in Assets Under Management
	For the Three Months Ended March 31,
(in millions)	2011	2010
AUM at beginning of the period	$8,623	$6,283
Net cash inflows (outflows)
mutual funds	3	254
sub-advised mutual funds	36	1
separate accounts	161	152
private investment funds	(6)	(0)

	194	407
Net market appreciation and income	433	186

Increase during the period	627	593

AUM at end of the period	$9,250	$6,876

Consolidated Results of Operations
The following is a discussion of the consolidated results of operations of the Company.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2011	2010	% Change
Net operating income	$5,449	$3,929	39%
Net operating income after tax (a)	$3,401	$2,514	35%
Net income	$3,632	$2,670	36%

Net operating income after tax per share (a)
Basic	$1.20	$0.92	30%
Diluted	$1.20	$0.92	30%

Net income per share
Basic	$1.28	$0.98	31%
Diluted	$1.28	$0.98	31%

Operating profit margin	33%	29%	NM

(a)	— Net operating income after tax is a non-GAAP performance measure. See Use of Supplemental Data as Non-GAAP Performance Measure on page 18 of this report.
Three Months Ended March 31, 2011 compared with Three Months Ended March 31, 2010
The Company generated net income of $3,631,734 ($1.28 per diluted share) for the three months ended March 31, 2011, compared with net income of $2,670,320 ($0.98 per diluted share) for the three months ended March 31, 2010. While net income experienced an increase of $960 thousand, revenue for the period increased $3.1 million offset by a $1.5 million increase in operating expenses and a $680 thousand increase in the income tax provision. Operating profit margin increased to 33% for first quarter 2011 from 29% for first quarter 2010. The Company expects that its operating margin will fluctuate from period to period based on various factors including revenues; investment results; employee performance; staffing levels; development of investment strategies, products, or channels; and industry comparisons.
Revenue

	Three Months Ended
	March 31,
(in thousands)	2011	2010	% Change
Investment advisory	$14,438	$11,481	26%
Mutual fund administration, net	2,012	1,910	5%

Total	$16,450	$13,391	23%

As a percent of total first quarter 2011 revenues, investment advisory fees accounted for 88% and mutual fund administration fees made up the remaining 12%. This compared to 86% and 14%, respectively, for first quarter 2010.
Investment Advisory Fees. Investment advisory fees increased by $3.0 million, or 26%, from the quarter ended March 31, 2010 to the quarter ended March 31, 2011. Investment advisory fees are calculated as a percent of average net AUM at various levels depending on the investment product. The Company’s average advisory fee rate for the three months ended March 31, 2011 was 0.64% compared to 0.71% for the three months ended March 31, 2010. The decrease in the average advisory fee rate is due to an overall change in the composition of AUM where long-short strategies, which pay a higher advisory fee, made up 24% of total AUM as of March 31, 2011 compared to 35% of total AUM as of March 31, 2010 while long only strategies, which have a lower advisory fee, made up 59% of total AUM as of March 31, 2011 compared to only 50% of total AUM as of March 31, 2010. The Company’s average AUM during the quarter ended March 31, 2011 was $9.0 billion compared to $6.5 billion for the quarter ended March 31, 2010. Despite the 0.07% decrease in average advisory fee rate during first quarter 2011 compared to first quarter 2010, the fee rate was being charged on a greater asset base as the average AUM increased 39% from first quarter 2010 to first quarter 2011 resulting in an increase in the overall fees earned during the period. The Company anticipates the average advisory fee rate to continue to decrease throughout 2011 based upon the continued change in asset composition due to asset growth in lower fee strategies.

Mutual Fund Administration Fees. Mutual fund administration fees increased $102 thousand, or 5%, from the quarter ended March 31, 2010 to the quarter ended March 31, 2011. Mutual fund administration fees include administration fees received from Diamond Hill Funds, which are calculated as a percent of average mutual fund AUM, and all Beacon Hill fee revenue. The increase in the mutual fund administration fee is due to a 19% increase in average mutual fund AUM from $3.6 billion as of March 31, 2010 to $4.3 billion as of March 31, 2011 offset by a decrease in the overall blended net administration fee rate from 0.18% for the quarter ended March 31, 2010 to 0.15% for the quarter ended March 31, 2011.
Expenses

	Three Months Ended
	March 31,
(in thousands)	2011	2010	% Change
Compensation and related costs	$9,165	$7,782	18%
General and administrative	1,014	811	25%
Sales and marketing	232	138	68%
Third party distribution	251	259	-3%
Mutual fund administration	339	472	-28%

Total	$11,001	$9,462	16%

Compensation and Related Costs. Employee compensation and benefits increased $1.4 million, or 18%, during the three months ended March 31, 2011 compared to the same period a year ago, primarily due to a $1.4 million increase in incentive compensation during the period consistent with an increase in AUM and the associated increase in operating income offset by $20 thousand in timing differences of non-incentive based compensation.
General and Administrative. General and administrative expenses increased by $203 thousand, or 25%, period over period. This increase is primarily due to additional research expenses to support the Company’s investment team, implementation of a new trading system during the second quarter of 2010 and an increase in information technology related expenses.
Sales and Marketing. Sales and marketing expenses increased by $94 thousand, or 68%. The increase was primarily due to an increase in travel and other expenses related to business development and retention efforts during first quarter 2011.
Third Party Distribution. Third party distribution expense represents payments made to intermediaries related to sales of the Company’s investment products. The expense is directly correlated with investments in the Company’s private investment funds. The period over period increase or decrease directly corresponds to the increase or decrease in investment advisory fees earned by the Company.
Mutual Fund Administration. Mutual fund administration expense decreased by $133 thousand, or 28%, period over period. The majority of mutual fund administration fees are variable based on the amount of mutual fund AUM. Despite an overall increase in mutual fund AUM of 15% as of March 31, 2011 compared to March 31, 2010, the decrease in mutual fund administration expenses is primarily due to a third party service provider fee reduction related to bringing certain administration activities in-house.

Beacon Hill Fund Services
Beacon Hill is currently staffed with 13 full-time equivalent employees, up from 12 at March 31, 2010, and provides compliance, treasurer, and other fund administration services to mutual fund clients and their investment advisers. In addition, through its registered broker/dealer, Beacon Hill also serves as the underwriter for a number of mutual funds. The following is a summary of Beacon Hill’s performance for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, excluding 12b-1/service fees and commission revenue and expenses, which net to zero:

	Three Months Ended
	March 31,
(in thousands)	2011	2010
Revenue[1]	$489	$382
Expenses	625	610

Net loss	$(136)	$(228)

[1]
Beacon Hill’s revenue for the three months ended March 31, 2011 and 2010 includes $131 thousand and $111 thousand, respectively, of inter-company revenue earned from services provided to DHCM. These amounts have been eliminated from the Consolidated Statements of Income.

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
As of March 31, 2011, the Company had working capital of approximately $17.0 million compared to $4.9 million at December 31, 2010. Working capital includes cash, securities owned and accounts receivable, net of all liabilities. The Company has no debt and its available working capital is expected to be sufficient to cover current expenses. The Company does not expect any material capital expenditures during 2011.
During the third quarter of 2007 the Board of Directors authorized management to repurchase up to 350,000 shares of the Company’s common stock. Under the program, the Company has repurchased a total 16,105 shares since third quarter 2007. No shares were repurchased during the three months ended March 31, 2011.
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

	Three Months Ended March 31,
(in thousands, except per share data)	2011	2010
Net Operating Income, GAAP basis	$5,449	$3,929
Non-GAAP Adjustments:
Tax Provision excluding impact of Investment Return	2,048	1,415
Net operating income after tax, non-GAAP basis	3,401	2,514

Net operating income after tax per basic share, non-GAAP basis	$1.20	$0.92
Net operating income after tax per diluted share, non-GAAP basis	$1.20	$0.92

Basic weighted average shares outstanding, GAAP basis	2,838	2,719
Diluted weighted average shares outstanding, GAAP basis	2,838	2,721
The tax provision excluding impact of investment return is calculated by applying the tax rate from the actual tax provision to net operating income.
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
Critical Accounting Policies and Estimates
There have been no material changes to the Critical Accounting Policies and Estimates provided in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

DIAMOND HILL INVESTMENT GROUP, INC.

ITEM 3:	Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in the information provided in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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
There have been no changes in the Company’s internal control over financial reporting during the three-month period ending March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II: OTHER INFORMATION

ITEM 1:	Legal Proceedings
From time to time, the Company is party to ordinary routine litigation that is incidental to its business. The Company believes these claims will not have a material adverse effect on its financial condition, liquidity or results of operations.

ITEM 1A:	Risk Factors
There has been no material change to the information provided in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not purchase any shares of its common stock during the three months ended March 31, 2011. The following table sets forth information regarding the Company’s repurchase program of its common stock during the first quarter of fiscal year 2011:

			Total Number	Maximum Number
			of Shares Purchased	of Shares That May
			as part of a Publicly	Yet Be Purchased
	Total Number	Average Price	Announced Plans	Under the Plans or
Period	of Shares Purchased	Paid Per Share	or Programs	Programs (1)
January 1, 2011 through January 31, 2011	—	—	—	333,895

February 1, 2011 through February 28, 2011	—	—	—	333,895

March 1, 2011 through March 31, 2011	—	—	—	333,895

(1)
— The Company’s current share repurchase program was announced on August 9, 2007. The board of directors authorized management to repurchase up to 350,000 shares of its common stock in the open market and in private transactions in accordance with applicable securities laws. The Company’s stock repurchase program is not subject to an expiration date.

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
DIAMOND HILL INVESTMENT GROUP, INC.

Date	Title	Signature

April 29, 2011	President, Chief Executive Officer, and a Director	/s/ R. H. Dillon
R. H. Dillon

April 29, 2011	Chief Financial Officer, Treasurer, and Secretary	/s/ James F. Laird
James F. Laird