Form 10-Q
period 2011-06-30
DIAMOND HILL INVESTMENT GROUP INC
filed 2011-07-29
CIK 909108

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Yes ☑ No ☐
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
Yes: ☐ No: ☑
The number of shares outstanding of the issuer’s common stock, as of July 27, 2011, is 3,003,844 shares.

DIAMOND HILL INVESTMENT GROUP, INC.

PART I: FINANCIAL INFORMATION

ITEM 1:	Consolidated Financial Statements
Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	6/30/2011	12/31/2010
	(Unaudited)
ASSETS
Cash and cash equivalents	$14,136,691	$5,775,526
Investment portfolio	10,568,209	11,527,060
Accounts receivable	9,802,105	8,695,103
Prepaid expenses	722,610	787,033
Furniture and equipment, net of depreciation, and other assets	826,870	907,670
Income tax receivable	46,875	—
Deferred taxes	1,304,275	873,474

Total assets	$37,407,635	$28,565,866

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$2,719,758	$4,101,079
Accrued incentive compensation	9,900,000	16,111,250
Income tax payable	—	855,285

Total liabilities	12,619,758	21,067,614

Commitments and contingencies	—	—

Shareholders’ Equity
Common stock, no par value 7,000,000 shares authorized; 3,002,874 issued and outstanding at June 30, 2011; 2,795,683 issued and outstanding at December 31, 2010	50,390,581	34,423,011
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred compensation	(13,176,298)	(7,137,729)
Retained earnings/(Accumulated deficit)	(12,426,406)	(19,787,030)

Total shareholders’ equity	24,787,877	7,498,252

Total liabilities and shareholders’ equity	$37,407,635	$28,565,866

Book value per share	$8.25	$2.68

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
REVENUES:
Investment advisory	$14,801,457	$11,933,346	$29,239,325	$23,413,871
Mutual fund administration, net	2,026,066	1,820,889	4,037,946	3,731,272

Total revenue	16,827,523	13,754,235	33,277,271	27,145,143

OPERATING EXPENSES:
Compensation and related costs	8,949,286	7,829,875	18,114,057	15,611,553
General and administrative	1,067,883	871,754	2,082,452	1,683,062
Sales and marketing	267,903	199,632	500,167	338,020
Third party distribution	230,312	258,880	480,981	517,655
Mutual fund administration	461,093	492,181	800,029	964,336

Total operating expenses	10,976,477	9,652,322	21,977,686	19,114,626

NET OPERATING INCOME	5,851,046	4,101,913	11,299,585	8,030,517

Investment return	90,362	(1,183,703)	461,143	(938,786)

INCOME BEFORE TAXES	5,941,408	2,918,210	11,760,728	7,091,731

Income tax provision	(2,212,519)	(1,088,352)	(4,400,104)	(2,591,553)

NET INCOME	$3,728,889	$1,829,858	$7,360,624	$4,500,178

Earnings per share
Basic	$1.26	$0.66	$2.54	$1.64

Diluted	$1.26	$0.66	$2.54	$1.64

Weighted average shares outstanding
Basic	2,967,002	2,773,533	2,902,788	2,746,455

Diluted	2,967,002	2,774,318	2,902,788	2,748,775

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$7,360,624	$4,500,178
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation on furniture and equipment	166,371	162,213
Stock-based compensation	2,127,217	1,356,494
(Increase) decrease in accounts receivable	(1,107,002)	2,308,537
Increase (decrease) in deferred income taxes	(442,141)	(792,887)
Investment gain/loss, net	(447,151)	967,532
Increase (decrease) in accrued liabilities	(130,587)	(1,015,057)
Other changes in assets and liabilities	(826,332)	(685,086)

Net cash provided by (used in) operating activities	6,700,999	6,801,924

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(85,571)	(52,870)
Cost of investments purchased and other portfolio activity	(926,998)	—
Proceeds from sale of investments	2,333,000	—

Net cash provided by (used in) investing activities	1,320,431	(52,870)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of taxes withheld on employee stock transactions	(139,707)	(11,360)
Proceeds from common stock issuance	479,442	463,580

Net cash provided by (used in) financing activities	339,735	452,220

CASH AND CASH EQUIVALENTS
Net change during the period	8,361,165	7,201,274
At beginning of period	5,775,526	11,513,194

At end of period	$14,136,691	$18,714,468

Supplemental cash flow information:
Interest paid	$—	$—
Income taxes paid	5,733,000	4,142,700

Supplemental disclosure of non-cash transactions:
Issuance of common stock as incentive compensation	7,461,984	5,003,146
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

Note 2 Significant Accounting Policies (Continued)
Accounts Receivable
Accounts receivable are recorded when they are due and are presented in the balance sheet, net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of those individuals or entities that owe the receivable. No allowance for doubtful accounts was deemed necessary at June 30, 2011 or December 31, 2010.
Valuation of Investment Portfolio
Investments held by the Company are valued based upon the definition of Level 1 inputs and Level 2 inputs. Level 1 inputs are defined as fair values which use quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are defined as quoted prices in markets that are not considered to be active for identical assets or liabilities, quoted prices in active markets for similar assets or liabilities and inputs other than quoted prices that are directly observable or indirectly through corroboration with observable market data. The following table summarizes the Company’s investments valued based upon Level 1 and Level 2 inputs as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Level 1 Inputs	$1,321,634	$1,265,998
Level 2 Inputs	9,246,575	10,261,062
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

Note 2 Significant Accounting Policies (Continued)
Limited Partnership Interests (Continued)
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

	As Of June 30,
	2011	2010
AUM — Contractual Period Ends Quarterly	$102,510,121	$99,737,213
AUM — Contractual Period Ends Annually	127,418,326	170,047,709

Total AUM Subject to Performance Incentive	$229,928,447	$269,784,922

	For The Three Months Ending June 30,		For The Six Months Ending June 30,
	2011	2010	2011	2010
Performance Incentive Fees —	$187	$—	$694	$—
Method 1
Performance Incentive Fees —	$722	$—	$1,229	$56,488
Method 2

Note 2	Significant Accounting Policies (Continued)
Revenue Recognition — Mutual Fund Administration
DHCM has an administrative and transfer agency services agreement with the Funds, under which DHCM performs certain services for each fund. These services include mutual fund administration, transfer agency and other related functions. For performing these services, each fund compensates DHCM a fee, which is calculated using the following annual rates times the average daily net assets of each respective series and share class:

	Prior to February 28,	After February 28,
	2011	2011
Class A and Class C	0.30%	0.26%
Class I	0.19%	0.24%
The Funds have selected and contractually engaged certain vendors to fulfill various services to benefit the Funds’ shareholders or to satisfy regulatory requirements of the Funds. These services include, among others, required fund shareholder mailings, federal and state registrations, and legal and audit services. DHCM, in fulfilling a portion of its role under the administration agreement with the Funds, acts as agent to pay these obligations of the Funds. Each vendor is independently responsible for fulfillment of the services it has been engaged to provide and negotiates fees and terms with the management and board of trustees of the Funds. The fee that the Funds pay to DHCM is reviewed annually by the Funds’ board of trustees and specifically takes into account the contractual expenses that DHCM pays on behalf of the Funds. As a result, DHCM is not involved in the delivery or pricing of these services and bears no risk related to these services. Revenue has been recorded net of these Fund related expenses, in accordance with the appropriate accounting treatment for this agency relationship. In addition, DHCM finances the upfront commissions which are paid by the Fund’s principal underwriter to brokers who sell Class C shares of the Funds. As financer, DHCM advances to the underwriter the commission amount to be paid to the selling broker at the time of sale. These advances are capitalized and amortized over 12 months to correspond with the repayments DHCM receives from the principal underwriter to recoup this commission advancement.
Beacon Hill has underwriting and administrative service agreements with certain clients, including registered mutual funds. The fee arrangements vary from client to client based upon services provided and are recorded as revenue under Mutual Fund Administration on the Consolidated Statements of Income. Part of Beacon Hill’s role as underwriter is to act as an agent on behalf of its mutual fund clients to receive 12b-1/service fees and commission revenue and facilitate the payment of those fees and commissions to third parties who provide services to the funds and their shareholders. The amount of 12b-1/service fees and commissions are determined by each mutual fund client and Beacon Hill bears no financial risk related to these services. As a result, 12b-1/service fees and commission revenue has been recorded net of the expense payments to third parties, in accordance with the appropriate accounting treatment for this agency relationship.

Note 2 Significant Accounting Policies (Continued)
Revenue Recognition — Mutual Fund Administration (Continued)
Mutual fund administration gross and net revenue are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Mutual fund administration:
Administration revenue, gross	$3,031,607	$2,756,455	$5,972,920	$5,562,566

12b-1/service fees and commission revenue received from fund clients	1,876,633	2,092,674	3,773,805	4,319,661

12b-1/service fees and commission expense payments to third parties	(1,876,633)	(2,092,674)	(3,773,805)	(4,319,661)
Fund related expense	(1,014,851)	(948,869)	(1,957,895)	(1,876,074)

Revenue, net of fund related expenses	2,016,756	1,807,586	4,015,025	3,686,492

DHCM C-Share financing:
Broker commission advance repayments	91,876	162,423	207,110	321,364
Broker commission amortization	(82,566)	(149,120)	(184,189)	(276,584)

Financing activity, net	9,310	13,303	22,921	44,780

Mutual fund administration revenue, net	$2,026,066	$1,820,889	$4,037,946	$3,731,272

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
Earnings Per Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if outstanding warrants were exercised. At June 30, 2011, there were no warrants outstanding.

Note 3 Investment Portfolio
As of June 30, 2011, the Company held investments worth $10.6 million and an estimated cost basis of $7.2 million. The following table summarizes the market value of these investments as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
Diamond Hill Small Cap Fund	$219,831	$211,301
Diamond Hill Small-Mid Cap Fund	230,703	217,915
Diamond Hill Large Cap Fund	223,049	210,413
Diamond Hill Select Fund	233,253	221,491
Diamond Hill Long-Short Fund	213,851	206,312
Diamond Hill Strategic Income Fund	200,947	198,566
Diamond Hill Investment Partners, L.P.	1,211,255	1,177,098
Diamond Hill Investment Partners II, L.P.	1,186,292	1,155,022
Diamond Hill Research Partners, L.P.	5,918,262	7,928,942
Diamond Hill Research Partners International, L.P.	930,766	—

Total Investment Portfolio	$10,568,209	$11,527,060

DHCM is the managing member of the Diamond Hill General Partner LLC, which is the General Partner of the Partnerships. The underlying assets of the Partnerships are cash and marketable equity securities. Summary financial information, including the Company’s carrying value and income from the Partnerships is as follows:

	As of
	June 30, 2011	December 31, 2010
Total partnership assets	$159,446,822	$173,007,238
Total partnership liabilities	29,959,618	32,855,190

Net partnership assets	$129,487,204	$140,152,048
DHCM’s portion of net assets	$9,246,575	$10,261,062

	For the	For the
	Six Months Ended	Year Ended
	June 30, 2011	December 31, 2010
Net partnership income	$3,480,918	$4,486,719
DHCM’s portion of net income	$393,515	$939,265
DHCM’s income from the Partnerships includes its pro-rata capital allocation and its share of an incentive allocation, if any, from the limited partners.
Note 4 Capital Stock
Common Shares
The Company has only one class of securities, Common Shares.
Authorization of Preferred Shares
The Company’s Articles of Incorporation authorize the issuance of 1,000,000 shares of “blank check” preferred shares with such designations, rights and preferences, as may be determined from time to time by the Company’s Board of Directors. The Board of Directors is authorized, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting or other rights of the holders of the Common Shares. There were no shares of preferred stock issued or outstanding at June 30, 2011 or December 31, 2010.

Note 5 Stock-Based Compensation
Equity Incentive Plans
2011 Equity and Cash Incentive Plan
At the Company’s annual shareholder meeting on April 26, 2011, shareholders approved the 2011 Equity and Cash Incentive Plan (“2011 Plan”). The 2011 Plan is intended to facilitate the Company’s ability to attract and retain staff, provide additional incentive to employees, directors and consultants, and promote the success of the Company’s business. The 2011 Plan authorizes the issuance of 600,000 Common Shares of the Company in various forms of equity awards. As of June 30, 2011, there were 499,625 Common Shares available for issuance under the 2011 Plan. The 2011 Plan provides that the Board of Directors, or a committee appointed by the Board, may grant awards and otherwise administer the 2011 Plan. Restricted stock grants issued under the 2011 Plan, which vest over time, are recorded as deferred compensation in the equity section of the balance sheet on the grant date and then recognized as compensation expense based on the grant date price over the vesting period of the respective grant.
2005 Employee and Director Equity Incentive Plan
At the Company’s annual shareholder meeting on May 12, 2005, shareholders approved the 2005 Employee and Director Equity Incentive Plan (“2005 Plan”). With the approval of the 2011 Plan, there are no longer any Common Shares available for future issuance under the 2005 Plan. Outstanding grants under the 2005 Plan are unaffected and remain issued and outstanding. Restricted stock grants issued under the 2005 Plan, which vest over time, are recorded as deferred compensation in the equity section of the balance sheet on the grant date and then recognized as compensation expense based on the grant date price over the vesting period of the respective grant.
401(k) Plan
The Company sponsors a 401(k) plan under which all employees participate. Employees may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions of Common Shares of the Company with a value equal to 200 percent of the first six percent of an employee’s compensation contributed to the plan. Employees become fully vested in the matching contributions after six plan years of employment. The following table summarizes the Company’s expenses attributable to the plan during the three and six months ended June 30, 2011 and 2010:

	June 30,	June 30,
	2011	2010
Three Months Ended	$238,597	$215,711
Six Months Ended	479,442	426,992

Note 5 Stock-Based Compensation (Continued)
Stock Options and Warrants
There were no stock options outstanding during the periods presented in these financial statements. There were no warrants outstanding as of June 30, 2011 and 2010. Warrant transactions during the periods presented in these financial statements are summarized below:

	Warrants
		Weighted Average
	Shares	Exercise Price
Outstanding December 31, 2009	6,000	$10.42
Exercisable December 31, 2009	6,000	$10.42
Granted	—	—
Expired / Forfeited	4,000	10.00
Exercised	2,000	10.00

Outstanding June 30, 2010	—	$—

Exercisable June 30, 2010	—	$—

Note 6 Operating Leases
The Company leases approximately 25,500 square feet of office space at two locations. The following table summarizes the total lease and operating expenses for the three and six months ended June 30, 2011 and 2010:

	June 30,	June 30,
	2011	2010
Three Months Ended	$140,796	$138,848
Six Months Ended	287,021	283,005
The approximate future minimum lease payments under the operating leases are as follows:

2011	2012	2013	2014	2015	Thereafter

$212,000	$440,000	$417,000	$397,000	$401,000	$234,000
In addition to the above rent, the Company will also be responsible for normal operating expenses of the properties. Such operating expenses were approximately $9.97 per square foot in 2010, on a combined basis, and are expected to be approximately $9.60 per square foot in 2011.
Note 7 Income Taxes
The provision for income taxes for the three and six months ended June 30, 2011 and 2010 consists of federal, state and city income taxes. As of June 30, 2011, the Company and its subsidiaries had a capital loss carry forward of approximately $1.9 million. The capital loss carry forward is available to offset capital gains in future years.

Note 8 Earnings Per Share
The following table sets forth the computation for basic and diluted earnings per share (“EPS”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic and Diluted net income	$3,728,889	$1,829,858	$7,360,624	$4,500,178
Weighted average number of outstanding shares
Basic	2,967,002	2,773,533	2,902,788	2,746,455
Diluted	2,967,002	2,774,318	2,902,788	2,748,775
Earnings per share
Basic	$1.26	$0.66	$2.54	$1.64

Diluted	$1.26	$0.66	$2.54	$1.64

Note 9 Regulatory Requirements
BHIL, a wholly owned subsidiary of the Company and principal underwriter for mutual funds, is subject to the U.S. Securities and Exchange Commission (“SEC”) uniform net capital rule, which requires the maintenance of minimum net capital. BHIL’s net capital exceeded its minimum net capital requirement at June 30, 2011 and December 31, 2010. The net capital balances, minimum net capital requirements, and ratio of aggregate indebtedness to net capital for BHIL are summarized below as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
Net Capital	$244,296	$86,107
Minimum Net Capital Requirement	43,141	35,667

Ratio of Aggregate Indebtedness to Net Capital	2.65 to 1	8.79 to 1
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
In this section, the Company discusses and analyzes the consolidated results of operations for the three and six month periods ending June 30, 2011 and 2010 and other factors that may affect future financial performance. The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results which may be expected for the entire fiscal year.
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

Assets Under Management
As of June 30, 2011, AUM totaled $9.2 billion, a 42% increase in comparison to June 30, 2010. Revenues are highly dependent on both the value and composition of AUM. The following tables show AUM by product and investment objective for the dates indicated and a roll-forward of the change in AUM for the six months ended June 30, 2011 and 2010:

	Assets Under Management by Product
	As of June 30,
(in millions)	2011	2010	% Change
Mutual funds	$4,385	$3,648	20%
Separate accounts	3,533	2,505	41%
Sub-advised mutual funds	1,073	133	707%
Private investment funds	195	196	-1%

Total AUM	$9,186	$6,482	42%

	Assets Under Management
	by Investment Objective
	As of June 30,
(in millions)	2011	2010	% Change
Small	$980	$735	33%
Small-Mid Cap	318	149	113%
Large Cap	5,029	2,870	75%
Select	414	370	12%
Long-Short	2,261	2,188	3%
Strategic Income	184	170	8%

Total AUM	$9,186	$6,482	42%

	Change in Assets Under Management
	For the Six Months Ended June 30,
(in millions)	2011	2010
AUM at beginning of the period	$8,623	$6,283
Net cash inflows (outflows)
mutual funds	2	440
sub-advised mutual funds	77	(1)
separate accounts	34	290
private investment funds	(20)	(0)

	93	729
Net market appreciation (depreciation) and income	470	(530)

Increase during the period	563	199

AUM at end of the period	$9,186	$6,482

Consolidated Results of Operations
The following is a discussion of the consolidated results of operations of the Company.

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except per share amounts)	2011	2010	% Change	2011	2010	% Change
Net operating income	$5,851	$4,102	43%	$11,300	$8,031	41%
Net operating income after tax (a)	$3,672	$2,572	43%	$7,072	$5,096	39%
Net income	$3,729	$1,830	104%	$7,361	$4,500	64%

Net operating income after tax per share (a)
Basic	$1.24	$0.93	33%	$2.44	$1.86	31%
Diluted	$1.24	$0.93	33%	$2.44	$1.85	32%

Net income per share
Basic	$1.26	$0.66	91%	$2.54	$1.64	55%
Diluted	$1.26	$0.66	91%	$2.54	$1.64	55%

Operating profit margin	35%	30%	NM	34%	30%	NM

(a)	— Net operating income after tax is a non-GAAP performance measure. See Use of Supplemental Data as Non-GAAP Performance Measure on page 21 of this report.
Three Months Ended June 30, 2011 compared with Three Months Ended June 30, 2010
The Company generated net income of $3,728,889 ($1.26 per diluted share) for the three months ended June 30, 2011, compared with net income of $1,829,858 ($0.66 per diluted share) for the three months ended June 30, 2010. While net income increased $1.9 million, revenue for the period increased $3.1 million and net investment return increased $1.3 million offset by a $1.3 million increase in operating expenses and a $1.2 million increase in the income tax provision. Operating profit margin increased to 35% for second quarter 2011 from 30% for second quarter 2010. The Company expects that its operating margin will fluctuate from period to period based on various factors including revenues; investment results; employee performance; staffing levels; development of investment strategies, products, or channels; and industry comparisons.
Revenue

	Three Months Ended
	June 30,
(in thousands)	2011	2010	% Change
Investment advisory	$14,801	$11,933	24%
Mutual fund administration, net	2,026	1,821	11%

Total	$16,827	$13,754	22%

As a percent of total second quarter 2011 revenues, investment advisory fees accounted for 88% and mutual fund administration fees made up the remaining 12%. This compared to 87% and 13%, respectively, for second quarter 2010.
Investment Advisory Fees. Investment advisory fees increased by $2.9 million, or 24%, from the quarter ended June 30, 2010 to the quarter ended June 30, 2011. Investment advisory fees are calculated as a percent of average net AUM at various levels depending on the investment product. The Company’s average advisory fee rate for the three months ended June 30, 2011 was 0.63% compared to 0.70% for the three months ended June 30, 2010. The decrease in the average advisory fee rate is due to an overall change in the composition of AUM where long-short strategies, which pay a higher advisory fee, made up 25% of total AUM as of June 30, 2011 compared to 34% of total AUM as of June 30, 2010 while long only strategies, which have a lower advisory fee, made up 59% of total AUM as of June 30, 2011 compared to 50% of total AUM as of June 30, 2010. The Company’s average AUM during the quarter ended June 30, 2011 was $9.3 billion compared to $6.8 billion for the quarter ended June 30, 2010. Despite the 0.07% decrease in average advisory fee rate during second quarter 2011 compared to second quarter 2010, the fee rate was being charged on a greater asset base as the average AUM increased 38% from second quarter 2010 to second quarter 2011 resulting in an increase in the overall fees earned during the period. The Company anticipates the average advisory fee rate to continue to decrease throughout 2011 based upon the continued change in asset composition due to asset growth in lower fee strategies.

Mutual Fund Administration Fees. Mutual fund administration fees increased $205 thousand, or 11%, from the quarter ended June 30, 2010 to the quarter ended June 30, 2011. Mutual fund administration fees include administration fees received from Diamond Hill Funds, which are calculated as a percent of average mutual fund AUM, and all Beacon Hill fee revenue. The increase in the mutual fund administration fee is due to a 17% increase in average mutual fund AUM from $3.8 billion for the quarter ended June 30, 2010 to $4.4 billion for the quarter ended June 30, 2011 offset by a decrease in the overall blended net administration fee rate from 0.16% for the quarter ended June 30, 2010 to 0.15% for the quarter ended June 30, 2011.
Expenses

	Three Months Ended
	June 30,
(in thousands)	2011	2010	% Change
Compensation and related costs	$8,949	$7,830	14%
General and administrative	1,068	872	22%
Sales and marketing	268	199	35%
Third party distribution	230	259	-11%
Mutual fund administration	461	492	-6%

Total	$10,976	$9,652	14%

Compensation and Related Costs. Employee compensation and benefits increased $1.1 million, or 14%, during the three months ended June 30, 2011 compared to the same period a year ago primarily due to a $780 thousand increase in restricted stock expense related to an overall increase in the total amount of long-term equity awards outstanding in 2011 compared to 2010 and a $247 thousand increase in base salaries and related benefits due an increase in employee headcount, while incentive compensation remained flat quarter-over-quarter.
The increase in restricted stock expense was primarily due to a 100,000 share five year cliff vesting stock grant issued per the executed Amended and Restated Employment Agreement between the Company and its Chief Executive Officer as announced in the Form 8-K filed with the SEC on March 24, 2011. This increase in restricted stock expense served to decrease the amount that would have otherwise been recognized as incentive compensation during the period.
General and Administrative. General and administrative expenses increased by $196 thousand, or 22%, period over period. This increase is primarily due to additional research expenses and systems related expenses to support the Company’s investment team and an increase in information technology related expenses.
Sales and Marketing. Sales and marketing expenses increased by $69 thousand, or 35%. The increase was primarily due to an increase in travel and other expenses related to business development and retention efforts during second quarter 2011.
Third Party Distribution. Third party distribution expense represents payments made to intermediaries related to sales of the Company’s investment products. The expense is directly correlated with investments in the Company’s private investment funds. The period over period increase or decrease directly corresponds to the increase or decrease in investment advisory fees earned by the Company.
Mutual Fund Administration. Mutual fund administration expense decreased by $31 thousand, or 6%, period over period. The majority of mutual fund administration fees are variable based on the amount of mutual fund AUM. Despite an overall increase in mutual fund AUM of 20% as of June 30, 2011 compared to June 30, 2010, the decrease in mutual fund administration expenses is primarily due to a third party service provider fee reduction effective October 1, 2010.

Six Months Ended June 30, 2011 compared with Six Months Ended June 30, 2010
The Company generated net income of $7,360,624 ($2.54 per diluted share) for the six months ended June 30, 2011, compared with net income of $4,500,178 ($1.64 per diluted share) for the six months ended June 30, 2010. While net income increased $2.9 million, revenue for the period increased $6.1 million and net investment return increased $1.4 million offset by a $2.9 million increase in operating expenses and a $1.8 million increase in the income tax provision from the six months ended June 30, 2010 to the six months ended June 30, 2011. Operating profit margin increased to 34% for the six months ended June 30, 2011 from 30% for the six months ended June 30, 2010. The Company expects that its operating margin will fluctuate from period to period based on various factors including revenues; investment results; employee performance; staffing levels; development of investment strategies, products, or channels; and industry comparisons.
Revenue

	Six Months Ended
	June 30,
(in thousands)	2011	2010	% Change
Investment advisory	$29,239	$23,414	25%
Mutual fund administration, net	4,038	3,731	8%

Total	$33,277	$27,145	23%

As a percent of 2011 year to date revenues, investment advisory fees accounted for 88% and mutual fund administration fees accounted for the remaining 12% compared to the 2010 period where investment advisory fees accounted for 86% and mutual fund administration fees accounted for the remaining 14% of revenues.
Investment Advisory Fees. Investment advisory fees increased by $5.8 million, or 25%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. Investment advisory fees are calculated as a percent of average net AUM at various levels depending on the investment product. The Company’s average advisory fee rate for the six months ended June 30, 2011 was 0.64% compared to 0.71% for the six months ended June 30, 2010. The decrease in the average advisory fee rate is due to an overall change in the composition of AUM where long-short strategies, which pay a higher advisory fee, made up 25% of total AUM as of June 30, 2011 compared to 34% of total AUM as of June 30, 2010 while long only strategies, which have a lower advisory fee, made up 59% of total AUM as of June 30, 2011 compared to 50% of total AUM as of June 30, 2010. Despite the 0.07% decrease in average advisory fee rate period over period, the fee rate was being charged on a greater asset base as the average AUM increased 39% from the six months ended June 30, 2010 to the six months ended June 30, 2011 resulting in an increase in the overall fees earned during the period. The Company anticipates the average advisory fee rate to continue to decrease throughout 2011 based upon the continued change in asset composition due to asset growth in lower fee strategies.
Mutual Fund Administration Fees. Mutual fund administration revenues increased by $307 thousand for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. Mutual fund administration fees include administration fees received from Diamond Hill Funds, which are calculated as a percent of average mutual fund AUM, and all Beacon Hill fee revenue. The increase in the mutual fund administration fee is due to a 19% increase in average mutual fund AUM from $3.7 billion for the six months ended June 30, 2010 to $4.4 billion for the six months ended June 30, 2011 offset by a decrease in the overall blended net administration fee rate from 0.17% for the six months ended June 30, 2010 to 0.15% for the six months ended June 30, 2011.

Expenses

	Six Months Ended
	June 30,
(in thousands)	2011	2010	% Change
Compensation and related costs	$18,114	$15,612	16%
General and administrative	2,083	1,683	24%
Sales and marketing	500	338	48%
Third party distribution	481	518	-7%
Mutual fund administration	800	964	-17%

Total	$21,978	$19,115	15%

Compensation and Related Costs. Employee compensation and benefits increased $2.5 million, or 16%, during the six months ended June 30, 2011 compared to the same period a year ago, primarily due to an increase of $1.5 million in incentive compensation during the period consistent with a 42% increase in AUM and the associated increase in operating income. Further contributors to the overall increase in compensation expense were restricted stock expense, which increased by $733 thousand due to an overall increase in the total amount of long-term equity awards outstanding in 2011 compared to 2010, and base salaries and related benefits, which increased by $233 thousand due to an increase in employee headcount.
The increase in restricted stock expense was primarily due to a 100,000 share five year cliff vesting stock grant issued per the executed Amended and Restated Employment Agreement between the Company and its Chief Executive Officer as announced in the Form 8-K filed with the SEC on March 24, 2011. This increase in restricted stock expense served to decrease the amount that would have otherwise been recognized as incentive compensation during the period.
General and Administrative. General and administrative expenses increased by $400 thousand, or 24%, period over period. This increase is primarily due to additional research expenses and systems related expenses to support the Company’s investment team, the implementation of a new trading system during second quarter 2010, and an increase in information technology related expenses and corporate legal costs.
Sales and Marketing. Sales and marketing expenses increased by $162 thousand, or 48%, period over period. The increase was primarily due to an increase in travel and other expenses related to business development and retention efforts during 2011.
Third Party Distribution. Third party distribution expense represents payments made to intermediaries related to sales of the Company’s investment products. The expense is directly correlated with investments in the Company’s private investment funds. The period over period increase or decrease directly corresponds to the increase or decrease in investment advisory fees earned by the Company.
Mutual Fund Administration. Mutual fund administration expense decreased by $164 thousand, or 17%, period over period. The majority of mutual fund administration fees are variable based on the amount of mutual fund AUM. Despite an overall increase in mutual fund AUM of 20%, as of June 30, 2011 compared to June 30, 2010, the decrease in mutual fund administration expenses is primarily due to a third party service provider fee reduction effective October 1, 2010.

Beacon Hill Fund Services
Beacon Hill is currently staffed with 13 full-time employees, up from 12 at June 30, 2010, and provides compliance, treasurer, and other fund administration services to mutual fund clients and their investment advisers. In addition, through its registered broker/dealer, Beacon Hill also serves as the underwriter for a number of mutual funds. The following is a summary of Beacon Hill’s performance for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, excluding 12b-1/service fees and commission revenue and expenses, which net to zero:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010
Revenue[1]	$450	$402	$939	$783
Expenses	584	607	1,209	1,217

Net loss	$(134)	$(205)	$(270)	$(434)

[1]
Beacon Hill’s revenue for the three months ended June 30, 2011 and 2010 includes $129 thousand and $131 thousand, respectively, of inter-company revenue earned from services provided to DHCM. Beacon Hill’s revenue for the six months ended June 30, 2011 and 2010 includes $260 thousand and $241 thousand, respectively, of inter-company revenue earned from services provided to DHCM. These amounts have been eliminated from the Consolidated Statements of Income.

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
As of June 30, 2011, the Company had working capital of approximately $21.9 million compared to $4.9 million at December 31, 2010. Working capital includes cash, securities owned and accounts receivable, net of all liabilities. The Company has no debt and its available working capital is expected to be sufficient to cover current expenses. The Company does not expect any material capital expenditures during 2011.
During the third quarter of 2007 the Board of Directors authorized management to repurchase up to 350,000 shares of the Company’s common stock. Under the program, the Company has repurchased a total 16,105 shares since third quarter 2007. No shares were repurchased during the six months ended June 30, 2011.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2011	2010	2011	2010
Net operating income, GAAP basis	$5,851	$4,102	$11,300	$8,031
Non-GAAP adjustments:
Tax provision excluding impact of investment return	2,179	1,530	4,228	2,935
Net operating income after tax, non-GAAP basis	3,672	2,572	7,072	5,096

Net operating income after tax per basic share, non-GAAP basis	$1.24	$0.93	$2.44	$1.86
Net operating income after tax per diluted share, non-GAAP basis	$1.24	$0.93	$2.44	$1.85

Basic weighted average shares outstanding, GAAP basis	2,967	2,774	2,903	2,746
Diluted weighted average shares outstanding, GAAP basis	2,967	2,774	2,903	2,749
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
There have been no changes in the Company’s internal control over financial reporting during the six-month period ending June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The Company did not purchase any shares of its common stock during the six months ended June 30, 2011. The following table sets forth information regarding the Company’s repurchase program of its common stock during the second quarter of fiscal year 2011:

			Total Number	Maximum Number
			of Shares Purchased	of Shares That May
			as part of a Publicly	Yet Be Purchased
	Total Number	Average Price	Announced Plans	Under the Plans or
Period	of Shares Purchased	Paid Per Share	or Programs	Programs (1)
April 1, 2011 through April 30, 2011	—	—	—	333,895

May 1, 2011 through May 31, 2011	—	—	—	333,895

June 1, 2011 through June 30, 2011	—	—	—	333,895

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

3.2	Code of Regulations of the Company. (Incorporated by reference from Form 8-K Current Report for the event on May 2, 2002 filed with the SEC on May 7, 2002; File No. 000-24498.)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Section 1350 Certifications.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

DIAMOND HILL INVESTMENT GROUP, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DIAMOND HILL INVESTMENT GROUP, INC.

Date	Title	Signature

July 29, 2011	President, Chief Executive Officer,	/s/ R. H. Dillon

	and a Director	R. H. Dillon

July 29, 2011	Chief Financial Officer, Treasurer,	/s/ James F. Laird

	and Secretary	James F. Laird