Form 10-Q
period 2011-09-30
DIAMOND HILL INVESTMENT GROUP INC
filed 2011-10-28
CIK 909108

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
The number of shares outstanding of the issuer’s common stock, as of October 26, 2011, is 2,996,287 shares.

DIAMOND HILL INVESTMENT GROUP, INC.

PART I: FINANCIAL INFORMATION

ITEM 1:	Consolidated Financial Statements
Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	9/30/2011	12/31/2010
	(Unaudited)
ASSETS
Cash and cash equivalents	$22,920,367	$5,775,526
Investment portfolio	9,252,870	11,527,060
Accounts receivable	8,608,934	8,695,103
Prepaid expenses	895,960	787,033
Furniture and equipment, net of depreciation, and other assets	887,451	907,670
Income tax receivable	301,007	—
Deferred taxes	2,065,672	873,474

Total assets	$44,932,261	$28,565,866

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$3,580,615	$4,101,079
Accrued incentive compensation	13,900,000	16,111,250
Income tax payable	—	855,285

Total liabilities	17,480,615	21,067,614

Commitments and contingencies	—	—

Shareholders’ Equity
Common stock, no par value 7,000,000 shares authorized; 2,995,235 issued and outstanding at September 30, 2011; 2,795,683 issued and outstanding at December 31, 2010	49,890,340	34,423,011
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred compensation	(12,551,515)	(7,137,729)
Retained earnings/(Accumulated deficit)	(9,887,179)	(19,787,030)

Total shareholders’ equity	27,451,646	7,498,252

Total liabilities and shareholders’ equity	$44,932,261	$28,565,866

Book value per share	$9.17	$2.68

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUES:
Investment advisory	$13,465,140	$12,215,574	$42,704,464	$35,629,445
Mutual fund administration, net	1,904,733	1,827,426	5,942,680	5,558,699

Total revenue	15,369,873	14,043,000	48,647,144	41,188,144

OPERATING EXPENSES:
Compensation and related costs	7,968,737	8,095,735	26,082,794	23,707,288
General and administrative	1,060,295	856,058	3,142,747	2,539,120
Sales and marketing	267,224	143,689	767,391	481,709
Third party distribution	180,226	238,890	661,208	756,546
Mutual fund administration	449,820	509,598	1,249,849	1,473,933

Total operating expenses	9,926,302	9,843,970	31,903,989	28,958,596

NET OPERATING INCOME	5,443,571	4,199,030	16,743,155	12,229,548

Investment return	(1,309,169)	1,169,916	(848,026)	231,130

INCOME BEFORE TAXES	4,134,402	5,368,946	15,895,129	12,460,678

Income tax provision	(1,595,174)	(1,930,540)	(5,995,278)	(4,522,093)

NET INCOME	$2,539,228	$3,438,406	$9,899,851	$7,938,585

Earnings per share
Basic	$0.84	$1.24	$3.37	$2.88

Diluted	$0.84	$1.24	$3.37	$2.88

Weighted average shares outstanding
Basic	3,005,504	2,779,345	2,937,403	2,757,539

Diluted	3,005,504	2,779,345	2,937,403	2,759,066

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$9,899,851	$7,938,585
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation on furniture and equipment	247,993	243,161
Stock-based compensation	3,086,851	1,947,623
(Increase) decrease in accounts receivable	86,169	1,827,304
Increase (decrease) in deferred income taxes	(1,203,598)	(449,201)
Investment gain/loss, net	866,697	706,745
Increase (decrease) in accrued liabilities	4,730,270	3,504,491
Other changes in assets and liabilities	(1,253,727)	(1,175,670)

Net cash provided by (used in) operating activities	16,460,506	14,543,038

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(227,774)	(53,642)
Cost of investments purchased and other portfolio activity	(925,507)	(889,133)
Proceeds from sale of investments	2,333,000	3,050,000

Net cash provided by (used in) investing activities	1,179,719	2,107,225

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for repurchase of common shares	(1,072,908)	—
Payment of taxes withheld on employee stock transactions	(141,442)	(11,360)
Proceeds from common stock issuance	718,966	688,398

Net cash provided by (used in) financing activities	(495,384)	677,038

CASH AND CASH EQUIVALENTS
Net change during the period	17,144,841	17,327,301
At beginning of period	5,775,526	11,513,194

At end of period	$22,920,367	$28,840,495

Supplemental cash flow information:
Interest paid	$—	$—
Income taxes paid	8,343,676	6,088,700

Supplemental disclosure of non-cash transactions:
Issuance of common stock as incentive compensation	7,461,984	5,003,146
Dividend Payable	—	36,263,591
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

Note 2 Significant Accounting Policies (Continued)
Accounts Receivable
Accounts receivable are recorded when they are due and are presented in the balance sheet, net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of those individuals or entities that owe the receivable. No allowance for doubtful accounts was deemed necessary at September 30, 2011 or December 31, 2010.
Valuation of Investment Portfolio
Investments held by the Company are valued based upon the definition of Level 1 inputs and Level 2 inputs. Level 1 inputs are defined as fair values which use quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are defined as quoted prices in markets that are not considered to be active for identical assets or liabilities, quoted prices in active markets for similar assets or liabilities and inputs other than quoted prices that are directly observable or indirectly through corroboration with observable market data. The following table summarizes the Company’s investments valued based upon Level 1 and Level 2 inputs as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Level 1 Inputs	$1,137,421	$1,265,998
Level 2 Inputs	8,115,449	10,261,062
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

	As Of September 30,
	2011	2010
AUM — Contractual Period Ends Quarterly	$82,972,698	$105,112,498
AUM — Contractual Period Ends Annually	83,941,115	164,760,591
Total AUM Subject to Performance Incentive	$166,913,813	$269,873,089

	For The Three Months Ending Sept. 30,		For The Nine Months Ending Sept. 30,
	2011	2010	2011	2010
Performance Incentive Fees — Method 1	$—	$3,934	$1,245	$3,934
Performance Incentive Fees — Method 2	$—	$37,823	$1,245	$37,823

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

Note 2 Significant Accounting Policies (Continued)
Revenue Recognition — Mutual Fund Administration (Continued)
Mutual fund administration gross and net revenue are summarized below:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2011	2010	2011	2010
Mutual fund administration:
Administration revenue, gross	$2,829,944	$2,618,017	$8,802,865	$8,180,583

12b-1/service fees and commission revenue received from fund clients	1,663,549	1,903,486	5,437,354	6,223,147

12b-1/service fees and commission expense payments to third parties	(1,663,549)	(1,903,486)	(5,437,354)	(6,223,147)
Fund related expense	(934,701)	(824,032)	(2,892,596)	(2,700,106)

Revenue, net of fund related expenses	1,895,243	1,793,985	5,910,269	5,480,477

DHCM C-Share financing:
Broker commission advance repayments	79,780	179,531	286,890	500,895
Broker commission amortization	(70,290)	(146,090)	(254,479)	(422,673)

Financing activity, net	9,490	33,441	32,411	78,222

Mutual fund administration revenue, net	$1,904,733	$1,827,426	$5,942,680	$5,558,699

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
Earnings Per Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if outstanding warrants were exercised. At September 30, 2011, there were no warrants outstanding.

Note 3 Investment Portfolio
As of September 30, 2011, the Company held investments worth $9.3 million and an estimated cost basis of $7.2 million. The following table summarizes the market value of these investments as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
Diamond Hill Small Cap Fund	$178,318	$211,301
Diamond Hill Small-Mid Cap Fund	186,982	217,915
Diamond Hill Large Cap Fund	189,684	210,413
Diamond Hill Select Fund	195,080	221,491
Diamond Hill Long-Short Fund	193,370	206,312
Diamond Hill Strategic Income Fund	193,987	198,566
Diamond Hill Investment Partners, L.P.	970,612	1,177,098
Diamond Hill Investment Partners II, L.P.	947,772	1,155,022
Diamond Hill Research Partners, L.P.	5,291,354	7,928,942
Diamond Hill Research Partners International, L.P.	905,711	—

Total Investment Portfolio	$9,252,870	$11,527,060

DHCM is the managing member of the Diamond Hill General Partner LLC, which is the General Partner of the Partnerships. The underlying assets of the Partnerships are cash and marketable equity securities. Summary financial information, including the Company’s carrying value and income from the Partnerships is as follows:

	As of
	September 30, 2011	December 31, 2010
Total partnership assets	$124,827,628	$173,007,238
Total partnership liabilities	22,556,955	32,855,190

Net partnership assets	$102,270,673	$140,152,048
DHCM’s portion of net assets	$8,115,449	$10,261,062

	For the	For the
	Nine Months Ended	Year Ended
	September 30, 2011	December 31, 2010
Net partnership income	$(21,107,125)	$4,486,719
DHCM’s portion of net income	$(737,615)	$939,265
DHCM’s income from the Partnerships includes its pro-rata capital allocation and its share of an incentive allocation, if any, from the limited partners.
Note 4 Capital Stock
Common Shares
The Company has only one class of securities, Common Shares.

Note 4 Capital Stock (Continued)
Authorization of Preferred Shares
The Company’s Articles of Incorporation authorize the issuance of 1,000,000 shares of “blank check” preferred shares with such designations, rights and preferences, as may be determined from time to time by the Company’s Board of Directors. The Board of Directors is authorized, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting or other rights of the holders of the Common Shares. There were no shares of preferred stock issued or outstanding at September 30, 2011 or December 31, 2010.
Note 5 Stock-Based Compensation
Equity Incentive Plans
2011 Equity and Cash Incentive Plan
At the Company’s annual shareholder meeting on April 26, 2011, shareholders approved the 2011 Equity and Cash Incentive Plan (“2011 Plan”). The 2011 Plan is intended to facilitate the Company’s ability to attract and retain staff, provide additional incentive to employees, directors and consultants, and promote the success of the Company’s business. The 2011 Plan authorizes the issuance of 600,000 Common Shares of the Company in various forms of equity awards. As of September 30, 2011, there were 494,625 Common Shares available for issuance under the 2011 Plan. The 2011 Plan provides that the Board of Directors, or a committee appointed by the Board, may grant awards and otherwise administer the 2011 Plan. Restricted stock grants issued under the 2011 Plan, which vest over time, are recorded as deferred compensation in the equity section of the balance sheet on the grant date and then recognized as compensation expense based on the grant date price over the vesting period of the respective grant.
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
Restricted Stock Grant Transactions
The following table represents a roll-forward of outstanding restricted stock grants issued pursuant to the 2011 and 2005 Plans and related activity during the nine months ended September 30, 2011:

		Weighted-Average
		Grant Date Price
	Shares	per Share
Outstanding restricted stock grants as of December 31, 2010	164,832	$69.35
Granted to Employees	107,833	79.53
Grants Vested	(4,528)	80.62
Grants Forfeited	(4,368)	69.78

Total outstanding restricted stock grants as of September 30, 2011	263,769	$73.51

Note 5 Stock-Based Compensation (Continued)
Equity Incentive Plans (Continued)
Restricted Stock Grant Transactions (Continued)
Total deferred compensation related to unvested restricted stock grants was $12,551,515 as of September 30, 2011. Expense recognition of deferred compensation over the remaining vesting periods is as follows:

2011	2012	2013	2014	2015	2016	Total
$969,545	$3,722,357	$3,115,603	$2,800,711	$1,886,188	$57,111	$12,551,515
401(k) Plan
The Company sponsors a 401(k) plan under which all employees participate. Employees may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions of Common Shares of the Company with a value equal to 200 percent of the first six percent of an employee’s compensation contributed to the plan. Employees become fully vested in the matching contributions after six plan years of employment. The following table summarizes the Company’s expenses attributable to the plan during the three and nine months ended September 30, 2011 and 2010:

	2011	2010
Three Months Ended	$239,525	$224,819
Nine Months Ended	718,967	665,897
Stock Options and Warrants
There were no stock options outstanding during the periods presented in these financial statements. There were no warrants outstanding as of September 30, 2011 and 2010. Warrant transactions during the periods presented in these financial statements are summarized below:

	Warrants
		Weighted Average
	Shares	Exercise Price
Outstanding December 31, 2009	6,000	$10.42
Exercisable December 31, 2009	6,000	$10.42
Granted	—	—
Expired / Forfeited	4,000	10.00
Exercised	2,000	10.00

Outstanding September 30, 2010	—	$—

Exercisable September 30, 2010	—	$—

Note 6 Operating Leases
The Company leases approximately 25,500 square feet of office space at two locations. The following table summarizes the total lease and operating expenses for the three and nine months ended September 30, 2011 and 2010:

	September 30,	September 30,
	2011	2010
Three Months Ended	$163,496	$145,335
Nine Months Ended	450,517	428,340
The approximate future minimum lease payments under the operating leases are as follows:

2011	2012	2013	2014	2015	Thereafter
$108,000	$440,000	$417,000	$397,000	$401,000	$234,000
In addition to the above rent, the Company will also be responsible for normal operating expenses of the properties. Such operating expenses were approximately $9.97 per square foot in 2010, on a combined basis, and are expected to be approximately $9.60 per square foot in 2011.
Note 7 Income Taxes
The provision for income taxes for the three and nine months ended September 30, 2011 and 2010 consists of federal, state and city income taxes. As of September 30, 2011, the Company and its subsidiaries had a capital loss carry forward of approximately $2.2 million. The capital loss carry forward is available to offset capital gains in future years.
Note 8 Earnings Per Share
The following table sets forth the computation for basic and diluted earnings per share (“EPS”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic and Diluted net income	$2,539,228	$3,438,406	$9,899,851	$7,938,585
Weighted average number of outstanding shares
Basic	3,005,504	2,779,345	2,937,403	2,757,539
Diluted	3,005,504	2,779,345	2,937,403	2,759,066
Earnings per share
Basic	$0.84	$1.24	$3.37	$2.88

Diluted	$0.84	$1.24	$3.37	$2.88

Note 9 Regulatory Requirements
BHIL, a wholly owned subsidiary of the Company and principal underwriter for mutual funds, is subject to the U.S. Securities and Exchange Commission (“SEC”) uniform net capital rule, which requires the maintenance of minimum net capital. BHIL’s net capital exceeded its minimum net capital requirement at September 30, 2011 and December 31, 2010. The net capital balances, minimum net capital requirements, and ratio of aggregate indebtedness to net capital for BHIL are summarized below as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
Net Capital	$224,002	$86,107
Minimum Net Capital Requirement	42,431	50,440

Ratio of Aggregate Indebtedness to Net Capital	2.84 to 1	8.79 to 1
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
In this section, the Company discusses and analyzes the consolidated results of operations for the three and nine month periods ending September 30, 2011 and 2010 and other factors that may affect future financial performance. The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results which may be expected for the entire fiscal year.
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

Assets Under Management
As of September 30, 2011, AUM totaled $7.7 billion, a 9% increase in comparison to September 30, 2010. Revenues are highly dependent on both the value and composition of AUM. The following tables show AUM by product and investment objective for the dates indicated and a roll-forward of the change in AUM for the three and nine months ended September 30, 2011 and 2010:

	Assets Under Management by Product
	As of September 30,
(in millions)	2011	2010	% Change
Mutual funds	$3,711	$3,881	-4%
Separate accounts	2,977	2,851	4%
Sub-advised mutual funds	873	145	502%
Private investment funds	158	203	-22%

Total AUM	$7,719	$7,080	9%

	Assets Under Management
	by Investment Objective
	As of September 30,
(in millions)	2011	2010	% Change
Small	$843	$803	5%
Small-Mid Cap	256	167	53%
Large Cap	4,218	3,296	28%
Select	338	398	-15%
Long-Short	1,895	2,235	-15%
Strategic Income	169	181	-7%

Total AUM	$7,719	$7,080	9%

	Change in Assets Under Management
	For the Three Months Ended September 30,
(in millions)	2011	2010
AUM at beginning of the period	$9,186	$6,482
Net cash inflows (outflows)
mutual funds	(93)	(25)
sub-advised mutual funds	(37)	(1)
separate accounts	(29)	95
private investment funds	0	(8)

	(159)	61
Net market appreciation (depreciation) and income	(1,308)	537

Increase (decrease) during the period	(1,467)	598

AUM at end of the period	$7,719	$7,080

	Change in Assets Under Management
	For the Nine Months Ended September 30,
(in millions)	2011	2010
AUM at beginning of the period	$8,623	$6,283
Net cash inflows (outflows)
mutual funds	(91)	415
sub-advised mutual funds	40	(2)
separate accounts	5	387
private investment funds	(20)	(9)

	(66)	791
Net market appreciation (depreciation) and income	(838)	6

Increase (decrease) during the period	(904)	797

AUM at end of the period	$7,719	$7,080

Consolidated Results of Operations
The following is a discussion of the consolidated results of operations of the Company.

	Three Months Ended Sept. 30,			Nine Months Ended Sept. 30,
(in thousands, except per share amounts)	2011	2010	% Change	2011	2010	% Change
Net operating income	$5,444	$4,199	30%	$16,743	$12,230	37%
Net operating income after tax (a)	$3,344	$2,689	24%	$10,428	$7,792	34%
Net income	$2,539	$3,438	-26%	$9,900	$7,939	25%

Net operating income after tax per share (a)
Basic	$1.11	$0.97	14%	$3.55	$2.83	25%
Diluted	$1.11	$0.97	14%	$3.55	$2.82	26%
Net income per share
Basic	$0.84	$1.24	-32%	$3.37	$2.88	17%
Diluted	$0.84	$1.24	-32%	$3.37	$2.88	17%
Operating profit margin	35%	30%	NM	34%	30%	NM

(a)	— Net operating income after tax is a non-GAAP performance measure. See Use of Supplemental Data as Non-GAAP Performance Measure on page 23 of this report.
Three Months Ended September 30, 2011 compared with Three Months Ended September 30, 2010
The Company generated net income of $2,539,228 ($0.84 per diluted share) for the three months ended September 30, 2011, compared with net income of $3,438,406 ($1.24 per diluted share) for the three months ended September 30, 2010. Revenue for the period increased $1.3 million. This increase was primarily offset by a decrease in investment return of $2.5 million, which lead to the $900 thousand decrease in net income. Operating profit margin increased to 35% for third quarter 2011 from 30% for third quarter 2010. The Company expects that its operating margin will fluctuate from period to period based on various factors including revenues; investment results; employee performance; staffing levels; development of investment strategies, products, or channels; and industry comparisons.

Revenue

	Three Months Ended
	September 30,
(in thousands)	2011	2010	% Change
Investment advisory	$13,465	$12,216	10%
Mutual fund administration, net	1,905	1,827	4%

Total	$15,370	$14,043	9%
As a percent of total third quarter 2011 revenues, investment advisory fees accounted for 88% and mutual fund administration fees made up the remaining 12%. This compared to 87% and 13%, respectively, for third quarter 2010.
Large Cap Fee Reduction. Effective October 1, 2011, the Company voluntarily lowered the investment advisory fee it charges the Diamond Hill Large Cap Fund and certain large cap separate accounts by 0.05%. The large cap strategy fees were reduced to better align the Company’s investment advisory fees with its investment management goals. Based on September 30, 2011 AUM, the Company estimates this fee reduction will lower annualized revenue by $830,000 or 1.30%. If this fee reduction had been in place for the quarter ended September 30, 2011, the average advisory fee rate for the quarter would have decreased from 0.63% to 0.62%.
Investment Advisory Fees. Investment advisory fees increased by $1.2 million, or 10%, from the quarter ended September 30, 2010 to the quarter ended September 30, 2011. Investment advisory fees are calculated as a percent of average net AUM at various levels depending on the investment product. The Company’s average advisory fee rate for the three months ended September 30, 2011 was 0.63% compared to 0.72% for the three months ended September 30, 2010. The decrease in the average advisory fee rate is due to an overall change in the composition of AUM where long-short strategies, which pay a higher advisory fee, made up 25% of total AUM as of September 30, 2011 compared to 32% of total AUM as of September 30, 2010 while long only strategies, which have a lower advisory fee, made up 59% of total AUM as of September 30, 2011 compared to 52% of total AUM as of September 30, 2010. The Company’s average AUM during the quarter ended September 30, 2011 was $8.5 billion compared to $6.8 billion for the quarter ended September 30, 2010. Despite the 0.09% decrease in average advisory fee rate during third quarter 2011 compared to third quarter 2010, the fee rate was being charged on a greater asset base as the average AUM increased 26% from third quarter 2010 to third quarter 2011 resulting in an increase in the overall fees earned during the period.
Mutual Fund Administration Fees. Mutual fund administration fees increased $78 thousand, or 4%, from the quarter ended September 30, 2010 to the quarter ended September 30, 2011. Mutual fund administration fees include administration fees received from Diamond Hill Funds, which are calculated as a percent of average mutual fund AUM, and all Beacon Hill fee revenue. The increase in the mutual fund administration fee is due to an 8% increase in average mutual fund AUM from $3.8 billion for the quarter ended September 30, 2010 to $4.1 billion for the quarter ended September 30, 2011. The overall blended net administration fee rate remained constant at 0.16% from the quarter ended September 30, 2010 to the quarter ended September 30, 2011.

Expenses

	Three Months Ended
	September 30,
(in thousands)	2011	2010	% Change
Compensation and related costs	$7,969	$8,096	-2%
General and administrative	1,060	856	24%
Sales and marketing	267	144	85%
Third party distribution	180	239	-25%
Mutual fund administration	450	509	-12%

Total	$9,926	$9,844	1%
Compensation and Related Costs. Employee compensation and benefits decreased $127 thousand, or 2%, during the three months ended September 30, 2011 compared to the same period a year ago primarily due to a $370 thousand increase in restricted stock expense related to an overall increase in the total amount of long-term equity awards outstanding in 2011 compared to 2010 and a $218 thousand increase in base salaries and related benefits due an increase in employee headcount, offset by a $715 thousand decrease in incentive compensation from third quarter 2010 to third quarter 2011.
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
General and Administrative. General and administrative expenses increased by $204 thousand, or 24%, period over period. This increase is primarily due to additional research expenses and systems related expenses to support the Company’s investment team, expansion of the Company’s office space, an increase in information technology related expenses, and an increase in regulatory expense.
Sales and Marketing. Sales and marketing expenses increased by $123 thousand, or 85%. The increase was primarily due to an increase in travel and other expenses related to business development and retention efforts during third quarter 2011.
Third Party Distribution. Third party distribution expense represents payments made to intermediaries related to sales of the Company’s investment products. The expense is directly correlated with investments in the Company’s private investment funds. The period over period increase or decrease directly corresponds to the increase or decrease in investment advisory fees earned by the Company.
Mutual Fund Administration. Mutual fund administration expense decreased by $59 thousand, or 12%, period over period. The majority of mutual fund administration fees are variable based on the amount of mutual fund AUM. The decrease in mutual fund administration expenses is primarily due to a third party service provider fee reduction effective October 1, 2010.
Nine Months Ended September 30, 2011 compared with Nine Months Ended September 30, 2010
The Company generated net income of $9,899,851 ($3.37 per diluted share) for the nine months ended September 30, 2011, compared with net income of $7,938,585 ($2.88 per diluted share) for the nine months ended September 30, 2010. While net income increased $2.0 million, revenue for the period increased $7.4 million offset by a $2.9 million increase in operating expenses, a $1.1 million decrease in net investment return and a $1.4 million increase in the income tax provision from the nine months ended September 30, 2010 to the nine months ended September 30, 2011. Operating profit margin increased to 34% for the nine months ended September 30, 2011 from 30% for the nine months ended September 30, 2010. The Company expects that its operating margin will fluctuate from period to period based on various factors including revenues; investment results; employee performance; staffing levels; development of investment strategies, products, or channels; and industry comparisons.

Revenue

	Nine Months Ended
	September 30,
(in thousands)	2011	2010	% Change
Investment advisory	$42,704	$35,629	20%
Mutual fund administration, net	5,943	5,559	7%

Total	$48,647	$41,188	18%
As a percent of 2011 year to date revenues, investment advisory fees accounted for 88% and mutual fund administration fees accounted for the remaining 12% compared to the 2010 period where investment advisory fees accounted for 87% and mutual fund administration fees accounted for the remaining 13% of revenues.
Large Cap Fee Reduction. Effective October 1, 2011, the Company voluntarily lowered the investment advisory fee it charges the Diamond Hill Large Cap Fund and certain large cap separate accounts by 0.05%. The large cap strategy fees were reduced to better align the Company’s investment advisory fees with its investment management goals. Based on September 30, 2011 AUM, the Company estimates this fee reduction will lower annualized revenue by $830,000 or 1.30%. If this fee reduction had been in place for the quarter ended September 30, 2011, the average advisory fee rate for the quarter would have decreased from 0.63% to 0.62%.
Investment Advisory Fees. Investment advisory fees increased by $7.1 million, or 20%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Investment advisory fees are calculated as a percent of average net AUM at various levels depending on the investment product. The Company’s average advisory fee rate for the nine months ended September 30, 2011 was 0.64% compared to 0.71% for the nine months ended September 30, 2010. The decrease in the average advisory fee rate is due to an overall change in the composition of AUM where long-short strategies, which pay a higher advisory fee, made up 25% of total AUM as of September 30, 2011 compared to 32% of total AUM as of September 30, 2010 while long only strategies, which have a lower advisory fee, made up 59% of total AUM as of September 30, 2011 compared to 52% of total AUM as of September 30, 2010. Despite the 0.07% decrease in average advisory fee rate period over period, the fee rate was being charged on a greater asset base as the average AUM increased 33% from the nine months ended September 30, 2010 to the nine months ended September 30, 2011 resulting in an increase in the overall fees earned during the period.
Mutual Fund Administration Fees. Mutual fund administration revenues increased by $384 thousand, or 7%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Mutual fund administration fees include administration fees received from Diamond Hill Funds, which are calculated as a percent of average mutual fund AUM, and all Beacon Hill fee revenue. The increase in the mutual fund administration fee is due to a 14% increase in average mutual fund AUM from $3.7 billion for the nine months ended September 30, 2010 to $4.2 billion for the nine months ended September 30, 2011 offset by a decrease in the overall blended net administration fee rate from 0.17% for the nine months ended September 30, 2010 to 0.15% for the nine months ended September 30, 2011.

Expenses

	Nine Months Ended
	September 30,
(in thousands)	2011	2010	% Change
Compensation and related costs	$26,083	$23,707	10%
General and administrative	3,143	2,539	24%
Sales and marketing	767	482	59%
Third party distribution	661	757	-13%
Mutual fund administration	1,250	1,474	-15%

Total	$31,904	$28,959	10%

Compensation and Related Costs. Employee compensation and benefits increased $2.4 million, or 10%, during the nine months ended September 30, 2011 compared to the same period a year ago, primarily due to an increase of $1.1 million due to an overall increase in the total amount of long-term equity awards outstanding in 2011 compared to 2010, an increase of $1.0 million in incentive compensation during the period consistent with a 9% increase in AUM and the associated increase in operating income, and base salaries and related benefits, which increased by $272 thousand due to an increase in employee headcount.
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
General and Administrative. General and administrative expenses increased by $604 thousand, or 24%, period over period. This increase is primarily due to additional research expenses and systems related expenses to support the Company’s investment team, expansion of the Company’s office space, the implementation of a new trading system during second quarter 2010, and an increase in information technology related expenses and corporate legal costs, and an increase in regulatory expense.
Sales and Marketing. Sales and marketing expenses increased by $285 thousand, or 59%, period over period. The increase was primarily due to an increase in travel and other expenses related to business development and retention efforts during 2011.
Third Party Distribution. Third party distribution expense represents payments made to intermediaries related to sales of the Company’s investment products. The expense is directly correlated with investments in the Company’s private investment funds. The period over period increase or decrease directly corresponds to the increase or decrease in investment advisory fees earned by the Company.
Mutual Fund Administration. Mutual fund administration expense decreased by $224 thousand, or 15%, period over period. The majority of mutual fund administration fees are variable based on the amount of mutual fund AUM. The decrease in mutual fund administration expenses is primarily due to a third party service provider fee reduction effective October 1, 2010.

Beacon Hill Fund Services
Beacon Hill is currently staffed with 12 full-time employees and provides compliance, treasurer, and other fund administration services to mutual fund clients and their investment advisers. In addition, through its registered broker/dealer, Beacon Hill also serves as the underwriter for a number of mutual funds. The following is a summary of Beacon Hill’s performance for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010, excluding 12b-1/service fees and commission revenue and expenses, which net to zero:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010
Revenue[1]	$424	$375	$1,364	$1,158
Expenses	631	592	1,880	1,810

Net loss	$(207)	$(217)	$(516)	$(652)

[1]
Beacon Hill’s revenue for the three months ended September 30, 2011 and 2010 includes $128 thousand and $119 thousand, respectively, of inter-company revenue earned from services provided to DHCM. Beacon Hill’s revenue for the nine months ended September 30, 2011 and 2010 includes $388 thousand and $360 thousand, respectively, of inter-company revenue earned from services provided to DHCM. These amounts have been eliminated from the Consolidated Statements of Income.

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
As of September 30, 2011, the Company had working capital of approximately $23.3 million compared to $4.9 million at December 31, 2010. Working capital includes cash, securities owned and accounts receivable, net of all liabilities. The Company has no debt and its available working capital is expected to be sufficient to cover current expenses. The Company does not expect any material capital expenditures during 2011.
During the third quarter of 2007 the Board of Directors authorized management to repurchase up to 350,000 shares of the Company’s common stock. Under the program, the Company has repurchased a total 31,567 shares since third quarter 2007. In the current quarter, 15,462 shares were repurchased from certain employees in a private transaction at the Company’s closing price on September 30, 2011. The repurchase was executed under the agreement that the employees would invest the proceeds from such sale into one of the Company’s investment strategies in order to further align their interests with the Company’s clients.
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

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(in thousands, except per share data)	2011	2010	2011	2010
Net operating income, GAAP basis	$5,444	$4,199	$16,743	$12,230
Non-GAAP adjustments:
Tax provision excluding impact of investment return	2,100	1,510	6,315	4,438
Net operating income after tax, non-GAAP basis	3,344	2,689	10,428	7,792

Net operating income after tax per basic share, non-GAAP basis	$1.11	$0.97	$3.55	$2.83
Net operating income after tax per diluted share, non-GAAP basis	$1.11	$0.97	$3.55	$2.82

Basic weighted average shares outstanding, GAAP basis	3,006	2,779	2,937	2,758
Diluted weighted average shares outstanding, GAAP basis	3,006	2,779	2,937	2,759
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
There have been no changes in the Company’s internal control over financial reporting during the nine-month period ending September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The Company purchased 15,462 shares of its common stock during the nine months ended September 30, 2011. The following table sets forth information regarding the Company’s repurchase program of its common stock during the third quarter of fiscal year 2011:

			Total Number	Maximum Number
			of Cumulative Shares Purchased	of Shares That May
			as part of a Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans or
Period	Shares Purchased (2)	Paid Per Share	or Programs	Programs (1)
July 1, 2011 through July 31, 2011	—	—	16,105	333,895
August 1, 2011 through August 31, 2011	—	—	16,105	333,895
September 1, 2011 through September 30, 2011	15,462	$69.39	31,567	318,433

(1)
The Company’s current share repurchase program was announced on August 9, 2007. The board of directors authorized management to repurchase up to 350,000 shares of its common stock in the open market and in private transactions in accordance with applicable securities laws. The Company’s stock repurchase program is not subject to an expiration date.

(2)
In the current quarter 15,462 shares were repurchased from certain employees in a private transaction at the Company’s closing price on September 30, 2011. The repurchase was executed under the agreement that the employees would invest the proceeds from such sale into one of the Company’s investment strategies in order to further align their interests with the Company’s clients.

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
DIAMOND HILL INVESTMENT GROUP, INC.

Date	Title	Signature

October 28, 2011	President, Chief Executive Officer,	/s/ R. H. Dillon
	and a Director	R. H. Dillon

October 28, 2011	Chief Financial Officer, Treasurer,	/s/ James F. Laird
	and Secretary	James F. Laird