Form 10-K
period 2011-12-31
DIAMOND HILL INVESTMENT GROUP INC
filed 2012-03-09
CIK 909108

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Aggregate market value of the registrant’s common shares (the only common equity of the registrant) held by non-affiliates of the registrant, based on the closing price of $81.29 on June 30, 2011 on the NASDAQ Global Select Market was $181,168,747. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that the registrant’s executive officers and directors and persons holding five percent or more of the registrant’s common shares are affiliates.
3,084,982 Common Shares outstanding as of March 7, 2012.
Documents incorporated by reference: Portions of the registrant’s definitive proxy statement for the 2012 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this report.

Diamond Hill Investment Group, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2011
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
The Company sponsors, markets, and provides investment advisory and related services to various U.S. and foreign clients including mutual funds, separate accounts, and private investment funds. The Company’s principal source of revenue is investment advisory fee income earned pursuant to investment advisory contracts with its clients. This fee income is based primarily upon the net assets of the funds or separate accounts. The Company’s investment advisory revenue depends largely on the total value and composition of assets under management (“AUM”). Accordingly, fluctuations in financial markets and in the composition of AUM impact our revenues and results of operations.
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
Current portfolio strategies managed by DHCM include Small Cap, Small-Mid Cap, Large Cap, Select, Long-Short, Research Opportunities, Financial Long-Short, and Strategic Income. These strategies are available on a separately managed basis and/or through a mutual fund. The Long-Short strategy is also available through private investment funds that are offered to accredited and qualified investors in the United States and around the world. The Company believes its desire to grow AUM should never come before its fiduciary obligation to clients. Once the Company determines that the size of any of its strategies hinders its ability to either differentiate its product or add value for its clients, the Company will close those strategies to new clients, which may impact the Company’s ability to grow AUM. The Small Cap strategy was closed to new investors as of December 31, 2005 and re-opened on September 1, 2007. The Long-Short strategy was closed to new investors as of June 30, 2008 and re-opened on December 31, 2008.
Marketing
DHCM primarily generates business through wholesaling to financial intermediaries, including independent registered investment advisors, brokers, financial planners, investment consultants and third party marketing firms. In addition, DHCM actively markets its separately managed accounts directly to institutional plan sponsors.
Assets Under Management
As of December 31, 2011, AUM totaled $8.7 billion, a 1% increase from December 31, 2010. The following tables show AUM by product and investment objective for the dates indicated and a roll-forward of the change in AUM for the years ended December 31, 2011, 2010, and 2009:

	Assets Under Management by Product
	As of December 31,
(in millions)	2011	2010	2009
Mutual funds	$4,237	$4,198	$3,494
Sub-advised mutual funds	972	930	146
Separate accounts	3,294	3,284	2,423
Private investment funds	168	211	220

Total AUM	$8,671	$8,623	$6,283

	Assets Under Management
	by Investment Objective
	As of December 31,
(in millions)	2011	2010	2009
Small Cap	$932	$948	$625
Small-Mid Cap	277	196	146
Large Cap	4,885	4,631	2,654
Select (All Cap)	321	422	400
Long-Short	2,082	2,251	2,300
Strategic Income	174	175	158

Total AUM	$8,671	$8,623	$6,283

	Change in Assets Under Management
	For the Year Ended December 31,
(in millions)	2011	2010	2009
AUM at beginning of the year	$8,623	$6,283	$4,510
Net cash inflows (outflows)
mutual funds	77	467	(109)
sub-advised mutual funds	21	714	6
separate accounts	(74)	532	734
private investment funds	(21)	(15)	(52)

	3	1,698	579
Net market appreciation and income	45	642	1,194

Increase during the year	48	2,340	1,773

AUM at end of the year	$8,671	$8,623	$6,283

Diamond Hill Funds
The Diamond Hill Funds (the “Funds”) are used by over 12,600 financial representatives at over 1,300 financial intermediary firms. Below is a summary of the assets by distribution channel as of December 31, 2011, 2010, and 2009:

	Diamond Hill Funds
	Assets by Distribution Channel
	As of December 31,
(in millions)	2011	2010	2009
Registered investment advisors	$1,049	$1,080	$1,272
Independent broker/dealers	665	815	757
Wirehouse broker/dealers	674	775	824
Banks	927	797	43
Defined contribution	737	493	211
Other	145	192	348

Total	$4,197	$4,152	$3,455

Sub-advised mutual funds
Since 2009, DHCM has increased its sub-advised mutual funds relationships by $826 million. Sub-advised mutual funds are registered investment companies, where DHCM manages an allocated portion of the fund and has limited distribution responsibilities.
Institutional Accounts
DHCM develops institutional relationships for separately managed accounts through consultant relationships and directly with plan sponsors.
Growth Prospects
DHCM’s investment strategies have produced long-term investment returns that the Company views as strong and believes compare favorably to competitors. Investment returns have been a key driver in the success the Company has achieved in growing AUM.
As a result, the Company has continued to invest in marketing throughout 2011 in an effort to expand distribution. Such expenditures included:
•	adding business development and support staff;
•	attending and sponsoring key industry conferences; and
•	adding systems infrastructure to support client service and portfolio administration.

The cost of these efforts was significant, but the Company believes the cost will be proportional to the increase in revenue during future years. There can be no assurance that the Company’s marketing efforts will prove successful; however, given the strong investment results of the Funds and institutional composites, the Company believes the additional resources devoted to marketing are warranted.
Also recognizing that the Company’s primary responsibility is to clients, the Company will continue to invest in its investment team and close investment strategies to new investors when appropriate. Over the last three years, the Company substantially increased its equity investment team by growing the team from 25 at the end of 2008 to 30 at the end of 2011. Most of the additional investment team staff had been on the research team, which now totals 19.
The Company believes that one of the most important characteristics exhibited by the best investment firms is excellent investment returns for their clients over a long period of time. The Company is pleased that, during its history as an investment advisory firm, it has delivered what it believes are strong investment returns for its clients. However, the Company is mindful that if it fails to deliver acceptable investment returns in the future, its financial condition, results of operations and business growth will likely be negatively impacted. There are certain additional business risks that may prevent the Company from achieving the above growth prospects. These risks are detailed in Item 1A.
Fund Administration Activities
DHCM and Beacon Hill provide fund administration services to Diamond Hill Funds and other third party mutual fund companies. Fund administration services are broadly defined as portfolio and regulatory compliance, treasury and financial oversight, underwriting, and general oversight of other back-office services providers such as the custodian, fund accountant, and transfer agent. During the past several years, there has been continuing consolidation in the mutual fund servicing industry, whereby large financial services firms have purchased independent mutual fund service providers. Some of these larger financial services firms have made the decision not to offer statutory underwriting services to mutual funds, due to regulatory and other business conflicts. This consolidation, along with a growing desire for transparent and independent oversight of mutual fund financial reporting and compliance program activities, has provided opportunities in the marketplace for the Company to grow its fund administration services. During 2008, Beacon Hill completed the build out of its infrastructure and began operations. During 2009, 2010, and 2011, Beacon Hill continued to focus on growing its client base.
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
Corporate Investment Portfolio
The Company expects to hold investment positions in Diamond Hill Funds and its private investment funds.
Regulation
DHCM is registered with the SEC under the Investment Advisers Act of 1940 (the “Advisers Act”) and operates in a highly regulated environment. The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, recordkeeping requirements, operational requirements and disclosure obligations. All Diamond Hill Funds are registered with the SEC under the Investment Company Act of 1940 and are required to make notice filings with all states where they are offered for sale. Virtually all aspects of the Company’s investment management business are subject to various federal and state laws and regulations. BHIL is registered with the SEC as a broker/dealer and is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”).

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
Contractual Relationships with the Diamond Hill Funds
The Company is very dependent on its contractual relationships with the Funds. In the event the Company’s advisory or administration agreements with the Funds are terminated, not renewed, or amended to reduce fees, the Company would be materially and adversely affected. Generally, these agreements are terminable by either party upon 60 days written notice without penalty. The agreements are subject to annual approval by either (i) the board of trustees of the Funds or (ii) a vote of the majority of the outstanding voting securities of each Fund. The agreements automatically terminate in the event of their assignment by either the Company or the Fund. The Company generated approximately 61%, 66% and 69% of its 2011, 2010 and 2009 revenues, respectively, from its advisory and administrative contracts with the Funds, including 26%, 11%, and 10% from the advisory contracts with the Diamond Hill Long-Short Fund, Large Cap Fund, and Small Cap Fund, respectively, during 2011. The loss of the Long-Short Fund, Large Cap Fund, or Small Cap Fund contracts would have a material adverse effect on the Company. The Company considers its relationship with the Funds and their board of trustees to be good, and it has no reason to believe that these advisory or administration contracts will not be renewed in the future; however, there is no assurance that the Funds will choose to continue their relationships with the Company.
Employees
As of December 31, 2011, the Company and its subsidiaries employed 73 full-time equivalent employees. As of December 31, 2010, the comparable number was 74. The Company believes that its relationship with its employees is good and does not anticipate any material change in the number of employees.
SEC Filings
The Company maintains an Internet website at www.diamond-hill.com. Annual reports on Form 10-K, quarterly reports on Form 10-Q, XBRL instance documents, current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are made available free of charge, on or through the Company’s website, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The contents of the Company’s website are not incorporated into, or otherwise made a part of, this Annual Report on Form 10-K.

ITEM 1A.	Risk Factors
The Company’s future results of operations, financial condition, liquidity, and the market price of the Company’s common shares are subject to various risks, including those mentioned below and those that are discussed from time-to-time in the Company’s other periodic filings with the SEC. Investors should carefully consider these risks, along with the other information contained in this report, before making an investment decision regarding the Company’s common shares. There may be additional risks of which the Company is currently unaware, or which it currently considers immaterial. The occurrence of any of these risks could have a material adverse effect on the Company’s financial condition, results of operations, liquidity, and value of its common shares. Also see “Forward Looking Statements” within Item 1 of Part I of this Form 10-K.
Poor investment results of the Company’s products could affect its ability to attract new clients or reduce the amount of assets under management, potentially negatively impacting revenue and net income.
If the Company fails to deliver acceptable investment results for its clients, both in the short and long term, it will likely experience diminished investor interest and potentially a diminished level of AUM.
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
Substantially all revenue for the Company is calculated as a percentage of AUM or is based on the general performance of the equity securities market. A decline in securities prices (such as that experienced during the last half of 2008 and first quarter of 2009) or in the sale of investment products, or an increase in fund redemptions, generally would reduce fee income. Financial market declines would generally negatively impact the level of the Company’s AUM and consequently its revenue and net income. A recession or other economic or political events, both in the United States as well as globally, could also adversely impact the Company’s revenue, if such events led to a decreased demand for products, a higher redemption rate, or a decline in securities prices.
The investment results and/or the growth in the Company’s AUM may be constrained if appropriate investment opportunities are not available or if the Company closes certain of its portfolios.
The Company’s ability to deliver strong investment results depends in large part on its ability to identify appropriate investment opportunities in which to invest client assets. If the Company is unable to identify sufficient investment opportunities for existing and new client assets on a timely basis, its investment results could be adversely affected. The risk that appropriate investment opportunities may be unavailable is influenced by a number of factors, including general market conditions, and is likely to increase if the Company’s AUM increases rapidly. In addition, if the Company determines that sufficient investment opportunities are not available for a portfolio strategy, or the Company believes that in order to continue to produce attractive returns from a portfolio, the Company will consider closing the portfolio to new investors. If the Company misjudges the point at which it would be optimal to close a portfolio, the investment results of the portfolio could be negatively impacted.
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
The Company depends on third-party distribution sources to market its portfolios and access its client base.
The Company’s ability to attract additional assets to manage is dependent on the Company’s access to third-party intermediaries. The Company gains access to mutual fund investors and some retail and institutional clients through third parties, including mutual fund platforms and financial intermediaries. The Company compensates intermediaries for access to investors and for various services provided. These distribution sources and client bases may not continue to be accessible to the Company for reasonable terms, or at all. Limiting or the total absence of such access could have an adverse effect on the Company’s results of operations. The recent economic downturn and consolidation in the broker-dealer industry may lead to reduced distribution access and increases in fees the Company is required to pay to intermediaries. If such increased fees should be required, refusal to pay them could restrict the Company’s access to those client bases while paying them could adversely affect the Company’s profitability.
A significant portion of the Company’s revenues are based on contracts with the Diamond Hill Funds that are subject to termination without cause and on short notice.
The Company is very dependent on its contractual relationships with the Funds. In the event the Company’s advisory or administration agreements with the Funds are terminated, not renewed, or amended to reduce fees, the Company would be materially and adversely affected. Generally, these agreements are terminable by either party upon 60 days written notice without penalty. The agreements are subject to annual approval by either (i) the board of trustees of the Funds or (ii) a vote of the majority of the outstanding voting securities of each Fund. The agreements automatically terminate in the event of their assignment by either the Company or the Fund. The Company generated approximately 61%, 66% and 69% of its 2011, 2010 and 2009 revenues, respectively, from its advisory and administrative contracts with the Funds, including 26%, 11%, and 10% from the advisory contracts with the Diamond Hill Long-Short Fund, Large Cap Fund, and Small Cap Fund, respectively, during 2011. The loss of the Long-Short Fund, Large Cap Fund, or Small Cap Fund contracts would have a material adverse effect on the Company. The Company considers its relationship with the Funds and their board of trustees to be good, and it has no reason to believe that these advisory or administration contracts will not be renewed in the future; however, there is no assurance that the Funds will choose to continue their relationships with the Company.
Operational risks may disrupt the Company’s business, result in losses or limit the Company’s growth.
The Company is dependent on the capacity and reliability of the communications, information and technology systems supporting its operations, whether developed, owned and operated by the Company or by third parties. Operational risks such as trading or operational errors or interruption of our financial, accounting, trading, compliance and other data processing systems could result in a disruption of the Company’s business, liability to clients, regulatory intervention or reputational damage, and thus adversely affect the Company’s business.

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
The Company leases approximately 25,500 square feet of office space at two locations in Columbus, Ohio.
The Company does not own any real estate or interests in real estate.

ITEM 3.	Legal Proceedings
From time to time, the Company is party to ordinary routine litigation that is incidental to its business. The Company believes these claims will not have a material adverse effect on its financial condition, liquidity or results of operations.

ITEM 4.	Mine Safety Disclosures
Done.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The following performance graph compares the total shareholder return of an investment in the Company’s common shares to that of the Russell Microcap® Index, and to a peer group index of publicly traded asset management firms for the five-year period ending on December 31, 2011. The graph assumes that the value of the investment in the Company’s common shares and each index was $100 on December 31, 2006. Total return includes reinvestment of all dividends. The Russell Microcap® Index makes up less than 3% of the U.S. equity market and is a market-value-weighted index of the smallest 1,000 securities in the small-cap Russell 2000® Index plus the next 1,000 smallest securities. Peer Group returns are weighted by the market capitalization of each firm at the beginning of the measurement period. The historical information set forth below is not necessarily indicative of future performance. Diamond Hill does not make or endorse any predictions as to future stock performance.

	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Diamond Hill Investment Group, Inc.	100	87	89	102	136	149
Russell Microcap® Index	100	92	55	71	91	83
Peer Group*	100	107	39	60	69	53

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

The Company’s common shares trade on the NASDAQ Global Select Market under the symbol DHIL. The following table sets forth the high and low sales prices during each quarter of 2011 and 2010:

	2011			2010
	High	Low	Dividend	High	Low	Dividend
	Price	Price	Per Share	Price	Price	Per Share
Quarter ended:
March 31	$80.00	$67.16	$—	$74.84	$54.58	$—
June 30	$82.90	$77.00	$—	$82.49	$55.88	$—
September 30	$84.96	$65.10	$—	$74.95	$50.52	$—
December 31	$81.52	$60.32	$5.00	$86.15	$68.86	$13.00
Due to the relatively low volume of traded shares, quoted prices cannot be considered indicative of any viable market for such shares. During the years ended December 31, 2011 and 2010, approximately 2,429,600 and 2,025,600, respectively, of the Company’s common shares were traded. The dividends indicated above were special dividends. The Company has not paid regular quarterly dividends in the past, and has no present intention of paying regular dividends in the future. The approximate number of registered holders of record of the Company’s common shares at December 31, 2011 was 238.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Company purchased 15,462 of its common shares during the third quarter of 2011. There were no other purchases of the Company’s common shares during the year ended December 31, 2011. The following table sets forth information regarding the Company’s repurchase program of its common shares during the fourth quarter of fiscal year 2011:

			Cumulative Number	Maximum Number
			of Shares Purchased	of Shares That May
			as part of a Publicly	Yet Be Purchased
	Total Number	Average Price	Announced Plans	Under the Plans or
Period	of Shares Purchased	Paid Per Share	or Programs	Programs (1)
October 1, 2011 through October 31, 2011	—	—	31,567	318,433

November 1, 2011 through November 30, 2011	—	—	31,567	318,433

December 1, 2011 through December 31, 2011	—	—	31,567	318,433

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

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
Income Statement Data (in thousands):
Total revenues	$63,838	$56,704	$43,562	$47,019	$41,308
Compensation and related costs	32,875	30,991	24,114	26,120	20,007
Other expenses	7,902	7,240	7,336	7,170	7,223
Total expenses	40,777	38,231	31,450	33,290	27,230
Net operating income	23,061	18,473	12,112	13,729	14,078
Net income	14,353	12,402	11,374	3,276	9,932

Operating profit margin	36.1%	32.6%	27.8%	29.2%	34.1%

Per Share Information:
Basic earnings	$4.86	$4.48	$4.40	$1.36	$4.61
Diluted earnings	4.86	4.48	4.40	1.36	4.39
Cash dividend declared	5.00	13.00	10.00	10.00	—

Weighted Average Shares Outstanding
Basic	2,951,751	2,766,741	2,582,998	2,400,142	2,155,829
Diluted	2,951,751	2,767,895	2,587,751	2,408,476	2,264,234

	At December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data (in thousands):
Total assets	$37,720	$28,566	$40,505	$44,540	$53,284
Long-term debt	—	—	—	—	—
Shareholders equity	18,050	7,498	22,981	30,246	39,308

Assets Under Management (in millions)	$8,671	$8,623	$6,283	$4,510	$4,403
Net Client Flows (in millions)	3	1,698	579	1,977	602

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this section, the Company discusses and analyzes the consolidated results of operations for the past three fiscal years and other factors that may affect future financial performance. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Selected Financial Data contained in this Form 10-K.
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

Revenues are highly dependent on both the value and composition of AUM. The following is a summary of the Company’s AUM by product and a roll-forward of the change in AUM for the years ended December 31, 2011, 2010, and 2009:

	Assets Under Management by Product
	As of December 31,
(in millions)	2011	2010	2009
Mutual funds	$4,237	$4,198	$3,494
Sub-advised funds	972	930	146
Separate accounts	3,294	3,284	2,423
Private investment funds	168	211	220

Total AUM	$8,671	$8,623	$6,283

	For the Year Ended December 31,
(in millions)	2011	2010	2009
AUM at beginning of the year	$8,623	$6,283	$4,510
Net cash inflows (outflows)
mutual funds	77	467	(109)
sub-advised mutual funds	21	714	6
separate accounts	(74)	532	734
private investment funds	(21)	(15)	(52)

	3	1,698	579
Net market appreciation and income	45	642	1,194

Increase during the year	48	2,340	1,773

AUM at end of the year	$8,671	$8,623	$6,283

Consolidated Results of Operations
The following is a discussion of the consolidated results of operations of the Company and a detailed discussion of the Company’s revenues and expenses.

(in thousands, except per share data)	2011	2010	% Change	2010	2009	% Change
Net operating income	$23,061	$18,473	25%	$18,473	$12,112	53%
Net operating income after tax(a)	$14,394	$11,643	24%	$11,643	$7,867	48%
Net income	$14,353	$12,402	16%	$12,402	$11,374	9%

Net operating income after tax per share(a)
Basic	$4.88	$4.21	16%	$4.21	$3.05	38%
Diluted	$4.88	$4.21	16%	$4.21	$3.04	38%

Net income per share
Basic	$4.86	$4.48	8%	$4.48	$4.40	2%
Diluted	$4.86	$4.48	8%	$4.48	$4.40	2%

Operating profit margin	36.1%	32.6%	NM	32.6%	27.8%	NM

(a)
— Net operating income after tax, which is a non-GAAP performance measure, is reconciled to net operating income in “Use of Supplemental Data as Non-GAAP Performance Measure” on page 19 of this report.

Year Ended December 31, 2011 compared with Year Ended December 31, 2010
The Company posted net income of $14.3 million ($4.86 per diluted share) for the year ended December 31, 2011, compared with net income of $12.4 million ($4.48 per diluted share) for the year ended December 31, 2010. While net income increased $1.9 million, revenue for the period increased $7.1 million offset by a $2.6 million increase in operating expenses, a $1.2 million decrease in net investment return, and a $1.3 million increase in the income tax provision from 2010 to 2011. Operating profit margin increased to 36.1% for 2011 from 32.6% for 2010. The Company expects that its operating margin will fluctuate from year to year based on various factors including revenues; investment results; employee performance; staffing levels; development of investment strategies, products, or channels; and industry comparisons.

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
Revenue

(in thousands)	2011	2010	% Change	2010	2009	% Change
Investment advisory	$56,016	$49,249	14%	$49,249	$37,472	31%
Mutual fund administration, net	7,822	7,455	5%	7,455	6,090	22%

Total	63,838	56,704	13%	56,704	43,562	30%

Revenue for the Year Ended December 31, 2011 compared with Year Ended December 31, 2010
As a percent of total 2011 revenues, investment advisory fees accounted for 88% and mutual fund administration fees made up the remaining 12%. This compared to 87% and 13%, respectively, for 2010.
Investment Advisory Fees. Investment advisory fees increased by $6.8 million, or 14%. Investment advisory fees are calculated as a percentage of average net AUM at various levels depending on the investment product. The Company’s average advisory fee rate for 2011 was 0.63% compared to 0.70% in 2010. The decrease in the average advisory fee rate is due to a continued change in the overall composition of AUM first seen during 2008, where long-short strategies, which pay a higher advisory fee rate, made up 24% of total AUM as of fourth quarter 2011 compared to 35% of total AUM as of first quarter 2010 while long only strategies, which pay a lower advisory fee rate, made up 60% of total AUM as of fourth quarter 2011 compared to 50% of total AUM as of first quarter 2010. Further contributing to the decrease in the average advisory rate is the large cap fee reduction where the Company voluntarily lowered the investment advisory fee it charges on the Diamond Hill Large Cap Fund and certain large cap separate accounts by 0.05% effective October 1, 2011. The large cap strategy fees were reduced to better align the Company’s investment advisory fees with its investment management goals. Despite the 0.07% decrease in the average advisory fee rate during 2011 compared to 2010, the fee rate was being charged on a greater asset base as the average AUM increased 26% during the year compared to 2010 resulting in an increase in the overall fees earned during 2011. The Company anticipates the average advisory fee rate to continue to decrease throughout 2012 based upon the full year impact of the large cap strategy fee reduction.
Mutual Fund Administration Fees. Mutual fund administration fees increased $367 thousand, or 5%, during 2011. Mutual fund administration fees include administration fees received from Diamond Hill Funds, which are calculated as a percentage of average mutual fund AUM, and all Beacon Hill fee revenue. The increase in the mutual fund administration fee is due to a 11% increase in average mutual fund AUM from $3.8 billion for the year ended December 31, 2010 to $4.2 billion for the year ended December 31, 2011 offset by a decrease in the overall blended net administration fee rate from 0.17% for the year ended December 31, 2010 to 0.15% for the year ended December 31, 2011.

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
Expenses

(in thousands)	2011	2010	% Change	2010	2009	% Change
Compensation and related costs	$32,875	$30,991	6%	$30,991	$24,114	29%
General and administrative	4,425	3,409	30%	3,409	3,133	9%
Sales and marketing	1,145	854	34%	854	751	14%
Third party distribution	828	1,036	-20%	1,036	1,112	-7%
Mutual fund administration	1,504	1,941	-23%	1,941	2,340	-17%

Total	40,777	38,231	7%	38,231	31,450	22%

Expenses for the Year Ended December 31, 2011 compared with Year Ended December 31, 2010
Compensation and Related Costs. Employee compensation and benefits increased by $1.9 million, or 6%, primarily due to an increase of $1.7 million in incentive compensation during 2011 consistent with fluctuations in AUM during the year and the associated increase in operating income. In addition, salaries and related benefits increased $180 thousand due to increases in the costs of benefits along with fluctuations in staffing levels during the year.
General and Administrative. General and administrative expenses increased by $1.0 million, or 30%, from 2010 to 2011. This increase is primarily due to additional research expenses to support the Company’s investment team, the implementation of new systems and other information technology expenses, increased product development expenses, and expansion of the Company’s office space.
Sales and Marketing. Sales and marketing expenses increased by $291 thousand, or 34%, from 2010 to 2011. This increase was primarily due to a continued increased presence at industry conferences and an overall increase in travel and other expenses related to business development and retention efforts during the year.

Third Party Distribution. Third party distribution expense represents payments made to intermediaries related to sales of the Company’s investment products. This expense directly correlated with investments in the Company’s private investment funds. The period over period increase or decrease directly corresponds to the increase or decrease in investment advisory fees earned by the Company related to those products.
Mutual Fund Administration. Mutual fund administration expenses decreased by $437 thousand, or 23%, from 2010 to 2011. The majority of mutual fund administration fees are variable based upon the amount of mutual fund AUM. Despite an overall increase in average mutual fund AUM by 11% from 2010 to 2011, the decrease in mutual fund administration expense was primarily due to third party service provider fee reduction effective during fourth quarter 2010 and a further fee reduction during fourth quarter 2011.
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

Beacon Hill Fund Services
Beacon Hill has been staffed with 11 full-time equivalent employees as of December 31, 2011 and 13 full-time equivalent employees as of December 31, 2010, and provides compliance, treasurer, and other fund administration services to mutual fund clients and their investment advisers. In addition, through its registered broker/dealer, Beacon Hill also serves as the underwriter for a number of mutual funds. The following is a summary of Beacon Hill’s results for the year ended December 31, 2011 compared to 2010 and 2009, excluding 12b-1 / service fees and commission revenue and expenses, which net to zero:

	For the Year Ended
	December 31,
(in thousands)	2011	2010	2009
Revenue[1]	$1,789	$1,588	$1,024
Expenses	2,259	2,128	1,661

Net loss	$(470)	$(540)	$(637)

[1]
Beacon Hill’s 2011, 2010, and 2009 revenue includes $517 thousand, $512 thousand, and $146 thousand, respectively, of inter-company revenue earned from services provided to DHCM. These amounts have been eliminated from the Consolidated Statements of Income.

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
As of December 31, 2011, the Company had working capital of approximately $14.0 million compared to $4.9 million at December 31, 2010. Working capital includes cash, securities owned and accounts receivable, net of all liabilities. On December 1, 2011, the Company’s board of directors declared a $5 per share dividend payable on December 19, 2011 to shareholders of record on December 12, 2011. The payment of the special cash dividend reduced the Company’s working capital balance. The Company has no debt, and believes its available working capital is sufficient to cover current expenses. The Company does not expect any material capital expenditures during 2012.
The Company has paid out special dividends totaling $38 per share from 2008 through 2011. These special dividends in total reduced shareholders’ equity by $102 million over the past four years. The 2011 special dividend reduced shareholders’ equity by $14.9 million. It was a qualified dividend for tax purposes and was recorded as a reduction of retained earnings, which contributed to the accumulated deficit of $20.4 million as of December 31, 2011. The Company’s accumulated deficit is not expected to impact its future ability to operate given its continuing profitability and strong cash and financial position. The 2010 special dividend reduced shareholders’ equity by $36.3 million and was recorded through retained earnings generating an accumulated deficit of $19.8 million as of December 31, 2010. The 2009 special dividend reduced shareholders’ equity by $26.2 million and was recorded through retained earnings. A portion of the 2010 and 2009 dividend was a return of capital for tax purposes and the Company elected to record each dividend as a reduction of retained earnings. The 2008 special dividend reduced shareholders’ equity by $24.4 million and was recorded through common stock as 100% of this dividend represented a return of capital to shareholders.
Operating activities during 2011 provided cash flows of $21.8 million, including net income of $14.3 million, compared to cash flows of $25.1 million in 2010, including net income of $12.4 million. Net cash provided by investing activities totaled $2.9 million, compared to net cash provided in investing activities of $4.6 million in 2010. Capital spending for property and equipment increased to $253 thousand in 2011, an increase of $191 thousand from 2010, and proceeds from the sales of investments decreased to $4.1 million in 2011, a decrease of $1.9 million from 2010. Net cash used in financing activities was $15.2 million in 2011, compared to net cash used by financing activities of $35.5 million in 2010. Cash used in financing activities in 2011 consists of $14.9 million special dividend payment and $1.0 million in common stock repurchases, offset by proceeds from common stock issuances compared to a $36.3 million special dividend payment in 2010 being offset by proceeds from common stock issuances. There were no common stock repurchases during 2010.

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
Selected Quarterly Information
Unaudited quarterly results of operations for the years ended December 31, 2011 and 2010 is summarized below:

	At or For the Quarter Ended
	2011				2010
(in thousands, except per share data)	12/31	09/30	06/30	03/31	12/31	09/30	06/30	03/31
Assets under management (in millions)	$8,671	$7,719	$9,186	$9,250	$8,623	$7,080	$6,482	$6,876
Total revenue	15,190	15,370	16,828	16,450	15,516	14,043	13,754	13,391
Total operating expenses	8,873	9,926	10,977	11,001	9,272	9,844	9,652	9,462

Operating income	6,317	5,444	5,851	5,449	6,244	4,199	4,102	3,929

Investment return	781	(1,309)	90	371	974	1,170	(1,184)	245

Net income	$4,453	$2,539	$3,729	$3,632	$4,464	$3,438	$1,830	$2,670

Diluted EPS	$1.49	$0.84	$1.26	$1.28	$1.60	$1.24	$0.66	$0.98

Diluted shares outstanding	2,994	3,006	2,967	2,838	2,794	2,779	2,774	2,721

Contractual Obligations
The following table presents a summary of the Company’s future obligations under the terms of an operating lease and other contractual purchase obligations at December 31, 2011. Other purchase obligations include contractual amounts that will be due for the purchase of services to be used in the Company’s operations such as mutual fund sub-administration and portfolio accounting software. These obligations may be cancelable at earlier times than those indicated and, under certain conditions, may involve termination fees. Because these obligations are of a normal recurring nature, the Company expects that it will fund them from future cash flows from operations. The information presented does not include operating expenses or capital expenditures that will be committed in the normal course of operations in 2012 and future years:

		Payments Due by Period
(in thousands)	Total	2012	2013-2014	2015-2016	Later
Operating lease obligations	$1,889	$440	$814	$635	$—
Purchase obligations	4,545	2,142	2,387	16	—

Total	$6,434	$2,582	$3,201	$651	$—

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

	Year Ended December 31,
(in thousands, except per share data)	2011	2010	2009
Net operating income, GAAP basis	$23,061	$18,473	$12,112
Non-GAAP adjustments:
Tax provision excluding impact of investment return	8,667	6,830	4,245

Net operating income after tax, non-GAAP basis	$14,394	$11,643	$7,867

Net operating income after tax per basic share, non-GAAP basis	$4.88	$4.21	$3.05
Net operating income after tax per diluted share, non-GAAP basis	$4.88	$4.21	$3.04

Basic weighted average shares outstanding, GAAP basis	2,952	2,767	2,583
Diluted weighted average shares outstanding, GAAP basis	2,952	2,768	2,588
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
The table below summarizes the Company’s market risks as of December 31, 2011, and shows the effects of a hypothetical 10% increase and decrease in equity and bond investments.

		Fair Value Assuming	Fair Value Assuming
	Fair Value as of	a Hypothetical 10%	a Hypothetical 10%
	December 31, 2011	Increase	Decrease
Equity investments	$8,011,205	$8,812,326	$7,210,085
Bond investments	197,284	217,012	177,556

Total	$8,208,489	$9,029,338	$7,387,641

ITEM 8.	Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Shareholders and Board of Directors of
Diamond Hill Investment Group, Inc.:
We have audited the accompanying consolidated balance sheet of Diamond Hill Investment Group, Inc. and its subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying financial statements. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diamond Hill Investment Group, Inc. and its subsidiaries as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Diamond Hill Investment Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ Plante & Moran, PLLC
Columbus, Ohio
March 7, 2012

Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$15,242,768	$5,775,526
Investment portfolio	8,208,489	11,527,060
Accounts receivable	10,295,723	8,695,103
Prepaid expenses	920,460	787,033
Furniture and equipment, net of depreciation, and other assets	829,781	907,670
Income tax receivable	139,696	—
Deferred taxes	2,083,402	873,474

Total assets	$37,720,319	$28,565,866

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$2,895,504	$3,432,868
Accrued incentive compensation	16,774,457	16,779,461
Income tax payable	—	855,285

Total liabilities	19,669,961	21,067,614

Commitments and contingencies	—	—

Shareholders’ Equity
Common stock, no par value 7,000,000 shares authorized; 2,995,814 issued and outstanding at December 31, 2011; 2,795,683 issued and outstanding at December 31, 2010	49,995,622	34,423,011
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred compensation	(11,539,632)	(7,137,729)
Retained earnings/(Accumulated deficit)	(20,405,632)	(19,787,030)

Total shareholders’ equity	18,050,358	7,498,252

Total liabilities and shareholders’ equity	$37,720,319	$28,565,866

Book value per share	$6.03	$2.68

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income

	Year Ended December 31,
	2011	2010	2009
REVENUES:
Investment advisory	$56,016,708	$49,248,586	$37,472,407
Mutual fund administration, net	7,821,766	7,455,537	6,089,979

Total revenue	63,838,474	56,704,123	43,562,386

OPERATING EXPENSES:
Compensation and related costs	32,874,606	30,990,572	24,113,631
General and administrative	4,425,031	3,408,981	3,133,359
Sales and marketing	1,145,229	853,851	751,040
Third party distribution	828,490	1,036,231	1,112,460
Mutual fund administration	1,504,005	1,941,160	2,339,544

Total operating expenses	40,777,361	38,230,795	31,450,034

NET OPERATING INCOME	23,061,113	18,473,328	12,112,352

Investment return	(66,664)	1,205,194	5,398,636

INCOME BEFORE TAXES	22,994,449	19,678,522	17,510,988

Income tax provision	(8,641,481)	(7,276,081)	(6,137,045)

NET INCOME	$14,352,968	$12,402,441	$11,373,943

Earnings per share
Basic	$4.86	$4.48	$4.40

Diluted	$4.86	$4.48	$4.40

Weighted average shares outstanding
Basic	2,951,751	2,766,741	2,582,998

Diluted	2,951,751	2,767,895	2,587,751

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Shareholders’ Equity

	Shares	Common	Deferred	Retained Earnings
	Outstanding	Stock	Compensation	(Accumulated Deficit)	Total
Balance at January 1, 2009	2,447,299	$16,233,501	$(4,908,215)	$18,920,601	$30,245,887
Issuance of restricted stock grants	78,092	4,836,595	(4,836,595)	—	—
Amortization of restricted stock grants	—	—	1,674,113	—	1,674,113
Issuance of stock grants	135,313	5,032,290	—	—	5,032,290
Issuance of common stock related to 401k plan match	15,610	758,459	—	—	758,459
Tax benefit from equity transactions	—	134,741	—	—	134,741
Payment of taxes withheld related to vested restricted stock grants	(2,737)	(140,602)	—	—	(140,602)
Exercise of options/warrants for common stock	4,000	67,500	—	—	67,500
Dividend Paid of $10.00 per share	—	—	—	(26,165,624)	(26,165,624)
Net income	—	—	—	11,373,943	11,373,943

Balance at December 31, 2009	2,677,577	$26,922,484	$(8,070,697)	$4,128,920	$22,980,707

Issuance of restricted stock grants	20,753	1,458,898	(1,458,898)	—	—
Amortization of restricted stock grants	—	—	2,391,866	—	2,391,866
Issuance of stock grants	83,611	5,182,983	—	—	5,182,983
Issuance of common stock related to 401k plan match	13,631	897,842	—	—	897,842
Tax benefit from equity transactions	—	84,375	—	—	84,375
Payment of taxes withheld related to vested restricted stock grants	(1,889)	(146,071)	—	—	(146,071)
Exercise of options/warrants for common stock	2,000	22,500	—	—	22,500
Cash Dividend Paid of $13.00 per share	—	—	—	(36,318,391)	(36,318,391)
Net income	—	—	—	12,402,441	12,402,441

Balance at December 31, 2010	2,795,683	$34,423,011	$(7,137,729)	$(19,787,030)	$7,498,252

Issuance of restricted stock grants	109,333	8,686,586	(8,686,586)	—	—
Amortization of restricted stock grants	—	—	3,742,909	—	3,742,909
Issuance of stock grants	103,899	7,691,800	—	—	7,691,800
Issuance of common stock related to 401k plan match	12,754	960,888	—	—	960,888
Tax benefit from equity transactions	—	7,007	—	—	7,007
Payment of taxes withheld related to vested restricted stock grants	(2,025)	(158,988)	—	—	(158,988)
Forfeiture of restricted stock grants	(8,368)	(541,774)	541,774	—	—
Repurchase of common stock	(15,462)	(1,072,908)	—	—	(1,072,908)
Cash Dividend Paid of $5.00 per share	—	—	—	(14,971,570)	(14,971,570)
Net income	—	—	—	14,352,968	14,352,968

Balance at December 31, 2011	2,995,814	$49,995,622	$(11,539,632)	$(20,405,632)	$18,050,358

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$14,352,968	$12,402,441	$11,373,943
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation on furniture and equipment	330,971	326,529	268,572
Stock-based compensation	3,972,725	2,571,702	1,854,187
(Increase) decrease in accounts receivable	(1,600,620)	1,448,901	(4,804,446)
Change in deferred income taxes	(1,221,328)	(382,227)	1,438,658
Investment gain/loss, net	111,078	167,495	(4,055,840)
Increase in accrued liabilities	6,919,616	8,449,814	7,323,481
Other changes in assets and liabilities	(1,110,001)	148,913	3,599,790

Net cash provided by operating activities	21,755,409	25,133,568	16,998,345

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(253,082)	(62,529)	(604,928)
Cost of investments purchased and other portfolio activity	(925,507)	(1,314,588)	(9,149,453)
Proceeds from sale of investments	4,133,000	6,050,000	13,960,937

Net cash provided by investing activities	2,954,411	4,672,883	4,206,556

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for repurchase of common shares	(1,072,908)	—	—
Payment of taxes withheld on employee stock transactions	(158,988)	(146,071)	(140,602)
Proceeds from common stock issuance	960,888	920,343	825,959
Payment of dividends	(14,971,570)	(36,318,391)	(26,165,624)

Net cash used in financing activities	(15,242,578)	(35,544,119)	(25,480,267)

CASH AND CASH EQUIVALENTS
Net change during the year	9,467,242	(5,737,668)	(4,275,366)
At beginning of year	5,775,526	11,513,194	15,788,560

At end of year	$15,242,768	$5,775,526	$11,513,194

Supplemental cash flow information:
Interest paid	$—	$—	$—
Income taxes paid	10,849,000	7,444,300	2,625,900

Supplemental disclosure of non-cash transactions:
Common stock issued as incentive compensation	7,461,984	5,003,146	4,852,216

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Notes to Consolidated Financial Statements
Note 1 Business and Organization
Diamond Hill Investment Group, Inc. (the “Company”) derives its consolidated revenues and net income primarily from investment advisory and fund administration services. The Company has four operating subsidiaries.
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
Note 2 Significant Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses for the periods. Actual results could differ from those estimates. Certain prior year amounts and disclosures have been reclassified to conform to the current year financial presentation. Book value per share is computed by dividing total shareholders’ equity by the number of shares issued and outstanding at the end of the measurement period. The following is a summary of the Company’s significant accounting policies:
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

Note 2 Significant Accounting Policies (Continued)
Accounts Receivable
Accounts receivable are recorded when they are due and are presented in the balance sheet, net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of those individuals or entities that owe the receivable. No allowance for doubtful accounts was deemed necessary at December 31, 2011 or 2010.
Valuation of Investment Portfolio
Investments held by the Company are valued based upon the definition of Level 1 inputs and Level 2 inputs. Level 1 inputs are defined as fair values which use quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are defined as quoted prices in markets that are not considered to be active for identical assets or liabilities, quoted prices in active markets for similar assets or liabilities, and inputs other than quoted prices that are directly observable or indirectly through corroboration with observable market data. The following table summarizes the Company’s investments valued based upon Level 1 and Level 2 inputs as of December 31, 2011 and 2010:

	As of December 31,
	2011	2010
Level 1 Inputs	$1,230,560	$1,265,998
Level 2 Inputs	6,977,929	10,261,062
Level 1 investments are all registered investment companies (mutual funds). Level 2 investments are all limited partnerships. There have been no transfers in or out of the levels.
The changes in market values on the investments are recorded in the Consolidated Statements of Income as investment returns.
Limited Partnership Interests
DHCM is the managing member of Diamond Hill General Partner, LLC, the General Partner of Diamond Hill Investment Partners, LP (“DHIP”), Diamond Hill Investment Partners II, LP (“DHIP II”), Diamond Hill Research Partners, LP (“DHRP”), and Diamond Hill Research Partners — International, LP (“DHRPI”), collectively (the “Partnerships”), each a limited partnership whose underlying assets consist of marketable securities.
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

Note 2 Significant Accounting Policies (Continued)
Limited Partnership Interests (Continued)
Several board members, officers and employees of the Company invest in DHIP, DHIP II, and DHRP through Diamond Hill General Partner, LLC. These individuals receive no remuneration as a result of their personal investment in the Partnerships. The capital of Diamond Hill General Partner, LLC is not subject to a management fee or an incentive fee.
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

	As Of December 31,
	2011	2010	2009
AUM — Contractual Period Ends Quarterly	$89,070,421	$108,671,900	$108,974,458
AUM — Contractual Period Ends Annually	81,362,029	175,231,841	196,469,025

Total AUM Subject to Performance Incentive	$170,432,450	$283,903,741	$305,443,483

	For The Year Ending December 31,
	2011	2010	2009
Performance Incentive Fees — Method 1	$2,597	$217,588	$1,050,895
Performance Incentive Fees — Method 2	2,597	217,588	1,262,922

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
Beacon Hill has underwriting and administrative service agreements with certain clients, including registered mutual funds. The fee arrangements vary from client to client based upon services provided and are recorded as revenue under Mutual Fund Administration on the Consolidated Statements of Income. Part of Beacon Hill’s role as underwriter is to act as an agent on behalf of its mutual fund clients to receive 12b-1/service fees and commission revenue and facilitate the payment of those fees and commissions to third parties who provide services to the funds and their shareholders. The amount of 12b-1/service fees and commissions are determined by each mutual fund client and Beacon Hill bears no financial risk related to these services. As a result, 12b-1/service fees and commission revenue have been recorded net of the expense payments to third parties as it is the appropriate accounting treatment for this agency relationship.

Note 2 Significant Accounting Policies (Continued)
Revenue Recognition — Mutual Fund Administration (Continued)
Mutual fund administration gross and net revenue are summarized below:

	Year Ended December 31,
	2011	2010	2009
Mutual fund administration:
Administration revenue, gross	$11,617,140	$10,940,041	$9,257,464
12b-1/service fees and commission revenue received from fund clients	7,058,471	8,122,268	5,260,383
12b-1/service fees and commission expense payments to third parties	(7,058,471)	(8,122,268)	(5,260,383)
Fund related expense	(3,830,977)	(3,554,156)	(3,141,229)

Revenue, net of fund related expenses	7,786,163	7,385,885	6,116,235

DHCM C-Share financing:
Broker commission advance repayments	352,740	619,490	763,383
Broker commission amortization	(317,137)	(549,838)	(789,639)

Financing activity, net	35,603	69,652	(26,256)

Mutual fund administration revenue, net	$7,821,766	$7,455,537	$6,089,979

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
The Company has analyzed its tax positions taken on federal income tax returns for all open tax years (tax years ended December 31, 2008 through 2011) to determine any uncertainty in income taxes and has recognized no adjustment in the net asset or liability.
Earnings Per Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options and warrants were exercised. At December 31, 2011, there were no options or warrants outstanding.

Note 3 Investment Portfolio
As of December 31, 2011, the Company held investments worth $8.2 million and an estimated cost basis of $5.3 million. The following table summarizes the market value of these investments for the last two fiscal years:

	As of December 31,
	2011	2010
Diamond Hill Small Cap Fund	$189,042	$211,301
Diamond Hill Small-Mid Cap Fund	203,571	217,915
Diamond Hill Large Cap Fund	213,110	210,413
Diamond Hill Select Fund	214,833	221,491
Diamond Hill Long-Short Fund	212,720	206,312
Diamond Hill Strategic Income Fund	197,284	198,566
Diamond Hill Investment Partners, L.P.	156,122	1,177,098
Diamond Hill Investment Partners II, L.P.	131,203	1,155,022
Diamond Hill Research Partners, L.P.	5,770,874	7,928,942
Diamond Hill Research Partners — International, L.P.	919,730	—

Total Investment Portfolio	$8,208,489	$11,527,060

DHCM is the managing member of the Diamond Hill General Partner LLC, which is the General Partner of the Partnerships. The underlying assets of the Partnerships are cash and marketable equity securities. Summary financial information, including the Company’s carrying value and income from the Partnerships is as follows:

	As of December 31,
	2011	2010	2009
Total partnership assets	$130,880,368	$173,007,238	$188,716,374
Total partnership liabilities	21,570,822	32,855,190	40,583,059

Net partnership assets	109,309,546	140,152,048	148,133,315
DHCM’s portion of net assets	6,977,929	10,261,062	12,321,797

	For the Year Ended December 31,
	2011	2010	2009
Net partnership income (loss)	(11,007,617)	4,486,719	35,193,357
DHCM’s portion of net income (loss)	(75,082)	939,265	4,634,391
DHCM’s income from the Partnerships includes its pro-rata capital allocation and its share of an incentive allocation, if any, from the limited partners.
Note 4 Capital Stock
Common Shares
The Company has only one outstanding class of securities, Common Shares.
Authorization of Preferred Shares
The Company’s Articles of Incorporation authorize the issuance of 1,000,000 shares of “blank check” preferred shares with such designations, rights and preferences, as may be determined from time to time by the Company’s Board of Directors. The Board of Directors is authorized, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting or other rights of the holders of the Common Shares. There were no shares of preferred stock issued or outstanding at December 31, 2011 or December 31, 2010.

Note 5 Stock-Based Compensation
Equity Incentive Plans
2011 Equity and Cash Incentive Plan
At the Company’s annual shareholder meeting on April 26, 2011, shareholders approved the 2011 Equity and Cash Incentive Plan (“2011 Plan”). The 2011 Plan is intended to facilitate the Company’s ability to attract and retain staff, provide additional incentive to employees, directors and consultants, and promote the success of the Company’s business. The 2011 Plan authorizes the issuance of 600,000 Common Shares of the Company in various forms of equity awards. As of December 31, 2011, there were 493,125 Common Shares available for issuance under the 2011 Plan. The 2011 Plan provides that the Board of Directors, or a committee appointed by the Board, may grant awards and otherwise administer the 2011 Plan. Restricted stock grants issued under the 2011 Plan, which vest over time, are recorded as deferred compensation in the equity section of the balance sheet on the grant date and then recognized as compensation expense based on the grant date price over the vesting period of the respective grant.
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
Restricted Stock Grant Transactions
The following table represents a roll-forward of outstanding restricted stock grants issued pursuant to the 2011 and 2005 Plans and related activity during the year ended December 31, 2011:

		Weighted-Average
		Grant Date Price
	Shares	per Share
Outstanding restricted stock grants as of December 31, 2010	164,832	$69.72
Granted to Employees	109,333	79.45
Grants Vested	(5,176)	78.85
Grants Forfeited	(8,368)	64.74

Outstanding restricted stock grants as of December 31, 2011	260,621	$73.78

Total deferred compensation related to unvested restricted stock grants was $11,539,632 as of December 31, 2011. Expense recognition of deferred compensation over the remaining vesting periods is as follows:

2012	2013	2014	2015	2016	Total
$3,683,502	$3,086,139	$2,782,304	$1,908,382	$79,305	$11,539,632

Note 5 Stock-Based Compensation (Continued)
401(k) Plan
The Company sponsors a 401(k) plan in which all employees participate. Employees may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions of Common Shares of the Company with a value equal to 200 percent of the first six percent of an employee’s compensation contributed to the plan. Employees become fully vested in the matching contributions after six plan years of employment. The following table summarizes the Company’s expenses attributable to the plan during the years ended December 31, 2011, 2010, and 2009:

For the year ended December 31,
2011	2010	2009
$960,888	$897,843	$758,459
Stock Options and Warrants
The Company recognizes all share-based payments to employees and directors, including grants of stock options, as expense in the income statement based on their fair values. The amount of compensation is measured at the fair value of the options when granted, and this cost is expensed over the required service period, which is normally the vesting period of the options. There were no stock options outstanding during the periods presented in these financial statements. There were no warrants outstanding as of December 31, 2011 and 2010.
Warrant transactions during the periods presented in these financial statements are summarized below:

	Warrants
		Weighted Average
	Shares	Exercise Price
Oustanding December 31, 2008	10,000	$13.00

Exercisable December 31, 2008	10,000	$13.00

Granted	—	—
Expired / Forfeited	—
Exercised	4,000	16.88

Oustanding December 31, 2009	6,000	$10.42

Exercisable December 31, 2009	6,000	$10.42

Granted	—	—
Expired / Forfeited	4,000	10.00
Exercised	2,000	11.25

Oustanding December 31, 2010	—	$—

Exercisable December 31, 2010	—	$—

Note 6 Operating Leases
The Company leases approximately 25,500 square feet of office space at two locations. The following table summarizes the total lease and operating expenses for the years ended December 31, 2011, 2010, and 2009:

For the year ended December 31,
2011	2010	2009
$620,360	$573,218	$501,209
The approximate future minimum lease payments under the operating leases are as follows:

2012	2013	2014	2015	2016
$440,000	$417,000	$397,000	$401,000	$234,000
In addition to the above rent, the Company is also responsible for normal operating expenses of the properties. Such operating expenses were approximately $9.60 per square foot in 2011, on a combined basis, and are expected to be approximately $9.69 per square foot in 2012.
Note 7 Income Taxes
The Company files a consolidated Federal income tax return. It is the policy of the Company to allocate the consolidated tax provision to subsidiaries as if each subsidiary’s tax liability or benefit were determined on a separate company basis. As part of the consolidated group, subsidiaries transfer to the Company their current Federal tax liability or assets.

	As of December 31,
	2011	2010	2009
Current city income tax provision	$658,106	$514,076	$266,711
Current state income tax provision	271,776	147,642	44,000
Current federal income tax provision	8,921,527	6,966,872	4,358,283
Deferred federal income tax provision (benefit)	(1,209,928)	(352,509)	1,468,051

Provision for income taxes	$8,641,481	$7,276,081	$6,137,045

A reconciliation of income tax expense at the statutory federal rate to the Company’s income tax expense is as follows:

	2011	2010	2009
Income tax computed at statutory rate	$8,048,057	$6,887,483	$5,990,509
City and state income taxes, net of federal benefit	604,423	430,117	204,417
Other	(10,999)	(41,519)	(57,881)

Income tax expense	$8,641,481	$7,276,081	$6,137,045

Deferred tax assets and liabilities consist of the following at December 31, 2011 and 2010:

	2011	2010
Stock-based compensation	$2,629,271	$1,462,094
Unrealized (gains) losses	(441,092)	(1,205,681)
Capital loss carry forward	—	677,770
Other assets and liabilities	(104,777)	(60,709)

Net deferred tax assets	$2,083,402	$873,474

Note 8 Earnings Per Share
The following table sets forth the computation for basic and diluted earnings per share (“EPS”):

	Year Ended December 31,
	2011	2010	2009
Basic and Diluted net income	$14,352,968	$12,402,441	$11,373,943
Weighted average number of outstanding shares
Basic	2,951,751	2,766,741	2,582,998
Diluted	2,951,751	2,767,895	2,587,751
Earnings per share
Basic	$4.86	$4.48	$4.40

Diluted	$4.86	$4.48	$4.40

Note 9 Regulatory Requirements
BHIL, a wholly owned subsidiary of the Company and principal underwriter for mutual funds, is subject to the U.S. Securities and Exchange Commission (“SEC”) uniform net capital rule, which requires the maintenance of minimum net capital. BHIL’s net capital exceeded its minimum net capital requirement at December 31, 2011 and 2010. The net capital balances, minimum net capital requirements, and ratio of aggregate indebtedness to net capital for BHIL are summarized below as of December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010
Net Capital	$360,167	$86,107
Minimum Net Capital Requirement	38,139	50,440

Ratio of Aggregate Indebtedness to Net Capital	1.59 to 1	8.79 to 1
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
There have been no changes in the Company’s internal control over financial reporting during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
Management of Diamond Hill Investment Group, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.
The Company’s independent registered public accounting firm, Plante & Moran, PLLC, has audited the Company’s 2011 and 2010 consolidated financial statements included in this Annual Report on Form 10-K and the Company’s internal control over financial reporting as of December 31, 2011, and has issued its Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements, which is included in this Annual Report on Form 10-K.

ITEM 9B.	Other Information
None.
PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance
Information required by this Item 10 is incorporated herein by reference from the Company’s definitive proxy statement for its 2012 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A of the Exchange Act (the “2012 Proxy Statement”), under the captions: “Proposal 1 — Election of Directors”, “Executive Officers and Compensation Information”, “Corporate Governance”, and “Section 16(a) Beneficial Ownership Reporting Compliance”.

ITEM 11.	Executive Compensation
Information required by this Item 11 is incorporated herein by reference from the Company’s 2012 Proxy Statement under the captions: “Executive Officers and Compensation Information” and “Corporate Governance”.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information concerning our equity compensation plans at December 31, 2011:
Equity Compensation Plan Information

	(a)	(b)	(c)
Number of securities
remaining available for
	Number of securities to		future issuance under
	be issued upon the	Weighted-average	equity compensation
	exercise of outstanding	exercise price of	plans (excluding
	options, warrants and	outstanding options,	securities reflected in
Plan category	rights	warrants and rights	column (a))
Equity compensation plans approved by security holders	—	$—	493,125	[1]

1	This amount relates to common shares that may be issued under our 2011 Equity and Cash Incentive Plan.
The other information required by this Item 12 is incorporated herein by reference from the Company’s 2012 Proxy Statement under the captions: “Security Ownership of Certain Beneficial Owners and Management” and “Executive Officers and Compensation Information”.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by this Item 13 is incorporated herein by reference from the Company’s 2012 Proxy Statement under the caption: “Corporate Governance”.

ITEM 14.	Principal Accounting Fees and Services
Information required by this Item 14 is incorporated herein by reference from the Company’s 2012 Proxy Statement under the caption: “Independent Registered Public Accounting Firm”.

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
10.1
Amended and Restated Investment Management Agreement between Diamond Hill Capital Management, Inc. and the Diamond Hill Funds dated as of November 17, 2011. (Incorporated by reference from Exhibit d to Post-Effective Amendment Nos. 36 and 37 to Registration Statement on Form N1-A (File Nos. 333-22075 and 811-08061) filed by Diamond Hill Funds on February 29, 2012)

10.2
Amended and Restated Administrative and Transfer Agency Services Agreement dated as of May 31, 2002, as amended November 17, 2011, between Diamond Hill Capital Management, Inc. and the Diamond Hill Funds. (Incorporated by reference from Exhibit h(i) to Post-Effective Amendment Nos. 36 and 37 to Registration Statement on Form N1-A (File Nos. 333-22075 and 811-08061) filed by Diamond Hill Funds on February 29, 2012)

10.3*
2011 Equity and Cash Incentive Plan and Form of Restricted Stock Award Agreement referenced therein. (Incorporated by reference from Exhibit 10.2 and 10.3 to Form 8-K filed with the SEC on April 29, 2011; File No. 000-24498.)

10.4*
Amended and Restated Employment Agreement between the Company and Roderick H. Dillon, Jr. dated March 22, 2011. (Incorporated by reference from Exhibit 10.1 to Form 8-K filed with the SEC on March 24, 2011; File No. 000-24498.)

10.5*	Amended and Restated 2005 Employee and Director Equity Incentive Plan. (Incorporated by reference from Exhibit 10.6 to Form 10-K filed with the SEC on March 14, 2008; File No. 000-24498.)
10.6*
2005 Employee and Director Equity Incentive Plan First Amendment dated November 2, 2010 and Form of Restricted Stock Agreement reference therein. (Incorporated by reference from Exhibit 10.4 to Form 10-K filed with the SEC on February 25, 2011; File No. 000-24498.)

14.1	Amended Code of Business Conduct and Ethics. (Incorporated by reference from Exhibit 14.1 to Form 10-K filed with the SEC on March 13, 2009; File No. 000-24498.)
21.1	Subsidiaries of the Company. (Filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm, Plante & Moran, PLLC. (Filed herewith)
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a). (Filed herewith)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a). (Filed herewith)
32.1	Section 1350 Certifications. (Furnished herewith)
101.ins	XBRL Instance Document.
101.xsd	XBRL Taxonomy Extension Schema Document.
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document.
101.def	XBRL Taxonomy Extension Definition Linkbase Document.
101.lab	XBRL Taxonomy Extension Label Linkbase Document.
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Denotes management contract or compensatory plan or arrangement.
(b)	Exhibits: Reference is made to Item 15(a)(3) above.

(c)	Financial Statement Schedules: None required.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

DIAMOND HILL INVESTMENT GROUP, INC.

By:	/S/ R. H. Dillon

	R. H. Dillon, President, Chief Executive Officer and a Director	March 9, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ R. H. Dillon	President, Chief Executive Officer,	March 9, 2012

R. H. Dillon	and a Director

/S/ James F. Laird	Chief Financial Officer, Treasurer,	March 9, 2012

James F. Laird	Secretary, and a Director

/S/ Gary R. Young	Controller	March 9, 2012

Gary R. Young

/S/ Lawrence E. Baumgartner	Director	March 9, 2012

Lawrence E. Baumgartner

/S/ David P. Lauer	Director	March 9, 2012

David P. Lauer

/S/ Peter J. Moran III	Director	March 9, 2012

Peter J. Moran III

/S/ Donald B. Shackelford	Director	March 9, 2012

Donald B. Shackelford

/S/ Frances A. Skinner	Director	March 9, 2012

Frances A. Skinner