Form 10-Q
period 2012-03-31
DIAMOND HILL INVESTMENT GROUP INC
filed 2012-05-04
CIK 909108

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒    No:  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒

The number of shares outstanding of the issuer’s common stock, as of April 27, 2012, is 3,101,552 shares.

DIAMOND HILL INVESTMENT GROUP, INC.

PART I: FINANCIAL INFORMATION

ITEM 1: Consolidated Financial Statements

Diamond Hill Investment Group, Inc.

Consolidated Balance Sheets

	3/31/2012	12/31/2011
	(Unaudited)
ASSETS
Cash and cash equivalents	$9,723,788	$15,242,768
Investment portfolio	11,838,845	8,208,489
Accounts receivable	10,885,736	10,295,723
Prepaid expenses	911,220	920,460
Furniture and equipment, net of depreciation, and other assets	781,556	829,781
Income tax receivable	—	139,696
Deferred taxes	1,774,437	2,083,402

Total assets	$35,915,582	$37,720,319

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$2,294,775	$2,895,504
Accrued incentive compensation	4,383,963	16,774,457
Income tax payable	59,812	—

Total liabilities	6,738,550	19,669,961

Commitments and contingencies	—	—

Shareholders’ Equity
Common stock, no par value
7,000,000 shares authorized;
3,096,178 issued and outstanding at March 31, 2012;
2,995,814 issued and outstanding at December 31, 2011	57,716,418	49,995,622
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred compensation	(12,745,107)	(11,539,632)
Retained earnings/(Accumulated deficit)	(15,794,279)	(20,405,632)

Total shareholders’ equity	29,177,032	18,050,358

Total liabilities and shareholders’ equity	$35,915,582	$37,720,319

Book value per share	$9.42	$6.03

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.

Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
	2012	2011
REVENUES:
Investment advisory	$14,375,094	$14,437,868
Mutual fund administration, net	2,239,126	2,011,880

Total revenue	16,614,220	16,449,748

OPERATING EXPENSES:
Compensation and related costs	8,487,509	9,164,771
General and administrative	1,136,391	1,014,569
Sales and marketing	310,626	232,264
Third party distribution	213,408	250,669
Mutual fund administration	445,746	338,937

Total operating expenses	10,593,680	11,001,210

NET OPERATING INCOME	6,020,540	5,448,538

Investment return	1,271,731	370,781

INCOME BEFORE TAXES	7,292,271	5,819,319

Provision for income taxes	(2,680,918)	(2,187,585)

NET INCOME	$4,611,353	$3,631,734

Earnings per share	$1.52	$1.28

Weighted average shares outstanding	3,030,834	2,837,860

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$4,611,353	$3,631,734
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation on furniture and equipment	85,265	82,496
Stock-based compensation	1,076,090	726,890
Increase in accounts receivable	(590,013)	(870,170)
Change in deferred income taxes	297,010	(34,111)
Investment gain/loss, net	(1,265,356)	(364,386)
Decrease in accrued liabilities	(7,450,431)	(4,880,169)
Other changes in assets and liabilities	230,148	(458,759)

Net cash provided by (used in) operating activities	(3,005,934)	(2,166,475)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(37,040)	(6,260)
Cost of investments purchased and other portfolio activity	(2,365,000)	(925,507)
Proceeds from sale of investments	—	2,333,000

Net cash provided by (used in) investing activities	(2,402,040)	1,401,233

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of taxes withheld on employee stock transactions	(363,925)	(38,824)
Proceeds from common stock issuance	252,919	240,846

Net cash provided by (used in) financing activities	(111,006)	202,022

CASH AND CASH EQUIVALENTS
Net change during the period	(5,518,980)	(563,220)
At beginning of period	15,242,768	5,775,526

At end of period	$9,723,788	$5,212,306

Supplemental cash flow information:
Interest paid	$—	$—
Income taxes paid	2,163,000	2,656,000
Supplemental disclosure of non-cash transactions:
Common stock issued as incentive compensation	5,540,792	7,461,984

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

Note 2 Significant Accounting Policies (Continued)

Accounts Receivable

Accounts receivable are recorded when they are due and are presented in the balance sheet, net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of those individuals or entities that owe the receivable. No allowance for doubtful accounts was deemed necessary at March 31, 2012 or December 31, 2011.

Valuation of Investment Portfolio

Investments held by the Company are valued based upon the definition of Level 1 inputs and Level 2 inputs. Level 1 inputs are defined as fair values which use quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are defined as quoted prices in markets that are not considered to be active for identical assets or liabilities, quoted prices in active markets for similar assets or liabilities and inputs other than quoted prices that are directly observable or indirectly through corroboration with observable market data. The following table summarizes the Company’s investments valued based upon Level 1 and Level 2 inputs as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Level 1 Inputs	$7,979,780	$1,230,560
Level 2 Inputs	3,859,065	6,977,929

Level 1 investments are all registered investment companies (mutual funds). Level 2 investments are all limited partnerships. There were no transfers in or out of the levels.

The changes in market values on the investments are recorded in the Consolidated Statements of Income as investment return.

Limited Partnership Interests

DHCM is the managing member of Diamond Hill General Partner, LLC, the General Partner of Diamond Hill Investment Partners, L.P. (“DHIP”), Diamond Hill Investment Partners II, L.P. (“DHIP II”), Diamond Hill Research Partners, L.P. (“DHRP”), Diamond Hill Research Partners – International, L.P. (“DHRPI”), and Diamond Hill Valuation-Based Index, L.P. (“DHVB”) collectively (the “Partnerships”), each a limited partnership whose underlying assets consist of marketable securities. Effective January 3, 2012, Diamond Hill Research Partners, L.P. converted to Diamond Hill Research Opportunities Fund, a series of the Diamond Hill Funds.

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

Note 2 Significant Accounting Policies (Continued)

Limited Partnership Interests (Continued)

Several board members, officers and employees of the Company invest in the DHIP and DHIP II through Diamond Hill General Partner, LLC. These individuals receive no remuneration as a result of their personal investment in the Partnerships. The capital of Diamond Hill General Partner, LLC is not subject to a management fee or an incentive fee.

Furniture and Equipment

Furniture and equipment, consisting of computer equipment, furniture, and fixtures, are carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over estimated lives of three to seven years.

Revenue Recognition—General

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

	As Of March 31,
	2012	2011
AUM—Contractual Period Ends Quarterly	$88,802,491	$110,628,628
AUM—Contractual Period Ends Annually	87,002,132	138,280,045

Total AUM Subject to Performance Incentive	$175,804,623	$248,908,673

	For The Three Months Ending March 31,
	2012	2011
Performance Incentive Fees—Method 1	$—	$507
Performance Incentive Fees—Method 2	$—	$507

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

	Prior to February 29, 2012	After February 29, 2012
Class A and Class C	0.26%	0.25%
Class I	0.24%	0.25%
Class Y(a)	0.10%	0.10%

(a) – Class Y commenced operations on January 3, 2012.

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

Note 2 Significant Accounting Policies (Continued)

Revenue Recognition – Mutual Fund Administration (Continued)

Mutual fund administration gross and net revenue are summarized below:

	Three Months Ended March 31,
	2012	2011
Mutual fund administration:
Administration revenue, gross	$3,109,859	$2,941,314
12b-1/service fees and commission revenue received from fund clients	1,729,352	1,897,172
12b-1/service fees and commission expense payments to third parties	(1,729,352)	(1,897,172)
Fund related expense	(871,894)	(943,045)

Revenue, net of fund related expenses	2,237,965	1,998,269

DHCM C-Share financing:
Broker commission advance repayments	62,407	115,234
Broker commission amortization	(61,246)	(101,623)

Financing activity, net	1,161	13,611

Mutual fund administration revenue, net	$2,239,126	$2,011,880

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

Earnings Per Share

Earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if outstanding warrants were exercised. For the periods presented, the Company does not have dilutive securities outstanding.

Note 3 Investment Portfolio

As of March 31, 2012, the Company held investments worth $11.8 million and an estimated cost basis of $7.7 million. The following table summarizes the market value of these investments as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Diamond Hill Small Cap Fund	$218,202	$189,042
Diamond Hill Small-Mid Cap Fund	236,778	203,571
Diamond Hill Large Cap Fund	244,366	213,110
Diamond Hill Select Fund	249,685	214,833
Diamond Hill Long-Short Fund	238,901	212,720
Diamond Hill Research Opportunities Fund(a)	6,579,367	—
Diamond Hill Strategic Income Fund	212,481	197,284
Diamond Hill Investment Partners, L.P.	183,677	156,122
Diamond Hill Investment Partners II, L.P.	154,588	131,203
Diamond Hill Research Partners, L.P. (a)	—	5,770,874
Diamond Hill Research Partners-International, L.P.	1,315,768	919,730
Diamond Hill Valuation-Based Index, L.P.	2,205,032	—

Total Investment Portfolio	$11,838,845	$8,208,489

(a) –	Effective January 3, 2012, Diamond Hill Research Partners L.P. converted to Diamond Hill Research Opportunities Fund, a series of the Diamond Hill Funds.

DHCM is the managing member of the Diamond Hill General Partner LLC, which is the General Partner of the Partnerships. The underlying assets of the Partnerships are cash and marketable equity securities. Summary financial information, including the Company’s carrying value and income from the Partnerships is as follows:

	As of
	March 31, 2012	December 31, 2011
Total partnership assets	$124,011,416	$130,880,368
Total partnership liabilities	26,999,433	21,570,822

Net partnership assets	$97,011,983	$109,309,546
DHCM’s portion of net assets	$3,859,065	$6,977,929

	For the Three Months Ended March 31, 2012	For the Year Ended December 31, 2011
Net partnership income (loss)	$15,783,386	$(11,007,617)
DHCM’s portion of net income (loss)	$377,010	$(75,082)

DHCM’s income from the Partnerships includes its pro-rata capital allocation and its share of an incentive allocation, if any, from the limited partners.

Note 4 Capital Stock

Common Shares

The Company has only one class of securities, Common Shares.

Authorization of Preferred Shares

The Company’s Articles of Incorporation authorize the issuance of 1,000,000 shares of “blank check” preferred shares with such designations, rights and preferences, as may be determined from time to time by the Company’s Board of Directors. The Board of Directors is authorized, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting or other rights of the holders of the Common Shares. There were no shares of preferred stock issued or outstanding at March 31, 2012 or December 31, 2011.

Note 5 Stock-Based Compensation

Equity Incentive Plans

2011 Equity and Cash Incentive Plan

At the Company’s annual shareholder meeting on April 26, 2011, shareholders approved the 2011 Equity and Cash Incentive Plan (“2011 Plan”). The 2011 Plan is intended to facilitate the Company’s ability to attract and retain staff, provide additional incentive to employees, directors and consultants, and promote the success of the Company’s business. The 2011 Plan authorizes the issuance of 600,000 Common Shares of the Company in various forms of equity awards. As of March 31, 2012, there were 390,276 Common Shares available for issuance under the 2011 Plan. The 2011 Plan provides that the Board of Directors, or a committee appointed by the Board, may grant awards and otherwise administer the 2011 Plan. Restricted stock grants issued under the 2011 Plan, which vest over time, are recorded as deferred compensation in the equity section of the balance sheet on the grant date and then recognized as compensation expense based on the grant date price over the vesting period of the respective grant.

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

Note 5 Stock-Based Compensation (Continued)

Equity Incentive Plans (Continued)

Restricted Stock Grant Transactions

The following table represents a roll-forward of outstanding restricted stock grants issued pursuant to the 2011 and 2005 Plans and related activity during the year end December 31, 2011 and the three months ended March 31, 2012:

	Shares	Weighted-Average Grant Date Price per Share
Outstanding restricted stock grants as of December 31, 2010	164,832	$69.72
Grants Issued	109,333	79.45
Grants Vested	(5,176)	78.85
Grants Forfeited	(8,368)	64.74

Outstanding restricted stock grants as of December 31, 2011	260,621	$73.78

Grants Issued	30,900	75.92
Grants Vested	(11,556)	77.03
Grants Forfeited	(944)	68.04

Total outstanding restricted stock grants as of March 31, 2012	279,021	$73.90

Total deferred compensation related to unvested restricted stock grants was $12,745,107 as of March 31, 2012. Expense recognition of deferred compensation over the remaining vesting periods is as follows:

2012	2013	2014	2015	2016	2017	Total
$ 3,146,161	$ 3,521,563	$ 3,187,228	$ 2,340,283	$ 511,206	$ 38,666	$ 12,745,107

401(k) Plan

The Company sponsors a 401(k) plan under which all employees participate. Employees may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions of Common Shares of the Company with a value equal to 200 percent of the first six percent of an employee’s compensation contributed to the plan. Employees become fully vested in the matching contributions after six plan years of employment. The following table summarizes the Company’s expenses attributable to the plan during the three months ended March 31, 2012 and 2011:

	March 31, 2012	March 31, 2011
Three Months Ended	$252,919	$240,847

Note 6 Operating Leases

The Company leases approximately 25,500 square feet of office space at two locations. The following table summarizes the total lease and operating expenses for the three months ended March 31, 2012 and 2011:

	March 31, 2012	March 31, 2011
Three Months Ended	$170,379	$146,372

The approximate future minimum lease payments under the operating leases are as follows:

2012	2013	2014	2015	2016
$ 332,000	$417,000	$397,000	$401,000	$234,000

In addition to the above rent, the Company will also be responsible for normal operating expenses of the properties. Such operating expenses were approximately $9.60 per square foot in 2011, on a combined basis, and are expected to be approximately $9.69 per square foot in 2012.

Note 7 Income Taxes

The provision for income taxes for the three months ended March 31, 2012 and 2011 consists of federal, state and city income taxes. During 2011, the Company and its subsidiaries fully utilized the capital loss carry forward outstanding from December 31, 2010. As of March 31, 2012, there was no capital loss carry forward outstanding.

Note 8 Earnings Per Share

The following table sets forth the computation for earnings per share (“EPS”):

	Three Months Ended March 31,
	2012	2011
Net income	$4,611,353	$3,631,734

Weighted average number of outstanding shares	3,030,834	2,837,860

Earnings per share	$1.52	$1.28

For the periods presented, the Company does not have dilutive securities outstanding.

Note 9 Regulatory Requirements

BHIL, a wholly owned subsidiary of the Company and principal underwriter for mutual funds, is subject to the U.S. Securities and Exchange Commission (“SEC”) uniform net capital rule, which requires the maintenance of minimum net capital. BHIL’s net capital exceeded its minimum net capital requirement at March 31, 2012 and December 31, 2011. The net capital balances, minimum net capital requirements, and ratio of aggregate indebtedness to net capital for BHIL are summarized below as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Net Capital	$361,083	$360,167
Minimum Net Capital Requirement	42,509	38,139
Ratio of Aggregate Indebtedness to Net Capital	1.77 to 1	1.59 to 1

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

In this section, the Company discusses and analyzes the consolidated results of operations for the three month period ending March 31, 2012 and 2011 and other factors that may affect future financial performance. The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Assets Under Management

As of March 31, 2012, AUM totaled $9.4 billion, a 1% increase in comparison to March 31, 2011. Revenues are highly dependent on both the value and composition of AUM. The following tables show AUM by product and investment objective for the dates indicated and a roll-forward of the change in AUM for the three months ended March 31, 2012 and 2011:

	Assets Under Management by Product As of March 31,
(in millions)	2012	2011	% Change
Mutual funds	$4,693	$4,390	7%
Sub-advised mutual funds	1,008	1,021	-1%
Separate accounts	3,496	3,631	-4%
Private investment funds	163	208	-22%

Total AUM	$9,360	$9,250	1%

	Assets Under Management
	by Investment Objective
	As of March 31,
(in millions)	2012	2011	% Change
Small Cap	$997	$1,006	-1%
Small-Mid Cap	299	317	-6%
Large Cap	5,244	5,095	3%
Select (All Cap)	355	390	-9%
Long-Short	2,277	2,263	1%
Strategic Income	188	179	5%

Total AUM	$9,360	$9,250	1%

	Change in Assets Under Management
	For the Three Months Ended March 31,
(in millions)	2012	2011
AUM at beginning of the period	$8,671	$8,623
Net cash inflows (outflows)
mutual funds	100	3
sub-advised mutual funds	(60)	36
separate accounts	(113)	161
private investment funds	(30)	(6)

	(103)	194
Net market appreciation and income	792	433

Increase during the period	689	627

AUM at end of the period	$9,360	$9,250

Consolidated Results of Operations

The following is a discussion of the consolidated results of operations of the Company.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2012	2011	% Change
Net operating income	$6,021	$5,449	10%

Net operating income after tax (a)	$3,808	$3,401	12%

Net income	$4,611	$3,632	27%

Net operating income after tax per share (a)	$1.26	$1.20	5%

Net income per share	$1.52	$1.28	19%

Operating profit margin	36%	33%	NM

(a) –	Net operating income after tax is a non-GAAP performance measure. See Use of Supplemental Data as Non-GAAP Performance Measure on page 20 of this report.

Three Months Ended March 31, 2012 compared with Three Months Ended March 31, 2011

The Company generated net income of $4,611,353 ($1.52 per share) for the three months ended March 31, 2012, compared with net income of $3,631,734 ($1.28 per share) for the three months ended March 31, 2011. While net income increased $980 thousand, revenue for the period increased $164 thousand, net investment return increased $901 thousand and operating expenses decreased by $407 thousand, offset by a $493 thousand increase in the income tax provision from the three months ended March 31, 2011 compared to the three months ended March 31, 2012. Operating profit margin increased to 36% for first quarter 2012 from 33% for first quarter 2011, reflecting lower incentive compensation. The Company expects that its operating margin will fluctuate from period to period based on various factors including revenues; investment results; employee performance; staffing levels; development of investment strategies, products, or channels; and industry comparisons.

Revenue

	Three Months Ended March 31,
(in thousands)	2012	2011	% Change
Investment advisory	$14,375	$14,438	0%
Mutual fund administration, net	2,239	2,012	11%

Total	$16,614	$16,450	1%

As a percent of total first quarter 2012 revenues, investment advisory fees accounted for 87% and mutual fund administration fees made up the remaining 13%. This compared to 88% and 12%, respectively, for first quarter 2011.

Investment Advisory Fees. Investment advisory fees decreased by $63 thousand, or 0.4%, from the quarter ended March 31, 2011 to the quarter ended March 31, 2012. Investment advisory fees are calculated as a percent of average AUM at various levels depending on the investment product. While the average AUM during the quarter ended March 31, 2012 increased 1% compared to the quarter ended March 31, 2011, the Company’s average advisory fee rate for the quarter ended March 31, 2012 was 0.63% compared to 0.64% for the quarter ended March 31, 2011. Contributing to the decrease in the average advisory fee rate is the large cap fee reduction where the Company voluntarily lowered the investment advisory fee it charges on the Diamond Hill Large Cap Fund and certain large cap separate accounts by 0.05% effective October 1, 2011.

Mutual Fund Administration Fees. Mutual fund administration fees increased $227 thousand, or 11%, from the quarter ended March 31, 2011 to the quarter ended March 31, 2012. Mutual fund administration fees include administration fees received from Diamond Hill Funds, which are calculated as a percent of average mutual fund AUM, and all Beacon Hill fee revenue. The increase in the mutual fund administration fee is due to an 4% increase in average mutual fund AUM from $4.3 billion for the quarter ended March 31, 2011 to $4.5 billion for the quarter ended March 31, 2012 and an overall increase in the blended net administration fee rate from 0.15% for the quarter ended March 31, 2011 compared 0.16% for the quarter ended March 31, 2012.

Expenses

	Three Months Ended March 31
(in thousands)	2012	2011	% Change
Compensation and related costs	$8,488	$9,165	-7%
General and administrative	1,136	1,014	12%
Sales and marketing	311	232	34%
Third party distribution	213	251	-15%
Mutual fund administration	446	339	32%

Total	$10,594	$11,001	-4%

Compensation and Related Costs. Employee compensation and benefits decreased $677 thousand, or 7%, during the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011. The decrease is primarily due to a decrease of $933 thousand in incentive compensation during the quarter ended March 31, 2012 offset by an increase in salaries and related benefits of $256 thousand due to fluctuations in staffing levels and related costs during the period.

General and Administrative. General and administrative expenses increased by $122 thousand, or 12%, period over period. This increase is primarily due to additional research expenses to support the Company’s investment team, and an increase in system expenses and other information technology expenses, general employee professional development, and the expansion of the Company’s office space during the second half of 2011.

Sales and Marketing. Sales and marketing expenses increased by $79 thousand, or 34%. The increase was primarily due to an increase in travel and other expenses related to continued business development and retention efforts during first quarter 2012.

Third Party Distribution. Third party distribution expense represents payments made to intermediaries related to sales of the Company’s investment products. The expense is directly correlated with investments in the Company’s private investment funds. The period over period increase or decrease directly corresponds to the increase or decrease in investment advisory fees earned by the Company.

Mutual Fund Administration. Mutual fund administration expense increased by $107 thousand, or 32%, period over period. The majority of mutual fund administration fees are variable based on the amount of mutual fund AUM. This increase is primarily due to an increase in average mutual fund AUM by 4% from the quarter ended March 31, 2011 to the quarter ended March 31, 2012 and additional costs associated with the commencement of the Diamond Hill Research Opportunities Fund and the addition of Class Y shares to six of the existing Diamond Hill Funds during the quarter ended March 31, 2012.

Beacon Hill Fund Services

Beacon Hill is currently staffed with 11 full-time equivalent employees and provides compliance, treasurer, and other fund administration services to mutual fund clients and their investment advisers. In addition, through its registered broker/dealer, Beacon Hill also serves as the underwriter for a number of mutual funds. The following is a summary of Beacon Hill’s performance for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, excluding 12b-1/service fees and commission revenue and expenses, which net to zero:

	Three Months Ended March 31,
(in thousands)	2012	2011
Revenue[1]	$485	$489
Expenses	579	579

Net loss	$(94)	$(90)

[1]

Beacon Hill’s revenue includes $131 thousand of inter-company revenue earned from services provided to DHCM for the three months ended March 31, 2012 and 2011. These amounts have been eliminated from the Consolidated Statements of Income.

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

As of March 31, 2012, the Company had working capital of approximately $25.7 million compared to $14.0 million at December 31, 2011. Working capital includes cash, securities owned and accounts receivable, net of all liabilities. The Company has no debt and its available working capital is expected to be sufficient to cover current expenses. The Company does not expect any material capital expenditures during 2012.

During the third quarter of 2007 the Board of Directors authorized management to repurchase up to 350,000 shares of the Company’s common stock. Under the program, the Company has repurchased a total 31,567 shares since third quarter 2007. No shares were repurchased during the three months ended March 31, 2012.

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

	Three Months Ended March 31,
(in thousands, except per share data)	2012	2011
Net operating income, GAAP basis	$6,021	$5,449
Non-GAAP adjustments:
Tax provision excluding impact of investment return	2,213	2,048

Net operating income after tax, non-GAAP basis	$3,808	$3,401

Net operating income after tax per share, non-GAAP basis	$1.26	$1.20

Weighted average shares outstanding, GAAP basis	3,031	2,838

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

Critical Accounting Policies and Estimates

There have been no material changes to the Critical Accounting Policies and Estimates provided in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the information provided in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

There have been no changes in the Company’s internal control over financial reporting during the three month period ending March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: Legal Proceedings

From time to time, the Company is party to ordinary routine litigation that is incidental to its business. The Company believes these claims will not have a material adverse effect on its financial condition, liquidity or results of operations.

ITEM 1A: Risk Factors

There has been no material change to the information provided in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not purchase any shares of its common stock during the three months ended March 31, 2012. The following table sets forth information regarding the Company’s repurchase program of its common stock during the first quarter of fiscal year 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Cumulative Number of Shares Purchased as part of a Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2012 through
January 31, 2012	—	—	31,567	318,433
February 1, 2012 through
February 29, 2012	—	—	31,567	318,433
March 1, 2012 through
March 31, 2012	—	—	31,567	318,433

(1)	The Company’s current share repurchase program was announced on August 9, 2007. The board of directors authorized management to repurchase up to 350,000 shares of its common stock in the open market and in private transactions in accordance with applicable securities laws. The Company’s stock repurchase program is not subject to an expiration date.

ITEM 3: Defaults Upon Senior Securities

None

ITEM 4: Mine Safety Disclosures

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

DIAMOND HILL INVESTMENT GROUP, INC.

Date	Title	Signature

May 4, 2012	President, Chief Executive Officer, and a Director	/s/ R. H. Dillon R. H. Dillon

May 4, 2012	Chief Financial Officer, Treasurer, and Secretary	/s/ James F. Laird James F. Laird