Form 10-Q
period 2012-06-30
DIAMOND HILL INVESTMENT GROUP INC
filed 2012-08-03
CIK 909108

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the issuer’s common stock, as of July 27, 2012, is 3,153,266 shares.

DIAMOND HILL INVESTMENT GROUP, INC.

PART I: FINANCIAL INFORMATION

ITEM 1:	Consolidated Financial Statements

Diamond Hill Investment Group, Inc.

Consolidated Balance Sheets

	6/30/2012	12/31/2011
	(Unaudited)
ASSETS
Cash and cash equivalents	$14,772,101	$15,242,768
Investment portfolio	15,363,288	8,208,489
Accounts receivable	9,869,809	10,295,723
Prepaid expenses	843,216	920,460
Furniture and equipment, net of depreciation, and other assets	723,469	829,781
Income tax receivable	619,193	139,696
Deferred taxes	2,317,163	2,083,402

Total assets	$44,508,239	$37,720,319

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$2,289,815	$2,895,504
Accrued incentive compensation	8,368,040	16,774,457

Total liabilities	10,657,855	19,669,961

Commitments and contingencies	—	—
Shareholders’ Equity
Common stock, no par value 7,000,000 shares authorized; 3,152,073 issued and outstanding at June 30, 2012; 2,995,814 issued and outstanding at December 31, 2011	62,055,392	49,995,622
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred compensation	(15,738,826)	(11,539,632)
Accumulated deficit	(12,466,182)	(20,405,632)

Total shareholders’ equity	33,850,384	18,050,358

Total liabilities and shareholders’ equity	$44,508,239	$37,720,319

Book value per share	$10.74	$6.03

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.

Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
REVENUES:
Investment advisory	$14,101,053	$14,801,457	$28,476,147	$29,239,325
Mutual fund administration, net	2,059,802	2,026,066	4,298,928	4,037,946

Total revenue	16,160,855	16,827,523	32,775,075	33,277,271

OPERATING EXPENSES:
Compensation and related costs	8,378,703	8,949,286	16,866,212	18,114,057
General and administrative	1,099,053	1,067,883	2,235,444	2,082,452
Sales and marketing	332,324	267,903	642,950	500,167
Third party distribution	138,298	230,312	351,706	480,981
Mutual fund administration	381,949	461,093	827,695	800,029

Total operating expenses	10,330,327	10,976,477	20,924,007	21,977,686

NET OPERATING INCOME	5,830,528	5,851,046	11,851,068	11,299,585

Investment return	(468,432)	90,362	803,299	461,143

INCOME BEFORE TAXES	5,362,096	5,941,408	12,654,367	11,760,728
Income tax provision	(2,033,999)	(2,212,519)	(4,714,917)	(4,400,104)

NET INCOME	$3,328,097	$3,728,889	$7,939,450	$7,360,624

Earnings per share	$1.07	$1.26	$2.59	$2.54

Weighted average shares outstanding	3,101,170	2,967,002	3,066,002	2,902,788

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$7,939,450	$7,360,624
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation on furniture and equipment	162,177	166,371
Stock-based compensation	2,155,813	2,127,217
(Increase) decrease in accounts receivable	425,914	(1,107,002)
Change in deferred income taxes	(246,121)	(442,141)
Investment gain/loss, net	(789,799)	(447,151)
Increase (decrease) in accrued liabilities	(3,471,314)	(130,587)
Other changes in assets and liabilities	(379,716)	(826,332)

Net cash provided by (used in) operating activities	5,796,404	6,700,999

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(55,867)	(85,571)
Cost of investments purchased and other portfolio activity	(6,365,000)	(926,998)
Proceeds from sale of investments	—	2,333,000

Net cash provided by (used in) investing activities	(6,420,867)	1,320,431

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of taxes withheld on employee stock transactions	(363,925)	(139,707)
Proceeds from common stock issuance	517,721	479,442

Net cash provided by (used in) financing activities	153,796	339,735

CASH AND CASH EQUIVALENTS
Net change during the period	(470,667)	8,361,165
At beginning of period	15,242,768	5,775,526

At end of period	$14,772,101	$14,136,691

Supplemental cash flow information:
Interest paid	$—	$—
Income taxes paid	5,418,000	5,733,000
Supplemental disclosure of non-cash transactions:
Common stock issued as incentive compensation	5,540,792	7,461,984

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

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and money market mutual funds.

Note 2 Significant Accounting Policies (Continued)

Accounts Receivable

Accounts receivable are recorded when they are due and are presented in the balance sheet, net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of those individuals or entities that owe the receivable. No allowance for doubtful accounts was deemed necessary at June 30, 2012 or December 31, 2011.

Valuation of Investment Portfolio

Investments held by the Company are valued based upon the definition of Level 1 inputs and Level 2 inputs. Level 1 inputs are defined as fair values which use quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are defined as quoted prices in markets that are not considered to be active for identical assets or liabilities, quoted prices in active markets for similar assets or liabilities and inputs other than quoted prices that are directly observable or indirectly through corroboration with observable market data. The following table summarizes the Company’s investments valued based upon Level 1 and Level 2 inputs as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Level 1 Inputs	$22,182,738	$10,480,353
Level 2 Inputs	3,737,429	6,977,929

Level 1 investments are all registered investment companies (mutual funds) and include $10.6 million and $9.2 million, respectively, of money market mutual funds that the Company classifies as cash equivalents. Level 2 investments are all limited partnerships. There were no transfers in or out of the levels.

The changes in market values on the investments are recorded in the Consolidated Statements of Income as investment return.

Limited Partnership Interests

DHCM is the managing member of Diamond Hill General Partner, LLC, the General Partner of Diamond Hill Investment Partners, L.P. (“DHIP”), Diamond Hill Investment Partners II, L.P. (“DHIP II”), Diamond Hill Research Partners, L.P. (“DHRP”), Diamond Hill Research Partners – International, L.P. (“DHRPI”), and Diamond Hill Valuation-Based Index, L.P. (“DHBV”) collectively (the “Partnerships”), each a limited partnership whose underlying assets consist of marketable securities. Effective January 3, 2012, Diamond Hill Research Partners, L.P. converted to Diamond Hill Research Opportunities Fund, a series of the Diamond Hill Funds.

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

Note 2 Significant Accounting Policies (Continued)

Limited Partnership Interests (Continued)

Several board members, officers and employees of the Company invest in the DHIP through Diamond Hill General Partner, LLC. These individuals receive no remuneration as a result of their personal investment in the Partnerships. The capital of Diamond Hill General Partner, LLC is not subject to a management fee or an incentive fee.

Furniture and Equipment

Furniture and equipment, consisting of computer equipment, furniture, and fixtures, are carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over estimated lives of three to seven years.

Revenue Recognition - General

The Company earns substantially all of its revenue from investment advisory and fund administration services. Mutual fund investment advisory and administration fees, generally calculated as a percentage of assets under management, are recorded as revenue as services are performed. Managed account and private investment fund clients provide for monthly or quarterly management fees, in addition to periodic variable incentive fees.

Revenue Recognition – Incentive Revenue

The Company manages certain client accounts that provide for variable incentive fees. These fees are based on investment results over rolling five year periods. For variable management fees based on a formula, there are two methods by which incentive revenue may be recorded. Under “Method 1”, incentive fees are recorded at the end of the contract measurement period; under “Method 2”, the incentive fees are recorded periodically and calculated as the amount that would be due under the formula at any point in time as if the contract was terminated at that date. Management has chosen Method 1, in which incentive fees are recorded at the end of the contract measurement period for the specific client in which the incentive fee applies. The table below shows assets under management (“AUM”) subject to incentive fees and the incentive fees, as calculated under each of the above methods:

	As Of June 30,
	2012	2011
AUM Contractual Period Ends:
Calendar Quarter-End	$—	$102,510,121
Calendar Year-End	—	127,418,326
May 31, 2017	254,288,524	—

Total AUM Subject to Incentive Fees	$254,288,524	$229,928,447

Note 2 Significant Accounting Policies (Continued)

Revenue Recognition – Incentive Revenue (Continued)

	For The Three Months		For The Six Months
	Ending June 30,		Ending June 30,
	2012	2011	2012	2011
Incentive Fees Under Method 1 - Contractual Period Ends:
Calendar Quarter-End	$—	$—	$—	$507
Calendar Year-End	—	187	—	187
May 31, 2017	—	—	—	—

Total Incentive Fees Under Method 1	$—	$187	$—	$694

Incentive Fees Under Method 2 - Contractual Period Ends:
Calendar Quarter-End	$—	$—	$—	$507
Calendar Year-End	—	722	—	722
May 31, 2017	—	—	—	—

Total Incentive Fees Under Method 2	$—	$722	$—	$1,229

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

	Prior to February 29,	After February 29,
	2012	2012
Class A and Class C	0.26%	0.25%
Class I	0.24%	0.25%
Class Y(a)	0.10%	0.10%

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

Note 2 Significant Accounting Policies (Continued)

Revenue Recognition – Mutual Fund Administration (Continued)

Mutual fund administration gross and net revenue are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Mutual fund administration:
Administration revenue, gross	$3,216,646	$3,031,607	$6,326,505	$5,972,920
12b-1/service fees and commission revenue received from fund clients	1,705,001	1,876,633	3,434,353	3,773,805
12b-1/service fees and commission expense payments to third parties	(1,705,001)	(1,876,633)	(3,434,353)	(3,773,805)
Fund related expense	(1,161,474)	(1,014,851)	(2,033,369)	(1,957,895)

Revenue, net of fund related expenses	2,055,172	2,016,756	4,293,136	4,015,025
DHCM C-Share financing:
Broker commission advance repayments	58,262	91,876	120,670	207,110
Broker commission amortization	(53,632)	(82,566)	(114,878)	(184,189)

Financing activity, net	4,630	9,310	5,792	22,921

Mutual fund administration revenue, net	$2,059,802	$2,026,066	$4,298,928	$4,037,946

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

Note 3 Investment Portfolio

As of June 30, 2012, the Company held investments worth $15.4 million and an estimated cost basis of $11.7 million. The following table summarizes the market value of these investments as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
Diamond Hill Small Cap Fund	$207,938	$189,042
Diamond Hill Small-Mid Cap Fund	224,087	203,571
Diamond Hill Large Cap Fund	231,732	213,110
Diamond Hill Select Fund	233,891	214,833
Diamond Hill Long-Short Fund	229,166	212,720
Diamond Hill Research Opportunities Fund(a)	10,287,142	—
Diamond Hill Strategic Income Fund	211,903	197,284
Diamond Hill Investment Partners, L.P.	165,473	156,122
Diamond Hill Investment Partners II, L.P.	134,152	131,203
Diamond Hill Research Partners L.P.(a)	—	5,770,874
Diamond Hill Research Partners - International, L.P.	1,309,749	919,730
Diamond Hill Valuation-Based Index, L.P.	2,128,055	—

Total Investment Portfolio	$15,363,288	$8,208,489

(a) – Effective January 3, 2012, Diamond Hill Research Partners, L.P. converted to Diamond Hill Research Opportunities Fund, a series of the Diamond Hill Funds.

DHCM is the managing member of the Diamond Hill General Partner LLC, which is the General Partner of the Partnerships. The underlying assets of the Partnerships are cash and marketable equity securities. Summary financial information, including the Company’s carrying value and income from the Partnerships is as follows:

	As of
	June 30, 2012	December 31, 2011
Total partnership assets	$100,325,825	$130,880,368
Total partnership liabilities	17,746,070	21,570,822

Net partnership assets	$82,579,755	$109,309,546
DHCM’s portion of net assets	$3,737,429	$6,977,929

	For the	For the
	Six Months Ended	Year Ended
	June 30, 2012	December 31, 2011
Net partnership income (loss)	$6,176,099	$(11,007,617)
DHCM’s portion of net income (loss)	$255,375	$(75,082)

Note 4 Capital Stock

Common Shares

The Company has only one class of securities, Common Shares.

Authorization of Preferred Shares

The Company’s Articles of Incorporation authorize the issuance of 1,000,000 shares of “blank check” preferred shares with such designations, rights and preferences, as may be determined from time to time by the Company’s Board of Directors. The Board of Directors is authorized, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting or other rights of the holders of the Common Shares. There were no shares of preferred stock issued or outstanding at June 30, 2012 or December 31, 2011.

Note 5 Stock-Based Compensation

Equity Incentive Plans

2011 Equity and Cash Incentive Plan

At the Company’s annual shareholder meeting on April 26, 2011, shareholders approved the 2011 Equity and Cash Incentive Plan (“2011 Plan”). The 2011 Plan is intended to facilitate the Company’s ability to attract and retain staff, provide additional incentive to employees, directors and consultants, and promote the success of the Company’s business. The 2011 Plan authorizes the issuance of 600,000 Common Shares of the Company in various forms of equity awards. As of June 30, 2012, there were 338,076 Common Shares available for issuance under the 2011 Plan. The 2011 Plan provides that the Board of Directors, or a committee appointed by the Board, may grant awards and otherwise administer the 2011 Plan. Restricted stock grants issued under the 2011 Plan, which vest over time, are recorded as deferred compensation in the equity section of the balance sheet on the grant date and then recognized as compensation expense based on the grant date price over the vesting period of the respective grant.

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

Note 5 Stock-Based Compensation (Continued)

Equity Incentive Plans (Continued)

Restricted Stock Grant Transactions

The following table represents a roll-forward of outstanding restricted stock grants issued pursuant to the 2011 and 2005 Plans and related activity during the year ended December 31, 2011 and the six months ended June 30, 2012:

		Weighted-Average
		Grant Date Price
	Shares	per Share
Outstanding restricted stock grants as of December 31, 2010	164,832	$69.72
Grants issued	109,333	79.45
Grants vested	(5,176)	78.85
Grants forfeited	(8,368)	64.74

Outstanding restricted stock grants as of December 31, 2011	260,621	$73.78

Grants issued	83,100	77.25
Grants vested	(12,156)	77.06
Grants forfeited	(944)	68.04

Total outstanding restricted stock grants as of June 30, 2012	330,621	$74.55

Total deferred compensation related to unvested restricted stock grants was $15,738,826 as of June 30, 2012. Expense recognition of deferred compensation over the remaining vesting periods is as follows:

2012	2013	2014	2015	2016	2017	Total
$2,506,528	$4,368,970	$4,034,636	$3,122,752	$1,261,206	$444,734	$15,738,826

401(k) Plan

The Company sponsors a 401(k) plan under which all employees participate. Employees may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions of Common Shares of the Company with a value equal to 200 percent of the first six percent of an employee’s compensation contributed to the plan. Employees become fully vested in the matching contributions after six plan years of employment. The following table summarizes the Company’s expenses attributable to the plan during the three and six months ended June 30, 2012 and 2011:

	2012	2011
Three Months Ended	$264,802	$238,597
Six Months Ended	517,721	479,442

Note 6 Operating Leases

The Company leases approximately 25,500 square feet of office space at two locations. The following table summarizes the total lease and operating expenses for the three and six months ended June 30, 2012 and 2011:

	2012	2011
Three Months Ended	$167,872	$140,796
Six Months Ended	338,251	287,021

The approximate future minimum lease payments under the operating leases are as follows:

2012	2013	2014	2015	2016
$224,000	$417,000	$397,000	$401,000	$234,000

In addition to the above rent, the Company will also be responsible for normal operating expenses of the properties. Such operating expenses were approximately $9.60 per square foot in 2011, on a combined basis, and are expected to be approximately $9.69 per square foot in 2012.

Note 7 Income Taxes

The provision for income taxes for the three and six months ended June 30, 2012 and 2011 consists of federal, state and city income taxes. During 2011, the Company and its subsidiaries fully utilized the capital loss carry forward outstanding from December 31, 2010. As of June 30, 2012, there was no capital loss carry forward outstanding.

Note 8 Earnings Per Share

The following table sets forth the computation for earnings per share (“EPS”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$3,328,097	$3,728,889	$7,939,450	$7,360,624
Weighted average number of outstanding shares	3,101,170	2,967,002	3,066,002	2,902,788
Earnings per share	$1.07	$1.26	$2.59	$2.54

For the periods presented, the Company does not have dilutive securities outstanding.

Note 9 Regulatory Requirements

BHIL, a wholly owned subsidiary of the Company and principal underwriter for mutual funds, is subject to the U.S. Securities and Exchange Commission (“SEC”) uniform net capital rule, which requires the maintenance of minimum net capital. BHIL’s net capital exceeded its minimum net capital requirement at June 30, 2012 and December 31, 2011. The net capital balances, minimum net capital requirements, and ratio of aggregate indebtedness to net capital for BHIL are summarized below as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
Net Capital	$376,442	$360,167
Minimum Net Capital Requirement	40,630	38,139
Ratio of Aggregate Indebtedness to Net Capital	1.62 to 1	1.59 to 1

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

Note 11 Subsequent Event

On July 18, 2012, the Company liquidated Diamond Hill Offshore Ltd., and Diamond Hill Investment Partners II, LP, both private investment funds. Substantially all of the assets in these funds were redeemed and paid out to investors during June 2012 and therefore, the effect of the liquidation is already reflected in June 30, 2012 asset under management. In addition, the Company has started the process of dissolving its subsidiary Diamond Hill GP (Cayman) Ltd., which acted as the general partner to the master fund of the above two funds. The dissolution is expected to be substantially completed during the third quarter of 2012.

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

In this section, the Company discusses and analyzes the consolidated results of operations for the three and six month periods ending June 30, 2012 and 2011 and other factors that may affect future financial performance. The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results which may be expected for the entire fiscal year.

The Company’s revenue is derived primarily from investment advisory and fund administration fees. Investment advisory and fund administration fees paid to the Company are generally based on the value of the investment portfolios managed by the Company and fluctuate with changes in the total value of the assets under management (“AUM”). Such fees are recognized in the period that the Company manages these assets. The Company can also earn variable incentive fees which are based on investment results in client accounts and are achieved if those results exceed a specified hurdle. The Company’s primary expense is employee compensation and benefits.

Assets Under Management

As of June 30, 2012, AUM totaled $9.2 billion, unchanged compared to June 30, 2011. Revenues are highly dependent on both the value and composition of AUM. The following tables show AUM by product and investment objective for the dates indicated and a roll-forward of the change in AUM for the three and six months ended June 30, 2012 and 2011:

	Assets Under Management by Product
	As of June 30,
(in millions)	2012	2011	% Change
Proprietary funds	$4,761	$4,580	4%
Sub-advised funds	940	1,073	–12%
Separate accounts	3,463	3,533	–2%

Total AUM	$9,164	$9,186	0%

	Assets Under Management
	by Investment Objective
	As of June 30,
(in millions)	2012	2011	% Change
Small Cap	$953	$980	–3%
Small-Mid Cap	297	318	–7%
Large Cap	5,267	5,029	5%
Select (All Cap)	273	414	–34%
Long-Short	2,174	2,261	–4%
Strategic Income	200	184	9%

Total AUM	$9,164	$9,186	0%

	Change in Assets Under Management
	For the Three Months Ended June 30,
(in millions)	2012	2011
AUM at beginning of the period	$9,360	$9,250
Net cash inflows (outflows)
proprietary funds	137	(16)
sub-advised funds	(15)	41
separate accounts	133	(127)

	255	(102)
Net market appreciation (depreciation) and income	(451)	38

Decrease during the period	(196)	(64)

AUM at end of the period	$9,164	$9,186

	Change in Assets Under Management
	For the Six Months Ended June 30,
(in millions)	2012	2011
AUM at beginning of the period	$8,671	$8,623
Net cash inflows (outflows)
proprietary funds	207	(18)
sub-advised funds	(75)	77
separate accounts	20	34

	152	93
Net market appreciation (depreciation) and income	341	470

Increase during the period	493	563

AUM at end of the period	$9,164	$9,186

Consolidated Results of Operations

The following is a discussion of the consolidated results of operations of the Company.

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except per share amounts)	2012	2011	% Change	2012	2011	% Change
Net operating income	$5,831	$5,851	0%	$11,851	$11,300	5%
Net operating income after tax (a)	$3,619	$3,672	–1%	$7,435	$7,072	5%
Net income	$3,328	$3,729	–11%	$7,939	$7,361	8%
Net operating income after tax per share (a)	$1.17	$1.24	–6%	$2.42	$2.44	–1%
Net income per share	$1.07	$1.26	–15%	$2.59	$2.54	2%
Operating profit margin	36%	35%	NM	36%	34%	NM

(a) – Net operating income after tax is a non-GAAP performance measure. See Use of Supplemental Data as Non-GAAP Performance Measure on page 24 of this report.

Three Months Ended June 30, 2012 compared with Three Months Ended June 30, 2011

The Company generated net income of $3.3 million ($1.07 per share) for the three months ended June 30, 2012, compared with net income of $3.7 million ($1.26 per share) for the three months ended June 30, 2011. Operating income was flat period over period as revenue decreases were offset by decreases in operating expenses. Net income decreased $401 thousand, largely as a result of negative returns on the Company’s corporate investments. Operating profit margin increased to 36% for second quarter 2012 from 35% for second quarter 2011. The Company expects that its operating margin will fluctuate from period to period based on various factors including revenues; investment results; employee performance; staffing levels; development of investment strategies, products, or channels; and industry comparisons.

Revenue

	Three Months Ended
	June 30,
(in thousands)	2012	2011	% Change
Investment advisory	$14,101	$14,801	–5%
Mutual fund administration, net	2,060	2,026	2%

Total	$16,161	$16,827	–4%

As a percent of total second quarter 2012 revenues, investment advisory fees accounted for 87% and mutual fund administration fees made up the remaining 13%. This compared to 88% and 12%, respectively, for second quarter 2011.

Investment Advisory Fees. Investment advisory fees decreased by $700 thousand, or 5%, from the quarter ended June 30, 2011 to the quarter ended June 30, 2012. Investment advisory fees are calculated as a percent of average AUM at various rates depending on the investment product. While the average AUM period over period was relatively flat, the average advisory fee rate declined 2 basis points to 0.61% for the quarter ended June 30, 2012 compared to 0.63% for the quarter ended June 30, 2011. Contributing to the decrease in the average advisory fee rate is the large cap fee reduction where the Company voluntarily lowered the investment advisory fee it charges on the Diamond Hill Large Cap Fund and certain large cap separate accounts by 0.05% effective October 1, 2011.

Mutual Fund Administration Fees. Mutual fund administration fees increased $34 thousand, or 2%, from the quarter ended June 30, 2011 to the quarter ended June 30, 2012. Mutual fund administration fees include administration fees received from Diamond Hill Funds, which are calculated as a percent of average mutual fund AUM, and all Beacon Hill fee revenue. The increase in the mutual fund administration fee is primarily due to a 5% increase in average mutual fund AUM from $4.4 billion for the quarter ended June 30, 2011 to $4.5 billion for the quarter ended June 30, 2012.

Expenses

	Three Months Ended
	June 30,
(in thousands)	2012	2011	% Change
Compensation and related costs	$8,379	$8,949	–6%
General and administrative	1,099	1,068	3%
Sales and marketing	332	268	24%
Third party distribution	138	230	–40%
Mutual fund administration	382	461	–17%

Total	$10,330	$10,976	–6%

Compensation and Related Costs. Employee compensation and benefits decreased $570 thousand, or 6%, during the quarter ended June 30, 2012 compared to the quarter ended June 30, 2011. The decrease is primarily due to a decrease of $900 thousand in incentive compensation during the quarter ended June 30, 2012 offset by an increase in salaries and related benefits of $330 thousand due to increases in staffing levels and related costs during the period.

General and Administrative. General and administrative expenses increased by $31 thousand, or 3%, period over period. This increase is primarily due to additional research expenses to support the Company’s investment team, general employee professional development, and the expansion of the Company’s office space during the second half of 2011, offset by a decrease in state use tax.

Sales and Marketing. Sales and marketing expenses increased by $64 thousand, or 24%. The increase was primarily due to an increase in travel and other expenses related to continued business development and retention efforts during second quarter 2012.

Third Party Distribution. Third party distribution expense represents payments made to intermediaries related to sales of the Company’s investment products. The expense is directly correlated with investments in the Company’s private investment funds. The period over period increase or decrease directly corresponds to the increase or decrease in investment advisory fees earned by the Company.

Mutual Fund Administration. Mutual fund administration expense decreased by $79 thousand, or 17%, period over period. The majority of mutual fund administration fees are variable based on the amount of mutual fund AUM or the number of shareholder accounts. This decrease is primarily due to a shift in AUM to Class Y shares which do not incur any sub-transfer agent fees. This decrease was slightly reduced by an increase in average mutual fund AUM by 5% from the quarter ended June 30, 2011 to the quarter ended June 30, 2012.

Six Months Ended June 30, 2012 compared with Six Months Ended June 30, 2011

The Company generated net income of $7.9 million ($2.59 per share) for the six months ended June 30, 2012, compared with net income of $7.4 million ($2.54 per share) for the six months ended June 30, 2011. Operating income increased by $551 thousand period over period primarily due to a decrease in operating expenses of $1.05 million offset by reduced revenue of $502 thousand. Net income increased $579 thousand for the period compared to the six months ended June 30, 2011. Operating profit margin increased to 36% for the six months ended June 30, 2012 from 34% for the six months ended June 30, 2011. The Company expects that its operating margin will fluctuate from period to period based on various factors including revenues; investment results; employee performance; staffing levels; development of investment strategies, products, or channels; and industry comparisons.

Revenue

	Six Months Ended
	June 30,
(in thousands)	2012	2011	% Change
Investment advisory	$28,476	$29,239	–3%
Mutual fund administration, net	4,299	4,038	6%

Total	$32,775	$33,277	–2%

As a percent of 2012 year to date revenues, investment advisory fees accounted for 87% and mutual fund administration fees accounted for the remaining 13% compared to the 2011 period where investment advisory fees accounted for 88% and mutual fund administration fees accounted for the remaining 12% of revenues.

Investment Advisory Fees. Investment advisory fees decreased by $763 thousand, or 3%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Investment advisory fees are calculated as a percent of average net AUM at various rates depending on the investment product. While the average AUM period over period was relatively flat, the average advisory fee rate declined 1 basis point to 0.63% for the six months ended June 30, 2012 compared to 0.64% for the six months ended June 30, 2011. Contributing to the decrease in the average advisory fee rate is the large cap fee reduction where the Company voluntarily lowered the investment advisory fee it charges on the Diamond Hill Large Cap Fund and certain large cap separate accounts by 0.05% effective October 1, 2011.

Mutual Fund Administration Fees. Mutual fund administration revenues increased by $261 thousand, or 6%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Mutual fund administration fees include administration fees received from Diamond Hill Funds, which are calculated as a percent of average mutual fund AUM, and all Beacon Hill fee revenue. The increase in the mutual fund administration fee is due to a 4.1% increase in average mutual fund AUM from $4.36 billion for the six months ended June 30, 2011 to $4.54 billion for the six months ended June 30, 2012.

Expenses

	Six Months Ended June 30,
(in thousands)	2012	2011	% Change
Compensation and related costs	$16,866	$18,114	–7%
General and administrative	2,235	2,083	7%
Sales and marketing	643	500	29%
Third party distribution	352	481	–27%
Mutual fund administration	828	800	4%

Total	$20,924	$21,978	–5%

Compensation and Related Costs. Employee compensation and benefits decreased $1.2 million, or 7%, during the six months ended June 30, 2012 compared to the same period a year ago, primarily due to a decrease of $2.0 million in incentive compensation during the six months ended June 30, 2012 offset by an increase in salaries and related benefits of $800 thousand due to increases in staffing levels and related costs during the period.

General and Administrative. General and administrative expenses increased by $152 thousand, or 7%, period over period. This increase is primarily due to additional research expenses and systems related expenses to support the Company’s investment team, additional rent related to the expansion of the company’s office space, general employee professional development, offset by a reduction in corporate legal expenses and a decrease in state use tax.

Sales and Marketing. Sales and marketing expenses increased by $143 thousand, or 29%, period over period. The increase was primarily due to an increase in travel and other expenses related to business development and retention efforts during 2012.

Third Party Distribution. Third party distribution expense represents payments made to intermediaries related to sales of the Company’s investment products. The expense is directly correlated with investments in the Company’s private investment funds. The period over period increase or decrease directly corresponds to the increase or decrease in investment advisory fees earned by the Company.

Mutual Fund Administration. Mutual fund administration expense increased by $28 thousand, or 4%, period over period. The majority of mutual fund administration fees are variable based on the amount of mutual fund AUM or the number of shareholder accounts. This expense increase is consistent with an increase in average mutual fund AUM of 4.1% for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Beacon Hill Fund Services

Beacon Hill is currently staffed with 11 full-time equivalent employees, and provides compliance, treasurer, and other fund administration services to mutual fund clients and their investment advisers. In addition, through its registered broker/dealer, Beacon Hill also serves as the underwriter for a number of mutual funds. The following is a summary of Beacon Hill’s performance for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011, excluding 12b-1/service fees and commission revenue and expenses, which net to zero:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011
Revenue[1]	$552	$450	$1,037	$939
Expenses	585	562	1,164	1,141

Net loss	$(33)	$(112)	$(127)	$(202)

[1]

Beacon Hill’s revenue for the three months ended June 30, 2012 and 2011 includes $131 thousand and $129 thousand, respectively, of inter-company revenue earned from services provided to DHCM. Beacon Hill’s revenue for the six months ended June 30, 2012 and 2011 includes $262 thousand and $260 thousand, respectively, of inter-company revenue earned from services provided to DHCM. These amounts have been eliminated from the Consolidated Statements of Income.

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

As of June 30, 2012, the Company had working capital of approximately $29.3 million compared to $14.0 million at December 31, 2011. Working capital includes cash, securities owned and accounts receivable, net of all liabilities. The Company has no debt and its available working capital is expected to be sufficient to cover current expenses. The Company does not expect any material capital expenditures during 2012.

During the third quarter of 2007 the Board of Directors authorized management to repurchase up to 350,000 shares of the Company’s common stock. Under the program, the Company has repurchased a total 31,567 shares since third quarter 2007. No shares were repurchased during the six months ended June 30, 2012.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2012	2011	2012	2011
Net operating income, GAAP basis	$5,831	$5,851	$11,851	$11,300
Non-GAAP adjustments:
Tax provision excluding impact of investment return	2,212	2,179	4,416	4,228

Net operating income after tax, non-GAAP basis	$3,619	$3,672	$7,435	$7,072
Net operating income after tax per share, non-GAAP basis	$1.17	$1.24	$2.42	$2.44
Weighted average shares outstanding, GAAP basis	3,101	2,967	3,066	2,903

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

There have been no changes in the Company’s internal control over financial reporting during the six-month period ending June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company did not purchase any shares of its common stock during the six months ended June 30, 2012. The following table sets forth information regarding the Company’s repurchase program of its common stock during the second quarter of fiscal year 2012:

			Cumulative Number	Maximum Number
			of Shares Purchased	of Shares That May
			as part of a Publicly	Yet Be Purchased
	Total Number	Average Price	Announced Plans	Under the Plans or
Period	of Shares Purchased	Paid Per Share	or Programs	Programs (1)
April 1, 2012 through April 30, 2012	—	—	31,567	318,433
May 1, 2012 through May 31, 2012	—	—	31,567	318,433
June 1, 2012 through June 30, 2012	—	—	31,567	318,433

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

None.

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

DIAMOND HILL INVESTMENT GROUP, INC.

Date	Title	Signature

August 3, 2012	President, Chief Executive Officer, and a Director	/S/ R. H. DILLON R. H. Dillon

August 3, 2012	Chief Financial Officer, Treasurer, and Secretary	/S/ JAMES F. LAIRD James F. Laird