Form 10-Q
period 2012-09-30
DIAMOND HILL INVESTMENT GROUP INC
filed 2012-11-02
CIK 909108

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒

The number of shares outstanding of the issuer’s common stock, as of October 26, 2012, is 3,161,896 shares.

DIAMOND HILL INVESTMENT GROUP, INC.

PART I:	FINANCIAL INFORMATION

ITEM 1:	Consolidated Financial Statements

Diamond Hill Investment Group, Inc.

Consolidated Balance Sheets

	9/30/2012	12/31/2011
	(Unaudited)
ASSETS
Cash and cash equivalents	$23,771,131	$15,242,768
Investment portfolio	15,670,239	8,208,489
Accounts receivable	10,762,069	10,295,723
Prepaid expenses	1,022,970	920,460
Furniture and equipment, net of depreciation, and other assets	784,486	829,781
Income tax receivable	1,473,189	139,696
Deferred taxes	2,671,400	2,083,402

Total assets	$56,155,484	$37,720,319

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$2,860,119	$2,895,504
Accrued incentive compensation	12,393,562	16,774,457

Total liabilities	15,253,681	19,669,961

Commitments and contingencies	—	—

Shareholders’ Equity
Common stock, no par value
7,000,000 shares authorized;
3,160,768 issued and outstanding at September 30, 2012;
2,995,814 issued and outstanding at December 31, 2011	64,086,195	49,995,622
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred equity compensation	(14,884,996)	(11,539,632)
Accumulated deficit	(8,299,396)	(20,405,632)

Total shareholders’ equity	40,901,803	18,050,358

Total liabilities and shareholders’ equity	$56,155,484	$37,720,319

Book value per share	$12.94	$6.03

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.

Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUES:
Investment advisory	$14,619,221	$13,465,140	$43,095,368	$42,704,464
Mutual fund administration, net	2,240,386	1,904,733	6,539,314	5,942,680

Total revenue	16,859,607	15,369,873	49,634,682	48,647,144

OPERATING EXPENSES:
Compensation and related costs	8,725,570	7,968,737	25,591,782	26,082,794
General and administrative	1,151,028	1,060,295	3,386,471	3,142,747
Sales and marketing	354,991	267,224	997,941	767,391
Third party distribution	207,453	180,226	559,159	661,208
Mutual fund administration	390,345	449,820	1,218,040	1,249,849

Total operating expenses	10,829,387	9,926,302	31,753,393	31,903,989

NET OPERATING INCOME	6,030,220	5,443,571	17,881,289	16,743,155

Investment return	620,600	(1,309,169)	1,423,899	(848,026)

INCOME BEFORE TAXES	6,650,820	4,134,402	19,305,188	15,895,129
Income tax provision	(2,484,034)	(1,595,174)	(7,198,952)	(5,995,278)

NET INCOME	$4,166,786	$2,539,228	$12,106,236	$9,899,851

Earnings per share	$1.32	$0.84	$3.91	$3.37

Weighted average shares outstanding	3,153,585	3,005,504	3,095,409	2,937,403

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$12,106,236	$9,899,851
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation on furniture and equipment	235,118	247,993
Stock-based compensation	3,416,920	3,086,851
(Increase) decrease in accounts receivable	(466,346)	86,169
Change in deferred income taxes	(600,358)	(1,203,598)
Investment gain/loss, net	(1,400,902)	866,697
Increase in accrued liabilities	1,124,512	4,730,270
Other changes in assets and liabilities	(44,201)	(1,253,727)

Net cash provided by operating activities	14,370,979	16,460,506

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(189,823)	(227,774)
Cost of investments purchased and other portfolio activity	(6,365,000)	(925,507)
Proceeds from sale of investments	304,152	2,333,000

Net cash provided by (used in) investing activities	(6,250,671)	1,179,719

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for repurchase of common shares	—	(1,072,908)
Payment of taxes withheld on employee stock transactions	(382,104)	(141,442)
Proceeds from common stock issuance	790,159	718,966

Net cash provided by (used in) financing activities	408,055	(495,384)

CASH AND CASH EQUIVALENTS
Net change during the period	8,528,363	17,144,841
At beginning of period	15,242,768	5,775,526

At end of period	$23,771,131	$22,920,367

Supplemental cash flow information:
Interest paid	$—	$—
Income taxes paid	7,741,000	8,343,676

Supplemental disclosure of non-cash transactions:
Common stock issued as incentive compensation	5,540,792	7,461,984

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.

Notes to Consolidated Financial Statements (unaudited)

Note 1	Business and Organization

Diamond Hill Investment Group, Inc. (the “Company”) derives its consolidated revenues and net income primarily from investment advisory and fund administration services. The Company has four operating subsidiaries.

Diamond Hill Capital Management, Inc. (“DHCM”), an Ohio corporation, is a wholly owned subsidiary of the Company and a registered investment adviser. DHCM is the investment adviser to the Diamond Hill Funds (the “Funds”), a series of open-end mutual funds and certain private investment funds (“Private Funds”), and also offers advisory services to institutional and individual investors.

Diamond Hill GP (Cayman) Ltd. (“DHGP”), which was organized for the purpose of acting as the general partner of a Cayman Islands exempted limited partnership sponsored by the Company, was dissolved during the third quarter of 2012. DHGP had no operating activity.

Beacon Hill Fund Services, Inc. (“BHFS”), an Ohio corporation, is a wholly owned subsidiary of the Company. BHFS provides certain compliance, treasury, and fund administration services to mutual fund companies. BHIL Distributors, Inc. (“BHIL”), an Ohio corporation, is a wholly owned subsidiary of BHFS. BHIL provides underwriting and distribution services to mutual fund companies. BHFS and BHIL collectively operate as Beacon Hill.

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

Accounts Receivable

Accounts receivable are recorded when they are due and are presented on the balance sheet, net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of those individuals or entities that owe the receivable. No allowance for doubtful accounts was deemed necessary at September 30, 2012 or December 31, 2011.

Valuation of Investment Portfolio

Investments held by the Company are valued based upon the definition of Level 1 inputs and Level 2 inputs. Level 1 inputs are defined as fair values which use quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are defined as quoted prices in markets that are not considered to be active for identical assets or liabilities, quoted prices in active markets for similar assets or liabilities, and inputs other than quoted prices that are directly observable or indirectly through corroboration with observable market data. The following table summarizes the values of the Company’s investments based upon Level 1 and Level 2 inputs as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Level 1 Inputs	$32,589,375	$10,480,353
Level 2 Inputs	3,644,102	6,977,929

Level 1 investments are all registered investment companies (mutual funds) and include $20.6 million and $9.2 million, respectively, of money market mutual funds that the Company classifies as cash equivalents.

Level 2 investments are all limited partnerships. There were no transfers in or out of the levels.

The changes in market values on the investments are recorded in the Consolidated Statements of Income as investment return.

Limited Partnership Interests

DHCM is the managing member of Diamond Hill General Partner, LLC (the “General Partner”), the general partner of Diamond Hill Investment Partners, L.P. (“DHIP”), Diamond Hill Investment Partners II, L.P. (“DHIP II”), Diamond Hill Research Partners, L.P. (“DHRP”), Diamond Hill Research Partners – International, L.P. (“DHRPI”), and Diamond Hill Valuation-Based Index, L.P. (“DHVBI”) collectively (the “Partnerships”), each a limited partnership whose underlying assets consist of marketable securities. Effective January 3, 2012, Diamond Hill Research Partners, L.P. converted to Diamond Hill Research Opportunities Fund, a series of the Diamond Hill Funds. On July 18, 2012, DHIP II was liquidated.

DHCM, in its role as managing member of the General Partner, has the power to direct the Partnerships’ economic activities and the right to receive investment advisory and performance incentive fees that may be significant to the Partnerships. The Company evaluated these Partnerships to determine whether or not to consolidate the entities. Certain of these Partnerships are considered to be variable interest entities (“VIEs”) while others are considered to be voting rights entities (“VREs”) both of which are subject to consolidation consideration. The Company would consolidate VIEs where the Company is considered the primary beneficiary or VREs where the General Partner is considered to control the Partnership. For the Partnerships that were considered VIEs, the Company was not deemed to be the primary beneficiary. For the Partnerships that were considered VREs, it was determined that the DHCM in its role of managing member of the General Partner did not control the Partnerships. Therefore, the investments are accounted for under the equity method rather than being consolidated in the accompanying financial statements. DHCM’s investments in these Partnerships are reported as a component of the Company’s investment portfolio, valued at DHCM’s proportionate interest in the net asset value of the marketable securities held by the Partnerships. Gains and losses attributable to changes in the value of DHCM’s interests in the Partnerships are included in the Company’s reported investment return.

Note 2	Significant Accounting Policies (Continued)

Limited Partnership Interests (Continued)

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

Certain board members, officers and employees of the Company invest in DHIP. These individuals receive no remuneration as a result of their personal investment in the Partnership. The capital of the General Partner is not subject to a management fee or an incentive fee.

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

	As Of September 30,
	2012	2011
AUM Contractual Period Ends:
Calendar Quarter-End	$—	$82,972,698
Calendar Year-End	—	83,941,115
May 31, 2017	273,834,389	—

Total AUM Subject to Incentive Fees	$273,834,389	$166,913,813

Note 2	Significant Accounting Policies (Continued)

Revenue Recognition – Incentive Revenue (Continued)

	For The Three Months Ending September 30,		For The Nine Months Ending September 30,
	2012	2011	2012	2011
Incentive Fees Under Method 1 - Contractual Period Ends:
Calendar Quarter-End	$—	$—	$—	$507
Calendar Year-End	—	—	—	738
May 31, 2017	—	—	—	—

Total Incentive Fees Under Method 1	$—	$—	$—	$1,245

Incentive Fees Under Method 2 - Contractual Period Ends:
Calendar Quarter-End	$—	$—	$—	$507
Calendar Year-End	—	—	—	738
May 31, 2017	53,600	—	53,600	—

Total Incentive Fees Under Method 2	$53,600	$—	$53,600	$1,245

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

	Prior to February 29, 2012	After February 29, 2012
Class A and Class C	0.26%	0.25%
Class I	0.24%	0.25%
Class Y (a)	0.10%	0.10%

(a)	Class Y commenced operations on January 3, 2012.

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

Mutual fund administration gross and net revenue are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Mutual fund administration:
Administration revenue, gross	$3,349,027	$2,829,944	$9,675,532	$8,802,865

12b-1/service fees and commission revenue received from fund clients	1,734,552	1,663,549	5,168,905	5,437,354

12b-1/service fees and commission expense payments to third parties	(1,734,552)	(1,663,549)	(5,168,905)	(5,437,354)
Fund related expense	(1,102,340)	(934,701)	(3,135,709)	(2,892,596)

Revenue, net of fund related expenses	2,246,687	1,895,243	6,539,823	5,910,269

DHCM C-Share financing:
Broker commission advance repayments	46,077	79,780	166,746	286,890
Broker commission amortization	(52,378)	(70,290)	(167,255)	(254,479)

Financing activity, net	(6,301)	9,490	(509)	32,411

Mutual fund administration revenue, net	$2,240,386	$1,904,733	$6,539,314	$5,942,680

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

The Company has analyzed its tax positions taken on federal income tax returns for all open tax years (tax years ended December 31, 2009 through 2011) to determine any uncertainty in income taxes and has recognized no adjustment in the net asset or liability.

Earnings Per Share

Earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. For the periods presented, the Company does not have dilutive securities outstanding.

Note 3	Investment Portfolio

As of September 30, 2012, the Company held investments worth $15.7 million and an estimated cost basis of $11.7 million. The following table summarizes the market value of these investments as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
Diamond Hill Small Cap Fund	$218,629	$189,042
Diamond Hill Small-Mid Cap Fund	237,865	203,571
Diamond Hill Large Cap Fund	248,974	213,110
Diamond Hill Select Fund	246,898	214,833
Diamond Hill Long-Short Fund	241,532	212,720
Diamond Hill Research Opportunities Fund (a)	10,618,026	—
Diamond Hill Strategic Income Fund	214,213	197,284
Diamond Hill Investment Partners, L.P.	7,015	156,122
Diamond Hill Investment Partners II, L.P. (b)	—	131,203
Diamond Hill Research Partners L.P. (a)	—	5,770,874
Diamond Hill Research Partners - International, L.P.	1,356,375	919,730
Diamond Hill Valuation-Based Index, L.P.	2,280,712	—

Total Investment Portfolio	$15,670,239	$8,208,489

(a)	Effective January 3, 2012, Diamond Hill Research Partners, L.P. converted to Diamond Hill Research Opportunities Fund, a series of the Diamond Hill Funds.
(b)	On July 18, 2012, Diamond Hill Investment Partners II, L.P. was liquidated.

Note 3	Investment Portfolio (Continued)

DHCM is the managing member of the Diamond Hill General Partner LLC, which is the general partner of the Partnerships. The underlying assets of the Partnerships are cash and marketable equity securities. Summary financial information, including the Company’s carrying value and income from the Partnerships, is as follows:

	As of
	September 30, 2012	December 31, 2011
Total partnership assets	$102,336,078	$130,880,368
Total partnership liabilities	16,773,171	21,570,822

Net partnership assets	$85,562,907	$109,309,546
DHCM’s portion of net assets	$3,644,102	$6,977,929

	For the Nine Months Ended September 30, 2012	For the Year Ended December 31, 2011
Net partnership income (loss)	$11,548,485	$(11,007,617)
DHCM’s portion of net income (loss)	$466,201	$(75,082)

Note 4	Capital Stock

Common Shares

The Company has only one class of securities outstanding, Common Shares, no par value per share.

Authorization of Preferred Shares

The Company’s Amended and Restated Articles of Incorporation authorize the issuance of 1,000,000 shares of “blank check” preferred shares with such designations, rights and preferences, as may be determined from time to time by the Company’s Board of Directors. The Board of Directors is authorized, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting or other rights of the holders of the Common Shares. There were no shares of preferred stock issued or outstanding at September 30, 2012 or December 31, 2011.

Note 5	Stock-Based Compensation

Equity Incentive Plans

2011 Equity and Cash Incentive Plan

At the Company’s annual shareholder meeting on April 26, 2011, shareholders approved the 2011 Equity and Cash Incentive Plan (“2011 Plan”). The 2011 Plan is intended to facilitate the Company’s ability to attract and retain staff, provide additional incentives to employees, directors and consultants, and promote the success of the Company’s business. The 2011 Plan authorizes the issuance of 600,000 Common Shares of the Company in various forms of equity awards. The 2011 Plan also authorizes cash incentive awards. As of September 30, 2012, there were 331,576 Common Shares available for awards under the 2011 Plan. The 2011 Plan provides that the Board of Directors, or a committee appointed by the Board, may grant awards and otherwise administer the 2011 Plan. Restricted stock grants issued under the 2011 Plan, which vest over time, are recorded as deferred compensation in the equity section of the balance sheet on the grant date and then recognized as compensation expense based on the grant date price over the vesting period of the respective grant.

Note 5	Stock-Based Compensation (Continued)

Equity Incentive Plans (Continued)

2005 Employee and Director Equity Incentive Plan

At the Company’s annual shareholder meeting on May 12, 2005, shareholders approved the 2005 Employee and Director Equity Incentive Plan (“2005 Plan”). There are no longer any Common Shares available for future issuance under the 2005 Plan, although outstanding grants under the 2005 Plan remain issued and outstanding. Restricted stock grants issued under the 2005 Plan, which vest over time, are recorded as deferred compensation in the equity section of the balance sheet on the grant date and then recognized as compensation expense based on the grant date price over the vesting period of the respective grant.

Restricted Stock Grant Transactions

The following table represents a roll-forward of outstanding restricted stock grants issued pursuant to the 2011 and 2005 Plans and related activity during the year ended December 31, 2011 and the nine months ended September 30, 2012:

	Shares	Weighted-Average Grant Date Price per Share
Outstanding restricted stock grants as of December 31, 2010	164,832	$69.72
Grants issued	109,333	79.45
Grants vested	(5,176)	78.85
Grants forfeited	(8,368)	64.74

Outstanding restricted stock grants as of December 31, 2011	260,621	$73.78

Grants issued	89,600	71.64
Grants vested	(12,923)	76.87
Grants forfeited	(2,177)	71.37

Total outstanding restricted stock grants as of September 30, 2012	335,121	$73.11

Total deferred compensation related to unvested restricted stock grants was $14,884,996 as of September 30, 2012. Expense recognition of deferred compensation over the remaining vesting periods is as follows:

2012	2013	2014	2015	2016	2017	Total
$1,260,511	$4,439,086	$4,104,752	$3,200,260	$1,360,890	$519,497	$14,884,996

Note 5	Stock-Based Compensation (Continued)

401(k) Plan

The Company sponsors a 401(k) plan in which all employees participate. Employees may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions of Common Shares of the Company with a value equal to 200 percent of the first six percent of an employee’s compensation contributed to the plan. Employees become fully vested in the matching contributions after six plan years of employment. The following table summarizes the Company’s expenses attributable to the plan during the three and nine months ended September 30, 2012 and 2011:

	2012	2011
Three Months Ended	$272,438	$239,525
Nine Months Ended	790,159	718,967

Note 6	Operating Leases

The Company leases approximately 25,500 square feet of office space at two locations. The following table summarizes the total lease and operating expenses for the three and nine months ended September 30, 2012 and 2011:

	2012	2011
Three Months Ended	$174,278	$163,496
Nine Months Ended	512,529	450,517

The approximate future minimum lease payments under the operating leases are as follows:

2012	2013	2014	2015	2016
$112,000	$417,000	$397,000	$401,000	$234,000

In addition to the above rent, the Company will also be responsible for normal operating expenses of the properties. Such operating expenses were approximately $9.60 per square foot in 2011, on a combined basis, and are expected to be approximately $9.69 per square foot in 2012.

Note 7	Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2012 and 2011 consists of federal, state and city income taxes. During 2011, the Company and its subsidiaries fully utilized the capital loss carry forward outstanding from December 31, 2010. As of September 30, 2012, there was no capital loss carry forward outstanding. During the third quarter of 2012, the Company determined it was entitled to a $3.9 million tax deduction related to dividends paid on unvested restricted stock. The resulting tax benefit of $1.4 million was recorded as a reduction of income taxes payable and an increase in shareholders’ equity.

Note 8	Earnings Per Share

The following table sets forth the computation for EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$4,166,786	$2,539,228	$12,106,236	$9,899,851
Weighted average number of outstanding shares	3,153,585	3,005,504	3,095,409	2,937,403
Earnings per share	$1.32	$0.84	$3.91	$3.37

For the periods presented, the Company does not have dilutive securities outstanding.

Note 9	Regulatory Requirements

BHIL, a wholly owned subsidiary of the Company and principal underwriter for mutual funds, is subject to the U.S. Securities and Exchange Commission (“SEC”) uniform net capital rule, which requires the maintenance of minimum net capital. BHIL’s net capital exceeded its minimum net capital requirement at September 30, 2012 and December 31, 2011. The net capital balances, minimum net capital requirements, and ratio of aggregate indebtedness to net capital for BHIL are summarized below as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
Net Capital	$386,778	$360,167
Minimum Net Capital Requirement	42,978	38,139
Ratio of Aggregate Indebtedness to Net Capital	1.67 to 1	1.59 to 1

Note 10	Commitments and Contingencies

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

In this section, the Company discusses and analyzes the consolidated results of operations for the three and nine month periods ended September 30, 2012 and 2011 and other factors that may affect future financial performance. The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Assets Under Management

As of September 30, 2012, AUM totaled $9.7 billion, a 25% increase in comparison to September 30, 2011. Revenues are highly dependent on both the value and composition of AUM. The following tables show AUM by product and investment objective for the dates indicated and a roll-forward of the change in AUM for the three and nine months ended September 30, 2012 and 2011:

	Assets Under Management by Product
	As of September 30,
(in millions)	2012	2011	% Change
Proprietary funds	$5,203	$3,869	34%
Sub-advised funds	964	873	10%
Separate accounts	3,514	2,977	18%

Total AUM	$9,681	$7,719	25%

	Assets Under Management
	by Investment Objective
	As of September 30,
(in millions)	2012	2011	% Change
Small Cap	$966	$843	15%
Small-Mid Cap	319	256	25%
Large Cap	5,536	4,218	31%
Select (All Cap)	260	338	-23%
Long-Short	2,396	1,895	26%
Strategic Income	204	169	21%

Total AUM	$9,681	$7,719	25%

	Change in Assets Under Management
	For the Three Months Ended September 30,
(in millions)	2012	2011
AUM at beginning of the period	$9,164	$9,186
Net cash inflows (outflows)
proprietary funds	161	(93)
sub-advised funds	(42)	(37)
separate accounts	(191)	(29)

	(72)	(159)
Net market appreciation (depreciation) and income	589	(1,308)

Increase (decrease) during the period	517	(1,467)

AUM at end of the period	$9,681	$7,719

	Change in Assets Under Management
	For the Nine Months Ended September 30,
(in millions)	2012	2011
AUM at beginning of the period	$8,671	$8,623
Net cash inflows (outflows)
proprietary funds	368	(111)
sub-advised funds	(117)	40
separate accounts	(171)	5

	80	(66)
Net market appreciation (depreciation) and income	930	(838)

Increase (decrease) during the period	1,010	(904)

AUM at end of the period	$9,681	$7,719

Consolidated Results of Operations

The following is a discussion of the consolidated results of operations of the Company.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except per share amounts and percentages)	2012	2011	% Change	2012	2011	% Change
Net operating income	$6,030	$5,444	11%	$17,881	$16,743	7%
Net operating income after tax (a)	$3,778	$3,344	13%	$11,213	$10,428	8%
Net income	$4,167	$2,539	64%	$12,106	$9,900	22%

Net operating income after tax per share (a)	$1.20	$1.11	8%	$3.62	$3.55	2%
Net income per share	$1.32	$0.84	57%	$3.91	$3.37	16%
Operating profit margin	36%	35%	NM	36%	34%	NM

(a)	Net operating income after tax is a non-GAAP performance measure. See Use of Supplemental Data as Non-GAAP Performance Measure on page 23 of this report.

Three Months Ended September 30, 2012 compared with Three Months Ended September 30, 2011

The Company generated net income of $4.2 million ($1.32 per share) for the three months ended September 30, 2012, compared with net income of $2.5 million ($0.84 per share) for the three months ended September 30, 2011. Operating income increased by $587 thousand period over period primarily due to an increase in AUM, resulting in a $1.5 million increase in revenue. The revenue increase was offset by an increase in operating expenses of $903 thousand, primarily related to higher compensation related to staffing increases. A positive return on the Company’s corporate investments also contributed to the overall increase in net income of $1.6 million. Operating profit margin increased to 36% for third quarter 2012 from 35% for third quarter 2011. The Company expects that its operating margin will fluctuate from period to period based on various factors including revenues; investment results; employee performance; staffing levels; development of investment strategies, products, or channels; and industry comparisons.

Revenue

	Three Months Ended September 30,
(in thousands)	2012	2011	% Change
Investment advisory	$14,619	$13,465	9%
Mutual fund administration, net	2,240	1,905	18%

Total	$16,859	$15,370	10%

As a percent of total third quarter 2012 revenues, investment advisory fees accounted for 87% and mutual fund administration fees made up the remaining 13%. This compared to 88% and 12%, respectively, for third quarter 2011.

Investment Advisory Fees. Investment advisory fees increased by $1.2 million, or 9%, from the quarter ended September 30, 2011 to the quarter ended September 30, 2012. Investment advisory fees are calculated as a percent of average AUM at various rates depending on the investment product. While the average AUM increased 10% quarter over quarter, the average advisory fee rate declined 1 basis point to 0.62% for the quarter ended September 30, 2012 compared to 0.63% for the quarter ended September 30, 2011. Contributing to the decrease in the average advisory fee rate is the large cap fee reduction where the Company voluntarily lowered the investment advisory fee it charges on the Diamond Hill Large Cap Fund and certain large cap separate accounts by 0.05% effective October 1, 2011.

Mutual Fund Administration Fees. Mutual fund administration fees increased $335 thousand, or 18%, from the quarter ended September 30, 2011 to the quarter ended September 30, 2012. Mutual fund administration fees include administration fees received from Diamond Hill Funds, which are calculated as a percent of average mutual fund AUM, and all Beacon Hill fee revenue. The increase in the mutual fund administration fees is primarily due to a 19% increase in average mutual fund AUM from $4.1 billion for the quarter ended September 30, 2011 to $4.9 billion for the quarter ended September 30, 2012.

Expenses

	Three Months Ended September 30,
(in thousands)	2012	2011	% Change
Compensation and related costs	$8,726	$7,969	9%
General and administrative	1,151	1,060	9%
Sales and marketing	355	267	33%
Third party distribution	207	180	15%
Mutual fund administration	390	450	-13%

Total	$10,829	$9,926	9%

Compensation and Related Costs. Employee compensation and benefits increased $757 thousand, or 9%, during the quarter ended September 30, 2012 compared to the quarter ended September 30, 2011. The increase is primarily due to an increase in salaries and related benefits due to an increase in staffing levels.

General and Administrative. General and administrative expenses increased by $91 thousand, or 9%, period over period. This increase is primarily due to additional research expenses to support the Company’s investment team, employee professional development, and an increase non-income related taxes.

Sales and Marketing. Sales and marketing expenses increased by $88 thousand, or 33%. The increase was primarily due to an increase in travel and other expenses related to continued business development and retention efforts during third quarter 2012.

Third Party Distribution. Third party distribution expense represents payments made to intermediaries related to sales of the Company’s investment products. The expense is directly correlated with investments in the Company’s private investment funds. The period over period increase or decrease directly corresponds to the increase or decrease in investment advisory fees earned by the Company.

Mutual Fund Administration. Mutual fund administration expense decreased by $60 thousand, or 13%, period over period. The majority of mutual fund administration fees are variable based on the amount of mutual fund AUM or the number of shareholder accounts. This decrease is primarily due to a shift in the servicing of shareholder accounts from the fund’s transfer agent to omnibus shareholder accounting at third party intermediaries. The costs associated with servicing these shareholders accounts are now reflected as Fund Related Expenses (see Footnote 2: Revenue Recognition – Fund Administration). This decrease was slightly offset by an increase in sub-administration fees due to an increase in average mutual fund AUM by 10% from the quarter ended September 30, 2011 to the quarter ended September 30, 2012.

Nine Months Ended September 30, 2012 compared with Nine Months Ended September 30, 2011

The Company generated net income of $12.1 million ($3.91 per share) for the nine months ended September 30, 2012, compared with net income of $9.9 million ($3.37 per share) for the nine months ended September 30, 2011. Operating income increased by $1.1 million period over period primarily due to an increase in AUM, resulting in a $987 thousand increase in revenue. A positive return on the Company’s corporate investments also contributed to the overall increase in net income of $2.2 million. Operating profit margin increased to 36% for the nine months ended September 30, 2012 from 34% for the nine months ended September 30, 2011. The Company expects that its operating margin will fluctuate from period to period based on various factors including revenues; investment results; employee performance; staffing levels; development of investment strategies, products, or channels; and industry comparisons.

Revenue

	Nine Months Ended September 30,
(in thousands)	2012	2011	% Change
Investment advisory	$43,095	$42,704	1%
Mutual fund administration, net	6,539	5,943	10%

Total	$49,634	$48,647	2%

As a percent of 2012 year to date revenues, investment advisory fees accounted for 87% and mutual fund administration fees accounted for the remaining 13% compared to the 2011 period where investment advisory fees accounted for 88% and mutual fund administration fees accounted for the remaining 12% of revenues.

Investment Advisory Fees. Investment advisory fees increased by $391 thousand, or 1%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Investment advisory fees are calculated as a percent of average net AUM at various rates depending on the investment product. While the average AUM increased 3% period over period, the average advisory fee rate declined 2 basis points to 0.62% for the nine months ended September 30, 2012 compared to 0.64% for the nine months ended September 30, 2011. Contributing to the decrease in the average advisory fee rate is the large cap fee reduction where the Company voluntarily lowered the investment advisory fee it charges on the Diamond Hill Large Cap Fund and certain large cap separate accounts by 0.05% effective October 1, 2011.

Mutual Fund Administration Fees. Mutual fund administration revenues increased by $596 thousand, or 10%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Mutual fund administration fees include administration fees received from Diamond Hill Funds, which are calculated as a percent of average mutual fund AUM, and all Beacon Hill fee revenue. The increase in the mutual fund administration fee is due to a 10% increase in average mutual fund AUM from $4.2 billion for the nine months ended September 30, 2011 to $4.6 billion for the nine months ended September 30, 2012.

Expenses

	Nine Months Ended September 30,
(in thousands)	2012	2011	% Change
Compensation and related costs	$25,592	$26,083	-2%
General and administrative	3,386	3,143	8%
Sales and marketing	998	767	30%
Third party distribution	559	661	-15%
Mutual fund administration	1,218	1,250	-3%

Total	$31,753	$31,904	0%

Compensation and Related Costs. Employee compensation and benefits decreased $491 thousand, or 2%, during the nine months ended September 30, 2012 compared to the same period a year ago, primarily due to a decrease of $1.8 million in incentive compensation during the nine months ended September 30, 2012 offset by an increase in salaries and related benefits of $1.4 million due to increases in staffing levels.

General and Administrative. General and administrative expenses increased by $243 thousand, or 8%, period over period. This increase is primarily due to additional research expenses and systems related expenses to support the Company’s investment team, additional rent related to the expansion of the company’s office space, and employee professional development, offset by a reduction in corporate legal expenses and a decrease in state use tax.

Sales and Marketing. Sales and marketing expenses increased by $231 thousand, or 30%, period over period. The increase was primarily due to an increase in travel and other expenses related to business development and retention efforts during 2012.

Third Party Distribution. Third party distribution expense represents payments made to intermediaries related to sales of the Company’s investment products. The expense is directly correlated with investments in the Company’s private investment funds. The period over period increase or decrease directly corresponds to the increase or decrease in investment advisory fees earned by the Company.

Mutual Fund Administration. Mutual fund administration expense decreased by $32 thousand, or 3%, period over period. The majority of mutual fund administration fees are variable based on the amount of mutual fund AUM or the number of shareholder accounts. This decrease is primarily due to a shift in the servicing of shareholder accounts from the fund’s transfer agent to omnibus shareholder accounting at third party intermediaries. The costs associated with servicing these accounts are now reflected as Fund Related Expenses (see Footnote 2: Revenue Recognition – Fund Administration). This decrease was slightly offset by an increase in sub-administration fees due to an increase in average mutual fund AUM of 10% for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Beacon Hill Fund Services

Beacon Hill is currently staffed with 11 full-time equivalent employees, and provides compliance, treasurer, and other fund administration services to mutual fund clients and their investment advisers. In addition, through its registered broker/dealer, Beacon Hill also serves as the underwriter for a number of mutual funds. The following is a summary of Beacon Hill’s performance for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011, excluding 12b-1/service fees and commission revenue and expenses, which net to zero:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Revenue (a)	$514	$424	$1,551	$1,364
Expenses	575	558	1,739	1,699

Net loss	$(61)	$(134)	$(188)	$(335)

(a)	Beacon Hill’s revenue for the three months ended September 30, 2012 and 2011 includes $130 thousand and $128 thousand, respectively, of inter-company revenue earned from services provided to DHCM. Beacon Hill’s revenue for the nine months ended September 30, 2012 and 2011 includes $392 thousand and $388 thousand, respectively, of inter-company revenue earned from services provided to DHCM. These amounts have been eliminated from the Consolidated Statements of Income.

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

As of September 30, 2012, the Company had working capital of approximately $36.5 million compared to $14.0 million at December 31, 2011. Working capital includes cash, securities owned and current receivables, net of all liabilities. The Company has no debt and its available working capital is expected to be sufficient to cover current expenses. The Company does not expect any material capital expenditures during 2012.

During the third quarter of 2007 the Board of Directors authorized management to repurchase up to 350,000 shares of the Company’s common stock. Under the program, the Company has repurchased a total 31,567 shares since third quarter 2007. No shares were repurchased during the nine months ended September 30, 2012.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2012	2011	2012	2011
Net operating income, GAAP basis	$6,030	$5,444	$17,881	$16,743
Non-GAAP adjustments:
Tax provision excluding impact of investment return	2,252	2,100	6,668	6,315

Net operating income after tax, non-GAAP basis	$3,778	$3,344	$11,213	$10,428

Net operating income after tax per share, non-GAAP basis	$1.20	$1.11	$3.62	$3.55

Weighted average shares outstanding, GAAP basis	3,154	3,006	3,095	2,937

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

Management, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting during the nine-month period ending September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company did not purchase any shares of its common stock during the nine months ended September 30, 2012. The following table sets forth information regarding the Company’s repurchase program of its common stock during the third quarter of fiscal year 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Cumulative Number of Shares Purchased as part of a Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(a)
July 1, 2012 through July 31, 2012	—	—	31,567	318,433
August 1, 2012 through August 31, 2012	—	—	31,567	318,433
September 1, 2012 through September 30, 2012	—	—	31,567	318,433

(a)	The Company’s current share repurchase program was announced on August 9, 2007. The board of directors authorized management to repurchase up to 350,000 shares of its common stock in the open market and in private transactions in accordance with applicable securities laws. The Company’s stock repurchase program is not subject to an expiration date.

ITEM 3:	Defaults Upon Senior Securities

None

ITEM 4:	Mine Safety Disclosures

None.

ITEM 5:	Other Information

None

ITEM 6:	Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference from Form 8-K Current Report for the event on May 2, 2002 filed with the SEC on May 7, 2002; File No. 000-24498.)

3.2	Code of Regulations of the Company. (Incorporated by reference from Form 8-K Current Report for the event on May 2, 2002 filed with the SEC on May 7, 2002; File No. 000-24498.)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Section 1350 Certifications.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

DIAMOND HILL INVESTMENT GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMOND HILL INVESTMENT GROUP, INC.

Date	Title	Signature

November 2, 2012	President, Chief Executive Officer,	/s/ R. H. Dillon
	and a Director	R. H. Dillon

November 2, 2012	Chief Financial Officer, Treasurer,	/s/ James F. Laird
	Secretary, and a Director	James F. Laird