Form 10-K
period 2012-12-31
DIAMOND HILL INVESTMENT GROUP INC
filed 2013-03-08
CIK 909108

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of the registrant’s common shares (the only common equity of the registrant) held by non-affiliates of the registrant, based on the closing price of $78.29 on June 30, 2012 on the NASDAQ Global Select Market was $185,554,346. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that the registrant’s executive officers and directors and persons holding five percent or more of the registrant’s common shares are affiliates.

3,231,318 Common Shares outstanding as of March 1, 2013.

Documents incorporated by reference: Portions of the registrant’s definitive proxy statement for the 2013 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this report.

Diamond Hill Investment Group, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2012

PART I

Item 1.	Business

Forward-Looking Statements

Throughout this Annual Report on Form 10-K, Diamond Hill Investment Group, Inc. may make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to such matters as anticipated operating results, prospects for achieving the critical threshold of assets under management, technological developments, economic trends (including interest rates and market volatility), expected transactions and acquisitions and similar matters. The words “believe,” “expect,” “anticipate,” “estimate,” “should,” “hope,” “seek,” “plan,” “intend” and similar expressions identify forward-looking statements that speak only as of the date thereof. While the Company believes that the assumptions underlying its forward-looking statements are reasonable, investors are cautioned that any of the assumptions could prove to be inaccurate and accordingly, the actual results and experiences of the Company could differ materially from the anticipated results or other expectations expressed by the Company in its forward-looking statements. Factors that could cause such actual results or experiences to differ from results discussed in the forward-looking statements include, but are not limited to: the adverse effect from a decline in the securities markets; a decline in the performance of the Company’s products; changes in interest rates; changes in national and local economic and political conditions, including the effects of implementation of the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012 and the continuing economic uncertainty in various parts of the world; changes in government policy and regulation, including monetary policy; changes in the Company’s ability to attract or retain key employees; unforeseen costs and other effects related to legal proceedings or investigations of governmental and self-regulatory organizations; and other risks identified from time-to-time in the Company’s other public documents on file with the U. S. Securities and Exchange Commission (“SEC”), including those discussed below in Item 1A. When we use the terms the “Company,” “management,” “we,” “us,” and “our,” we mean Diamond Hill Investment Group, Inc. and its subsidiaries.

Overview

The Company, an Ohio corporation organized in April 1990, derives its consolidated revenue and net income from investment advisory and fund administration services provided by its subsidiaries Diamond Hill Capital Management, Inc. (“DHCM”), Beacon Hill Fund Services, Inc. (“BHFS”), and BHIL Distributors, Inc. (“BHIL”). BHFS and BHIL collectively operate as Beacon Hill. DHCM is a registered investment adviser under the Investment Advisers Act of 1940. DHCM sponsors, distributes, and provides investment advisory and related services to various U.S. and foreign clients through Diamond Hill Funds, institutional accounts, and private investment funds (generally known as “hedge funds”). Beacon Hill provides fund administration and statutory underwriting services to various clients, including Diamond Hill Funds.

The Company’s primary objective is to fulfill its fiduciary duty to clients. Its secondary objective is to grow the intrinsic value of the Company in order to achieve an adequate long-term return for shareholders.

Investment Advisory Activities

Clients

The Company provides investment advisory services to a broad range of clients, including corporations, mutual funds, retirement plans, public pension funds, endowments, foundations, financial institutions and high net worth individuals. We strive to expand our client base by attracting new clients and earning additional business from existing clients.

Investment Philosophy

We believe that a company’s intrinsic value is independent of its stock price. Our investment philosophy is rooted in the teachings of Benjamin Graham and the methods of Warren Buffett. The following are the guiding principles for our philosophy:

•	Treat every investment as a partial ownership interest in that company.

Investing is most intelligent when it is most businesslike.

•	Always invest with a margin of safety.

We want to purchase securities at a sufficient discount to our estimate of intrinsic value. We estimate the intrinsic value of the business independent of the current stock market price then compare our estimate to the price in order to determine if an opportunity exists. If we do this successfully, it will both increase the potential reward and be the most effective risk control.

•	Possess a long-term investment temperament.

In the short term, market prices are driven as much by emotion as economic fundamentals. Over time, the economic performance of the business and the price paid will determine the investment return, not the market.

•	Recognize that market price and intrinsic value tend to converge over a reasonable period of time.

Guided by our investment philosophy, our portfolio managers invest in companies when the current market price is at a discount to our estimate of intrinsic value, based upon a discounted cash flow methodology. The investment opportunity lies in the ability to recognize when the current market price does not reflect our estimate of a company’s intrinsic value. By not relying on the market as an indicator of value, we believe the market can be used to our advantage over time.

Investment Process

DHCM’s investment process begins with fundamental research focusing on estimating a company’s intrinsic value independent of its current stock price. Bottom-up analysis, which takes into consideration earnings, revenue growth, operating margins and other economic factors, is of primary importance in estimating the intrinsic value of an individual company. A five-year discounted cash flow analysis is the primary methodology to determine whether there is a discrepancy between the current market price and DHCM’s estimate of intrinsic value. In order to forecast the amount and timing of cash flows, the research analysts concentrate on the fundamental economic drivers of the business, including competitive positioning, quality of management, and balance sheet strength. Research analysts also evaluate each company within the context of sector and industry secular trends. Key factors in analyzing sectors and industries include relative pricing power, ability to earn excess returns, long-term capital flow, and other fundamental factors. DHCM also applies an intrinsic value philosophy to the analysis of fixed income securities.

Only securities selling at a discount (premium) to intrinsic value will be purchased (sold short). A portfolio manager assigns the highest weights to the highest conviction names. A strategy will often not have any exposure to certain industries in which we are unable to find attractive opportunities. A stock will be sold if its price reaches DHCM’s estimate of intrinsic value, if fundamentals deteriorate, if a more attractive opportunity is identified, or if the holding reaches the stated limit as a percent of the portfolio.

DHCM believes that many investors’ short-term focus hinders their long-term results, which creates market inefficiencies and therefore opportunities. In addition, not all investors are valuation sensitive. We believe that we can exploit these market anomalies/inefficiencies by possessing a long-term investment temperament and practicing a consistent and repeatable business appraisal approach to investing. Furthermore, DHCM believes that investing in securities whose market prices are significantly below DHCM’s estimate of intrinsic value (or selling short securities whose market prices are above DHCM’s estimate of intrinsic value) is a reliable method to achieve above average relative returns as well as mitigate risk.

Investment Advisory Fees

The Company’s principal source of revenue is investment advisory fee income earned from managing client accounts under investment advisory and sub-advisory agreements. The fees earned depend on the type of investment strategy, account size and servicing requirements. Revenues depend on the total value and composition of assets under management (“AUM”). Accordingly, net asset flows, market fluctuations in client portfolios, and the composition of AUM impact our revenues and results of operations. The Company also has certain agreements which allow us to earn variable fees in the event that investment returns exceed targeted amounts during a measurement period.

Investment Strategies

The Company offers several traditional and alternative investment strategies. All are based on the same intrinsic value philosophy. As of December 31, 2012 we offered the following investment strategies to our clients:

1.	Small Cap – Pursues long-term capital appreciation by investment in a portfolio of 40-70 small-capitalization U.S. companies.

2.	Small-Mid Cap – Pursues long-term capital appreciation by investing in a portfolio of 40-70 small- and mid-capitalization U.S. companies.

3.	Large Cap – Pursues long-term capital appreciation by investing in a portfolio of 40-60 large-capitalization U.S. companies.

4.	Select – Pursues long-term capital appreciation by investing in a portfolio of 30-40 U.S. companies across a broad range of market capitalizations.

5.	Long-Short – Pursues long-term capital appreciation by investing both long and selling short U.S. companies across a broad range of market capitalizations.

6.	Strategic Income – Pursues high current income, preservation of capital, and total return by investing in corporate bonds across the credit spectrum.

Investment Results

The Company believes that one of the most important characteristics exhibited by the best investment firms is excellent investment returns for their clients over a long period of time. The Company is pleased that, during its history as an investment advisory firm, it has delivered what it believes are strong long-term investment returns for its clients. Investment returns have been a key driver in the long-term success the Company has achieved in growing AUM. Despite strong absolute equity market returns, the past three-year period has been a difficult one for many active money managers, including DHCM. Our equity strategy returns trailed benchmark returns over the same period; however, we remain focused on five-year periods to evaluate our results. Significant exposure to the energy sector across all of our equity strategies was the primary driver of underperformance relative to the benchmarks over the one- and three-year periods ended December 31, 2012. The energy sector was the worst performing sector in the market in 2012 as continued domestic oil and gas supply increases from hydraulic fracturing technology and weaker global demand for oil, driven by slowdowns in Europe and China, created headwinds for energy stocks. We believe this underperformance over the trailing one- and three-year periods contributed to the flat and negative client cash flows in 2011 and 2012, respectively. The following is a summary of the investment returns as of December 31, 2012, relative to respective passive benchmark.

		As of December 31, 2012
	Inception	1 Year	3 Year	5 Year	10 Year	Inception
Diamond Hill Small Cap Fund	12/29/2000	13.17%	9.14%	4.57%	11.05%	10.41%
Russell 2000		16.35%	12.25%	3.56%	9.72%	6.21%
Diamond Hill Small-Mid Cap Fund	12/30/2005	15.74%	11.16%	6.40%	N/A	5.92%
Russell 2500		17.88%	13.34%	4.34%	N/A	5.52%
Diamond Hill Large Cap Fund	6/29/2001	12.62%	8.23%	1.86%	9.59%	6.18%
Russell 1000		16.42%	11.12%	1.92%	7.52%	3.73%
Diamond Hill Select Fund Fund	12/1/2005	11.54%	6.63%	1.70%	N/A	4.00%
Russell 3000		16.42%	11.20%	2.04%	N/A	4.34%
Diamond Hill Long-Short Fund	6/30/2000	8.77%	3.97%	0.39%	8.06%	6.16%
50% Russell 1000 / 50% BofA ML US 0-3 Month T-Bill		8.11%	5.78%	1.66%	4.87%	2.43%
Diamond Hill Strategic Income Fund	9/30/2002	9.83%	9.66%	8.38%	7.75%	8.02%
BofA ML US Corporate, Government & Mortgage		4.43%	6.24%	6.03%	5.26%	5.29%
BofA ML US Corporate & High Yield		11.37%	9.62%	8.14%	7.19%	7.41%

-	Fund returns are Class I shares net of fees
-	Index returns do not reflect any fees

Assets Under Management

The following tables show AUM by product and investment objective as well as net client cash flows for the past five years ended December 31, 2012:

	Assets Under Management by Product
	As of December 31,
(in millions)	2012	2011	2010	2009	2008
Proprietary funds	$5,251	$4,405	$4,409	$3,714	$3,231
Sub-advised funds	947	972	930	146	104
Institutional accounts	3,231	3,294	3,284	2,423	1,175

Total AUM	$9,429	$8,671	$8,623	$6,283	$4,510

	Assets Under Management
	by Investment Objective
	As of December 31,
(in millions)	2012	2011	2010	2009	2008
Small Cap	$939	$932	$948	$625	$403
Small-Mid Cap	364	277	196	146	102
Large Cap	5,211	4,885	4,631	2,654	1,266
Select (All Cap)	258	321	422	400	258
Long-Short	2,455	2,082	2,251	2,300	2,331
Strategic Income	202	174	175	158	150

Total AUM	$9,429	$8,671	$8,623	$6,283	$4,510

	Change in Assets Under Management
	For the Year Ended December 31,
(in millions)	2012	2011	2010	2009	2008
AUM at beginning of the year	$8,671	$8,623	$6,283	$4,510	$4,403
Net cash inflows (outflows)
proprietary funds	429	56	452	(161)	1,166
sub-advised funds	(149)	21	714	6	54
institutional accounts	(499)	(74)	532	734	757

	(219)	3	1,698	579	1,977
Net market appreciation (depreciation) and income	977	45	642	1,194	(1,870)

Increase during the year	758	48	2,340	1,773	107

AUM at end of the year	$9,429	$8,671	$8,623	$6,283	$4,510

Capacity

The Company’s primary goal is to fulfill our fiduciary duty to clients. Once the Company determines that the size of any of its strategies hinders its ability to add value over a passive alternative, the Company will close those strategies to new clients, which may impact the Company’s ability to grow AUM. The Small Cap strategy was closed to new investors as of December 31, 2005 and re-opened on September 1, 2007. The Long-Short strategy was closed to new investors as of June 30, 2008 and re-opened on December 31, 2008. The Company estimates its AUM capacity to be approximately $20—$30 billion with AUM of $9.4 billion as of December 31, 2012. The key consideration in determining AUM capacity involves looking at each of our investment strategies and estimating its individual capacity, given market capitalization constraints.

Distribution Channels

The Company’s investment advisory services are distributed through multiple channels. Our institutional sales efforts include building relationships with institutional consultants and also establishing direct relationships with institutional clients. Our sales efforts for the Diamond Hill Funds (the “Funds”) include wholesaling to third-party financial intermediaries, including independent registered investment advisors, brokers, financial planners, and wealth advisers, who utilize the Funds in investment programs they construct for their clients.

AUM by Channel

Below is a summary of the assets by distribution channel for the past five years ended December 31, 2012:

	Assets by Distribution Channel
	As of December 31,
(in millions)	2012	2011	2010	2009	2008
Proprietary funds:
Registered investment advisors	$1,258	$1,049	$1,080	$1,272	$1,197
Independent broker/dealers	917	665	815	757	781
Wirehouse broker/dealers	758	674	775	824	645
Banks	1,407	927	797	43	27
Defined contribution	739	737	493	211	139
Other	172	353	449	607	442

Total proprietary funds	5,251	4,405	4,409	3,714	3,231
Sub-advised funds	947	972	930	146	104
Institutional accounts:
Institutional consultant	1,857	1,836	1,602	1,044	339
Financial intermediary	1,164	1,237	1,246	908	447
Direct	210	221	436	471	389

Total institutional accounts	3,231	3,294	3,284	2,423	1,175

Total AUM	$9,429	$8,671	$8,623	$6,283	$4,510

Growth Strategy

The Company’s growth strategy will remain focused on achieving excellent investment results in all its strategies and providing the highest level of client service. We will continue to be focused on the development of distribution channels to enable us to offer our various investment strategies to a broad array of clients. We intend to continue to grow assets under management through our proprietary funds and institutional accounts. We have a targeted strategic business plan to further penetrate our existing distribution channels. Our business development efforts are focused on expanding the institutional consultant channel and plan sponsor network on the separate account side, as well as our intermediary network on the fund side.

Fund Administration Activities

Fund Administration Services

DHCM and Beacon Hill provide fund administration services to Diamond Hill Funds and other third party mutual fund companies and investment advisers. Fund administration services are broadly defined as portfolio and regulatory compliance, treasury and financial oversight, statutory underwriting, oversight of back-office services providers such as the custodian, fund accountant, and transfer agent, and general business management of the mutual fund complex. These services are offered on a stand-alone basis, as well as through a series trust or “umbrella trust” whereby individual investment advisers can establish a mutual fund under a fund complex sponsored by the Company.

Fund Administration Fees

The Company earns revenue from performing various fund administration activities described above under individual client agreements. The fees earned depend on the type of service, fund size, and/or servicing requirements. Certain client agreements have a fixed fee arrangement while others have a fee derived as a percentage of assets under administration.

Competition

Competition in the area of investment management and fund administration is intense, and the Company’s competitors include investment management firms, broker-dealers, banks and insurance companies, some of whom offer various investment alternatives. Many competitors are better known than the Company, offer a broader range of investment products and have more offices, employees and business development representatives. The Company competes primarily on the basis of philosophy, performance and client service.

Regulation

The Company and its business are subject to various federal, state and foreign laws and regulations. As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of participants in those markets, including investment advisory clients and shareholders of investment funds. Under these laws and regulations, agencies that regulate investment advisers have broad administrative powers, including the power to limit, restrict or prohibit an investment adviser from carrying on its business in the event the adviser fails to comply with such laws and regulations. Possible sanctions that may be imposed include civil and criminal liability, the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser and other registrations, censures and fines.

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

To the extent that DHCM is a “fiduciary” under the Employment Retirement Act of 1974 (“ERISA”) with respect to benefit plan clients, it is subject to ERISA, and to regulations promulgated thereunder. ERISA and applicable provisions of the Internal Revenue Code impose certain duties on persons who are fiduciaries under ERISA, prohibit certain transactions involving ERISA plan clients, and provide monetary penalties for violations of these prohibitions. The Department of Labor, which administers ERISA, has been increasingly active in proposing and adopting regulations affecting the asset management industry. Failure to comply with these requirements could have a material adverse effect on our business.

The Company’s trading activities for client accounts are regulated under the Securities Exchange Act of 1934 (the “Exchange Act”), as well as the rules of various FINRA, including laws governing trading on inside information, market manipulation and a broad number of trading requirements (e.g., volume limitations, reporting obligations) and market regulation policies in the United States.

The financial services industry has been the subject of intense regulatory scrutiny in recent years. Our business has been subject to increasing regulation in the United States and other countries, and we expect this trend to continue in the future. In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted in July 2010, significantly altered the financial regulatory regime within which we operate. The Dodd-Frank Act is expansive in scope and the implications of the Act for our business will depend to a large extent on the rules that remain to be adopted by the SEC and other regulatory agencies implementing the legislation. Some of the aspects of the Dodd-Frank Act have already been implemented. Other aspects will be established over the next several years. It is difficult to predict the ultimate effects that the Dodd-Frank Act, or subsequent implementing regulations and decisions, will have upon our business and results of operations. The Dodd-Frank Act and its regulations, other new laws or regulations, changes in rules promulgated by either the SEC or other federal and state regulatory authorities or self-regulatory bodies, or changes in the interpretation or enforcement of existing laws and rules could materially and adversely impact the scope or profitability or our business. We will continue to assess our business, risk management, and compliance practices to conform to developments in the regulatory environment.

The preceding descriptions of the regulatory and statutory provisions applicable to us are not complete and are qualified in their entirety by reference to their respective statutory or regulatory provisions.

Contractual Relationships with the Diamond Hill Funds

The Company is very dependent on its contractual relationships with the Funds. In the event the Company’s advisory or administration agreements with the Funds are terminated, not renewed, or amended to reduce fees, the Company could be materially and adversely affected. The Company generated approximately 65%, 61% and 66% of its 2012, 2011 and 2010 revenues, respectively, from its advisory and administrative contracts with the Funds. The Company considers its relationship with the Funds and their board of trustees to be good, and it has no reason to believe that these advisory or administration contracts will not be renewed in the future; however, there is no assurance that the Funds will choose to continue their relationships with the Company. Please refer to Item 1A on page 12 of this report.

Employees

As of December 31, 2012, the Company and its subsidiaries employed 79 full-time equivalent employees. As of December 31, 2011, the comparable number was 73. The Company believes that its relationship with its employees is good and does not anticipate any material change in the number of employees.

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

Substantially all revenue for the Company is calculated as a percentage of AUM or is related to the general performance of the equity securities market. A decline in securities prices (such as that experienced during the last half of 2008 and first quarter of 2009) or in the sale of investment products, or an increase in fund redemptions, generally would reduce fee income. Financial market declines would generally negatively impact the level of the Company’s AUM and consequently its revenue and net income. A recession or other economic or political events, both in the United States as well as globally, could also adversely impact the Company’s revenue, if such events led to a decreased demand for products, a higher redemption rate, or a decline in securities prices.

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

The Company is subject to substantial competition in all aspects of its business.

The Company’s investment products compete against a number of investment products and services from:

•	asset management firms;

•	mutual fund companies;

•	commercial banks and thrift institutions;

•	insurance companies;

•	exchange traded funds;

•	hedge funds; and

•	brokerage and investment banking firms.

Many of these financial institutions have substantially greater resources than the Company and may operate in more markets or offer a broader range of products, including passively managed or “index” products. Some of these institutions operate in a different regulatory environment, which may give them certain competitive advantages in the investment products and portfolio structures that they offer. The Company competes with other providers of investment services primarily based upon its philosophy, performance and client service. Some institutions have a broad array of products and distribution channels that make it more difficult for the Company to compete with them. If current or potential customers decide to use one of the Company’s competitors, the Company could face a significant decline in market share, AUM, revenues, and net income. If the Company is required to lower its fees in order to remain competitive, its net income could be significantly reduced because some of its expenses are fixed, especially over shorter periods of time, and other expenses may not decrease in proportion to the decrease in revenues.

The loss of access to or increased fees required by third party distribution sources to market the Company’s portfolios and access the Company’s client base could adversely affect the Company’s results of operations.

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

The Company is very dependent on its contractual relationships with the Funds. In the event the Company’s advisory or administration agreements with the Funds are terminated, not renewed, or amended to reduce fees, the Company would be materially and adversely affected. Generally, these agreements are terminable by either party upon 60 days written notice without penalty. The agreements are subject to annual approval by either (i) the board of trustees of the Funds or (ii) a vote of the majority of the outstanding voting securities of each Fund. The agreements automatically terminate in the event of their assignment by either the Company or the Fund. The Company generated approximately 65%, 61% and 66% of its 2012, 2011 and 2010 revenues, respectively, from its advisory and administrative contracts with the Funds, including 28%, 13%, and 10% from the advisory contracts with the Diamond Hill Long-Short Fund, Large Cap Fund, and Small Cap Fund, respectively, during 2012. The loss of the Long-Short Fund, Large Cap Fund, or Small Cap Fund contracts would have a material adverse effect on the Company. The Company considers its relationship with the Funds and their board of trustees to be good, and it has no reason to believe that these advisory or administration contracts will not be renewed in the future; however, there is no assurance that the Funds will choose to continue their relationships with the Company.

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

The Company’s business is subject to a variety of federal securities laws, including the Investment Advisers Act of 1940, the Investment Company Act of 1940, the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002, and the U.S. Patriot Act of 2001. In addition, the Company is subject to significant regulation and oversight by the SEC and FINRA. Changes in legal, regulatory, accounting, tax and compliance requirements could have a significant effect on the Company’s operations and results, including but not limited to increased expenses and reduced investor interest in certain funds and other investment products offered by the Company. The Company continually monitors legislative, tax, regulatory, accounting, and compliance developments that could impact its business.

The Company will continue to seek to understand, evaluate and when possible, manage and control these and other business risks.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

The Company leases approximately 25,500 square feet of office space at two locations in Columbus, Ohio.

The Company does not own any real estate or interests in real estate.

ITEM 3.	Legal Proceedings

From time to time, the Company is party to ordinary routine litigation that is incidental to its business. There are currently no material legal proceedings.

ITEM 4.	Mine Safety Disclosures

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following performance graph compares the total shareholder return of an investment in the Company’s common shares to that of the Russell Microcap® Index, and to a peer group index of publicly traded asset management firms for the five-year period ending on December 31, 2012. The graph assumes that the value of the investment in the Company’s common shares and each index was $100 on December 31, 2007. Total return includes reinvestment of all dividends. The Russell Microcap® Index makes up less than 3% of the U.S. equity market and is a market-value-weighted index of the smallest 1,000 securities in the small-cap Russell 2000® Index plus the next 1,000 smallest securities. Peer Group returns are weighted by the market capitalization of each firm at the beginning of the measurement period. The historical information set forth below is not necessarily indicative of future performance. Diamond Hill does not make or endorse any predictions as to future stock performance.

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Diamond Hill Investment Group, Inc.	100	103	117	156	170	175
Russell Microcap® Index	100	60	77	99	90	107
Peer Group*	100	36	53	60	45	57

*	The following companies are included in the Peer Group: Westwood Holdings Group, Inc.; Epoch Holding Corp.; Eaton Vance Corp.; Waddell & Reed Financial, Inc.; Federated Investors, Inc.; GAMCO Investors, Inc.; Affiliated Managers Group, Inc.; Legg Mason, Inc.; U.S. Global Investors, Inc.; Alliance Bernstein Holding L.P.; Janus Capital Group, Inc.; SEI Investments, Co.; Cohen & Steers, Inc.; Calamos Asset Management, Inc.; and Pzena Investment Management, Inc.

The Company’s common shares trade on the NASDAQ Global Select Market under the symbol DHIL. The following table sets forth the high and low sales prices during each quarter of 2012 and 2011:

	2012			2011
	High	Low	Dividend	High	Low	Dividend
	Price	Price	Per Share	Price	Price	Per Share
Quarter ended:
March 31	$79.37	$72.95	$—	$80.00	$67.16	$—
June 30	$78.29	$64.75	$—	$82.90	$77.00	$—
September 30	$79.30	$70.27	$—	$84.96	$65.10	$—
December 31	$80.79	$67.73	$8.00	$81.52	$60.32	$5.00

Due to the relatively low volume of traded shares, quoted prices cannot be considered indicative of any viable market for such shares. During the years ended December 31, 2012 and 2011, approximately 1,677,428 and 2,429,600, respectively, of the Company’s common shares were traded. The dividends indicated above were special dividends. The Company has not paid regular quarterly dividends in the past, and has no present intention of paying regular dividends in the future. The approximate number of registered holders of record of the Company’s common shares at December 31, 2012 was 239.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not purchase any shares of its common stock during the year ended December 31, 2012. The following table sets forth information regarding the Company’s repurchase program of its common stock during the fourth quarter of fiscal year 2012:

			Cumulative Number	Maximum Number
			of Shares Purchased	of Shares That May
			as part of a Publicly	Yet Be Purchased
	Total Number	Average Price	Announced Plans	Under the Plans or
Period	of Shares Purchased	Paid Per Share	or Programs	Programs(a)
October 1, 2012 through October 31, 2012	—	—	31,567	318,433
November 1, 2012 through November 30, 2012	—	—	31,567	318,433
December 1, 2012 through December 31, 2012	—	—	31,567	318,433

(a)	The Company’s current share repurchase program was announced on August 9, 2007. The board of directors authorized management to repurchase up to 350,000 shares of its common stock in the open market and in private transactions in accordance with applicable securities laws. The Company’s stock repurchase program is not subject to an expiration date.

ITEM 6.	Selected Financial Data

The following selected financial data should be read in conjunction with the Company’s Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report on Form 10-K.

	For the Years Ended December 31,
(in thousands, except per share data)	2012	2011	2010	2009	2008
Income Statement Data:
Total revenues	$66,605	$63,838	$56,704	$43,562	$47,019
Compensation and related costs	33,868	32,875	30,991	24,114	26,120
Other expenses	8,308	7,902	7,240	7,336	7,170
Total expenses	42,176	40,777	38,231	31,450	33,290
Net operating income	24,429	23,061	18,473	12,112	13,729
Net income	16,931	14,353	12,402	11,374	3,276
Operating profit margin	36.7%	36.1%	32.6%	27.8%	29.2%
Per Share Information:
Basic earnings	$5.44	$4.86	$4.48	$4.40	$1.36
Diluted earnings	5.44	4.86	4.48	4.40	1.36
Cash dividend declared	8.00	5.00	13.00	10.00	10.00
Weighted Average Shares Outstanding
Basic	3,111	2,952	2,767	2,583	2,400
Diluted	3,111	2,952	2,768	2,588	2,408

	At December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data (in thousands):
Total assets	$41,236	$37,720	$28,566	$40,505	$44,540
Long-term debt	—	—	—	—	—
Shareholders equity	21,736	18,050	7,498	22,981	30,246
Assets Under Management (in millions)	$9,429	$8,671	$8,623	$6,283	$4,510
Net Client Flows (in millions)	(219)	3	1,698	579	1,977

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this section, the Company discusses and analyzes the consolidated results of operations for the past three fiscal years and other factors that may affect future financial performance. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Selected Financial Data contained in this Form 10-K.

Business Environment

Despite the uncertainty leading up to the November elections and the looming “fiscal cliff”, the U.S. markets were viewed as a safe haven amid global worries, and the S&P 500 Index finished 2012 with a 16.0% total return. U.S. corporate profit margins remained near record levels fueling stock price gains. Globally, Europe’s debt crisis was unresolved, China’s economy showed signs of slowing, and conflict threatened the Middle East two years after the Arab Spring uprising. However, investors continued to be reluctant to fully commit to stocks as evidenced by continued net flows from equity mutual funds and into bond mutual funds.

Source: Strategas Research Partners

With interest rates at near record lows, investors were almost singularly focused on yield in 2012. Many investors turned to higher-yielding and riskier securities in search of yield. CCC-rated corporate bonds generated an 18.3% total return in comparison to a 3.8% total return from the 10-year. U.S. investment-grade corporate bond funds received $131 billion in new assets in 2012 compared to $75 billion in 2011, and high-yield bond fund flows more than doubled from 2011 levels. Investors’ search for yield was also reflected in equity fund flows. Equity income funds collected $21 billion in assets, partially offsetting the net negative flows from all U.S. stock funds in 2012.

The U.S. economy continues to show modest signs of recovery including a steady recovery in housing, and consumer discretionary spending continues to benefit from various government initiatives largely mitigating the effects of sluggish unemployment and continued household deleveraging. Consumer debt service levels are very low which is a positive; however, current debt service levels are largely linked to low interest/mortgage rates which may present a longer-term risk if rates rise. Household debt as a percent of disposable income has declined meaningfully but remains well above long-term averages. We continue to believe that the U.S. economy will be challenged for many years by financial deleveraging and the ultimate withdrawal of fiscal and monetary stimulus. While the U.S. faces fiscal and monetary headwinds, we believe the U.S. is still well positioned relative to other countries.

From current levels, we believe equity market returns will be positive but modestly below historical average returns over the next five years. It is our expectation that we can achieve better than market returns over the next five years through active portfolio management and stock selection.

Substantially all revenue for The Company is calculated as a percentage of AUM and is therefore impacted by the overall business and economic environment described above. Financial market declines or deterioration in the economic environment would generally negatively impact the level of the Company’s AUM and consequently its revenue and net income.

Key Financial Performance Indicators

There are a variety of key performance indicators the Company monitors in order to evaluate its business results. The following table presents the results of certain key performance indicators over the past three years:

	For the Years Ended December 31,
	2012	2011	2010
Ending AUM (in millions)	9,429	8,671	8,623
Average AUM (in millions)	9,249	8,825	7,023
Total Revenue (in thousands)	66,605	63,838	56,704
Total Expenses (in thousands)	42,176	40,777	38,231
Average Advisory Rate	0.62%	0.63%	0.70%
Operating Profit Margin	36.7%	36.1%	32.6%

Assets Under Management

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

Revenues are highly dependent on both the value and composition of AUM. The following is a summary of the Company’s AUM by product, investment objective, and a roll-forward of the change in AUM for the years ended December 31, 2012, 2011, and 2010:

	Assets Under Management by Product
	As of December 31,
(in millions)	2012	2011	2010
Proprietary funds	$5,251	$4,405	$4,409
Sub-advised funds	947	972	930
Institutional accounts	3,231	3,294	3,284

Total AUM	$9,429	$8,671	$8,623

	Assets Under Management
	by Investment Objective
	As of December 31,
(in millions)	2012	2011	2010
Small Cap	$939	$932	$948
Small-Mid Cap	364	277	196
Large Cap	5,211	4,885	4,631
Select (All Cap)	258	321	422
Long-Short	2,455	2,082	2,251
Strategic Income	202	174	175

Total AUM	$9,429	$8,671	$8,623

	Change in Assets Under Management
	For the Year Ended December 31,
(in millions)	2012	2011	2010
AUM at beginning of the year	$8,671	$8,623	$6,283
Net cash inflows (outflows)
proprietary funds	429	56	452
sub-advised funds	(149)	21	714
institutional accounts	(499)	(74)	532

	(219)	3	1,698
Net market appreciation and income	977	45	642

Increase during the year	758	48	2,340

AUM at end of the year	$9,429	$8,671	$8,623

Consolidated Results of Operations

The following is a discussion of the consolidated results of operations of the Company.

(in thousands, except per share data)	2012	2011	% Change	2011	2010	% Change
Net operating income	$24,429	$23,061	6%	$23,061	$18,473	25%
Net operating income after tax(a)	$15,857	$14,394	10%	$14,394	$11,643	24%
Net income	$16,931	$14,353	18%	$14,353	$12,402	16%
Net operating income after tax per share(a)
Basic	$5.10	$4.88	5%	$4.88	$4.21	16%
Diluted	$5.10	$4.88	5%	$4.88	$4.21	16%
Net income per share
Basic	$5.44	$4.86	12%	$4.86	$4.48	8%
Diluted	$5.44	$4.86	12%	$4.86	$4.48	8%
Operating profit margin	36.7%	36.1%	NM	36.1%	32.6%	NM

(a)	Net operating income after tax is a non-GAAP performance measure. See Use of Supplemental Data as Non-GAAP Performance Measure on page 25 of this report.

Year Ended December 31, 2012 compared with Year Ended December 31, 2011

The Company posted net income of $16.9 million ($5.44 per diluted share) for the year ended December 31, 2012, compared with net income of $14.4 million ($4.86 per diluted share) for the year ended December 31, 2011. Operating income increased by $1.4 million from 2011 to 2012 primarily due to an increase in AUM, resulting in a $2.8 million increase in revenue. The revenue increase was offset by an increase in operating expenses of $1.4 million, primarily related to higher compensation related to staffing increases. A positive return on the Company corporate investments and a change in the effective tax rate from 37.6% in 2011 to 35.1% in 2012 due to a reduction of certain tax accruals further contributed to the overall increase in net income. Operating profit margin increased to 36.7% for 2012 from 36.1% for 2011. The Company expects that its operating margin will fluctuate from year to year based on various factors including revenues; investment results; employee performance; staffing levels; development of investment strategies, products, or channels; and industry comparisons.

Year Ended December 31, 2011 compared with Year Ended December 31, 2010

The Company posted net income of $14.4 million ($4.86 per diluted share) for the year ended December 31, 2011, compared with net income of $12.4 million ($4.48 per diluted share) for the year ended December 31, 2010. While net income increased $2.0 million, revenue for the period increased $7.1 million offset by a $2.5 million increase in operating expenses, a $1.3 million decrease in net investment income, and a $1.4 million increase in the income tax provision from 2010 to 2011. Operating profit margin increased to 36.1% for 2011 from 32.6% for 2010.

Revenue

(in thousands)	2012	2011	% Change	2011	2010	% Change
Investment advisory	$57,783	$56,016	3%	$56,016	$49,249	14%
Mutual fund administration, net	8,822	7,822	13%	7,822	7,455	5%

Total	66,605	63,838	4%	63,838	56,704	13%

Revenue for the Year Ended December 31, 2012 compared with Year Ended December 31, 2011

As a percent of total 2012 revenues, investment advisory fees accounted for 87% and mutual fund administration fees made up the remaining 13%. This compared to 88% and 12%, respectively, for 2011.

Investment Advisory Fees. Investment advisory fees increased by $1.8 million, or 3%. Investment advisory fees are calculated as a percentage of average net AUM at various rates depending on the investment product. While the average AUM increased 5% year over year, the average advisory fee rate declined one basis point to 0.62% for the year ended December 31, 2012 compared to 0.63% for the year ended December 31, 2011. Contributing to the decrease in the average advisory fee rate is the large cap fee reduction where the Company voluntarily lowered the investment advisory fee it charges on the Diamond Hill Large Cap Fund and certain large cap separate accounts by 0.05% effective October 1, 2011. The large cap strategy fees were reduced to better align the Company’s investment advisory fees with its investment management goals.

Mutual Fund Administration Fees. Mutual fund administration fees increased $1.0 million, or 13%, during 2012. Mutual fund administration fees include administration fees received from Diamond Hill Funds, which are calculated as a percentage of average mutual fund AUM, and all Beacon Hill fee revenue. The increase in the mutual fund administration fee is due to a 13% increase in average mutual fund AUM from $4.2 billion for the year ended December 31, 2011 to $4.8 billion for the year ended December 31, 2012 while the overall blended net administration fee rate remained flat at 0.15% year over year.

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

Expenses

(in thousands)	2012	2011	% Change	2011	2010	% Change
Compensation and related costs	$33,868	$32,875	3%	$32,875	$30,991	6%
General and administrative	4,661	4,425	5%	4,425	3,409	30%
Sales and marketing	1,390	1,145	21%	1,145	854	34%
Third party distribution	700	828	-15%	828	1,036	-20%
Mutual fund administration	1,557	1,504	4%	1,504	1,941	-23%

Total	42,176	40,777	3%	40,777	38,231	7%

Expenses for the Year Ended December 31, 2012 compared with Year Ended December 31, 2011

Compensation and Related Costs. Employee compensation and benefits increased by $993 thousand, or 3%, primarily due to an increase of $1.5 million in salaries and related benefits due to an increase in staffing levels, offset by a decrease of $511 thousand in incentive compensation during the year ended December 31, 2012 compared to the year ended December 31, 2011.

General and Administrative. General and administrative expenses increased by $236 thousand, or 5%, from 2011 to 2012. This increase is primarily due to additional research expenses to support the Company’s investment team, an increase in general system and information technology expenses, additional rent related to the expansion of the Company’s office space during third quarter 2011, and employee professional development, offset by a reduction in corporate legal expenses and a decrease in non-income related taxes.

Sales and Marketing. Sales and marketing expenses increased by $245 thousand, or 21%, from 2011 to 2012. This increase was primarily due to an overall increase in travel and other expenses related to business development and retention efforts during 2012.

Third Party Distribution. Third party distribution expense represents payments made to intermediaries related to sales of the Company’s investment products. This expense is directly correlated with investments in the Company’s proprietary funds. The period-over-period change directly corresponds to the change in investment advisory fees earned by the Company related to those products.

Mutual Fund Administration. Mutual fund administration expenses increased by $53 thousand, or 4%, from 2011 to 2012. The majority of mutual fund administration fees are variable based upon the amount of mutual fund AUM or the number of shareholder accounts. While average mutual fund AUM increased by 13% from 2011 to 2012, this increase in the expense was offset due to a shift in the servicing of shareholder accounts from the fund’s transfer agent to omnibus shareholder accounting at third party intermediaries. The costs associated with servicing these shareholder accounts are now reflected as Fund Related Expenses (see Footnote 2: Revenue Recongition – Fund Administration).

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

Third Party Distribution. Third party distribution expense represents payments made to intermediaries related to sales of the Company’s investment products. This expense directly correlated with investments in the Company’s private investment funds. The period-over-period increase or decrease directly corresponds to the increase or decrease in investment advisory fees earned by the Company related to those products.

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

Beacon Hill Fund Services

Beacon Hill is currently staffed with 10 full-time equivalent employees, and provides compliance, treasurer, and other fund administration services to mutual fund clients and their investment advisers. In addition, through its registered broker/dealer, Beacon Hill also serves as the underwriter for a number of mutual funds. The following is a summary of Beacon Hill’s performance for the year ended December 31, 2012 compared to 2011 and 2010, excluding 12b-1/service fees and commission revenue and expenses, which net to zero:

	For the Year Ended
	December 31,
(in thousands)	2012	2011	2010
Revenue[1]	$2,031	$1,789	$1,588
Expenses	2,298	2,259	2,128

Net loss	$(267)	$(470)	$(540)

[1]

Beacon Hill’s 2012, 2011, and 2010 revenue includes $522 thousand, $517 thousand, and $512 thousand, respectively, of inter-company revenue earned from services provided to DHCM. These amounts have been eliminated from the Consolidated Statements of Income.

Liquidity and Capital Resources

Sources of Liquidity

Our main source of liquidity is cash flow from operating activities which are generated from investment advisory and fund administration fees. The Company’s entire investment portfolio is in readily marketable securities, which provide for cash liquidity, if needed. Investments in mutual funds are valued at their quoted current net asset value. Investments in private investment funds are valued independently based on readily available market quotations. Inflation is expected to have no material impact on the Company’s performance. Cash and cash equivalents, accounts receivables, and investments represent approximately 84% and 89% of total assets as of December 31, 2012 and 2011 respectively. The Company believes these sources of liquidity as well as our continuing cash flows from operating activities will be sufficient to meet our current and future operating needs for at least the next 12 months.

Uses of Liquidity

In line with the Company’s primary objective to fulfill its fiduciary duty to clients and secondary objective to achieve an adequate long-term return for shareholders, the Company anticipates the main uses of cash will be operating expenses.

The Board of Directors and management continually review various factors to determine whether the Company has capital in excess of that required for the business and the appropriate use of any excess capital. The factors considered include the Company’s investment opportunities, the Company’s risks, and future dividend and capital gain tax rates. Evaluating management’s stewardship of capital for shareholders is a central part of our investment discipline that we practice for our clients. We hold ourselves to the same standard that we look for when evaluating investments for our clients.

While this is the fifth consecutive year that the company has paid a special dividend, there can be no assurance that the company will pay a dividend in the future. The Company has paid out special dividends totaling $46.00 per share from 2008 through 2012. These special dividends reduced shareholders’ equity by $127 million over the past five years. The 2012 special dividend reduced shareholders’ equity by $25.2 million. A portion of the 2012 dividend was a return of capital for tax purposes and the Company elected to record the dividend as a reduction of retained earnings consistent with prior years, which contributed to the accumulated deficit of $28.7 million as of December 31, 2012. The Company’s accumulated deficit is not expected to impact its future ability to operate given its total shareholder equity, continuing profitability and strong cash and financial position. The 2011 special dividend reduced shareholders’ equity by $14.9 million. It was a qualified dividend for tax purposes and was recorded as a reduction of retained earnings, which contributed to the accumulated deficit of $20.4 million as of December 31, 2011. The 2010 special dividend reduced shareholders’ equity by $36.3 million and was recorded through retained earnings generating an accumulated deficit of $19.8 million as of December 31, 2010. The 2009 special dividend reduced shareholders’ equity by $26.2 million and was recorded through retained earnings. A portion of the 2010 and 2009 dividend was a return of capital for tax purposes and the Company elected to record each dividend as a reduction of retained earnings. The 2008 special dividend reduced shareholders’ equity by $24.4 million and was recorded through common stock as 100% of this dividend represented a return of capital to shareholders.

Working Capital

As of December 31, 2012, the Company had working capital of approximately $17.6 million compared to $14.2 million at December 31, 2011. Working capital includes cash, securities owned and current receivables, net of all liabilities. On December 5, 2012, the Company’s board of directors declared an $8.00 per share dividend payable on December 21, 2012 to shareholders of record on December 17, 2012. The payment of the special cash dividend reduced the Company’s working capital balance. The Company has no debt, and believes its available working capital is sufficient to cover current expenses. The Company does not expect any material capital expenditures during 2013.

Cash Flow Analysis

Cash Flows from Operating Activities

The Company’s cash flows from operating activities are calculated by adjusting net income to reflect other significant operating sources and uses of cash, certain significant non-cash items such as share-based compensation, and timing differences in the cash settlement of operating assets and liabilities.

As of December 31, 2012, 2011, and 2010, net cash provided by operating activities totaled $24.5 million, $22.7 million, and $26.0 million, respectively. The changes in net cash provided by operating activities generally reflects net income plus the effect of non-cash items and the timing differences in the cash settlement of assets and liabilities.

Cash Flows from Investing Activities

The Company’s cash flows from investing activities consist primarily of capital expenditures and the purchase and redemption of the Company’s investment portfolio.

Cash flows used in investing activities totaled $7.4 million for the year ended December 31, 2012 and primarily related to the purchase of corporate investments. Cash flows provided by investing activities totaled $2.9 million for the year ended December 31, 2011. The Company redeemed $4.1 million from its corporate investments generating cash offset by $926 thousand in corporate investments purchased during 2011. Cash flows provided by investing activities totaled $4.7 million for the year ended December 31, 2010. The Company redeemed $6.0 million from its corporate investments generating cash offset by $1.3 million in corporate investments purchased during 2011.

Cash Flows from Financing Activities

The Company’s cash flows from financing activities consist primarily of the payment of special dividends, the repurchase of common shares, and the payment of taxes withheld on employee stock transactions offset by the proceeds from the issuance of common stock.

As of December 31, 2012, 2011, and 2010, net cash used by financing activities totaled $24.5 million, $16.2 million, and $36.4 million, respectively. The primary cash flows used in financing activities for the periods were special dividends of $25.2 million, $15.0 million, and $36.3 million, respectively. During 2011, the Company repurchased $1.1 million in common shares pursuant to the share repurchase program announced on August 9, 2007. No shares were repurchased during 2012 or 2010.

Selected Quarterly Information

Unaudited quarterly results of operations for the years ended December 31, 2012 and 2011 is summarized below:

	At or For the Quarter Ended
	2012				2011
(in thousands, except per share data)	12/31	09/30	06/30	03/31	12/31	09/30	06/30	03/31
Assets under management (in millions)	$9,429	$9,681	$9,164	$9,360	$8,671	$7,719	$9,186	$9,250
Total revenue	16,971	16,859	16,161	16,614	15,190	15,370	16,828	16,450
Total operating expenses	10,424	10,829	10,330	10,593	8,873	9,926	10,977	11,001

Operating income	6,547	6,030	5,831	6,021	6,317	5,444	5,851	5,449

Investment income (loss)	229	621	(468)	1,272	781	(1,309)	90	371
Net income	$4,825	$4,167	$3,328	$4,611	$4,453	$2,539	$3,729	$3,632

EPS	$1.53	$1.32	$1.07	$1.52	$1.49	$0.84	$1.26	$1.28

Weighted shares outstanding	3,159	3,154	3,101	3,031	2,994	3,006	2,967	2,838

Contractual Obligations

The following table presents a summary of the Company’s future obligations under the terms of an operating lease and other contractual purchase obligations at December 31, 2012. Other purchase obligations include contractual amounts that will be due for the purchase of services to be used in the Company’s operations such as mutual fund sub-administration and portfolio accounting software. These obligations may be cancelable at earlier times than those indicated and, under certain conditions, may involve termination fees. Because these obligations are of a normal recurring nature, the Company expects that it will fund them from future cash flows from operations. The information presented does not include operating expenses or capital expenditures that will be committed in the normal course of operations in 2013 and future years:

		Payments Due by Period
(in thousands)	Total	2013	2014-2015	2016-2017	Later
Operating lease obligations	$1,449	$417	$798	$234	$—
Purchase obligations	2,596	1,689	907	—	—

Total	$4,045	$2,106	$1,705	$234	$—

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

The Company defines “net operating income after tax” as the Company’s net operating income less income tax provision excluding investment income and the tax impact related to the investment income. The Company believes that “net operating income after tax” provides a good representation of the Company’s operating performance, as it excludes the impact of investment income on financial results. The amount of the investment portfolio and market fluctuations on the investments can change significantly from one period to another, which can distort the underlying earnings potential of a company. We also believe “net operating income after tax” is an important metric in estimating the value of an asset management business. This non-GAAP measure is provided in addition to net income and net operating income and is not a substitute for net income or net operating income and may not be comparable to non-GAAP performance measures of other companies.

	Year Ended December 31,
(in thousands, except per share data)	2012	2011	2010
Net operating income, GAAP basis	$24,429	$23,061	$18,473
Non-GAAP adjustments:
Tax provision excluding impact of investment income	8,572	8,667	6,830

Net operating income after tax, non-GAAP basis	$15,857	$14,394	$11,643
Net operating income after tax per basic share, non-GAAP basis	$5.10	$4.88	$4.21
Net operating income after tax per diluted share, non-GAAP basis	$5.10	$4.88	$4.21
Basic weighted average shares outstanding, GAAP basis	3,111	2,952	2,767
Diluted weighted average shares outstanding, GAAP basis	3,111	2,952	2,768

The tax provision excluding impact of investment income is calculated by applying the tax rate calculated from the income statement to net operating income.

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

The Company invests in Diamond Hill Funds and its private investment funds, which are market risk sensitive financial instruments. These investments have inherent market risk in the form of equity price risk; that is, the potential future loss of value that would result from a decline in their fair value. The bond fund (Diamond Hill Strategic Income Fund) is also subject to market risk which may arise from changes in equity prices, credit ratings and interest rates. Market prices fluctuate and the amount realized upon subsequent sale may differ significantly from the reported market value.

The table below summarizes the Company’s market risks as of December 31, 2012, and shows the effects of a hypothetical 10% increase and decrease in equity and bond investments.

	Fair Value as of December 31, 2012	Fair Value Assuming a Hypothetical 10% Increase	Fair Value Assuming a Hypothetical 10% Decrease
Equity investments	$16,289,133	$17,918,046	$14,660,220
Bond investments	214,598	236,058	193,138

Total	$16,503,731	$18,154,104	$14,853,358

ITEM 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Diamond Hill Investment Group, Inc.:

We have audited the accompanying consolidated balance sheet of Diamond Hill Investment Group, Inc. and subsidiaries (the Company) as of December 31, 2102, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diamond Hill Investment Group, Inc. and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Columbus, Ohio

March 8, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Diamond Hill Investment Group, Inc.:

We have audited Diamond Hill Investment Group, Inc.’s (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A of the Company’s December 31, 2012 annual report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Diamond Hill Investment Group, Inc. and subsidiaries as of December 31, 2012, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended, and our report dated March 8, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Columbus, Ohio

March 8, 2013

Report of Independent Registered Public Accounting Firm

To Shareholders and Board of Directors of

Diamond Hill Investment Group, Inc.

We have audited the accompanying consolidated balance sheet of Diamond Hill Investment Group, Inc. and its subsidiaries as of December 31, 2011 and the related consolidated statements of income, shareholders’ equity, and cash flows for the years ended December 31, 2011 and December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diamond Hill Investment Group, Inc. and its subsidiaries as of December 31, 2011, and the consolidated results of its operations and its cash flows for the years ended December 31, 2011 and December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Plante & Moran, PLLC

March 7, 2012

Columbus, Ohio

Diamond Hill Investment Group, Inc.

Consolidated Balance Sheets

	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$7,870,908	$15,242,768
Investment portfolio	16,503,731	8,208,489
Accounts receivable	10,438,598	10,295,723
Prepaid expenses	953,526	920,460
Furniture and equipment, net of depreciation	745,476	829,781
Income tax receivable	2,271,704	139,696
Deferred taxes	2,451,974	2,083,402

Total assets	$41,235,917	$37,720,319

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$2,797,483	$2,895,504
Accrued incentive compensation	15,908,083	16,774,457
Deferred compensation liability	794,644	—

Total liabilities	19,500,210	19,669,961

Commitments and contingencies	—	—
Shareholders’ Equity
Common stock, no par value 7,000,000 shares authorized; 3,169,987 issued and outstanding at December 31, 2012; 2,995,814 issued and outstanding at December 31, 2011	65,255,813	49,995,622
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred equity compensation	(14,829,470)	(11,539,632)
Accumulated deficit	(28,690,636)	(20,405,632)

Total shareholders’ equity	21,735,707	18,050,358

Total liabilities and shareholders’ equity	$41,235,917	$37,720,319

Book value per share	$6.86	$6.03

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.

Consolidated Statements of Income

	Year Ended December 31,
	2012	2011	2010
REVENUES:
Investment advisory	$57,783,131	$56,016,708	$49,248,586
Mutual fund administration, net	8,821,659	7,821,766	7,455,537

Total revenue	66,604,790	63,838,474	56,704,123

OPERATING EXPENSES:
Compensation and related costs	33,868,225	32,874,606	30,990,572
General and administrative	4,661,459	4,425,031	3,408,981
Sales and marketing	1,389,743	1,145,229	853,851
Third party distribution	699,963	828,490	1,036,231
Mutual fund administration	1,556,909	1,504,005	1,941,160

Total operating expenses	42,176,299	40,777,361	38,230,795

NET OPERATING INCOME	24,428,491	23,061,113	18,473,328

Investment income (loss)	1,654,124	(66,664)	1,205,194

INCOME BEFORE TAXES	26,082,615	22,994,449	19,678,522
Income tax provision	(9,151,723)	(8,641,481)	(7,276,081)

NET INCOME	$16,930,892	$14,352,968	$12,402,441

Earnings per share
Basic	$5.44	$4.86	$4.48

Diluted	$5.44	$4.86	$4.48

Weighted average shares outstanding
Basic	3,111,328	2,951,751	2,766,741

Diluted	3,111,328	2,951,751	2,767,895

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.

Consolidated Statements of Shareholders’ Equity

	Shares	Common	Deferred	Retained Earnings
	Outstanding	Stock	Compensation	(Accumulated Deficit)	Total
Balance at January 1, 2010	2,677,577	$26,922,484	$(8,070,697)	$4,128,920	$22,980,707
Issuance of restricted stock grants	20,753	1,458,898	(1,458,898)	—	—
Amortization of restricted stock grants	—	—	2,391,866	—	2,391,866
Issuance of stock grants	83,611	5,182,983	—	—	5,182,983
Issuance of common stock related to 401k plan match	13,631	897,842	—	—	897,842
Net excess tax benefit from vested restricted stock grants	—	84,375	—	—	84,375
Payment of taxes withheld related to vested restricted stock grants	(1,889)	(146,071)	—	—	(146,071)
Exercise of options/warrants for common stock	2,000	22,500	—	—	22,500
Cash Dividend Paid of $13.00 per share	—	—	—	(36,318,391)	(36,318,391)
Net income	—	—	—	12,402,441	12,402,441

Balance at December 31, 2010	2,795,683	$34,423,011	$(7,137,729)	$(19,787,030)	$7,498,252

Issuance of restricted stock grants	109,333	8,686,586	(8,686,586)	—	—
Amortization of restricted stock grants	—	—	3,742,909	—	3,742,909
Issuance of stock grants	103,899	7,691,800	—	—	7,691,800
Issuance of common stock related to 401k plan match	12,754	960,888	—	—	960,888
Net excess tax benefit from vested restricted stock grants	—	7,007	—	—	7,007
Payment of taxes withheld related to vested restricted stock grants	(2,025)	(158,988)	—	—	(158,988)
Forfeiture of restricted stock grants	(8,368)	(541,774)	541,774	—
Repurchase of common stock	(15,462)	(1,072,908)	—	—	(1,072,908)
Cash Dividend Paid of $5.00 per share	—	—	—	(14,971,570)	(14,971,570)
Net income	—	—	—	14,352,968	14,352,968

Balance at December 31, 2011	2,995,814	$49,995,622	$(11,539,632)	$(20,405,632)	$18,050,358

Issuance of restricted stock grants	107,600	8,139,135	(8,139,135)	—	—
Amortization of restricted stock grants	—	—	4,693,926	—	4,693,926
Issuance of stock grants	71,949	5,540,792	—	—	5,540,792
Issuance of common stock related to 401k plan match	14,239	1,057,056	—	—	1,057,056
Tax benefit from dividend payments related to restricted stock grants	—	1,992,298	—	—	1,992,298
Net excess tax benefit from vested restricted stock grants	—	34,543	—	—	34,543
Payment of taxes withheld related to vested restricted stock grants	(17,438)	(1,348,262)	—	—	(1,348,262)
Forfeiture of restricted stock grants	(2,177)	(155,371)	155,371	—	—
Cash Dividend Paid of $8.00 per share	—	—	—	(25,215,896)	(25,215,896)
Net income	—	—	—	16,930,892	16,930,892

Balance at December 31, 2012	3,169,987	$65,255,813	$(14,829,470)	$(28,690,636)	$21,735,707

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$16,930,892	$14,352,968	$12,402,441
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation on furniture and equipment	305,897	330,971	326,529
Stock-based compensation	5,750,981	4,933,613	3,492,045
(Increase) decrease in accounts receivable	(142,875)	(1,600,620)	1,448,901
Change in deferred income taxes	(368,572)	(1,221,328)	(382,227)
Investment gain/loss, net	(1,135,598)	111,078	167,495
Increase in accrued compensation	5,469,062	8,125,191	9,481,957
Excess income tax benefit from stock-based compensation	(34,543)	(7,007)	(84,375)
Income tax benefit from dividends paid on unvested shares	(1,992,298)	—	—
Decrease in accrued liabilities	(98,021)	(1,205,575)	(1,032,143)
Other changes in assets and liabilities	(138,232)	(1,110,001)	148,913

Net cash provided by operating activities	24,546,693	22,709,290	25,969,536

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(221,592)	(253,082)	(62,529)
Cost of investments purchased and other portfolio activity	(7,463,796)	(925,507)	(1,314,588)
Proceeds from sale of investments	304,152	4,133,000	6,050,000

Net cash provided by (used in) investing activities	(7,381,236)	2,954,411	4,672,883

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for repurchase of common shares	—	(1,072,908)	—
Payment of taxes withheld on employee stock transactions	(1,348,262)	(158,988)	(146,071)
Excess income tax benefit from stock-based compensation	34,543	7,007	84,375
Income tax benefit from dividends paid on unvested shares	1,992,298	—	—
Payment of dividends	(25,215,896)	(14,971,570)	(36,318,391)

Net cash used in financing activities	(24,537,317)	(16,196,459)	(36,380,087)

CASH AND CASH EQUIVALENTS
Net change during the year	(7,371,860)	9,467,242	(5,737,668)
At beginning of year	15,242,768	5,775,526	11,513,194

At end of year	$7,870,908	$15,242,768	$5,775,526

Supplemental cash flow information:
Interest paid	$—	$—	$—
Income taxes paid	9,636,000	10,849,000	7,444,300
Supplemental disclosure of non-cash transactions:
Common stock issued as incentive compensation	5,540,792	7,461,984	5,003,146

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.

Notes to Consolidated Financial Statements

Note 1 Business and Organization

Diamond Hill Investment Group, Inc. (the “Company”) derives its consolidated revenues and net income primarily from investment advisory and fund administration services. The Company has three operating subsidiaries.

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

Note 2 Significant Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses for the periods. Actual results could differ from those estimates. Certain prior period amounts and disclosures have been reclassified to conform to the current period financial presentation. Book value per share is computed by dividing total shareholders’ equity by the number of shares issued and outstanding at the end of the measurement period. The following is a summary of the Company’s significant accounting policies:

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

Note 2 Significant Accounting Policies (Continued)

Accounts Receivable

Accounts receivable are recorded when they are due and are presented on the balance sheet, net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of those individuals or entities that owe the receivable. No allowance for doubtful accounts was deemed necessary at December 31, 2012 or December 31, 2011.

Valuation of Investment Portfolio

Investments held by the Company are valued based upon the definition of Level 1 inputs and Level 2 inputs. Level 1 inputs are defined as fair values which use quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are defined as quoted prices in markets that are not considered to be active for identical assets or liabilities, quoted prices in active markets for similar assets or liabilities, and inputs other than quoted prices that are directly observable or indirectly through corroboration with observable market data. The following table summarizes the values of the Company’s investments based upon Level 1 and Level 2 inputs as of December 31, 2012 and December 31, 2011:

	As of December 31,
	2012	2011
Level 1 Inputs	$16,922,720	$10,480,353
Level 2 Inputs	3,650,561	6,977,929

Level 1 investments are all registered investment companies (mutual funds) and include $4.1 million and $9.2 million, respectively, of money market mutual funds that the Company classifies as cash equivalents. Level 2 investments are all limited partnerships. There were no transfers in or out of the levels.

The changes in market values on the investments are recorded in the Consolidated Statements of Income as investment income.

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

DHCM, in its role as managing member of the General Partner, has the power to direct the Partnerships’ economic activities and the right to receive investment advisory and performance incentive fees that may be significant to the Partnerships. The Company evaluated these Partnerships to determine whether or not to consolidate the entities in accordance with FASB ASC 810, Consolidation. Certain of these Partnerships are considered to be variable interest entities (“VIEs”) while others are considered to be voting rights entities (“VREs”) both of which are subject to consolidation consideration. The Company would consolidate VIEs where the Company is considered the primary beneficiary or VREs where the General Partner is considered to control the Partnership. For the Partnerships that were considered VIEs, the Company was not deemed to be the primary beneficiary. For the Partnerships that were considered VREs, it was determined that the DHCM in its role of managing member of the General Partner did not control the Partnerships. Therefore, the investments are accounted for under the equity method rather than being consolidated in the accompanying financial statements.

Note 2 Significant Accounting Policies (Continued)

Limited Partnership Interests (Continued)

DHCM’s investments in these Partnerships are reported as a component of the Company’s investment portfolio, valued at DHCM’s proportionate interest in the net asset value of the marketable securities held by the Partnerships. Gains and losses attributable to changes in the value of DHCM’s interests in the Partnerships are included in the Company’s reported investment income.

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

Deferred Compensation Liability

Deferred compensation liability represents compensation that will be paid out upon satisfactory completion of certain performance-based criteria specified in employee award agreements issued pursuant to the 2011 Equity and Cash Incentive Plan. See footnote 5.

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

Revenue Recognition – Incentive Revenue

The Company manages certain client accounts that provide for variable incentive fees. These fees are based on investment results over rolling five-year periods. For variable management fees based on a formula, there are two methods by which incentive revenue may be recorded. Under “Method 1”, incentive fees are recorded at the end of the contract measurement period; under “Method 2”, the incentive fees are recorded periodically and calculated as the amount that would be due under the formula at any point in time as if the contract was terminated at that date. Management has chosen Method 1, in which incentive fees are recorded at the end of the contract measurement period for the specific client in which the incentive fee applies. The table below shows assets under management (“AUM”) subject to incentive fees and the incentive fees, as calculated under each of the above methods:

Note 2 Significant Accounting Policies (Continued)

Revenue Recognition – Incentive Revenue (Continued)

	As of December 31,
	2012	2011	2010
AUM Contractual Period Ends:
Calendar Quarter-End	$—	$89,070,421	$108,671,900
Calendar Year-End	—	81,362,029	175,231,841
May 31, 2017	274,302,549	—	—

Total AUM Subject to Incentive Fees	$274,302,549	$170,432,450	$283,903,741

	For the Year Ending December 31,
	2012	2011	2010
Incentive Fees Under Method 1—
Contractual Period Ends:
Calendar Quarter-End	$—	$507	$13,214
Calendar Year-End	—	2,090	204,374
May 31, 2017	3,301	—	—

Total Incentive Fees Under Method 1	$3,301	$2,597	$217,588

Incentive Fees Under Method 2—
Contractual Period Ends:
Calendar Quarter-End	$—	$507	$13,214
Calendar Year-End	—	2,090	204,374
May 31, 2017	361,700	—	—

Total Incentive Fees Under Method 2	$361,700	$2,597	$217,588

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

The Funds have selected and contractually engaged certain vendors to fulfill various services to benefit the Funds’ shareholders or to satisfy regulatory requirements of the Funds. These services include, among others, required fund shareholder mailings, federal and state registrations, and legal and audit services. DHCM, in fulfilling a portion of its role under the administration agreement with the Funds, acts as agent to pay these obligations of the Funds. Each vendor is independently responsible for fulfillment of the services it has been engaged to provide and negotiates fees and terms with the management and board of trustees of the Funds. The fee that the Funds pay to DHCM is reviewed annually by the Funds’ board of trustees and specifically takes into account the contractual expenses that DHCM pays on behalf of the Funds. As a result, DHCM is not involved in the delivery or pricing of these services and bears no risk related to these services. Revenue has been recorded net of these Fund related expenses, in accordance with FASB ASC 605-45, Revenue Recognition – Principal Agent Considerations. In addition, DHCM finances the upfront commissions which are paid to brokers who sell Class C shares of the Funds. As financer, DHCM advances the commission amount to be paid to the selling broker at the time of sale. These advances are capitalized and amortized over 12 months to correspond with the repayments DHCM receives from the principal underwriter to recoup this commission advancement.

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

Mutual fund administration gross and net revenue are summarized below:

	Year Ended December 31,
	2012	2011	2010
Mutual fund administration:
Administration revenue, gross	$13,074,707	$11,617,140	$10,940,041
12b-1/service fees and commission revenue received from fund clients	6,868,974	7,058,471	8,122,268
12b-1/service fees and commission expense payments to third parties	(5,597,757)	(5,577,925)	(6,641,308)
Fund related expense	(5,521,541)	(5,311,523)	(5,035,116)

Revenue, net of fund related expenses	8,824,383	7,786,163	7,385,885
DHCM C-Share financing:
Broker commission advance repayments	217,227	352,740	619,490
Broker commission amortization	(219,951)	(317,137)	(549,838)

Financing activity, net	(2,724)	35,603	69,652

Mutual fund administration revenue, net	$8,821,659	$7,821,766	$7,455,537

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

Note 2 Significant Accounting Policies (Continued)

Income Taxes

The Company accounts for income taxes through an asset and liability approach. Deferred taxes are provided on an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company is subject to examination by various federal, state and local jurisdictions for various tax periods. The Company’s income tax positions are based on research and interpretations of the income tax laws and rulings in each of the jurisdictions in which the Company does business. Due to the subjectivity of interpretations of laws and rulings in each jurisdiction, the differences and interplay in tax laws between those jurisdictions, as well as the inherent uncertainty in estimating the final resolution of complex tax audit matters, the Company’s estimates of income tax liabilities may differ from actual payments or assessments. The Company regularly assesses its position with regard to tax exposures and records liabilities for these uncertain tax positions and related interest and penalties, if any, according to the principles of FASB ASC 740, Income Taxes. As of December 31, 2012, the Company has not recorded any liability for uncertain tax positions.

Earnings Per Share

Earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. For the periods presented, the Company does not have dilutive securities outstanding.

Note 3 Investment Portfolio

As of December 31, 2012, the Company held investments excluding money market funds, included with cash and cash equivalents, worth $16.5 million and an estimated cost basis of $12.4 million. The following table summarizes the market value of these investments for the last two fiscal years:

	As of December 31,
	2012	2011
Diamond Hill Small Cap Fund	$215,550	$189,042
Diamond Hill Small-Mid Cap Fund	239,316	203,571
Diamond Hill Large Cap Fund	246,744	213,110
Diamond Hill Select Fund	242,252	214,833
Diamond Hill Long-Short Fund	1,036,045	212,720
Diamond Hill Research Opportunities Fund(a)	10,658,665	—
Diamond Hill Strategic Income Fund	214,598	197,284
Diamond Hill Investment Partners, L.P.	7,336	156,122
Diamond Hill Investment Partners II, L.P.(b)	—	131,203
Diamond Hill Research Partners L.P.(a)	—	5,770,874
Diamond Hill Research Partners—International, L.P.	1,384,976	919,730
Diamond Hill Valuation-Based Index, L.P.	2,258,249	—

Total Investment Portfolio	$16,503,731	$8,208,489

(a)	Effective January 3, 2012, Diamond Hill Research Partners, L.P. converted to Diamond Hill Research Opportunities Fund, a series of the Diamond Hill Funds.
(b)	On July 18, 2012, Diamond Hill Investment Partners II, L.P. was liquidated.

Note 3 Investment Portfolio (Continued)

DHCM is the managing member of Diamond Hill General Partner LLC, which is the general partner of the Partnerships. The underlying assets of the Partnerships are cash and marketable equity securities. Summary financial information, including the Company’s carrying value and income from the Partnerships, is as follows:

	As of December 31,
	2012	2011	2010
Total partnership assets	$105,472,952	$130,880,368	$173,007,238
Total partnership liabilities	17,786,579	21,570,822	32,855,190

Net partnership assets	87,686,373	109,309,546	140,152,048
DHCM’s portion of net assets	3,650,561	6,977,929	10,261,062

	For the Year Ended December 31,
	2012	2011	2010
Net partnership income (loss)	15,054,951	(11,007,617)	4,486,719
DHCM’s portion of net income (loss)	472,659	(75,082)	939,265

Note 4 Capital Stock

Common Shares

The Company has only one class of securities outstanding, Common Shares, no par value per share.

Authorization of Preferred Shares

The Company’s Amended and Restated Articles of Incorporation authorize the issuance of 1,000,000 shares of “blank check” preferred shares with such designations, rights and preferences, as may be determined from time to time by the Company’s Board of Directors. The Board of Directors is authorized, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting or other rights of the holders of the Common Shares. There were no shares of preferred stock issued or outstanding at December 31, 2012 or December 31, 2011.

Note 5 Stock-Based Compensation

Equity Incentive Plans

2011 Equity and Cash Incentive Plan

At the Company’s annual shareholder meeting on April 26, 2011, shareholders approved the 2011 Equity and Cash Incentive Plan (“2011 Plan”). The 2011 Plan is intended to facilitate the Company’s ability to attract and retain staff, provide additional incentives to employees, directors and consultants, and promote the success of the Company’s business. The 2011 Plan authorizes the issuance of 600,000 Common Shares of the Company in various forms of equity awards. The 2011 Plan also authorizes cash incentive awards. As of December 31, 2012, there were 313,576 Common Shares available for awards under the 2011 Plan. The 2011 Plan provides that the Board of Directors, or a committee appointed by the Board, may grant awards and otherwise administer the 2011 Plan. Restricted stock grants issued under the 2011 Plan, which vest over time, are recorded as deferred compensation in the equity section of the balance sheet on the grant date and then recognized as compensation expense based on the grant date price over the vesting period of the respective grant.

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

Restricted Stock Grant Transactions

The following table represents a roll-forward of outstanding restricted stock grants issued pursuant to the 2011 and 2005 Plans and related activity during the year ended December 31, 2012:

	Shares	Weighted-Average Grant Date Price per Share
Outstanding restricted stock grants as of December 31, 2011	260,621	$73.78
Grants issued	107,600	75.64
Grants vested	(46,056)	75.22
Grants forfeited	(2,177)	71.37

Total outstanding restricted stock grants as of December 31, 2012	319,988	$74.22

Total deferred compensation related to unvested restricted stock grants was $14,829,470 as of December 31, 2012. Expense recognition of deferred compensation over the remaining vesting periods is as follows:

2013	2014	2015	2016	2017	Total
$4,666,887	$4,349,048	$3,444,556	$1,605,186	$763,793	$14,829,470

401(k) Plan

The Company sponsors a 401(k) plan in which all employees participate. Employees may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions of Common Shares of the Company with a value equal to 200 percent of the first six percent of an employee’s compensation contributed to the plan. Employees become fully vested in the matching contributions after six plan years of employment. The following table summarizes the Company’s expenses attributable to the plan during the years ended December 31, 2012, 2011 and 2010:

2012	2011	2010
$1,044,255	$960,888	$897,843

Note 5 Stock-Based Compensation (Continued)

Stock Options and Warrants

The Company recognizes all share-based payments to employees and directors, including grants of stock options, as expense in the income statement based on their fair values. The amount of compensation is measured at the fair value of the options when granted, and this cost is expensed over the required service period, which is normally the vesting period of the options. There were no stock options outstanding during the periods presented in these financial statements. There were no warrants outstanding as of December 31, 2012, 2011, and 2010.

Warrant transactions during the periods presented in these financial statements are summarized below:

	Warrants
		Weighted Average
	Shares	Exercise Price
Oustanding December 31, 2009	6,000	$10.42

Exercisable December 31, 2009	6,000	$10.42

Granted	—	—
Expired / Forfeited	4,000	10.00
Exercised	2,000	11.25

Oustanding December 31, 2010	—	$—

Exercisable December 31, 2010	—	$—

Note 6 Operating Leases

The Company leases approximately 25,500 square feet of office space at two locations. The following table summarizes the total lease and operating expenses for the years ended December 31, 2012, 2011, and 2010:

For the year ended December 31,
2012	2011	2010
$686,747	$620,360	$573,218

The approximate future minimum lease payments under the operating leases are as follows:

2013	2014	2015	2016
$417,000	$397,000	$401,000	$234,000

In addition to the above rent, the Company is also responsible for normal operating expenses of the properties. Such operating expenses were approximately $9.69 per square foot in 2012, on a combined basis, and are expected to be approximately $9.80 per square foot in 2013.

Note 7 Income Taxes

The Company files a consolidated Federal income tax return. It is the policy of the Company to allocate the consolidated tax provision to subsidiaries as if each subsidiary’s tax liability or benefit were determined on a separate company basis. As part of the consolidated group, subsidiaries transfer to the Company their current Federal tax liability or assets.

	As of December 31,
	2012	2011	2010
Current city income tax provision	$406,814	$658,106	$514,076
Current state income tax provision	122,704	271,776	147,642
Current federal income tax provision	8,990,777	8,921,527	6,966,872
Deferred federal income tax benefit	(368,572)	(1,209,928)	(352,509)

Provision for income taxes	$9,151,723	$8,641,481	$7,276,081

A reconciliation of income tax expense at the statutory federal rate to the Company’s income tax expense is as follows:

	2012	2011	2010
Income tax computed at statutory rate	$9,128,915	$8,048,057	$6,887,483
City and state income taxes, net of federal benefit	344,187	604,423	430,117
Other	(321,379)	(10,999)	(41,519)

Income tax expense	$9,151,723	$8,641,481	$7,276,081

In addition to the income tax expense listed above for the years ended December 31, 2012, 2011, and 2010, income tax benefit recorded in shareholders equity for the same periods was $2,026,841, $7,007, and $84,375, respectively. Included in 2012 is $1,992,298 which relates to tax benefits not previously claimed by the Company. The Company plans to claim these deductions in future tax returns.

Deferred tax assets and liabilities consist of the following at December 31, 2012 and 2011:

	2012	2011
Stock-based compensation	$3,289,885	$2,629,271
Unrealized (gains) losses	(763,235)	(441,092)
Other assets and liabilities	(74,676)	(104,777)

Net deferred tax assets	$2,451,974	$2,083,402

The net temporary differences incurred to date will reverse in future periods as the Company generates taxable earnings. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets recorded. The Company records a valuation when it is more likely than not that some portion of all of the deferred tax assets will not be realized. As of December 31, 2012, no valuation allowance was deemed necessary.

FASB ASC 740, Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company did not record an accrual for tax related uncertainties or unrecognized tax positions as of December 31, 2012. The Company does not expect a change to the reserve for uncertain tax positions within the next twelve months that would have a material impact on the consolidation financial statements.

The Company files income tax returns in the federal and all applicable state and local jurisdictions. The Company is subject to federal, state and local examinations by tax authorities for tax years ended December 31, 2009 through 2012.

Note 8 Earnings Per Share

The following table sets forth the computation for basic and diluted earnings per share (“EPS”):

	Year Ended December 31,
	2012	2011	2010
Net income	$16,930,892	$14,352,968	$12,402,441
Weighted average number of outstanding shares
Basic	3,111,328	2,951,751	2,766,741
Diluted	3,111,328	2,951,751	2,767,895
Earnings per share
Basic	$5.44	4.86	4.48
Diluted	$5.44	4.86	4.48

Note 9 Regulatory Requirements

BHIL, a wholly owned subsidiary of the Company and principal underwriter for mutual funds, is subject to the U.S. Securities and Exchange Commission (“SEC”) uniform net capital rule, which requires the maintenance of minimum net capital. BHIL’s net capital exceeded its minimum net capital requirement at December 31, 2012 and December 31, 2011. The net capital balances, minimum net capital requirements, and ratio of aggregate indebtedness to net capital for BHIL are summarized below as of December 31, 2012 and December 31, 2011:

	Year Ended December 31,
	2012	2011
Net Capital	$354,029	$360,167
Minimum Net Capital Requirement	46,597	38,139
Ratio of Aggregate Indebtedness to Net Capital	1.97 to 1	1.59 to 1

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

The Company changed independent accountants in October 2012 from Plante & Moran PLLC to KPMG LLP. Information regarding the change in independent accountants was reported in the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2012. There were no disagreements or any reportable events subject to Item 304 of Regulation S-K requiring disclosure.

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

There have been no changes in the Company’s internal control over financial reporting during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

The Company’s independent registered public accounting firm, KPMG LLP, has audited the Company’s 2012 consolidated financial statements included in this Annual Report on Form 10-K and the Company’s internal control over financial reporting as of December 31, 2012, and has issued its Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements, which is included in this Annual Report on Form 10-K.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Information required by this Item 10 is incorporated herein by reference from the Company’s definitive proxy statement for its 2013 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A of the Exchange Act (the “2012 Proxy Statement”), under the captions: “Section 16(a) Beneficial Ownership Reporting Compliance”, “Proposal 1 – Election of Directors”, “Proposal 1 – Election of Directors – The Board of Directors and Committees”, “Proposal 1 – Election of Directors – Corporate Governance”, and “Proposal 1 – Election of Directors – Executive Officers and Compensation Information”.

ITEM 11.	Executive Compensation

Information required by this Item 11 is incorporated herein by reference from the Company’s 2013 Proxy Statement under the captions: “Proposal 1 – Election of Directors—The Board of Directors and Committees”, “Proposal 1 – Election of Directors – Corporate Governance”, “Proposal 1 – Election of Directors – Corporate Governance – Compensation Committee Interlocks”, “Proposal 1 – Election of Directors – Executive Officers and Compensation Information”, and “Proposal 1 – Election of Directors – Compensation Committee Report”.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning our equity compensation plans at December 31, 2012:

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	313,576	[1]

1	This amount relates to common shares that may be issued under our 2011 Equity and Cash Incentive Plan.

The other information required by this Item 12 is incorporated herein by reference from the Company’s 2013 Proxy Statement under the captions: “Security Ownership of Certain Beneficial Owners and Management” and “Proposal 1 – Election of Directors – Executive Officers and Compensation Information”.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this Item 13 is incorporated herein by reference from the Company’s 2013 Proxy Statement under the caption: “Proposal 1 – Election of Directors – Director Independence” and “Proposal 1 – Election of Directors – Corporate Governance”.

ITEM 14.	Principal Accounting Fees and Services

Information required by this Item 14 is incorporated herein by reference from the Company’s 2013 Proxy Statement under the caption: “Proposal 2 – Ratification of the Appointment of Independent Registered Public Accounting Firm”.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a) (1)	Financial Statements: See “Part II. Item 8, Financial Statements and Supplementary Data”.

(2)	Financial Statement Schedules: All financial statement schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because they are not required or the required information is included in the accompanying financial statements or notes thereto.

(3)	Exhibits:

3.1	Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference from Exhibit 3(i) to the Current Report on Form 8-K filed with the SEC on May 7, 2002; File No. 000-24498.)

3.2	Regulations of the Company. (Incorporated by reference from Exhibit 3(ii) to the Current Report on Form 8-K filed with the SEC on May 7, 2002; File No. 000-24498.)

10.1	Amended and Restated Investment Management Agreement between Diamond Hill Capital Management, Inc. and the Diamond Hill Funds dated as of November 17, 2011. (Incorporated by reference from Exhibit 23d(viii) to Post-Effective Amendment Nos. 22 and 23 to Registration Statement on Form N1-A (File Nos. 333-22075 and 811-08061) filed by Diamond Hill Funds on February 29, 2012)

10.2	Amended and Restated Administrative and Transfer Agency Services Agreement dated as of May 31, 2002, as amended November 17, 2011, between Diamond Hill Capital Management, Inc. and the Diamond Hill Funds. (Incorporated by reference from Exhibit 28h(ix) to Post-Effective Amendment Nos. 28 and 29 to Registration Statement on Form N1-A (File Nos. 333-22075 and 811-08061) filed by Diamond Hill Funds on February 29, 2012)

10.3*	2011 Equity and Cash Incentive Plan and Form of Restricted Stock Award Agreement referenced therein. (Incorporated by reference from Exhibit 10.2 and 10.3 to Form 8-K filed with the SEC on April 29, 2011; File No. 000-24498.)

10.4*	Amended and Restated Employment Agreement between the Company and Roderick H. Dillon, Jr. dated March 22, 2011. (Incorporated by reference from Exhibit 10.1 to Form 8-K filed with the SEC on March 24, 2011; File No. 000-24498.)

10.5*	Amended and Restated 2005 Employee and Director Equity Incentive Plan. (Incorporated by reference from Exhibit 10.6 to Form 10-K filed with the SEC on March 14, 2008; File No. 000-24498.)

10.6*	2005 Employee and Director Equity Incentive Plan First Amendment dated November 2, 2010 and Form of Restricted Stock Agreement reference therein. (Incorporated by reference from Exhibit 10.4 to Form 10-K filed with the SEC on February 25, 2011; File No. 000-24498.)

10.7*	Diamond Hill Investment Group, Inc. Compensation Recoupment and Restitution Policy. (Incorporated by reference from Exhibit 99 to Form 8-K filed with the SEC on February 20, 2013; File No. 000-24498.)

10.8*	Diamond Hill Investment Group, Inc. Compensation Recoupment and Restitution Policy Acknowledgement and Agreement. (Incorporated by reference from Exhibit 99.1 to Form 8-K filed with the SEC on February 20, 2013; File No. 000-24498.)

14.1	Amended Code of Business Conduct and Ethics. (Incorporated by reference from Exhibit 14.1 to Form 10-K filed with the SEC on March 13, 2009; File No. 000-24498.)

16	Letter Regarding Change in Certifying Accountant. (Incorporated by reference from Exhibit 16.1 to Form 8-K filed with the SEC on October 30, 2012; File No. 000-24498.)

21.1	Subsidiaries of the Company. (Filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm, KPMG LLP. (Filed herewith)

23.2	Consent of Independent Registered Public Accounting Firm, Plante & Moran, PLLC. (Filed herewith)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a). (Filed herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a). (Filed herewith)

32.1	Section 1350 Certifications. (Furnished herewith)

101.ins	XBRL Instance Document.

101.xsd	XBRL Taxonomy Extension Schema Document.

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document.

101.def	XBRL Taxonomy Extension Definition Linkbase Document.

101.lab	XBRL Taxonomy Extension Label Linkbase Document.

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Denotes management contract or compensatory plan or arrangement.

(b)	Exhibits: Reference is made to Item 15(a)(3) above.

(c)	Financial Statement Schedules: None required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

DIAMOND HILL INVESTMENT GROUP, INC.

By:	/s/ R. H. Dillon
	R. H. Dillon, President, Chief Executive Officer and a Director	March 8, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. H. Dillon	President, Chief Executive Officer,	March 8, 2013
R. H. Dillon	and a Director

/s/ James F. Laird	Chief Financial Officer, Treasurer,	March 8, 2013
James F. Laird	Secretary, and a Director

/s/ Gary R. Young	Controller	March 8, 2013
Gary R. Young

/s/ David P. Lauer	Director	March 8, 2013
David P. Lauer

/s/ Peter J. Moran III	Director	March 8, 2013
Peter J. Moran III

/s/ Donald B. Shackelford	Director	March 8, 2013
Donald B. Shackelford

/s/ Bradley C. Shoup	Director	March 8, 2013
Bradley C. Shoup

/s/ Frances A. Skinner	Director	March 8, 2013
Frances A. Skinner