Form 10-Q
period 2013-03-31
DIAMOND HILL INVESTMENT GROUP INC
filed 2013-05-03
CIK 909108

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒

The number of shares outstanding of the issuer’s common stock, as of April 30, 2013, is 3,249,472 shares.

DIAMOND HILL INVESTMENT GROUP, INC.

PART I:	FINANCIAL INFORMATION

ITEM 1:	Consolidated Financial Statements

Diamond Hill Investment Group, Inc.

Consolidated Balance Sheets

	3/31/2013	12/31/2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$5,399,980	$7,870,908
Investment portfolio	18,393,156	16,503,731
Accounts receivable	11,519,318	10,438,598
Prepaid expenses	1,087,873	953,526
Furniture and equipment, net of depreciation	970,534	745,476
Income tax receivable	1,593,238	2,271,704
Deferred taxes	2,138,899	2,451,974

Total assets	$41,102,998	$41,235,917

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$2,224,043	$2,797,483
Accrued incentive compensation	4,857,000	15,908,083
Deferred compensation liability	863,499	794,644

Total liabilities	7,944,542	19,500,210

Commitments and contingencies	—	—
Shareholders’ Equity
Common stock, no par value
7,000,000 shares authorized;
3,242,674 issued and outstanding at March 31, 2013 (inclusive of 329,988 unvested shares);
3,169,987 issued and outstanding at December 31, 2012 (inclusive of 319,988 unvested shares)	70,907,335	65,255,813
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred equity compensation	(14,388,976)	(14,829,470)
Accumulated deficit	(23,359,903)	(28,690,636)

Total shareholders’ equity	33,158,456	21,735,707

Total liabilities and shareholders’ equity	$41,102,998	$41,235,917

Book value per share	$10.23	$6.86

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.

Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
	2013	2012
REVENUES:
Investment advisory	$15,853,994	$14,375,094
Mutual fund administration, net	2,502,180	2,239,126

Total revenue	18,356,174	16,614,220

OPERATING EXPENSES:
Compensation and related costs	9,513,412	8,487,509
General and administrative	1,278,068	1,136,391
Sales and marketing	382,043	310,626
Third party distribution	147,443	213,408
Mutual fund administration	407,593	445,746

Total operating expenses	11,728,559	10,593,680

NET OPERATING INCOME	6,627,615	6,020,540

Investment income	1,824,659	1,271,731

INCOME BEFORE TAXES	8,452,274	7,292,271
Income tax provision	(3,121,541)	(2,680,918)

NET INCOME	$5,330,733	$4,611,353

Earnings per share	$1.67	$1.52

Weighted average shares outstanding	3,197,476	3,030,834

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$5,330,733	$4,611,353
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation on furniture and equipment	80,199	85,265
Stock-based compensation	1,486,008	1,329,009
Increase in accounts receivable	(1,080,720)	(590,013)
Change in deferred income taxes	313,075	297,010
Investment gain/loss, net	(1,889,425)	(1,265,356)
Decrease in accrued compensation	(6,376,220)	(6,849,702)
Excess income tax benefit from stock-based compensation	—	(9,445)
Decrease in accounts payable and accrued expenses	(573,440)	(600,729)
Other changes in assets and liabilities	544,119	230,148

Net cash used in operating activities	(2,165,671)	(2,762,460)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(305,257)	(37,040)
Cost of investments purchased and other portfolio activity	—	(2,365,000)

Net cash used in investing activities	(305,257)	(2,402,040)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of taxes withheld on employee stock transactions	—	(363,925)
Excess income tax benefit from stock-based compensation	—	9,445

Net cash used in financing activities	—	(354,480)

CASH AND CASH EQUIVALENTS
Net change during the period	(2,470,928)	(5,518,980)
At beginning of period	7,870,908	15,242,768

At end of period	$5,399,980	$9,723,788

Supplemental cash flow information:
Interest paid	$—	$—
Income taxes paid	2,130,000	2,163,000
Supplemental disclosure of non-cash transactions:
Common stock issued as incentive compensation	4,606,008	5,540,792

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

Beacon Hill Fund Services, Inc. (“BHFS”), an Ohio corporation, is a wholly owned subsidiary of the Company. BHFS provides certain compliance, treasury, and other fund administration services to mutual fund companies. BHIL Distributors, Inc. (“BHIL”), an Ohio corporation, is a wholly owned subsidiary of BHFS. BHIL provides underwriting services to mutual funds. BHFS and BHIL collectively operate as Beacon Hill.

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

Segment Information

Management has determined that the Company operates in one business segment, namely providing investment management and administration services to mutual funds, institutional accounts, and private investment funds. Therefore, no disclosures relating to operating segments are required in annual or interim financial statements.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and money market mutual funds.

Note 2 Significant Accounting Policies (Continued)

Accounts Receivable

Accounts receivable are recorded when they are due and are presented on the balance sheet net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of those individuals or entities that owe the receivable. No allowance for doubtful accounts was deemed necessary at either March 31, 2013 or December 31, 2012.

Valuation of Investment Portfolio

Investments held by the Company are valued based upon the definition of Level 1 inputs and Level 2 inputs. Level 1 inputs are defined as fair values which use quoted prices in active markets for identical assets or liabilities. Level 2 inputs are defined as quoted prices in markets that are not considered to be active for identical assets or liabilities, quoted prices in active markets for similar assets or liabilities, and inputs other than quoted prices that are directly observable or indirectly through corroboration with observable market data. The following table summarizes the values of the Company’s investments based upon Level 1 and Level 2 inputs as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Level 1 Inputs	$16,471,023	$16,922,720
Level 2 Inputs	3,922,269	3,650,561

Level 1 investments are all registered investment companies (mutual funds) and include $2.0 million and $4.1 million, respectively, of money market mutual funds that the Company classifies as cash equivalents. Level 2 investments are all limited partnerships. There were no transfers in or out of the levels.

The changes in market values on the investments are recorded in the Consolidated Statements of Income as investment income.

Limited Partnership Interests

DHCM is the managing member of Diamond Hill General Partner, LLC (the “General Partner”), the general partner of Diamond Hill Investment Partners, L.P. (“DHIP”), Diamond Hill Research Partners – International, L.P. (“DHRPI”), and Diamond Hill Valuation-Weighted 500, L.P. (“DHVW”), formerly Diamond Hill Valuation-Based Index, L.P., collectively (the “Partnerships”), each a limited partnership whose underlying assets consist of marketable securities.

DHCM, in its role as managing member of the General Partner, has the power to direct each Partnership’s economic activities and the right to receive investment advisory and performance incentive fees that may be significant to the Partnerships. The Company evaluated these Partnerships to determine whether or not to consolidate the entities in accordance with FASB ASC 810, Consolidation. Certain of these Partnerships are considered to be variable interest entities (“VIEs”) while others are considered to be voting rights entities (“VREs”), both of which are subject to consolidation consideration. The Company would consolidate VIEs where the Company is considered the primary beneficiary or VREs where the General Partner is considered to control the Partnership. For the Partnerships that were considered VIEs, the Company was not deemed to be the primary beneficiary. For the Partnerships that were considered VREs, it was determined that the DHCM in its role of managing member of the General Partner did not control the Partnerships. Therefore, the investments are accounted for under the equity method rather than being consolidated in the accompanying financial statements.

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

Deferred Compensation Liability

Deferred compensation liability represents compensation that will be paid out upon satisfactory completion of certain performance-based criteria specified in employee award agreements issued pursuant to the 2011 Equity and Cash Incentive Plan. See Note 5.

Revenue Recognition – General

The Company earns substantially all of its revenue from investment advisory and fund administration services. Mutual fund investment advisory and administration fees, generally calculated as a percentage of assets under management (“AUM”), are recorded as revenue as services are performed. Managed account and private investment fund clients provide for monthly or quarterly management fees, in addition to periodic variable incentive fees.

Revenue Recognition – Incentive Revenue

The Company manages certain client accounts that provide for variable incentive fees. These fees are based on investment results over rolling five-year periods. For variable management fees based on a formula, there are two methods by which incentive revenue may be recorded. Under “Method 1”, incentive fees are recorded at the end of the contract measurement period; under “Method 2”, the incentive fees are recorded periodically and calculated as the amount that would be due under the formula at any point in time as if the contract was terminated at that date. Management has chosen Method 1, in which incentive fees are recorded at the end of the contract measurement period for the specific client which the incentive fee applies. The table below shows AUM subject to incentive fees and the incentive fees, as calculated under each of the above methods:

Note 2 Significant Accounting Policies (Continued)

Revenue Recognition – Incentive Revenue (Continued)

	As Of March 31,
	2013	2012
AUM Contractual Period Ends:
Calendar Quarter-End	$—	$88,802,491
Calendar Year-End	—	87,002,132
May 31, 2017	306,975,487	—

Total AUM Subject to Incentive Fees	$306,975,487	$175,804,623

	For The Three Months
	Ending March 31,
	2013	2012
Incentive Fees Under Method 1 -
Contractual Period Ends:
Calendar Quarter-End	$—	$—
Calendar Year-End	—	—
May 31, 2017	—	—

Total Incentive Fees Under Method 1	$—	$—

Incentive Fees Under Method 2 -
Contractual Period Ends:
Calendar Quarter-End	$—	$—
Calendar Year-End	—	—
May 31, 2017	1,146,468	—

Total Incentive Fees Under Method 2	$1,146,468	$—

Revenue Recognition – Mutual Fund Administration

DHCM has an administrative and transfer agency services agreement with the Funds, under which DHCM performs certain services for each fund. These services include mutual fund administration, transfer agency and other related functions. For performing these services, each fund pays DHCM a fee, which is calculated using the following annual rates times the average daily net assets of each respective fund and share class:

	Prior to February 29,	After February 29,
	2012	2012
Class A and Class C	0.26%	0.25%
Class I	0.24%	0.25%
Class Y	0.10%	0.10%

The Funds have selected and contractually engaged certain vendors to fulfill various services to benefit the Funds’ shareholders or to satisfy regulatory requirements of the Funds. These services include, among others, required fund shareholder mailings, federal and state registrations, and legal and audit services. DHCM, in fulfilling a portion of its role under the administration agreement with the Funds, acts as agent to pay these obligations of the Funds. Each vendor is independently responsible for fulfillment of the services it has been engaged to provide and negotiates fees and terms with the management and board of trustees of the Funds. The fee that each Fund pays to DHCM is reviewed annually by the Funds’ board of trustees and specifically takes into account the contractual expenses that DHCM pays on behalf of the Funds. As a result, DHCM is not involved in the delivery or pricing of these services and bears no risk related to these services. Revenue has been recorded net of these Fund related expenses, in accordance with FASB ASC 605-45, Revenue Recognition – Principal Agent Considerations. In addition, DHCM finances the upfront commissions which are paid to brokers who sell Class C shares of the Funds. As financer, DHCM advances the commission amount to be paid to the selling broker at the time of sale. These advances are capitalized and amortized over 12 months to correspond with the repayments DHCM receives from the principal underwriter to recoup this commission advancement.

Note 2 Significant Accounting Policies (Continued)

Revenue Recognition – Mutual Fund Administration (Continued)

Beacon Hill has underwriting and administrative service agreements with certain clients, including registered mutual funds. The fee arrangements vary from client to client based upon services provided and are recorded as revenue under mutual fund administration on the Consolidated Statements of Income. Part of Beacon Hill’s role as underwriter is to act as an agent on behalf of its mutual fund clients to receive 12b-1/service fees and commission revenue and facilitate the payment of those fees and commissions to third parties who provide services to the funds and their shareholders. The amount of 12b-1/service fees and commissions are determined by each mutual fund client, and Beacon Hill bears no financial risk related to these services. As a result, 12b-1/service fees and commission revenue has been recorded net of the expense payments to third parties, in accordance with the appropriate accounting treatment for this agency relationship.

Mutual fund administration gross and net revenue are summarized below:

	Three Months Ended March 31,
	2013	2012
Mutual fund administration:
Administration revenue, gross	$3,615,730	$3,109,859
12b-1/service fees and commission revenue received from fund clients	1,812,388	1,729,352
12b-1/service fees and commission expense payments to third parties	(1,588,813)	(1,358,249)
Fund related expense	(1,339,773)	(1,242,997)

Revenue, net of fund related expenses	2,499,532	2,237,965
DHCM C-Share financing:
Broker commission advance repayments	56,658	62,407
Broker commission amortization	(54,010)	(61,246)

Financing activity, net	2,648	1,161

Mutual fund administration revenue, net	$2,502,180	$2,239,126

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

The Company is subject to examination by various federal, state and local jurisdictions for various tax periods. The Company’s income tax positions are based on research and interpretations of the income tax laws and rulings in each of the jurisdictions in which the Company does business. Due to the subjectivity of interpretations of laws and rulings in each jurisdiction, the differences and interplay in tax laws between those jurisdictions, as well as the inherent uncertainty in estimating the final resolution of complex tax audit matters, the Company’s estimates of income tax liabilities may differ from actual payments or assessments. The Company regularly assesses its position with regard to tax exposures and records liabilities for these uncertain tax positions and related interest and penalties, if any, according to the principles of FASB ASC 740, Income Taxes. As of March 31, 2013, the Company has not recorded any liability for uncertain tax positions.

Earnings Per Share

Earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. For the periods presented, the Company has unvested stock-based payment awards that contain nonforfeitable rights to dividends. For the periods presented, the Company does not have dilutive securities outstanding.

Note 3 Investment Portfolio

As of March 31, 2013, the Company held investments (excluding money market funds, which are included with cash and cash equivalents) worth $18.4 million and an estimated cost basis of $12.4 million. The following table summarizes the market value of these investments:

	March 31, 2013	December 31, 2012
Diamond Hill Small Cap Fund	$251,304	$215,550
Diamond Hill Small-Mid Cap Fund	279,021	239,316
Diamond Hill Large Cap Fund	275,432	246,744
Diamond Hill Select Fund	278,021	242,252
Diamond Hill Long-Short Fund	1,125,816	1,036,045
Diamond Hill Research Opportunities Fund	12,046,118	10,658,665
Diamond Hill Strategic Income Fund	215,175	214,598
Diamond Hill Investment Partners, L.P.	8,267	7,336
Diamond Hill Research Partners—International, L.P.	1,438,872	1,384,976
Diamond Hill Valuation-Weighted 500, L.P.(a)	2,475,130	2,258,249

Total Investment Portfolio	$18,393,156	$16,503,731

(a)	Diamond Hill Valuation-Weighted 500, L.P. was formerly Diamond Hill Valuation-Based Index, L.P.

Note 3 Investment Portfolio (Continued)

DHCM is the managing member of Diamond Hill General Partner LLC, which is the general partner of the Partnerships. The underlying assets of the Partnerships are cash and marketable equity securities. Summary financial information, including the Company’s carrying value and income from the Partnerships, is as follows:

	As of
	March 31, 2013	December 31, 2012
Total partnership assets	$118,895,434	$105,472,952
Total partnership liabilities	21,239,354	17,786,579

Net partnership assets	$97,656,080	$87,686,373
DHCM’s portion of net assets	$3,922,269	$3,650,561

	For the Three Months Ended March 31, 2013	For the Year Ended December 31, 2012
Net partnership income	$10,664,931	$15,054,951
DHCM’s portion of net income	$271,448	$472,659

Note 4 Capital Stock

Common Shares

The Company has only one class of securities outstanding, Common Shares, no par value per share.

Authorization of Preferred Shares

The Company’s Amended and Restated Articles of Incorporation authorize the issuance of 1,000,000 shares of “blank check” preferred shares with such designations, rights and preferences, as may be determined from time to time by the Company’s Board of Directors. The Board of Directors is authorized, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting or other rights of the holders of the Common Shares. There were no preferred shares issued or outstanding at either March 31, 2013 or December 31, 2012.

Note 5 Stock-Based Compensation

Equity Incentive Plans

2011 Equity and Cash Incentive Plan

At the Company’s annual shareholder meeting on April 26, 2011, shareholders approved the 2011 Equity and Cash Incentive Plan (“2011 Plan”). The 2011 Plan is intended to facilitate the Company’s ability to attract and retain staff, provide additional incentives to employees, directors and consultants, and promote the success of the Company’s business. The 2011 Plan authorizes the issuance of 600,000 Common Shares of the Company in various forms of equity awards. The 2011 Plan also authorizes cash incentive awards. As of March 31, 2013, there were 244,570 Common Shares available for awards under the 2011 Plan. The 2011 Plan provides that the Board of Directors, or a committee appointed by the Board, may grant awards and otherwise administer the 2011 Plan. Restricted stock grants issued under the 2011 Plan, which vest over time, are recorded as deferred compensation in the equity section of the balance sheet on the grant date and then recognized as compensation expense based on the grant date price over the vesting period of the respective grant.

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

Restricted Stock Grant Transactions

The following table represents a roll-forward of outstanding restricted stock grants issued pursuant to the 2011 and 2005 Plans and related activity during the year ended December 31, 2012 and the three months ended March 31, 2013:

		Weighted-Average
		Grant Date Price
	Shares	per Share
Outstanding restricted stock grants as of December 31, 2011	260,621	$73.78
Grants issued	107,600	75.64
Grants vested	(46,056)	75.22
Grants forfeited	(2,177)	71.37

Outstanding restricted stock grants as of December 31, 2012	319,988	$74.22

Grants issued	10,000	77.81
Grants vested	—	—
Grants forfeited	—	—

Total outstanding restricted stock grants as of March 31, 2013	329,988	$74.33

The total outstanding restricted stock grants shown above are included in issued and outstanding shares. Total deferred compensation related to unvested restricted stock grants was $14,388,976 as of March 31, 2013. Expense recognition of deferred compensation over the remaining vesting periods is as follows:

Nine Months Remaining In 2013	2014	2015	2016	2017	2018	Total
$ 3,565,008	$4,504,668	$3,600,176	$1,760,806	$919,413	$38,905	$14,388,976

401(k) Plan

The Company sponsors a 401(k) plan in which all employees participate. Employees may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions of Common Shares of the Company with a value equal to 200 percent of the first six percent of an employee’s compensation contributed to the plan. Employees become fully vested in the matching contributions after six plan years of employment. The following table summarizes the Company’s expenses attributable to the plan during the three months ended March 31, 2013 and 2012:

	March 31,	March 31,
	2013	2012
Three Months Ended	$280,213	$252,919

Note 6 Operating Leases

The Company leases approximately 25,500 square feet of office space at two locations. The following table summarizes the total lease and operating expenses for the three months ended March 31, 2013 and 2012:

	March 31,	March 31,
	2013	2012
Three Months Ended	$175,888	$170,379

The approximate future minimum lease payments under the operating leases are as follows:

Nine Months Remaining In 2013	2014	2015	2016	Thereafter
$341,000	$454,000	$401,000	$234,000	$—

In addition to the above rent, the Company is also responsible for normal operating expenses of the properties. Such operating expenses were approximately $9.69 per square foot in 2012, on a combined basis, and are expected to be approximately $9.80 per square foot in 2013.

Note 7 Income Taxes

The provision for income taxes for the three months ended March 31, 2013 and 2012 consists of federal, state and city income taxes. The effective tax rates for the three months ended March 31, 2013 and 2012 were 36.9% and 36.8%, respectively. During 2012, the Company determined it was entitled to a tax deduction related to dividends paid on unvested restricted stock. The resulting tax benefit of $1.9 million was recorded as a reduction of income taxes payable and an increase in shareholders’ equity.

The net temporary differences incurred to date will reverse in future periods as the Company generates taxable earnings. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets recorded. The Company records a valuation when it is more likely than not that some portion of all of the deferred tax assets will not be realized. As of March 31, 2013 and December 31, 2012, no valuation allowance was deemed necessary.

FASB ASC 740, Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company did not record an accrual for tax related uncertainties or unrecognized tax positions as of March 31, 2013 and December 31, 2012. The Company does not expect a change to the reserve for uncertain tax positions within the next twelve months that would have a material impact on the consolidation financial statements.

The Company files income tax returns in the federal and all applicable state and local jurisdictions. The Company is subject to federal, state and local examinations by tax authorities for tax years ended December 31, 2009 through 2012.

Note 8 Earnings Per Share

The following table sets forth the computation for EPS:

	Three Months Ended March 31,
	2013	2012
Net income	$5,330,733	$4,611,353
Weighted average number of outstanding shares	3,197,476	3,030,834
Earnings per share	$1.67	$1.52

For the periods presented, the Company has unvested stock-based payment awards that contain nonforfeitable rights to dividends and are included in the computation of basic EPS above as participating shares. For the periods presented, the Company does not have dilutive securities outstanding.

Note 9 Regulatory Requirements

BHIL, a wholly owned subsidiary of the Company and principal underwriter for mutual funds, is subject to the U.S. Securities and Exchange Commission (“SEC”) uniform net capital rule, which requires the maintenance of minimum net capital. BHIL’s net capital exceeded its minimum net capital requirement at March 31, 2013 and December 31, 2012. The net capital balances, minimum net capital requirements, and ratios of aggregate indebtedness to net capital for BHIL are summarized below as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
Net Capital	$390,290	$354,029
Minimum Net Capital Requirement	49,681	46,597
Ratio of Aggregate Indebtedness to Net Capital	1.91 to 1	1.97 to 1

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

Note 11 Subsequent Event

On April 10, 2013 a client notified the Company that in connection with a recently announced acquisition, it would be replacing DHCM and another unaffiliated adviser, as the sub-advisers on two accounts in June 2013. The revenue generated from two accounts currently represents approximately 2.6% of the Company’s annualized revenue.

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

Throughout this Quarterly Report on Form 10-Q, Diamond Hill Investment Group, Inc. may make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to such matters as anticipated operating results, prospects for achieving the critical threshold of assets under management, technological developments, economic trends (including interest rates and market volatility), expected transactions and acquisitions and similar matters. The words “believe,” “expect,” “anticipate,” “estimate,” “should,” “hope,” “seek,” “plan,” “intend” and similar expressions identify forward-looking statements that speak only as of the date thereof. While the Company believes that the assumptions underlying its forward-looking statements are reasonable, investors are cautioned that any of the assumptions could prove to be inaccurate and accordingly, the actual results and experiences of the Company could differ materially from the anticipated results or other expectations expressed by the Company in its forward-looking statements. Factors that could cause such actual results or experiences to differ from results discussed in the forward-looking statements include, but are not limited to: the adverse effect from a decline in the securities markets; a decline in the performance of the Company’s products; changes in interest rates; changes in national and local economic and political conditions, including the effects of implementation of the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012 and the continuing economic uncertainty in various parts of the world; changes in government policy and regulation, including monetary policy; changes in the Company’s ability to attract or retain key employees; unforeseen costs and other effects related to legal proceedings or investigations of governmental and self-regulatory organizations; and other risks identified from time-to-time in the Company’s other public documents on file with the U. S. Securities and Exchange Commission (“SEC”), including those discussed below in Item 1A of Part II. When we use the terms the “Company,” “management,” “we,” “us,” and “our,” we mean Diamond Hill Investment Group, Inc. and its subsidiaries.

General

The Company, an Ohio corporation organized in April 1990, derives its consolidated revenue and net income from investment advisory and fund administration services provided by its subsidiaries DHCM, BHFS, and BHIL. BHFS and BHIL collectively operate as Beacon Hill. DHCM is a registered investment adviser under the Investment Advisers Act of 1940. DHCM sponsors, distributes, and provides investment advisory and related services to various U.S. and foreign clients through the Funds, institutional accounts, and private investment funds (generally known as “hedge funds”). Beacon Hill provides fund administration and statutory underwriting services to various clients, including the Funds.

The Company’s primary objective is to fulfill its fiduciary duty to clients. Its secondary objective is to grow the intrinsic value of the Company in order to achieve an adequate long-term return for shareholders.

In this section, the Company discusses and analyzes the consolidated results of operations for the three month periods ended March 31, 2013 and 2012 and other factors that may affect future financial performance. The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Revenues are highly dependent on both the value and composition of AUM. The following is a summary of the Company’s AUM by product, investment objective, and a roll-forward of the change in AUM for the three months ended March 31, 2013 and 2012:

	Assets Under Management by Product
	As of March 31,
(in millions)	2013	2012	% Change
Proprietary funds	$5,964	$4,856	23%
Sub-advised funds	1,030	1,008	2%
Institutional accounts	3,580	3,496	2%

Total AUM	$10,574	$9,360	13%

	Assets Under Management
	by Investment Objective
	As of March 31,
(in millions)	2013	2012	% Change
Small Cap	$1,082	$997	9%
Small-Mid Cap	460	299	54%
Large Cap	5,801	5,244	11%
Select (All Cap)	285	355	-20%
Long-Short	2,747	2,277	21%
Strategic Income	199	188	6%

Total AUM	$10,574	$9,360	13%

	Change in Assets Under Management
	For the Three Months Ended March 31,
(in millions)	2013	2012
AUM at beginning of the period	$9,429	$8,671
Net cash inflows (outflows)
proprietary funds	142	70
sub-advised funds	(37)	(60)
institutional accounts	(33)	(113)

	72	(103)
Net market appreciation and income	1,073	792

Increase during the period	1,145	689

AUM at end of the period	$10,574	$9,360

Consolidated Results of Operations

The following is a discussion of the consolidated results of operations of the Company.

	Three Months Ended March 31,
(in thousands, except per share data)	2013	2012	% Change
Net operating income	$6,628	$6,021	10%
Net operating income after tax (a)	$4,180	$3,808	10%
Net income	$5,331	$4,611	16%
Net operating income after tax per share (a)	$1.31	$1.26	4%
Net income per share	$1.67	$1.52	10%
Operating profit margin	36%	36%	NM

(a)	Net operating income after tax is a non-GAAP performance measure. See Use of Supplemental Data as Non-GAAP Performance Measure on page 21 of this report.

Three Months Ended March 31, 2013 compared with Three Months Ended March 31, 2012

The Company generated net income of $5.3 million ($1.67 per share) for the three months ended March 31, 2013, compared with net income of $4.6 million ($1.52 per share) for the three months ended March 31, 2012. Operating income increased by $607 thousand period over period primarily due to an increase in AUM, resulting in a $1.7 million increase in revenue. The revenue increase was offset by an increase in operating expenses of $1.1 million, primarily related to an increase in compensation and related expenses. The Company’s corporate investments also contributed to the overall increase in net income. Operating profit margin remained flat at 36% for the first quarter 2013 and 2012. The Company expects that its operating margin will fluctuate from year to year based on various factors including revenues; investment results; employee performance; staffing levels; development of investment strategies, products, or channels; and industry comparisons.

Revenue

	Three Months Ended
	March 31,
(in thousands)	2013	2012	% Change
Investment advisory	$15,854	$14,375	10%
Mutual fund administration, net	2,502	2,239	12%

Total	$18,356	$16,614	10%

As a percent of total first quarter 2013 revenues, investment advisory fees accounted for 86% and mutual fund administration fees made up the remaining 14%. This compared to 87% and 13%, respectively, for first quarter 2012.

Investment Advisory Fees. Investment advisory fees increased by $1.5 million, or 10%, from the quarter ended March 31, 2012 to the quarter ended March 31, 2013. Investment advisory fees are calculated as a percentage of average net AUM at various rates depending on the investment product. The primary contributor to the increase in investment advisory fees is an increase of 12% in average AUM quarter over quarter, offset by a decline of one basis point in the average advisory fee rate from 0.64% for the quarter ended March 31, 2012 to 0.63% for the quarter ended March 31, 2013.

Mutual Fund Administration Fees. Mutual fund administration fees increased $263 thousand, or 12%, from the quarter ended March 31, 2012 to the quarter ended March 31, 2013. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of average mutual fund AUM, and all Beacon Hill fee revenue. The increase in the mutual fund administration fee is due to a 25% increase in average mutual fund AUM from $4.5 billion for the quarter ended March 31, 2012 to $5.6 billion for the quarter ended March 31, 2013 offset by a decline of one basis point in the net administration fee rate from 0.17% for the quarter ended March 31, 2012 to 0.16% for the quarter ended March 31, 2013.

Expenses

	Three Months Ended
	March 31,
(in thousands)	2013	2012	% Change
Compensation and related costs	$9,513	$8,488	12%
General and administrative	1,278	1,136	13%
Sales and marketing	382	311	23%
Third party distribution	147	213	-31%
Mutual fund administration	408	446	-9%

Total	$11,728	$10,594	11%

Compensation and Related Costs. Employee compensation and benefits increased by $1.0 million, or 12%, during the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012, primarily due to an increase of $629 thousand in incentive compensation and an increase of $413 thousand in salaries and related benefits due to an increase in staffing levels.

General and Administrative. General and administrative expenses increased by $142 thousand, or 13%, period over period. This increase is primarily due to additional research expenses to support the Company’s investment team, corporate legal expenses, and consulting fees.

Sales and Marketing. Sales and marketing expenses increased by $71 thousand, or 23%. This increase was primarily due to an overall increase in travel and other expenses related to business development and retention efforts during first quarter 2013.

Third Party Distribution. Third party distribution expense represents payments made to intermediaries related to sales of the Company’s investment products. This expense is directly correlated with investments in the Company’s proprietary funds. The period-over-period change directly corresponds to the change in investment advisory fees earned by the Company related to those products.

Mutual Fund Administration. Mutual fund administration expenses decreased by $38 thousand, or 9%, period over period. The majority of mutual fund administration fees are variable based upon the amount of mutual fund AUM or the number of shareholder accounts. While average mutual fund AUM increased by 25% from March 31, 2012 to March 31, 2013, the number of direct shareholder accounts decreased by 34% related to a continuing shift in the servicing of shareholder accounts from the fund’s transfer agent to omnibus shareholder accounting at third party intermediaries. The costs associated with servicing these shareholder accounts are now reflected as Fund Related Expenses (see Note 2: Revenue Recognition – Mutual Fund Administration).

Liquidity and Capital Resources

Sources of Liquidity

The Company’s main source of liquidity is cash flow from operating activities which is generated from investment advisory and fund administration fees. The Company’s entire investment portfolio is in readily marketable securities, which provide for cash liquidity, if needed. Investments in mutual funds are valued at their quoted current net asset value. Investments in private investment funds are valued independently based on readily available market quotations. Inflation is expected to have no material impact on the Company’s performance. Cash and cash equivalents, accounts receivables, and investments represent approximately 86% and 84% of total assets as of March 31, 2013 and December 31, 2012 respectively. The Company believes these sources of liquidity as well as continuing cash flows from operating activities will be sufficient to meet current and future operating needs for at least the next 12 months.

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

Working Capital

As of March 31, 2013, the Company had working capital of approximately $28.9 million compared to $17.6 million at December 31, 2012. Working capital includes cash, securities owned and current receivables, net of all liabilities. On December 5, 2012, the Company’s Board of Directors declared an $8.00 per share dividend payable on December 21, 2012 to shareholders of record on December 17, 2012. The payment of the special cash dividend reduced the Company’s working capital balance. The Company has no debt, and believes its available working capital is sufficient to cover current expenses. The Company does not expect any material capital expenditures during 2013.

Cash Flow Analysis

Cash Flows from Operating Activities

The Company’s cash flows from operating activities are calculated by adjusting net income to reflect other significant operating sources and uses of cash, certain significant non-cash items such as share-based compensation, and timing differences in the cash settlement of operating assets and liabilities.

As of March 31, 2013 and 2012, net cash used in operating activities totaled $2.2 million and $2.8 million, respectively. The changes in net cash provided by operating activities generally reflect net income plus the effect of non-cash items and the timing differences in the cash settlement of assets and liabilities.

Cash Flows from Investing Activities

The Company’s cash flows from investing activities consist primarily of capital expenditures and the purchase and redemption of the Company’s investment portfolio.

Cash flows used in investing activities totaled $305 thousand for the quarter ended March 31, 2013 related to the purchase of furniture and fixtures. Cash flows used in investing activities totaled $2.4 million for the quarter ended March 31, 2012 primarily due to purchases into the Company’s corporate investments.

Cash Flows from Financing Activities

The Company’s cash flows from financing activities consist primarily of the payment of special dividends, the repurchase of Common Shares, and the payment of taxes withheld on employee stock transactions offset by the proceeds from the issuance of Common Shares.

As of March 31, 2013, there were no cash flows in financing activities. As of March 31, 2012, net cash used by financing activities totaled $354 thousand primarily related to the payment of taxes withheld on employee stock transactions.

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

	Three Months Ended March 31,
(in thousands, except per share data)	2013	2012
Net operating income, GAAP basis	$6,628	$6,021
Non-GAAP adjustments:
Tax provision excluding impact of investment income	2,448	2,213

Net operating income after tax, non-GAAP basis	$4,180	$3,808
Net operating income after tax per share, non-GAAP basis	$1.31	$1.26
Weighted average shares outstanding, GAAP basis	3,197	3,031

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

Critical Accounting Policies and Estimates

There have been no material changes to the Critical Accounting Policies and Estimates provided in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 3:	Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the information provided in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4:	Controls and Procedures

Management, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting during the three month period ending March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1:	Legal Proceedings

From time to time, the Company is party to ordinary routine litigation that is incidental to its business. There are currently no material legal proceedings pending to which the Company or any subsidiary is a party.

ITEM 1A:	Risk Factors

There has been no material change to the information provided in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not purchase any shares of its Common Shares during the three months ended March 31, 2013. The following table sets forth information regarding the Company’s repurchase program of its Common Shares during the first quarter of fiscal year 2013:

			Cumulative Number	Maximum Number
			of Shares Purchased	of Shares That May
			as part of Publicly	Yet Be Purchased
	Total Number	Average Price	Announced Plans	Under the Plans or
Period	of Shares Purchased	Paid Per Share	or Programs	Programs(a)
January 1, 2013 through
January 31, 2013	—	—	31,567	318,433
February 1, 2013 through
February 28, 2013	—	—	31,567	318,433
March 1, 2013 through
March 31, 2013	—	—	31,567	318,433

(a)	The Company’s current share repurchase program was announced on August 9, 2007. The Board of Directors authorized management to repurchase up to 350,000 shares of the Company’s Common Shares in the open market and in private transactions in accordance with applicable securities laws. The Company’s stock repurchase program is not subject to an expiration date.

ITEM 3:	Defaults Upon Senior Securities

None

ITEM 4:	Mine Safety Disclosures

None

ITEM 5:	Other Information

None

ITEM 6:	Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference from Form 8-K Current Report for the event on May 2, 2002 filed with the SEC on May 7, 2002; File No. 000-24498.)

3.2	Code of Regulations of the Company. (Incorporated by reference from Form 8-K Current Report for the event on May 2, 2002 filed with the SEC on May 7, 2002; File No. 000-24498.)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Section 1350 Certifications.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

DIAMOND HILL INVESTMENT GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMOND HILL INVESTMENT GROUP, INC.

Date	Title	Signature

May 3, 2013	President, Chief Executive Officer,	/s/ R. H. Dillon
	and a Director	R. H. Dillon

May 3, 2013	Chief Financial Officer, Treasurer,	/s/ James F. Laird
	Secretary, and a Director	James F. Laird