Form 10-Q
period 2013-06-30
DIAMOND HILL INVESTMENT GROUP INC
filed 2013-08-02
CIK 909108

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of the issuer’s common stock, as of July 26, 2013, is 3,260,283 shares.

DIAMOND HILL INVESTMENT GROUP, INC.

PART I: FINANCIAL INFORMATION

ITEM 1:	Consolidated Financial Statements

Diamond Hill Investment Group, Inc.

Consolidated Balance Sheets

	6/30/2013	12/31/2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$12,849,477	$7,870,908
Investment portfolio	21,148,293	16,503,731
Accounts receivable	11,629,694	10,438,598
Prepaid expenses	937,954	953,526
Furniture and equipment, net of depreciation	914,372	745,476
Income tax receivable	1,644,356	2,271,704
Deferred taxes	3,814,149	2,451,974

Total assets	$52,938,295	$41,235,917

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$2,365,751	$2,797,483
Accrued incentive compensation	10,348,714	15,908,083
Deferred compensation liability	894,678	794,644

Total liabilities	13,609,143	19,500,210

Commitments and contingencies	—	—
Shareholders’ Equity
Common stock, no par value 7,000,000 shares authorized; 3,261,594 issued and outstanding at June 30, 2013 (inclusive of 342,139 unvested shares); 3,169,987 issued and outstanding at December 31, 2012 (inclusive of 319,988 unvested shares)	72,439,252	65,255,813
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred equity compensation	(14,461,741)	(14,829,470)
Accumulated deficit	(18,648,359)	(28,690,636)

Total shareholders’ equity	39,329,152	21,735,707

Total liabilities and shareholders’ equity	$52,938,295	$41,235,917

Book value per share	$12.06	$6.86

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.

Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUES:
Investment advisory	$17,090,321	$14,101,053	$32,944,314	$28,476,147
Mutual fund administration, net	2,802,775	2,059,802	5,304,956	4,298,928

Total revenue	19,893,096	16,160,855	38,249,270	32,775,075

OPERATING EXPENSES:
Compensation and related costs	10,357,680	8,378,703	19,871,092	16,866,212
General and administrative	1,421,116	1,184,453	2,813,584	2,402,544
Sales and marketing	384,548	246,924	652,192	475,850
Third party distribution	157,963	138,298	305,406	351,706
Mutual fund administration	420,098	381,949	827,691	827,695

Total operating expenses	12,741,405	10,330,327	24,469,965	20,924,007

NET OPERATING INCOME	7,151,691	5,830,528	13,779,305	11,851,068

Investment income (loss)	728,725	(468,432)	2,553,384	803,299

INCOME BEFORE TAXES	7,880,416	5,362,096	16,332,689	12,654,367
Income tax provision	(3,168,871)	(2,033,999)	(6,290,412)	(4,714,917)

NET INCOME	$4,711,545	$3,328,097	$10,042,277	$7,939,450

Earnings per share	$1.45	$1.07	$3.12	$2.59

Weighted average shares outstanding	3,248,197	3,101,170	3,222,977	3,066,002

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$10,042,277	$7,939,450
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation on furniture and equipment	165,533	162,177
Stock-based compensation	3,006,652	2,673,534
(Increase) decrease in accounts receivable	(1,191,096)	425,914
Change in deferred income taxes	(1,366,935)	(246,121)
Investment (gain)/loss, net	(2,644,562)	(789,799)
Decrease in accrued compensation	(853,327)	(2,865,625)
Excess income tax benefit from stock-based compensation	—	(29,029)
Decrease in accrued liabilities	(431,732)	(605,689)
Other changes in assets and liabilities	642,920	(379,716)

Net cash provided by operating activities	7,369,730	6,285,096

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(334,429)	(55,867)
Cost of investments purchased and other portfolio activity	(2,000,000)	(6,365,000)

Net cash used in investing activities	(2,334,429)	(6,420,867)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of taxes withheld on employee stock transactions	(56,732)	(363,925)
Excess income tax benefit from stock-based compensation	—	29,029

Net cash used in financing activities	(56,732)	(334,896)

CASH AND CASH EQUIVALENTS
Net change during the period	4,978,569	(470,667)
At beginning of period	7,870,908	15,242,768

At end of period	$12,849,477	$14,772,101

Supplemental cash flow information:
Interest paid	$—	$—
Income taxes paid	7,030,000	5,418,000
Supplemental disclosure of non-cash transactions:
Common stock issued as incentive compensation	4,606,008	5,540,792

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.

Notes to Consolidated Financial Statements (unaudited)

Note 1 Business and Organization

Diamond Hill Investment Group, Inc. (the “Company”), an Ohio Corporation, derives its consolidated revenues and net income primarily from investment advisory and fund administration services. The Company has three operating subsidiaries.

Diamond Hill Capital Management, Inc. (“DHCM”), an Ohio corporation, is a wholly owned subsidiary of the Company and a registered investment adviser. DHCM is the investment adviser to the Diamond Hill Funds (the “Funds”), a series of open-end mutual funds, private investment funds (“Private Funds”), and also offers advisory services to institutional and individual investors.

Beacon Hill Fund Services, Inc. (“BHFS”), an Ohio corporation, is a wholly owned subsidiary of the Company. BHFS provides certain compliance, treasury, and other fund administration services to mutual fund companies. BHIL Distributors, Inc. (“BHIL”), an Ohio corporation, is a wholly owned subsidiary of BHFS. BHIL provides underwriting to mutual funds. BHFS and BHIL collectively operate as Beacon Hill.

Note 2 Significant Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses for the periods. Actual results could differ from those estimates. Certain prior period amounts and disclosures have been reclassified to conform to the current period financial presentation. Book value per share is computed by dividing total shareholders’ equity by the number of shares issued and outstanding at the end of the measurement period. The following is a summary of the Company’s significant accounting policies:

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

Note 2 Significant Accounting Policies (Continued)

Accounts Receivable

Accounts receivable are recorded when they are due and are presented in the balance sheet net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of those individuals or entities that owe the receivable. No allowance for doubtful accounts was deemed necessary at either June 30, 2013 or December 31, 2012.

Valuation of Investment Portfolio

Investments held by the Company are valued based upon the definition of Level 1 inputs and Level 2 inputs. Level 1 inputs are defined as fair values which use quoted prices in active markets for identical assets or liabilities. Level 2 inputs are defined as quoted prices in markets that are not considered to be active for identical assets or liabilities, quoted prices in active markets for similar assets or liabilities, and inputs other than quoted prices that are directly observable or that may be corroborated indirectly with observable market data. The following table summarizes the values of the Company’s investments based upon Level 1 and Level 2 inputs as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Level 1 Inputs	$27,658,778	$16,922,720
Level 2 Inputs	3,991,509	3,650,561

Level 1 investments are all registered investment companies (mutual funds) and include $10.5 million and $4.1 million, respectively, of money market mutual funds that the Company classifies as cash equivalents. Level 2 investments are all limited partnerships. There were no transfers in or out of the levels.

The changes in market values on the investments are recorded in the Consolidated Statements of Income as investment income.

Limited Partnership Interests

DHCM is the managing member of Diamond Hill General Partner, LLC (the “General Partner”), the general partner of Diamond Hill Investment Partners, L.P. (“DHIP”), Diamond Hill Research Partners – International, L.P. (“DHRPI”), and Diamond Hill Valuation-Weighted 500, L.P. (“DHVW”) (collectively, the “Partnerships”), each a limited partnership whose underlying assets consist of marketable securities.

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

Note 2 Significant Accounting Policies (Continued)

Revenue Recognition – Incentive Revenue (Continued)

	As Of June 30,
	2013	2012
AUM Contractual Period Ends:
May 2017	$331,253,656	$254,288,524

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Incentive Fees Under Method 1 - Contractual Period Ends:
May 2017	$—	$—	$—	$—
Incentive Fees Under Method 2 - Contractual Period Ends:
May 2017	$2,464,815	$—	$2,464,815	$—

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

The Funds have selected and contractually engaged certain vendors to fulfill various services to benefit the Funds’ shareholders or to satisfy regulatory requirements of the Funds. These services include, among others, required shareholder mailings, federal and state registrations, and legal and audit services. DHCM, in fulfilling a portion of its role under the administration agreement with the Funds, acts as agent to pay these obligations of the Funds. Each vendor is independently responsible for fulfillment of the services it has been engaged to provide and negotiates fees and terms with the management and board of trustees of the Funds. The fee that each Fund pays to DHCM is reviewed annually by the Funds’ board of trustees and specifically takes into account the contractual expenses that DHCM pays on behalf of the Funds. As a result, DHCM is not involved in the delivery or pricing of these services and bears no risk related to these services. Revenue has been recorded net of these Fund related expenses, in accordance with FASB ASC 605-45, Revenue Recognition – Principal Agent Considerations. In addition, DHCM finances the upfront commissions which are paid to brokers who sell Class C shares of the Funds. As financer, DHCM advances the commission amount to be paid to the selling broker at the time of sale. These advances are capitalized and amortized over 12 months to correspond with the repayments DHCM receives from the principal underwriter to recoup this commission advancement.

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

Mutual fund administration gross and net revenue are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Mutual fund administration:
Administration revenue, gross	$4,015,154	$3,216,646	$7,630,884	$6,326,505
12b-1/service fees and commission revenue received from fund clients	1,984,681	1,705,001	3,797,068	3,434,353
12b-1/service fees and commission expense payments to third parties	(1,738,197)	(1,435,822)	(3,327,009)	(2,794,067)
Fund related expense	(1,460,656)	(1,430,653)	(2,800,429)	(2,673,655)

Revenue, net of fund related expenses	2,800,982	2,055,172	5,300,514	4,293,136
DHCM C-Share financing:
Broker commission advance repayments	64,674	58,262	121,332	120,670
Broker commission amortization	(62,881)	(53,632)	(116,890)	(114,878)

Financing activity, net	1,793	4,630	4,442	5,792

Mutual fund administration revenue, net	$2,802,775	$2,059,802	$5,304,956	$4,298,928

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

The Company is subject to examination by various federal, state and local jurisdictions for various tax periods. The Company’s income tax positions are based on research and interpretations of the income tax laws and rulings in each of the jurisdictions in which the Company does business. Due to the subjectivity of interpretations of laws and rulings in each jurisdiction, the differences and interplay in tax laws between those jurisdictions, as well as the inherent uncertainty in estimating the final resolution of complex tax audit matters, the Company’s estimates of income tax liabilities may differ from actual payments or assessments. The Company regularly assesses its position with regard to tax exposures and records liabilities for these uncertain tax positions and related interest and penalties, if any, according to the principles of FASB ASC 740, Income Taxes. As of June 30, 2013, the Company has not recorded any liability for uncertain tax positions.

Earnings Per Share

Earnings per share (“EPS”) is computed by dividing net income by the weighted average number of Common Shares outstanding for the period. For the periods presented, the Company has unvested stock-based payment awards that contain nonforfeitable rights to dividends. For the periods presented, the Company does not have dilutive securities outstanding.

Note 3 Investment Portfolio

As of June 30, 2013, the Company held investments (excluding money market funds, which are included with cash and cash equivalents) worth $21.1 million with an estimated cost basis of $14.4 million. The following table summarizes the market value of these investments:

	June 30,	December 31,
	2013	2012
Diamond Hill Small Cap Fund	$260,457	$215,550
Diamond Hill Small-Mid Cap Fund	290,443	239,316
Diamond Hill Large Cap Fund	292,526	246,744
Diamond Hill Select Fund	298,925	242,252
Diamond Hill Long-Short Fund	1,166,467	1,036,045
Diamond Hill Financial Long-Short Fund	1,969,770	—
Diamond Hill Research Opportunities Fund	12,667,255	10,658,665
Diamond Hill Strategic Income Fund	210,941	214,598
Diamond Hill Investment Partners, L.P.	8,675	7,336
Diamond Hill Research Partners—International, L.P.	1,434,111	1,384,976
Diamond Hill Valuation-Weighted 500, L.P.	2,548,723	2,258,249

Total Investment Portfolio	$21,148,293	$16,503,731

Note 3 Investment Portfolio (Continued)

DHCM is the managing member of the General Partner, which is the general partner of the Partnerships. The underlying assets of the Partnerships are cash and marketable equity securities. Summary financial information, including the Company’s carrying value and income from the Partnerships, is as follows:

	As of
	June 30, 2013	December 31, 2012
Total partnership assets	$116,493,564	$105,472,952
Total partnership liabilities	24,467,756	17,786,579

Net partnership assets	$92,025,808	$87,686,373
DHCM’s portion of net assets	$3,991,509	$3,650,561

	For the Six Months Ended June 30, 2013	For the Year Ended December 31, 2012
Net partnership income	$15,182,661	$15,054,951
DHCM’s portion of net income	$340,689	$472,659

Note 4 Capital Stock

Common Shares

The Company has only one class of securities outstanding, Common Shares, no par value per share.

Authorization of Preferred Shares

The Company’s Amended and Restated Articles of Incorporation authorize the issuance of 1,000,000 shares of “blank check” preferred shares with such designations, rights and preferences, as may be determined from time to time by the Company’s Board of Directors. The Board of Directors is authorized, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting or other rights of the holders of the Common Shares. There were no preferred shares issued or outstanding at either June 30, 2013 or December 31, 2012.

Note 5 Compensation Plans

Equity Incentive Plans

2011 Equity and Cash Incentive Plan

At the Company’s annual shareholder meeting on April 26, 2011, the shareholders approved the 2011 Equity and Cash Incentive Plan (“2011 Plan”). The 2011 Plan is intended to facilitate the Company’s ability to attract and retain staff, provide additional incentive to employees, directors and consultants, and promote the success of the Company’s business. The 2011 Plan authorizes the issuance of 600,000 Common Shares of the Company in various forms of equity awards. As of June 30, 2013, there were 228,570 Common Shares available for issuance under the 2011 Plan. The 2011 Plan provides that the Board of Directors, or a committee appointed by the Board, may grant awards and otherwise administer the 2011 Plan. Restricted stock grants issued under the 2011 Plan, which vest over time, are recorded as deferred compensation in the equity section of the balance sheet on the grant date and then recognized as compensation expense based on the grant date price over the vesting period of the respective grant.

Note 5 Compensation Plans (Continued)

Equity Incentive Plans (Continued)

2005 Employee and Director Equity Incentive Plan

At the Company’s annual shareholder meeting on May 12, 2005, the shareholders approved the 2005 Employee and Director Equity Incentive Plan (“2005 Plan”). There are no longer any Common Shares available for future issuance under the 2005 Plan, although outstanding grants under the 2005 Plan remain issued and outstanding. Restricted stock grants issued under the 2005 Plan, which vest over time, are recorded as deferred compensation in the equity section of the balance sheet on the grant date and then recognized as compensation expense based on the grant date price over the vesting period of the respective grant.

Restricted Stock Grant Transactions

The following table represents a roll-forward of outstanding restricted stock grants issued pursuant to the 2011 and 2005 Plans and related activity during the year ended December 31, 2012 and the six months ended June 30, 2013:

	Shares	Weighted-Average Grant Date Price per Share
Outstanding restricted stock grants as of December 31, 2011	260,621	$73.78
Grants issued	107,600	75.64
Grants vested	(46,056)	75.22
Grants forfeited	(2,177)	71.37

Outstanding restricted stock grants as of December 31, 2012	319,988	$74.22

Grants issued	26,000	80.27
Grants vested	(3,849)	(82.32)
Grants forfeited	—	—

Total outstanding restricted stock grants as of June 30, 2013	342,139	$74.59

The total outstanding restricted stock grants shown above are included in issued and outstanding shares. Total deferred compensation related to unvested restricted stock grants was $14,461,741 as of June 30, 2013. Expense recognition of deferred compensation over the remaining vesting periods is as follows:

Six Months Remaining In
2013	2014	2015	2016	2017	2018	Total
$2,460,209	$4,762,207	$3,861,066	$2,026,538	$1,193,860	$157,861	$14,461,741

Note 5 Compensation Plans (Continued)

401(k) Plan

The Company sponsors a 401(k) plan under which all employees participate. Employees may contribute a portion of their compensation, subject to certain limits based on federal tax laws. The Company makes matching contributions of Common Shares of the Company with a value equal to 200 percent of the first six percent of an employee’s compensation contributed to the plan. Employees become fully vested in the matching contributions after six plan years of employment. The following table summarizes the Company’s expenses attributable to the plan during the three and six months ended June 30, 2013 and 2012:

	June 30, 2013	June 30, 2012
Three Months Ended	$284,569	$264,802
Six Months Ended	564,782	517,721

Deferred Compensation Plans

On April 24, 2013, the Board of Directors approved the Diamond Hill Fixed Term Deferred Compensation Plan and the Diamond Hill Variable Term Deferred Compensation Plan (collectively the “Plans”). Under the Plans, participants may elect to voluntarily defer certain incentive compensation which the Company then contributes into the Plans. Each participant is responsible for designating investment options for assets they contribute and the distribution paid to each participant reflects any gains or losses on the assets realized while in the Plans. Assets held in the Plans will be included in the Company’s investment portfolio and the associated obligation to participants is included in deferred compensation liability. Assets held in the Plans will consist of the Diamond Hill Funds and be recorded at fair value. The first contributions under the Plans are expected to be made in the first quarter of 2014.

Note 6 Operating Leases

The Company leases approximately 25,500 square feet of office space at two locations. The following table summarizes the total lease and operating expenses for the three and six months ended June 30, 2013 and 2012:

	2013	2012
Three Months Ended	$164,351	$167,872
Six Months Ended	340,239	338,251

The approximate future minimum lease payments under the operating leases are as follows:

Six Months Remaining In
2013	2014	2015	2016	Thereafter
$228,000	$454,000	$401,000	$234,000	$—

In addition to the above rent, the Company will also be responsible for normal operating expenses of the properties. Such operating expenses were approximately $9.69 per square foot in 2012, on a combined basis, and are expected to be approximately $9.80 per square foot in 2013.

Note 7 Income Taxes

The provision for income taxes for the three and six months ended June 30, 2013 and 2012 consists of federal, state and city income taxes. The effective tax rates for the three months ended June 30, 2013 and 2012 were 40.2% and 37.9%, respectively. The effective tax rates for the six months ended June 30, 2013 and 2012 were 38.5% and 37.3%, respectively. During 2012, the Company determined it was entitled to a tax deduction related to dividends paid on unvested restricted stock. The resulting tax benefit of $1.9 million was recorded as a reduction of income taxes payable and an increase in shareholders’ equity.

The net temporary differences incurred to date will reverse in future periods as the Company generates taxable earnings. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets recorded. The Company records a valuation when it is more likely than not that some portion of all of the deferred tax assets will not be realized. As of June 30, 2013 and December 31, 2012, no valuation allowance was deemed necessary.

FASB ASC 740, Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company did not record an accrual for tax related uncertainties or unrecognized tax positions as of June 30, 2013 and December 31, 2012. The Company does not expect a change to the reserve for uncertain tax positions within the next twelve months that would have a material impact on the consolidated financial statements. During the quarter ended June 30, 2013, the Company recorded through the tax provision net interest expense of $294 thousand as a result of an IRS examination.

The Company files income tax returns in the federal and all applicable state and local jurisdictions. The Company is subject to federal, state and local examinations by tax authorities for tax years ended December 31, 2009 through 2012.

Note 8 Earnings Per Share

The following table sets forth the computation for EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$4,711,545	$3,328,097	$10,042,277	$7,939,450
Weighted average number of outstanding shares	3,248,197	3,101,170	3,222,977	3,066,002
Earnings per share	$1.45	$1.07	$3.12	$2.59

For the periods presented, the Company has unvested stock-based payment awards that contain nonforfeitable rights to dividends and are included in the computation of basic EPS above as participating shares. For the periods presented, the Company does not have dilutive securities outstanding.

Note 9 Regulatory Requirements

BHIL, a wholly owned subsidiary of the Company and principal underwriter for mutual funds, is subject to the U.S. Securities and Exchange Commission (“SEC”) uniform net capital rule, which requires the maintenance of minimum net capital. BHIL’s net capital exceeded its minimum net capital requirement at June 30, 2013 and December 31, 2012. The net capital balances, minimum net capital requirements, and ratios of aggregate indebtedness to net capital for BHIL are summarized below as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Net Capital	$397,875	$354,029
Minimum Net Capital Requirement	56,082	46,597
Ratio of Aggregate Indebtedness to Net Capital	2.11 to 1	1.97 to 1

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

Forward-looking Statements

Throughout this Quarterly report on Form 10-Q, the Company may make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to such matters as anticipated operating results, prospects for achieving the critical threshold of AUM, technological developments, economic trends (including interest rates and market volatility), expected transactions and acquisitions and similar matters. The words “believe,” “expect,” “anticipate,” “estimate,” “should,” “hope,” “seek,” “plan,” “intend” and similar expressions identify forward-looking statements that speak only as of the date thereof. While the Company believes that the assumptions underlying its forward-looking statements are reasonable, investors are cautioned that any of the assumptions could prove to be inaccurate and accordingly, the actual results and experiences of the Company could differ materially from the anticipated results or other expectations expressed by the Company in its forward-looking statements. Factors that could cause such actual results or experiences to differ from results discussed in the forward-looking statements include, but are not limited to: the adverse effect from a decline in the securities markets; a decline in the performance of the Company’s products; changes in interest rates; changes in national and local economic and political conditions, including the effects of implementation of the American Taxpayer Relief Act of 2012 and the Jumpstart Our Business Startups Act of 2012 and the continuing economic uncertainty in various parts of the world; changes in government policy and regulation, including monetary policy; changes in the Company’s ability to attract or retain key employees; unforeseen costs and other effects related to legal proceedings or investigations of governmental and self-regulatory organizations; and other risks identified from time-to-time in the Company’s other public documents on file with the U. S. Securities and Exchange Commission (“SEC”), including those in Item 1A on Form 10-K. When we use the terms the “Company,” “management,” “we,” “us,” and “our,” we mean Diamond Hill Investment Group, Inc. and its subsidiaries.

General

The Company, an Ohio corporation organized in 1990, derives its consolidated revenue and net income from investment advisory and fund administration services provided by its subsidiaries DHCM, BHFS, and BHIL. BHFS and BHIL collectively operate as Beacon Hill. DHCM is a registered investment adviser under the Investment Advisers Act of 1940. DHCM sponsors, distributes, and provides investment advisory and related services to various U.S. and foreign clients through the Funds, institutional accounts, and Partnerships. Beacon Hill provides fund administration and statutory underwriting services to various clients, including the Funds.

The Company’s primary objective is to fulfill its fiduciary duty to clients. Its secondary objective is to grow the intrinsic value of the Company in order to achieve an adequate long-term return for shareholders.

In this section, the Company discusses and analyzes the consolidated results of operations for the three and six month periods ended June 30, 2013 and 2012 and other factors that may affect future financial performance. The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Revenues are highly dependent on both the value and composition of AUM. The following is a summary of the Company’s AUM by product, investment objective, and a roll-forward of the change in AUM for the three and six months ended June 30, 2013 and 2012:

	Assets Under Management by Product
	As of June 30,
(in millions)	2013	2012	% Change
Proprietary funds	$6,446	$4,761	35%
Sub-advised funds	322	940	-66%
Institutional accounts	3,659	3,463	6%

Total AUM	$10,427	$9,164	14%

	Assets Under Management
	by Investment Objective
	As of June 30,
(in millions)	2013	2012	% Change
Small Cap	$1,113	$953	17%
Small-Mid Cap	507	297	71%
Large Cap	5,374	5,267	2%
Select (All Cap)	278	273	2%
Long-Short	2,955	2,174	36%
Strategic Income	200	200	0%

Total AUM	$10,427	$9,164	14%

	Change in Assets Under Management
	For the Three Months Ended June 30,
(in millions)	2013	2012
AUM at beginning of the period	$10,574	$9,360
Net cash inflows (outflows) proprietary funds	218	137
sub-advised funds	(782)	(15)
institutional accounts	(142)	133

	(706)	255
Net market appreciation (depreciation) and income	559	(451)

Decrease during the period	(147)	(196)

AUM at end of the period	$10,427	$9,164

	Change in Assets Under Management
	For the Six Months Ended June 30,
(in millions)	2013	2012
AUM at beginning of the period	$9,429	$8,671
Net cash inflows (outflows) proprietary funds	360	207
sub-advised funds	(819)	(75)
institutional accounts	(175)	20

	(634)	152
Net market appreciation and income	1,632	341

Increase during the period	998	493

AUM at end of the period	$10,427	$9,164

Consolidated Results of Operations

The following is a discussion of the consolidated results of operations of the Company.

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except per share amounts)	2013	2012	% Change	2013	2012	% Change
Net operating income	$7,152	$5,831	23%	$13,779	$11,851	16%
Net operating income after tax (a)	$4,276	$3,619	18%	$8,472	$7,435	14%
Net income	$4,712	$3,328	42%	$10,042	$7,939	26%
Net operating income after tax per share (a)	$1.32	$1.17	13%	$2.63	$2.42	9%
Net income per share	$1.45	$1.07	36%	$3.12	$2.59	20%
Operating profit margin	36%	36%	NM	36%	36%	NM

(a)	Net operating income after tax is a non-GAAP performance measure. See Use of Supplemental Data as Non-GAAP Performance Measure on page 25 of this report.

Three Months Ended June 30, 2013 compared with Three Months Ended June 30, 2012

The Company generated net income of $4.7 million ($1.45 per share) for the three months ended June 30, 2013, compared with net income of $3.3 million ($1.07 per share) for the three months ended June 30, 2012. Operating income increased by $1.3 million period over period primarily due to an increase in AUM, resulting in a $3.7 million increase in revenue. The revenue increase was offset by an increase in operating expenses of $2.4 million, primarily related to an increase in compensation and related expenses. The Company’s corporate investments also contributed to the overall increase in net income. Operating profit margin remained flat at 36% for the second quarter 2013 and 2012. The Company expects that its operating margin will fluctuate from period to period based on various factors including revenues; investment results; employee performance; staffing levels; development of investment strategies, products, or channels; and industry comparisons.

Revenue

	Three Months Ended
	June 30,
(in thousands)	2013	2012	% Change
Investment advisory	$17,090	$14,101	21%
Mutual fund administration, net	2,803	2,060	36%

Total	$19,893	$16,161	23%

As a percent of total second quarter 2013 revenues, investment advisory fees accounted for 86% and mutual fund administration fees made up the remaining 14%. This compared to 87% and 13%, respectively, for second quarter 2012.

Investment Advisory Fees. Investment advisory fees increased by $3.0 million, or 21%, from the quarter ended June 30, 2012 to the quarter ended June 30, 2013. Investment advisory fees are calculated as a percentage of average net AUM at various rates depending on the investment product. The primary contributors to the increase in investment advisory fees were an increase of 16% in average AUM quarter over quarter and an increase of three basis points in the average advisory fee rate from 0.61% for the quarter ended June 30, 2012 to 0.64% for the quarter ended June 30, 2013. The increase in the average advisory fee rate is primarily due to a shift in the composition of AUM where long only strategies, which pay a lower advisory fee, made up 52% of total AUM as of June 30, 2013 compared to 57% of total AUM as of June 30, 2012, while long-short strategies, which have a higher advisory fee, made up 28% of total AUM as of June 30, 2013 compared to 24% of total AUM as of June 30, 2012.

Mutual Fund Administration Fees. Mutual fund administration fees increased $743 thousand, or 36%, from the quarter ended June 30, 2012 to the quarter ended June 30, 2013. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of average mutual fund AUM, and all Beacon Hill fee revenue. The increase in the mutual fund administration fee is due to a 32% increase in average Funds AUM from $4.7 billion for the quarter ended June 30, 2012 to $6.2 billion for the quarter ended June 30, 2013 and an increase of two basis points in the net administration fee rate from 0.14% for the quarter ended June 30, 2012 to 0.16% for the quarter ended June 30, 2013.

Expenses

	Three Months Ended
	June 30,
(in thousands)	2013	2012	% Change
Compensation and related costs	$10,358	$8,379	24%
General and administrative	1,421	1,184	20%
Sales and marketing	385	247	56%
Third party distribution	158	138	14%
Mutual fund administration	420	382	10%

Total	$12,742	$10,330	23%

Compensation and Related Costs. Employee compensation and benefits increased by $2.0 million, or 24%, from the quarter ended June 30, 2012 to the quarter ended June 30, 2013, primarily due to an increase of $1.5 million in incentive compensation and an increase of $452 thousand in salaries and related benefits due to a 9% increase in staffing levels from 67 full-time equivalent employees as of June 30, 2012 to 73 full-time equivalent employees as of June 30, 2013.

General and Administrative. General and administrative expenses increased by $237 thousand, or 20%, from the quarter ended June 30, 2012 to the quarter ended June 30, 2013. This increase is primarily due to additional research expenses to support the Company’s investment team, corporate legal expenses, and expense related to a system implementation.

Sales and Marketing. Sales and marketing expenses increased by $138 thousand, or 56%. This increase was primarily due to an overall increase in travel and other expenses related to business development and retention efforts during second quarter 2013 and one time consulting expenses related to a review of DHCM’s marketing materials.

Third Party Distribution. Third party distribution expense represents payments made to intermediaries related to sales of the Company’s investment products. The expense is directly correlated with investments in the Company’s proprietary funds. The period over period change directly corresponds to the change in investment advisory fees earned by the Company related to those products.

Mutual Fund Administration. Mutual fund administration expenses increased by $38 thousand, or 10%, from the quarter ended June 30, 2012 to the quarter ended June 30, 2013. The majority of mutual fund administration fees are variable based upon the amount of mutual fund AUM or the number of shareholder accounts. The increase is primarily due to an increase in the average Funds AUM of 32% from the quarter ended June 30, 2012 to the quarter ended June 30, 2013 offset by a decrease in shareholder maintenance costs during 2013.

Six Months Ended June 30, 2013 compared with Six Months Ended June 30, 2012

The Company generated net income of $10.0 million ($3.12 per share) for the six months ended June 30, 2013, compared with net income of $7.9 million ($2.59 per share) for the six months ended June 30, 2012. Operating income increased by $1.9 million period over period primarily due to an increase in AUM, resulting in a $5.5 million increase in revenue. The revenue increase was offset by an increase in operating expenses of $3.6 million, primarily related to an increase in compensation and related expenses. The Company’s corporate investments also contributed to the overall increase in net income. Operating profit margin remained flat at 36% period over period. The Company expects that its operating margin will fluctuate from period to period based on various factors including revenues; investment results; employee performance; staffing levels; development of investment strategies, products, or channels; and industry comparisons.

Revenue

	Six Months Ended
	June 30,
(in thousands)	2013	2012	% Change
Investment advisory	$32,944	$28,476	16%
Mutual fund administration, net	5,305	4,299	23%

Total	$38,249	$32,775	17%

As a percent of 2013 year to date revenues, investment advisory fees accounted for 86% and mutual fund administration fees accounted for the remaining 14% compared to the 2012 period where investment advisory fees accounted for 87% and mutual fund administration fees accounted for the remaining 13% of revenues.

Investment Advisory Fees. Investment advisory fees increased by $4.5 million, or 16%, from the six months ended June 30, 2012 to the six months ended June 30, 2013. Investment advisory fees are calculated as a percentage of average net AUM at various rates depending on the investment product. The primary contributor to the increase in investment advisory fees is an increase of 14% in average AUM from the six months ended June 30, 2012 compared to the six months ended June 30, 2013, while the average advisory fee rate remained consistent period over period at 0.63%.

Mutual Fund Administration Fees. Mutual fund administration fees increased $1.0 million, or 23%, from the six months ended June 30, 2012 to the six months ended June 30, 2013. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of average mutual fund AUM, and all Beacon Hill fee revenue. The increase in the mutual fund administration fee is due to a 29% increase in average Funds AUM from $4.5 billion for the six months ended June 30, 2012 to $5.8 billion for the six months ended June 30, 2013 and an increase of one basis point in the net administration fee rate from 0.15% for the six months ended June 30, 2012 to 0.16% for the six months ended June 30, 2013.

Expenses

	Six Months Ended
	June 30,
(in thousands)	2013	2012	% Change
Compensation and related costs	$19,871	$16,866	18%
General and administrative	2,814	2,402	17%
Sales and marketing	652	476	37%
Third party distribution	305	352	-13%
Mutual fund administration	828	828	0%

Total	$24,470	$20,924	17%

Compensation and Related Costs. Employee compensation and benefits increased by $3.0 million, or 18%, from the six months ended June 30, 2012 compared to the six months ended June 30, 2013, primarily due to an increase of $2.0 million in incentive compensation and an increase of $987 thousand in salaries and related benefits due to a 9% increase in staffing levels from 67 full-time equivalent employees as of June 30, 2012 to 73 full-time equivalent employees as of June 30, 2013.

General and Administrative. General and administrative expenses increased by $411 thousand, or 17%, from the six months ended June 30, 2012 compared to the six months ended June 30, 2013. This increase is primarily due to additional research expenses to support the Company’s investment team, corporate legal expenses, and expense related to a system implementation.

Sales and Marketing. Sales and marketing expenses increased by $176 thousand, or 37%, from the six months ended June 30, 2012 compared to the six months ended June 30, 2013. This increase was primarily due to an overall increase in travel and other expenses related to business development and retention efforts during 2013 and one time consulting expenses related to a review of DHCM’s marketing materials.

Third Party Distribution. Third party distribution expense represents payments made to intermediaries related to sales of the Company’s investment products. The expense is directly correlated with investments in the Company’s proprietary funds. The period-over-period change directly corresponds to the change in investment advisory fees earned by the Company related to those products.

Mutual Fund Administration. Mutual fund administration expenses remained flat period over period. The majority of mutual fund administration fees are variable based upon the amount of mutual fund AUM or the number of shareholder accounts. While mutual fund administration expense remained flat period over period, the average Funds AUM increased by 29% from $4.5 billion as of June 30, 2012 to $5.8 billion as of June 30, 2013 offset by a decrease in shareholder maintenance costs during 2013.

Liquidity and Capital Resources

Sources of Liquidity

The Company’s main source of liquidity is cash flow from operating activities which is generated from investment advisory and fund administration fees. The Company’s entire investment portfolio is in readily marketable securities, which provide for cash liquidity, if needed. Investments in mutual funds are valued at their quoted current net asset value. Investments in private investment funds are valued independently based on readily available market quotations. Inflation is expected to have no material impact on the Company’s performance. Cash and cash equivalents, accounts receivables, and investments represent approximately 86% and 84% of total assets as of June 30, 2013 and December 31, 2012 respectively. The Company believes these sources of liquidity as well as continuing cash flows from operating activities will be sufficient to meet current and future operating needs for at least the next 12 months.

Uses of Liquidity

In line with the Company’s primary objective to fulfill its fiduciary duty to clients and secondary objective to achieve an adequate long-term return for shareholders, the Company anticipates the main uses of cash will be operating expenses.

The Board of Directors and management continually review various factors to determine whether the Company has capital in excess of that required for the business and the appropriate use of any excess capital. The factors considered include the Company’s investment opportunities, the Company’s risks, and future dividend and capital gain tax rates. Evaluating management’s stewardship of capital for shareholders is a central part of the Company’s investment discipline that it practices for its clients. The Company holds itself to the same standard when evaluating investments for its clients.

Working Capital

As of June 30, 2013, the Company had working capital of approximately $33.7 million compared to $17.6 million at December 31, 2012. Working capital includes cash, securities owned and current receivables, net of all liabilities. On December 5, 2012, the Company’s Board of Directors declared an $8.00 per share dividend payable on December 21, 2012 to shareholders of record on December 17, 2012. The payment of the special cash dividend reduced the Company’s working capital balance. The Company has no debt, and believes its available working capital is sufficient to cover current expenses. The Company does not expect any material capital expenditures during 2013.

Cash Flow Analysis

Cash Flows from Operating Activities

The Company’s cash flows from operating activities are calculated by adjusting net income to reflect other significant operating sources and uses of cash, certain significant non-cash items such as share-based compensation, and timing differences in the cash settlement of operating assets and liabilities.

For the six month periods ended June 30, 2013 and 2012, net cash provided by operating activities totaled $7.4 million and $6.3 million, respectively. The changes in net cash provided by operating activities generally reflect net income plus the effect of non-cash items and the timing differences in the cash settlement of assets and liabilities.

Cash Flows from Investing Activities

The Company’s cash flows from investing activities consist primarily of capital expenditures and the purchase and redemption of the Company’s investment portfolio.

For the six months ended June 30, 2013, net cash used in investing activities totaled $2.3 million primarily due to purchases into the Company’s corporate investments and purchases of furniture and equipment. For the six months ended June 30, 2012, net cash used in investing activities totaled $6.4 million primarily due to purchases into the Company’s corporate investments.

Cash Flows from Financing Activities

The Company’s cash flows from financing activities consist primarily of the payment of special dividends, the repurchase of Common Shares, and the payment of taxes withheld on employee stock transactions offset by the proceeds from the issuance of Common Shares.

For the six months ended June 30, 2013, net cash used in financing activities totaled $57 thousand related to the payment of taxes withheld on employee stock transactions. For the six months ended June 30, 2012, net cash used in financing activities totaled $335 thousand primarily related to the payment of taxes withheld on employee stock transactions offset by excess income tax benefit from stock-based compensation.

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

The Company defines “net operating income after tax” as the Company’s net operating income less its income tax provision, excluding investment income and the tax impact related to the investment income. The Company believes that “net operating income after tax” provides a good representation of the Company’s operating performance, as it excludes the impact of investment income on financial results. The amount of the investment portfolio and market fluctuations on the investments can change significantly from one period to another, which can distort the underlying earnings potential of a company. We also believe “net operating income after tax” is an important metric in estimating the value of an asset management business. This non-GAAP measure is provided in addition to net income and net operating income and is not a substitute for net income or net operating income and may not be comparable to non-GAAP performance measures of other companies.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2013	2012	2013	2012
Net operating income, GAAP basis	$7,152	$5,831	$13,779	$11,851
Non-GAAP adjustments:
Tax provision excluding impact of investment income	2,876	2,212	5,307	4,416

Net operating income after tax, non-GAAP basis	$4,276	$3,619	$8,472	$7,435
Net operating income after tax per share, non-GAAP basis	$1.32	$1.17	$2.63	$2.42
Weighted average shares outstanding, GAAP basis	3,248	3,101	3,223	3,066

The tax provision excluding impact of investment income is calculated by applying the tax rate from the actual tax provision to net operating income.

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

Management, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting during the six-month period ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company did not purchase any of its Common Shares during the quarter ended June 30, 2013. The following table sets forth information regarding the Company’s repurchase program of its Common Shares during the second quarter of fiscal year 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2013 through April 30, 2013	—	—	—	318,433
May 1, 2013 through May 31, 2013	—	—	—	318,433
June 1, 2013 through June 30, 2013	—	—	—	318,433

(1)	The Company’s current share repurchase program was announced on August 9, 2007. The Board of Directors authorized management to repurchase up to 350,000 shares of the Company’s Common Shares in the open market and in private transactions in accordance with applicable securities laws. The Company’s stock repurchase program is not subject to an expiration date.

ITEM 3:	Defaults Upon Senior Securities

None

ITEM 4:	Mine Safety Disclosures

None.

ITEM 5:	Other Information

None

DIAMOND HILL INVESTMENT GROUP, INC.

ITEM 6:	Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference from Form 8-K Current Report for the event on May 2, 2002 filed with the SEC on May 7, 2002; File No. 000-24498.)

3.2	Code of Regulations of the Company. (Incorporated by reference from Form 8-K Current Report for the event on May 2, 2002 filed with the SEC on May 7, 2002; File No. 000-24498.)

10.1	Diamond Hill Fixed Term Deferred Compensation Plan (Incorporated by reference from the Current Report on Form 8-K for the event on April 24, 2013, filed with the SEC on April 30, 2013, Exhibit 10.1; File No. 000-24498.)

10.2	Diamond Hill Variable Term Deferred Compensation Plan (Incorporated by reference from the Current Report on Form 8-K for the event on April 24, 2013 filed with the SEC on April 30, 2013, Exhibit 10.2; File No. 000-24498.)

10.3	First Amendment to the Diamond Hill Fixed Term Deferred Compensation Plan (Incorporated by reference from the Current Report on Form 8-K for the event on May 21, 2013 filed with the SEC on May 28, 2013, Exhibit 10.1; File No. 000-24498.)

10.4	First Amendment to the Diamond Hill Variable Term Deferred Compensation Plan (Incorporated by reference from the Current Report on Form 8-K for the event on May 21, 2013 filed with the SEC on May 28, 2013, Exhibit 10.2; File No. 000-24498.)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Section 1350 Certifications.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

DIAMOND HILL INVESTMENT GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMOND HILL INVESTMENT GROUP, INC.

Date	Title	Signature

August 2, 2013	President, Chief Executive Officer,	/s/ R. H. Dillon
	and a Director	R. H. Dillon

August 2, 2013	Chief Financial Officer, Treasurer,	/s/ James F. Laird
	Secretary, and a Director	James F. Laird