Form 10-Q
period 2013-09-30
DIAMOND HILL INVESTMENT GROUP INC
filed 2013-11-01
CIK 909108

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes:  ☐    No:  ☒

The number of shares outstanding of the issuer’s common stock, as of October 30, 2013, is 3,264,230 shares.

DIAMOND HILL INVESTMENT GROUP, INC.

PART I:	FINANCIAL INFORMATION

ITEM 1:	Consolidated Financial Statements

Diamond Hill Investment Group, Inc.

Consolidated Balance Sheets

	9/30/2013	12/31/2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$26,396,118	$7,870,908
Investment portfolio	22,083,216	16,503,731
Accounts receivable	11,339,393	10,438,598
Prepaid expenses	1,317,819	953,526
Furniture and equipment, net of depreciation	914,133	745,476
Income tax receivable	874,969	2,271,704
Deferred taxes	3,257,767	2,451,974

Total assets	$66,183,415	$41,235,917

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$3,538,523	$2,797,483
Accrued incentive compensation	15,994,593	15,908,083
Deferred compensation liablity	921,527	794,644

Total liabilities	20,454,643	19,500,210

Commitments and contingencies	—	—
Shareholders’ Equity
Common stock, no par value 7,000,000 shares authorized; 3,263,677 issued and outstanding at September 30, 2013 (inclusive of 332,339 unvested shares); 3,169,987 issued and outstanding at December 31, 2012 (inclusive of 319,988 unvested shares);	72,766,173	65,255,813
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred equity compensation	(13,750,779)	(14,829,470)
Accumulated deficit	(13,286,622)	(28,690,636)

Total shareholders’ equity	45,728,772	21,735,707

Total liabilities and shareholders’ equity	$66,183,415	$41,235,917

Book value per share	$14.01	$6.86

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.

Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUES:
Investment advisory	$17,843,271	$14,619,221	$50,787,585	$43,095,368
Mutual fund administration, net	2,936,644	2,240,386	8,241,600	6,539,314

Total revenue	20,779,915	16,859,607	59,029,185	49,634,682

OPERATING EXPENSES:
Compensation and related costs	10,817,675	8,725,570	30,688,766	25,591,782
General and administrative	1,552,592	1,230,528	4,366,176	3,633,071
Sales and marketing	325,866	275,491	978,059	751,341
Third party distribution	139,795	207,453	445,200	559,159
Mutual fund administration	474,386	390,345	1,302,077	1,218,040

Total operating expenses	13,310,314	10,829,387	37,780,278	31,753,393

NET OPERATING INCOME	7,469,601	6,030,220	21,248,907	17,881,289

Investment income	913,551	620,600	3,466,935	1,423,899

INCOME BEFORE TAXES	8,383,152	6,650,820	24,715,842	19,305,188
Income tax provision	(3,021,416)	(2,484,034)	(9,311,828)	(7,198,952)

NET INCOME	$5,361,736	$4,166,786	$15,404,014	$12,106,236

Earnings per share
Basic	$1.70	$1.32	$4.91	$3.91

Diluted	$1.67	$1.32	$4.84	$3.91

Weighted average shares outstanding
Basic	3,160,039	3,153,585	3,135,466	3,095,409

Diluted	3,211,793	3,153,585	3,180,971	3,095,409

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$15,404,014	$12,106,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation on furniture and equipment	235,216	235,118
Stock-based compensation	4,554,322	4,207,079
Increase in accounts receivable	(900,795)	(466,346)
Change in deferred income taxes	(810,553)	(600,358)
Net investment (gain) loss	(3,579,485)	(1,400,902)
Increase in accrued compensation	4,819,401	1,159,897
Excess income tax benefit from stock-based compensation	(85,646)	(29,029)
Increase (decrease) in accrued liabilities	741,040	(35,385)
Other changes in assets and liabilities	1,118,088	(44,201)

Net cash provided by operating activities	21,495,602	15,132,109

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(403,873)	(189,823)
Cost of investments purchased and other portfolio activity	(2,000,000)	(6,365,000)
Proceeds from sale of investments	—	304,152

Net cash used in investing activities	(2,403,873)	(6,250,671)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of taxes withheld on employee stock transactions	(652,165)	(382,104)
Excess income tax benefit from stock-based compensation	85,646	29,029

Net cash used in financing activities	(566,519)	(353,075)

CASH AND CASH EQUIVALENTS
Net change during the period	18,525,210	8,528,363
At beginning of period	7,870,908	15,242,768

At end of period	$26,396,118	$23,771,131

Supplemental cash flow information:
Interest paid	$—	$—
Income taxes paid	8,640,000	7,741,000
Supplemental disclosure of non-cash transactions:
Common stock issued as incentive compensation	4,606,008	5,540,792

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.

Notes to Consolidated Financial Statements (unaudited)

Note 1 Business and Organization

Diamond Hill Investment Group, Inc. (the “Company”), an Ohio Corporation, derives its consolidated revenues and net income from investment advisory and fund administration services. The Company has three operating subsidiaries.

Diamond Hill Capital Management, Inc. (“DHCM”), an Ohio corporation, is a wholly owned subsidiary of the Company and a registered investment adviser. DHCM is the investment adviser to the Diamond Hill Funds (the “Funds”), a series of open-end mutual funds, private investment funds (“Private Funds”), and other institutional accounts. In addition, DHCM is administrator for the Funds.

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

Note 2 Significant Accounting Policies (Continued)

Accounts Receivable

Accounts receivable are recorded when they are due and are presented on the balance sheet net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of those individuals or entities that owe the receivable. No allowance for doubtful accounts was deemed necessary at either September 30, 2013 or December 31, 2012.

Valuation of Investment Portfolio

Investments held by the Company are valued based upon the definition of Level 1 inputs and Level 2 inputs. Level 1 inputs are defined as fair values which use quoted prices in active markets for identical assets or liabilities. Level 2 inputs are defined as quoted prices in markets that are not considered to be active for identical assets or liabilities, quoted prices in active markets for similar assets or liabilities, and inputs other than quoted prices that are directly observable or that may be corroborated indirectly with observable market data. The following table summarizes the values of the Company’s investments based upon Level 1 and Level 2 inputs as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Level 1 Inputs	$39,848,176	$16,922,720
Level 2 Inputs	4,239,545	3,650,561

Level 1 investments are all registered investment companies (mutual funds) and include $22.0 million and $4.1 million, respectively, of money market mutual funds that the Company classifies as cash equivalents. Level 2 investments are all limited partnerships. There were no transfers in or out of the levels.

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

Certain board members, officers and employees of the Company invest in DHIP and are not subject to a management fee or an incentive fee. These individuals receive no remuneration as a result of their personal investment in the Partnership. The capital of the General Partner is not subject to a management fee or an incentive fee.

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

Revenue Recognition – General

The Company earns substantially all of its revenue from investment advisory and fund administration services. Investment advisory and administration fees, generally calculated as a percentage of assets under management (“AUM”), are recorded as revenue as services are performed. In addition to fixed fees based on a percentage of AUM, certain client accounts also provide periodic variable incentive fees.

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

Note 2 Significant Accounting Policies (Continued)

Revenue Recognition – Incentive Revenue (Continued)

	As Of September 30,
	2013	2012
AUM Contractual Period Ends during:
Quarter Ended June 30, 2017	351,396,699	273,834,389

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2013	2012	2013	2012
Incentive Fees Under Method 1 - Contractual Period Ends during:
Quarter Ended June 30, 2017	—	—	—	—
Incentive Fees Under Method 2 - Contractual Period Ends during:
Quarter Ended June 30, 2017	3,155,630	53,600	3,155,630	53,600

Revenue Recognition – Mutual Fund Administration

DHCM has an administrative and transfer agency services agreement with the Funds, under which DHCM performs certain services for each Fund. These services include mutual fund administration, transfer agency and other related functions. For performing these services, each Fund pays DHCM a fee, which is calculated using an annual rate of 0.25% for Class A, C, and I shares and 0.10% for Class Y shares times the average daily net assets of each respective series and share class.

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

Note 2 Significant Accounting Policies (Continued)

Revenue Recognition – Mutual Fund Administration (Continued)

Mutual fund administration gross and net revenue are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Mutual fund administration:
Administration revenue, gross	$4,320,959	$3,349,027	$11,951,844	$9,675,532
12b-1/service fees and commission revenue received from fund clients	2,277,421	1,734,552	6,074,489	5,168,905
12b-1/service fees and commission expense payments to third parties	(1,992,664)	(1,393,257)	(5,319,674)	(4,187,324)
Fund related expense	(1,672,077)	(1,443,635)	(4,472,506)	(4,117,290)

Revenue, net of fund related expenses	2,933,639	2,246,687	8,234,153	6,539,823
DHCM C-Share financing:
Broker commission advance repayments	100,003	46,077	221,335	166,746
Broker commission amortization	(96,998)	(52,378)	(213,888)	(167,255)

Financing activity, net	3,005	(6,301)	7,447	(509)

Mutual fund administration revenue, net	$2,936,644	$2,240,386	$8,241,600	$6,539,314

Third Party Distribution Expense

Third party distribution expenses are earned by various third party financial services firms based on sales and/or assets of the Company’s investment products generated by the respective firms. Expenses recognized represent actual payments made to the third party firms and are recorded in the period earned based on the terms of the various contracts.

Income Taxes

The Company accounts for current and deferred income taxes through an asset and liability approach. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company is subject to examination by various federal, state and local jurisdictions for various tax periods. The Company’s income tax positions are based on research and interpretations of the income tax laws and rulings in each of the jurisdictions in which the Company does business. Due to the subjectivity of interpretations of laws and rulings in each jurisdiction, the differences and interplay in tax laws between those jurisdictions, as well as the inherent uncertainty in estimating the final resolution of complex tax audit matters, the Company’s estimates of income tax liabilities may differ from actual payments or assessments. The Company regularly assesses its position with regard to tax exposures and records liabilities for these uncertain tax positions and related interest and penalties, if any, according to the principles of FASB ASC 740, Income Taxes. As of September 30, 2013, the Company has not recorded any liability for uncertain tax positions.

Note 2 Significant Accounting Policies (Continued)

Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of Common Shares outstanding for the period, which includes participating securities. Diluted EPS reflects the potential dilution of EPS due to unvested restricted stock grants with forfeitable rights to dividends. For the periods presented, the Company has unvested stock-based payment awards that contain both forfeitable and nonforfeitable rights to dividends.

Note 3 Investment Portfolio

As of September 30, 2013, the Company held investments (excluding money market funds, which are included in cash and cash equivalents) worth $22.1 million with an estimated cost basis of $14.4 million. The following table summarizes the market value of these investments as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Diamond Hill Small Cap Fund	$279,788	$215,550
Diamond Hill Small-Mid Cap Fund	310,929	239,316
Diamond Hill Large Cap Fund	308,579	246,744
Diamond Hill Select Fund	317,971	242,252
Diamond Hill Long-Short Fund	1,201,473	1,036,045
Diamond Hill Financial Long-Short Fund	2,045,949	—
Diamond Hill Research Opportunities Fund	13,166,502	10,658,665
Diamond Hill Strategic Income Fund	212,480	214,598
Diamond Hill Investment Partners, L.P.	9,075	7,336
Diamond Hill Research Partners—International, L.P.	1,530,093	1,384,976
Diamond Hill Valuation-Weighted 500, L.P.	2,700,377	2,258,249

Total Investment Portfolio	$22,083,216	$16,503,731

DHCM is the managing member of the General Partner, which is the general partner of the Partnerships. The underlying assets of the Partnerships are cash and marketable equity securities. Summary financial information, including the Company’s carrying value and income from the Partnerships, is as follows:

	As of
	September 30, 2013	December 31, 2012
Total partnership assets	$117,713,981	$105,472,952
Total partnership liabilities	22,226,971	17,786,579

Net partnership assets	$95,487,010	$87,686,373
DHCM’s portion of net assets	$4,239,545	$3,650,561

	For the Nine Months Ended September 30, 2013	For the Year Ended December 31, 2012
Net partnership income	$19,286,862	$15,054,951
DHCM’s portion of net income	$588,984	$472,659

Note 4 Capital Stock

Common Shares

The Company has only one class of securities outstanding, Common Shares, no par value per share.

Authorization of Preferred Shares

The Company’s Amended and Restated Articles of Incorporation authorize the issuance of 1,000,000 shares of “blank check” preferred shares with such designations, rights and preferences, as may be determined from time to time by the Company’s Board of Directors. The Board of Directors is authorized, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting or other rights of the holders of the Common Shares. There were no preferred shares issued or outstanding at either September 30, 2013 or December 31, 2012.

Note 5 Compensation Plans

Equity Incentive Plans

2011 Equity and Cash Incentive Plan

At the Company’s annual shareholder meeting on April 26, 2011, the shareholders approved the 2011 Equity and Cash Incentive Plan (“2011 Plan”). The 2011 Plan is intended to facilitate the Company’s ability to attract and retain staff, provide additional incentive to employees, directors and consultants, and promote the success of the Company’s business. The 2011 Plan authorizes the issuance of 600,000 Common Shares of the Company in various forms of equity awards. As of September 30, 2013, there were 223,570 Common Shares available for issuance under the 2011 Plan. The 2011 Plan provides that the Board of Directors, or a committee appointed by the Board, may grant awards and otherwise administer the 2011 Plan. Restricted stock grants issued under the 2011 Plan, which vest over time, are recorded as deferred compensation in the equity section of the balance sheet on the grant date and then recognized as compensation expense based on the grant date price over the vesting period of the respective grant.

2005 Employee and Director Equity Incentive Plan

At the Company’s annual shareholder meeting on May 12, 2005, the shareholders approved the 2005 Employee and Director Equity Incentive Plan (“2005 Plan”). There are no longer any Common Shares available for future issuance under the 2005 Plan, although grants under the 2005 Plan remain issued and outstanding. Restricted stock grants issued under the 2005 Plan, which vest over time, were recorded as deferred compensation in the equity section of the balance sheet on the grant date and then recognized as compensation expense based on the grant date price over the vesting period of the respective grant.

Note 5 Compensation Plans (Continued)

Equity Incentive Plans (Continued)

Restricted Stock Grant Transactions

The following table represents a roll-forward of outstanding restricted stock grants issued pursuant to the 2011 and 2005 Plans and related activity during the year ended December 31, 2012 and the nine months ended September 30, 2013:

	Shares	Weighted-Average Grant Date Price per Share
Outstanding restricted stock grants as of December 31, 2011	260,621	$73.78
Grants issued	107,600	75.64
Grants vested	(46,056)	75.22
Grants forfeited	(2,177)	71.37

Outstanding restricted stock grants as of December 31, 2012	319,988	$74.22

Grants issued	31,000	84.57
Grants vested	(18,649)	84.36
Grants forfeited	—	—

Total outstanding restricted stock grants as of September 30, 2013	332,339	$74.61

The total outstanding restricted stock grants shown above are included in issued and outstanding shares. Total deferred compensation related to unvested restricted stock grants was $13,750,779 as of September 30, 2013. Expense recognition of deferred compensation over the remaining vesting periods is as follows:

Three Months Remaining In
2013	2014	2015	2016	2017	2018	Total
$1,241,235	$4,869,157	$3,968,016	$2,133,488	$1,300,810	$238,073	$13,750,779

401(k) Plan

The Company sponsors a 401(k) plan under which all employees are eligible to participate. Employees may contribute a portion of their compensation, subject to certain limits based on federal tax laws. The Company makes matching contributions of Common Shares of the Company with a value equal to 200 percent of the first six percent of an employee’s compensation contributed to the plan. Employees become fully vested in the matching contributions after six plan years of employment. The following table summarizes the Company’s expenses attributable to the plan during the three and nine months ended September 30, 2013 and 2012:

	September 30,	September 30,
	2013	2012
Three Months Ended	$301,958	$272,438
Nine Months Ended	866,740	790,159

Note 5 Compensation Plans (Continued)

Deferred Compensation Plans

On April 24, 2013, the Board of Directors approved the Diamond Hill Fixed Term Deferred Compensation Plan and the Diamond Hill Variable Term Deferred Compensation Plan (collectively the “Plans”). Under the Plans, participants may elect to voluntarily defer certain incentive compensation which the Company then contributes into the Plans. Each participant is responsible for designating investment options for assets they contribute and the distribution paid to each participant reflects any gains or losses on the assets realized while in the Plans. Assets held in the Plans will be included in the Company’s investment portfolio and the associated obligation to participants is included in deferred compensation liability. Assets held in the Plans will consist of the Diamond Hill Funds and be recorded at fair value. The first deferrals into the Plans are expected to be made in the first quarter of 2014.

Note 6 Operating Leases

The Company leases approximately 25,500 square feet of office space at two locations. The following table summarizes the total lease and operating expenses for the three and nine months ended September 30, 2013 and 2012:

	2013	2012
Three Months Ended	$177,310	$174,278
Nine Months Ended	517,549	512,529

The approximate future minimum lease payments under the operating leases are as follows:

Three Months Remaining In
2013	2014	2015	2016	Thereafter
$114,000	$346,000	$141,000	$82,000	$—

In addition to the above rent, the Company is also responsible for normal operating expenses of the properties. Such operating expenses were approximately $9.69 per square foot in 2012, on a combined basis, and are expected to be approximately $9.80 per square foot in 2013.

Note 7 Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2013 and 2012 consists of federal, state and city income taxes. The effective tax rates for the three months ended September 30, 2013 and 2012 were 36.0% and 37.3%, respectively. The effective tax rates for the nine months ended September 30, 2013 and 2012 were 37.7% and 37.3%, respectively. During 2012, the Company determined it was entitled to a tax deduction related to dividends paid on unvested restricted stock. The resulting tax benefit of $1.9 million was recorded as a reduction of income taxes payable and an increase in shareholders’ equity.

The net temporary differences incurred to date will reverse in future periods as the Company generates taxable earnings. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets recorded. The Company records a valuation when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2013 and December 31, 2012, no valuation allowance was deemed necessary.

Note 7 Income Taxes (Continued)

FASB ASC 740, Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company did not record an accrual for tax related uncertainties or unrecognized tax positions as of September 30, 2013 and December 31, 2012. The Company does not expect a change to the reserve for uncertain tax positions within the next twelve months that would have a material impact on the consolidated financial statements. As of September 30, 2013, the Company recorded through the tax provision net interest expense of $294 thousand as a result of an IRS examination.

The Company files income tax returns in the federal and all applicable state and local jurisdictions. The Company is subject to federal, state and local examinations by tax authorities for tax years ended December 31, 2009 through 2013.

Note 8 Earnings Per Share

The Company’s common shares outstanding consist of all shares issued and outstanding, including unvested restricted shares. Basic and diluted EPS are calculated under the two-class method. Pursuant to the two-class method, the Company’s unvested restricted stock grants with nonforfeitable rights to dividends are considered participating securities. Dividends are paid on all common shares outstanding at the same rate. Accordingly, the Company has evaluated the impact of earnings per share of all participating securities under the two-class method, noting no impact on earnings per share. Restricted stock grants with forfeitable rights to dividends are considered dilutive. The following table sets forth the computation for basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$5,361,736	$4,166,786	$15,404,014	$12,106,236
Weighted average number of outstanding shares - Basic	3,160,039	3,153,585	3,135,466	3,095,409
Weighted average number of outstanding shares - Diluted	3,211,793	3,153,585	3,180,971	3,095,409
Earnings per share
Basic	$1.70	$1.32	$4.91	$3.91

Diluted	$1.67	$1.32	$4.84	$3.91

Note 9 Regulatory Requirements

BHIL, a wholly owned subsidiary of the Company and principal underwriter for mutual funds, is subject to the U.S. Securities and Exchange Commission (“SEC”) uniform net capital rule, which requires the maintenance of minimum net capital. BHIL’s net capital exceeded its minimum net capital requirement at September 30, 2013 and December 31, 2012. The net capital balances, minimum net capital requirements, and ratios of aggregate indebtedness to net capital for BHIL are summarized below as of September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
Net Capital	$355,866	$354,029
Minimum Net Capital Requirement	56,261	46,597
Ratio of Aggregate Indebtedness to Net Capital	2.37 to 1	1.97 to 1

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

Forward-looking Statements

Throughout this Quarterly report on Form 10-Q, the Company may make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to such matters as anticipated operating results, prospects for achieving the critical threshold of AUM, technological developments, economic trends (including interest rates and market volatility), expected transactions and acquisitions and similar matters. The words “believe,” “expect,” “anticipate,” “estimate,” “should,” “hope,” “seek,” “plan,” “intend” and similar expressions identify forward-looking statements that speak only as of the date thereof. While the Company believes that the assumptions underlying its forward-looking statements are reasonable, investors are cautioned that any of the assumptions could prove to be inaccurate and accordingly, the actual results and experiences of the Company could differ materially from the anticipated results or other expectations expressed by the Company in its forward-looking statements. Factors that could cause such actual results or experiences to differ from results discussed in the forward-looking statements include, but are not limited to: the adverse effect from a decline in the securities markets; a decline in the performance of the Company’s products; changes in interest rates; changes in national and local economic and political conditions, including the effects of implementation of the American Taxpayer Relief Act of 2012 and the Jumpstart Our Business Startups Act of 2012 and the continuing economic uncertainty in various parts of the world; changes in government policy and regulation, including monetary policy; changes in the Company’s ability to attract or retain key employees; unforeseen costs and other effects related to legal proceedings or investigations of governmental and self-regulatory organizations; and other risks identified from time-to-time in the Company’s other public documents on file with the U. S. Securities and Exchange Commission (“SEC”), including those in Item 1A on Form 10-K. The terms the “Company,” “management,” “we,” “us,” and “our,” mean Diamond Hill Investment Group, Inc. and its subsidiaries.

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

In this section, the Company discusses and analyzes the consolidated results of operations for the three and nine month periods ended September 30, 2013 and 2012 and other factors that may affect future financial performance. The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Revenues are highly dependent on both the value and composition of AUM. The following is a summary of the Company’s AUM by product, investment objective, and a roll-forward of the change in AUM for the three and nine months ended September 30, 2013 and 2012:

	Assets Under Management by Product
	As of September 30,
(in millions)	2013	2012	% Change
Proprietary funds	$6,819	$5,203	31%
Sub-advised funds	400	964	-59%
Institutional accounts	3,821	3,514	9%

Total AUM	$11,040	$9,681	14%

	Assets Under Management
	by Investment Objective
	As of September 30,
(in millions)	2013	2012	% Change
Small Cap	$1,270	$966	31%
Small-Mid Cap	665	319	108%
Large Cap	5,678	5,536	3%
Select (All Cap)	291	260	12%
Long-Short	2,934	2,396	22%
Strategic Income	202	204	-1%

Total AUM	$11,040	$9,681	14%

	Change in Assets Under Management
	For the Three Months Ended September 30,
(in millions)	2013	2012
AUM at beginning of the period	$10,427	$9,164
Net cash inflows (outflows)
proprietary funds	78	161
sub-advised funds	57	(42)
institutional accounts	(50)	(191)

	85	(72)
Net market appreciation and income	528	589

Increase during the period	613	517

AUM at end of the period	$11,040	$9,681

	Change in Assets Under Management
	For the Nine Months Ended September 30,
(in millions)	2013	2012
AUM at beginning of the period	$9,429	$8,671
Net cash inflows (outflows)
proprietary funds	437	368
sub-advised funds	(762)	(117)
institutional accounts	(225)	(171)

	(550)	80
Net market appreciation and income	2,161	930

Increase during the period	1,611	1,010

AUM at end of the period	$11,040	$9,681

Consolidated Results of Operations

The following is a discussion of the consolidated results of operations of the Company.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except per share amounts and percentages)	2013	2012	% Change	2013	2012	% Change
Net operating income	$7,470	$6,030	24%	$21,249	$17,881	19%
Net operating income after tax (a)	$4,778	$3,778	26%	$13,243	$11,213	18%
Net income	$5,362	$4,167	29%	$15,404	$12,106	27%
Net operating income after tax per diluted share (a)	$1.49	$1.20	24%	$4.16	$3.62	15%
Net income per diluted share	$1.67	$1.32	29%	$4.84	$3.91	26%
Operating profit margin	36%	36%	NM	36%	36%	NM

(a)	Net operating income after tax is a non-GAAP performance measure. See Use of Supplemental Data as Non-GAAP Performance Measure on page 25 of this report.

Three Months Ended September 30, 2013 compared with Three Months Ended September 30, 2012

The Company generated net income of $5.4 million ($1.67 per diluted share) for the three months ended September 30, 2013, compared with net income of $4.2 million ($1.32 per diluted share) for the three months ended September 30, 2012. Operating income increased by $1.4 million period over period due to an increase in AUM, resulting in a $3.9 million increase in revenue. The revenue increase was offset by an increase in operating expenses of $2.5 million, related to higher compensation due to staffing increases and an increase in incentive compensation. A positive return on the Company’s corporate investments further contributed to the overall increase in net income. Operating profit margin was 36% for third quarter 2013 and 2012. The Company expects that its operating margin will fluctuate from period to period based on various factors including revenues; investment results; employee performance; staffing levels; development of investment strategies, products, or channels; and industry comparisons.

Revenue

	Three Months Ended
	September 30,
(in thousands)	2013	2012	% Change
Investment advisory	$17,843	$14,619	22%
Mutual fund administration, net	2,937	2,240	31%

Total	$20,780	$16,859	23%

As a percent of total third quarter 2013 revenues, investment advisory fees accounted for 86% and mutual fund administration fees made up the remaining 14%. This compared to 87% and 13%, respectively, for third quarter 2012.

Investment Advisory Fees. Investment advisory fees increased by $3.2 million, or 22%, from the quarter ended September 30, 2012 to the quarter ended September 30, 2013. Investment advisory fees are calculated as a percentage of average net AUM at various rates depending on the investment product. The contributors to the increase in investment advisory fees was an increase of 14% in average AUM quarter over quarter and an increase of five basis points in the average advisory fee rate from 0.62% for the quarter ended September 30, 2012 to 0.67% for the quarter ended September 30, 2013. The increase in the average advisory fee rate is primarily due to a shift in the overall composition of AUM to higher fee rate strategies.

Mutual Fund Administration Fees. Mutual fund administration fees increased $696 thousand, or 31%, from the quarter ended September 30, 2012 to the quarter ended September 30, 2013. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of average mutual fund AUM, and all Beacon Hill fee revenue. The increase in mutual fund administration fees is due to a 33% increase in average Funds AUM from $4.9 billion for the quarter ended September 30, 2012 to $6.5 billion for the quarter ended September 30, 2013 and an increase of one basis point in the net administration fee rate from 0.15% for the quarter ended September 30, 2012 to 0.16% for the quarter ended September 30, 2013.

Expenses

	Three Months Ended
	September 30,
(in thousands)	2013	2012	% Change
Compensation and related costs	$10,818	$8,726	24%
General and administrative	1,552	1,231	26%
Sales and marketing	326	275	19%
Third party distribution	140	207	-32%
Mutual fund administration	474	390	22%

Total	$13,310	$10,829	23%

Compensation and Related Costs. Employee compensation and benefits increased by $2.1 million, or 24%, during the quarter ended September 30, 2013 compared to the quarter ended September 30, 2012, due to an increase of $1.6 million in incentive compensation and an increase of $490 thousand in salaries and related benefits due to an increase in staffing levels.

General and Administrative. General and administrative expenses increased by $321 thousand, or 26%, from the quarter ended September 30, 2012 to the quarter ended September 30, 2013. This increase is primarily due to additional research expenses to support the Company’s investment team, corporate audit and tax expenses, and expenses related to a system infrastructure improvements.

Sales and Marketing. Sales and marketing expenses increased by $51 thousand, or 19%, from the quarter ended September 30, 2012 to the quarter ended September 30, 2013. The increase was due to an increase in travel and other expenses related to business development and retention, and a review and update of marketing materials.

Third Party Distribution. Third party distribution expense represents payments made to intermediaries related to sales of the Company’s investment products. The expense is directly correlated with investments in the Company’s proprietary funds. The period over period change directly corresponds to the change in investment advisory fees earned by the Company related to those products.

Mutual Fund Administration. Mutual fund administration expenses increased by $84 thousand, or 22%, from the quarter ended September 30, 2012 to the quarter ended September 30, 2013. The majority of mutual fund administration fees are variable based upon the amount of Fund AUM or the number of shareholder accounts. The increase is due to an increase in average Funds AUM of 34% from the quarter ended September 30, 2012 to the quarter ended September 30, 2013, offset by a reduction in shareholder maintenance costs for the quarter ended September 30, 2013 as compared to the quarter ended September 30, 2012.

Nine Months Ended September 30, 2013 compared with Nine Months Ended September 30, 2012

The Company generated net income of $15.4 million ($4.84 diluted per share) for the nine months ended September 30, 2013, compared with net income of $12.1 million ($3.91 per diluted share) for the nine months ended September 30, 2012. Operating income increased by $3.4 million period over period due to an increase in AUM, resulting in a $9.4 million increase in revenue. The revenue increase was offset by an increase in operating expenses of $6.0 million, related to higher compensation due to staffing increases and an increase in incentive compensation. A positive return on the Company’s corporate investments further contributed to the overall increase in net income. Operating profit margin was 36% for the nine months ended September 30, 2013 and for the nine months ended September 30, 2012. The Company expects that its operating margin will fluctuate from period to period based on various factors including revenues; investment results; employee performance; staffing levels; development of investment strategies, products, or channels; and industry comparisons.

Revenue

	Nine Months Ended
	September 30,
(in thousands)	2013	2012	% Change
Investment advisory	$50,788	$43,095	18%
Mutual fund administration, net	8,241	6,540	26%

Total	$59,029	$49,635	19%

As a percent of 2013 year to date revenues, investment advisory fees accounted for 86% and mutual fund administration fees accounted for the remaining 14% compared to the 2012 period where investment advisory fees accounted for 87% and mutual fund administration fees accounted for the remaining 13% of revenues.

Investment Advisory Fees. Investment advisory fees increased by $7.7 million, or 18%, from the nine months ended September 30, 2012 to the nine months ended September 30, 2013. Investment advisory fees are calculated as a percent of average net AUM at various rates depending on the investment product. The contributors to the increase in investment advisory fees were an increase of 14% in average AUM from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 and an increase of two basis points in the average advisory fee rate from 0.62% for the nine months ended September 30, 2012 to 0.64% for the nine months ended September 30, 2013. The increase in the average advisory fee rate is primarily due to a shift in the overall composition of AUM to higher fee rate strategies period over period.

Mutual Fund Administration Fees. Mutual fund administration fees increased $1.7 million, or 26%, from the nine months ended September 30, 2012 to the nine months ended September 30, 2013. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of average mutual fund AUM, and all Beacon Hill fee revenue. The increase in the mutual fund administration fee is due to a 30% increase in average Funds AUM from $4.7 billion for the nine months ended September 30, 2012 to $6.1 billion for the nine months ended September 30, 2013 and an increase of one basis point in the average net administration fee rate from 0.15% for the nine months ended September 30, 2012 to 0.16% for the nine months ended September 30, 2013.

Expenses

	Nine Months Ended
	September 30,
(in thousands)	2013	2012	% Change
Compensation and related costs	$30,689	$25,592	20%
General and administrative	4,366	3,633	20%
Sales and marketing	978	751	30%
Third party distribution	445	559	-20%
Mutual fund administration	1,302	1,218	7%

Total	$37,780	$31,753	19%

Compensation and Related Costs. Employee compensation and benefits increased by $5.1 million, or 20%, from the nine months ended September 30, 2012 compared to the nine months ended September 30, 2013, due to an increase of $3.6 million in incentive compensation and an increase of $1.5 million in salaries and related benefits due to an increase in staffing levels.

General and Administrative. General and administrative expenses increased by $733 thousand, or 20%, from the nine months ended September 30, 2012 compared to the nine months ended September 30, 2013. This increase is primarily due to additional research expenses to support the Company’s investment team, corporate legal expenses, corporate audit and tax expenses, expenses related to a system infrastructure improvements, and increases in non-income related taxes.

Sales and Marketing. Sales and marketing expenses increased by $227 thousand, or 30%, from the nine months ended September 30, 2012 compared to the nine months ended September 30, 2013. This increase was due to an overall increase in travel and other expenses related to business development and retention efforts and expenses related to a review and update of marketing materials.

Third Party Distribution. Third party distribution expense represents payments made to intermediaries related to sales of the Company’s investment products. The expense is directly correlated with investments in the Company’s proprietary funds. The period over period change directly corresponds to the change in investment advisory fees earned by the Company related to those products whose assets are subject to distribution fees.

Mutual Fund Administration. Mutual fund administration expenses increased by $84 thousand, or 7%, from the nine months ended September 30, 2012 compared to the nine months ended September 30, 2013. The majority of mutual fund administration fees are variable based upon the amount of mutual fund AUM or the number of shareholder accounts. The increase is due to an increase in average Funds AUM of 30% from the nine months ended September 30, 2012 to the nine months ended September 30, 2013, offset by a reduction in shareholder maintenance costs for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

Liquidity and Capital Resources

Sources of Liquidity

The Company’s main source of liquidity is cash flow from operating activities, which is generated from investment advisory and fund administration fees. The Company’s entire investment portfolio is in readily marketable securities, which provide for cash liquidity, if needed. Investments in mutual funds are valued at their quoted current net asset value. Investments in private investment funds are valued independently based on readily available market quotations. Inflation is expected to have no material impact on the Company’s performance. Cash and cash equivalents, accounts receivables, and investments represent approximately 90% and 84% of total assets as of September 30, 2013 and December 31, 2012, respectively. The Company believes these sources of liquidity as well as continuing cash flows from operating activities will be sufficient to meet current and future operating needs for at least the next 12 months.

Uses of Liquidity

In line with the Company’s primary objective to fulfill its fiduciary duty to clients and secondary objective to achieve an adequate long-term return for shareholders, the Company anticipates the main uses of cash will be operating expenses.

The Board of Directors and management continually review various factors to determine whether the Company has capital in excess of that required for the business and the appropriate use of any excess capital. The factors considered include the Company’s investment opportunities, the Company’s risks, and future dividend and capital gain tax rates. Evaluating management’s stewardship of capital for shareholders is a central part of the Company’s investment discipline when it evaluates investments for its clients. The Company holds itself to the same standard when evaluating the Company’s working capital needs.

Working Capital

As of September 30, 2013, the Company had working capital of approximately $40.2 million compared to $17.6 million at December 31, 2012. Working capital includes cash, securities owned and current receivables, net of all liabilities. On December 5, 2012, the Company’s Board of Directors declared an $8.00 per share dividend payable on December 21, 2012 to shareholders of record on December 17, 2012. The payment of the special cash dividend reduced the Company’s working capital balance. The Company has no debt, and believes its available working capital is sufficient to cover current expenses. The Company expects to have sufficient working capital to cover anticipated capital expenditures that could range from $500 thousand to $1 million over the remainder of 2013 and 2014 related to office expansion to support the growth of the Company.

Cash Flow Analysis

Cash Flows from Operating Activities

The Company’s cash flows from operating activities are calculated by adjusting net income to reflect other significant operating sources and uses of cash, certain significant non-cash items such as share-based compensation, and timing differences in the cash settlement of operating assets and liabilities.

For the nine months ended September 30, 2013 and 2012, net cash provided by operating activities totaled $21.5 million and $15.1 million, respectively. The changes in net cash provided by operating activities generally reflect net income plus the effect of non-cash items and the timing differences in the cash settlement of assets and liabilities.

Cash Flows from Investing Activities

The Company’s cash flows from investing activities consist primarily of capital expenditures and the purchase and redemption of the Company’s investment portfolio.

Cash flows used in investing activities totaled $2.4 million for the nine months ended September 30, 2013 related to purchases into the Company’s corporate investments and purchases of furniture and fixtures. Cash flows used in investing activities totaled $6.3 million for the nine months ended September 30, 2012 primarily due to purchases into the Company’s corporate investments.

Cash Flows from Financing Activities

The Company’s cash flows from financing activities consist primarily of the payment of special dividends, the repurchase of Common Shares, and the payment of taxes withheld on employee stock transactions offset by the proceeds from the issuance of Common Shares.

For the nine months ended September 30, 2013, net cash used by financing activities totaled $567 thousand primarily related to payment of taxes withheld on employee stock transactions. For the nine months ended September 30, 2012, net cash used by financing activities totaled $353 thousand primarily related to the payment of taxes withheld on employee stock transactions.

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

The Company defines “net operating income after tax” as the Company’s net operating income less its income tax provision excluding investment income and the tax impact related to the investment income. The Company believes that “net operating income after tax” provides a good representation of the Company’s operating performance, as it excludes the impact of investment income on financial results. The amount of the investment portfolio and market fluctuations on the investments can change significantly from one period to another, which can distort the underlying earnings potential of a company. We also believe “net operating income after tax” is an important metric in estimating the value of an asset management business. This non-GAAP measure is provided in addition to net income and net operating income and is not a substitute for net income or net operating income and may not be comparable to non-GAAP performance measures of other companies.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2013	2012	2013	2012
Net operating income, GAAP basis	$7,470	$6,030	$21,249	$17,881
Non-GAAP adjustments:
Tax provision excluding impact of investment income	2,692	2,252	8,006	6,668

Net operating income after tax, non-GAAP basis	$4,778	$3,778	$13,243	$11,213
Net operating income after tax per diluted share, non-GAAP basis	$1.49	$1.20	$4.16	$3.62
Diluted weighted average shares outstanding, GAAP basis	3,212	3,154	3,181	3,095

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the quarter ended September 30, 2013, the Company did not purchase any of its Common Shares and did not sell any Common Shares that were not registered under the Securities Act of 1933. The following table sets forth information regarding the Company’s repurchase program of its Common Shares during the third quarter of fiscal year 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2013 through July 31, 2013	—	—	—	318,433
August 1, 2013 through August 31, 2013	—	—	—	318,433
September 1, 2013 through September 30, 2013	—	—	—	318,433

(1)	The Company’s current share repurchase program was announced on August 9, 2007. The Board of Directors authorized management to repurchase up to 350,000 shares of the Company’s Common Shares in the open market and in private transactions in accordance with applicable securities laws. The Company’s stock repurchase program is not subject to an expiration date.

ITEM 3:	Defaults Upon Senior Securities

None

ITEM 4:	Mine Safety Disclosures

None

ITEM 5:	Other Information

None

ITEM 6:	Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference from Form 8-K Current Report for the event on May 2, 2002 filed with the SEC on May 7, 2002; File No. 000-24498.)

3.2	Code of Regulations of the Company. (Incorporated by reference from Form 8-K Current Report for the event on May 2, 2002 filed with the SEC on May 7, 2002; File No. 000-24498.)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Section 1350 Certifications.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

DIAMOND HILL INVESTMENT GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMOND HILL INVESTMENT GROUP, INC.

Date	Title	Signature

November 1, 2013	President, Chief Executive Officer, and a Director	/s/ R. H. Dillon R. H. Dillon

November 1, 2013	Chief Financial Officer, Treasurer, Secretary, and a Director	/s/ James F. Laird James F. Laird