Form 10-K
period 2013-12-31
DIAMOND HILL INVESTMENT GROUP INC
filed 2014-03-07
CIK 909108

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
Commission file number 000-24498

DIAMOND HILL INVESTMENT GROUP, INC.

(Exact name of registrant as specified in its charter)

Ohio	65-0190407
(State of incorporation)	(I.R.S. Employer Identification No.)

325 John H. McConnell Blvd., Suite 200, Columbus, Ohio 43215	43215
(Address of principal executive offices)	(Zip Code)
Registrants's telephone number, including area code: (614) 255-3333
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common shares, no par value	The NASDAQ Stock Market LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Aggregate market value of the registrant’s common shares (the only common equity of the registrant) held by non-affiliates of the registrant, based on the closing price of $85.59 on June 30, 2013 on the NASDAQ Global Select Market was $211,801,356. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that the registrant’s executive officers and directors and persons holding five percent or more of the registrant’s common shares are affiliates.
3,285,998 Common Shares outstanding as of February 28, 2014.
Documents incorporated by Reference
Portions of the registrant’s definitive proxy statement for the 2014 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this report.

Diamond Hill Investment Group, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2013

PART I

Item 1.	Business
Forward-Looking Statements
Throughout this Annual Report on Form 10-K, Diamond Hill Investment Group, Inc. (the "Company," "we," "us") may make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to such matters as anticipated operating results, prospects and levels of assets under management, technological developments, economic trends (including interest rates and market volatility), expected transactions and similar matters. The words “believe,” “expect,” “anticipate,” “estimate,” “should,” “hope,” “seek,” “plan,” “intend” and similar expressions identify forward-looking statements that speak only as of the date thereof. While we believe that the assumptions underlying our forward-looking statements are reasonable, investors are cautioned that any of the assumptions could prove to be inaccurate and, accordingly, our actual results and experiences could differ materially from the anticipated results or other expectations expressed in our forward-looking statements. Factors that could cause such actual results or experiences to differ from results discussed in the forward-looking statements include, but are not limited to: the adverse effect from a decline in the securities markets; a decline in the performance of our products; changes in interest rates; changes in national and local economic and political conditions, including the effects of implementation of the Budget Control Act of 2011, the American Taxpayer Relief Act of 2012, the Jumpstart Our Business Startups Act of 2012 and the continuing economic uncertainty in various parts of the world; changes in government policy and regulation, including monetary policy; changes in our ability to attract or retain key employees; unforeseen costs and other effects related to legal proceedings or investigations of governmental and self-regulatory organizations; and other risks identified from time-to-time in other public documents on file with the U. S. Securities and Exchange Commission (“SEC”), including those discussed below in Item 1A. Throughout this Annual Report on Form 10-K, when we use the terms the “Company,” “management,” “we,” “us,” and “our,” we mean Diamond Hill Investment Group, Inc. and its subsidiaries.
Overview
The Company, an Ohio corporation organized in April 1990, derives its consolidated revenue and net income from investment advisory and fund administration services provided by its subsidiaries Diamond Hill Capital Management, Inc. (“DHCM”), Beacon Hill Fund Services, Inc. (“BHFS”), and BHIL Distributors, Inc. (“BHIL”). BHFS and BHIL collectively operate as "Beacon Hill". DHCM is a registered investment adviser under the Investment Advisers Act of 1940. DHCM sponsors, distributes, and provides investment advisory and related services to U.S. and foreign clients through Diamond Hill Funds (the "Funds"), institutional accounts, and private investment funds (generally known as “hedge funds”). Beacon Hill provides fund administration and statutory underwriting services to U.S. and foreign clients, including the Funds.
The Company’s primary objective is to fulfill our fiduciary duty to clients. Our secondary objective is to grow the intrinsic value of the Company in order to achieve an adequate long-term return for shareholders.
Investment Advisory Activities
Clients
The Company provides investment advisory services to a broad range of clients, including corporations, mutual funds, retirement plans, public pension funds, endowments, foundations, financial institutions and high net worth individuals. We strive to expand our client base by attracting new clients and earning additional business from existing clients.
Investment Philosophy
We believe that a company’s intrinsic value is independent of its stock price. We also believe competitive long-term returns can be achieved by buying (shorting) companies when the current market price is at a discount (premium) to our estimate of intrinsic value, based upon a discounted cash flow methodology.

The following are the guiding principles for our philosophy:

•	Treat every investment as a partial ownership interest in that company.
Investing is most intelligent when it is viewed through the lens of an owner.

•	Always invest with a margin of safety.
Our discipline is to purchase (short) securities at a sufficient discount (premium) to our estimate of intrinsic value.  We estimate the intrinsic value of the business independent of the current stock market price then compare our estimate to the price to determine if an opportunity exists.  When we successfully identify securities trading below (above) our estimate of intrinsic value, it increases the potential reward and serves as the most effective risk control.

•	Possess a long-term investment temperament.
In the short term, emotion as much as economic fundamentals drives market prices.  Over time, the economic performance of the business and the price paid, versus the market, will determine investment return.

•	Recognize that market price and intrinsic value tend to converge over a reasonable period of time.
Investment opportunity lies in the ability to buy (or short), when the current market price does not reflect a company’s intrinsic value, and to sell (or cover) when price and value converge.
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
Only securities selling at a discount (premium) to intrinsic value will be purchased (sold short). A portfolio manager assigns the highest weights to the highest conviction names. A strategy will often not have any exposure to certain industries in which we are unable to find attractive opportunities. A stock will be sold (or covered) if its price reaches DHCM’s estimate of intrinsic value, if fundamentals deteriorate, if a more attractive opportunity is identified, or if the holding reaches the stated limit as a percent of the portfolio.
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
Investment Advisory Fees
The Company’s principal source of revenue is investment advisory fee income earned from managing client accounts under investment advisory and sub-advisory agreements. The fees earned depend on the type of investment strategy, account size and servicing requirements. Revenues depend on the total value and composition of assets under management (“AUM”). Accordingly, net asset flows, market fluctuations in client portfolios, and the composition of AUM impact our revenues and results of operations. We also have certain agreements which allow us to earn variable fees in the event that investment returns exceed targeted amounts during a measurement period.
Investment Strategies
The Company offers several traditional and alternative investment strategies, which are all based on the same intrinsic value philosophy. As of December 31, 2013, we offered the following representative investment strategies to our clients:

1.	Small Cap – Pursues long-term capital appreciation by investment in a portfolio of 50-80 small-capitalization U.S. equity securities.

2.	Small-Mid Cap – Pursues long-term capital appreciation by investing in a portfolio of 50-70 small- and mid-capitalization U.S. equity securities.

3.	Large Cap – Pursues long-term capital appreciation by investing in a portfolio of 40-60 large-capitalization U.S. equity securities.

4.	Select – Pursues long-term capital appreciation by investing in a portfolio of 30-40 U.S. companies across a broad range of market capitalizations.

5.	Long-Short – Pursues long-term capital appreciation by investing both long and selling short U.S. companies across a broad range of market capitalizations.

6.	Strategic Income – Pursues high current income, preservation of capital, and total return by investing in corporate bonds across the credit spectrum.
Investment Results
The Company believes that one of the most important characteristics exhibited by the best investment firms is excellent investment returns for their clients over a long period of time. We are pleased that, during our history as an investment advisory firm, we have delivered what we believe are strong long-term investment returns for our clients. Investment returns have been a key driver in the long-term success we have achieved in growing AUM. U.S. equity markets finished 2013 on a strong note, and our Funds posted strong absolute and relative returns. Security selection and an overweight position in the financial sector were key drivers of outperformance across all equity strategies. After a very powerful two-year rally, we now expect U.S. equity market returns to be below historical averages over the next five years. However, it is our expectation that we can achieve better than market returns through active portfolio management and stock selection, and our return expectations for the financial sector remain a bit higher than our general equity market outlook. We believe that most of the key industries within the sector have addressed areas of weakness and are well positioned for modest growth combined with return of excess capital to shareholders. In the banking industry, strong balance sheet capacity should easily facilitate modest growth as well as increased capital return in the form of dividends and/or share repurchases. Within the insurance industry, many important areas are producing healthy returns on strong capital levels. However, unlike the prior two years, the pricing environment in the property and casualty commercial lines segment now appears to be moderating while, at the same time, valuations are a bit less favorable. More importantly, as of December 31, 2013, the since inception returns for nearly all of the Funds exceeded their respective benchmark returns. The only exception was the Research Opportunities Fund, which has less than a five-year track record - the time period that we use to evaluate our results. The following is a summary of the investment returns for each of our representative strategies as of December 31, 2013, relative to a respective passive benchmark.

		As of December 31, 2013
	Inception	1 Year	3 Year	5 Year	10 Year	Since Inception
Diamond Hill Small Cap Fund	12/29/2000	40.08%	13.85%	18.71%	10.28%	12.45%
Russell 2000		38.82%	15.67%	20.08%	9.07%	8.42%
Diamond Hill Small-Mid Cap Fund	12/30/2005	41.64%	16.38%	22.42%	N/A	9.84%
Russell 2500		36.80%	16.28%	21.77%	N/A	9.00%
Diamond Hill Large Cap Fund	6/29/2001	36.60%	16.43%	17.75%	9.97%	8.34%
Russell 1000		33.11%	16.30%	18.59%	7.78%	5.82%
Diamond Hill Select Fund	12/1/2005	44.35%	16.32%	18.52%	N/A	8.35%
Russell 3000		33.55%	16.24%	18.71%	N/A	7.61%
Diamond Hill Long-Short Fund	6/30/2000	23.19%	11.44%	10.39%	8.09%	7.33%
60% Russell 1000 / 40% BofA ML US 0-3 Month T-Bill		18.93%	9.73%	11.18%	5.56%	3.56%
Diamond Hill Strategic Income Fund	9/30/2002	5.30%	6.87%	13.00%	6.30%	7.78%
BofA ML US Corporate & High Yield		0.34%	6.07%	10.74%	5.99%	6.76%
________________________

-	Fund returns are Class I shares net of fees
-	Index returns do not reflect any fees

Assets Under Management
The following tables show AUM by product and investment objective as well as net client cash flows for the past five years ended December 31, 2013:

	Assets Under Management by Product As of December 31,
(in millions)	2013	2012	2011	2010	2009
Proprietary funds	$7,600	$5,251	$4,405	$4,409	$3,714
Sub-advised funds	444	947	972	930	146
Institutional accounts	4,142	3,231	3,294	3,284	2,423
Total AUM	$12,186	$9,429	$8,671	$8,623	$6,283

	Assets Under Management by Investment Objective As of December 31,
(in millions)	2013	2012	2011	2010	2009
Small Cap	$1,402	$939	$932	$948	$625
Small-Mid Cap	780	364	277	196	146
Large Cap	6,254	5,211	4,885	4,631	2,654
Select (All Cap)	327	258	321	422	400
Long-Short	3,213	2,455	2,082	2,251	2,300
Strategic Income	210	202	174	175	158
Total AUM	$12,186	$9,429	$8,671	$8,623	$6,283

	Change in Assets Under Management For the Year Ended December 31,
(in millions)	2013	2012	2011	2010	2009
AUM at beginning of the year	$9,429	$8,671	$8,623	$6,283	$4,510
Net cash inflows (outflows)
proprietary funds	713	429	56	452	(161)
sub-advised funds	(758)	(149)	21	714	6
institutional accounts	(263)	(499)	(74)	532	734
	(308)	(219)	3	1,698	579
Net market appreciation and income	3,065	977	45	642	1,194
Increase during the year	2,757	758	48	2,340	1,773
AUM at end of the year	$12,186	$9,429	$8,671	$8,623	$6,283
Capacity
The Company’s primary goal is to fulfill our fiduciary duty to clients. We understand that our ability to retain and grow assets as a firm has been, and will be, driven primarily by delivering attractive long-term investment results to our clients. Once we determine that the size of any of our strategies hinders our ability to add value over a passive alternative, we have closed, and will continue to close, those strategies to new clients, which will impact our ability to grow AUM. We have prioritized, and will continue to prioritize, investment results over asset accumulation. Currently, all of our investment strategies are open to new investors. We estimate our AUM capacity to be approximately $20-$30 billion, with AUM of $12.2 billion as of December 31, 2013.
Distribution Channels
The Company’s investment advisory services are distributed through multiple channels. Our institutional sales efforts include building relationships with institutional consultants and also establishing direct relationships with institutional clients. Our sales efforts for the Funds include wholesaling to third-party financial intermediaries, including independent registered investment advisers, brokers, financial planners, and wealth advisers, who utilize the Funds in investment programs they construct for their clients.
AUM by Channel
Below is a summary of our AUM by distribution channel for the past five years ended December 31, 2013:

	Assets by Distribution Channel As of December 31,
(in millions)	2013	2012	2011	2010	2009
Proprietary funds:
Registered investment advisers	$1,678	$1,258	$1,049	$1,080	$1,272
Independent broker/dealers	1,400	917	665	815	757
Wirehouse broker/dealers	1,261	758	674	775	824
Banks	1,668	1,407	927	797	43
Defined contribution	1,226	739	737	493	211
Other	367	172	353	449	607
Total proprietary funds	7,600	5,251	4,405	4,409	3,714
Sub-advised funds	444	947	972	930	146
Institutional accounts:
Institutional consultant	1,965	1,857	1,836	1,602	1,044
Financial intermediary	1,488	1,164	1,237	1,246	908
Direct	689	210	221	436	471
Total institutional accounts	4,142	3,231	3,294	3,284	2,423
Total AUM	$12,186	$9,429	$8,671	$8,623	$6,283

Growth Strategy
The Company’s growth strategy will remain focused on achieving excellent investment results in all our strategies and providing the highest level of client service. We will continue to focus on the development of distribution channels to enable us to offer our various investment strategies to a broad array of clients. We seek to continue to grow AUM through our proprietary funds and institutional accounts. We have a targeted strategic business plan to further penetrate our existing distribution channels. Our business development efforts are focused on expanding the institutional consultant channel and plan sponsor network on the separate account side, as well as our intermediary network on the fund side.
Fund Administration Activities
Fund Administration Services
The Company provides fund administration services to the Diamond Hill Funds and other third party mutual fund companies and investment advisers. Fund administration services are broadly defined as portfolio and regulatory compliance, treasury and financial oversight, statutory underwriting, oversight of back-office service providers such as the custodian, fund accountant, and transfer agent, and general business management of the mutual fund complex. These services are offered on a stand-alone basis, as well as through a series or "umbrella" trust whereby individual investment advisers can establish a mutual fund under a fund complex sponsored by the Company.
Fund Administration Fees
The Company earns revenue from performing various fund administration activities described above under individual client agreements. The fees earned depend on the type of service, fund size, and/or servicing requirements. Certain client agreements have a fixed fee arrangement while others have a fee derived as a percentage of assets under administration.
Competition
Competition in the area of investment management and fund administration is intense, and our competitors include investment management firms, broker-dealers, banks and insurance companies, some of whom offer various investment alternatives. Many competitors are better known than the Company, offer a broader range of investment products and have more offices, employees and business development representatives. We compete primarily on the basis of philosophy, performance and client service.
Regulation
The Company and our business are subject to various federal, state and foreign laws and regulations. As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of participants in those markets, including investment advisory clients and shareholders of investment funds. Under these laws and regulations, agencies that regulate investment advisers have broad administrative powers, including the power to limit, restrict or prohibit an investment adviser from carrying on its business in the event the adviser fails to comply with such laws and regulations. Possible sanctions that may be imposed include civil and criminal liability, the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser, broker/dealer, and other registrations, censures and fines.
DHCM is registered with the SEC under the Investment Advisers Act of 1940 (the “Advisers Act”) and operates in a highly regulated environment. The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, recordkeeping requirements, operational requirements and disclosure obligations. All Diamond Hill Funds are registered with the SEC under the Investment Company Act of 1940 and are required to make notice filings with all states where they are offered for sale. BHIL is registered with the SEC as a broker/dealer and is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). Virtually all aspects of our investment advisory and fund administration business are subject to various federal and state laws and regulations.

To the extent that DHCM is a “fiduciary” under the Employee Retirement Income Security Act of 1974 (“ERISA”) with respect to benefit plan clients, it is subject to ERISA regulations. ERISA and applicable provisions of the Internal Revenue Code impose certain duties on persons who are fiduciaries, prohibit certain transactions involving ERISA plan clients, and provide monetary penalties for violations of these prohibitions. The U.S. Department of Labor, which administers ERISA, has been increasingly active in proposing and adopting regulations affecting the asset management industry. Failure to comply with these requirements could have a material adverse effect on our business.
The Company’s trading activities for client accounts are regulated under the Securities Exchange Act of 1934 (the “Exchange Act”), as well as as various FINRA rules, including laws governing trading on inside information, market manipulation and a broad number of trading requirements (e.g., volume limitations, reporting obligations) and market regulation policies in the United States.
The financial services industry has been the subject of intense regulatory scrutiny in recent years. Our business has been subject to increasing regulation in the United States and other countries, and we expect this trend to continue in the future. In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted in July 2010, significantly altered the financial regulatory regime within which we operate. Some of the aspects of the Dodd-Frank Act have already been implemented. Other aspects will be established over the next several years. The Dodd-Frank Act is expansive in scope and the implications of the Act for our business will depend to a large extent on the rules that remain to be adopted by the SEC and other regulatory agencies implementing the legislation. It is difficult to predict the ultimate effects that the Dodd-Frank Act, or subsequent implementing regulations and decisions, will have upon our business and results of operations. The Dodd-Frank Act and its regulations, other new laws or regulations, changes in rules promulgated by either the SEC or other federal and state regulatory authorities or self-regulatory bodies, or changes in the interpretation or enforcement of existing laws and rules could materially and adversely impact the scope or profitability or our business. We continue to assess our business, risk management, and compliance practices to conform to developments in the regulatory environment.
The preceding descriptions of the regulatory and statutory provisions applicable to us are not complete and are qualified in their entirety by reference to their respective statutory or regulatory provisions.
Contractual Relationships with the Diamond Hill Funds
The Company is very dependent on our contractual relationships with the Funds. In the event our advisory or administration agreements with the Funds are terminated, not renewed, or amended to reduce fees, we would be materially and adversely affected. We generated approximately 71%, 65% and 61% of our 2013, 2012 and 2011 revenues, respectively, from our advisory and administrative contracts with the Funds. We consider our relationship with the Funds and their board of trustees to be good, and have no reason to believe that these advisory or administration contracts will not be renewed in the future; however, there is no assurance that the Funds will choose to continue their relationships with the Company. Please see Item 1A for risk factors regarding this relationship.

Employees
As of December 31, 2013, the Company and its subsidiaries employed 98 full-time equivalent employees. As of December 31, 2012, the comparable number was 79. We believe that our relationship with our employees is good and does not anticipate any material change in the number of employees.

SEC Filings
The Company maintains an Internet website at www.diamond-hill.com. Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, XBRL instance documents, Current Reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are made available free of charge, on or through our website, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The contents of our website are not incorporated into, or otherwise made a part of, this Annual Report on Form 10-K.

ITEM 1A.	Risk Factors
The Company’s future results of operations, financial condition, liquidity, and the market price of our common shares are subject to various risks, including those mentioned below and those that are discussed from time-to-time in our other periodic filings with the SEC. Investors should carefully consider these risks, along with the other information contained in this report, before making an investment decision regarding our common shares. There may be additional risks of which we are currently unaware, or which we currently consider immaterial. The occurrence of any of these risks could have a material adverse effect on our financial condition, results of operations, liquidity, and value of our common shares. Please see “Forward Looking Statements” within Item 1 of Part I of this Form 10-K.
Poor investment results of our products could affect our ability to attract new clients or reduce the amount of assets under management, potentially negatively impacting revenue and net income.
If we fail to deliver acceptable investment results for our clients, both in the short and long term, we will likely experience diminished investor interest and potentially a diminished level of AUM.
The Company’s success depends on our key personnel, and our financial performance could be negatively affected by the loss of their services.
Our success depends on highly skilled personnel, including portfolio managers, research analysts, and management, many of whom have specialized expertise and extensive experience in the investment management industry. Financial services professionals are in high demand, and we face significant competition for qualified employees. With the exception of our President and Chief Executive Officer, key employees do not have employment contracts and generally can terminate their employment at any time. The Company cannot assure that we will be able to retain or replace key personnel. In order to retain or replace our key personnel, we may be required to increase compensation, which would decrease net income. The loss of key personnel could damage our reputation and make it more difficult to retain and attract new employees and clients. A loss of client assets resulting from the departure of key personnel may materially decrease our revenues and net income.
The Company's AUM, which impacts revenue, is subject to significant fluctuations.
A large majority of our revenue is calculated as a percentage of AUM or is related to the general performance of the equity securities market. A decline in securities prices (such as that experienced during the last half of 2008 and first quarter of 2009) or in the sale of investment products, or an increase in fund redemptions, generally would reduce fee income. Financial market declines would generally negatively impact the level of our AUM and consequently our revenue and net income. A recession or other economic or political events, both in the United States as well as globally, could also adversely impact our revenue, if such events led to a decreased demand for products, a higher redemption rate, or a decline in securities prices.
The investment results and/or the growth in our AUM may be constrained if appropriate investment opportunities are not available or if we close certain of our portfolios.
The Company’s ability to deliver strong investment results depends in large part on our ability to identify appropriate investment opportunities in which to invest client assets. If we are unable to identify sufficient investment opportunities for existing and new client assets on a timely basis, our investment results could be adversely affected. The risk that appropriate investment opportunities may be unavailable is influenced by a number of factors, including general market conditions, and is likely to increase if our AUM increases rapidly. In addition, if we determine that sufficient investment opportunities are not available for a portfolio strategy, or we believe that in order to continue to produce attractive returns from a portfolio, we will consider closing the portfolio to new investors. If we misjudge the point at which it would be optimal to close a portfolio, the investment results of the portfolio could be negatively impacted.
The Company is subject to substantial competition in all aspects of our business.
Our investment products compete against a number of investment products and services from:

•	asset management firms;

•	mutual fund companies;

•	commercial banks and thrift institutions;

•	insurance companies;

•	exchange traded funds;

•	hedge funds; and

•	brokerage and investment banking firms.
Many of these financial institutions have substantially greater resources than the Company and may operate in more markets or offer a broader range of products, including passively managed or “index” products. Some of these institutions operate in a different regulatory environment, which may give them certain competitive advantages in the investment products and portfolio structures that they offer. We compete with other providers of investment services primarily based upon our philosophy, performance and client service. Some institutions have a broad array of products and distribution channels that make it more difficult for us to compete with them. If current or potential customers decide to use one of our competitors, we could face a significant decline in market share, AUM, revenues, and net income. If we are required to lower our fees in order to remain competitive, our net income could be significantly reduced because some of our expenses are fixed, especially over shorter periods of time, and other expenses may not decrease in proportion to the decrease in revenues.
The loss of access to or increased fees required by third party distribution sources to market our portfolios and access our client base could adversely affect our results of operations.
The Company’s ability to attract additional assets to manage is dependent on our access to third-party intermediaries. We gain access to mutual fund investors and some retail and institutional clients through third parties, including mutual fund platforms and financial intermediaries. We compensate intermediaries for access to investors and for various services provided. These distribution sources and client bases may not continue to be accessible to us for reasonable terms, or at all. Limiting or the total absence of such access could have an adverse effect on our results of operations. The recent economic downturn and consolidation in the broker-dealer industry may lead to reduced distribution access and increases in fees the Company is required to pay to intermediaries. If such increased fees should be required, refusal to pay them could restrict our access to those client bases while paying them could adversely affect our profitability.
A significant portion of the Company’s revenues are based on contracts with the Funds that are subject to termination without cause and on short notice.
The Company is very dependent on our contractual relationships with the Funds. In the event our advisory or administration agreements with the Funds are terminated, not renewed, or amended to reduce fees, we would be materially and adversely affected. Generally, these agreements are terminable by either party upon 60 days written notice without penalty. The agreements are subject to annual approval by either (i) the board of trustees of the Funds or (ii) a vote of the majority of the outstanding voting securities of each Fund. The agreements automatically terminate in the event of their assignment by either the Company or the Fund. We generated approximately 71%, 65%, and 61% of our 2013, 2012 and 2011 revenues, respectively, from our advisory and administrative contracts with the Funds, including 30%, 14%, and 10% from the advisory contracts with the Diamond Hill Long-Short Fund, Large Cap Fund, and Small Cap Fund, respectively, during 2013. The loss of the Long-Short Fund, Large Cap Fund, or Small Cap Fund contracts would have a material adverse effect on the Company. We consider our relationship with the Funds and their board of trustees to be good, and we have no reason to believe that these advisory or administration contracts will not be renewed in the future; however, there is no assurance that the Funds will choose to continue their relationships with us.

Operational risks may disrupt our business, result in losses or limit our growth.
The Company is dependent on the capacity and reliability of the communications, information and technology systems supporting our operations, whether developed, owned and operated by the Company or by third parties. Operational risks such as trading or operational errors or interruption of our financial, accounting, trading, compliance and other data processing systems, many of which are out of our control, could result in a disruption of our business, liability to clients, regulatory intervention or reputational damage, and thus adversely affect our business.
The Company’s business is subject to substantial governmental regulation.
Our business is subject to a variety of federal securities laws, including the Investment Advisers Act of 1940, the Investment Company Act of 1940, the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002, and the U.S. Patriot Act of 2001. In addition, we are subject to significant regulation and oversight by the SEC and FINRA. Changes in legal, regulatory, accounting, tax and compliance requirements could have a significant effect on our operations and results, including but not limited to increased expenses and reduced investor interest in certain funds and other investment products we offer. We continually monitors legislative, tax, regulatory, accounting, and compliance developments that could impact our business.
We continue to seek to understand, evaluate and, when possible, manage and control these and other business risks.

ITEM 1B.	Unresolved Staff Comments
None.

ITEM 2.	Properties
The Company lease office space at two locations in Columbus, Ohio and one location in Berwyn, Pennsylvania.
The Company does not own any real estate or interests in real estate.

ITEM 3.	Legal Proceedings
From time to time, the Company is party to ordinary routine litigation that is incidental to its business. There are currently no material legal proceedings.

ITEM 4.	Mine Safety Disclosures
Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The following performance graph compares the total shareholder return of an investment in our common shares to that of the Russell Microcap® Index, and to a peer group index of publicly traded asset management firms for the five-year period ending on December 31, 2013. The graph assumes that the value of the investment in our common shares and each index was $100 on December 31, 2008. Total return includes reinvestment of all dividends. The Russell Microcap® Index makes up less than 3% of the U.S. equity market and is a market-value-weighted index of the smallest 1,000 securities in the small-cap Russell 2000® Index plus the next 1,000 smallest securities. Peer Group returns are weighted by the market capitalization of each firm at the beginning of the measurement period. The historical information set forth below is not necessarily indicative of future performance. We do not make or endorse any predictions as to future stock performance.

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	Cumulative 5 Year Total Return
Diamond Hill Investment Group, Inc.	100	114	152	166	185	327	227%
Russell Microcap® Index	100	127	164	149	178	259	159%
Peer Group*	100	150	169	126	120	235	135%

* The Peer Group is based upon all asset managers with market cap of less than $5 billion excluding firms whose primary business is hedge fund or private equity, and firms with multiple lines of business. The following companies are included in the Peer Group: Westwood Holdings Group, Inc.; Epoch Holding Corp. (Total return only reflected through 2012 in the index as acquired in 2013); Eaton Vance Corp.; Waddell & Reed Financial, Inc.; Federated Investors, Inc.; GAMCO Investors, Inc.; Affiliated Managers Group, Inc.; Legg Mason, Inc.; U.S. Global Investors, Inc.; Alliance Bernstein Holding L.P.; Janus Capital Group, Inc.; SEI Investments, Co.; Cohen & Steers, Inc.; Calamos Asset Management, Inc.; and Pzena Investment Management, Inc.

The Company’s common shares trade on the NASDAQ Global Select Market under the symbol DHIL. The following table sets forth the high and low sales prices during each quarter of 2013 and 2012:

	2013			2012
	High Price	Low Price	Dividend Per Share	High Price	Low Price	Dividend Per Share
Quarter ended:
March 31	$79.30	$67.34	$—	$79.37	$72.95	$—
June 30	$85.59	$72.50	$—	$78.29	$64.75	$—
September 30	$113.16	$86.21	$—	$79.30	$70.27	$—
December 31	$124.25	$104.86	$3.00	$80.79	$67.73	$8.00
Due to the relatively low volume of traded shares, bid/ask spreads can be fairly wide at times and therefore, quoted prices may not be indicative of the price a shareholder may receive in an actual transaction. During the years ended December 31, 2013 and 2012, approximately 2,663,334 and 1,677,428, respectively, of our common shares were traded. The dividends indicated above were special dividends. We have not paid regular quarterly dividends in the past, and have no present intention of paying regular dividends in the future. The approximate number of record holders of our common shares at December 31, 2013 was 218, although we believe that the number of beneficial owners of our common shares is substantially greater.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Company did not purchase any of our common shares during the year ended December 31, 2013. The following table sets forth information regarding our repurchase program of our common shares during the fourth quarter of fiscal year 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(a)
October 1, 2013 through October 31, 2013	—	—	—	318,433
November 1, 2013 through November 30, 2013	—	—	—	318,433
December 1, 2013 through December 31, 2013	—	—	—	318,433

(a)
The Company’s current share repurchase program was announced on August 9, 2007. The board of directors authorized management to repurchase up to 350,000 of our common shares in the open market and in private transactions in accordance with applicable securities laws. Our repurchase program is not subject to an expiration date.

ITEM 6.	Selected Financial Data
The following selected financial data should be read in conjunction with our Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report on Form 10-K.

	For the Years Ended December 31,
(in thousands, except per share data)	2013	2012	2011	2010	2009
Income Statement Data:
Total revenues	$81,432	$66,657	$63,895	$56,795	$43,606
Compensation and related costs	40,852	33,868	32,875	30,991	24,114
Other expenses	9,898	8,361	7,959	7,331	7,380
Total expenses	50,750	42,229	40,834	38,322	31,494
Net operating income	30,682	24,428	23,061	18,473	12,112
Operating profit margin	37.7%	36.6%	36.1%	32.5%	27.8%
Net income	22,155	16,931	14,353	12,402	11,374
Per Share Information:
Basic earnings	$7.05	$5.44	$4.86	$4.48	$4.40
Diluted earnings	6.94	5.44	4.86	4.48	4.40
Cash dividend declared	3.00	8.00	5.00	13.00	10.00
Weighted Average Shares Outstanding
Basic	3,142	3,111	2,952	2,767	2,583
Diluted	3,194	3,111	2,952	2,768	2,588
	At December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data (in thousands):
Total assets	$75,353	$41,236	$37,720	$28,566	$40,505
Long-term debt	—	—	—	—	—
Shareholders equity	44,943	21,736	18,050	7,498	22,981
Assets Under Management (in millions)	$12,186	$9,429	$8,671	$8,623	$6,283
Net Client Flows (in millions)	(308)	(219)	3	1,698	579

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this section, we discuss and analyze the consolidated results of operations for the past three fiscal years and other factors that may affect future financial performance. This discussion should be read in conjunction with our Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Selected Financial Data contained in this Form 10-K.
Business Environment
U.S. equity markets finished 2013 on a strong note with the S&P 500 Index posting a 32.4% total return for the full year. Since its low during the financial crisis on March 9, 2009, the S&P 500 Index has increased 173% excluding dividends.
Several variables fueled the gains in 2013. At the beginning of the year, the Federal Reserve’s (the "Fed") efforts to keep interest rates low through its bond purchase program (Quantitative Easing) was in full swing, U.S. equity market valuations were below historical averages, and economic fundamentals were showing signs of solid gains - although expectations remained low. As the year progressed, corporate earnings growth was positive, prices for existing homes rose, real GDP increased, employment rose, and inflation remained under control. All of these factors contributed to a favorable environment for equity market appreciation. In contrast, U.S. Treasury bond yields rose (as bond prices declined) in 2013 as investors began to anticipate a ‘tapering’ of the Fed’s Quantitative Easing program. The yield on the 10-Year Treasury note rose to 3.03% in 2013 from 1.76% at the end of 2012. After more than two quarters of speculation, the Fed announced its intention to reduce its monthly bond purchases in January 2014; however, we continue to believe the Fed is likely to maintain a very accommodative overall monetary policy for the foreseeable future. This accommodative monetary policy, in the absence of meaningful inflation, could fuel continued equity market rallies in the near term. In addition, five-year trailing equity returns as of December 31, 2013 were favorable relative to bond returns over the same period. This was reflected in net flows into equity mutual funds, providing a tailwind for equity valuations.
Source: Strategas Research Partners
The U.S. economy continued to expand as employment continued to steadily improve. Housing activity and automobile production continued to provide key areas of support for the economy. In addition, retail sales were strong at the end of 2013, as consumer confidence rose and initial jobless claims fell during the quarter. Although still modest, the improvement in consumer confidence likely reflects surging stock prices, increasing employment, less political uncertainty, and low inflation.
Consumer debt-service burdens have improved significantly over the past few years and are now at relatively low levels by historical standards. However, total household debt, when compared to asset levels or disposable income, remains above long-term averages. In other words, the healthy debt service picture remains very much tied to historically low (despite the recent rise) interest and mortgage rates. Longer-term rates have clearly moved higher since last spring and likely represent a key risk to growth if we experience meaningful additional increases in those rates.
Although the U.S. economy is seemingly poised to pick up in the near term, we continue to expect positive but below average equity market returns over the next five years as above average price/earnings multiples applied to already strong levels of corporate profit margins will likely temper prospective returns. We believe that we can achieve better than market returns over the next five years through active portfolio management and stock selection.
A large majority of our revenue is calculated as a percentage of AUM and is therefore impacted by the overall business and economic environment described above. Financial market declines or deterioration in the economic environment would generally negatively impact the level of our AUM, and consequently our revenue and net income.

Key Financial Performance Indicators
There are a variety of key performance indicators the Company monitors in order to evaluate our business results. The following table presents the results of certain key performance indicators over the past three fiscal years:

	For the Years Ended December 31,
	2013	2012	2011
Ending AUM (in millions)	$12,186	$9,429	$8,671
Average AUM (in millions)	10,817	9,249	8,825
Total Revenue (in thousands)	81,432	66,657	63,895
Total Expenses (in thousands)	50,750	42,229	40,834
Average Advisory Fee Rate	0.65%	0.62%	0.63%
Operating Profit Margin	37.7%	36.6%	36.1%
Assets Under Management
Our revenue is derived primarily from investment advisory and administration fees. Investment advisory and administration fees paid to the Company are generally based on the value of the investment portfolios we manage and fluctuate with changes in the total value of the AUM. Substantially all of our AUM (98.3%) is valued based on readily available market quotations. AUM in the Strategic Income strategy (1.7%) is valued using evaluated prices from an independent third-party provider. We have no AUM that is valued using significant unobservable inputs. Fees are recognized in the period that the Company manages these assets.
Revenues are highly dependent on both the value and composition of AUM. The following is a summary of our AUM by product, investment objective, and a roll-forward of the change in AUM for the years ended December 31, 2013, 2012, and 2011:

	Assets Under Management by Product As of December 31,
(in millions)	2013	2012	2011
Proprietary funds	$7,600	$5,251	$4,405
Sub-advised funds	444	947	972
Institutional accounts	4,142	3,231	3,294
Total AUM	$12,186	$9,429	$8,671

	Assets Under Management by Investment Objective As of December 31,
(in millions)	2013	2012	2011
Small Cap	$1,402	$939	$932
Small-Mid Cap	780	364	277
Large Cap	6,254	5,211	4,885
Select (All Cap)	327	258	321
Long-Short	3,213	2,455	2,082
Strategic Income	210	202	174
Total AUM	$12,186	$9,429	$8,671

	Change in Assets Under Management For the Year Ended December 31,
(in millions)	2013	2012	2011
AUM at beginning of the year	$9,429	$8,671	$8,623
Net cash inflows (outflows)
proprietary funds	713	429	56
sub-advised funds	(758)	(149)	21
institutional accounts	(263)	(499)	(74)
	(308)	(219)	3
Net market appreciation and income	3,065	977	45
Increase during the year	2,757	758	48
AUM at end of the year	$12,186	$9,429	$8,671
Consolidated Results of Operations
The following is a discussion of our consolidated results of operations.

(in thousands, except per share data)	2013	2012	% Change	2012	2011	% Change
Net operating income	$30,682	$24,428	26%	$24,428	$23,061	6%
Net operating income after tax(a)	$19,077	$15,857	20%	$15,857	$14,394	10%
Net income	$22,155	$16,931	31%	$16,931	$14,353	18%
Net operating income after tax per share(a)
Basic	$6.07	$5.10	19%	$5.10	$4.88	5%
Diluted	$5.97	$5.10	17%	$5.10	$4.88	5%
Net income per share
Basic	$7.05	$5.44	30%	$5.44	$4.86	12%
Diluted	$6.94	$5.44	28%	$5.44	$4.86	12%
Operating profit margin	37.7%	36.6%	NM	36.6%	36.1%	NM

(a)	Net operating income after tax is a non-GAAP performance measure. See Use of Supplemental Data as Non-GAAP Performance Measure on page 22 of this report.
Year Ended December 31, 2013 compared with Year Ended December 31, 2012
The Company earned net income of $22.2 million ($6.94 per diluted share) for the year ended December 31, 2013, compared with net income of $16.9 million ($5.44 per diluted share) for the year ended December 31, 2012. Operating income increased by $6.3 million from 2012 to 2013 primarily due to an increase in AUM, resulting in a $14.8 million increase in revenue. The revenue increase was offset by an increase in operating expenses of $8.5 million, primarily related to higher compensation due to staffing and merit increases and increases in incentive compensation and restricted stock expenses. A positive return on our corporate investments further contributed to the overall increase in net income offset by a change in the effective tax rate from 35.1% in 2012 to 37.8% in 2013. Investment income increased $3.3 million from the year ended December 31, 2012 to December 31, 2013 due to $2.0 million in portfolio appreciation, $638 thousand in realized gains from corporate investment redemptions, and $651 thousand in distributions from mutual funds. Income tax provision increased $4.3 million from the year ended December 31, 2012 to December 31, 2013 primarily due to an overall increase in book income and an increase in the effective tax rate as a result of interest expense and additional state and city income tax resulting from the recently settled IRS exam. In addition, the effective tax rate for the year ended December 31, 2012 was lower as a result of the items mentioned in the following paragraph. Operating profit margin increased to 37.7% for 2013 from 36.6% for 2012. We expect that our operating margin will fluctuate from year to year based on various factors including revenues; investment results; employee performance; staffing levels; development of investment strategies, products, or channels; and industry comparisons.

Year Ended December 31, 2012 compared with Year Ended December 31, 2011
The Company earned net income of $16.9 million ($5.44 per diluted share) for the year ended December 31, 2012, compared with net income of $14.4 million ($4.86 per diluted share) for the year ended December 31, 2011. Operating income increased by $1.4 million from 2011 to 2012 primarily due to an increase in AUM, resulting in a $2.8 million increase in revenue. The revenue increase was offset by an increase in operating expenses of $1.4 million, primarily related to higher compensation related to staffing increases. A positive return on our corporate investments and a change in the effective tax rate from 37.6% in 2011 to 35.1% in 2012 due to a reduction of certain tax accruals further contributed to the overall increase in net income. Operating profit margin increased to 36.6% for 2012 from 36.1% for 2011.
Revenue

(in thousands)	2013	2012	% Change	2012	2011	% Change
Investment advisory	$69,967	$57,783	21%	$57,783	$56,017	3%
Mutual fund administration, net	11,465	8,874	29%	8,874	7,878	13%
Total	81,432	66,657	22%	66,657	63,895	4%
Revenue for the Year Ended December 31, 2013 compared with Year Ended December 31, 2012
As a percent of total 2013 revenues, investment advisory fees accounted for 86% and mutual fund administration fees made up the remaining 14%. This compared to 87% and 13%, respectively, for 2012.
Investment Advisory Fees. Investment advisory fees increased by $12.2 million, or 21%, from the year ended December 31, 2012 to the year ended December 31, 2013. Investment advisory fees are calculated as a percentage of average net AUM at various rates depending on the investment product. The increase in investment advisory fees was driven by an increase of 17% in average AUM year over year and an increase of three basis points in the average advisory fee rate to 0.65% in 2013 from 0.62% for the year ended December 31, 2012. The increase in the average advisory fee rate is primarily due to a shift in the overall composition of AUM to higher fee rate strategies.
Mutual Fund Administration Fees. Mutual fund administration fees increased by $2.6 million, or 29%, from the year ended December 31, 2012 to the year ended December 31, 2013. Mutual fund administration fees include administration fees received from Diamond Hill Funds, which are calculated as a percentage of average mutual fund AUM, and all Beacon Hill fee revenue. The increase in the mutual fund administration fee is due to a 33% increase in average mutual fund AUM from $4.8 billion for the year ended December 31, 2012 to $6.3 billion for the year ended December 31, 2013 while the overall blended net administration fee rate remained flat at 0.15% year over year.
Revenue for the Year Ended December 31, 2012 compared with Year Ended December 31, 2011
As a percent of total 2012 revenues, investment advisory fees accounted for 87% and mutual fund administration fees made up the remaining 13%. This compared to 88% and 12%, respectively, for 2011.
Investment Advisory Fees. Investment advisory fees increased by $1.8 million, or 3%. Investment advisory fees are calculated as a percentage of average net AUM at various rates depending on the investment product. While the average AUM increased 5% year over year, the average advisory fee rate declined one basis point to 0.62% for the year ended December 31, 2012 compared to 0.63% for the year ended December 31, 2011. Contributing to the decrease in the average advisory fee rate is the large cap fee reduction where we voluntarily lowered the investment advisory fee we charge on the Diamond Hill Large Cap Fund and certain large cap separate accounts by 0.05% effective October 1, 2011. The large cap strategy fees were reduced to better align our investment advisory fees with our investment management goals.
Mutual Fund Administration Fees. Mutual fund administration fees increased by $1.0 million, or 13%, during 2012. Mutual fund administration fees include administration fees received from Diamond Hill Funds, which are calculated as a percentage of average mutual fund AUM, and all Beacon Hill fee revenue. The increase in the mutual fund administration fee is due to a 13% increase in average mutual fund AUM from $4.2 billion for the year ended December 31, 2011 to $4.8 billion for the year ended December 31, 2012 while the overall blended net administration fee rate remained flat at 0.15% year over year.

Expenses

(in thousands)	2013	2012	% Change	2012	2011	% Change
Compensation and related costs	$40,852	$33,868	21%	$33,868	$32,875	3%
General and administrative	6,043	4,987	21%	4,987	4,738	5%
Sales and marketing	1,389	1,065	30%	1,065	832	28%
Third party distribution	710	752	(6)%	752	885	(15)%
Mutual fund administration	1,756	1,557	13%	1,557	1,504	4%
Total	50,750	42,229	20%	42,229	40,834	3%
Expenses for the Year Ended December 31, 2013 compared with Year Ended December 31, 2012
Compensation and Related Costs. Employee compensation and benefits increased by $7.0 million, or 21%, due to an increase of $1.7 million in salaries and related benefits due to an increase in staffing and merit levels, an increase of $1.5 million in restricted stock expense primarily due to accelerated vesting of a restricted stock grant during fiscal year 2013, and an increase of $3.8 million in incentive compensation during fiscal year 2013 due to growth in the business.
General and Administrative. General and administrative expenses increased by $1.1 million, or 21%, from the year ended December 31, 2012 to the year ended December 31, 2013. This increase was primarily due to additional research expenses to support our investment team, an increase in system infrastructure and information technology expenses, additional rent related to the expansion of our office space during fourth quarter 2013, and an increase in corporate legal expenses and non-income related taxes.
Sales and Marketing. Sales and marketing expenses increased by $324 thousand, or 30%, from the year ended December 31, 2012 to the year ended December 31, 2013. This increase was due to an overall increase in travel and other expenses related to business development and retention efforts and expenses related to a review and update of marketing materials.
Third Party Distribution. Third party distribution expense represents payments made to intermediaries related to sales of the Company’s investment products. This expense is directly correlated with the investments made by the intermediaries in our proprietary funds. The period-over-period change directly corresponds to the change in the investment advisory fees we earned related to the client assets subject to the distribution expense.
Mutual Fund Administration. Mutual fund administration expenses increased by $199 thousand, or 13%, from the year ended December 31, 2012 to the year ended December 31, 2013. Mutual fund administration expenses consist of both variable and fixed expenses. The variable expenses are based on mutual fund AUM and the number of shareholder accounts. The increase is due to an increase in average Funds AUM of 33% from the year ended December 31, 2012 to December 31, 2013, offset by a reduction in shareholder maintenance expenses during the current fiscal year and a reduction in expenses incurred by Beacon Hill related to servicing clients.
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
General and Administrative. General and administrative expenses increased by $249 thousand, or 5%, from 2011 to 2012. This increase is primarily due to additional research expenses to support our investment team, an increase in general system and information technology expenses, additional rent related to the expansion of our office space during third quarter 2011, and employee professional development, offset by a reduction in corporate legal expenses and a decrease in non-income related taxes.
Sales and Marketing. Sales and marketing expenses increased by $232 thousand, or 22%, from 2011 to 2012. This increase was primarily due to an overall increase in travel and other expenses related to business development and retention efforts during 2012.
Third Party Distribution. Third party distribution expense represents payments made to intermediaries related to sales of the Company’s investment products. This expense is directly correlated with the investments made by the intermediaries in our proprietary funds. The period-over-period change directly corresponds to the change in the investment advisory fees we earned related to those products.
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
Liquidity and Capital Resources
Sources of Liquidity
The Company's main source of liquidity is cash flow from operating activities which are generated from investment advisory and fund administration fees. Our entire investment portfolio is in readily marketable securities, which provide for cash liquidity, if needed. Investments in mutual funds are valued at their quoted current net asset value. Investments in private investment funds are valued independently based on readily available market quotations. Inflation is expected to have no material impact on our performance. Cash and cash equivalents, accounts receivables, and investments represent approximately 86% and 84% of total assets as of December 31, 2013 and 2012 respectively. We believe these sources of liquidity, as well as our continuing cash flows from operating activities, will be sufficient to meet our current and future operating needs for at least the next 12 months.

Uses of Liquidity
In line with the Company’s primary objective to fulfill our fiduciary duty to clients and secondary objective to achieve an adequate long-term return for shareholders, we anticipate our main uses of cash will be operating expenses.
The Board of Directors and management regularly review various factors to determine whether we have capital in excess of that required for the business and the appropriate use of any excess capital. The factors considered include our investment opportunities, risks, and future dividend and capital gain tax rates. Evaluating management’s stewardship of capital for shareholders is a central part of our investment discipline that we practice for our clients. We hold ourselves to the same standard that we look for when evaluating investments for our clients.
While this is the sixth consecutive year that the Company has paid a special dividend, there can be no assurance that we will pay a dividend in the future. We have paid out special dividends totaling $49.00 per share from 2008 through 2013. These special dividends reduced shareholders’ equity by $136.9 million over the past six years. The 2013 special dividend reduced shareholders' equity by $9.8 million. It was a qualified dividend for tax purposes and was recorded as a reduction to retained earnings, which contributed to the accumulated deficit of $16.3 million as of December 31, 2013. Our accumulated deficit is not expected to impact our future ability to operate given our total shareholder equity, continuing profitability and strong cash and financial position. A portion of the dividends paid in 2012, 2010, and 2009 were a return of capital for tax purposes and we elected to record the dividends as a reduction to retained earnings, which contributed to the accumulated deficit. The 2011 dividend was a qualified dividend for tax purposes and was recorded through retained earnings, which contributed to the accumulated deficit.
Working Capital
As of December 31, 2013, the Company had working capital of approximately $34.4 million compared to $17.6 million at December 31, 2012. Working capital includes cash, securities owned and current receivables, net of all liabilities. On November 22, 2013, our board of directors declared a $3.00 per share dividend payable on December 16, 2013 to shareholders of record on December 10, 2013. The payment of the special cash dividend reduced our working capital balance. The Company has no debt, and believe our available working capital is sufficient to cover current expenses. We expect to have sufficient working capital to cover anticipated capital expenditures that could range from $500 thousand to $1 million in 2014 related to office expansion to support our growth and $10 million for seed capital in the Diamond Hill Mid Cap Fund, which commenced operations on January 1, 2014.

Cash Flow Analysis
Cash Flows from Operating Activities
The Company’s cash flows from operating activities are calculated by adjusting net income to reflect other significant operating sources and uses of cash, certain significant non-cash items such as share-based compensation, and timing differences in the cash settlement of operating assets and liabilities.
As of December 31, 2013, 2012, and 2011, net cash provided by operating activities totaled $34.6 million, $24.5 million, and$22.7 million, respectively. The changes in net cash provided by operating activities generally reflects net income plus the effect of non-cash items and the timing differences in the cash settlement of assets and liabilities.

Cash Flows from Investing Activities
The Company’s cash flows from investing activities consist primarily of capital expenditures and the purchase and redemption of our investment portfolio.
Cash flows provided by investing activities totaled $1.5 million for the year ended December 31, 2013 related to the net redemptions in corporate investments offset by capital expenditures during the period. Cash flows used in investing activities totaled $7.4 million for the year ended December 31, 2012 related to net purchases in corporate investments and capital expenditures during the period. Cash flows provided by investing activities totaled $3.0 million for the year ended December 31, 2011 related to net redemptions in corporate investments offset by capital expenditures the period.
Cash Flows from Financing Activities
The Company’s cash flows from financing activities consist primarily of the payment of special dividends, the repurchase of common shares, and shares withheld related to employee tax withholding.
As of December 31, 2013, 2012, and 2011, net cash used by financing activities totaled $10.9 million, $24.5 million, and $16.2 million, respectively. The primary cash flows used in financing activities for the periods were special dividends of $9.8 million, $25.2 million, and $15.0 million, respectively. During 2011, we repurchased $1.1 million in common shares pursuant to the share repurchase program announced on August 9, 2007. No shares were repurchased during 2013 or 2012.
Selected Quarterly Information
Our unaudited quarterly results of operations for the years ended December 31, 2013 and 2012 are summarized below:

	At or For the Quarter Ended
	2013				2012
(in thousands, except per share data)	12/31	09/30	06/30	03/31	12/31	09/30	06/30	03/31
Assets under management (in millions)	$12,186	$11,040	$10,427	$10,574	$9,429	$9,681	$9,164	$9,360
Total revenue	22,324	20,819	19,914	18,375	16,982	16,869	16,175	16,632
Total operating expenses	12,890	13,350	12,762	11,748	10,435	10,839	10,344	10,611
Operating income	9,434	7,469	7,152	6,627	6,547	6,030	5,831	6,021
Investment income (loss)	1,482	914	729	1,825	229	621	(468)	1,272
Net income	$6,750	$5,362	$4,712	$5,331	$4,825	$4,167	$3,328	$4,611
Diluted EPS	$2.10	$1.67	$1.45	$1.67	$1.53	$1.32	$1.07	$1.52
Diluted weighted shares outstanding	3,222	3,212	3,248	3,197	3,159	3,154	3,101	3,031
Contractual Obligations
The following table presents a summary of the Company’s future obligations under the terms of operating leases and lease commitments, other contractual purchase obligations, and deferred compensation obligations at December 31, 2013. Other purchase obligations include contractual amounts that will be due for the purchase of services to be used in our operations, such as mutual fund sub-administration and portfolio accounting software. These obligations may be cancelable at earlier times than those indicated and, under certain conditions, may involve termination fees. The deferred compensation obligations includes compensation that will be paid out upon satisfactory completion of certain performance-based criteria (see Note 2: Deferred

Compensation Liability). Because these obligations are of a normal recurring nature, we expect to fund them from future cash flows from operations. The information presented does not include operating expenses or capital expenditures that will be committed in the normal course of operations in 2014 and future years:

		Payments Due by Period
(in thousands)	Total	2014	2015-2016	2017-2018	Later
Operating lease obligations	$6,935	$683	$1,386	$1,322	$3,544
Purchase obligations	6,809	3,231	3,578	—	—
Deferred compensation obligations	1,288	—	1,288	—	—
Total	$15,032	$3,914	$6,252	$1,322	$3,544

The total operating lease obligations and purchase obligations include $354 thousand and $56 thousand, respectively, of obligations resulting from a contractual expense reimbursement agreement ("Expense Agreement") with a third party. Under the Expense Agreement, these amounts are expected to be reimbursed to the Company by the third party. The obligation of the third party to reimburse us for these expenses survives the termination of the Expense Agreement. See Note 2: Contractual Expense Reimbursements.
Use of Supplemental Data as Non-GAAP Performance Measure
Net Operating Income After Tax
As supplemental information, we provide performance measures that are based on methodologies other than generally accepted accounting principles (“non-GAAP”) for “Net Operating Income After Tax” that management uses as benchmarks in evaluating and comparing the period-to-period operating performance of the Company and subsidiaries.
The Company defines “net operating income after tax” as our net operating income less income tax provision excluding investment income and the tax impact related to the investment income. We believe that “net operating income after tax” provides a good representation of our operating performance, as it excludes the impact of investment income on financial results. The amount of the investment portfolio and market fluctuations on the investments may change significantly from one period to another, which can distort the underlying earnings potential of a company. We also believe “net operating income after tax” is an important metric in estimating the value of an asset management business. This non-GAAP measure is provided in addition to net income and net operating income and is not a substitute for net income or net operating income and may not be comparable to non-GAAP performance measures of other companies.

	Year Ended December 31,
(in thousands, except per share data)	2013	2012	2011
Net operating income, GAAP basis	$30,682	$24,428	$23,061
Non-GAAP adjustments:
Tax provision excluding impact of investment income	11,605	8,571	8,667
Net operating income after tax, non-GAAP basis	$19,077	$15,857	$14,394
Net operating income after tax per basic share, non-GAAP basis	$6.07	$5.10	$4.88
Net operating income after tax per diluted share, non-GAAP basis	$5.97	$5.10	$4.88
Basic weighted average shares outstanding, GAAP basis	3,142	3,111	2,952
Diluted weighted average shares outstanding, GAAP basis	3,194	3,111	2,952
The tax provision excluding impact of investment income is calculated by applying the tax rate calculated from the income statement to net operating income.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements. We do not have any obligation under a guarantee contract, or a retained or contingent interest in assets or similar arrangement that serves as credit, liquidity or market risk support for such assets, or any other obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument or arising out of a variable interest.

Critical Accounting Policies and Estimates
Provisions for Income Taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns.
Revenue Recognition on Incentive-Based Advisory Contracts. We have certain investment advisory contracts in which a portion of the fees are based on investment performance achieved in the respective client portfolio in excess of a specified hurdle rate. For management fees based on a formula, there are two methods by which incentive revenue may be recorded. Under “Method 1,” incentive fees are recorded at the end of the contract year. Under “Method 2,” incentive fees are recorded periodically and calculated as the amount that would be due under the formula at any point in time as if the contract was terminated at that date. Management has chosen the more conservative Method 1, in which performance fees are recorded at the end of the contract period provided for by the contract terms.
Revenue Recognition when Acting as an Agent vs. Principal. The Funds have selected and contractually engaged certain vendors to fulfill various services to benefit the Funds’ shareholders or to satisfy regulatory requirements of the Funds. These services include, among others, required fund shareholder mailings, registration services, and legal and audit services. DHCM, in fulfilling a portion of its role under the administration agreement with the Funds, acts as agent to pay these obligations of the Funds. Each vendor is independently responsible for fulfillment of the services it has been engaged to provide and negotiates fees and terms with the management and board of trustees of the Funds. The fee that the Funds pay to DHCM is reviewed annually by the Funds’ board of trustees and specifically takes into account the contractual expenses that DHCM pays on behalf of the Funds. As a result, DHCM is not involved in the delivery or pricing of these services and bears no risk related to these services. Revenue has been recorded net of these Fund expenses, as it is the appropriate accounting treatment for this agency relationship.
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
We invest in Diamond Hill Funds and our private investment funds, which are market risk sensitive financial instruments. These investments have inherent market risk in the form of equity price risk; that is, the potential future loss of value that would result from a decline in their fair value. Market prices fluctuate and the amount realized upon subsequent sale may differ significantly from the reported market value.
The table below summarizes our market risks as of December 31, 2013, and shows the effects of a hypothetical 10% increase and decrease in equity investments.

	Fair Value as of December 31, 2013	Fair Value Assuming a Hypothetical 10% Increase	Fair Value Assuming a Hypothetical 10% Decrease
Equity investments	$18,726,070	$20,598,677	$16,853,463

ITEM 8.	Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Diamond Hill Investment Group, Inc.:
We have audited the accompanying consolidated balance sheets of Diamond Hill Investment Group, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diamond Hill Investment Group, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the two‑year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Columbus, Ohio
March 7, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Diamond Hill Investment Group, Inc.:
We have audited Diamond Hill Investment Group Inc.’s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A of the Company’s December 31, 2013 annual report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Diamond Hill Investment Group, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2013, and our report dated March 7, 2014 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Columbus, Ohio
March 7, 2014

Report of Independent Registered Public Accounting Firm
To Shareholders and Board of Directors of
Diamond Hill Investment Group, Inc.

We have audited the consolidated statements of income, shareholders’ equity, and cash flows of Diamond Hill Investment Group, Inc. and its subsidiaries for the year ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Diamond Hill Investment Group, Inc. and its subsidiaries for the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Plante & Moran, PLLC

March 7, 2012
Columbus, Ohio

Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$33,106,972	$7,870,908
Investment portfolio	18,726,070	16,503,731
Accounts receivable	13,002,295	10,438,598
Prepaid expenses	1,489,713	953,526
Furniture and equipment, net of depreciation	964,943	745,476
Income tax receivable	—	2,271,704
Deferred taxes	8,063,425	2,451,974
Total assets	$75,353,418	$41,235,917
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$4,049,240	$2,797,483
Accrued incentive compensation	19,606,881	15,908,083
Deferred compensation liability	1,287,745	794,644
Income taxes payable	5,466,562	—
Total liabilities	30,410,428	19,500,210
Commitments and contingencies	—	—
Shareholders’ Equity
Common stock, no par value 7,000,000 shares authorized; 3,257,247 issued and outstanding at December 31, 2013 (inclusive of 312,099 unvested shares); 3,169,987 issued and outstanding at December 31, 2012 (inclusive of 319,988 unvested shares)	72,642,933	65,255,813
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred equity compensation	(11,397,560)	(14,829,470)
Accumulated deficit	(16,302,383)	(28,690,636)
Total shareholders’ equity	44,942,990	21,735,707
Total liabilities and shareholders’ equity	$75,353,418	$41,235,917

Book value per share	$13.80	$6.86
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income

	Year Ended December 31,
	2013	2012	2011
REVENUES:
Investment advisory	$69,966,377	$57,783,131	$56,016,708
Mutual fund administration, net	11,465,327	8,874,177	7,878,556
Total revenue	81,431,704	66,657,308	63,895,264
OPERATING EXPENSES:
Compensation and related costs	40,851,722	33,868,225	32,874,606
General and administrative	6,042,781	4,986,559	4,737,831
Sales and marketing	1,388,792	1,064,643	832,429
Third party distribution	710,123	752,481	885,280
Mutual fund administration	1,756,366	1,556,909	1,504,005
Total operating expenses	50,749,784	42,228,817	40,834,151
NET OPERATING INCOME	30,681,920	24,428,491	23,061,113
Investment income (loss)	4,950,245	1,654,124	(66,664)
INCOME BEFORE TAXES	35,632,165	26,082,615	22,994,449
Income tax provision	(13,477,337)	(9,151,723)	(8,641,481)
NET INCOME	$22,154,828	$16,930,892	$14,352,968
Earnings per share
Basic	$7.05	$5.44	$4.86
Diluted	$6.94	$5.44	$4.86
Weighted average shares outstanding
Basic	3,142,083	3,111,328	2,951,751
Diluted	3,194,263	3,111,328	2,951,751
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Shareholders’ Equity

	Shares Outstanding	Common Stock	Deferred Compensation	Retained Earnings (Accumulated Deficit)	Total
Balance at January 1, 2011	2,795,683	$34,423,011	$(7,137,729)	$(19,787,030)	$7,498,252
Issuance of restricted stock grants	109,333	8,686,586	(8,686,586)	—	—
Amortization of restricted stock grants	—	—	3,742,909	—	3,742,909
Issuance of stock grants	103,899	7,691,800	—	—	7,691,800
Issuance of common stock related to 401k plan match	12,754	960,888	—	—	960,888
Net excess tax benefit from vested restricted stock grants	—	7,007	—	—	7,007
Shares withheld related to employee tax withholding	(2,025)	(158,988)	—	—	(158,988)
Forfeiture of restricted stock grants	(8,368)	(541,774)	541,774	—	—
Repurchase of common stock	(15,462)	(1,072,908)	—	—	(1,072,908)
Cash Dividend Paid of $5.00 per share	—	—	—	(14,971,570)	(14,971,570)
Net income	—	—	—	14,352,968	14,352,968
Balance at December 31, 2011	2,995,814	$49,995,622	$(11,539,632)	$(20,405,632)	$18,050,358
Issuance of restricted stock grants	107,600	8,139,135	(8,139,135)	—	—
Amortization of restricted stock grants	—	—	4,693,926	—	4,693,926
Issuance of stock grants	71,949	5,540,792	—	—	5,540,792
Issuance of common stock related to 401k plan match	14,239	1,057,056	—	—	1,057,056
Tax benefit from dividend payments related to restricted stock grants	—	1,992,298	—	—	1,992,298
Net excess tax benefit from vested restricted stock grants	—	34,543	—	—	34,543
Shares withheld related to employee tax withholding	(17,438)	(1,348,262)	—	—	(1,348,262)
Forfeiture of restricted stock grants	(2,177)	(155,371)	155,371	—	—
Cash Dividend Paid of $8.00 per share	—	—	—	(25,215,896)	(25,215,896)
Net income	—	—	—	16,930,892	16,930,892
Balance at December 31, 2012	3,169,987	$65,255,813	$(14,829,470)	$(28,690,636)	$21,735,707
Issuance of restricted stock grants	32,000	2,740,030	(2,740,030)	—	—
Amortization of restricted stock grants	—	—	6,161,047	—	6,161,047
Issuance of stock grants	59,006	4,606,008	—	—	4,606,008
Issuance of common stock related to 401k plan match	12,894	1,158,354	—	—	1,158,354
Tax benefit from dividend payments related to restricted stock grants	—	357,188	—	—	357,188
Net excess tax benefit from vested restricted stock grants	—	420,620	—	—	420,620
Shares withheld related to employee tax withholding	(16,500)	(1,884,187)	—	—	(1,884,187)
Forfeiture of restricted stock grants	(140)	(10,893)	10,893	—	—
Cash Dividend Paid of $3.00 per share	—	—	—	(9,766,575)	(9,766,575)
Net income	—	—	—	22,154,828	22,154,828
Balance at December 31, 2013	3,257,247	$72,642,933	$(11,397,560)	$(16,302,383)	$44,942,990

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$22,154,828	$16,930,892	$14,352,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation on furniture and equipment	306,005	305,897	330,971
Stock-based compensation	7,319,401	5,750,981	4,933,613
Increase in accounts receivable	(2,563,697)	(142,875)	(1,600,620)
Change in current income taxes	8,520,834	(105,166)	(976,574)
Change in deferred income taxes	(5,616,211)	(368,572)	(1,221,328)
Net investment (gain) loss	(4,270,928)	(1,135,598)	111,078
Increase in accrued compensation	8,797,907	5,469,062	8,125,191
Excess income tax benefit from stock-based compensation	(425,380)	(34,543)	(7,007)
Income tax benefit from dividends paid on unvested shares	(357,188)	(1,992,298)	—
Other changes in assets and liabilities	715,570	(131,087)	(1,339,002)
Net cash provided by operating activities	34,581,141	24,546,693	22,709,290
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(525,472)	(221,592)	(253,082)
Cost of investments purchased and other portfolio activity	(2,306,947)	(7,463,796)	(925,507)
Proceeds from sale of investments	4,355,536	304,152	4,133,000
Net cash provided by (used in) investing activities	1,523,117	(7,381,236)	2,954,411
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for repurchase of common shares	—	—	(1,072,908)
Shares withheld related to employee tax withholding	(1,884,187)	(1,348,262)	(158,988)
Excess income tax benefit from stock-based compensation	425,380	34,543	7,007
Income tax benefit from dividends paid on unvested shares	357,188	1,992,298	—
Payment of dividends	(9,766,575)	(25,215,896)	(14,971,570)
Net cash used in financing activities	(10,868,194)	(24,537,317)	(16,196,459)
CASH AND CASH EQUIVALENTS
Net change during the year	25,236,064	(7,371,860)	9,467,242
At beginning of year	7,870,908	15,242,768	5,775,526
At end of year	$33,106,972	$7,870,908	$15,242,768
Supplemental cash flow information:
Interest paid	$—	$—	$—
Income taxes paid	10,575,000	9,636,000	10,849,000
Supplemental disclosure of non-cash transactions:
Common stock issued as incentive compensation	4,606,008	5,540,792	7,461,984
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
Beacon Hill Fund Services, Inc. (“BHFS”), an Ohio corporation, is a wholly owned subsidiary of the Company. BHFS provides certain compliance, treasury, and other fund administration services to mutual fund companies. BHIL Distributors, Inc. (“BHIL”), an Ohio corporation, is a wholly owned subsidiary of BHFS. BHIL provides underwriting to mutual funds. BHFS and BHIL collectively operate as "Beacon Hill".
Note 2 Significant Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses for the periods. Actual results could differ from those estimates. Certain prior period amounts and disclosures have been reclassified to conform to the current period financial presentation. Book value per share is computed by dividing total shareholders’ equity by the number of shares issued and outstanding at the end of the measurement period. The following is a summary of the Company’s significant accounting policies:
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
Accounts Receivable
Accounts receivable are recorded when they are due and are presented on the balance sheet net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of those individuals or entities that owe the receivable. No allowance for doubtful accounts was deemed necessary at December 31, 2013 or December 31, 2012.
Valuation of Investment Portfolio
Investments held by the Company are valued based upon the definition of Level 1 inputs and Level 2 inputs. Level 1 inputs are defined as fair values which use quoted prices in active markets for identical assets or liabilities. Level 2 inputs are defined as quoted prices in markets that are not considered to be active for identical assets or liabilities, quoted prices in active markets for similar assets or liabilities, and inputs other than quoted prices that are directly observable or that may be corroborated indirectly with observable market data. The following table summarizes the values of the Company’s investments based upon Level 1 and Level 2 inputs as of December 31, 2013 and December 31, 2012:

Note 2 Significant Accounting Policies (Continued)

	As of December 31,
	2013	2012
Level 1 Inputs	$32,528,367	$16,922,720
Level 2 Inputs	3,001,461	3,650,561
Level 1 investments are all registered investment companies (mutual funds) and include $16.8 million and $4.1 million, respectively, of money market mutual funds that the Company classifies as cash equivalents. Level 2 investments are all limited partnerships whose value was determined based upon readily available market quotations of individual securities held by the partnerships. The Company determines transfers between fair value hierarchy levels at the end of the reporting period. There were no transfers in or out of the levels.
The changes in fair values on the investments are recorded in the Consolidated Statements of Income as investment income (loss).
Limited Partnership Interests
DHCM is the managing member of Diamond Hill General Partner, LLC (the “General Partner”), the general partner of Diamond Hill Investment Partners, L.P. (“DHIP”), Diamond Hill Global Fund, L.P. ("DHGF"), formerly Diamond Hill Research Partners – International, L.P., and Diamond Hill Valuation-Weighted 500, L.P. (“DHVW”) collectively (the “Partnerships”), each a limited partnership whose underlying assets consist of marketable securities.
DHCM, in its role as managing member of the General Partner, has the power to direct each Partnerships’ economic activities and the right to receive investment advisory and performance incentive fees that may be significant to the Partnerships. The Company evaluated these Partnerships to determine whether or not to consolidate the entities in accordance with FASB ASC 810, Consolidation. Certain of these Partnerships are considered to be variable interest entities (“VIEs”) while others are considered to be voting rights entities (“VREs”), both of which are subject to consolidation consideration. The Company would consolidate VIEs where the Company is considered the primary beneficiary or VREs where the General Partner is considered to control the Partnership. For the Partnerships that were considered VIEs, the Company was not deemed to be the primary beneficiary. For the Partnerships that were considered VREs, it was determined that the DHCM in its role of managing member of the General Partner did not control the Partnerships. Therefore, the investments are accounted for under the equity method rather than being consolidated in the accompanying financial statements.

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
Certain board members, officers and employees of the Company invest in DHIP. These individuals receive no remuneration as a result of their personal investment in DHIP. The capital of the General Partner is not subject to a management fee or an incentive fee.
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

Note 2 Significant Accounting Policies (Continued)

Revenue Recognition—General
The Company earns substantially all of its revenue from investment advisory and fund administration services. Investment advisory and administration fees, generally calculated as a percentage of assets under management ("AUM"), are recorded as revenue as services are performed. In addition to fixed fees based on a percentage of AUM, certain client accounts also provide periodic variable incentive fees.
Revenue Recognition – Incentive Revenue
The Company manages certain client accounts that provide for variable incentive fees. These fees are currently based on client investment results over rolling five-year periods. For variable incentive fees based on a formula, there are two methods by which incentive revenue may be recorded. Under “Method 1”, incentive fees are recorded at the end of the contract measurement period; under “Method 2”, the incentive fees are recorded periodically and calculated as the amount that would be due under the formula at any point in time as if the contract was terminated at that date. Management has chosen Method 1, in which incentive fees are recorded at the end of the contract measurement period for the specific client in which the incentive fee applies. The table below shows AUM subject to incentive fees and the incentive fees, as calculated under each of the above methods:

	As of December 31,
	2013	2012	2011
AUM Contractual Period Ends:
Calendar Quarter-End	$—	$—	$89,070,421
Calendar Year-End	—	—	81,362,029
Quarter Ended June 30, 2017	380,073,000	274,302,549	—
Quarter Ended December 31, 2018	90,653,000	—	—
Total AUM Subject to Incentive Fees	$470,726,000	$274,302,549	$170,432,450
	For the Year Ended December 31,
	2013	2012	2011
Incentive Fees Under Method 1:
Contractual Period Ends:
Calendar Quarter-End	$—	$—	$507
Calendar Year-End	—	—	2,090
Quarter Ended June 30, 2017	—	3,301	—
Quarter Ended December 31, 2018	—	—	—
Total Incentive Fees Under Method 1	$—	$3,301	$2,597
Incentive Fees Under Method 2:
Contractual Period Ends:
Calendar Quarter-End	$—	$—	$507
Calendar Year-End	—	—	2,090
Quarter Ended June 30, 2017	3,900,649	361,700	—
Quarter Ended December 31, 2018	—	—	—
Total Incentive Fees Under Method 2	$3,900,649	$361,700	$2,597

Method 2 in the table illustrates the revenue that would be recognized if the variable incentive fee contract was terminated as of December 31, 2013, 2012, or 2011. The contractual end dates highlight the time remaining until the variable incentive fees are schedule to be earned. The amounts under Method 2 above will increase or decrease based on future client investment results through the contractual period end and there is no assurance that the above amounts will ultimately be earned.

Note 2 Significant Accounting Policies (Continued)

Revenue Recognition – Mutual Fund Administration
DHCM has an administrative and transfer agency services agreement with the Funds, under which DHCM performs certain services for each fund. These services include mutual fund administration, transfer agency and other related functions. For performing these services, each fund compensates DHCM a fee, which is calculated using an annual rate of 0.25% for Class A, C, and I shares and 0.10% for Class Y shares, times the average daily net assets of each respective series and share class.

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
Mutual fund administration gross and net revenue are summarized below:

	Year Ended December 31,
	2013	2012	2011
Mutual fund administration:
Administration revenue, gross	$16,692,093	$13,074,707	$11,617,140
12b-1/service fees and commission revenue received from fund clients	8,481,442	6,868,974	7,058,471
12b-1/service fees and commission expense payments to third parties	(7,404,361)	(5,597,757)	(5,577,925)
Fund related expense	(6,321,374)	(5,469,023)	(5,254,733)
Revenue, net of fund related expenses	11,447,800	8,876,901	7,842,953
DHCM C-Share financing:
Broker commission advance repayments	365,380	217,227	352,740
Broker commission amortization	(347,853)	(219,951)	(317,137)
Financing activity, net	17,527	(2,724)	35,603
Mutual fund administration revenue, net	$11,465,327	$8,874,177	$7,878,556
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

Note 2 Significant Accounting Policies (Continued)

Contractual Expense Reimbursements
During 2013, BHIL entered into an agreement with a third party investment adviser to provide staff to support the wholesaling functions and sales support services to distribute shares of the registered investment companies managed by the third party investment adviser and distributed by BHIL. Under the agreement, the third party investment adviser is obligated to reimburse BHIL for all expenses incurred in association with these efforts. The amount of expense incurred and reimbursed for the year was $375,825. In addition, the third party investment adviser is obligated to reimburse BHIL for any contractual obligations entered into by BHIL as a result of this arrangement. See Note 6.
Income Taxes
The Company accounts for current and deferred income taxes through an asset and liability approach. Deferred taxes are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
The Company is subject to examination by various federal, state and local jurisdictions for various tax periods. The Company’s income tax positions are based on research and interpretations of the income tax laws and rulings in each of the jurisdictions in which the Company does business. Due to the subjectivity of interpretations of laws and rulings in each jurisdiction, the differences and interplay in tax laws between those jurisdictions, as well as the inherent uncertainty in estimating the final resolution of complex tax audit matters, the Company’s estimates of income tax liabilities may differ from actual payments or assessments. The Company regularly assesses its position with regard to tax exposures and records liabilities for these uncertain tax positions and related interest and penalties, if any, according to the principles of FASB ASC 740, Income Taxes. The Company records interest and penalties, if any, within the income tax provision on the income statement. As of December 31, 2013, the Company has not recorded any liability for uncertain tax positions.
Earnings Per Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of Common Shares outstanding for the period, which includes participating securities. Diluted EPS reflects the potential dilution of EPS due to unvested restricted stock grants with forfeitable rights to dividends. For the periods presented, the Company has unvested stock-based payment awards that contain both forfeitable and nonforfeitable rights to dividends. See Note 8.
Note 3 Investment Portfolio
As of December 31, 2013, the Company held investments (excluding money market funds, included with cash and cash equivalents) worth $18.7 million and an estimated cost basis of $11.6 million. The following table summarizes the fair value of these investments as of December 31, 2013 and 2012:

	As of December 31,
	2013	2012
Diamond Hill Small Cap Fund	$—	$215,550
Diamond Hill Small-Mid Cap Fund	—	239,316
Diamond Hill Large Cap Fund	—	246,744
Diamond Hill Select Fund	—	242,252
Diamond Hill Long-Short Fund	1,287,745	1,036,045
Diamond Hill Financial Long-Short Fund	1,131,034	—
Diamond Hill Research Opportunities Fund	13,305,830	10,658,665
Diamond Hill Strategic Income Fund	—	214,598
Diamond Hill Investment Partners, L.P.	1,133	7,336
Diamond Hill Global Fund, L.P.(a)	—	1,384,976
Diamond Hill Valuation-Weighted 500, L.P.	3,000,328	2,258,249
Total Investment Portfolio	$18,726,070	$16,503,731
(a) - Diamond Hill Global Fund, L.P. ("DHGF"), formerly Diamond Hill Research Partners – International, L.P.

Note 3 Investment Portfolio (Continued)

DHCM is the managing member of Diamond Hill General Partner LLC, which is the general partner of the Partnerships. The underlying assets of the Partnerships are cash and marketable equity securities. Summary financial information, including the Company’s carrying value and income from the Partnerships, is as follows:

	As of December 31,
	2013	2012	2011
Total partnership assets	$122,106,403	$105,472,952	$130,880,368
Total partnership liabilities	25,217,600	17,786,579	21,570,822
Net partnership assets	$96,888,803	$87,686,373	$109,309,546
DHCM’s portion of net assets	$3,001,461	$3,650,561	$6,977,929
	For the Year Ended December 31,
	2013	2012	2011
Net partnership income (loss)	$24,294,495	$15,054,951	$(11,007,617)
DHCM’s portion of net income (loss)	$899,958	$472,659	$(75,082)
Note 4 Capital Stock
Common Shares
The Company has only one class of securities outstanding, Common Shares, no par value per share.
Authorization of Preferred Shares
The Company’s Amended and Restated Articles of Incorporation authorize the issuance of 1,000,000 shares of “blank check” preferred shares with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors. The Board of Directors is authorized, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting or other rights of the holders of the Common Shares. There were no shares of preferred stock issued or outstanding at December 31, 2013 or December 31, 2012.
Note 5 Compensation Plans
Equity Incentive Plans
2011 Equity and Cash Incentive Plan
At the Company’s annual shareholder meeting on April 26, 2011, shareholders approved the 2011 Equity and Cash Incentive Plan (“2011 Plan”). The 2011 Plan is intended to facilitate the Company’s ability to attract and retain staff, provide additional incentives to employees, directors and consultants, and promote the success of the Company’s business. The 2011 Plan authorizes the issuance of 600,000 Common Shares of the Company in various forms of equity awards. The 2011 Plan also authorizes cash incentive awards. As of December 31, 2013, there were 232,300 Common Shares available for awards under the 2011 Plan. The 2011 Plan provides that the Board of Directors, or a committee appointed by the Board, may grant awards and otherwise administer the 2011 Plan. Restricted stock grants issued under the 2011 Plan, which vest over time, are recorded as deferred compensation in the equity section of the balance sheet on the grant date and then recognized as compensation expense based on the grant date price over the vesting period of the respective grant. Stock grants issued under the 2011 Plan are recorded as compensation expense based on the grant date price.
2005 Employee and Director Equity Incentive Plan
At the Company’s annual shareholder meeting on May 12, 2005, shareholders approved the 2005 Employee and Director Equity Incentive Plan (“2005 Plan”). There are no longer any Common Shares available for future issuance under the 2005 Plan, although outstanding grants under the 2005 Plan remain issued and outstanding. Restricted stock grants issued under the 2005 Plan, which vest over time, are recorded as deferred compensation in the equity section of the balance sheet on the grant date and then recognized as compensation expense based on the grant date price over the vesting period of the respective grant. Stock grants issued under the 2005 Plan are recorded as compensation expense based on the grant date price.

Note 5 Compensation Plans (Continued)

Restricted Stock Grant Transactions
The following table represents a roll-forward of outstanding restricted stock grants issued pursuant to the 2011 and 2005 Plans and related activity during the years ended December 31, 2013 and 2012:

	Shares	Weighted-Average Grant Date Price per Share
Outstanding restricted stock grants as of December 31, 2011	260,621	$73.78
Grants issued	107,600	75.64
Grants vested	(46,056)	75.22
Grants forfeited	(2,177)	71.37
Outstanding restricted stock grants as of December 31, 2012	319,988	$74.22
Grants issued	32,000	85.63
Grants vested	(39,749)	80.77
Grants forfeited	(140)	77.81
Total outstanding restricted stock grants as of December 31, 2013	312,099	$74.17

The total outstanding restricted stock grants shown above are included in issued and outstanding shares. Total deferred compensation related to unvested restricted stock grants was $11.4 million as of December 31, 2013. Compensation expense related to the restricted stock grants is calculated based upon the fair market value of the common stock on grant date adjusted for estimated forfeitures. Compensation expense recognition of deferred compensation over the remaining vesting periods, adjusted for estimated forfeitures, is as follows:

2014	2015	2016	2017	2018	Total
$4,647,324	$3,588,155	$1,641,218	$1,024,797	$261,197	$11,162,691
Stock Grant Transactions
The following table represents stock grant transactions during the years ended December 31, 2013, 2012, and 2011:

	Shares Issued	Grant Date Value
December 31, 2013	59,006	$4,606,008
December 31, 2012	71,949	5,540,792
December 31, 2011	103,899	7,691,800
401(k) Plan
The Company sponsors a 401(k) plan in which all employees participate. Employees may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions of common shares of the Company with a value equal to 200 percent of the first six percent of an employee’s compensation contributed to the plan. Employees become fully vested in the matching contributions after six plan years of employment. The following table summarizes the Company’s expenses attributable to the plan during the years ended December 31, 2013, 2012 and 2011:

2013	2012	2011
$1,171,154	$1,044,255	$960,888
Deferred Compensation Plans
On April 24, 2013, the Board of Directors approved the Diamond Hill Fixed Term Deferred Compensation Plan and the Diamond Hill Variable Term Deferred Compensation Plan (collectively the “Plans”). Under the Plans, participants may elect to voluntarily defer, for a minimum of five years, certain incentive compensation, which the Company then contributes into the Plans. Each participant is responsible for designating investment options for assets they contribute, and the distribution paid to

Note 5 Compensation Plans (Continued)

each participant reflects any gains or losses on the assets realized while in the Plans. Assets held in the Plans will be included in the Company’s investment portfolio, and the associated obligation to participants is included in deferred compensation liability. Assets held in the Plans will consist of the Funds and be recorded at fair value. The first deferrals into the Plans are expected to be made in the first quarter of 2014.
Note 6 Operating Leases
The Company leases office space at three locations. The following table summarizes the total lease and operating expenses for the years ended December 31, 2013, 2012 and 2011:

For the year ended December 31,
2013	2012	2011
$730,845	$686,747	$620,360
The approximate future minimum lease payments under the operating leases are as follows:

	Future Minimum Lease Payments by Year
Total	2014	2015	2016	2017	2018	Thereafter
$6,935,000	$683,000	$693,000	$693,000	$693,000	$629,000	$3,544,000
The total approximate future minimum lease payments of $6.9 million include $354 thousand of obligations resulting from a contractual expense reimbursement agreement ("Expense Agreement") with a third party. Under the Expense Agreement, these amounts are required to be reimbursed to the Company by the third party. The obligation of the third party to reimburse the Company for these expenses survives the termination of the Expense Agreement.
In addition to the above lease payments, the Company is also responsible for normal operating expenses of the properties. Such operating expenses were approximately $9.80 per square foot in 2013, on a combined basis, and are expected to be approximately $10.12 per square foot in 2014.
Note 7 Income Taxes
The Company files a consolidated federal income tax return. It is the policy of the Company to allocate the consolidated tax provision to subsidiaries as if each subsidiary’s tax liability or benefit were determined on a separate company basis. As part of the consolidated group, subsidiaries transfer to the Company their current federal tax liabilities or assets.

	As of December 31,
	2013	2012	2011
Current city income tax provision	$952,957	$406,814	$658,106
Current state income tax provision	268,920	122,704	271,776
Current federal income tax provision	17,866,911	8,990,777	8,921,527
Deferred federal income tax benefit	(5,611,451)	(368,572)	(1,209,928)
Provision for income taxes	$13,477,337	$9,151,723	$8,641,481
A reconciliation of income tax expense at the statutory federal rate to the Company’s income tax expense is as follows:

	2013	2012	2011
Income tax computed at statutory rate	$12,471,258	$9,128,915	$8,048,057
City and state income taxes, net of federal benefit	794,220	344,187	604,423
Other	211,859	(321,379)	(10,999)
Income tax expense	$13,477,337	$9,151,723	$8,641,481
In addition to the income tax expense listed above for the years ended December 31, 2013, 2012 and 2011, income tax benefit recorded in shareholders' equity for the same periods was $778 thousand, $2.0 million, and $7 thousand, respectively. Included in 2012 is $2.0 million which relates to tax benefits not previously claimed by the Company.

Note 7 Income Taxes (Continued)

Deferred tax assets and liabilities consist of the following at December 31, 2013 and 2012:

	2013	2012
Stock-based compensation	$4,433,293	$3,289,885
Accrued incentive compensation	4,075,735	—
Unrealized (gains) losses	(316,926)	(763,235)
Other assets and liabilities	(128,677)	(74,676)
Net deferred tax assets	$8,063,425	$2,451,974
The net temporary differences incurred to date will reverse in future periods as the Company generates taxable earnings. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets recorded. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2013, no valuation allowance was deemed necessary.
FASB ASC 740, Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company did not record an accrual for tax related uncertainties or unrecognized tax positions as of December 31, 2013. The Company does not expect a change to the reserve for uncertain tax positions within the next twelve months that would have a material impact on the consolidated financial statements. As of December 31, 2013, the Company recorded through the tax provision net interest expense of $321 thousand as a result of an IRS examination.
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

	Year Ended December 31,
	2013	2012	2011
Net income	$22,154,828	$16,930,892	$14,352,968
Weighted average number of outstanding shares
Basic	3,142,083	3,111,328	2,951,751
Diluted	3,194,263	3,111,328	2,951,751
Earnings per share
Basic	$7.05	5.44	4.86
Diluted	$6.94	5.44	4.86

Note 9 Regulatory Requirements
BHIL, a wholly owned subsidiary of the Company and principal underwriter for mutual funds, is subject to the U.S. Securities and Exchange Commission (“SEC”) uniform net capital rule, which requires the maintenance of minimum net capital. BHIL’s net capital exceeded its minimum net capital requirement at December 31, 2013 and December 31, 2012. The net capital balances, minimum net capital requirements, and ratio of aggregate indebtedness to net capital for BHIL are summarized below as of December 31, 2013 and December 31, 2012:

	As of December 31,
	2013	2012
Net Capital	$338,568	$354,029
Minimum Net Capital Requirement	90,931	46,597
Ratio of Aggregate Indebtedness to Net Capital	4.03 to 1	1.97 to 1
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
We changed our independent registered public accounting firm in October 2012 from Plante & Moran PLLC to KPMG LLP. Information regarding the change in independent registered public accounting firm was reported in our Current Report on Form 8-K filed with the SEC on October 30, 2012. There were no disagreements or any reportable events subject to Item 304(b) of Regulation S-K requiring disclosure.

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
There have been no changes in the Company’s internal control over financial reporting during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.
The Company’s independent registered public accounting firm, KPMG LLP, has audited the Company’s 2013 and 2012 consolidated financial statements included in this Annual Report on Form 10-K and the Company’s internal control over financial reporting as of December 31, 2013, and has issued its Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements, which is included in this Annual Report on Form 10-K.

ITEM 9B.	Other Information
None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance
Information required by this Item 10 is incorporated herein by reference from the Company’s definitive proxy statement for its 2014 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A of the Exchange Act (the “2014 Proxy Statement”), under the captions: “Section 16(a) Beneficial Ownership Reporting Compliance”, “Proposal 1 – Election of Directors”, “Proposal 1 – Election of Directors – The Board of Directors and Committees”, “Proposal 1 – Election of Directors – Corporate Governance”, and “Proposal 1 – Election of Directors – Executive Officers and Compensation Information”.

ITEM 11.	Executive Compensation
Information required by this Item 11 is incorporated herein by reference from the Company’s 2014 Proxy Statement under the captions: “Proposal 1 – Election of Directors—The Board of Directors and Committees”, “Proposal 1 – Election of Directors – Corporate Governance”, “Proposal 1 – Election of Directors – Corporate Governance – Compensation Committee Interlocks and Insider Participation”, “Proposal 1 – Election of Directors – Executive Officers and Compensation Information”, and “Proposal 1 – Election of Directors – Compensation Committee Report”.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information concerning our equity compensation plans at December 31, 2013:
Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	—	$—	232,300	[1]

1	This amount relates to common shares that may be issued under our 2011 Equity and Cash Incentive Plan.
The other information required by this Item 12 is incorporated herein by reference from the Company’s 2014 Proxy Statement under the captions: “Security Ownership of Certain Beneficial Owners and Management” and “Proposal 1 – Election of Directors – Executive Officers and Compensation Information”.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by this Item 13 is incorporated herein by reference from the Company’s 2014 Proxy Statement under the caption: “Proposal 1 – Election of Directors – Director Independence” and “Proposal 1 – Election of Directors – Corporate Governance”.

ITEM 14.	Principal Accounting Fees and Services
Information required by this Item 14 is incorporated herein by reference from the Company’s 2014 Proxy Statement under the caption: “Proposal 2 – Ratification of the Appointment of Independent Registered Public Accounting Firm”.

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

10.1
Amended and Restated Investment Management Agreement between Diamond Hill Capital Management, Inc. and the Diamond Hill Funds dated as of May 23, 2013. (Incorporated by reference from Exhibit 29(h)(iii) to Post-Effective Amendment Nos. 41 and 42 to Registration Statement on Form N1-A (File Nos. 333-22075 and 811-08061) filed by Diamond Hill Funds on December 19, 2013)

10.2
Amended and Restated Administrative and Transfer Agency Services Agreement dated as of May 31, 2002, as amended November 17, 2011, between Diamond Hill Capital Management, Inc. and the Diamond Hill Funds. (Incorporated by reference from Exhibit 28h(ix) to Post-Effective Amendment Nos. 28 and 29 to Registration Statement on Form N1-A (File Nos. 333-22075 and 811-08061) filed by Diamond Hill Funds on February 29, 2012)

10.3*
2011 Equity and Cash Incentive Plan and Form of Restricted Stock Award Agreement referenced therein. (Incorporated by reference from Exhibit 10.2 and 10.3 to the Current Report on Form 8-K filed with the SEC on April 29, 2011; File No. 000-24498.)

10.4*
Amended and Restated Employment Agreement between the Company and Roderick H. Dillon, Jr. dated March 22, 2011. (Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 24, 2011; File No. 000-24498.)

10.5*
Amended and Restated 2005 Employee and Director Equity Incentive Plan. (Incorporated by reference from Exhibit 10.6 to the Annual Report on Form 10-K filed with the SEC on March 14, 2008; File No. 000-24498.)

10.6*
2005 Employee and Director Equity Incentive Plan First Amendment dated November 2, 2010 and Form of Restricted Stock Agreement reference therein. (Incorporated by reference from Exhibit 10.4 to the Annual Report on Form 10-K filed with the SEC on February 25, 2011; File No. 000-24498.)

10.7*
Diamond Hill Investment Group, Inc. Compensation Recoupment and Restitution Policy. (Incorporated by reference from Exhibit 99 to the Current Report on Form 8-K filed with the SEC on February 20, 2013; File No. 000-24498.)

10.8*
Diamond Hill Investment Group, Inc. Compensation Recoupment and Restitution Policy Acknowledgement and Agreement. (Incorporated by reference from Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on February 20, 2013; File No. 000-24498.)

10.9*	Diamond Hill Fixed Term Deferred Compensation Plan. (Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 30, 2013; File No. 000-24498.)

10.10*	Diamond Hill Variable Term Deferred Compensation Plan. (Incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 30, 2013; File No. 000-24498.)

10.11*
First Amendment to the Diamond Hill Fixed Term Deferred Compensation Plan. (Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 28, 2013; File No. 000-24498.)

10.12*
First Amendment to the Diamond Hill Variable Term Deferred Compensation Plan. (Incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 28, 2013; File No. 000-24498.)

10.13*
Loan Agreement by and between Diamond Hill Capital Management, Inc., Diamond Hill Investment Group, Inc. and The Huntington National Bank dated November 8, 2013. (Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 14, 2013; File No. 000-24498.)

10.14*
Line of Credit Demand Note with Diamond Hill Capital Management, Inc., Diamond Hill Investment Group, Inc. and The Huntington National Bank dated November 8, 2013. (Incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on November 14, 2013; File No. 000-24498.)

14.1	Amended Code of Business Conduct and Ethics. (File herewith)

21.1	Subsidiaries of the Company. (Filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm, KPMG LLP. (Filed herewith)

23.2	Consent of Independent Registered Public Accounting Firm, Plante & Moran, PLLC. (Filed herewith)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a). (Filed herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a). (Filed herewith)

32.1	Section 1350 Certifications. (Furnished herewith)

101.ins	XBRL Instance Document.

101.sch	XBRL Taxonomy Extension Schema Document.

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document.

101.def	XBRL Taxonomy Extension Definition Linkbase Document.

101.lab	XBRL Taxonomy Extension Label Linkbase Document.

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Denotes management contract or compensatory plan or arrangement.
(b)	Exhibits: Reference is made to Item 15(a)(3) above.
(c)	Financial Statement Schedules: None required.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

DIAMOND HILL INVESTMENT GROUP, INC.

By:	/s/ R. H. Dillon
	R. H. Dillon, President, Chief Executive Officer and a Director	March 7, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. H. Dillon	President, Chief Executive Officer,	March 7, 2014
R. H. Dillon	and a Director

/s/ James F. Laird	Chief Financial Officer, Treasurer,	March 7, 2014
James F. Laird	Secretary, and a Director

/s/ Gary R. Young	Controller	March 7, 2014
Gary R. Young

Randolph J. Fortener*	Director	March 7, 2014
Randolph J. Fortener

Peter J. Moran III*	Director	March 7, 2014
Peter J. Moran III

Donald B. Shackelford*	Director	March 7, 2014
Donald B. Shackelford

Bradley C. Shoup*	Director	March 7, 2014
Bradley C. Shoup

Frances A. Skinner*	Director	March 7, 2014
Frances A. Skinner

* By	/s/ Gary R. Young
Gary R. Young
Executed by Gary R. Young
on behalf of those indicated pursuant to Powers of Attorney