Form 10-Q
period 2014-03-31
DIAMOND HILL INVESTMENT GROUP INC
filed 2014-04-30
CIK 909108

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes:  ☐    No:  ☒
The number of shares outstanding of the issuer’s common stock, as of April 25, 2014, is 3,297,255 shares.

DIAMOND HILL INVESTMENT GROUP, INC.

PART I:	FINANCIAL INFORMATION

ITEM 1:	Consolidated Financial Statements
Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	3/31/2014	12/31/2013
	(Unaudited)
ASSETS
Cash and cash equivalents	$11,264,827	$33,106,972
Investment portfolio	34,583,720	18,726,070
Accounts receivable	13,396,598	13,002,295
Prepaid expenses	1,472,954	1,489,713
Furniture and equipment, net of depreciation	945,394	964,943
Income tax receivable	3,425,688	—
Deferred taxes	5,626,716	8,063,425
Total assets	$70,715,897	$75,353,418
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$3,187,625	$4,049,240
Accrued incentive compensation	6,100,000	19,606,881
Deferred compensation	5,206,252	1,287,745
Income taxes payable	—	5,466,562
Total liabilities	14,493,877	30,410,428
Commitments and contingencies	—	—
Shareholders’ Equity
Common stock, no par value 7,000,000 shares authorized; 3,296,297 issued and outstanding at March 31, 2014 (inclusive of 309,762 unvested shares); 3,257,247 issued and outstanding at December 31, 2013 (inclusive of 312,099 unvested shares);	79,163,115	72,642,933
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred equity compensation	(12,388,310)	(11,397,560)
Accumulated deficit	(10,552,785)	(16,302,383)
Total shareholders’ equity	56,222,020	44,942,990
Total liabilities and shareholders’ equity	$70,715,897	$75,353,418

Book value per share	$17.06	$13.80
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
	2014	2013
REVENUES:
Investment advisory	$19,910,807	$15,853,994
Mutual fund administration, net	3,278,290	2,521,381
Total revenue	23,189,097	18,375,375
OPERATING EXPENSES:
Compensation and related costs	11,871,954	9,513,412
General and administrative	1,581,356	1,392,468
Sales and marketing	491,882	434,287
Mutual fund administration	672,121	407,593
Total operating expenses	14,617,313	11,747,760
NET OPERATING INCOME	8,571,784	6,627,615
Investment income	516,529	1,824,659
INCOME BEFORE TAXES	9,088,313	8,452,274
Income tax provision	(3,338,715)	(3,121,541)
NET INCOME	$5,749,598	$5,330,733
Earnings per share
Basic	$1.82	$1.67
Diluted	$1.78	$1.67
Weighted average shares outstanding
Basic	3,165,940	3,197,476
Diluted	3,230,900	3,197,476
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$5,749,598	$5,330,733
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation on furniture and equipment	76,105	80,199
Stock-based compensation	1,924,466	1,486,008
Increase in accounts receivable	(394,303)	(1,080,720)
Change in current income taxes	(8,725,576)	678,466
Change in deferred income taxes	2,436,709	313,075
Net investment gain	(549,449)	(1,889,425)
Decrease in accrued compensation	(5,835,286)	(6,376,220)
Excess income tax benefit from stock-based compensation	(166,674)	—
Other changes in assets and liabilities	(844,856)	(707,787)
Net cash used in operating activities	(6,329,266)	(2,165,671)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(56,556)	(305,257)
Cost of investments purchased and other portfolio activity	(15,308,201)	—
Net cash used in investing activities	(15,364,757)	(305,257)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shares withheld related to employee tax withholding	(314,796)	—
Excess income tax benefit from stock-based compensation	166,674	—
Net cash used in financing activities	(148,122)	—
CASH AND CASH EQUIVALENTS
Net change during the period	(21,842,145)	(2,470,928)
At beginning of period	33,106,972	7,870,908
At end of period	$11,264,827	$5,399,980
Supplemental cash flow information:
Income taxes paid	$9,700,831	$2,130,000
Supplemental disclosure of non-cash transactions:
Common stock issued as incentive compensation	3,753,088	4,606,008
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
Accounts Receivable
Accounts receivable are recorded when they are due and are presented on the balance sheet net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of those individuals or entities that owe the receivable. No allowance for doubtful accounts was deemed necessary at March 31, 2014 or December 31, 2013.
Valuation of Investment Portfolio
Investments held by the Company are valued based upon the definition of Level 1 inputs and Level 2 inputs. Level 1 inputs are defined as fair values which use quoted prices in active markets for identical assets or liabilities. Level 2 inputs are defined as quoted prices in markets that are not considered to be active for identical assets or liabilities, quoted prices in active markets for similar assets or liabilities, and inputs other than quoted prices that are directly observable or that may be corroborated indirectly with observable market data. The following table summarizes the values of the Company’s investments based upon Level 1 and Level 2 inputs as of March 31, 2014 and December 31, 2013:

Note 2 Significant Accounting Policies (Continued)

	March 31, 2014	December 31, 2013
Level 1 Inputs	$36,869,820	$32,528,367
Level 2 Inputs	4,520,041	3,001,461
Level 1 investments are all registered investment companies (mutual funds) and include $6.8 million and $16.8 million, respectively, of money market mutual funds that the Company classifies as cash equivalents. Level 2 investments are all limited partnerships whose net asset value was determined based upon readily available market quotations of individual securities held by the partnerships. The Company determines transfers between fair value hierarchy levels at the end of the reporting period. There were no transfers in or out of the levels.
Limited Partnership Interests
DHCM is the managing member of Diamond Hill General Partner, LLC (the “General Partner”), the general partner of Diamond Hill Investment Partners, L.P. (“DHIP”), Diamond Hill Global Fund, L.P. ("DHGF"), and Diamond Hill Valuation-Weighted 500, L.P. (“DHVW”) (collectively, the “Partnerships”), each a limited partnership whose underlying assets consist of marketable securities.
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
Deferred Compensation Liability
Deferred compensation liability represents compensation that will be paid out upon satisfactory completion of certain performance-based and/or time-based criteria specified in employee award agreements or deferred compensation elections.

Note 2 Significant Accounting Policies (Continued)

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
Revenue Recognition – Incentive Revenue
The Company manages certain client accounts that provide for variable incentive fees. These fees are currently based on client investment results over rolling five year periods. For variable incentive fees based on a formula, there are two methods by which incentive revenue may be recorded. Under “Method 1”, incentive fees are recorded at the end of the contract measurement period; under “Method 2”, the incentive fees are recorded periodically and calculated as the amount that would be due under the formula at any point in time as if the contract was terminated at that date. Management has chosen Method 1, in which incentive fees are recorded at the end of the contract measurement period for the specific client in which the incentive fee applies. The table below shows AUM subject to incentive fees and the incentive fees, as calculated under each of the above methods:

	As Of March 31,
	2014	2013
AUM Contractual Period Ends:
Quarter Ended June 30, 2017	$389,747,078	$306,975,487
Quarter Ended December 31, 2018	92,348,018	—
Total AUM Subject to Incentive Fees	$482,095,096	$306,975,487

	For the Three Months Ended
	Ended March 31,
	2014	2013
Incentive Fees Under Method 1:
Contractual Period Ends:
Quarter Ended June 30, 2017	$—	$—
Quarter Ended December 31, 2018	—	—
Total Incentive Fees Under Method 1	$—	$—
Incentive Fees Under Method 2:
Contractual Period Ends:
Quarter Ended June 30, 2017	$4,647,204	$1,146,468
Quarter Ended December 31, 2018	—	—
Total Incentive Fees Under Method 2	$4,647,204	$1,146,468

Method 2 in the table illustrates the revenue that would be recognized if the variable incentive fee contract was terminated as of March 31, 2014 or 2013. The contractual end dates highlight the time remaining until the variable incentive fees are scheduled to be earned. The amounts under Method 2 above will increase or decrease based on future client investment results through the contractual period end, and there is no assurance that the above amounts will ultimately be earned.
Revenue Recognition – Mutual Fund Administration
DHCM has an administrative and transfer agency services agreement with the Funds, under which DHCM performs certain services for each Fund. These services include mutual fund administration, fund accounting, transfer agency and other related functions. For performing these services, each Fund pays DHCM a fee, which is calculated using an annual rate of 0.25% for Class A, C, and I shares and 0.10% for Class Y shares times the average daily net assets of each respective series and share class.

Note 2 Significant Accounting Policies (Continued)

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
Mutual fund administration gross and net revenue are summarized below:

	Three Months Ended March 31,
	2014	2013
Mutual fund administration:
Administration revenue, gross	$5,043,417	$3,615,730
12b-1/service fees and commission revenue received from fund clients	2,481,771	1,812,388
12b-1/service fees and commission expense payments to third parties	(2,156,513)	(1,588,813)
Fund related expense	(2,089,175)	(1,320,572)
Revenue, net of fund related expenses	3,279,500	2,518,733
DHCM C-Share financing:
Broker commission advance repayments	173,890	56,658
Broker commission amortization	(175,100)	(54,010)
Financing activity, net	(1,210)	2,648
Mutual fund administration revenue, net	$3,278,290	$2,521,381

Contractual Expense Reimbursements
During the fourth quarter of 2013, BHIL entered into an agreement with a third party investment adviser to provide staff to support the wholesaling functions and sales support services to distribute shares of the registered investment companies managed by the third party investment adviser and distributed by BHIL. Under the agreement, the third party investment adviser is obligated to reimburse BHIL for all expenses incurred in association with these efforts. The amount of expense incurred and reimbursed for the three months ended March 31, 2014 was $398,248. In addition, the third party investment adviser is obligated to reimburse BHIL for any contractual obligations entered into by BHIL as a result of this arrangement.

Note 2 Significant Accounting Policies (Continued)

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
The Company is subject to examination by various federal, state and local jurisdictions for various tax periods. The Company’s income tax positions are based on research and interpretations of the income tax laws and rulings in each of the jurisdictions in which the Company does business. Due to the subjectivity of interpretations of laws and rulings in each jurisdiction, the differences and interplay in tax laws between those jurisdictions, as well as the inherent uncertainty in estimating the final resolution of complex tax audit matters, the Company’s estimates of income tax liabilities may differ from actual payments or assessments. The Company regularly assesses its position with regard to tax exposures and records liabilities for these uncertain tax positions and related interest and penalties, if any, according to the principles of FASB ASC 740, Income Taxes. The Company records interest and penalties, if any, within the income tax provision on the income statement. As of March 31, 2014, the Company has not recorded any liability for uncertain tax positions.
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
Note 3 Investment Portfolio
As of March 31, 2014, the Company held investments (excluding money market funds, included with cash and cash equivalents) worth $34.6 million with an estimated cost basis of $26.9 million. The following table summarizes the fair value of these investments as of March 31, 2014 and December 31, 2013:

	As of
	March 31, 2014	December 31, 2013
Diamond Hill Small Cap Fund	$90,981	$—
Diamond Hill Small-Mid Cap Fund	91,490	—
Diamond Hill Mid Cap Fund	10,216,718	—
Diamond Hill Large Cap Fund	1,252,670	—
Diamond Hill Select Fund	672,607	—
Diamond Hill Long-Short Fund	1,429,487	1,287,745
Diamond Hill Financial Long-Short Fund	1,168,846	1,131,034
Diamond Hill Research Opportunities Fund	14,334,100	13,305,830
Diamond Hill Strategic Income Fund	806,780	—
Diamond Hill Investment Partners, L.P.	1,155	1,133
Diamond Hill Global Fund, L.P.	1,467,879	—
Diamond Hill Valuation-Weighted 500, L.P.	3,051,007	3,000,328
Total Investment Portfolio	$34,583,720	$18,726,070

The above investment portfolio includes the following amounts related to deferred compensation liabilities:

As of
March 31, 2014	December 31, 2013
5,206,252	1,287,745

Note 3 Investment Portfolio (Continued)

DHCM is the managing member of the General Partner, which is the general partner of the Partnerships. The underlying assets of the Partnerships are cash and marketable equity securities. Summary financial information, including the Company’s carrying value and income from the Partnerships, is as follows:

	As of
	March 31, 2014	December 31, 2013
Total partnership assets	$122,544,481	$122,106,403
Total partnership liabilities	22,455,061	25,217,600
Net partnership assets	$100,089,420	$96,888,803
DHCM’s portion of net assets	$4,520,041	$3,001,461

	For the Three Months Ended	For the Year Ended
	March 31, 2014	December 31, 2013
Net partnership income	$1,700,616	$24,294,495
DHCM’s portion of net income	$93,580	$899,958
Note 4 Capital Stock
Common Shares
The Company has only one class of securities outstanding, Common Shares, no par value per share.
Authorization of Preferred Shares
The Company’s Amended and Restated Articles of Incorporation authorize the issuance of 1,000,000 shares of “blank check” preferred shares with such designations, rights and preferences, as may be determined from time to time by the Company’s Board of Directors. The Board of Directors is authorized, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting or other rights of the holders of the Common Shares. There were no shares of preferred stock issued or outstanding at either March 31, 2014 or December 31, 2013.
Note 5 Compensation Plans
Equity Incentive Plans
2011 Equity and Cash Incentive Plan
At the Company’s annual shareholder meeting on April 26, 2011, shareholders approved the 2011 Equity and Cash Incentive Plan (“2011 Plan”). The 2011 Plan is intended to facilitate the Company’s ability to attract and retain staff, provide additional incentive to employees, directors and consultants, and promote the success of the Company’s business. The 2011 Plan authorizes the issuance of 600,000 Common Shares of the Company in various forms of equity awards. The 2011 Plan also authorizes cash incentive awards. As of March 31, 2014, there were 193,392 Common Shares available for awards under the 2011 Plan. The 2011 Plan provides that the Board of Directors, or a committee appointed by the Board, may grant awards and otherwise administer the 2011 Plan. Restricted stock units and restricted stock grants issued under the 2011 Plan, which vest over time, are recorded as deferred compensation in the equity section of the balance sheet on the grant date and then recognized as compensation expense based on the grant date price over the vesting period of the respective grant. Stock grants issued under the 2011 Plan are recorded as compensation expense based on the grant date price.
2005 Employee and Director Equity Incentive Plan
At the Company’s annual shareholder meeting on May 12, 2005, the shareholders approved the 2005 Employee and Director Equity Incentive Plan (“2005 Plan”). There are no longer any Common Shares available for future issuance under the 2005 Plan, although outstanding grants under the 2005 Plan remain issued and outstanding. Restricted stock grants issued under the 2005 Plan, which vest over time, were recorded as deferred compensation in the equity section of the balance sheet on the grant

Note 5 Compensation Plans (Continued)

date and then recognized as compensation expense based on the grant date price over the vesting period of the respective grant. Stock grants issued under the 2005 Plan were recorded as compensation expense based on the grant date price.
Restricted Stock Transactions
The Company issues restricted stock units and restricted stock awards (collectively, "Restricted Stock"). Restricted stock units represent shares which may be issued in the future whereas restricted stock awards represent shares issued and outstanding upon grant with vesting restrictions. The following table represents a roll-forward of outstanding Restricted Stock pursuant to the 2011 and 2005 Plans and related activity during the three months ended March 31, 2014 and the year ended December 31, 2013:

	Shares	Weighted-Average Grant Date Price per Share
Outstanding Restricted Stock as of December 31, 2012	319,988	$74.22
Grants issued	32,000	85.63
Grants vested	(39,749)	80.77
Grants forfeited	(140)	77.81
Outstanding Restricted Stock as of December 31, 2013	312,099	$74.17
Grants issued	22,163	117.07
Grants vested	(7,500)	56.79
Grants forfeited	(3,000)	78.29
Total outstanding Restricted Stock as of March 31, 2014	323,762	$77.84
Total deferred compensation related to unvested Restricted Stock grants was $12.4 million as of March 31, 2014. Compensation expense related to restricted stock units is calculated based upon the fair market value of the common stock on grant date reduced by the present value of expected dividends during the requisite service period discounted at the appropriate risk-free interest rate and is further adjusted for estimated forfeitures. Compensation expense related to the restricted stock grants is calculated based upon the fair market value of the common stock on grant date adjusted for estimated forfeitures. Compensation expense recognition of deferred equity compensation over the remaining service periods is as follows:

Nine Months Remaining In
2014	2015	2016	2017	2018	2019	Total
$4,221,498	$4,548,634	$1,859,491	$1,243,071	$479,470	$36,146	$12,388,310
Stock Grant Transactions
The following table represents stock grant transactions during the three months ended March 31, 2014 and 2013:

	Shares Issued	Grant Date Value
March 31, 2014	33,745	$3,984,817
March 31, 2013	59,006	4,606,008

Note 5 Compensation Plans (Continued)

401(k) Plan
The Company sponsors a 401(k) plan under which all employees are eligible to participate. Employees may contribute a portion of their compensation, subject to certain limits based on federal tax laws. The Company makes matching contributions of common shares of the Company with a value equal to 200 percent of the first six percent of an employee’s compensation contributed to the plan. Employees become fully vested in the matching contributions after six plan years of employment. The following table summarizes the Company’s expenses attributable to the plan during the three months ended March 31, 2014 and 2013:

	March 31, 2014	March 31, 2013
Three Months Ended	$323,744	$280,213
Deferred Compensation Plans
On April 24, 2013, the Board of Directors approved the Diamond Hill Fixed Term Deferred Compensation Plan and the Diamond Hill Variable Term Deferred Compensation Plan (collectively the “Plans”). Under the Plans, participants may elect to voluntarily defer, for a minimum of five years, certain incentive compensation, which the Company then contributes into the Plans. Each participant is responsible for designating investment options for assets they contribute, and the distribution paid to each participant reflects any gains or losses on the assets realized while in the Plans. Assets held in the Plans will be included in the Company’s investment portfolio and the associated obligation to participants is included in deferred compensation liability. Assets held in the Plans consist of the Diamond Hill Funds and are recorded at fair value. The first deferrals into the Plans were made during the first quarter of 2014 and are valued at $3.9 million as of March 31, 2014. Amounts contributed to the Plans are expensed in the year in which the compensation was earned, however a tax deduction for federal and state income taxes is deferred until amounts are distributed from the Plans and reflected as a deferred tax asset.
Note 6 Operating Leases
The Company leases office space at three locations. The following table summarizes the total lease and operating expenses for the three months ended March 31, 2014 and 2013:

	March 31, 2014	March 31, 2013
Three Months Ended	$226,089	$175,888
The approximate future minimum lease payments under the operating leases are as follows:

	Future Minimum Lease Payments
	Nine Months Remaining In
Total	2014	2015	2016	2017	2018	Thereafter
$6,770,000	$518,000	$693,000	$693,000	$693,000	$629,000	$3,544,000
The total approximate future minimum lease payments of $6.8 million include $334 thousand of obligations resulting from a contractual expense reimbursement agreement ("Expense Agreement") with a third party. Under the Expense Agreement, these amounts are required to be reimbursed to the Company by the third party. The obligation of the third party to reimburse the Company for these expenses survives the termination of the Expense Agreement.
In addition to the above lease payments, the Company is also responsible for normal operating expenses of the properties. Such operating expenses were approximately $9.80 per square foot in 2013, on a combined basis, and are expected to be approximately $10.12 per square foot in 2014.

Note 7 Income Taxes
The provision for income taxes for the three months ended March 31, 2014 and 2013 consists of federal, state and city income taxes. The effective tax rates for the three months ended March 31, 2014 and 2013 were 36.7% and 36.9%, respectively.
The net temporary differences incurred to date will reverse in future periods as the Company generates taxable earnings. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets recorded. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2014 and December 31, 2013, no valuation allowance was deemed necessary.
FASB ASC 740, Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company did not record an accrual for tax related uncertainties or unrecognized tax positions as of March 31, 2014 and December 31, 2013. The Company does not expect a change to the reserve for uncertain tax positions within the next twelve months that would have a material impact on the consolidated financial statements. As of March 31, 2014, the Company has recorded no interest expense through the tax provision. As of December 31, 2013, the Company recorded through the tax provision net interest expense of $321 thousand as a result of an IRS examination.
The Company files income tax returns in the federal and all applicable state and local jurisdictions. The Company is subject to federal, state and local examinations by tax authorities for tax years ended December 31, 2010 through 2013.
Note 8 Earnings Per Share
The Company’s common shares outstanding consist of all shares issued and outstanding, including unvested restricted shares. Basic and diluted EPS are calculated under the two-class method. Pursuant to the two-class method, the Company’s unvested restricted stock grants with nonforfeitable rights to dividends are considered participating securities. Dividends are paid on all common shares outstanding at the same rate. Accordingly, the Company has evaluated the impact of earnings per share of all participating securities under the two-class method, noting no impact on earnings per share. Restricted stock grants with forfeitable rights to dividends and restricted stock units are considered dilutive. The following table sets forth the computation for basic and diluted EPS and reconciliation between basic and diluted shares outstanding:

	Three Months Ended March 31,
	2014	2013
Net income	$5,749,598	$5,330,733

Weighted average number of outstanding shares - Basic	3,165,940	3,197,476
Dilutive impact of restricted stock grants with forfeitable rights to dividends	63,326	—
Dilutive impact of restricted stock units	1,634	—
Weighted average number of outstanding shares - Diluted	3,230,900	3,197,476

Earnings per share
Basic	$1.82	$1.67
Diluted	$1.78	$1.67

Note 9 Regulatory Requirements
BHIL, a wholly owned subsidiary of the Company and principal underwriter for mutual funds, is subject to the U.S. Securities and Exchange Commission (“SEC”) uniform net capital rule, which requires the maintenance of minimum net capital. BHIL’s net capital exceeded its minimum net capital requirement at March 31, 2014 and December 31, 2013. The net capital balances, minimum net capital requirements, and ratios of aggregate indebtedness to net capital for BHIL are summarized below as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Net Capital	$336,012	$338,568
Minimum Net Capital Requirement	74,683	90,931
Ratio of Aggregate Indebtedness to Net Capital	3.33 to 1	4.03 to 1
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
Forward-looking Statements
Throughout this Quarterly report on Form 10-Q, the Company may make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to such matters as anticipated operating results, prospects and levels of AUM, technological developments, economic trends (including interest rates and market volatility), expected transactions and similar matters. The words “believe,” “expect,” “anticipate,” “estimate,” “should,” “hope,” “seek,” “plan,” “intend” and similar expressions identify forward-looking statements that speak only as of the date thereof. While the we believe that the assumptions underlying our forward-looking statements are reasonable, investors are cautioned that any of the assumptions could prove to be inaccurate and, accordingly, our actual results and experiences could differ materially from the anticipated results or other expectations expressed in our forward-looking statements. Factors that could cause such actual results or experiences to differ from results discussed in the forward-looking statements include, but are not limited to: the adverse effect from a decline in the securities markets; a decline in the performance of our products; changes in interest rates; changes in national and local economic and political conditions, including the effects of implementation of the Budget Control Act of 2011, the American Taxpayer Relief Act of 2012, the Jumpstart Our Business Startups Act of 2012 and the continuing economic uncertainty in various parts of the world; changes in government policy and regulation, including monetary policy; changes in our ability to attract or retain key employees; unforeseen costs and other effects related to legal proceedings or investigations of governmental and self-regulatory organizations; and other risks identified from time-to-time in other public documents on file with the U. S. Securities and Exchange Commission (“SEC”), including those in Item 1A on Form 10-K. The terms the “Company,” “management,” “we,” “us,” and “our,” mean Diamond Hill Investment Group, Inc. and its subsidiaries.
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
In this section, the Company discusses and analyzes the consolidated results of operations for the three month periods ended March 31, 2014 and 2013, material changes in financial condition and other factors that may affect future financial performance. The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of the results which may be expected for the entire fiscal year.
Assets Under Management
Our revenue is derived primarily from investment advisory and administration fees. Investment advisory and administration fees paid to the Company are generally based on the value of the investment portfolios we manage and fluctuate with changes in the total value of the AUM. Substantially all of our AUM (98.2%) is valued based on readily available market quotations. AUM in the Strategic Income strategy (1.8%) is valued using evaluated prices from an independent third-party provider. Fees are recognized in the period that the Company manages these assets.

Revenues are highly dependent on both the value and composition of AUM. The following is a summary of our AUM by product and investment objective, and a roll-forward of the change in AUM for the three months ended March 31, 2014 and 2013:

	Assets Under Management by Product
	As of March 31,
(in millions)	2014	2013	% Change
Proprietary funds	$8,108	$5,964	36%
Sub-advised funds	490	1,030	-52%
Institutional accounts	4,388	3,580	23%
Total AUM	$12,986	$10,574	23%

	Assets Under Management by Investment Objective
	As of March 31,
(in millions)	2014	2013	% Change
Small Cap	$1,451	$1,082	34%
Small-Mid Cap	844	460	83%
Large Cap	6,664	5,801	15%
Select (All Cap)	382	285	34%
Long-Short	3,407	2,747	24%
Strategic Income	238	199	20%
Total AUM	$12,986	$10,574	23%

	Change in Assets Under Management
	For the Three Months Ended March 31,
(in millions)	2014	2013
AUM at beginning of the period	$12,186	$9,429
Net cash inflows (outflows)
proprietary funds	367	142
sub-advised funds	33	(37)
institutional accounts	160	(33)
	560	72
Net market appreciation and income	240	1,073
Increase during the period	800	1,145
AUM at end of the period	$12,986	$10,574

Consolidated Results of Operations
The following is a discussion of our consolidated results of operations.

	Three Months Ended March 31,
(in thousands, except per share amounts and percentages)	2014	2013	% Change
Net operating income	$8,572	$6,628	29%
Net operating income after tax(a)	$5,423	$4,180	30%
Net income	$5,750	$5,331	8%
Net operating income after tax per diluted share(a)	$1.68	$1.31	28%
Net income per diluted share	$1.78	$1.67	7%
Operating profit margin	37%	36%	NM

(a)	Net operating income after tax is a non-GAAP performance measure. See Use of Supplemental Data as Non-GAAP Performance Measure on page 20 of this report.
Three Months Ended March 31, 2014 compared with Three Months Ended March 31, 2013
The Company generated net income of $5.7 million ($1.78 per diluted share) for the three months ended March 31, 2014, compared with net income of $5.3 million ($1.67 per diluted share) for the three months ended March 31, 2013. Operating income increased by $1.9 million period over period due to an increase in AUM, resulting in a $4.8 million increase in revenue. The revenue increase was offset by an increase in operating expenses of $2.9 million, related to higher compensation due to staffing and merit increases, an increase in incentive compensation, and an increase in restricted stock expenses. A positive investment return of $517 thousand due to market appreciation further contributed to the overall increase in net income for the three months ended March 31, 2014. Income tax provision increased $217 thousand from the three months ended March 31, 2013 to the three months ended March 31, 2014 primarily due to an overall increase in book income. Operating profit margin increased to 37% for the first quarter 2014 from 36% for the first quarter 2013. We expect that our operating margin will fluctuate from period to period based on various factors including revenues; investment results; employee performance; staffing levels; development of investment strategies, products, or channels; and industry comparisons.
Revenue

	Three Months Ended March 31,
(in thousands)	2014	2013	% Change
Investment advisory	$19,911	$15,854	26%
Mutual fund administration, net	3,278	2,521	30%
Total	$23,189	$18,375	26%
As a percent of total first quarter 2014 revenues, investment advisory fees accounted for 86% and mutual fund administration fees made up the remaining 14%. This compared to 86% and 14%, respectively, for first quarter 2013.
Investment Advisory Fees. Investment advisory fees increased by $4.1 million, or 26%, from the quarter ended March 31, 2013 to the quarter ended March 31, 2014. Investment advisory fees are calculated as a percentage of average net AUM at various rates depending on the investment product. The increase in investment advisory fees was driven by an increase of 23% in average AUM quarter over quarter and an increase of one basis point in the average advisory fee rate from 0.63% for the quarter ended March 31, 2013 to 0.64% for the quarter ended March 31, 2014. The increase in the average advisory fee rate is primarily due to a shift in the overall composition of AUM to higher fee rate strategies.
Mutual Fund Administration Fees. Mutual fund administration fees increased $757 thousand, or 30%, from the quarter ended March 31, 2013 to the quarter ended March 31, 2014. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of average Funds AUM, and all Beacon Hill fee revenue. The increase in mutual fund administration fees is due to a 38% increase in average Funds AUM from $5.6 billion for the quarter ended

March 31, 2013 to $7.7 billion for the quarter ended March 31, 2014 offset by a decrease of two basis points in the net administration fee rate from 0.16% for the quarter ended March 31, 2013 to 0.14% for the quarter ended March 31, 2014 due to an increase in mutual fund agent expenses, which are netted against mutual fund administration fees, during the quarter ended March 31, 2014 compared to the quarter ended March 31, 2013.
Expenses

	Three Months Ended March 31,
(in thousands)	2014	2013	% Change
Compensation and related costs	$11,872	$9,513	25%
General and administrative	1,581	1,392	14%
Sales and marketing	492	434	13%
Mutual fund administration	672	408	65%
Total	$14,617	$11,747	24%
Compensation and Related Costs. Employee compensation and benefits increased by $2.4 million, or 25%, from the quarter ended March 31, 2013 compared to the quarter ended March 31, 2014, due to an increase of $449 thousand in salaries and related benefits due to an increase in staffing and merit levels, an increase of $552 thousand in restricted stock expense due to additional restricted stock transactions after the first quarter of 2013, and an increase of $1.4 million in incentive compensation during first quarter of 2014 due to growth in the business.
General and Administrative. General and administrative expenses increased by $189 thousand, or 14%, from the quarter ended March 31, 2013 to the quarter ended March 31, 2014. This increase is primarily due to additional research expenses to support our investment team, an increase in system infrastructure and information technology expenses, additional rent related to the expansion of our office space, and an increase in corporate audit and legal expenses.
Sales and Marketing. Sales and marketing expenses increased by $58 thousand, or 13%, from the quarter ended March 31, 2013 to the quarter ended March 31, 2014. The increase was due to an overall increase in travel and consulting related to business development and retention efforts and payments made to third party intermediaries related to sales of our proprietary funds, offset by a reduction in costs related to the production of marketing materials.
Mutual Fund Administration. Mutual fund administration expenses increased by $265 thousand, or 65%, from the quarter ended March 31, 2013 to the quarter ended March 31, 2014. Mutual fund administration expenses consist of both variable and fixed expenses. The variable expenses are based on the amount of Fund AUM and the number of shareholder accounts. The increase is primarily due to a restructuring of certain servicing contracts for Diamond Hill Funds to shift the expense obligation from the Funds to the Company. This effectively lowered the expense ratio of the Funds by approximately one basis point and increased the mutual fund administration expense of the Company by the same amount. An increase in the number of shareholder accounts as well as an increase in the average Funds AUM of 38% from the quarter ended March 31, 2013 to the quarter ended March 31, 2014 also contributed to the increase.
Liquidity and Capital Resources
Sources of Liquidity
The Company’s main source of liquidity is cash flow from operating activities, which is generated from investment advisory and fund administration fees. Our entire investment portfolio is in readily marketable securities, which provide for cash liquidity, if needed. Investments in mutual funds are valued at their quoted current net asset value. Investments in private investment funds are valued independently based on readily available market quotations. Inflation is expected to have no material impact on our performance. Cash and cash equivalents, accounts receivable, and investments represent approximately 84% and 86% of total assets as of March 31, 2014 and December 31, 2013, respectively. We believe these sources of liquidity, as well as our continuing cash flows from operating activities, will be sufficient to meet our current and future operating needs for at least the next 12 months.

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
Working Capital
As of March 31, 2014, the Company had working capital of approximately $48.2 million, compared to $34.4 million at December 31, 2013. Working capital includes cash, securities owned and current receivables, net of all liabilities. The Company has no debt, and we believe our available working capital is sufficient to cover current expenses. We expect to have sufficient working capital to cover anticipated capital expenditures that could range from $500 thousand to $1 million during 2014 related to office expansion to support our growth.
Cash Flow Analysis
Cash Flows from Operating Activities
The Company’s cash flows from operating activities are calculated by adjusting net income to reflect other significant operating sources and uses of cash, certain significant non-cash items such as share-based compensation, and timing differences in the cash settlement of operating assets and liabilities.
For the three months ended March 31, 2014, net cash used in operating activities totaled $6.3 million. For the three months ended March 31, 2013, net cash used by operating activities totaled $2.2 million, respectively.
Cash Flows from Investing Activities
The Company’s cash flows from investing activities consist primarily of capital expenditures and the purchase and redemption of our investment portfolio.
Cash flows used in investing activities totaled $15.4 million for the three months ended March 31, 2014 primarily related to purchases into the Company’s corporate investments. Cash flows used in investing activities totaled $305 thousand for the three months ended March 31, 2013 related to purchases of furniture and equipment.
Cash Flows from Financing Activities
The Company’s cash flows from financing activities may consist of the payment of special dividends, the repurchase of common shares, and shares withheld related to employee tax withholding.
For the three months ended March 31, 2014, net cash used by financing activities totaled $148 thousand related to shares withheld related to employee tax withholding, offset by excess income tax benefit from stock-based compensation. For the three months ended March 31, 2013, there were no cash flows in financing activities.
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

	Three Months Ended March 31,
(in thousands, except per share data)	2014	2013
Net operating income, GAAP basis	$8,572	$6,628
Non-GAAP adjustments:
Tax provision excluding impact of investment income	3,149	2,448
Net operating income after tax, non-GAAP basis	$5,423	$4,180
Net operating income after tax per diluted share, non-GAAP basis	$1.68	$1.31
Diluted weighted average shares outstanding, GAAP basis	3,231	3,197
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
Critical Accounting Policies and Estimates
There have been no material changes to the Critical Accounting Policies and Estimates provided in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 3:	Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in the information provided in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:	OTHER INFORMATION

ITEM 1:	Legal Proceedings
From time to time, the Company is party to ordinary routine litigation that is incidental to its business. There are currently no material legal proceedings pending to which the Company or any subsidiary is a party.

ITEM 1A:	Risk Factors
There has been no material change to the information provided in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended March 31, 2014, the Company did not purchase any of its Common Shares and did not sell any Common Shares that were not registered under the Securities Act of 1933. The following table sets forth information regarding the Company’s repurchase program of its Common Shares during the first quarter of fiscal year 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2014 through January 31, 2014	—	—	—	318,433
February 1, 2014 through February 28, 2014	—	—	—	318,433
March 1, 2014 through March 31, 2014	—	—	—	318,433

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
DIAMOND HILL INVESTMENT GROUP, INC.

Date	Title	Signature

April 30, 2014	President, Chief Executive Officer, and a Director	/s/ R. H. Dillon
R. H. Dillon

April 30, 2014	Chief Financial Officer, Treasurer, Secretary, and a Director	/s/ James F. Laird
James F. Laird