Form 10-Q
period 2014-06-30
DIAMOND HILL INVESTMENT GROUP INC
filed 2014-07-30
CIK 909108

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes:  ☐    No:  ☒
The number of shares outstanding of the issuer’s common stock, as of July 25, 2014, is 3,306,719 shares.

DIAMOND HILL INVESTMENT GROUP, INC.

PART I:	FINANCIAL INFORMATION

ITEM 1:	Consolidated Financial Statements
Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	6/30/2014	12/31/2013
	(Unaudited)
ASSETS
Cash and cash equivalents	$27,237,563	$33,106,972
Investment portfolio	36,091,706	18,726,070
Accounts receivable	14,480,571	13,002,295
Prepaid expenses	1,340,927	1,489,713
Furniture and equipment, net of depreciation	898,744	964,943
Income tax receivable	1,704,063	—
Deferred taxes	5,631,764	8,063,425
Total assets	$87,385,338	$75,353,418
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$4,030,471	$4,049,240
Accrued incentive compensation	13,117,000	19,606,881
Deferred compensation	5,394,414	1,287,745
Income taxes payable	—	5,466,562
Total liabilities	22,541,885	30,410,428
Commitments and contingencies	—	—
Shareholders’ Equity
Common stock, no par value 7,000,000 shares authorized; 3,306,084 issued and outstanding at June 30, 2014 (inclusive of 314,612 unvested shares); 3,257,247 issued and outstanding at December 31, 2013 (inclusive of 312,099 unvested shares)	80,589,385	72,642,933
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred equity compensation	(12,121,182)	(11,397,560)
Accumulated deficit	(3,624,750)	(16,302,383)
Total shareholders’ equity	64,843,453	44,942,990
Total liabilities and shareholders’ equity	$87,385,338	$75,353,418

Book value per share	$19.61	$13.80
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REVENUES:
Investment advisory	$21,940,096	$17,090,321	$41,850,903	$32,944,314
Mutual fund administration, net	3,500,117	2,823,780	6,778,406	5,345,162
Total revenue	25,440,213	19,914,101	48,629,309	38,289,476
OPERATING EXPENSES:
Compensation and related costs	12,725,289	10,357,680	24,597,243	19,871,092
General and administrative	1,715,833	1,421,116	3,297,188	2,813,584
Sales and marketing	591,157	563,516	1,083,038	997,804
Mutual fund administration	734,329	420,098	1,406,450	827,691
Total operating expenses	15,766,608	12,762,410	30,383,919	24,510,171
NET OPERATING INCOME	9,673,605	7,151,691	18,245,390	13,779,305
Investment income	1,321,914	728,725	1,838,442	2,553,384
INCOME BEFORE TAXES	10,995,519	7,880,416	20,083,832	16,332,689
Income tax provision	(4,067,485)	(3,168,871)	(7,406,199)	(6,290,412)
NET INCOME	$6,928,034	$4,711,545	$12,677,633	$10,042,277
Earnings per share
Basic	$2.17	$1.45	$3.98	$3.12
Diluted	$2.12	$1.45	$3.90	$3.12
Weighted average shares outstanding
Basic	3,198,231	3,248,197	3,182,175	3,222,977
Diluted	3,268,296	3,248,197	3,254,672	3,222,977
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$12,677,633	$10,042,277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation on furniture and equipment	146,232	165,533
Stock-based compensation	3,608,289	3,006,652
Increase in accounts receivable	(1,478,276)	(1,191,096)
Change in current income taxes	(6,943,752)	627,348
Change in deferred income taxes	2,431,661	(1,366,935)
Net investment gain	(2,057,435)	(2,644,562)
Increase (decrease) in accrued compensation	1,369,876	(853,327)
Excess income tax benefit from stock-based compensation	(226,873)	—
Other changes in assets and liabilities	130,017	(416,160)
Net cash provided by operating activities	9,657,372	7,369,730
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(80,033)	(334,429)
Cost of investments purchased and other portfolio activity	(15,308,201)	(2,000,000)
Net cash used in investing activities	(15,388,234)	(2,334,429)
CASH FLOWS FROM FINANCING ACTIVITIES:
Value of shares withheld related to employee tax withholding	(365,420)	(56,732)
Excess income tax benefit from stock-based compensation	226,873	—
Net cash used in financing activities	(138,547)	(56,732)
CASH AND CASH EQUIVALENTS
Net change during the period	(5,869,409)	4,978,569
At beginning of period	33,106,972	7,870,908
At end of period	$27,237,563	$12,849,477
Supplemental cash flow information:
Income taxes paid	$12,089,759	$7,030,000
Supplemental disclosure of non-cash transactions:
Common stock issued as incentive compensation	3,753,088	4,606,008
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Notes to Consolidated Financial Statements (unaudited)
Note 1 Business and Organization
Diamond Hill Investment Group, Inc. (the “Company”), an Ohio corporation formed in 1990, derives its consolidated revenues and net income from investment advisory and fund administration services. The Company has three operating subsidiaries.
Diamond Hill Capital Management, Inc. (“DHCM”), an Ohio corporation, is a wholly owned subsidiary of the Company and a registered investment adviser. DHCM is the investment adviser to the Diamond Hill Funds (the “Funds”), a series of open-end mutual funds, private investment funds (“Private Funds”), and other institutional accounts. In addition, DHCM is administrator for the Funds.
Beacon Hill Fund Services, Inc. (“BHFS”), an Ohio corporation, is a wholly owned subsidiary of the Company. BHFS provides compliance, treasury, and other fund administration services to investment advisers and mutual funds. BHIL Distributors, Inc. (“BHIL”), an Ohio corporation, is a wholly owned subsidiary of BHFS. BHIL provides underwriting to mutual funds. BHFS and BHIL collectively operate as "Beacon Hill".
Note 2 Significant Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses for the periods. Actual results could differ from those estimates. Certain prior period amounts and disclosures may have been reclassified to conform to the current period financial presentation. Book value per share is computed by dividing total shareholders’ equity by the number of shares issued and outstanding at the end of the measurement period. The following is a summary of the Company’s significant accounting policies:
Principles of Consolidation
The accompanying consolidated financial statements include the operations of the Company and its subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.
Segment Information
Management has determined that the Company operates in one business segment, namely providing investment management and administration services to mutual funds, institutional accounts, and private investment funds. Therefore, no disclosures relating to operating segments are presented in annual or interim financial statements.
Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and money market mutual funds.
Accounts Receivable
Accounts receivable are recorded when they are due and are presented on the balance sheet net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of those individuals or entities that owe the receivable. No allowance for doubtful accounts was deemed necessary at June 30, 2014 or December 31, 2013.
Valuation of Investment Portfolio
Investments held by the Company are valued based upon the definition of Level 1 inputs and Level 2 inputs. Level 1 inputs are defined as fair values which use quoted prices in active markets for identical assets or liabilities. Level 2 inputs are defined as quoted prices in markets that are not considered to be active for identical assets or liabilities, quoted prices in active markets for similar assets or liabilities, and inputs other than quoted prices that are directly observable or that may be corroborated indirectly with observable market data. The following table summarizes the values of the Company’s investments based upon Level 1 and Level 2 inputs as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Level 1 Inputs	$53,157,565	$32,528,367
Level 2 Inputs	4,742,369	3,001,461
Level 1 investments are all registered investment companies (mutual funds) and include as of June 30, 2014 and December 31, 2013, $21.8 million and $16.8 million, respectively, of money market mutual funds that the Company classifies as cash equivalents. Level 2 investments are all limited partnerships whose net asset value was determined based upon readily available market quotations of individual securities held by the partnerships. The limited partnership investments are not subject to lockup periods and can be redeemed on demand. The Company determines transfers between fair value hierarchy levels at the end of the reporting period. There were no transfers in or out of the levels for the periods presented.
Limited Partnership Interests
DHCM is the managing member of Diamond Hill General Partner, LLC (the “General Partner”), which is the general partner of Diamond Hill Investment Partners, L.P. (“DHIP”), Diamond Hill Global Fund, L.P. ("DHGF"), and Diamond Hill Valuation-Weighted 500, L.P. (“DHVW”) (collectively, the “Partnerships”), each a limited partnership whose underlying assets consist of marketable securities.
DHCM, in its role as managing member of the General Partner, has the power to direct each Partnership’s economic activities and the right to receive investment advisory and performance incentive fees that may be significant to the Partnerships. The Company evaluated these Partnerships to determine whether or not to consolidate the entities in accordance with Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") 810, Consolidation. Certain of these Partnerships are considered to be variable interest entities (“VIEs”) while others are considered to be voting rights entities (“VREs”), both of which are subject to consolidation consideration. The Company would consolidate VIEs where the Company is considered the primary beneficiary or VREs where the General Partner is considered to control the Partnership. For the Partnerships that were considered VIEs, the Company was not deemed to be the primary beneficiary. For the Partnerships that were considered VREs, it was determined that the DHCM in its role of managing member of the General Partner did not control the Partnerships. Therefore, the investments are accounted for under the equity method rather than being consolidated in the accompanying financial statements.
DHCM’s investments in these Partnerships are reported as a component of the Company’s investment portfolio, valued at DHCM’s proportionate interest in the net asset value of the marketable securities held by the Partnerships. The Partnerships are not subject to lockup periods and can be redeemed on demand. Gains and losses attributable to changes in the value of DHCM’s interests in the Partnerships are included in the Company’s reported investment income. The Company’s exposure to loss as a result of its involvement with the Partnerships is limited to the amount of its investments. DHCM is not obligated to provide financial or other support to the Partnerships, other than its investments to date and its contractually provided investment advisory responsibilities, and has not provided such support. The Company has not provided liquidity arrangements, guarantees or other commitments to support the Partnerships’ operations, and the Partnerships’ creditors and interest holders have no recourse to the general credit of the Company.
Certain board members, officers and employees of the Company invest in DHIP and are not subject to a management fee or an incentive fee. These individuals receive no remuneration as a result of their personal investment in DHIP. The capital of the General Partner is not subject to a management fee or an incentive fee.
Furniture and Equipment
Furniture and equipment, consisting of computer equipment, furniture, and fixtures, are carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful life.
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

	As Of June 30,
	2014	2013
AUM Contractual Period Ends:
Quarter Ended June 30, 2017	$402,429,364	$331,253,656
Quarter Ended December 31, 2018	96,462,568	—
Total AUM Subject to Incentive Fees	$498,891,932	$331,253,656

	For the Three Months Ended		For the Six Months Ended
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Incentive Fees Under Method 1:
Contractual Period Ends:
Quarter Ended June 30, 2017	$—	$—	$—	$—
Quarter Ended December 31, 2018	—	—	—	—
Total Incentive Fees Under Method 1	$—	$—	$—	$—
Incentive Fees Under Method 2:
Contractual Period Ends:
Quarter Ended June 30, 2017	$3,614,204	$2,464,815	$3,614,204	$2,464,815
Quarter Ended December 31, 2018	—	—	—	—
Total Incentive Fees Under Method 2	$3,614,204	$2,464,815	$3,614,204	$2,464,815

Method 2 in the table illustrates the revenue that would be recognized if the variable incentive fee contract was terminated as of June 30, 2014 or 2013. The contractual end dates highlight the time remaining until the variable incentive fees are scheduled to be earned. The amounts under Method 2 above will increase or decrease based on future client investment results through the contractual period end, and there is no assurance that the above amounts will ultimately be earned.
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
Mutual fund administration gross and net revenue are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Mutual fund administration:
Administration revenue, gross	$5,565,081	$4,015,154	$10,608,498	$7,630,884
12b-1/service fees and commission revenue received from fund clients	2,689,494	1,984,681	5,171,264	3,797,068
12b-1/service fees and commission expense payments to third parties	(2,342,897)	(1,738,197)	(4,499,409)	(3,327,009)
Fund related expense	(2,419,569)	(1,439,651)	(4,508,744)	(2,760,223)
Revenue, net of fund related expenses	3,492,109	2,821,987	6,771,609	5,340,720
DHCM C-Share financing:
Broker commission advance repayments	218,108	64,674	391,999	121,332
Broker commission amortization	(210,100)	(62,881)	(385,202)	(116,890)
Financing activity, net	8,008	1,793	6,797	4,442
Mutual fund administration revenue, net	$3,500,117	$2,823,780	$6,778,406	$5,345,162

Contractual Expense Reimbursements
During the fourth quarter of 2013, BHIL entered into an agreement with a third party investment adviser to provide staff to support the wholesaling functions and sales support services to distribute shares of the registered investment companies managed by the third party investment adviser and distributed by BHIL. Under the agreement, the third party investment adviser is obligated to reimburse BHIL for all expenses incurred in association with these efforts. The amount of expense incurred and reimbursed for the three and six months ended June 30, 2014 was $401,313 and $797,354, respectively. In addition, the third party investment adviser is obligated to reimburse BHIL for any contractual obligations entered into by BHIL as a result of this arrangement.

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
The Company is subject to examination by various federal, state and local jurisdictions for various tax periods. The Company’s income tax positions are based on research and interpretations of the income tax laws and rulings in each of the jurisdictions in which the Company does business. Due to the subjectivity of interpretations of laws and rulings in each jurisdiction, the differences and interplay in tax laws between those jurisdictions, as well as the inherent uncertainty in estimating the final resolution of complex tax audit matters, the Company’s estimates of income tax liabilities may differ from actual payments or assessments. The Company regularly assesses its position with regard to tax exposures and records liabilities for these uncertain tax positions and related interest and penalties, if any, according to the principles of FASB ASC 740, Income Taxes. As of June 30, 2014, the Company has not recorded any liability for uncertain tax positions. The Company records interest and penalties, if any, within the income tax provision on the income statement.
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
Recently Issued Accounting Standards
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, which supersedes existing accounting standards for revenue recognition and creates a single framework. The new guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period and requires either a retrospective or a modified retrospective approach to adoption. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements and related disclosures, as well as the transition methods. Early adoption is prohibited.

Note 3 Investment Portfolio
As of June 30, 2014, the Company held investments (excluding money market funds, included with cash and cash equivalents) worth $36.1 million with an estimated cost basis of $26.9 million. The following table summarizes the fair value of these investments as of June 30, 2014 and December 31, 2013:

	As of
	June 30, 2014	December 31, 2013
Diamond Hill Small Cap Fund	$96,610	$—
Diamond Hill Small-Mid Cap Fund	97,081	—
Diamond Hill Mid Cap Fund	10,767,562	—
Diamond Hill Large Cap Fund	1,306,268	—
Diamond Hill Select Fund	697,723	—
Diamond Hill Long-Short Fund	1,486,841	1,287,745
Diamond Hill Financial Long-Short Fund	1,212,758	1,131,034
Diamond Hill Research Opportunities Fund	14,869,322	13,305,830
Diamond Hill Strategic Income Fund	815,172	—
Diamond Hill Investment Partners, L.P.	1,234	1,133
Diamond Hill Global Fund, L.P.	1,519,657	—
Diamond Hill Valuation-Weighted 500, L.P.	3,221,478	3,000,328
Total Investment Portfolio	$36,091,706	$18,726,070

The following amounts included above relate to deferred compensation liabilities:	$5,394,414	$1,287,745

The amounts above related to deferred compensation liabilities consist of liabilities from both deferred compensation plans (refer to Note 5) and other deferred compensation arrangements.
DHCM is the managing member of the General Partner, which is the general partner of the Partnerships. The underlying assets of the Partnerships are cash and marketable equity securities. Summary financial information, including the Company’s carrying value and income from the Partnerships, is as follows:

	As of
	June 30, 2014	December 31, 2013
Total partnership assets	$117,216,278	$122,106,403
Total partnership liabilities	22,482,499	25,217,600
Net partnership assets	$94,733,779	$96,888,803
DHCM’s portion of net assets	$4,742,369	$3,001,461

	For the Six Months Ended	For the Year Ended
	June 30, 2014	December 31, 2013
Net partnership income	$7,653,524	$24,294,495
DHCM’s portion of net income	$315,908	$899,958
Note 4 Capital Stock
Common Shares
The Company has only one class of securities outstanding, Common Shares, no par value per share.

Authorization of Preferred Shares
The Company’s Amended and Restated Articles of Incorporation authorize the issuance of 1,000,000 shares of “blank check” preferred shares with such designations, rights and preferences, as may be determined from time to time by the Company’s Board of Directors. The Board of Directors is authorized, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting or other rights of the holders of the Common Shares. There were no preferred shares issued or outstanding at either June 30, 2014 or December 31, 2013.
Note 5 Compensation Plans
Equity Incentive Plans
2014 Equity and Cash Incentive Plan
At the Company’s annual shareholder meeting on April 30, 2014, shareholders approved the 2014 Equity and Cash Incentive Plan (“2014 Plan”). The 2014 Plan is intended to facilitate the Company’s ability to attract and retain staff, provide additional incentive to employees and directors, and promote the success of the Company’s business. The 2014 Plan authorizes the issuance of 600,000 Common Shares of the Company in various forms of equity awards. The 2014 Plan also authorizes cash incentive awards. As of June 30, 2014, there were 592,750 Common Shares available for awards under the 2014 Plan. The 2014 Plan provides that the Board of Directors, or a committee appointed by the Board, may grant awards and otherwise administer the 2014 Plan. Restricted stock units and restricted stock grants issued under the 2014 Plan, which vest over time, are recorded as deferred compensation in the equity section of the balance sheet on the grant date and then recognized as compensation expense based on the grant date price over the vesting period of the respective grant. Stock grants issued under the 2014 Plan are recorded as compensation expense based on the grant date price.
2011 Equity and Cash Incentive Plan and 2005 Employee and Director Equity Incentive Plan
There are no longer any Common Shares available for future issuance under either the 2011 or 2005 equity incentive plans, although outstanding grants under these plans remain issued and outstanding. Restricted stock grants issued under the 2011 and 2005 equity incentive plans, which vest over time, were recorded as deferred compensation in the equity section of the balance sheet on the grant date and then recognized as compensation expense based on the grant date price over the vesting period of the respective grant. Stock grants issued under the 2011 and 2005 equity incentive plans were recorded as compensation expense based on the grant date price.
Restricted Stock Transactions
The Company issues restricted stock units and restricted stock awards (collectively, "Restricted Stock"). Restricted stock units represent shares which may be issued in the future whereas restricted stock awards represent shares issued and outstanding upon grant with vesting restrictions. The following table represents a roll-forward of outstanding Restricted Stock and related activity during the six months ended June 30, 2014 and the year ended December 31, 2013:

	Shares	Weighted-Average Grant Date Price per Share
Outstanding Restricted Stock as of December 31, 2012	319,988	$74.22
Grants issued	32,000	85.63
Grants vested	(39,749)	80.77
Grants forfeited	(140)	77.81
Outstanding Restricted Stock as of December 31, 2013	312,099	$74.17
Grants issued	32,913	119.59
Grants vested	(10,087)	56.27
Grants forfeited	(6,313)	78.24
Total outstanding Restricted Stock as of June 30, 2014	328,612	$79.55
Total deferred compensation related to unvested Restricted Stock grants was $12.1 million as of June 30, 2014. Compensation expense related to restricted stock units is calculated based upon the fair market value of the common stock on grant date reduced by the present value of expected dividends during the requisite service period discounted at the appropriate risk-free interest rate and is further adjusted for estimated forfeitures. Compensation expense related to the restricted stock grants is calculated based upon the fair market value of the common stock on grant date adjusted for estimated forfeitures. Compensation expense recognition of deferred equity compensation over the remaining service periods is as follows:

Six Months Remaining In
2014	2015	2016	2017	2018	2019	Total
$2,900,620	$4,771,915	$2,082,773	$1,474,020	$741,983	$149,871	$12,121,182
Stock Grant Transactions
The following table represents stock grant transactions during the six months ended June 30, 2014 and 2013:

	Shares Issued	Grant Date Value
June 30, 2014	33,745	$3,984,817
June 30, 2013	59,006	4,606,008
401(k) Plan
The Company sponsors a 401(k) plan under which all employees are eligible to participate. Employees may contribute a portion of their compensation, subject to certain limits based on federal tax laws. The Company makes matching contributions of common shares of the Company with a value equal to 200 percent of the first six percent of an employee’s compensation contributed to the plan. Employees become fully vested in the matching contributions after six plan years of employment. The following table summarizes the Company’s expenses attributable to the plan during the three and six months ended June 30, 2014 and 2013:

	June 30, 2014	June 30, 2013
Three Months Ended	$334,259	$284,569
Six Months Ended	658,003	564,782
Deferred Compensation Plans
On April 24, 2013, the Board of Directors approved the Diamond Hill Fixed Term Deferred Compensation Plan and the Diamond Hill Variable Term Deferred Compensation Plan (collectively the “Plans”). Under the Plans, participants may elect to voluntarily defer, for a minimum of five years, certain incentive compensation, which the Company then contributes into the Plans. Each participant is responsible for designating investment options for assets they contribute, and the distribution paid to each participant reflects any gains or losses on the assets realized while in the Plans. Assets held in the Plans are included in the Company’s investment portfolio and the associated obligation to participants is included in deferred compensation liability. Assets held in the Plans consist of the Diamond Hill Funds and are recorded at fair value. The first deferrals into the Plans were made during the first quarter of 2014 and are valued at $4.0 million as of June 30, 2014. Amounts contributed to the Plans are expensed in the year in which the compensation was earned, however a tax deduction for federal and state income taxes is deferred until amounts are distributed from the Plans and reflected as a deferred tax asset.
Note 6 Operating Leases
The Company leases office space at three locations. The following table summarizes the total lease and operating expenses for the three and six months ended June 30, 2014 and 2013:

Note 6 Operating Leases (Continued)

	June 30, 2014	June 30, 2013
Three Months Ended	$226,948	$164,351
Six Months Ended	453,037	340,239
The approximate future minimum lease payments under the operating leases are as follows:

Future Minimum Lease Payments
Six Months Remaining In
2014	2015	2016	2017	2018	2019-2024	Total
$356,000	$704,000	$693,000	$693,000	$629,000	$3,544,000	$6,619,000
The total approximate future minimum lease payments of $6.6 million include $314 thousand of obligations that will be reimbursed to the Company under an expense reimbursement agreement ("Expense Agreement") with a third party. Under the Expense Agreement, these amounts are required to be reimbursed to the Company by the third party. The obligation of the third party to reimburse the Company for these expenses survives the termination of the Expense Agreement.
In addition to the above lease payments, the Company is also responsible for normal operating expenses of the properties. Such operating expenses were approximately $9.80 per square foot in 2013, on a combined basis, and are expected to be approximately $10.12 per square foot in 2014.
Note 7 Income Taxes
The provision for income taxes for the three and six months ended June 30, 2014 and 2013 consists of federal, state and city income taxes. The effective tax rates for the three months ended June 30, 2014 and 2013 were 37.0% and 40.2%, respectively. The effective tax rates for the six months ended June 30, 2014 and 2013 were 36.9% and 38.5%, respectively.
The net temporary differences incurred to date will reverse in future periods as the Company generates taxable earnings. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets recorded. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2014 and December 31, 2013, no valuation allowance was deemed necessary.
FASB ASC 740, Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company did not record an accrual for tax related uncertainties or unrecognized tax positions as of June 30, 2014 and December 31, 2013. The Company does not expect a change to the reserve for uncertain tax positions within the next twelve months that would have a material impact on the consolidated financial statements. As of June 30, 2014, the Company has recorded no interest expense through the tax provision. As of December 31, 2013, the Company recorded through the tax provision net interest expense of $321 thousand as a result of an IRS examination.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$6,928,034	$4,711,545	$12,677,633	$10,042,277

Weighted average number of outstanding shares - Basic	3,198,231	3,248,197	3,182,175	3,222,977
Dilutive impact of restricted stock grants with forfeitable rights to dividends	66,623	—	69,944	—
Dilutive impact of restricted stock units	3,442	—	2,553	—
Weighted average number of outstanding shares - Diluted	3,268,296	3,248,197	3,254,672	3,222,977

Earnings per share
Basic	$2.17	$1.45	$3.98	$3.12
Diluted	$2.12	$1.45	$3.90	$3.12
Note 9 Regulatory Requirements
BHIL, a wholly owned subsidiary of the Company and principal underwriter for mutual funds, is subject to the U.S. Securities and Exchange Commission (“SEC”) uniform net capital rule, which requires the maintenance of minimum net capital. BHIL’s net capital exceeded its minimum net capital requirement at June 30, 2014 and December 31, 2013. The net capital balances, minimum net capital requirements, and ratios of aggregate indebtedness to net capital for BHIL are summarized below as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Net Capital	$359,653	$338,568
Minimum Net Capital Requirement	84,584	90,931
Ratio of Aggregate Indebtedness to Net Capital	3.53 to 1	4.03 to 1
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
General
The Company derives its consolidated revenue and net income from investment advisory and fund administration services provided by its subsidiaries DHCM, BHFS, and BHIL. BHFS and BHIL collectively operate as "Beacon Hill". DHCM is a registered investment adviser under the Investment Advisers Act of 1940. DHCM sponsors, distributes, and provides investment advisory and related services to various U.S. and foreign clients through the Funds, institutional accounts, and the Partnerships. Beacon Hill provides fund administration and statutory underwriting services to U.S. and foreign clients, including the Funds.
The Company’s primary objective is to fulfill our fiduciary duty to clients. Our secondary objective is to grow the intrinsic value of the Company in order to achieve an adequate long-term return for shareholders.
In this section, the Company discusses and analyzes the consolidated results of operations for the three and six month periods ended June 30, 2014 and 2013, material changes in financial condition and other factors that may affect future financial performance. The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results which may be expected for the entire fiscal year.
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

Revenues are highly dependent on both the value and composition of AUM. The following is a summary of our AUM by product and investment objective, and a roll-forward of the change in AUM for the three and six months ended June 30, 2014 and 2013:

	Assets Under Management by Product
	As of June 30,
(in millions)	2014	2013	% Change
Proprietary funds	$8,953	$6,446	39%
Sub-advised funds	580	322	80%
Institutional accounts	4,671	3,659	28%
Total AUM	$14,204	$10,427	36%

	Assets Under Management by Investment Objective
	As of June 30,
(in millions)	2014	2013	% Change
Small Cap	$1,557	$1,113	40%
Small-Mid Cap	1,036	507	104%
Large Cap	7,207	5,374	34%
Select (All Cap)	394	278	42%
Long-Short	3,774	2,955	28%
Strategic Income	236	200	18%
Total AUM	$14,204	$10,427	36%

	Change in Assets Under Management
	For the Three Months Ended June 30,
(in millions)	2014	2013
AUM at beginning of the period	$12,986	$10,574
Net cash inflows (outflows)
proprietary funds	482	218
sub-advised funds	66	(782)
institutional accounts	65	(142)
	613	(706)
Net market appreciation and income	605	559
Increase (decrease) during the period	1,218	(147)
AUM at end of the period	$14,204	$10,427

	Change in Assets Under Management
	For the Six Months Ended June 30,
(in millions)	2014	2013
AUM at beginning of the period	$12,186	$9,429
Net cash inflows (outflows)
proprietary funds	847	360
sub-advised funds	99	(819)
institutional accounts	226	(175)
	1,172	(634)
Net market appreciation and income	846	1,632
Increase during the period	2,018	998
AUM at end of the period	$14,204	$10,427
Consolidated Results of Operations
The following is a discussion of our consolidated results of operations.

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except per share amounts and percentages)	2014	2013	% Change	2014	2013	% Change
Net operating income	$9,674	$7,152	35%	$18,245	$13,779	32%
Net operating income after tax(a)	$6,095	$4,276	43%	$11,517	$8,472	36%
Net income	$6,928	$4,712	47%	$12,678	$10,042	26%
Net operating income after tax per diluted share(a)	$1.87	$1.32	42%	$3.54	$2.63	35%
Net income per diluted share	$2.12	$1.45	46%	$3.90	$3.12	25%
Operating profit margin	38%	36%	NM	38%	36%	NM

(a)	Net operating income after tax is a non-GAAP performance measure. See Use of Supplemental Data as Non-GAAP Performance Measure on page 22 of this report.
Three Months Ended June 30, 2014 compared with Three Months Ended June 30, 2013
The Company generated net income of $6.9 million ($2.12 per diluted share) for the three months ended June 30, 2014, compared with net income of $4.7 million ($1.45 per diluted share) for the three months ended June 30, 2013. Operating income increased by $2.5 million period over period due to an increase in AUM, resulting in a $5.5 million increase in revenue. The revenue increase was offset by an increase in operating expenses of $3.0 million, related to higher compensation due to merit increases and increases in staffing and an increase in incentive compensation. A positive investment return of $1.3 million due to market appreciation further contributed to the overall increase in net income for the three months ended June 30, 2014. Income tax provision increased $899 thousand from the three months ended June 30, 2013 to the three months ended June 30, 2014 primarily due to an overall increase in income before taxes. Operating profit margin increased to 38% for the second quarter 2014 from 36% for the second quarter 2013. We expect that our operating margin will fluctuate from period to period based on various factors including revenues; investment results; employee performance; staffing levels; development of investment strategies, products, or channels; and industry comparisons.

Revenue

	Three Months Ended June 30,
(in thousands)	2014	2013	% Change
Investment advisory	$21,940	$17,090	28%
Mutual fund administration, net	3,500	2,824	24%
Total	$25,440	$19,914	28%
As a percent of total revenues for the second quarter of 2014 and 2013, investment advisory fees accounted for 86% and mutual fund administration fees made up the remaining 14%.
Investment Advisory Fees. Investment advisory fees increased $4.8 million, or 28%, from the quarter ended June 30, 2013 to the quarter ended June 30, 2014. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates which vary by investment product. The increase in investment advisory fees was driven by an increase of 27% in average AUM quarter over quarter and an increase of one basis point in the average advisory fee rate from 0.64% for the quarter ended June 30, 2013 to 0.65% for the quarter ended June 30, 2014. The increase in the average advisory fee rate is primarily due to a shift in the overall composition of AUM to higher fee rate strategies.
Mutual Fund Administration Fees. Mutual fund administration fees increased $676 thousand, or 24%, from the quarter ended June 30, 2013 to the quarter ended June 30, 2014. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of average Funds AUM, and all Beacon Hill fee revenue. The increase in mutual fund administration fees is due to a 37% increase in average Funds AUM from $6.2 billion for the quarter ended June 30, 2013 to $8.4 billion for the quarter ended June 30, 2014, offset by a decrease of two basis points in the net administration fee rate from 0.16% for the quarter ended June 30, 2013 to 0.14% for the quarter ended June 30, 2014 due to an increase in financial intermediary fees for servicing fund shareholders, which are netted against mutual fund administration fees. We expect to see a continued increase in the fees charged by financial intermediaries for servicing fund shareholders.
Expenses

	Three Months Ended June 30,
(in thousands)	2014	2013	% Change
Compensation and related costs	$12,725	$10,358	23%
General and administrative	1,716	1,421	21%
Sales and marketing	591	564	5%
Mutual fund administration	734	420	75%
Total	$15,766	$12,763	24%
Compensation and Related Costs. Employee compensation and benefits increased by $2.4 million, or 23%, from the quarter ended June 30, 2013 compared to the quarter ended June 30, 2014, due to an increase of $648 thousand in salaries and related benefits due to merit increases and increases in staffing levels, an increase of $111 thousand in restricted stock expense due to additional restricted stock transactions after the second quarter of 2013, and an increase of $1.6 million in incentive compensation during second quarter of 2014.
General and Administrative. General and administrative expenses increased by $295 thousand, or 21%, from the quarter ended June 30, 2013 to the quarter ended June 30, 2014. This increase is primarily due to additional research expenses to support our investment team, an increase in information technology expenses, and additional rent related to the expansion of our office space.
Sales and Marketing. Sales and marketing expenses increased by $28 thousand, or 5%, from the quarter ended June 30, 2013 to the quarter ended June 30, 2014. The increase was due to an overall increase in travel, sponsorships and consulting related to business development and retention efforts and payments made to third party intermediaries related to sales of our proprietary funds, offset by a reduction in costs related to the production of marketing materials.

Mutual Fund Administration. Mutual fund administration expenses increased by $314 thousand, or 75%, from the quarter ended June 30, 2013 to the quarter ended June 30, 2014. Mutual fund administration expenses consist of both variable and fixed expenses. The variable expenses are based on Fund AUM and the number of shareholder accounts. The increase is primarily due to a restructuring of certain servicing contracts for the Funds to shift the expense obligation from the Funds to the Company. This effectively lowered the expense ratio of the Funds by approximately one basis point and increased the mutual fund administration expense of the Company by the same amount. An increase in the average Funds AUM of 37% from the quarter ended June 30, 2013 to the quarter ended June 30, 2014 also contributed to the increase.
Six Months Ended June 30, 2014 compared with Six Months Ended June 30, 2013
The Company generated net income of $12.7 million ($3.90 per diluted share) for the six months ended June 30, 2014, compared with net income of $10.0 million ($3.12 per diluted share) for the six months ended June 30, 2013. Operating income increased by $4.5 million period over period due to an increase in AUM, resulting in a $10.3 million increase in revenue. The revenue increase was offset by an increase in operating expenses of $5.9 million, related to higher compensation due to merit increases and increases in staffing, an increase in incentive compensation, and an increase in restricted stock expenses. A positive investment return of $1.8 million due to market appreciation further contributed to the overall increase in net income for the six months ended June 30, 2014. Income tax provision increased $1.1 million from the six months ended June 30, 2013 to the six months ended June 30, 2014 primarily due to an overall increase in income before taxes. Operating profit margin increased to 38% for the six months ended June 30, 2014 from 36% for the six months ended June 30, 2013. We expect that our operating margin will fluctuate from period to period based on various factors including revenues; investment results; employee performance; staffing levels; development of investment strategies, products, or channels; and industry comparisons.
Revenue

	Six Months Ended June 30,
(in thousands)	2014	2013	% Change
Investment advisory	$41,851	$32,944	27%
Mutual fund administration, net	6,778	5,345	27%
Total	$48,629	$38,289	27%
As a percent of 2014 and 2013 year to date revenues, investment advisory fees accounted for 86% and mutual fund administration fees made up the remaining 14%.
Investment Advisory Fees. Investment advisory fees increased $8.9 million, or 27%, from the six months ended June 30, 2013 to the six months ended June 30, 2014. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates which vary by investment product. The increase in investment advisory fees was driven by an increase of 25% in average AUM from the six months ended June 30, 2013 to the six months ended June 30, 2014 and an increase of one basis point in the average advisory fee rate from 0.63% for the six months ended June 30, 2013 to 0.64% for the six months ended June 30, 2014. The increase in the average advisory fee rate is primarily due to a shift in the overall composition of AUM to higher fee rate strategies.
Mutual Fund Administration Fees. Mutual fund administration fees increased $1.4 million, or 27%, from the six months ended June 30, 2013 to the six months ended June 30, 2014. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of average Funds AUM, and all Beacon Hill fee revenue. The increase in mutual fund administration fees is due to a 37% increase in average Funds AUM from $5.9 billion for the six months ended June 30, 2013 to $8.0 billion for the six months ended June 30, 2014, offset by a decrease of two basis points in the net administration fee rate from 0.16% for the six months ended June 30, 2013 to 0.14% for the six months ended June 30, 2014 due to an increase in financial intermediary fees for servicing fund shareholders, which are netted against mutual fund administration fees. We expect to see a continued increase in the fees charged by financial intermediaries for servicing fund shareholders.

Expenses

	Six Months Ended June 30,
(in thousands)	2014	2013	% Change
Compensation and related costs	$24,597	$19,871	24%
General and administrative	3,297	2,814	17%
Sales and marketing	1,083	998	9%
Mutual fund administration	1,406	828	70%
Total	$30,383	$24,511	24%
Compensation and Related Costs. Employee compensation and benefits increased by $4.7 million, or 24%, from the six months ended June 30, 2013 compared to the six months ended June 30, 2014, due to an increase of $1.1 million in salaries and related benefits due to merit increases and increases in staffing levels, an increase of $663 thousand in restricted stock expense due to additional restricted stock transactions after the second quarter of 2013, and an increase of $3.0 million in incentive compensation due to growth in the business.
General and Administrative. General and administrative expenses increased by $484 thousand, or 17%, from the six months ended June 30, 2013 to the six months ended June 30, 2014. This increase is primarily due to additional research expenses to support our investment team, an increase in information technology expenses, and additional rent related to the expansion of our office space.
Sales and Marketing. Sales and marketing expenses increased by $85 thousand, or 9%, from the six months ended June 30, 2013 to the six months ended June 30, 2014. The increase was due to an overall increase in travel, sponsorships and consulting related to business development and retention efforts and payments made to third party intermediaries related to sales of our proprietary funds, offset by a reduction in costs related to the production of marketing materials.
Mutual Fund Administration. Mutual fund administration expenses increased by $579 thousand, or 70%, from the six months ended June 30, 2013 to the six months ended June 30, 2014. Mutual fund administration expenses consist of both variable and fixed expenses. The variable expenses are based on Fund AUM and the number of shareholder accounts. The increase is primarily due to a restructuring of certain servicing contracts for the Funds to shift the expense obligation from the Funds to the Company. This effectively lowered the expense ratio of the Funds by approximately one basis point and increased the mutual fund administration expense of the Company by the same amount. An increase in the average Funds AUM of 37% from the six months ended June 30, 2013 to the six months ended June 30, 2014 also contributed to the increase.
Liquidity and Capital Resources
Sources of Liquidity
The Company’s main source of liquidity is cash flow from operating activities, which is generated from investment advisory and fund administration fees. Our entire investment portfolio is in readily marketable securities, which provide for cash liquidity, if needed. Investments in mutual funds are valued at their quoted current net asset value. Investments in private investment funds are valued independently based on readily available market quotations. Inflation is expected to have no material impact on our performance. Cash and cash equivalents, accounts receivable, and investments represented approximately 89% and 86% of total assets as of June 30, 2014 and December 31, 2013, respectively. We believe these sources of liquidity, as well as our continuing cash flows from operating activities, will be sufficient to meet our current and future operating needs for at least the next 12 months.
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
Working Capital
As of June 30, 2014, the Company had working capital of approximately $57.0 million, compared to $34.4 million at December 31, 2013. Working capital includes cash, securities owned and current receivables, net of all liabilities. The Company has no debt, and we believe our available working capital is sufficient to cover current expenses. We expect to have sufficient working capital to cover anticipated capital expenditures that could range from $1 million to $1.5 million during the second half of 2014 related to office expansion to support our growth.
Cash Flow Analysis
Cash Flows from Operating Activities
The Company’s cash flows from operating activities are calculated by adjusting net income to reflect other significant operating sources and uses of cash, certain significant non-cash items such as share-based compensation, and timing differences in the cash settlement of operating assets and liabilities.
For the six months ended June 30, 2014, net cash provided by operating activities totaled $9.7 million. For the six months ended June 30, 2013, net cash provided by operating activities totaled $7.4 million, respectively.
Cash Flows from Investing Activities
The Company’s cash flows from investing activities consist primarily of capital expenditures and purchases and redemptions in our investment portfolio.
Cash flows used in investing activities totaled $15.4 million for the six months ended June 30, 2014 primarily related to purchases into the Company’s corporate investments, $4 million of which relates to purchases into deferred compensation plans. Cash flows used in investing activities totaled $2.3 million for the six months ended June 30, 2013 primarily related to purchases into the Company's corporate investments.
Cash Flows from Financing Activities
The Company’s cash flows from financing activities may consist of the payment of special dividends, the repurchase of common shares, and the value of shares withheld related to employee tax withholding.
For the six months ended June 30, 2014, net cash used by financing activities totaled $139 thousand related to the value of shares withheld related to employee tax withholding, offset by excess income tax benefit from stock-based compensation. For the six months ended June 30, 2013, net cash used in financing activities totaled $57 thousand related to the value of shares withheld related to employee tax withholding.
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

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except per share data)	2014	2013	% Change	2014	2013	% Change
Net operating income, GAAP basis	$9,674	$7,152	35%	$18,245	$13,779	32%
Non-GAAP adjustments:
Tax provision excluding impact of investment income	(3,579)	(2,876)	24%	(6,728)	(5,307)	27%
Net operating income after tax, non-GAAP basis	$6,095	$4,276	43%	$11,517	$8,472	36%
Net operating income after tax per diluted share, non-GAAP basis	$1.87	$1.32	42%	$3.54	$2.63	35%
Diluted weighted average shares outstanding, GAAP basis	3,268	3,248		3,255	3,223
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
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
During the quarter ended June 30, 2014, the Company did not purchase any of its Common Shares and did not sell any Common Shares that were not registered under the Securities Act of 1933. The following table sets forth information regarding the Company’s repurchase program of its Common Shares during the second quarter of fiscal year 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2014 through April 30, 2014	—	—	—	318,433
May 1, 2014 through May 31, 2014	—	—	—	318,433
June 1, 2014 through June 30, 2014	—	—	—	318,433

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

3.2	Regulations of the Company (reflecting all amendments) (Incorporated by reference from Registration Statement on Form S-8, Exhibit 4.2, filed with the SEC on June 27, 2014; File No. 333-197064.)

10.1
Diamond Hill Investment Group, Inc. 2014 Equity and Cash Incentive Plan (Incorporated by reference from Registration Statement on Form S-8, Exhibit 10.1, filed with the SEC on June 27, 2014; File No. 333-197064.)

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
DIAMOND HILL INVESTMENT GROUP, INC.

Date	Title	Signature

July 30, 2014	President, Chief Executive Officer, and a Director	/s/ R. H. Dillon
R. H. Dillon

July 30, 2014	Chief Financial Officer, Treasurer, Secretary, and a Director	/s/ James F. Laird
James F. Laird