Form 10-Q
period 2014-09-30
DIAMOND HILL INVESTMENT GROUP INC
filed 2014-10-29
CIK 909108

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
Commission file number 000-24498

DIAMOND HILL INVESTMENT GROUP, INC.

(Exact name of registrant as specified in its charter)

Ohio	65-0190407
(State of incorporation)	(I.R.S. Employer Identification No.)
325 John H. McConnell Blvd, Suite 200, Columbus, Ohio 43215
(Address, including Zip Code, of principal executive offices)
(614) 255-3333
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes:  ☒    No:  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes:  ☐    No:  ☒
The number of shares outstanding of the issuer’s common stock, as of October 23, 2014, is 3,315,183 shares.

DIAMOND HILL INVESTMENT GROUP, INC.

PART I:	FINANCIAL INFORMATION

ITEM 1:	Consolidated Financial Statements
Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	9/30/2014	12/31/2013
	(Unaudited)
ASSETS
Cash and cash equivalents	$42,444,685	$33,106,972
Investment portfolio	34,989,899	18,726,070
Accounts receivable	15,351,246	13,002,295
Prepaid expenses	1,866,204	1,489,713
Furniture and equipment, net of depreciation	1,425,536	964,943
Income tax receivable	2,443,952	—
Deferred taxes	4,928,266	8,063,425
Total assets	$103,449,788	$75,353,418
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$4,573,758	$4,049,240
Accrued incentive compensation	20,462,000	19,606,881
Deferred compensation	5,304,623	1,287,745
Income taxes payable	—	5,466,562
Total liabilities	30,340,381	30,410,428
Commitments and contingencies	—	—
Shareholders’ equity
Common stock, no par value 7,000,000 shares authorized; 3,314,167 issued and outstanding at September 30, 2014 (inclusive of 313,112 unvested shares); 3,257,247 issued and outstanding at December 31, 2013 (inclusive of 312,099 unvested shares)	81,837,321	72,642,933
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred equity compensation	(11,453,744)	(11,397,560)
Retained earnings (accumulated deficit)	2,725,830	(16,302,383)
Total shareholders’ equity	73,109,407	44,942,990
Total liabilities and shareholders’ equity	$103,449,788	$75,353,418

Book value per share	$22.06	$13.80
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUES:
Investment advisory	$23,541,029	$17,843,271	$65,391,932	$50,787,585
Mutual fund administration, net	3,917,464	2,976,221	10,695,870	8,321,383
Total revenue	27,458,493	20,819,492	76,087,802	59,108,968
OPERATING EXPENSES:
Compensation and related costs	13,370,572	10,817,675	37,967,815	30,688,766
General and administrative	1,801,668	1,552,592	5,098,856	4,366,176
Sales and marketing	564,969	505,238	1,648,007	1,503,042
Mutual fund administration	737,784	474,386	2,144,234	1,302,077
Total operating expenses	16,474,993	13,349,891	46,858,912	37,860,061
NET OPERATING INCOME	10,983,500	7,469,601	29,228,890	21,248,907
Investment income (loss)	(1,005,915)	913,551	832,527	3,466,935
INCOME BEFORE TAXES	9,977,585	8,383,152	30,061,417	24,715,842
Income tax provision	(3,627,005)	(3,021,416)	(11,033,204)	(9,311,828)
NET INCOME	$6,350,580	$5,361,736	$19,028,213	$15,404,014
Earnings per share
Basic	$1.98	$1.70	$5.96	$4.91
Diluted	$1.94	$1.67	$5.84	$4.84
Weighted average shares outstanding
Basic	3,205,904	3,160,039	3,190,171	3,135,466
Diluted	3,280,762	3,211,793	3,260,264	3,180,971
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$19,028,213	$15,404,014
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation on furniture and equipment	216,680	235,216
Stock-based compensation	5,501,785	4,554,322
Increase in accounts receivable	(2,348,951)	(900,795)
Change in current income taxes	(7,506,205)	1,482,381
Change in deferred income taxes	3,135,159	(810,553)
Net investment gain	(956,824)	(3,579,485)
Increase in accrued compensation	8,625,085	4,819,401
Excess income tax benefit from stock-based compensation	(404,309)	(85,646)
Other changes in assets and liabilities	148,027	376,747
Net cash provided by operating activities	25,438,660	21,495,602
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(677,273)	(403,873)
Cost of investments purchased and other portfolio activity	(15,308,201)	(2,000,000)
Proceeds from sale of investments	1,196	—
Net cash used in investing activities	(15,984,278)	(2,403,873)
CASH FLOWS FROM FINANCING ACTIVITIES:
Value of shares withheld related to employee tax withholding	(520,978)	(652,165)
Excess income tax benefit from stock-based compensation	404,309	85,646
Net cash used in financing activities	(116,669)	(566,519)
CASH AND CASH EQUIVALENTS
Net change during the period	9,337,713	18,525,210
At beginning of period	33,106,972	7,870,908
At end of period	$42,444,685	$26,396,118
Supplemental cash flow information:
Income taxes paid	$15,575,725	$8,640,000
Supplemental disclosure of non-cash transactions:
Common stock issued as incentive compensation	3,753,088	4,606,008
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Notes to Consolidated Financial Statements (unaudited)
Note 1 Business and Organization
Diamond Hill Investment Group, Inc. (the "Company"), an Ohio corporation formed in 1990, derives its consolidated revenues and net income from investment advisory and fund administration services. The Company has three operating subsidiaries.
Diamond Hill Capital Management, Inc. ("DHCM"), an Ohio corporation, is a wholly owned subsidiary of the Company and a registered investment adviser. DHCM is the investment adviser to the Diamond Hill Funds (the "Funds"), a series of open-end mutual funds, private investment funds ("Private Funds"), and other institutional accounts. In addition, DHCM is administrator for the Funds.
Beacon Hill Fund Services, Inc. ("BHFS"), an Ohio corporation, is a wholly owned subsidiary of the Company. BHFS provides compliance, treasury, and other fund administration services to investment advisers and mutual funds. BHIL Distributors, Inc. ("BHIL"), an Ohio corporation, is a wholly owned subsidiary of BHFS. BHIL provides underwriting to mutual funds. BHFS and BHIL collectively operate as "Beacon Hill".
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
Accounts Receivable
Accounts receivable are recorded when they are due and are presented on the balance sheet net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of those individuals or entities that owe the receivable. No allowance for doubtful accounts was deemed necessary at September 30, 2014 or December 31, 2013.
Valuation of Investment Portfolio
Investments held by the Company are valued based upon the definition of Level 1 inputs and Level 2 inputs. Level 1 inputs are defined as fair values which use quoted prices in active markets for identical assets or liabilities. Level 2 inputs are defined as quoted prices in markets that are not considered to be active for identical assets or liabilities, quoted prices in active markets for similar assets or liabilities, and inputs other than quoted prices that are directly observable or that may be corroborated indirectly with observable market data. The following table summarizes the values of the Company’s investments based upon Level 1 and Level 2 inputs as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Level 1 Inputs	$69,091,752	$32,528,367
Level 2 Inputs	4,711,277	3,001,461
Level 1 investments are all registered investment companies (mutual funds) and include as of September 30, 2014 and December 31, 2013, $38.8 million and $16.8 million, respectively, of money market mutual funds that the Company classifies as cash equivalents. Level 2 investments are all limited partnerships whose net asset value was determined based upon readily available market quotations of individual securities held by the partnerships. The limited partnership investments are not subject to lockup periods and can be redeemed on demand. The Company determines transfers between fair value hierarchy levels at the end of the reporting period. There were no transfers in or out of the levels for the periods presented.
Limited Partnership Interests
DHCM is the managing member of Diamond Hill General Partner, LLC (the "General Partner"), which is the general partner of Diamond Hill Investment Partners, L.P. ("DHIP"), Diamond Hill Global Fund, L.P. ("DHGF"), and Diamond Hill Valuation-Weighted 500, L.P. ("DHVW") (collectively, the "Partnerships"), each a limited partnership whose underlying assets consist of marketable securities.
DHCM, in its role as managing member of the General Partner, has the power to direct each Partnership’s economic activities and has the right to receive investment advisory and performance incentive fees that may be significant to the Partnerships. The Company evaluated these Partnerships to determine whether or not to consolidate the entities in accordance with Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") 810, Consolidation. Certain of these Partnerships are considered to be variable interest entities ("VIEs") while others are considered to be voting rights entities ("VREs'), both of which are subject to consolidation consideration. The Company would consolidate VIEs where the Company is considered the primary beneficiary or VREs where the General Partner is considered to control the Partnership. For the Partnerships that were considered VIEs, the Company was not deemed to be the primary beneficiary. For the Partnerships that were considered VREs, it was determined that the DHCM in its role of managing member of the General Partner did not control the Partnerships. Therefore, the investments are accounted for under the equity method rather than being consolidated in the accompanying financial statements.
DHCM’s investments in these Partnerships are reported as a component of the Company’s investment portfolio, valued at DHCM’s proportionate interest in the net asset value of the marketable securities held by the Partnerships. The Partnerships are not subject to lockup periods and can be redeemed on demand. Gains and losses attributable to changes in the value of DHCM’s interests in the Partnerships are included in the Company’s reported investment income. The Company’s exposure to loss as a result of its involvement with the Partnerships is limited to the amount of its investments. DHCM is not obligated to provide, and has not provided, financial or other support to the Partnerships, other than its investments to date and its contractually provided investment advisory responsibilities. The Company has not provided liquidity arrangements, guarantees or other commitments to support the Partnerships’ operations, and the Partnerships’ creditors and interest holders have no recourse to the general credit of the Company.
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
Revenue Recognition – Variable Incentive Fees
The Company manages certain client accounts that provide for variable incentive fees. These fees are calculated based on client investment results over rolling five year periods. The Company records variable incentive fees at the end of the contract measurement period. No variable incentive fees were earned during the three and nine months ended September 30, 2014 and 2013. The table below shows AUM subject to variable incentive fees and the amount of variable incentive fees that would be recognized if the contracts were terminated as of the three and nine months ended September 30, 2014 and 2013:

	As Of September 30,
	2014	2013
AUM subject to variable incentive fees	$535,817,741	$351,396,699

	For the Three Months Ended		For the Nine Months Ended
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Contractual Period Ends:
Quarter Ended June 30, 2017	$2,571,390	$3,155,630	$2,571,390	$3,155,630
Quarter Ended December 31, 2018	—	—	—	—
Quarter Ended September 30, 2019	3,334	—	3,334	—
Total variable incentive fees that would be recognized if contract terminated	$2,574,724	$3,155,630	$2,574,724	$3,155,630

The contractual end dates highlight the time remaining until the variable incentive fees are scheduled to be earned. The amount of variable incentive fees that would be recognized if the contracts were terminated as of September 30, 2014 or 2013 will increase or decrease based on future client investment results through the contractual period end, and there is no assurance that the above amounts will ultimately be earned.
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
Mutual fund administration gross and net revenue are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Mutual fund administration:
Administration revenue, gross	$6,074,294	$4,320,959	$16,682,792	$11,951,844
12b-1/service fees and commission revenue received from fund clients	2,691,398	2,277,421	7,862,662	6,074,489
12b-1/service fees and commission expense payments to third parties	(2,315,084)	(1,992,664)	(6,814,493)	(5,319,674)
Fund related expense	(2,545,768)	(1,632,500)	(7,054,512)	(4,392,723)
Revenue, net of fund related expenses	3,904,840	2,973,216	10,676,449	8,313,936
DHCM C-Share financing:
Broker commission advance repayments	235,054	100,003	627,052	221,335
Broker commission amortization	(222,430)	(96,998)	(607,631)	(213,888)
Financing activity, net	12,624	3,005	19,421	7,447
Mutual fund administration revenue, net	$3,917,464	$2,976,221	$10,695,870	$8,321,383
Contractual Expense Reimbursements
During the fourth quarter of 2013, BHIL entered into an agreement with a third party investment adviser to provide staff to support the wholesaling functions and sales support services to distribute shares of the registered investment companies managed by the third party investment adviser and distributed by BHIL. Under the agreement, the third party investment adviser is obligated to reimburse BHIL for all expenses incurred in association with these efforts. The amount of expense incurred and reimbursed for the three and nine months ended September 30, 2014 was $441,411 and $1,238,765, respectively. In addition, the third party investment adviser is obligated to reimburse BHIL for any contractual obligations entered into by BHIL as a result of this arrangement.
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
The Company is subject to examination by various federal, and applicable state and local jurisdictions for open tax periods. The Company’s income tax positions are based on research and interpretations of the income tax laws and rulings in each of the jurisdictions in which the Company does business. Due to the subjectivity of interpretations of laws and rulings in each jurisdiction, the differences and interplay in tax laws between those jurisdictions, as well as the inherent uncertainty in estimating the final resolution of complex tax audit matters, the Company’s estimates of income tax liabilities may differ from actual payments or assessments. The Company regularly assesses its position with regard to tax exposures and records liabilities for these uncertain tax positions and related interest and penalties, if any, according to the principles of FASB ASC 740, Income Taxes. As of September 30, 2014, the Company has not recorded any liability for uncertain tax positions. The Company records interest and penalties, if any, within the income tax provision on the income statement.
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
Recently Issued Accounting Standards
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, which supersedes existing accounting standards for revenue recognition and creates a single framework. The new guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period and requires either a retrospective or a modified retrospective approach to adoption. The Company is currently evaluating the new guidance and does not expect it to have a material impact on its consolidated financial statements and related disclosures, as well as the transition methods. Early adoption is prohibited.

Note 3 Investment Portfolio
As of September 30, 2014, the Company held investments (excluding money market funds, which are included with cash and cash equivalents) worth $35.0 million with an estimated cost basis of $27.0 million. The following table summarizes the fair value of these investments as of September 30, 2014 and December 31, 2013:

	As of
	September 30, 2014	December 31, 2013
Seed Capital Investments:
Diamond Hill Research Opportunities Fund	$13,619,318	$13,305,830
Diamond Hill Mid Cap Fund	10,199,901	—
Diamond Hill Valuation-Weighted 500, L.P.	3,259,028	3,000,328
Diamond Hill Global Fund, L.P.	1,452,249	—
Diamond Hill Financial Long-Short Fund	1,154,780	1,131,034
Diamond Hill Investment Partners, L.P.	—	1,133
Total Seed Capital Investments	29,685,276	17,438,325
Deferred Compensation Investments	5,304,623	1,287,745
Total Investment Portfolio	$34,989,899	$18,726,070

The deferred compensation investments above consists of Diamond Hill Funds and relate to deferred compensation liabilities from both deferred compensation plans (refer to Note 5) and other deferred compensation arrangements.
DHCM is the managing member of the General Partner, which is the general partner of the Partnerships. The underlying assets of the Partnerships are cash and marketable equity securities. Summary financial information, including the Company’s carrying value and income from the Partnerships, is as follows:

	As of
	September 30, 2014	December 31, 2013
Total partnership assets	$112,580,280	$122,106,403
Total partnership liabilities	20,624,650	25,217,600
Net partnership assets	$91,955,630	$96,888,803
DHCM’s portion of net assets	$4,711,277	$3,001,461

	For the Nine Months Ended	For the Year Ended
	September 30, 2014	December 31, 2013
Net partnership income	$4,682,472	$24,294,495
DHCM’s portion of net income	$286,013	$899,958
Note 4 Capital Stock
Common Shares
The Company has only one class of securities outstanding, Common Shares, no par value per share.
Authorization of Preferred Shares
The Company’s Amended and Restated Articles of Incorporation authorize the issuance of 1,000,000 shares of "blank check" preferred shares with such designations, rights and preferences, as may be determined from time to time by the Company’s Board of Directors. The Board of Directors is authorized, without shareholder approval, to issue preferred shares with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting or other rights of the holders of the Common Shares. There were no preferred shares issued or outstanding at either September 30, 2014 or December 31, 2013.

Note 5 Compensation Plans
Equity Incentive Plans
2014 Equity and Cash Incentive Plan
At the Company’s annual shareholder meeting on April 30, 2014, shareholders approved the 2014 Equity and Cash Incentive Plan (“2014 Plan”). The 2014 Plan is intended to facilitate the Company’s ability to attract and retain staff, provide additional incentive to employees and directors, and promote the success of the Company’s business. The 2014 Plan authorizes the issuance of 600,000 Common Shares of the Company in various forms of equity awards. The 2014 Plan also authorizes cash incentive awards. As of September 30, 2014, there were 584,650 Common Shares available for awards under the 2014 Plan. The 2014 Plan provides that the Board of Directors, or a committee appointed by the Board, may grant awards and otherwise administer the 2014 Plan. Restricted stock units and restricted stock grants issued under the 2014 Plan, which vest over time, are recorded as deferred compensation in the equity section of the balance sheet on the grant date and then recognized as compensation expense based on the grant date price over the vesting period of the respective grant. Stock grants issued under the 2014 Plan are recorded as compensation expense based on the grant date price.
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
Restricted Stock Transactions
The Company issues restricted stock units and restricted stock awards (collectively, "Restricted Stock"). Restricted stock units represent shares which may be issued in the future, whereas restricted stock awards represent shares issued and outstanding upon grant with vesting restrictions. The following table represents a roll-forward of outstanding Restricted Stock and related activity during the nine months ended September 30, 2014 and the year ended December 31, 2013:

	Shares	Weighted-Average Grant Date Price per Share
Outstanding Restricted Stock as of December 31, 2012	319,988	$74.22
Grants issued	32,000	85.63
Grants vested	(39,749)	80.77
Grants forfeited	(140)	77.81
Outstanding Restricted Stock as of December 31, 2013	312,099	$74.17
Grants issued	41,013	120.27
Grants vested	(18,187)	61.08
Grants forfeited	(7,813)	78.00
Total Outstanding Restricted Stock as of September 30, 2014	327,112	$80.95
Total deferred compensation related to unvested Restricted Stock grants was $11.5 million as of September 30, 2014. Compensation expense related to restricted stock units is calculated based upon the fair market value of the Common Shares on grant date reduced by the present value of expected dividends during the requisite service period discounted at the appropriate risk-free interest rate and is further adjusted for estimated forfeitures. Compensation expense related to restricted stock grants is calculated based upon the fair market value of the Common Shares on grant date adjusted for estimated forfeitures. Compensation expense recognition of deferred equity compensation over the remaining service periods is as follows:

Three Months Remaining In
2014	2015	2016	2017	2018	2019	Total
$1,476,596	$4,877,480	$2,188,337	$1,671,996	$939,958	$299,377	$11,453,744
Stock Grant Transactions
The following table represents stock grant transactions during the nine months ended September 30, 2014 and 2013:

	Shares Issued	Grant Date Value
September 30, 2014	33,745	$3,984,817
September 30, 2013	59,006	4,606,008
401(k) Plan
The Company sponsors a 401(k) plan under which all employees are eligible to participate. Employees may contribute a portion of their compensation, subject to certain limits based on federal tax laws. The Company makes matching contributions of Common Shares of the Company with a value equal to 200 percent of the first six percent of an employee’s compensation contributed to the plan. Employees become fully vested in the matching contributions after six plan years of employment. The following table summarizes the Company’s expenses attributable to the plan during the three and nine months ended September 30, 2014 and 2013:

	September 30, 2014	September 30, 2013
Three Months Ended	$344,868	$301,958
Nine Months Ended	1,002,871	866,740
Deferred Compensation Plans
On April 24, 2013, the Board of Directors approved the Diamond Hill Fixed Term Deferred Compensation Plan and the Diamond Hill Variable Term Deferred Compensation Plan (collectively the “Plans”). Under the Plans, participants may elect to voluntarily defer, for a minimum of five years, certain incentive compensation, which the Company then contributes into the Plans. Each participant is responsible for designating investment options for assets they contribute, and the distribution paid to each participant reflects any gains or losses on the assets realized while in the Plans. Assets held in the Plans are included in the Company’s investment portfolio and the associated obligation to participants is included in deferred compensation liability. Assets held in the Plans consist of the Diamond Hill Funds. These assets and the associated obligations are both recorded at fair value. The first deferrals into the Plans were made during the first quarter of 2014 and are valued at $4.0 million as of September 30, 2014. Amounts contributed to the Plans are expensed in the year in which the compensation was earned; however, a tax deduction for federal and state income taxes is deferred until amounts are distributed from the Plans and reflected as a deferred tax asset.

Note 6 Operating Leases
The Company currently leases office space of approximately 36,800 square feet at three locations, which in 2015 will be expanding to 42,200 square feet of office space. The following table summarizes the total lease and operating expenses for the three and nine months ended September 30, 2014 and 2013:

	September 30, 2014	September 30, 2013
Three Months Ended	$225,368	$177,310
Nine Months Ended	678,405	517,549
The approximate future minimum lease payments under the operating leases are as follows:

Future Minimum Lease Payments
Three Months Remaining In
2014	2015	2016	2017	2018	Thereafter	Total
$167,000	$694,000	$693,000	$693,000	$629,000	$3,544,000	$6,420,000
The total approximate future minimum lease payments of $6.4 million include $294 thousand of obligations that will be reimbursed to the Company under an expense reimbursement agreement ("Expense Agreement") with a third party. Under the Expense Agreement, these amounts are required to be reimbursed to the Company by the third party. The obligation of the third party to reimburse the Company for these expenses survives the termination of the Expense Agreement.
In addition to the above lease payments, the Company is also responsible for normal operating expenses of the properties. Such operating expenses were approximately $245 thousand in 2013, on a combined basis, and are estimated to be approximately $334 thousand in 2014.
Note 7 Income Taxes
The provision for income taxes for the three and nine months ended September 30, 2014 and 2013 consists of federal, state and local income taxes. The effective tax rates for the three months ended September 30, 2014 and 2013 were 36.4% and 36.0%, respectively. The effective tax rates for the nine months ended September 30, 2014 and 2013 were 36.7% and 37.7%, respectively.
The net temporary differences incurred to date will reverse in future periods as the Company generates taxable earnings. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets recorded. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2014 and December 31, 2013, no valuation allowance was deemed necessary.
FASB ASC 740, Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company did not record an accrual for tax related uncertainties or unrecognized tax positions as of September 30, 2014 and December 31, 2013. The Company does not expect a change to the reserve for uncertain tax positions within the next twelve months that would have a material impact on the consolidated financial statements. As of September 30, 2014, the Company has recorded no interest expense through the tax provision. As of December 31, 2013, the Company recorded through the tax provision net interest expense of $321 thousand as a result of an IRS examination, which contributed to the higher effective tax rate for the nine months ended September 30, 2013.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$6,350,580	$5,361,736	$19,028,213	$15,404,014

Weighted average number of outstanding shares - Basic	3,205,904	3,160,039	3,190,171	3,135,466
Dilutive impact of restricted stock grants with forfeitable rights to dividends	69,646	51,754	66,613	45,505
Dilutive impact of restricted stock units	5,212	—	3,480	—
Weighted average number of outstanding shares - Diluted	3,280,762	3,211,793	3,260,264	3,180,971

Earnings per share
Basic	$1.98	$1.70	$5.96	$4.91
Diluted	$1.94	$1.67	$5.84	$4.84
Note 9 Regulatory Requirements
BHIL, a wholly owned subsidiary of the Company and principal underwriter for mutual funds, is subject to the U.S. Securities and Exchange Commission ("SEC") uniform net capital rule, which requires the maintenance of a specified minimum net capital. BHIL’s net capital exceeded its minimum net capital requirement at September 30, 2014 and December 31, 2013. The net capital balances, minimum net capital requirements, and ratios of aggregate indebtedness to net capital for BHIL are summarized below as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Net Capital	$372,849	$338,568
Minimum Net Capital Requirement	88,156	90,931
Ratio of Aggregate Indebtedness to Net Capital	3.55 to 1	4.03 to 1
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

Note 11 Subsequent Events

The Company evaluated subsequent events from September 30, 2014, the date of these financial statements, through October 29, 2014, the date these financial statements were issued and available. On October 29, 2014, the Company’s board of directors approved a special cash dividend of $4.00 per share payable December 15, 2014 to shareholders of record on December 5, 2014. This dividend will reduce shareholders' equity by approximately $13.3 million. There were no other subsequent events to report that would have a material impact on the Consolidated Financial Statements.

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Statements
Throughout this Quarterly report on Form 10-Q, the Company may make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), relating to such matters as anticipated operating results, prospects and levels of AUM, technological developments, economic trends (including interest rates and market volatility), expected transactions and similar matters. The words "believe," "expect," "anticipate," "estimate," "should," "hope," "seek," "plan," "intend" and similar expressions identify forward-looking statements that speak only as of the date thereof. While the we believe that the assumptions underlying our forward-looking statements are reasonable, investors are cautioned that any of the assumptions could prove to be inaccurate and, accordingly, our actual results and experiences could differ materially from the anticipated results or other expectations expressed in our forward-looking statements. Factors that could cause such actual results or experiences to differ from results discussed in the forward-looking statements include, but are not limited to: the adverse effect from a decline in the securities markets; a decline in the performance of our products; changes in interest rates; changes in national and local economic and political conditions, including the effects of implementation of the Jumpstart Our Business Startups Act of 2012 and the continuing economic uncertainty in various parts of the world; changes in government policy and regulation, including monetary policy; changes in our ability to attract or retain key employees; unforeseen costs and other effects related to legal proceedings or investigations of governmental and self-regulatory organizations; and other risks identified from time-to-time in other public documents on file with the SEC, including those in Item 1A on Form 10-K. The terms the “Company,” “management,” “we,” “us,” and “our,” mean Diamond Hill Investment Group, Inc. and its subsidiaries.
General
The Company derives its consolidated revenue and net income from investment advisory and fund administration services provided by its subsidiaries DHCM and Beacon Hill. DHCM is a registered investment adviser under the Investment Advisers Act of 1940. DHCM sponsors, distributes, and provides investment advisory and related services to various U.S. and foreign clients through the Funds, institutional accounts, and the Partnerships. Beacon Hill provides fund administration and statutory underwriting services to U.S. and foreign clients, including the Funds.
The Company’s primary objective is to fulfill our fiduciary duty to clients. Our secondary objective is to grow the intrinsic value of the Company in order to achieve an adequate long-term return for shareholders.
In this section, the Company discusses and analyzes the consolidated results of operations for the three and nine month periods ended September 30, 2014 and 2013, material changes in financial condition and other factors that may affect future financial performance. The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results which may be expected for the entire fiscal year.
Assets Under Management
Our revenue is derived primarily from investment advisory and administration fees. Investment advisory and administration fees paid to the Company are generally based on the value of the investment portfolios we manage and fluctuate with changes in the total value of the AUM. Substantially all of our AUM (98.4%) is valued based on readily available market quotations. AUM in the Strategic Income strategy (1.6%) is valued using evaluated prices from an independent third-party provider. Fees are recognized in the period that the Company manages these assets.

Revenues are highly dependent on both the value and composition of AUM. The following is a summary of our AUM by product and investment objective, and a roll-forward of the change in AUM for the three and nine months ended September 30, 2014 and 2013:

	Assets Under Management by Product
	As of September 30,
(in millions)	2014	2013	% Change
Proprietary funds	$9,335	$6,819	37%
Sub-advised funds	621	400	55%
Institutional accounts	4,518	3,821	18%
Total AUM	$14,474	$11,040	31%

	Assets Under Management by Investment Objective
	As of September 30,
(in millions)	2014	2013	% Change
Small Cap	$1,491	$1,270	17%
Small-Mid Cap	1,152	665	73%
Large Cap	7,173	5,678	26%
Select (All Cap)	411	291	41%
Long-Short	4,009	2,934	37%
Strategic Income	238	202	18%
Total AUM	$14,474	$11,040	31%

	Change in Assets Under Management
	For the Three Months Ended September 30,
(in millions)	2014	2013
AUM at beginning of the period	$14,204	$10,427
Net cash inflows (outflows)
proprietary funds	597	78
sub-advised funds	62	57
institutional accounts	(92)	(50)
	567	85
Net market appreciation (depreciation) and income	(297)	528
Increase during the period	270	613
AUM at end of the period	$14,474	$11,040

	Change in Assets Under Management
	For the Nine Months Ended September 30,
(in millions)	2014	2013
AUM at beginning of the period	$12,186	$9,429
Net cash inflows (outflows)
proprietary funds	1,434	437
sub-advised funds	161	(762)
institutional accounts	145	(225)
	1,740	(550)
Net market appreciation and income	548	2,161
Increase during the period	2,288	1,611
AUM at end of the period	$14,474	$11,040
Consolidated Results of Operations
The following is a discussion of our consolidated results of operations.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except per share amounts and percentages)	2014	2013	% Change	2014	2013	% Change
Net operating income	$10,984	$7,470	47%	$29,229	$21,249	38%
Net operating income after tax(a)	$6,991	$4,778	46%	$18,501	$13,243	40%
Net income	$6,351	$5,362	18%	$19,028	$15,404	24%
Net operating income after tax per diluted share(a)	$2.13	$1.49	43%	$5.68	$4.16	37%
Net income per diluted share	$1.94	$1.67	16%	$5.84	$4.84	21%
Operating profit margin	40%	36%		38%	36%

(a)	Net operating income after tax is a non-GAAP performance measure. See the Use of Supplemental Data as Non-GAAP Performance Measure section within this report.
Three Months Ended September 30, 2014 compared with Three Months Ended September 30, 2013
The Company generated net income of $6.4 million ($1.94 per diluted share) for the three months ended September 30, 2014, compared with net income of $5.4 million ($1.67 per diluted share) for the three months ended September 30, 2013. Operating income increased by $3.5 million period over period due to an increase in AUM, resulting in a $6.6 million increase in revenue. The revenue increase was offset by an increase in operating expenses of $3.1 million related to higher compensation due to merit increases, increases in staffing and an increase in incentive compensation. A negative investment return of $1.0 million due to market depreciation further offset the increase in net income for the three months ended September 30, 2014 compared to a $914 thousand increase in net income from a positive investment return for the three months ended September 30, 2013. Income tax provision increased $606 thousand from the three months ended September 30, 2013 to the three months ended September 30, 2014 corresponding with an overall increase in income before taxes. Operating profit margin increased to 40% for the third quarter 2014 from 36% for the third quarter 2013. We expect that our operating margin will fluctuate from period to period based on various factors including revenues; investment results; employee performance; staffing levels; development of investment strategies, products, or channels; and industry comparisons.

Revenue

	Three Months Ended September 30,
(in thousands)	2014	2013	% Change
Investment advisory	$23,541	$17,843	32%
Mutual fund administration, net	3,917	2,976	32%
Total	$27,458	$20,819	32%
As a percent of total revenues for the third quarter of 2014 and 2013, investment advisory fees accounted for 86% and mutual fund administration fees made up the remaining 14%.
Investment Advisory Fees. Investment advisory fees increased $5.7 million, or 32%, from the three months ended September 30, 2013 to the three months ended September 30, 2014. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates which vary by investment product. The increase in investment advisory fees was driven by an increase of 34% in average AUM quarter over quarter, offset by a decrease of one basis point in the average advisory fee rate from 0.67% for the three months ended September 30, 2013 to 0.66% for the three months ended September 30, 2014.
Mutual Fund Administration Fees. Mutual fund administration fees increased $941 thousand, or 32%, from the three months ended September 30, 2013 to the three months ended September 30, 2014. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of average Funds AUM, and all Beacon Hill fee revenue. The increase in mutual fund administration fees is due to a 39% increase in average Funds AUM from $6.5 billion for the three months ended September 30, 2013 to $9.1 billion for the three months ended September 30, 2014 and an increase in Beacon Hill revenue, offset by a decrease of two basis points in the net administration fee rate from 0.16% for the three months ended September 30, 2013 to 0.14% for the three months ended September 30, 2014 due to an increase in financial intermediary fees for servicing fund shareholders, which are netted against mutual fund administration fees. We expect to see a continued increase in the fees charged by financial intermediaries for servicing fund shareholders.
Expenses

	Three Months Ended September 30,
(in thousands)	2014	2013	% Change
Compensation and related costs	$13,370	$10,818	24%
General and administrative	1,802	1,553	16%
Sales and marketing	565	505	12%
Mutual fund administration	738	474	56%
Total	$16,475	$13,350	23%
Compensation and Related Costs. Employee compensation and benefits increased by $2.6 million, or 24%, from the three months ended September 30, 2013 compared to the three months ended September 30, 2014, due to an increase of $648 thousand in salaries and related benefits due to merit increases and increases in staffing levels, an increase of $211 thousand in restricted stock expense due to additional restricted stock transactions after the third quarter of 2013, and an increase of $1.7 million in incentive compensation during third quarter of 2014.
General and Administrative. General and administrative expenses increased by $249 thousand, or 16%, from the three months ended September 30, 2013 to the three months ended September 30, 2014. This increase is primarily due to additional research expenses to support our investment teamand additional rent related to the expansion of our office space.
Sales and Marketing. Sales and marketing expenses increased by $60 thousand, or 12%, from the three months ended September 30, 2013 to the three months ended September 30, 2014. The increase was due to an overall increase in travel, sponsorships and consulting related to business development and retention efforts and payments made to third party intermediaries related to sales of our proprietary funds, offset by a reduction in costs related to the production of marketing materials.
Mutual Fund Administration. Mutual fund administration expenses increased by $263 thousand, or 56%, from the three months ended September 30, 2013 to the three months ended September 30, 2014. Mutual fund administration expenses consist of both variable and fixed expenses. The variable expenses are based on Fund AUM and the number of shareholder accounts. The increase is primarily due to a restructuring of certain servicing contracts for the Funds to shift the expense obligation from the Funds to the Company. This effectively lowered the expense ratio of the Funds by approximately one basis point and increased the mutual fund administration expense of the Company by an equivalent dollar amount. An increase in the average Funds AUM of 39% from the three months ended September 30, 2013 to the three months ended September 30, 2014 also contributed to the increase.
Nine Months Ended September 30, 2014 compared with Nine Months Ended September 30, 2013
The Company generated net income of $19.0 million ($5.84 per diluted share) for the nine months ended September 30, 2014, compared with net income of $15.4 million ($4.84 per diluted share) for the nine months ended September 30, 2013. Operating income increased by $8.0 million period over period due to an increase in AUM, resulting in a $17.0 million increase in revenue. The revenue increase was offset by an increase in operating expenses of $9.0 million related to higher compensation due to merit increases, increases in staffing, an increase in incentive compensation, and an increase in restricted stock expenses. A positive investment return of $833 thousand due to market appreciation increased net income for the nine months ended September 30, 2014 compared to a $3.5 million increase in net income from a positive investment return for the nine months ended September 30, 2013. Income tax provision increased $1.7 million from the nine months ended September 30, 2013 to the nine months ended September 30, 2014 primarily due to an increase in income before taxes. Operating profit margin increased to 38% for the nine months ended September 30, 2014 from 36% for the nine months ended September 30, 2013. We expect that our operating margin will fluctuate from period to period based on various factors including revenues; investment results; employee performance; staffing levels; development of investment strategies, products, or channels; and industry comparisons.
Revenue

	Nine Months Ended September 30,
(in thousands)	2014	2013	% Change
Investment advisory	$65,392	$50,788	29%
Mutual fund administration, net	10,696	8,321	29%
Total	$76,088	$59,109	29%
As a percent of 2014 and 2013 year to date revenues, investment advisory fees accounted for 86% and mutual fund administration fees made up the remaining 14%.
Investment Advisory Fees. Investment advisory fees increased $14.6 million, or 29%, from the nine months ended September 30, 2013 to the nine months ended September 30, 2014. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates which vary by investment product. The increase in investment advisory fees was driven by an increase of 28% in average AUM from the nine months ended September 30, 2013 to the nine months ended September 30, 2014 and an increase of one basis point in the average advisory fee rate from 0.64% for the nine months ended September 30, 2013 to 0.65% for the nine months ended September 30, 2014.
Mutual Fund Administration Fees. Mutual fund administration fees increased $2.4 million, or 29%, from the nine months ended September 30, 2013 to the nine months ended September 30, 2014. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of average Funds AUM, and all Beacon Hill fee revenue. The increase in mutual fund administration fees is due to a 38% increase in average Funds AUM from $6.1 billion for the nine months ended September 30, 2013 to $8.4 billion for the nine months ended September 30, 2014 and an increase in Beacon Hill revenue, offset by a decrease of two basis points in the net administration fee rate from 0.16% for the nine months ended September 30, 2013 to 0.14% for the nine months ended September 30, 2014 due to an increase in financial intermediary fees for servicing fund shareholders, which are netted against mutual fund administration fees. We expect to see a continued increase in the fees charged by financial intermediaries for servicing fund shareholders.

Expenses

	Nine Months Ended September 30,
(in thousands)	2014	2013	% Change
Compensation and related costs	$37,968	$30,689	24%
General and administrative	5,099	4,366	17%
Sales and marketing	1,648	1,503	10%
Mutual fund administration	2,144	1,302	65%
Total	$46,859	$37,860	24%
Compensation and Related Costs. Employee compensation and benefits increased by $7.3 million, or 24%, from the nine months ended September 30, 2013 compared to the nine months ended September 30, 2014, due to an increase of $1.7 million in salaries and related benefits due to merit increases and increases in staffing levels, an increase of $873 thousand in restricted stock expense due to additional restricted stock transactions after the third quarter of 2013, and an increase of $4.7 million in incentive compensation due to growth in the business.
General and Administrative. General and administrative expenses increased by $733 thousand, or 17%, from the nine months ended September 30, 2013 to the nine months ended September 30, 2014. This increase is primarily due to additional research expenses to support our investment team, an increase in information technology expenses, and additional rent related to the expansion of our office space.
Sales and Marketing. Sales and marketing expenses increased by $145 thousand, or 10%, from the nine months ended September 30, 2013 to the nine months ended September 30, 2014. The increase was due to an overall increase in travel, sponsorships and consulting related to business development and retention efforts and payments made to third party intermediaries related to sales of our proprietary funds, offset by a reduction in costs related to the production of marketing materials.
Mutual Fund Administration. Mutual fund administration expenses increased by $842 thousand, or 65%, from the nine months ended September 30, 2013 to the nine months ended September 30, 2014. Mutual fund administration expenses consist of both variable and fixed expenses. The variable expenses are based on Fund AUM and the number of shareholder accounts. The increase is primarily due to a restructuring of certain servicing contracts for the Funds to shift the expense obligation from the Funds to the Company. This effectively lowered the expense ratio of the Funds by approximately one basis point and increased the mutual fund administration expense of the Company by an equivalent dollar amount. An increase in the average Funds AUM of 38% from the nine months ended September 30, 2013 to the nine months ended September 30, 2014 also contributed to the increase.
Liquidity and Capital Resources
Sources of Liquidity
The Company’s main source of liquidity is cash flow from operating activities, which is generated from investment advisory and fund administration fees. Our entire investment portfolio is in readily marketable securities, which provide for cash liquidity, if needed. Investments in mutual funds are valued at their quoted current net asset value. Investments in private investment funds are valued at net asset value, which is determined based upon readily available market quotations. Inflation is expected to have no material impact on our performance. Cash and cash equivalents, accounts receivable, and investments represented approximately 90% and 86% of total assets as of September 30, 2014 and December 31, 2013, respectively. We believe these sources of liquidity, as well as our continuing cash flows from operating activities, will be sufficient to meet our current and future operating needs for at least the next 12 months.
Uses of Liquidity
In line with the Company’s primary objective to fulfill our fiduciary duty to clients and secondary objective to achieve an adequate long-term return for shareholders, we anticipate our main uses of cash will be for operating expenses and seed capital to fund new investment strategies.

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
Working Capital
As of September 30, 2014, the Company had working capital of approximately $64.9 million, compared to $34.4 million at December 31, 2013. Working capital includes cash, securities owned and current receivables, net of all liabilities. The Company has no debt, and we believe our available working capital is sufficient to cover current expenses. We expect to have sufficient working capital to cover anticipated capital expenditures of $2.0 million for the remainder of 2014 and early 2015 related to office expansion to support our growth.
Cash Flow Analysis
Cash Flows from Operating Activities
The Company’s cash flows from operating activities are calculated by adjusting net income to reflect other significant operating sources and uses of cash, certain significant non-cash items such as share-based compensation, and timing differences in the cash settlement of operating assets and liabilities.
For the nine months ended September 30, 2014, net cash provided by operating activities totaled $25.4 million. For the nine months ended September 30, 2013, net cash provided by operating activities totaled $21.5 million, respectively.
Cash Flows from Investing Activities
The Company’s cash flows from investing activities consist primarily of capital expenditures and purchases and redemptions in our investment portfolio.
Cash flows used in investing activities totaled $16.0 million for the nine months ended September 30, 2014 primarily related to purchases into the Company’s corporate investments, $4.0 million of which relates to purchases into deferred compensation plans. Cash flows used in investing activities totaled $2.4 million for the nine months ended September 30, 2013 primarily related to purchases into the Company's corporate investments.
Cash Flows from Financing Activities
The Company’s cash flows from financing activities may consist of the payment of special dividends, the repurchase of common shares, and the value of shares withheld related to employee tax withholding.
For the nine months ended September 30, 2014, net cash used in financing activities totaled $117 thousand consisting of the value of shares withheld related to employee tax withholding, offset by excess income tax benefit from stock-based compensation. For the nine months ended September 30, 2013, net cash used in financing activities totaled $567 thousand consisting of the value of shares withheld related to employee tax withholding, offset by excess income tax benefit from stock-based compensation.
Use of Supplemental Data as Non-GAAP Performance Measure
Net Operating Income After Tax
As supplemental information, we are providing performance measures that are based on methodologies other than generally accepted accounting principles ("non-GAAP") for "Net Operating Income After Tax" that management uses as benchmarks in evaluating and comparing the period-to-period operating performance of the Company and its subsidiaries.
The Company defines "net operating income after tax" as the Company’s net operating income less its income tax provision, excluding investment related activity and the tax impact related to the investment related activity. The Company believes that “net operating income after tax” provides a good representation of the Company’s operating performance, as it excludes the impact of investment related activity on financial results. The amount of the investment portfolio and market fluctuations on the investments can change significantly from one period to another, which can distort the underlying earnings potential of a company. We also believe "net operating income after tax" is an important metric in estimating the value of an asset management business. This non-GAAP measure is provided in addition to net income and net operating income and is not a substitute for net income or net operating income and may not be comparable to non-GAAP performance measures of other companies.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except per share data)	2014	2013	% Change	2014	2013	% Change
Net operating income, GAAP basis	$10,984	$7,470	47%	$29,229	$21,249	38%
Non-GAAP adjustments:
Tax provision excluding impact of investment income (loss)	(3,993)	(2,692)	48%	(10,728)	(8,006)	34%
Net operating income after tax, non-GAAP basis	$6,991	$4,778	46%	$18,501	$13,243	40%
Net operating income after tax per diluted share, non-GAAP basis	$2.13	$1.49	43%	$5.68	$4.16	37%
Diluted weighted average shares outstanding, GAAP basis	3,281	3,212		3,260	3,181
The tax provision excluding impact of investment related activity is calculated by applying the tax rate from the actual tax provision to net operating income.
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
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
During the quarter ended September 30, 2014, the Company did not purchase any of its Common Shares and did not sell any Common Shares that were not registered under the Securities Act of 1933. The following table sets forth information regarding the Company’s repurchase program of its Common Shares during the third quarter of fiscal year 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2014 through July 31, 2014	—	—	—	318,433
August 1, 2014 through August 31, 2014	—	—	—	318,433
September 1, 2014 through September 30, 2014	—	—	—	318,433

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

3.2	Amended and Restated Code of Regulations of the Company (Incorporated by reference from Form 8-K Current Report, Exhibit 3.1, filed with the SEC on August 7, 2014; File No. 000-24498.)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Section 1350 Certifications.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

DIAMOND HILL INVESTMENT GROUP, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DIAMOND HILL INVESTMENT GROUP, INC.

Date	Title	Signature

October 29, 2014	President, Chief Executive Officer, and a Director	/s/ R. H. Dillon
R. H. Dillon

October 29, 2014	Chief Financial Officer, Treasurer, Secretary, and a Director	/s/ James F. Laird
James F. Laird