Form 10-K
period 2014-12-31
DIAMOND HILL INVESTMENT GROUP INC
filed 2015-02-27
CIK 909108

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Aggregate market value of the registrant’s common shares (the only common equity of the registrant) held by non-affiliates of the registrant, based on the closing price of $127.72 on June 30, 2014 on the NASDAQ Global Select Market was $318,644,669. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that the registrant’s executive officers and directors and persons holding five percent or more of the registrant’s common shares are affiliates.
The number of shares outstanding of the issuer's common stock, as of February 26, 2015, is 3,305,561 shares.
Documents incorporated by Reference
Portions of the registrant’s definitive proxy statement for the 2015 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this report.

Diamond Hill Investment Group, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2014

PART I

Item 1.	Business
Forward-Looking Statements
Throughout this Annual Report on Form 10-K, Diamond Hill Investment Group, Inc. (the "Company," "we," "us" and "our") may make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to such matters as anticipated operating results, prospects and levels of assets under management, technological developments, economic trends (including interest rates and market volatility), expected transactions and similar matters. The words “believe,” “expect,” “anticipate,” “estimate,” “should,” “hope,” “seek,” “plan,” “intend” and similar expressions identify forward-looking statements that speak only as of the date thereof. While we believe that the assumptions underlying our forward-looking statements are reasonable, investors are cautioned that any of the assumptions could prove to be inaccurate and, accordingly, our actual results and experiences could differ materially from the anticipated results or other expectations expressed in our forward-looking statements. Factors that could cause such actual results or experiences to differ from results discussed in the forward-looking statements include, but are not limited to: the adverse effect from a decline in the securities markets; a decline in the performance of our products; changes in interest rates; changes in national and local economic and political conditions, including the effects of implementation of the Budget Control Act of 2011, the American Taxpayer Relief Act of 2012, the Jumpstart Our Business Startups Act of 2012 and the continuing economic uncertainty in various parts of the world; changes in government policy and regulation, including monetary policy; changes in our ability to attract or retain key employees; unforeseen costs and other effects related to legal proceedings or investigations of governmental and self-regulatory organizations; and other risks identified from time-to-time in other public documents on file with the U. S. Securities and Exchange Commission (“SEC”), including those discussed below in Item 1A. Throughout this Annual Report on Form 10-K, when we use the terms the “Company,” “management,” “we,” “us,” and “our,” we mean Diamond Hill Investment Group, Inc. and its subsidiaries.
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
Investment Advisory Fees
The Company’s principal source of revenue is investment advisory fee income earned from managing client accounts under investment advisory and sub-advisory agreements. The fees earned depend on the type of investment strategy, account size and servicing requirements. Revenues depend on the total value and composition of assets under management (“AUM”). Accordingly, net cash flows from clients, market fluctuations in client portfolios, and the composition of AUM impact our revenues and results of operations. We also have certain agreements which allow us to earn variable fees in the event that investment returns exceed targeted amounts during a measurement period.
Investment Strategies
The Company offers several traditional and alternative investment strategies, which are all based on the same intrinsic value philosophy. As of December 31, 2014, we offered the following representative investment strategies to our clients:

1.	Small Cap - Pursues long-term capital appreciation by investment in a portfolio of 50-80 small-capitalization U.S. equity securities.

2.	Small-Mid Cap - Pursues long-term capital appreciation by investing in a portfolio of 50-70 small- and mid-capitalization U.S. equity securities.

3.	Mid Cap - Pursues long-term capital appreciation by investing in a portfolio of 40-60 mid-capitalization U.S. equity securities

4.	Large Cap - Pursues long-term capital appreciation by investing in a portfolio of 40-60 large-capitalization U.S. equity securities.

5.	Select - Pursues long-term capital appreciation by investing in a portfolio of 30-40 U.S. companies across a broad range of market capitalizations.

6.	Long-Short - Pursues long-term capital appreciation by investing both long and selling short U.S. companies across a broad range of market capitalizations.

7.
Research Opportunities - Pursues long-term capital appreciation by investing both long and selling short U.S. companies across a broad range of market capitalizations, as well as by investing up to 20% in international equities and up to 20% in fixed income investments.

8.	Financial Long-Short - Pursues long-term capital appreciation by investing both long and selling short U.S. financial services companies across a broad range of market capitalizations.

9.	Strategic Income - Pursues high current income, preservation of capital, and total return by investing in corporate bonds across the credit spectrum.
Investment Results
The Company believes that one of the most important characteristics exhibited by the best investment firms is excellent investment returns for their clients over a long period of time. We are pleased that, during our history as an investment advisory firm, we have delivered what we believe are strong long-term investment returns for our clients. Investment returns have been a key driver in the long-term success we have achieved in growing assets under management ("AUM"). Driven by an expanding economy, growing corporate profits, and persistently low interest rates, the broad U.S. equity market posted its sixth consecutive annual gain in 2014. Our investment strategies posted positive absolute returns in 2014; however, on a relative basis, most strategies trailed their respective benchmark returns.
2014 was a difficult year for active managers in large part due to lower volatility and lower dispersion. Volatility provides opportunities for active managers to identify mispricings in the market and take advantage of those mispricings. When volatility is low, there are fewer opportunities. Similarly, when dispersion is low, the spread between winners and losers is narrow, making it more difficult to stand out from the crowd. More importantly, as of December 31, 2014, the since inception returns for nearly all of our strategies with at least five years of results exceeded their respective benchmark returns. The exception was the Diamond Hill Research Opportunities Fund, which completed its first five-year period of existence at March 31, 2014. While pleased with the absolute return of the Research Opportunities Fund, the relative return since inception is disappointing. However, we continue to believe the Fund’s disciplined approach to capital allocation will deliver satisfactory absolute and relative returns over most rolling five-year periods and over full market cycles. The following is a summary of the investment returns for each or our representative strategies with at least five years of results as of December 31, 2014, relative to its respective passive benchmark.

		As of December 31, 2014
	Inception	1 Year	3 Year	5 Year	10 Year	Since Inception
Diamond Hill Small Cap Fund	12/29/2000	4.86%	18.46%	13.81%	8.00%	11.89%
Russell 2000		4.89%	19.21%	15.55%	7.77%	8.16%
Diamond Hill Small-Mid Cap Fund	12/30/2005	7.36%	20.74%	15.87%	N/A	9.56%
Russell 2500		7.07%	19.97%	16.36%	N/A	8.78%
Diamond Hill Large Cap Fund	6/29/2001	10.74%	19.43%	13.91%	8.99%	8.52%
Russell 1000		13.24%	20.62%	15.64%	7.96%	6.35%
Diamond Hill Select Fund	12/30/2005	11.57%	21.56%	14.32%	N/A	8.71%
Russell 3000		12.56%	20.51%	15.63%	N/A	8.15%
Diamond Hill Long-Short Fund	6/30/2000	7.55%	12.95%	8.29%	7.19%	7.35%
60% Russell 1000 / 40% BofA ML US 0-3 Month T-Bill		7.86%	12.08%	9.39%	5.61%	3.85%
Diamond Hill Research Opportunities Fund	3/31/2009	7.21%	16.83%	12.62%	N/A	17.73%
Russell 3000		12.56%	20.51%	15.63%	N/A	20.87%
Diamond Hill Financial Long-Short Fund	8/1/1997	8.42%	23.64%	13.98%	2.62%	7.68%
Russell 3000 Financials		14.06%	24.75%	14.00%	2.10%	4.99%
Diamond Hill Strategic Income Fund	9/30/2002	2.38%	5.80%	7.29%	5.78%	7.33%
BofA ML US Corporate & High Yield		6.43%	5.95%	7.07%	5.96%	6.73%
________________________

-	Fund returns are Class I shares net of fees
-	Index returns do not reflect any fees
Assets Under Management
The following tables show AUM by product and investment objective as well as net client cash flows for the past five years ended December 31, 2014:

	Assets Under Management by Product As of December 31,
(in millions)	2014	2013	2012	2011	2010
Proprietary funds	$9,863	$7,600	$5,251	$4,405	$4,409
Sub-advised funds	665	444	947	972	930
Institutional accounts	5,128	4,142	3,231	3,294	3,284
Total AUM	$15,656	$12,186	$9,429	$8,671	$8,623

	Assets Under Management by Investment Objective As of December 31,
(in millions)	2014	2013	2012	2011	2010
Small Cap	$1,575	$1,402	$939	$932	$948
Small-Mid Cap	1,295	780	364	277	196
Large Cap	7,926	6,254	5,211	4,885	4,631
Select (All Cap)	432	327	258	321	422
Long-Short	4,179	3,213	2,455	2,082	2,251
Strategic Income	249	210	202	174	175
Total AUM	$15,656	$12,186	$9,429	$8,671	$8,623

	Change in Assets Under Management For the Year Ended December 31,
(in millions)	2014	2013	2012	2011	2010
AUM at beginning of the year	$12,186	$9,429	$8,671	$8,623	$6,283
Net cash inflows (outflows)
proprietary funds	1,618	713	429	56	452
sub-advised funds	166	(758)	(149)	21	714
institutional accounts	478	(263)	(499)	(74)	532
	2,262	(308)	(219)	3	1,698
Net market appreciation and income	1,208	3,065	977	45	642
Increase during the year	3,470	2,757	758	48	2,340
AUM at end of the year	$15,656	$12,186	$9,429	$8,671	$8,623
Capacity
The Company’s primary goal is to fulfill our fiduciary duty to clients. We understand that our ability to retain and grow assets as a firm has been, and will be, driven primarily by delivering attractive long-term investment results to our clients. Once we determine that the size of any of our strategies hinders our ability to add value over a passive alternative, we have closed, and will continue to close, those strategies to new clients, which will impact our ability to grow AUM. We have prioritized, and will continue to prioritize, investment results over asset accumulation. Currently, all of our investment strategies are open to new investors. We estimate our AUM capacity to be approximately $25-$35 billion, with AUM of $15.7 billion as of December 31, 2014.
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
AUM by Channel
Below is a summary of our AUM by distribution channel for the past five years ended December 31, 2014:

	Assets by Distribution Channel As of December 31,
(in millions)	2014	2013	2012	2011	2010
Proprietary funds:
Registered investment advisers	$2,363	$1,678	$1,258	$1,049	$1,080
Independent broker/dealers	1,862	1,400	917	665	815
Wirehouse broker/dealers	1,760	1,261	758	674	775
Banks	2,176	1,668	1,407	927	797
Defined contribution	1,232	1,226	739	737	493
Other	470	367	172	353	449
Total proprietary funds	9,863	7,600	5,251	4,405	4,409
Sub-advised funds	665	444	947	972	930
Institutional accounts:
Institutional consultant	2,681	1,965	1,857	1,836	1,602
Financial intermediary	1,573	1,488	1,164	1,237	1,246
Direct	874	689	210	221	436
Total institutional accounts	5,128	4,142	3,231	3,294	3,284
Total AUM	$15,656	$12,186	$9,429	$8,671	$8,623

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
Fund Administration Activities
Fund Administration Services
The Company provides fund administration services to the Diamond Hill Funds and other third party mutual fund companies and investment advisers. Fund administration services are broadly defined as portfolio and regulatory compliance, treasury and financial oversight, statutory underwriting, oversight of back-office service providers such as the custodian, fund accountant, and transfer agent, and general business management and governance of the mutual fund complex. These services are offered on a stand-alone basis, as well as through a series or "umbrella" trust whereby individual investment advisers can establish a mutual fund under a fund complex sponsored by the Company.
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
Contractual Relationships with the Diamond Hill Funds
The Company is very dependent on our contractual relationships with the Funds. In the event our advisory or administration agreements with the Funds are terminated, not renewed, or amended to reduce fees, we would be materially and adversely affected. We generated approximately 73%, 71% and 65% of our 2014, 2013 and 2012 revenues, respectively, from our advisory and administrative contracts with the Funds. We consider our relationship with the Funds and their board of trustees to be good, and have no reason to believe that these advisory or administration contracts will not be renewed in the future; however, there is no assurance that the Funds will choose to continue their relationships with the Company. Please see Item 1A for risk factors regarding this relationship.
Employees
As of December 31, 2014, the Company and its subsidiaries employed 107 full-time equivalent employees. As of December 31, 2013, the comparable number was 98. We believe that our relationship with our employees is good and do not anticipate any material change in the number of employees.

SEC Filings
The Company maintains an Internet website at www.diamond-hill.com. Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, XBRL instance documents, Current Reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are made available free of charge, on or through our website, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The contents of our website are not incorporated into, or otherwise made a part of, this Annual Report on Form 10-K. Our filings with the Commission may be read and copied at the Commission's Public Reference Room at 100F Street, NE, Washington, DC 20549. These filings are also available on the Commission's web-site at http://www.sec.gov free of charge as soon as reasonably practicable after we have filed the above referenced reports.

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
Adverse opinions of the funds we administer or advise published by third parties, including rating agencies and industry analysts, could decrease our AUM and our revenues.
Investment funds are assessed and rated by independent third parties, including rating agencies, industry analysts and publications. Investors can be influenced by such ratings. If any of the funds we administer or advise receives an adverse report, it could negatively influence the amount of money invested into the fund and increase withdrawals from the fund reducing our AUM and our revenue.

The Company’s success depends on our key personnel, and our financial performance could be negatively affected by the loss of their services.
Our success depends on highly skilled personnel, including portfolio managers, research analysts, and management, many of whom have specialized expertise and extensive experience in the investment management industry. Financial services professionals are in high demand, and we face significant competition for qualified employees. With the exception of our Chief Executive Officer, key employees do not have employment contracts and generally can terminate their employment at any time. The Company cannot assure that we will be able to retain or replace key personnel. In order to retain or replace our key personnel, we may be required to increase compensation, which would decrease net income. The loss of key personnel could damage our reputation and make it more difficult to retain and attract new employees and clients. A loss of client assets resulting from the departure of key personnel may materially decrease our revenues and net income.
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
The Company is very dependent on our contractual relationships with the Funds. In the event our advisory or administration agreements with the Funds are terminated, not renewed, or amended to reduce fees, we would be materially and adversely affected. Generally, these agreements are terminable by either party upon 60 days written notice without penalty. The agreements are subject to annual approval by either (i) the board of trustees of the Funds or (ii) a vote of the majority of the outstanding voting securities of each Fund. The agreements automatically terminate in the event of their assignment by either the Company or the Fund. We generated approximately 73%, 71%, and 65% of our 2014, 2013 and 2012 revenues, respectively, from our advisory and administrative contracts with the Funds, including 30%, 15%, and 10% from the advisory contracts with the Diamond Hill Long-Short Fund, Large Cap Fund, and Small Cap Fund, respectively, during 2014. The loss of the Long-Short Fund, Large Cap Fund, or Small Cap Fund contracts would have a material adverse effect on the Company. We consider our relationship with the Funds and their board of trustees to be good, and we have no reason to believe that these advisory or administration contracts will not be renewed in the future; however, there is no assurance that the Funds will choose to continue their relationships with us.
Operational risks may disrupt our business, result in losses or limit our growth.
The Company is dependent on the capacity and reliability of the communications, information and technology systems supporting our operations, whether developed, owned and operated by the Company or by third parties. Operational risks such as trading or operational errors, interruption of our financial, accounting, trading, compliance and other data processing systems, the loss of data contained in the systems, or compromised systems due to cyber-attack, could result in a disruption of our business, liability to clients, regulatory intervention or reputational damage, and thus adversely affect our business.
The Company’s business is subject to substantial governmental regulation.
Our business is subject to a variety of federal securities laws, including the Investment Advisers Act of 1940, the Investment Company Act of 1940, the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002, and the U.S. PATRIOT Act of 2001. In addition, we are subject to significant regulation and oversight by the SEC and FINRA. Changes in legal, regulatory, accounting, tax and compliance requirements could have a significant effect on our operations and results, including but not limited to increased expenses and reduced investor interest in certain funds and other investment products we offer. We continually monitors legislative, tax, regulatory, accounting, and compliance developments that could impact our business. We and our directors, officers and employees could be subject to lawsuits or regulatory proceedings for violations of such laws and regulations, which could result in the payment of fines or penalties and cause reputational harm to the Company. Such harm could negatively affect our financial condition and results of operations, as well as divert management's attention from operations.
We continue to seek to understand, evaluate and, when possible, manage and control these and other business risks.
Trading in our common shares is limited, which may adversely affect the time and the price at which you can sell your shares of the Company.
Although our common shares are listed on the NASDAQ Global Select Market, the shares are held by a relatively small number of shareholders, and trading in our common shares is not active. The spread between the bid and the asked prices is often wide. As a result, you may not be able to sell your shares on short notice, and the sale of a large number of shares at one time could temporarily depress the market price. In addition, certain shareholders, including certain directors and officers of the Company, own a significant number of shares. The sale of a large number of shares by any such individual could temporarily depress the market price.

ITEM 1B.	Unresolved Staff Comments
None.

ITEM 2.	Properties
The Company leases office space at two locations in Columbus, Ohio and one location in Berwyn, Pennsylvania.
The Company does not own any real estate or interests in real estate.

ITEM 3.	Legal Proceedings
From time to time, the Company is party to ordinary routine litigation that is incidental to its business. There are currently no material legal proceedings.

ITEM 4.	Mine Safety Disclosures
Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The following performance graph compares the total shareholder return of an investment in our common shares to that of the Russell Microcap® Index, and to a peer group index of publicly traded asset management firms for the five-year period ending on December 31, 2014. The graph assumes that the value of the investment in our common shares and each index was $100 on December 31, 2009. Total return includes reinvestment of all dividends. The Russell Microcap® Index makes up less than 3% of the U.S. equity market and is a market-value-weighted index of the smallest 1,000 securities in the small-cap Russell 2000® Index plus the next 1,000 smallest securities. Peer Group returns are weighted by the market capitalization of each firm at the beginning of the measurement period. The historical information set forth below is not necessarily indicative of future performance. We do not make or endorse any predictions as to future stock performance.

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	Cumulative 5 Year Total Return
Diamond Hill Investment Group, Inc.	$100	$133	$145	$149	$266	$319	219%
Russell Microcap® Index	$100	$129	$117	$140	$204	$211	111%
Peer Group*	$100	$102	$75	$98	$151	$150	50%

* The Peer Group is based upon all asset managers with market cap of less than $5 billion excluding firms whose primary business is hedge fund or private equity, and firms with multiple lines of business. The following companies are included in the Peer Group: Alliance Bernstein Holding L.P.; Calamos Asset Management, Inc.; Cohen & Steers, Inc.; Eaton Vance Corp.; Federated Investors, Inc.; GAMCO Investors, Inc.; Hennessy Advisors, Inc.; Janus Capital Group, Inc.; Pzena Investment Management, Inc.; Teton Advisors, Inc.; U.S. Global Investors, Inc.; Virtus Investment Partners, Inc.; Waddell & Reed Financial, Inc.; Wisdomtree Investments, Inc.; and Westwood Holdings Group, Inc.

The Company’s common shares trade on the NASDAQ Global Select Market under the symbol DHIL. The following table sets forth the high and low sales prices during each quarter of 2014 and 2013:

	2014			2013
	High Price	Low Price	Dividend Per Share	High Price	Low Price	Dividend Per Share
Quarter ended:
March 31	$130.57	$112.83	$—	$79.30	$67.34	$—
June 30	$133.50	$115.86	$—	$85.59	$72.50	$—
September 30	$133.62	$122.89	$—	$113.16	$86.21	$—
December 31	$143.06	$114.57	$4.00	$124.25	$104.86	$3.00
Due to the relatively low volume of traded shares, bid/ask spreads can be fairly wide at times and therefore, quoted prices may not be indicative of the price a shareholder may receive in an actual transaction. During the years ended December 31, 2014 and 2013, approximately 1,553,212 and 2,663,334, respectively, of our common shares were traded. The dividends indicated above were special dividends. We have not paid regular quarterly dividends in the past, and have no present intention of paying regular dividends in the future. The approximate number of record holders of our common shares at December 31, 2014 was 264, although we believe that the number of beneficial owners of our common shares is substantially greater.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Company did not purchase any of our common shares during the year ended December 31, 2014. The following table sets forth information regarding our repurchase program of our common shares during the fourth quarter of fiscal year 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(a)
October 1, 2014 through October 31, 2014	—	—	—	318,433
November 1, 2014 through November 30, 2014	—	—	—	318,433
December 1, 2014 through December 31, 2014	—	—	—	318,433

(a)
The Company’s current share repurchase program was announced on August 9, 2007. The board of directors authorized management to repurchase up to 350,000 of our common shares in the open market and in private transactions in accordance with applicable securities laws. Our repurchase program is not subject to an expiration date.

We sold no equity securities of the Company during 2014 that were not registered under the Securities Act of 1933.

ITEM 6.	Selected Financial Data
The following selected financial data should be read in conjunction with our Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report on Form 10-K.

	For the Years Ended December 31,
(in thousands, except per share data)	2014	2013	2012	2011	2010
Income Statement Data:
Total revenues	$104,559	$81,432	$66,657	$63,895	$56,795
Compensation and related costs	43,892	40,852	33,868	32,875	30,991
Other expenses	13,206	9,898	8,361	7,959	7,331
Total expenses	57,098	50,750	42,229	40,834	38,322
Net operating income	47,460	30,682	24,428	23,061	18,473
Operating profit margin	45.4%	37.7%	36.6%	36.1%	32.5%
Net income	31,581	22,155	16,931	14,353	12,402
Per Share Information:
Basic earnings	$9.88	$7.05	$5.44	$4.86	$4.48
Diluted earnings	9.67	6.94	5.44	4.86	4.48
Cash dividend declared	4.00	3.00	8.00	5.00	13.00
Weighted Average Shares Outstanding
Basic	3,196	3,142	3,111	2,952	2,767
Diluted	3,266	3,194	3,111	2,952	2,768
	At December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data (in thousands):
Total assets	$107,709	$75,353	$41,236	$37,720	$28,566
Long-term debt	—	—	—	—	—
Shareholders equity	74,319	44,943	21,736	18,050	7,498
Assets Under Management (in millions)	$15,656	$12,186	$9,429	$8,671	$8,623
Net Client Flows (in millions)	2,262	(308)	(219)	3	1,698

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this section, we discuss and analyze the consolidated results of operations for the past three fiscal years and other factors that may affect future financial performance. This discussion should be read in conjunction with our Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Selected Financial Data contained in this Form 10-K.
Business Environment
Driven by an expanding economy, growing corporate profits, and persistently low interest rates, the broad U.S. equity market posted its sixth consecutive annual gain in 2014. The S&P 500 Index finished the year with a 13.7% total return (including dividends), and the Federal Reserve signaled its belief in the economy’s ability to grow without assistance by concluding its bond purchasing program known as Quantitative Easing, or QE, in October 2014. Although investors expect the Fed to raise interest rates sometime in 2015, its overall monetary policy remains accommodative, encouraging equity investors.

In the U.S., unemployment fell as a result of the best hiring stretch since the late 1990s. The U.S. consumer benefited from a steep decline in gasoline prices to the lowest levels in five years, adding more buying power beyond modest wage gains. The sharp decline in the price of oil over the past few months is likely to improve household budgets. Globally, central banks remained extraordinarily accommodative in an attempt to provide a backdrop for increased economic growth. Europe, which has been a clear economic laggard over the past few years, was still only showing modest signs of improvement. Meanwhile, China and India continued to grow at healthy mid-single digit rates, but many other emerging economies around the world are seeing decelerating growth rates. The U.S. dollar ended the year strong relative to other currencies as investors were confident that stronger economic growth in the U.S. will lead the Fed to raise rates in 2015 for the first time since before the financial crisis.

Despite the end of the Federal Reserve’s Quantitative Easing, we continue to believe the Fed is likely to maintain a very accommodative overall monetary stance well into next year as the domestic economy is lacking signs of robust growth, while inflation expectations have again turned lower. The recent strength of the U.S. dollar is now playing a key role in these developments as its relative appreciation has created a new headwind for growth while also pushing down commodity prices. The modest deleveraging of the U.S. household sector over the past few years continues to be a positive story. These lower debt levels combined with very low interest rates have allowed consumer debt-service burdens to improve to very low levels by historical standards. This healthy debt service picture remains very much tied to historically low interest/mortgage rates, and any sharp, meaningful increase in those rates is likely to present an important headwind for growth.

Although the U.S. economy appears to be healing at a steady pace and set to maintain its 2% - 3% growth heading into 2015, we continue to expect positive but below average equity market returns over the next five years. Our conclusion is primarily based on above average price/earnings multiples applied to already very strong levels of corporate profit margins, which in combination, likely tempers prospective returns. This outlook also seems consistent with the current interest rate environment. We believe that we can achieve better than market returns over the next five years through active portfolio management and stock selection independent of benchmark weights.

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
Key Financial Performance Indicators
There are a variety of key performance indicators the Company monitors in order to evaluate our business results. The following table presents the results of certain key performance indicators over the past three fiscal years:

	For the Years Ended December 31,
	2014	2013	2012
Ending AUM (in millions)	$15,656	$12,186	$9,429
Average AUM (in millions)	13,847	10,817	9,249
Total Revenue (in thousands)	104,559	81,432	66,657
Total Expenses (in thousands)	57,099	50,750	42,229
Average Advisory Fee Rate	0.65%	0.65%	0.62%
Operating Profit Margin	45.4%	37.7%	36.6%
Assets Under Management
Our revenue is derived primarily from investment advisory and administration fees. Investment advisory and administration fees paid to the Company are generally based on the value of the investment portfolios we manage and fluctuate with changes in the total value of the AUM. Substantially all of our AUM (98.4%) is valued based on readily available market quotations. AUM in our fixed income strategies (1.6%) is valued using evaluated prices from an independent third-party provider. Fees are recognized in the period that the Company manages these assets.
Revenues are highly dependent on both the value and composition of AUM. The following is a summary of our AUM by product, investment objective, and a roll-forward of the change in AUM for the years ended December 31, 2014, 2013, and 2012:

	Assets Under Management by Product As of December 31,
(in millions)	2014	2013	2012
Proprietary funds	$9,863	$7,600	$5,251
Sub-advised funds	665	444	947
Institutional accounts	5,128	4,142	3,231
Total AUM	$15,656	$12,186	$9,429

	Assets Under Management by Investment Objective As of December 31,
(in millions)	2014	2013	2012
Small Cap	$1,575	$1,402	$939
Small-Mid Cap	1,295	780	364
Large Cap	7,926	6,254	5,211
Select (All Cap)	432	327	258
Long-Short	4,179	3,213	2,455
Strategic Income	249	210	202
Total AUM	$15,656	$12,186	$9,429

	Change in Assets Under Management For the Year Ended December 31,
(in millions)	2014	2013	2012
AUM at beginning of the year	$12,186	$9,429	$8,671
Net cash inflows (outflows)
proprietary funds	1,618	713	429
sub-advised funds	166	(758)	(149)
institutional accounts	478	(263)	(499)
	2,262	(308)	(219)
Net market appreciation and income	1,208	3,065	977
Increase during the year	3,470	2,757	758
AUM at end of the year	$15,656	$12,186	$9,429
Consolidated Results of Operations
The following is a discussion of our consolidated results of operations.

(in thousands, except per share data)	2014	2013	% Change	2013	2012	% Change
Net operating income	$47,460	$30,682	55%	$30,682	$24,428	26%
Net operating income after tax(a)	$29,759	$19,077	56%	$19,077	$15,857	20%
Net income	$31,581	$22,155	43%	$22,155	$16,931	31%
Net operating income after tax per diluted share(a)	$9.11	$5.97	53%	$5.97	$5.10	17%
Net income per diluted share	$9.67	$6.94	39%	$6.94	$5.44	28%
Operating profit margin	45.4%	37.7%	NM	37.7%	36.6%	NM

(a)	Net operating income after tax is a non-GAAP performance measure. See Use of Supplemental Data as Non-GAAP Performance Measure section within this report.

Year Ended December 31, 2014 compared with Year Ended December 31, 2013
The Company earned net income of $31.6 million ($9.67 per diluted share) for the year ended December 31, 2014, compared with net income of $22.2 million ($6.94 per diluted share) for the year ended December 31, 2013. Operating income increased by $16.8 million from 2013 to 2014 primarily due to an increase in AUM, resulting in a $23.1 million increase in revenue. The revenue increase was offset by an increase in operating expenses of $6.3 million, primarily related to higher compensation due to staffing and merit increases and increases in incentive compensation. A positive return on our corporate investments further contributed to the overall increase in net income. Investment income of $2.9 million in 2014 was due to net portfolio appreciation. The income tax provision increased $5.3 million from the year ended December 31, 2013 to December 31, 2014 primarily due to an overall increase in book income. Operating profit margin increased to 45.4% for 2014 from 37.7% for 2013. We expect that our operating margin will fluctuate, sometimes substantially, from year to year based on various factors including revenues; investment results; employee performance; staffing levels; development of investment strategies, products, or channels; and industry comparisons.
Year Ended December 31, 2013 compared with Year Ended December 31, 2012
The Company earned net income of $22.2 million ($6.94 per diluted share) for the year ended December 31, 2013, compared with net income of $16.9 million ($5.44 per diluted share) for the year ended December 31, 2012. Operating income increased by $6.3 million from 2012 to 2013 primarily due to an increase in AUM, resulting in a $14.8 million increase in revenue. The revenue increase was offset by an increase in operating expenses of $8.5 million, primarily related to higher compensation due to staffing and merit increases and increases in incentive compensation and restricted stock expenses. A positive return on our corporate investments further contributed to the overall increase in net income offset by a change in the effective tax rate from 35.1% in 2012 to 37.8% in 2013. Investment income increased $3.3 million from the year ended December 31, 2012 to December 31, 2013 due to net portfolio appreciation. Income tax provision increased $4.3 million from the year ended December 31, 2012 to December 31, 2013 primarily due to an overall increase in book income and an increase in the effective tax rate as a result of interest expense and additional state and city income tax resulting from the 2013 settled IRS exam. Operating profit margin increased to 37.7% for 2013 from 36.6% for 2012. We expect that our operating margin will fluctuate from year to year based on various factors including revenues; investment results; employee performance; staffing levels; development of investment strategies, products, or channels; and industry comparisons.
Revenue

(in thousands)	2014	2013	% Change	2013	2012	% Change
Investment advisory	$89,901	$69,967	28%	$69,967	$57,783	21%
Mutual fund administration, net	14,658	11,465	28%	11,465	8,874	29%
Total	104,559	81,432	28%	81,432	66,657	22%
Revenue for the Year Ended December 31, 2014 compared with Year Ended December 31, 2013
As a percent of total 2014 revenues, investment advisory fees accounted for 86% and mutual fund administration fees made up the remaining 14%. This compared to 87% and 13%, respectively, for 2013.
Investment Advisory Fees. Investment advisory fees increased by $19.9 million, or 28%, from the year ended December 31, 2013 to the year ended December 31, 2014. Investment advisory fees are calculated as a percentage of average AUM at various rates depending on the investment product. The increase in investment advisory fees was driven by an increase of 28% in average AUM year over year. The average advisory fee rate for both periods was 0.65%.
Mutual Fund Administration Fees. Mutual fund administration fees increased by $3.2 million, or 28%, from the year ended December 31, 2013 to the year ended December 31, 2014. Mutual fund administration fees include administration fees received from Diamond Hill Funds, which are calculated as a percentage of average mutual fund AUM, and all Beacon Hill fee revenue. The increase in the mutual fund administration fee is due to a 36% increase in average Diamond Hill Fund AUM which increased from $6.3 billion for the year ended December 31, 2013 to $8.6 billion for the year ended December 31, 2014. The increase was also partially due to an increase in Beacon Hill's administered umbrella trust AUM period over period. The overall blended net administration fee rate for the Diamond Hill Funds decreased by 1 basis point to 0.14% at the end of 2014.
Revenue for the Year Ended December 31, 2013 compared with Year Ended December 31, 2012
As a percent of total 2013 revenues, investment advisory fees accounted for 86% and mutual fund administration fees made up the remaining 14%. This compared to 87% and 13%, respectively, for 2012.

Investment Advisory Fees. Investment advisory fees increased by $12.2 million, or 21%, from the year ended December 31, 2012 to the year ended December 31, 2013. Investment advisory fees are calculated as a percentage of average AUM at various rates depending on the investment product. The increase in investment advisory fees was driven by an increase of 17% in average AUM year over year and an increase of three basis points in the average advisory fee rate to 0.65% in 2013 from 0.62% for the year ended December 31, 2012. The increase in the average advisory fee rate is primarily due to a shift in the overall composition of AUM to higher fee rate strategies.
Mutual Fund Administration Fees. Mutual fund administration fees increased by $2.6 million, or 29%, from the year ended December 31, 2012 to the year ended December 31, 2013. Mutual fund administration fees include administration fees received from Diamond Hill Funds, which are calculated as a percentage of average mutual fund AUM, and all Beacon Hill fee revenue. The increase in the mutual fund administration fee is due to a 36% increase in average mutual fund AUM from $4.8 billion for the year ended December 31, 2012 to $6.3 billion for the year ended December 31, 2013 while the overall blended net administration fee rate remained flat at 0.15% year over year.
Expenses

(in thousands)	2014	2013	% Change	2013	2012	% Change
Compensation and related costs	$43,892	$40,852	7%	$40,852	$33,868	21%
General and administrative	8,099	6,043	34%	6,043	4,987	21%
Sales and marketing	2,222	2,099	6%	2,099	1,817	16%
Mutual fund administration	2,885	1,756	64%	1,756	1,557	13%
Total	57,098	50,750	13%	50,750	42,229	20%
Expenses for the Year Ended December 31, 2014 compared with Year Ended December 31, 2013
Compensation and Related Costs. Employee compensation and benefits increased by $3.0 million, or 7%, due to an increase of $2.4 million in salaries and related benefits due to an increase in staffing and merit levels and an increase of $0.6 million in incentive compensation during fiscal year 2014 due to growth in the business. Incentive compensation expense can fluctuate significantly period over period as we evaluate incentive compensation by reviewing investment performance, individual performance, company performance and other factors.
General and Administrative. General and administrative expenses increased by $2.1 million, or 34%, from the year ended December 31, 2013 to the year ended December 31, 2014. This increase was primarily due to an additional $1.1 million of charitable contributions in 2014. The remaining increase was due to additional research expenses to support our investment team, additional rent related to the expansion of our office space and non-income related taxes.
Sales and Marketing. Sales and marketing expenses increased by $0.1 million, or 6%, from the year ended December 31, 2013 to the year ended December 31, 2014. This increase was due to an overall increase in travel and other expenses related to business development efforts. We expect revenue sharing to financial intermediaries who support the distribution of the Funds to increase between $0.5 million and $1.0 million in 2015.
Mutual Fund Administration. Mutual fund administration expenses increased by $1.1 million, or 64%, from the year ended December 31, 2013 to the year ended December 31, 2014. Mutual fund administration expenses consist of both variable and fixed expenses. The variable expenses are based on mutual fund AUM and the number of shareholder accounts. The increase is primarily due to a restructuring of certain servicing contracts for the Funds to shift the expense obligation from the Funds to the Company. This effectively lowered the expense ratio of the Funds by approximately one basis point and increased the mutual fund administration expense of the Company by an equivalent dollar amount. An increase in the average Funds AUM of 36% from the year ended December 31, 2013 to December 31, 2014 also contributed to the increase.
Expenses for the Year Ended December 31, 2013 compared with Year Ended December 31, 2012
Compensation and Related Costs. Employee compensation and benefits increased by $7.0 million, or 21%, due to an increase of $1.7 million in salaries and related benefits due to an increase in staffing and merit levels, an increase of $1.5 million in restricted stock expense primarily due to accelerated vesting of a restricted stock grant during fiscal year 2013, and an increaseof $3.8 million in incentive compensation during fiscal year 2013 due to growth in the business.
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
Sales and Marketing. Sales and marketing expenses increased by $282 thousand, or 16%, from the year ended December 31, 2012 to the year ended December 31, 2013. This increase was due to an overall increase in travel and other expenses related to business development and retention efforts and expenses related to a review and update of marketing materials.
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
Liquidity and Capital Resources
Sources of Liquidity
The Company's main source of liquidity is cash flow from operating activities which are generated from investment advisory and fund administration fees. Our investment portfolio is primarily in readily marketable securities, which provide for cash liquidity, if needed. Investments in mutual funds are valued at their quoted current net asset value. Investments in private investment funds are valued independently. Equity securities in private investment funds are based on readily available market quotations. Debt securities in private investment funds are valued using pricing techniques which take into account factors such as trading activity, readily available market quotations, yield, quality, coupon rate, maturity, type of issue, trading characteristics, call features, credit rates and other observable inputs. Inflation is expected to have no material impact on our performance. Cash and cash equivalents, accounts receivables, and investments represent approximately 91% and 86% of total assets as of December 31, 2014 and 2013 respectively. We believe these sources of liquidity, as well as our continuing cash flows from operating activities, will be sufficient to meet our current and future operating needs for at least the next 12 months.

Uses of Liquidity
In line with the Company’s primary objective to fulfill our fiduciary duty to clients and secondary objective to achieve an adequate long-term return for shareholders, we anticipate our main uses of cash will be operating expenses.
The Board of Directors and management regularly review various factors to determine whether we have capital in excess of that required for the business and the appropriate use of any excess capital. The factors considered include our investment opportunities, capital needed for investment strategies, risks, and future dividend and capital gain tax rates. Evaluating management’s stewardship of capital for shareholders is a central part of our investment discipline that we practice for our clients. We hold ourselves to the same standard that we look for when evaluating investments for our clients.
While this is the seventh consecutive year that the Company has paid a special dividend, there can be no assurance that we will pay a dividend in the future. We have paid out special dividends totaling $53.00 per share from 2008 through 2014. These special dividends reduced shareholders’ equity by $150.1 million over the past seven years. The 2014, 2013 and 2012 special dividend reduced shareholders' equity by $13.2 million, $9.8 million and $16.9 million, respectively. The 2014 and 2013 special dividend was a qualified dividend for tax purposes and was recorded as a reduction to retained earnings. A portion of the dividend paid in 2012 was a return of capital for tax purposes and we elected to record the dividend as a reduction to retained earnings.
Working Capital
As of December 31, 2014, the Company had working capital of approximately $66.2 million compared to $35.9 million at December 31, 2013. Working capital includes cash, securities owned, current receivables and other current assets, net of current liabilities. On October 29, 2014, our board of directors declared a $4.00 per share dividend payable on December 15, 2014 to shareholders of record on December 5, 2014. The payment of the special cash dividend reduced our working capital balance. The Company has no debt, and believes our available working capital is sufficient to cover current expenses. We expect to have sufficient working capital to cover anticipated capital expenditures that could range from $0.5 million to $1.0 million in 2015 related to office expansion to support our growth and $20.0 million to $25.0 million for seed capital in new investment strategies.

Cash Flow Analysis
Cash Flows from Operating Activities
The Company’s cash flows from operating activities are calculated by adjusting net income to reflect other significant operating sources and uses of cash, certain significant non-cash items such as share-based compensation, and timing differences in the cash settlement of operating assets and liabilities.
As of December 31, 2014, 2013, and 2012, net cash provided by operating activities totaled $42.6 million, $34.6 million, and$24.5 million, respectively. The changes in net cash provided by operating activities generally reflects net income plus the effect of non-cash items and the timing differences in the cash settlement of assets and liabilities.

Cash Flows from Investing Activities
The Company’s cash flows from investing activities consist primarily of capital expenditures and the purchase and redemption of our investment portfolio.
Cash flows used in investing activities totaled $26.7 million for the year ended December 31, 2014 related to investments in corporate investments and capital expenditures, partially offset by redemptions of corporate investments in the period. Cash flows provided by investing activities totaled $1.5 million for the year ended December 31, 2013 related to the net redemptions in corporate investments offset by capital expenditures during the period. Cash flows used in investing activities totaled $7.4 million for the year ended December 31, 2012 related to net purchases in corporate investments and capital expenditures during the period.
Cash Flows from Financing Activities
The Company’s cash flows from financing activities consist primarily of the payment of special dividends, the repurchase of common shares, and shares withheld related to employee tax withholding.
As of December 31, 2014, 2013, and 2012, net cash used by financing activities totaled $13.3 million, $10.9 million, and $24.5 million, respectively. The primary cash flows used in financing activities for the periods were special dividends of $13.2 million, $9.8 million, and $25.2 million, respectively.
Selected Quarterly Information
Our unaudited quarterly results of operations for the years ended December 31, 2014 and 2013 are summarized below:

	At or For the Quarter Ended
	2014				2013
(in thousands, except per share data)	12/31	09/30	06/30	03/31	12/31	09/30	06/30	03/31
Assets under management (in millions)	$15,656	$14,474	$14,204	$12,986	$12,186	$11,040	$10,427	$10,574
Total revenue	28,471	27,459	25,440	23,189	22,324	20,819	19,914	18,375
Total operating expenses	10,240	16,475	15,766	14,617	12,890	13,350	12,762	11,748
Operating income	18,231	10,984	9,674	8,572	9,434	7,469	7,152	6,627
Investment income (loss)	2,073	(1,006)	1,322	517	1,482	914	729	1,825
Net income	$12,553	$6,351	$6,928	$5,750	$6,750	$5,362	$4,712	$5,331
Diluted EPS	$3.81	$1.94	$2.12	$1.78	$2.10	$1.67	$1.45	$1.67
Diluted weighted shares outstanding	3,292	3,281	3,268	3,231	3,222	3,212	3,248	3,197
Contractual Obligations
The following table presents a summary of the Company’s future obligations under the terms of operating leases and lease commitments, other contractual purchase obligations, and deferred compensation obligations at December 31, 2014. Other purchase obligations include contractual amounts that will be due for the purchase of services to be used in our operations, such as mutual fund sub-administration and portfolio accounting software. These obligations may be cancelable at earlier times than those indicated and, under certain conditions, may involve termination fees. The deferred compensation obligations includes compensation that will be paid out upon satisfactory completion of certain performance-based and time-based criteria (see Note 2: Deferred Compensation Liability). Because these obligations are of a normal recurring nature, we expect to fund them from future cash flows from operations. The information presented does not include operating expenses or capital expenditures that will be committed in the normal course of operations in 2015 and future years:

		Payments Due by Period
(in thousands)	Total	2015	2016-2017	2018-2019	Later
Operating lease obligations	$6,282	$697	$1,392	$1,228	$2,965
Purchase obligations	5,402	3,696	1,706	—	—
Deferred compensation obligations	5,679	1,798	—	1,436	2,445
Total	$17,363	$6,191	$3,098	$2,664	$5,410

The total operating lease obligations and purchase obligations include $0.3 million and $0.1 million, respectively, of obligations resulting from a contractual expense reimbursement agreement ("Expense Agreement") with a third party. Under the Expense Agreement, these amounts are expected to be reimbursed to the Company by the third party. The obligation of the third party to reimburse us for these expenses survives the termination of the Expense Agreement. See Note 2: Contractual Expense Reimbursements.
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
The Company defines “net operating income after tax” as the Company's net operating income less income tax provision, excluding investment related activity and the tax impact related to the investment related activity. The Company believes that “net operating income after tax” provides a good representation of the Company's operating performance, as it excludes the impact of investment related activity on financial results. The amount of the investment portfolio and market fluctuations on the investments can change significantly from one period to another, which can distort the underlying earnings potential of a company. We also believe “net operating income after tax” is an important metric in estimating the value of an asset management business. This non-GAAP measure is provided in addition to net income and net operating income and is not a substitute for net income or net operating income and may not be comparable to non-GAAP performance measures of other companies.

	Year Ended December 31,
(in thousands, except per share data)	2014	2013	2012
Net operating income, GAAP basis	$47,460	$30,682	$24,428
Non-GAAP adjustments:
Tax provision excluding impact of investment income	(17,701)	(11,605)	(8,571)
Net operating income after tax, non-GAAP basis	$29,759	$19,077	$15,857
Net operating income after tax per diluted share, non-GAAP basis	$9.11	$5.97	$5.10
Diluted weighted average shares outstanding, GAAP basis	3,266	3,194	3,111
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
We invest in Diamond Hill Funds and our private investment funds, which are market risk sensitive financial instruments. These investments have inherent market risk in the form of price risk; that is, the potential future loss of value that would result from a decline in their fair value. Market prices fluctuate and the amount realized upon subsequent sale may differ significantly from the reported market value.
The table below summarizes our market risks as of December 31, 2014, and shows the effects of a hypothetical 10% increase and decrease in investments.

	Fair Value as of December 31, 2014	Fair Value Assuming a Hypothetical 10% Increase	Fair Value Assuming a Hypothetical 10% Decrease
Equity investments	$35,103,421	$38,613,763	$31,593,079
Fixed Income investments	10,324,035	11,356,439	9,291,632
Total	$45,427,456	$49,970,202	$40,884,711

ITEM 8.	Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Diamond Hill Investment Group, Inc.:
We have audited the accompanying consolidated balance sheets of Diamond Hill Investment Group, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diamond Hill Investment Group, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Columbus, Ohio
February 27, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Diamond Hill Investment Group, Inc.:
We have audited Diamond Hill Investment Group Inc.’s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A of the Company’s December 31, 2014 annual report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Diamond Hill Investment Group, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 27, 2015 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Columbus, Ohio
February 27, 2015

Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$35,777,140	$33,106,972
Investment portfolio	45,427,456	18,726,070
Accounts receivable	16,514,146	13,002,295
Prepaid expenses	1,904,945	1,489,713
Property and equipment, net of depreciation	2,425,949	964,943
Deferred taxes	5,658,992	8,063,425
Total assets	$107,708,628	$75,353,418
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$6,550,770	$4,049,240
Accrued incentive compensation	19,981,250	19,606,881
Deferred compensation	5,678,764	1,287,745
Income taxes payable	1,178,620	5,466,562
Total liabilities	33,389,404	30,410,428
Shareholders’ Equity
Common stock, no par value 7,000,000 shares authorized; 3,317,728 issued and outstanding at December 31, 2014 (inclusive of 306,768 unvested shares); 3,257,247 issued and outstanding at December 31, 2013 (inclusive of 312,099 unvested shares)	84,855,693	72,642,933
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred equity compensation	(12,566,133)	(11,397,560)
Accumulated income/(deficit)	2,029,664	(16,302,383)
Total shareholders’ equity	74,319,224	44,942,990
Total liabilities and shareholders’ equity	$107,708,628	$75,353,418

Book value per share	$22.40	$13.80
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income

	Year Ended December 31,
	2014	2013	2012
REVENUES:
Investment advisory	$89,900,834	$69,966,377	$57,783,131
Mutual fund administration, net	14,657,931	11,465,327	8,874,177
Total revenue	104,558,765	81,431,704	66,657,308
OPERATING EXPENSES:
Compensation and related costs	43,892,336	40,851,722	33,868,225
General and administrative	8,099,410	6,042,781	4,986,559
Sales and marketing	2,222,382	2,098,915	1,817,124
Mutual fund administration	2,884,495	1,756,366	1,556,909
Total operating expenses	57,098,623	50,749,784	42,228,817
NET OPERATING INCOME	47,460,142	30,681,920	24,428,491
Investment income	2,905,794	4,950,245	1,654,124
INCOME BEFORE TAXES	50,365,936	35,632,165	26,082,615
Income tax provision	(18,785,005)	(13,477,337)	(9,151,723)
NET INCOME	$31,580,931	$22,154,828	$16,930,892
Earnings per share
Basic	$9.88	$7.05	$5.44
Diluted	$9.67	$6.94	$5.44
Weighted average shares outstanding
Basic	3,196,127	3,142,083	3,111,328
Diluted	3,266,168	3,194,263	3,111,328
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Shareholders’ Equity

	Shares Outstanding	Common Stock	Deferred Equity Compensation	Accumulated Income/(Deficit)	Total
Balance at January 1, 2012	2,995,814	$49,995,622	$(11,539,632)	$(20,405,632)	$18,050,358
Issuance of restricted stock grants	107,600	8,139,135	(8,139,135)	—	—
Amortization of restricted stock grants	—	—	4,693,926	—	4,693,926
Issuance of stock grants	71,949	5,540,792	—	—	5,540,792
Issuance of common stock related to 401k plan match	14,239	1,057,056	—	—	1,057,056
Tax benefit from dividend payments related to restricted stock grants	—	1,992,298	—	—	1,992,298
Net excess tax benefit from vested restricted stock grants	—	34,543	—	—	34,543
Shares withheld related to employee tax withholding	(17,438)	(1,348,262)	—	—	(1,348,262)
Forfeiture of restricted stock grants	(2,177)	(155,371)	155,371	—	—
Cash Dividend Paid of $8.00 per share	—	—	—	(25,215,896)	(25,215,896)
Net income	—	—	—	16,930,892	16,930,892
Balance at December 31, 2012	3,169,987	$65,255,813	$(14,829,470)	$(28,690,636)	$21,735,707
Issuance of restricted stock grants	32,000	2,740,030	(2,740,030)	—	—
Amortization of restricted stock grants	—	—	6,161,047	—	6,161,047
Issuance of stock grants	59,006	4,606,008	—	—	4,606,008
Issuance of common stock related to 401k plan match	12,894	1,158,354	—	—	1,158,354
Tax benefit from dividend payments related to restricted stock grants	—	357,188	—	—	357,188
Net excess tax benefit from vested restricted stock grants	—	420,620	—	—	420,620
Shares withheld related to employee tax withholding	(16,500)	(1,884,187)	—	—	(1,884,187)
Forfeiture of restricted stock grants	(140)	(10,893)	10,893	—	—
Cash Dividend Paid of $3.00 per share	—	—	—	(9,766,575)	(9,766,575)
Net income	—	—	—	22,154,828	22,154,828
Balance at December 31, 2013	3,257,247	$72,642,933	$(11,397,560)	$(16,302,383)	$44,942,990
Issuance of restricted stock grants	31,613	7,518,895	(7,518,895)	—	—
Amortization of restricted stock grants	—	—	5,716,035	—	5,716,035
Issuance of stock grants	33,745	3,984,816	—	—	3,984,816
Issuance of common stock related to 401k plan match	10,999	1,356,035	—	—	1,356,035
Tax benefit from dividend payments related to restricted stock grants	—	296,755	—	—	296,755
Net excess tax benefit from vested restricted stock grants	—	666,889	—	—	666,889
Shares withheld related to employee tax withholding	(7,663)	(976,343)	—	—	(976,343)
Forfeiture of restricted stock grants	(8,213)	(634,287)	634,287	—	—
Cash Dividend Paid of $4.00 per share	—	—	—	(13,248,884)	(13,248,884)
Net income	—	—	—	31,580,931	31,580,931
Balance at December 31, 2014	3,317,728	$84,855,693	$(12,566,133)	$2,029,664	$74,319,224

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$31,580,931	$22,154,828	$16,930,892
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	301,936	306,005	305,897
Stock-based compensation	7,303,799	7,319,401	5,750,981
Increase in accounts receivable	(3,511,851)	(2,563,697)	(142,875)
Change in current income taxes	(3,324,298)	8,520,834	(105,166)
Change in deferred income taxes	2,404,433	(5,616,211)	(368,572)
Net investment gain	(1,517,662)	(4,270,928)	(1,135,598)
Increase in accrued compensation	8,518,476	8,797,907	5,469,062
Excess income tax benefit from stock-based compensation	(666,889)	(425,380)	(34,543)
Income tax benefit from dividends paid on unvested shares	(296,755)	(357,188)	(1,992,298)
Other changes in assets and liabilities	1,827,723	715,570	(131,087)
Net cash provided by operating activities	42,619,843	34,581,141	24,546,693
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,504,368)	(525,472)	(221,592)
Cost of investments purchased and other portfolio activity	(25,433,201)	(2,306,947)	(7,463,796)
Proceeds from sale of investments	249,477	4,355,536	304,152
Net cash provided by (used in) investing activities	(26,688,092)	1,523,117	(7,381,236)
CASH FLOWS FROM FINANCING ACTIVITIES:
Value of shares withheld related to employee tax withholding	(976,343)	(1,884,187)	(1,348,262)
Excess income tax benefit from stock-based compensation	666,889	425,380	34,543
Income tax benefit from dividends paid on unvested shares	296,755	357,188	1,992,298
Payment of dividends	(13,248,884)	(9,766,575)	(25,215,896)
Net cash used in financing activities	(13,261,583)	(10,868,194)	(24,537,317)
CASH AND CASH EQUIVALENTS
Net change during the year	2,670,168	25,236,064	(7,371,860)
At beginning of year	33,106,972	7,870,908	15,242,768
At end of year	$35,777,140	$33,106,972	$7,870,908
Supplemental cash flow information:
Interest paid	$—	$—	$—
Income taxes paid	19,704,817	10,575,000	9,636,000
Supplemental disclosure of non-cash transactions:
Common stock issued as compensation	3,984,816	4,606,008	5,540,792
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
Beacon Hill Fund Services, Inc. (“BHFS”), an Ohio corporation, is a wholly owned subsidiary of the Company. BHFS provides certain compliance, treasury, and other fund administration services to investment advisers and mutual funds. BHIL Distributors, Inc. (“BHIL”), an Ohio corporation, is a wholly owned subsidiary of BHFS. BHIL provides underwriting services to mutual funds. BHFS and BHIL collectively operate as "Beacon Hill".
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
Segment Information
Management has determined that the Company operates in one business segment, namely providing investment management and administration services to mutual funds, institutional accounts, and private investment funds. Therefore, no disclosures relating to operating segments are required in the annual financial statements.
Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and money market mutual funds.
Accounts Receivable
Accounts receivable are recorded when they are due and are presented on the balance sheet net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of those individuals or entities that owe the receivable. No allowance for doubtful accounts was deemed necessary at December 31, 2014 or 2013.
Valuation of Investment Portfolio
Investments held by the Company are classified as trading securities and are valued based upon the definition of Level 1 inputs and Level 2 inputs. Level 1 inputs are defined as fair values which use quoted prices in active markets for identical assets or liabilities. Level 2 inputs are defined as quoted prices in markets that are not considered to be active for identical assets or liabilities, quoted prices in active markets for similar assets or liabilities, and inputs other than quoted prices that are directly observable or that may be corroborated indirectly with observable market data. The following table summarizes the values of the Company’s investments based upon Level 1 and Level 2 inputs as of December 31, 2014 and 2013:

	As of December 31,
	2014	2013
Level 1 Inputs	$62,595,546	$32,528,367
Level 2 Inputs	$14,652,589	3,001,461
Level 1 investments are all registered investment companies (mutual funds) and include $31.8 million and $16.8 million, respectively, of money market mutual funds that the Company classifies as cash equivalents. Level 2 investments are all limited partnerships who are valued independently. Equity securities in limited partnerships are based on readily available market quotations. Debt securities in limited partnerships are valued using pricing techniques which take into account factors such as trading activity, readily available market quotations, yield, quality, coupon rate, maturity, type of issue, trading characteristics, call features, credit rates and other observable inputs. The Company determines transfers between fair value hierarchy levels at the end of the reporting period. There were no transfers in or out of the levels.
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

DHCM’s investments in these Partnerships are reported as a component of the Company’s investment portfolio, valued at DHCM’s proportionate interest in the net asset value of the marketable securities held by the Partnerships. The Partnerships are not subject to lock up periods and can be redeemed on demand. Gains and losses attributable to changes in the value of DHCM’s interests in the Partnerships are included in the Company’s reported investment income. The Company’s exposure to loss as a result of its involvement with the Partnerships is limited to the amount of its investments. DHCM is not obligated to provide financial or other support to the Partnerships, other than its investments to date and its contractually provided investment advisory responsibilities, and has not provided such support. The Company has not provided liquidity arrangements, guarantees or other commitments to support the Partnerships’ operations, and the Partnerships’ creditors and interest holders have no recourse to the general credit of the Company.
Certain board members, officers and employees of the Company invest in DHIP and are not subject to a management fee or an incentive fee. These individuals receive no remuneration as a result of their personal investment in DHIP. The capital of the General Partner is not subject to a management fee or an incentive fee.
Property and Equipment
Property and equipment, consisting of leasehold improvements, computer equipment, furniture and fixtures, are carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated life of the assets.
Deferred Compensation Liability
Deferred compensation liability represents compensation that will be paid out upon satisfactory completion of certain performance-based and time-based criteria specified in employee award agreements issued pursuant to the 2014 and 2011 Equity and Cash Incentive Plans. See Note 5.

Revenue Recognition – General
The Company earns substantially all of its revenue from investment advisory and fund administration services. Investment advisory and administration fees, generally calculated as a percentage of AUM, are recorded as revenue as services are performed. In addition to fixed fees based on a percentage of AUM, certain client accounts also provide periodic variable incentive fees.
Revenue Recognition – Variable Incentive Fees
The Company manages certain client accounts that provide for variable incentive fees. These fees are calculated based on client investment results over rolling five year periods. The Company records variable incentive fees at the end of the contract measurement period. No variable incentive fees were earned during the twelve months ended December 31, 2014 and 2013. The table below shows AUM subject to variable incentive fees and the amount of variable incentive fees that would be recognized if the contracts were terminated as of the twelve months ended December 31, 2014 and 2013:

	As Of December 31,
	2014	2013
AUM subject to variable incentive fees	$562,613,027	$470,726,000

	For the Year Ended
	2014	2013
Contractual Period Ends:
Quarter Ended June 30, 2017	$2,427,031	$3,900,649
Quarter Ended December 31, 2018	—	—
Quarter Ended September 30, 2019	31,049	—
Total variable incentive fees that would be recognized if contract terminated	$2,458,080	$3,900,649

The contractual end dates highlight the time remaining until the variable incentive fees are scheduled to be earned. The amount of variable incentive fees that would be recognized if the contracts were terminated as of December 31, 2014 or 2013 will increase or decrease based on future client investment results through the contractual period end, and there is no assurance that the above amounts will ultimately be earned.
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

Beacon Hill has underwriting and administrative service agreements with certain clients, including registered mutual funds. The fee arrangements vary from client to client based upon services provided and are recorded as revenue under mutual fund administration on the Consolidated Statements of Income. Part of Beacon Hill’s role as underwriter is to act as an agent on behalf of its mutual fund clients to receive 12b-1/service fees and commission revenue and facilitate the payment of those fees and commissions to third parties who provide services to the funds and their shareholders. The majority of 12b-1/service fees are paid to independent third parties and the remainder are retained by the Company as a reimbursement of expenses the Company has incurred. The amount of 12b-1/service fees and commissions are determined by each mutual fund client, and Beacon Hill bears no financial risk related to these services. As a result, 12b-1/service fees and commission revenue has been recorded net of the expense payments to third parties, in accordance with the appropriate accounting treatment for this agency relationship.
Mutual fund administration gross and net revenue are summarized below:

	Year Ended December 31,
	2014	2013	2012
Mutual fund administration:
Administration revenue, gross	$22,968,369	$16,692,093	$13,074,707
12b-1/service fees and commission revenue received from fund clients	10,514,242	8,481,442	6,868,974
12b-1/service fees and commission expense payments to third parties	(9,102,565)	(7,404,361)	(5,597,757)
Fund related expense	(9,753,359)	(6,321,374)	(5,469,023)
Revenue, net of related expenses	14,626,687	11,447,800	8,876,901
DHCM C-Share financing:
Broker commission advance repayments	878,105	365,380	217,227
Broker commission amortization	(846,861)	(347,853)	(219,951)
Financing activity, net	31,244	17,527	(2,724)
Mutual fund administration revenue, net	$14,657,931	$11,465,327	$8,874,177
Contractual Expense Reimbursements
During the fourth quarter of 2013, BHIL entered into an agreement with an investment adviser that is part of the umbrella trust sponsored by BHFS to provide staff to support the wholesaling functions and sales support services to distribute shares of the registered investment companies managed by the investment adviser and distributed by BHIL. Under the agreement, the investment adviser is obligated to reimburse BHIL for all expenses incurred in association with these efforts. The amount of expense incurred and reimbursed for the year ended December 31, 2014, 2013, and 2012 was $1,849,786, $375,825, and $0, respectively. In addition, the third party investment adviser is obligated to reimburse BHIL for any contractual obligations entered into by BHIL as a result of this arrangement. BHIL is not involved in the delivery or pricing of these services and bears no risk related to these services. Revenue has been recorded net of these expenses in accordance with FASB ASC 605-45, Revenue Recognition - Principal Agent Considerations.
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
The Company is subject to examination by various federal, state and local jurisdictions for various tax periods. The Company’s income tax positions are based on research and interpretations of the income tax laws and rulings in each of the jurisdictions in which the Company does business. Due to the subjectivity of interpretations of laws and rulings in each jurisdiction, the differences and interplay in tax laws between those jurisdictions, as well as the inherent uncertainty in estimating the final resolution of complex tax audit matters, the Company’s estimates of income tax liabilities may differ from actual payments or assessments. The Company regularly assesses its position with regard to tax exposures and records liabilities for these uncertain tax positions and related interest and penalties, if any, according to the principles of FASB ASC 740, Income Taxes. As of

December 31, 2014, the Company has not recorded any liability for uncertain tax positions. The Company records interest and penalties, if any, within the income tax provision on the income statement.
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
Note 3 Investment Portfolio
As of December 31, 2014, the Company held investments (excluding money market funds, included with cash and cash equivalents) worth $45.4 million and an estimated cost basis of $37.1 million. The following table summarizes the fair value of these investments as of December 31, 2014 and 2013:

	As of December 31,
	2014	2013
Seed Capital Investments:
Diamond Hill Research Opportunities Fund	$13,143,281	$13,305,830
Diamond Hill Mid Cap Fund	10,729,930	—
Diamond Hill Financial Long-Short Fund	1,222,892	1,131,034
Diamond Hill High Yield Fund, L.P.	9,764,814	—
Diamond Hill Valuation-Weighted 500, L.P.	3,398,035	3,000,328
Diamond Hill Global Fund, L.P.	1,489,740	—
Diamond Hill Investment Partners, L.P.	—	1,133
Total Seed Capital Investments	39,748,692	17,438,325
Deferred Compensation Investments	5,678,764	1,287,745
Total Investment Portfolio	$45,427,456	$18,726,070

The deferred compensation investments above consists of Diamond Hill Funds and relate to deferred compensation liabilities from both deferred compensation plans (refer to Note 5) and other deferred compensation arrangements.

DHCM is the managing member of the General Partner, which is the general partner of the Partnerships. The underlying assets of the Partnerships are cash, marketable equity securities and fixed income securities. Summary financial information, including the Company’s carrying value and income from the Partnerships, is as follows:

	As of December 31,
	2014	2013	2012
Total partnership assets	$128,182,211	$122,106,403	$105,472,952
Total partnership liabilities	21,782,571	25,217,600	17,786,579
Net partnership assets	$106,399,640	$96,888,803	$87,686,373
DHCM’s portion of net assets	$14,652,589	$3,001,461	$3,650,561
	For the Year Ended December 31,
	2014	2013	2012
Net partnership income	$8,870,418	$24,294,495	$15,054,951
DHCM’s portion of net income	$491,951	$899,958	$472,659
Note 4 Capital Stock
Common Shares
The Company has only one class of securities outstanding, Common Shares, no par value per share.
Authorization of Preferred Shares
The Company’s Amended and Restated Articles of Incorporation authorize the issuance of 1,000,000 shares of “blank check” preferred shares with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors. The Board of Directors is authorized, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting or other rights of the holders of the Common Shares. There were no shares of preferred stock issued or outstanding at December 31, 2014 or 2013.
Note 5 Compensation Plans
Equity Incentive Plans
2014 Equity and Cash Incentive Plan
At the Company’s annual shareholder meeting on April 30, 2014, shareholders approved the 2014 Equity and Cash Incentive Plan (“2014 Plan”). The 2014 Plan is intended to facilitate the Company’s ability to attract and retain staff, provide additional incentive to employees and directors, and promote the success of the Company’s business. The 2014 Plan authorizes the issuance of 600,000 Common Shares of the Company in various forms of equity awards. The 2014 Plan also authorizes cash incentive awards. As of December 31, 2014, there were 580,050 Common Shares available for awards under the 2014 Plan. The 2014 Plan provides that the Board of Directors, or a committee appointed by the Board, may grant awards and otherwise administer the 2014 Plan. Restricted stock units and restricted stock grants issued under the 2014 Plan, which vest over time, are recorded as deferred compensation in the equity section of the balance sheet on the grant date and then recognized as compensation expense based on the grant date price over the vesting period of the respective grant. Stock grants issued under the 2014 Plan are recorded as compensation expense based on the grant date price.
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

Restricted Stock Grant Transactions
The Company issues restricted stock units and restricted stock awards (collectively, "Restricted Stock"). Restricted stock units represent shares which may be issued in the future, whereas restricted stock awards represent shares issued and outstanding upon grant with vesting restrictions. The following table represents a roll-forward of outstanding Restricted Stock and related activity during the years ended December 31, 2014 and December 31, 2013:

	Shares	Weighted-Average Grant Date Price per Share
Outstanding Restricted Stock as of December 31, 2012	319,988	$74.22
Grants issued	32,000	85.63
Grants vested	(39,749)	80.77
Grants forfeited	(140)	77.81
Outstanding Restricted Stock as of December 31, 2013	312,099	$74.17
Grants issued	60,613	124.05
Grants vested	(28,731)	63.47
Grants forfeited	(8,213)	77.23
Outstanding Restricted Stock as of December 31, 2014	335,768	$79.79

Total deferred compensation related to unvested Restricted Stock grants was $12.6 million as of December 31, 2014. Compensation expense related to the restricted stock grants is calculated based upon the fair market value of the common stock on grant date adjusted for estimated forfeitures. Compensation expense recognition of deferred compensation over the remaining vesting periods, adjusted for estimated forfeitures, is as follows:

2015	2016	2017	2018	2019	Total
$5,723,105	$2,708,516	$2,180,245	$1,436,301	$517,966	$12,566,133
Stock Grant Transactions
The following table represents stock grant transactions during the years ended December 31, 2014, 2013, and 2012:

	Shares Issued	Grant Date Value
December 31, 2014	33,745	$3,984,816
December 31, 2013	59,006	4,606,008
December 31, 2012	71,949	5,540,792
401(k) Plan
The Company sponsors a 401(k) plan in which all employees are eligible to participate. Employees may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions of common shares of the Company with a value equal to 200 percent of the first six percent of an employee’s compensation contributed to the plan. Employees become fully vested in the matching contributions after six plan years of employment. The following table summarizes the Company’s expenses attributable to the plan during the years ended December 31, 2014, 2013 and 2012:

For the year ended December 31,
2014	2013	2012
$1,356,035	$1,158,354	$1,057,056

Deferred Compensation Plans
On April 24, 2013, the Board of Directors approved the Diamond Hill Fixed Term Deferred Compensation Plan and the Diamond Hill Variable Term Deferred Compensation Plan (collectively the “Plans”). Under the Plans, participants may elect to voluntarily defer, for a minimum of five years, certain incentive compensation, which the Company then contributes into the Plans. Each participant is responsible for designating investment options for assets they contribute, and the distribution paid to each participant reflects any gains or losses on the assets realized while in the Plans. Assets held in the Plans are included in the Company’s investment portfolio, and the associated obligation to participants is included in deferred compensation liability. Assets held in the Plans are recorded at fair value. Deferred compensation liability was $5.7 million, $1.3 million and $0 for December 31, 2014, 2013 and 2012, respectively.
Note 6 Operating Leases
The Company currently leases office space of approximately 36,700 square feet at three locations, which in 2015 will be expanding to 42,400 square feet of office space. The following table summarizes the total lease and operating expenses for the years ended December 31, 2014, 2013 and 2012:

For the year ended December 31,
2014	2013	2012
$905,061	$730,845	$686,747
The approximate future minimum lease payments under the operating leases are as follows:

	Future Minimum Lease Payments by Year
Total	2015	2016	2017	2018	2019	Thereafter
$6,282,000	$697,000	$696,000	$696,000	$632,000	$596,000	$2,965,000
The total approximate future minimum lease payments of $6.3 million include $0.3 million of obligations that will be reimbursed to the Company under an expense reimbursement agreement ("Expense Agreement") with a third party. Under the Expense Agreement, these amounts are required to be reimbursed to the Company by the third party. The obligation of the third party to reimburse the Company for these expenses survives the termination of the Expense Agreement.
In addition to the above lease payments, the Company is also responsible for normal operating expenses of the properties. Such operating expenses were approximately $0.3 million in 2014.
Note 7 Income Taxes
The Company files a consolidated federal income tax return. It is the policy of the Company to allocate the consolidated tax provision to subsidiaries as if each subsidiary’s tax liability or benefit were determined on a separate company basis. As part of the consolidated group, subsidiaries transfer to the Company their current federal tax liabilities or assets.

	As of December 31,
	2014	2013	2012
Current city income tax provision	$935,612	$952,957	$406,814
Current state income tax provision	429,147	268,920	122,704
Current federal income tax provision	15,015,813	17,866,911	8,990,777
Deferred federal income tax expense (benefit)	2,404,433	(5,611,451)	(368,572)
Provision for income taxes	$18,785,005	$13,477,337	$9,151,723

A reconciliation of income tax expense at the statutory federal rate to the Company’s income tax expense is as follows:

	2014	2013	2012
Income tax computed at statutory rate	$17,628,078	$12,471,258	$9,128,915
City and state income taxes, net of federal benefit	887,093	794,220	344,187
Other	269,834	211,859	(321,379)
Income tax expense	$18,785,005	$13,477,337	$9,151,723
In addition to the income tax expense listed above for the years ended December 31, 2014, 2013 and 2012, income tax benefit recorded in shareholders' equity for the same periods was $1.0 million, $0.8 million, and $2.0 million, respectively. Included in 2012 is $2.0 million which relates to tax benefits not previously claimed by the Company.
Deferred tax assets and liabilities consist of the following at December 31, 2014 and 2013:

	2014	2013
Stock-based compensation	$5,433,419	$4,433,293
Accrued incentive compensation	2,964,688	4,075,735
Unrealized gains	(2,436,006)	(316,926)
Other assets and liabilities	(303,109)	(128,677)
Net deferred tax assets	$5,658,992	$8,063,425
The net temporary differences incurred to date will reverse in future periods as the Company generates taxable earnings. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets recorded. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2014, no valuation allowance was deemed necessary.
FASB ASC 740, Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company did not record an accrual for tax related uncertainties or unrecognized tax positions as of December 31, 2014. The Company does not expect a change to the reserve for uncertain tax positions within the next twelve months that would have a material impact on the consolidated financial statements.
The Company files income tax returns in the federal and all applicable state and local jurisdictions. The Company is subject to federal, state and local examinations by tax authorities for tax years ended December 31, 2009 through 2014.

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

	Year Ended December 31,
	2014	2013	2012
Net income	$31,580,931	$22,154,828	$16,930,892

Weighted average number of outstanding shares - Basic	3,196,127	3,142,083	3,111,328
Dilutive impact of restricted stock grants with forfeitable rights to dividends	67,453	52,180	—
Dilutive impact of restricted stock units	2,588	—	—
Weighted average number of outstanding shares - Diluted	3,266,168	3,194,263	3,111,328

Earnings per share
Basic	$9.88	7.05	5.44
Diluted	$9.67	6.94	5.44
Note 9 Regulatory Requirements
BHIL, a wholly owned subsidiary of the Company and principal underwriter for mutual funds, is subject to the SEC uniform net capital rule, which requires the maintenance of a specified minimum net capital. BHIL’s net capital exceeded its minimum net capital requirement at December 31, 2014 and 2013. The net capital balances, minimum net capital requirements, and ratio of aggregate indebtedness to net capital for BHIL are summarized below as of December 31, 2014 and 2013:

	As of December 31,
	2014	2013
Net Capital	$370,604	$338,568
Minimum Net Capital Requirement	84,055	90,931
Ratio of Aggregate Indebtedness to Net Capital	3.40 to 1	4.03 to 1
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
There have been no changes in the Company’s internal control over financial reporting during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.
The Company’s independent registered public accounting firm, KPMG LLP, has audited the Company’s 2014 and 2013 consolidated financial statements included in this Annual Report on Form 10-K and the Company’s internal control over financial reporting as of December 31, 2014, and has issued its Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements, which is included in this Annual Report on Form 10-K.

ITEM 9B.	Other Information
None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance
Information required by this Item 10 is incorporated herein by reference from the Company’s definitive proxy statement for its 2015 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A of the Exchange Act (the “2015 Proxy Statement”), under the captions: “Section 16(a) Beneficial Ownership Reporting Compliance”, “Proposal 1 – Election of Directors”, “Proposal 1 – Election of Directors – The Board of Directors and Committees”, “Proposal 1 – Election of Directors – Corporate Governance”, and “Proposal 1 – Election of Directors – Executive Officers and Compensation Information”.

ITEM 11.	Executive Compensation
Information required by this Item 11 is incorporated herein by reference from the Company’s 2015 Proxy Statement under the captions: “Proposal 1 – Election of Directors—The Board of Directors and Committees”, “Proposal 1 – Election of Directors – Corporate Governance”, “Proposal 1 – Election of Directors – Corporate Governance – Compensation Committee Interlocks and Insider Participation”, “Proposal 1 – Election of Directors – Executive Officers and Compensation Information”, and “Proposal 1 – Election of Directors – Compensation Committee Report”.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information concerning our equity compensation plans at December 31, 2014:
Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	—	$—	580,050	[1]

1	This amount relates to common shares that may be issued under our 2014 Equity and Cash Incentive Plan.
The other information required by this Item 12 is incorporated herein by reference from the Company’s 2015 Proxy Statement under the captions: “Security Ownership of Certain Beneficial Owners and Management” and “Proposal 1 – Election of Directors – Executive Officers and Compensation Information”.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by this Item 13 is incorporated herein by reference from the Company’s 2015 Proxy Statement under the caption: “Proposal 1 – Election of Directors – Director Independence” and “Proposal 1 – Election of Directors – Corporate Governance”.

ITEM 14.	Principal Accounting Fees and Services
Information required by this Item 14 is incorporated herein by reference from the Company’s 2015 Proxy Statement under the caption: “Proposal 2 – Ratification of the Appointment of Independent Registered Public Accounting Firm”.

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

(3)	Exhibits:

3.1	Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference from Exhibit 3(i) to the Current Report on Form 8-K filed with the SEC on May 7, 2002; File No. 000-24498.)

3.2	Regulations of the Company. (Incorporated by reference from Exhibit 4.2 to the Registration Statement on Form S-8 filed with the SEC on June 27, 2014; File No. 333-197064.)

10.1
Amended and Restated Investment Management Agreement between Diamond Hill Capital Management, Inc. and the Diamond Hill Funds dated November 17, 2011, as amended November 21, 2013. (Incorporated by reference from Exhibit 28(d)((i)(ii)) to Post-Effective Amendment Nos. 45 and 46 to Registration Statement on Form N1-A (File Nos. 333-22075 and 811-08061) filed by Diamond Hill Funds on February 27, 2015)

10.2
Amended and Restated Administrative and Transfer Agency Services Agreement dated as of May 31, 2002, as amended January 1, 2015, between Diamond Hill Capital Management, Inc. and the Diamond Hill Funds. (Incorporated by reference from Exhibit 28h((i)(ii)(iii)(iv)) to Post-Effective Amendment Nos. 45 and 46 to Registration Statement on Form N1-A (File Nos. 333-22075 and 811-08061) filed by Diamond Hill Funds on February 27, 2015)

10.3*	2014 Equity and Cash Incentive Plan. (Incorporated by reference from Exhibit 10.1 to the Registration Statement on Form S-8 filed with the SEC on June 27, 2014; File No 333-197064.)

10.4*
2011 Equity and Cash Incentive Plan and Form of Restricted Stock Award Agreement referenced therein. (Incorporated by reference from Exhibit 10.2 and 10.3 to the Current Report on Form 8-K filed with the SEC on April 29, 2011; File No. 000-24498.)

10.5*
Amended and Restated Employment Agreement between the Company and Roderick H. Dillon, Jr. dated March 22, 2011. (Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 24, 2011; File No. 000-24498.)

10.6*
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

10.10*	Diamond Hill Fixed Term Deferred Compensation Plan. (Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 30, 2013; File No. 000-24498.)

10.11*	Diamond Hill Variable Term Deferred Compensation Plan. (Incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 30, 2013; File No. 000-24498.)

10.12*
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

10.14*
Loan Agreement by and between Diamond Hill Capital Management, Inc., Diamond Hill Investment Group, Inc. and The Huntington National Bank dated November 8, 2013. (Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 14, 2013; File No. 000-24498.)

10.15*
Line of Credit Demand Note with Diamond Hill Capital Management, Inc., Diamond Hill Investment Group, Inc. and The Huntington National Bank dated November 8, 2013. (Incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on November 14, 2013; File No. 000-24498.)

14.1	Amended Code of Business Conduct and Ethics. (Incorporated by reference from Exhibit 14.1 to the Annual Report on Form 10-K filed with the SEC on March 7, 2014; File No. 000-24498.)

21.1	Subsidiaries of the Company. (Filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm, KPMG LLP. (Filed herewith)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a). (Filed herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a). (Filed herewith)

32.1	Section 1350 Certifications. (Furnished herewith)

101.ins	XBRL Instance Document.

101.sch	XBRL Taxonomy Extension Schema Document.

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document.

101.def	XBRL Taxonomy Extension Definition Linkbase Document.

101.lab	XBRL Taxonomy Extension Label Linkbase Document.

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Denotes management contract or compensatory plan or arrangement.
(b)	Exhibits: Reference is made to Item 15(a)(3) above.
(c)	Financial Statement Schedules: None required.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

DIAMOND HILL INVESTMENT GROUP, INC.

By:	/s/ R. H. Dillon
	R. H. Dillon, Chief Executive Officer and a Director	February 27, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. H. Dillon	Chief Executive Officer	February 27, 2015
R. H. Dillon	and a Director

/s/ Thomas E. Line	Chief Financial Officer	February 27, 2015
Thomas E. Line

/s/ Gary R. Young	Controller	February 27, 2015
Gary R. Young

/s/ James F. Laird	Director	February 27, 2015
James F. Laird

Randolph J. Fortener*	Director	February 27, 2015
Randolph J. Fortener

Donald B. Shackelford*	Director	February 27, 2015
Donald B. Shackelford

Bradley C. Shoup*	Director	February 27, 2015
Bradley C. Shoup

Frances A. Skinner*	Director	February 27, 2015
Frances A. Skinner

* By	/s/ Gary R. Young
Gary R. Young
Executed by Gary R. Young
on behalf of those indicated pursuant to Powers of Attorney