Form 10-Q
period 2015-03-31
DIAMOND HILL INVESTMENT GROUP INC
filed 2015-04-29
CIK 909108

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes:  ☐    No:  ☒
The number of shares outstanding of the issuer’s common stock, as of April 24, 2015, is 3,384,329 shares.

DIAMOND HILL INVESTMENT GROUP, INC.

PART I:	FINANCIAL INFORMATION

ITEM 1:	Consolidated Financial Statements
Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	3/31/2015	12/31/2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$31,496,975	$35,777,140
Investment portfolio	49,656,404	45,427,456
Accounts receivable	16,725,287	16,514,146
Prepaid expenses	1,984,174	1,904,945
Property and equipment, net of depreciation	4,247,224	2,425,949
Income taxes receivable	676,507	—
Deferred taxes	5,695,172	5,658,992
Total assets	$110,481,743	$107,708,628
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$5,926,409	$6,550,770
Accrued incentive compensation	6,389,000	19,981,250
Deferred compensation	10,087,526	5,678,764
Income taxes payable	—	1,178,620
Total liabilities	22,402,935	33,389,404
Shareholders’ equity
Common stock, no par value 7,000,000 shares authorized; 3,382,694 issued and outstanding at March 31, 2015 (inclusive of 303,863 unvested shares); 3,317,728 issued and outstanding at December 31, 2014 (inclusive of 306,768 unvested shares)	95,195,134	84,855,693
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred equity compensation	(18,658,612)	(12,566,133)
Retained earnings	11,542,286	2,029,664
Total shareholders’ equity	88,078,808	74,319,224
Total liabilities and shareholders’ equity	$110,481,743	$107,708,628

Book value per share	$26.04	$22.40
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
	2015	2014
REVENUES:
Investment advisory	$25,400,536	$19,910,807
Mutual fund administration, net	3,917,871	3,278,290
Total revenue	29,318,407	23,189,097
OPERATING EXPENSES:
Compensation and related costs	12,784,781	11,871,954
General and administrative	1,993,547	1,581,356
Sales and marketing	609,700	491,882
Mutual fund administration	736,373	672,121
Total operating expenses	16,124,401	14,617,313
NET OPERATING INCOME	13,194,006	8,571,784
Investment income	1,344,683	516,529
INCOME BEFORE TAXES	14,538,689	9,088,313
Income tax expense	(5,026,067)	(3,338,715)
NET INCOME	$9,512,622	$5,749,598
Earnings per share
Basic	$2.96	$1.82
Diluted	$2.89	$1.78
Weighted average shares outstanding
Basic	3,218,154	3,165,940
Diluted	3,296,168	3,230,900
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$9,512,622	$5,749,598
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	106,462	76,105
Stock-based compensation	1,968,572	1,924,466
Increase in accounts receivable	(211,141)	(394,303)
Change in current income taxes	(511,672)	(8,725,576)
Change in deferred income taxes	(36,180)	2,436,709
Net investment gain	(1,337,887)	(549,449)
Decrease in accrued compensation	(9,765,792)	(9,753,793)
Increase in deferred compensation	4,408,762	3,918,507
Excess income tax benefit from stock-based compensation	(1,343,455)	(166,674)
Other changes in assets and liabilities	(664,981)	(844,856)
Net cash provided by (used in) operating activities	2,125,310	(6,329,266)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(565,144)	(56,556)
Cost of investments purchased and other portfolio activity	(4,292,263)	(15,308,201)
Net cash used in investing activities	(4,857,407)	(15,364,757)
CASH FLOWS FROM FINANCING ACTIVITIES:
Value of shares withheld related to employee tax withholding	(2,891,523)	(314,796)
Excess income tax benefit from stock-based compensation	1,343,455	166,674
Net cash used in financing activities	(1,548,068)	(148,122)
CASH AND CASH EQUIVALENTS
Net change during the period	(4,280,165)	(21,842,145)
At beginning of period	35,777,140	33,106,972
At end of period	$31,496,975	$11,264,827
Supplemental cash flow information:
Interest paid	$—	$—
Income taxes paid	5,519,528	9,700,831
Supplemental disclosure of non-cash transactions:
Common stock issued as compensation	3,826,458	3,984,817
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Notes to Consolidated Financial Statements (unaudited)
Note 1 Business and Organization
Diamond Hill Investment Group, Inc. (the "Company"), an Ohio corporation, derives its consolidated revenues and net income from investment advisory and fund administration services. The Company has three operating subsidiaries.
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
Note 2 Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of March 31, 2015 and December 31, 2014 and for the three month periods ended March 31, 2015 and 2014 for Diamond Hill Investment Group, Inc. and its subsidiaries (referred to in these notes to the condensed consolidated financial statements as "the Company," "management," "we," "us," and "our") have been prepared in accordance with United States generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q and Article 10 of the Securities and Exchange Commission ("SEC") Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair statement of the financial condition and results of operations at the dates and for the interim periods presented, have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for any full fiscal year. These unaudited condensed consolidated financial statements and footnotes should be read in conjunctions with the audited consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 ("2014 Annual Report") as filed with the SEC.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management of the Company to make estimates and assumptions related to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.
Reclassification
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
Accounts Receivable
Accounts receivable are recorded when they are due and are presented on the balance sheet net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of those individuals or entities that owe the receivable. No allowance for doubtful accounts was deemed necessary at March 31, 2015 or December 31, 2014.
Valuation of Investment Portfolio
Investments held by the Company are classified as trading securities and are valued based upon the definition of Level 1 inputs and Level 2 inputs. Level 1 inputs are defined as fair values which use quoted prices in active markets for identical assets or liabilities. Level 2 inputs are defined as quoted prices in markets that are not considered to be active for identical assets or liabilities, quoted prices in active markets for similar assets or liabilities, and inputs other than quoted prices that are directly observable or that may be corroborated indirectly with observable market data. The following table summarizes the values of the Company’s investments based upon Level 1 and Level 2 inputs as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Level 1 Inputs	$61,162,721	$62,595,546
Level 2 Inputs	15,121,155	14,652,589
Level 1 investments are all registered investment companies (mutual funds) and include as of March 31, 2015 and December 31, 2014, $26.6 million and $31.8 million, respectively, of money market mutual funds that the Company classifies as cash equivalents. Level 2 investments are all limited partnerships. Equity securities in limited partnerships are based upon readily available market quotations obtained from an independent pricing service. Debt securities in limited partnerships are valued by an independent pricing service which uses pricing techniques which take into account factors such as trading activity, readily available market quotations, yield, quality, coupon rate, maturity, type of issue, trading characteristics, call features, credit rates and other observable inputs. The Company determines transfers between fair value hierarchy levels at the end of the reporting period. There were no transfers in or out of the levels.
The changes in fair values of the investments are recorded in the Consolidated Statements of Income as investment income.
Limited Partnership Interests
DHCM is the managing member of Diamond Hill General Partner, LLC (the "General Partner"), which is the general partner of Diamond Hill Investment Partners, L.P. ("DHIP"), Diamond Hill Global Fund, L.P. ("DHGF"), Diamond Hill High Yield Fund, L.P. ("DHHY") and Diamond Hill Valuation-Weighted 500, L.P. ("DHVW") (collectively, the "Partnerships"), each a limited partnership whose underlying assets consist of marketable securities.
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
Property and Equipment
Property and equipment, consisting of leasehold improvements, computer equipment, furniture, and fixtures, are carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated life of the assets.
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
Revenue Recognition – Variable Incentive Fees
The Company manages certain client accounts that provide for variable incentive fees. These fees are calculated based on client investment results over rolling five year periods. The Company records variable incentive fees at the end of the contract measurement period. No variable incentive fees were earned during the three months ended March 31, 2015 and 2014. The table below shows AUM subject to variable incentive fees and the amount of variable incentive fees that would be recognized if the contracts were terminated as of the three months ended March 31, 2015 and 2014:

	As of March 31,
	2015	2014
AUM subject to variable incentive fees	$553,269,970	$482,095,096

	For the Three Months Ended
	March 31,
	2015	2014
Contractual Period Ends:
Quarter Ended June 30, 2017	$910,470	$4,647,204
Quarter Ended December 31, 2018	—	—
Quarter Ended September 30, 2019	133,160	—
Total variable incentive fees that would be recognized if contract terminated	$1,043,630	$4,647,204

The contractual end dates highlight the time remaining until the variable incentive fees are scheduled to be earned. The amount of variable incentive fees that would be recognized if the contracts were terminated as of March 31, 2015 or 2014 will increase or decrease based on future client investment results through the contractual period end, and there is no assurance that the above amounts will ultimately be earned.

Revenue Recognition – Mutual Fund Administration
DHCM has an administrative and transfer agency services agreement with the Funds, under which DHCM performs certain services for each Fund. These services include mutual fund administration, fund accounting, transfer agency and other related functions. Effective January 1, 2015, for performing these services, each Fund pays DHCM a fee, which is calculated using an annual rate of 0.24% for Class A, C, and I shares and 0.10% for Class Y shares, times the average daily net assets of each respective series and share class. Prior to January 1, 2015, the annual rate was 0.25% for Class A, C, and I shares and 0.10% for Class Y shares.
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
Mutual fund administration gross and net revenue are summarized below:

	Three Months Ended March 31,
	2015	2014
Mutual fund administration:
Administration revenue, gross	$6,379,960	$5,043,417
12b-1/service fees and commission revenue received from fund clients	2,744,151	2,481,771
12b-1/service fees and commission expense payments to third parties	(2,373,863)	(2,156,513)
Fund related expense	(2,838,794)	(2,089,175)
Revenue, net of related expenses	3,911,454	3,279,500
DHCM C-Share financing:
Broker commission advance repayments	251,360	173,890
Broker commission amortization	(244,943)	(175,100)
Financing activity, net	6,417	(1,210)
Mutual fund administration revenue, net	$3,917,871	$3,278,290

Contractual Expense Reimbursements
During the fourth quarter of 2013, BHIL entered into an agreement with an investment adviser that is part of an umbrella trust sponsored by BHFS to provide staff to support the wholesaling functions and sales support services to distribute shares of the registered investment companies managed by the investment adviser and distributed by BHIL. Under the agreement, the investment adviser is obligated to reimburse BHIL for all expenses incurred in association with these efforts. The amount of expense incurred and reimbursed for the three months ended March 31, 2015 and 2014 was $547,755 and $398,248, respectively. In addition, the third party investment adviser is obligated to reimburse BHIL for any contractual obligations entered into by BHIL as a result of this arrangement. BHIL is not involved in the delivery or pricing of these services and bears no risk related to these services. Revenue has been recorded net of these expenses in accordance with FASB ASC 605-45, Revenue Recognition - Principal Agent Considerations.
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
The Company is subject to examination by various federal, and applicable state and local jurisdictions for various tax periods. The Company’s income tax positions are based on research and interpretations of the income tax laws and rulings in each of the jurisdictions in which the Company does business. Due to the subjectivity of interpretations of laws and rulings in each jurisdiction, the differences and interplay in tax laws between those jurisdictions, as well as the inherent uncertainty in estimating the final resolution of complex tax audit matters, the Company’s estimates of income tax liabilities may differ from actual payments or assessments. The Company regularly assesses its position with regard to tax exposures and records liabilities for these uncertain tax positions and related interest and penalties, if any, according to the principles of FASB ASC 740, Income Taxes. As of March 31, 2015, the Company has not recorded any liability for uncertain tax positions. The Company records interest and penalties, if any, within the income tax provision on the income statement.
Earnings Per Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of Common Shares outstanding for the period, which includes participating securities. Diluted EPS reflects the potential dilution of EPS due to unvested restricted stock grants with forfeitable rights to dividends and restricted stock units. For the periods presented, the Company has unvested stock-based payment awards that contain both forfeitable and nonforfeitable rights to dividends and restricted stock units. See Note 7.
Recently Issued Accounting Standards
In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers", which supersedes existing accounting standards for revenue recognition and creates a single framework. The new guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period and requires either a retrospective or a modified retrospective approach to adoption. The Company is currently evaluating the new guidance and does not expect it to have a material impact on its consolidated financial statements and related disclosures, as well as the transition methods. Early adoption is prohibited.
In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis". This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and requires either a retrospective approach to adoption or a modified retrospective approach, by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. Early adoption is permitted. The Company is currently assessing the impact of this standard on its consolidated financial statements, as well as the available transition methods.

Note 3 Investment Portfolio
As of March 31, 2015, the Company held investments (excluding money market funds, which are included with cash and cash equivalents) worth $49.7 million with an estimated cost basis of $40.6 million. The following table summarizes the fair value of these investments as of March 31, 2015 and December 31, 2014:

	As of
	March 31, 2015	December 31, 2014
Seed Capital Investments:
Diamond Hill Research Opportunities Fund	$12,076,180	$13,143,281
Diamond Hill Mid Cap Fund	11,159,899	10,729,930
Diamond Hill Financial Long-Short Fund	1,211,644	1,222,892
Diamond Hill High Yield Fund, L.P.	10,113,107	9,764,814
Diamond Hill Valuation-Weighted 500, L.P.	3,437,731	3,398,035
Diamond Hill Global Fund, L.P.	1,570,317	1,489,740
Total Seed Capital Investments	39,568,878	39,748,692
Deferred Compensation Investments	10,087,526	5,678,764
Total Investment Portfolio	$49,656,404	$45,427,456

The deferred compensation investments above consists of Diamond Hill Funds and relate to deferred compensation liabilities from both deferred compensation plans (refer to Note 4) and other deferred compensation arrangements.

Note 4 Compensation Plans
Share-Based Payment Transactions
The Company issued restricted stock units and restricted stock awards (collectively, "Restricted Stock") under the 2014 Equity and Cash Incentive Plan ("2014 Plan"). Restricted stock units represent shares which may be issued in the future, whereas restricted stock awards represent shares issued and outstanding upon grant with vesting restrictions. The following table represents a roll-forward of outstanding Restricted Stock and related activity during the three months ended March 31, 2015:

	Shares	Weighted-Average Grant Date Price per Share
Outstanding Restricted Stock as of December 31, 2014	335,768	$79.79
Grants issued	49,000	156.85
Grants vested	(58,905)	69.77
Grants forfeited	—	—
Total Outstanding Restricted Stock as of March 31, 2015	325,863	$97.91

As of March 31, 2015, there were 503,858 Common Shares available for awards under the 2014 Plan.
Total deferred compensation related to unvested Restricted Stock grants was $18.7 million as of March 31, 2015. Compensation expense related to the restricted stock grants is calculated based upon the fair market value of the Common Shares on grant date adjusted for estimated forfeitures. Compensation expense recognition of deferred compensation over the remaining vesting periods, adjusted for estimated forfeitures, is as follows:

Nine Months Remaining In
2015	2016	2017	2018	2019	Thereafter	Total
$5,056,315	$4,076,780	$3,548,508	$2,845,415	$1,940,697	$918,563	$18,386,278

Stock Grant Transactions
The following table represents stock grant transactions during the three months ended March 31, 2015 and 2014:

	Shares Issued	Grant Date Value
March 31, 2015	27,192	$3,826,458
March 31, 2014	33,745	3,984,817
Deferred Compensation Plans
On April 24, 2013, the Board of Directors approved the Diamond Hill Fixed Term Deferred Compensation Plan and the Diamond Hill Variable Term Deferred Compensation Plan (collectively the “Plans”). Under the Plans, participants may elect to voluntarily defer, for a minimum of five years, certain incentive compensation, which the Company then contributes into the Plans. Each participant is responsible for designating investment options for assets they contribute, and the distribution paid to each participant reflects any gains or losses on the assets realized while in the Plans. Assets held in the Plans are included in the Company’s investment portfolio and the associated obligation to participants is included in deferred compensation liability. Assets held in the Plans are recorded at fair value. Deferred compensation liability was $10.1 million and $5.7 million as of March 31, 2015 and December 31, 2014, respectively.
Note 5 Operating Leases
The Company currently leases office space of approximately 42,400 square feet at two locations. The following table summarizes the total lease and operating expenses for the three months ended March 31, 2015 and 2014:

	March 31, 2015	March 31, 2014
Three Months Ended	$228,464	$226,089
The approximate future minimum lease payments under the operating leases are as follows:

Future Minimum Lease Payments
Nine Months Remaining In
2015	2016	2017	2018	2019	Thereafter	Total
$522,000	$696,000	$696,000	$632,000	$596,000	$2,965,000	$6,107,000
The total approximate future minimum lease payments of $6.1 million include $0.3 million of obligations that will be reimbursed to the Company under an expense reimbursement agreement ("Expense Agreement") with a third party. Under the Expense Agreement, these amounts are required to be reimbursed to the Company by the third party. The obligation of the third party to reimburse the Company for these expenses survives the termination of the Expense Agreement.
In addition to the above lease payments, the Company is also responsible for normal operating expenses of the properties. Such operating expenses were approximately $0.3 million in 2014, on a combined basis, and are estimated to be approximately $0.4 million in 2015.

Note 6 Income Taxes
The Company has determined its interim tax provision projecting an estimated annual effective tax rate. For the three months ended March 31, 2015, the Company recorded income tax expense of $5.0 million, yielding an effective tax rate of 34.6%. The effective tax rate of 34.6% differed from the expected effective tax rate of 35% due primarily to the recording of a $0.2 million tax benefit related to a charitable donation of appreciated securities previously held in our investment portfolio and the additional income tax expense recorded in the state and city jurisdictions in which we do business.
For the three months ended March 31, 2014, the Company recorded income tax expense of $3.3 million, yielding an effective tax rate of 36.7%. The effective tax rate of 36.7% differed from the expected effective tax rate of 35% due primarily to the additional income tax expense recorded in the state and city jurisdictions in which we do business.
The net temporary differences incurred to date will reverse in future periods as the Company generates taxable earnings. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets recorded. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2015 and December 31, 2014, no valuation allowance was deemed necessary.
The Company's income taxes payable has been reduced by the excess tax benefits from equity incentive plan awards. For restricted stock, the Company receives an excess income tax benefit calculated as the tax effect of the difference between the fair market value of the stock at the time of grant and vesting. The Company had net excess tax benefits from equity awards of $1.3 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively, which were reflected as increases in equity.
FASB ASC 740, Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company did not record an accrual for tax related uncertainties or unrecognized tax positions as of March 31, 2015 and December 31, 2014.
Note 7 Earnings Per Share
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

	Three Months Ended March 31,
	2015	2014
Net income	$9,512,622	$5,749,598

Weighted average number of outstanding shares - Basic	3,218,154	3,165,940
Dilutive impact of restricted stock grants with forfeitable rights to dividends	74,076	63,326
Dilutive impact of restricted stock units	3,938	1,634
Weighted average number of outstanding shares - Diluted	3,296,168	3,230,900

Earnings per share
Basic	$2.96	$1.82
Diluted	$2.89	$1.78

Note 8 Commitments and Contingencies
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
Forward-looking Statements
Throughout this Quarterly report on Form 10-Q, the Company may make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995 relating to such matters as anticipated operating results, prospects and levels of AUM, technological developments, economic trends (including interest rates and market volatility), expected transactions and similar matters. The words "believe," "expect," "anticipate," "estimate," "could," "would," "should," "hope," "seek," "plan," "intend" and similar expressions identify forward-looking statements that speak only as of the date thereof. While the we believe that the assumptions underlying our forward-looking statements are reasonable, investors are cautioned that any of the assumptions could prove to be inaccurate and, accordingly, our actual results and experiences could differ materially from the anticipated results or other expectations expressed in our forward-looking statements. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this Quarterly Report on Form 10-Q and in our press releases are discussed under "Item 1A. Risk Factors" and elsewhere in the 2014 Annual Report and include: the adverse effect from a decline in the securities markets; a decline in the performance of our products; changes in interest rates; changes in national and local economic and political conditions including the continuing economic uncertainty in various parts of the world; changes in government policy and regulation, including monetary policy; changes in our ability to attract or retain key employees; unforeseen costs and other effects related to legal proceedings or investigations of governmental and self-regulatory organizations; and other risks identified from time-to-time in other public documents on file with the SEC.
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
Assets Under Management
Our revenue is derived primarily from investment advisory and administration fees. Investment advisory and administration fees paid to the Company are generally based on the value of the investment portfolios we manage and fluctuate with changes in the total value of our AUM. Substantially all of our AUM (98.3%) is valued based on readily available market quotations. AUM in the fixed income strategies (1.7%) is valued using evaluated prices from an independent third-party provider. Fees are recognized in the period that the Company manages these assets.
Revenues are highly dependent on both the value and composition of AUM. The following is a summary of our AUM by product and investment objective, and a roll-forward of the change in AUM for the three months ended March 31, 2015 and 2014:

	Assets Under Management by Product
	As of March 31,
(in millions)	2015	2014	% Change
Proprietary funds	$10,424	$8,108	29%
Sub-advised funds	740	490	51%
Institutional accounts	4,934	4,388	12%
Total AUM	$16,098	$12,986	24%

	Assets Under Management by Investment Objective
	As of March 31,
(in millions)	2015	2014	% Change
Small Cap	$1,602	$1,451	10%
Small-Mid Cap	1,588	844	88%
Large Cap	7,876	6,664	18%
Select (All Cap)	518	382	36%
Long-Short	4,246	3,407	25%
Strategic Income	268	238	13%
Total AUM	$16,098	$12,986	24%

	Change in Assets Under Management
	For the Three Months Ended March 31,
(in millions)	2015	2014
AUM at beginning of the period	$15,656	$12,186
Net cash inflows (outflows)
proprietary funds	474	367
sub-advised funds	41	33
institutional accounts	(229)	160
	286	560
Net market appreciation and income	156	240
Increase during the period	442	800
AUM at end of the period	$16,098	$12,986

Consolidated Results of Operations
The following is a discussion of our consolidated results of operations.

	Three Months Ended March 31,
(in thousands, except per share amounts and percentages)	2015	2014	% Change
Net operating income	$13,194	$8,572	54%
Net operating income after tax(a)	$8,633	$5,423	59%
Net income	$9,513	$5,750	65%
Net operating income after tax per diluted share(a)	$2.62	$1.68	56%
Net income per diluted share	$2.89	$1.78	62%
Operating profit margin	45%	37%

(a)	Net operating income after tax is a non-GAAP performance measure. See the Use of Supplemental Data as Non-GAAP Performance Measure section within this report.
Three Months Ended March 31, 2015 compared with Three Months Ended March 31, 2014
The Company generated net income of $9.5 million ($2.89 per diluted share) for the three months ended March 31, 2015, compared with net income of $5.7 million ($1.78 per diluted share) for the three months ended March 31, 2014. Operating income increased by $4.6 million period over period due to an increase in AUM, resulting in a $6.1 million increase in revenue. The revenue increase was partially offset by an increase in operating expenses of $1.5 million related to higher compensation due to merit increases, increases in staffing and an increase in incentive compensation. A positive investment return of $1.3 million due to market appreciation further contributed to the overall increase in net income for the three months ended March 31, 2015. Income tax expense increased $1.7 million from the three months ended March 31, 2014 to the three months ended March 31, 2015 due to the overall increase in income before taxes. The effective tax rate of 34.6% differed from the expected effective tax rate of 35% due primarily to the recording of a $0.2 million tax benefit related to a charitable donation of appreciated securities previously held in our investment portfolio and the additional income tax expense recorded in the state and city jurisdictions in which we do business. Operating profit margin increased to 45% for the first quarter 2015 from 37% for the first quarter 2014. We expect that our operating margin will fluctuate from period to period based on various factors, including revenues; investment results; employee performance; staffing levels; development of investment strategies, products, or channels; and industry comparisons.
Revenue

	Three Months Ended March 31,
(in thousands)	2015	2014	% Change
Investment advisory	$25,400	$19,911	28%
Mutual fund administration, net	3,918	3,278	20%
Total	$29,318	$23,189	26%
As a percent of total revenues for the first quarter of 2015, investment advisory fees accounted for 87% and mutual fund administration fees made up the remaining 13%. This compared to 86% and 14%, respectively, for first quarter 2014.
Investment Advisory Fees. Investment advisory fees increased $5.5 million, or 28%, from the three months ended March 31, 2014 to the three months ended March 31, 2015. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates which vary by investment product. The increase in investment advisory fees was driven by an increase of 27% in average AUM quarter over quarter. The average advisory fee rate remained constant quarter over quarter at 0.64%.
Mutual Fund Administration Fees. Mutual fund administration fees increased $0.6 million, or 20%, from the three months ended March 31, 2014 to the three months ended March 31, 2015. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of average Funds' AUM, and all Beacon Hill fee revenue. The increase in mutual fund administration fees is due to a 30% increase in average Funds' AUM from $7.7 billion for the three months ended March 31, 2014 to $10.0 billion for the three months ended March 31, 2015 and an increase in Beacon Hill revenue, offset by a decrease of two basis points in the net administration fee rate from 0.14% for the three months ended March 31, 2014 to 0.12% for the three months ended March 31, 2015 due to a reduction in the Funds administration fee rate by one basis point effective January 1, 2015 and an increase in financial intermediary fees for servicing fund shareholders, which are netted against mutual fund administration fees.
Expenses

	Three Months Ended March 31,
(in thousands)	2015	2014	% Change
Compensation and related costs	$12,785	$11,872	8%
General and administrative	1,993	1,581	26%
Sales and marketing	610	492	24%
Mutual fund administration	736	672	10%
Total	$16,124	$14,617	10%
Compensation and Related Costs. Employee compensation and benefits increased by $0.9 million, or 8%, from the three months ended March 31, 2014 compared to the three months ended March 31, 2015, due to an increase of $0.6 million in salaries and related benefits due to merit increases and increases in staffing levels and an increase of $0.3 million in incentive compensation during the first quarter of 2015. Incentive compensation expense can fluctuate significantly period over period as we evaluate incentive compensation by reviewing investment results in client portfolios, individual performance, company performance, and other factors.
General and Administrative. General and administrative expenses increased by $0.4 million, or 26%, from the three months ended March 31, 2014 to the three months ended March 31, 2015. This increase is primarily due to additional research expenses to support our investment team, an increase in information technology expenses, and costs associated with expansion of our office space.
Sales and Marketing. Sales and marketing expenses increased by $0.1 million, or 24%, from the three months ended March 31, 2014 to the three months ended March 31, 2015. The increase was due to an overall increase in travel, sponsorships and consulting related to business development and retention efforts.
Mutual Fund Administration. Mutual fund administration expenses increased by $0.1 million, or 10%, from the three months ended March 31, 2014 to the three months ended March 31, 2015. Mutual fund administration expenses consist of both variable and fixed expenses. The variable expenses are based on Fund AUM and the number of shareholder accounts.
Liquidity and Capital Resources
Sources of Liquidity
The Company’s main source of liquidity is cash flow from operating activities, which is generated from investment advisory and fund administration fees. Our investment portfolio is primarily in readily marketable securities, which provide for cash liquidity, if needed. Investments in mutual funds are valued at their quoted current net asset value. Investments in private investment funds are valued independently. Equity securities in private investment funds are based on readily available market quotations. Debt securities in private investment funds are valued using pricing techniques which take into account factors such as trading activity, readily available market quotations, yield, quality, coupon rate, maturity, type of issue, trading characteristics, call features, credit rates and other observable inputs. Inflation is expected to have no material impact on our performance. Cash and cash equivalents, accounts receivable, and investments represented approximately 89% and 91% of total assets as of March 31, 2015 and December 31, 2014, respectively. We believe these sources of liquidity, as well as our continuing cash flows from operating activities, will be sufficient to meet our current and future operating needs for at least the next 12 months.
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

Working Capital
As of March 31, 2015, the Company had working capital of approximately $78.1 million, compared to $66.2 million at December 31, 2014. Working capital includes cash, securities owned and current receivables, net of all liabilities. The Company has no debt, and we believe our available working capital is sufficient to cover current expenses and anticipated capital expenditures.
Cash Flow Analysis
Cash Flows from Operating Activities
The Company’s cash flows from operating activities are calculated by adjusting net income to reflect other significant operating sources and uses of cash, certain significant non-cash items such as share-based compensation, and timing differences in the cash settlement of operating assets and liabilities.
For the three months ended March 31, 2015, net cash provided by operating activities totaled $2.1 million. For the three months ended March 31, 2014, net cash used in operating activities totaled $6.3 million. The changes in net cash provided by (used in) operating activities generally reflects net income plus the effect of non-cash items and the timing differences in the cash settlement of assets and liabilities. First quarter cash flows from operating activities include annual incentive compensation expense of $9.8 million paid out for both the three months ended March 31, 2015 and 2014.
Cash Flows from Investing Activities
The Company’s cash flows from investing activities consist primarily of capital expenditures and purchases and redemptions in our investment portfolio.
Cash flows used in investing activities totaled $4.9 million for the three months ended March 31, 2015, primarily related to purchases into the Company’s corporate investments, $4.3 million of which relates to purchases into deferred compensation plans. Cash flows used in investing activities totaled $15.4 million for the three months ended March 31, 2014, primarily related to purchases into the Company's corporate investments.
Cash Flows from Financing Activities
The Company’s cash flows from financing activities may consist of the payment of special dividends, the repurchase of common shares, and the value of shares withheld related to employee tax withholding.
For the three months ended March 31, 2015, net cash used in financing activities totaled $1.5 million, consisting of the value of shares withheld related to employee tax withholding, partially offset by excess income tax benefit from stock-based compensation. For the three months ended March 31, 2014, net cash used in financing activities totaled $0.1 million, consisting of the value of shares withheld related to employee tax withholding, partially offset by excess income tax benefit from stock-based compensation.
Use of Supplemental Data as Non-GAAP Performance Measure
Net Operating Income After Tax
As supplemental information, we are providing performance measures that are based on methodologies other than GAAP ("non-GAAP") for "Net Operating Income After Tax" that management uses as a benchmark in evaluating and comparing the period-to-period operating performance of the Company and its subsidiaries.
The Company defines "net operating income after tax" as the Company’s net operating income less its income tax provision, excluding investment related activity and the tax impact of the investment related activity. The Company believes that “net operating income after tax” provides a good representation of the Company’s operating performance, as it excludes the impact of investment related activity on financial results. The amount of the investment portfolio and market fluctuations on the investments can change significantly from one period to another, which can distort the underlying earnings potential of a company. We also believe "net operating income after tax" is an important metric in estimating the value of an asset management business. This non-GAAP measure is provided in addition to net income and net operating income and is not a substitute for net income or net operating income and may not be comparable to non-GAAP performance measures of other companies.

	Three Months Ended March 31,
(in thousands, except per share data)	2015	2014	% Change
Net operating income, GAAP basis	$13,194	$8,572	54%
Non-GAAP adjustments:
Tax provision excluding impact of investment income	(4,561)	(3,149)	45%
Net operating income after tax, non-GAAP basis	$8,633	$5,423	59%
Net operating income after tax per diluted share, non-GAAP basis	$2.62	$1.68	56%
Diluted weighted average shares outstanding, GAAP basis	3,296	3,231
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
Critical Accounting Policies and Estimates
There have been no material changes to the Critical Accounting Policies and Estimates provided in Item 7 of the Company’s 2014 Annual Report.

ITEM 3:	Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in the information provided in Item 7A of the Company’s 2014 Annual Report.

ITEM 4:	Controls and Procedures
Management, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:	OTHER INFORMATION

ITEM 1:	Legal Proceedings
From time to time, the Company is party to ordinary routine litigation that is incidental to its business. There are currently no material legal proceedings pending to which the Company or any subsidiary is a party.

ITEM 1A:	Risk Factors
There has been no material change to the information provided in Item 1A of the Company’s 2014 Annual Report.

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended March 31, 2015, the Company did not purchase any of its Common Shares and did not sell any Common Shares that were not registered under the Securities Act of 1933. The following table sets forth information regarding the Company’s repurchase program of its Common Shares during the first quarter of fiscal year 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2015 through January 31, 2015	—	—	—	318,433
February 1, 2015 through February 28, 2015	—	—	—	318,433
March 1, 2015 through March 31, 2015	—	—	—	318,433

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
DIAMOND HILL INVESTMENT GROUP, INC.

Date	Title	Signature

April 29, 2015	Chairman and Chief Executive Officer	/s/ R. H. Dillon
R. H. Dillon

April 29, 2015	Chief Financial Officer	/s/ Thomas E. Line
Thomas E. Line