Form 10-Q
period 2015-06-30
DIAMOND HILL INVESTMENT GROUP INC
filed 2015-07-28
CIK 909108

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes:  ☐    No:  ☒
The number of shares outstanding of the issuer’s common stock, as of July 24, 2015, is 3,396,842 shares.

DIAMOND HILL INVESTMENT GROUP, INC.

PART I:	FINANCIAL INFORMATION

ITEM 1:	Consolidated Financial Statements
Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	6/30/2015	12/31/2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$43,008,747	$35,777,140
Investment portfolio	53,360,847	45,427,456
Accounts receivable	18,019,839	16,514,146
Prepaid expenses	1,666,206	1,904,945
Property and equipment, net of depreciation	4,157,440	2,425,949
Income taxes receivable	2,007,855	—
Deferred taxes	6,454,400	5,658,992
Total assets	$128,675,334	$107,708,628
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$6,426,067	$6,550,770
Accrued incentive compensation	12,743,000	19,981,250
Deferred compensation	10,211,281	5,678,764
Income taxes payable	—	1,178,620
Total liabilities	29,380,348	33,389,404
Shareholders’ equity
Common stock, no par value 7,000,000 shares authorized; 3,396,172 issued and outstanding at June 30, 2015 (inclusive of 307,163 unvested shares); 3,317,728 issued and outstanding at December 31, 2014 (inclusive of 306,768 unvested shares)	97,899,697	84,855,693
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred equity compensation	(19,325,119)	(12,566,133)
Retained earnings	20,720,408	2,029,664
Total shareholders’ equity	99,294,986	74,319,224
Total liabilities and shareholders’ equity	$128,675,334	$107,708,628

Book value per share	$29.24	$22.40
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REVENUES:
Investment advisory	$27,018,876	$21,940,096	$52,419,412	$41,850,903
Mutual fund administration, net	4,363,311	3,500,117	8,281,182	6,778,406
Total revenue	31,382,187	25,440,213	60,700,594	48,629,309
OPERATING EXPENSES:
Compensation and related costs	12,667,426	12,725,289	25,452,206	24,597,243
General and administrative	2,583,567	1,715,833	4,577,113	3,297,188
Sales and marketing	1,160,451	591,157	1,770,152	1,083,038
Mutual fund administration	848,657	734,329	1,585,030	1,406,450
Total operating expenses	17,260,101	15,766,608	33,384,501	30,383,919
NET OPERATING INCOME	14,122,086	9,673,605	27,316,093	18,245,390
Investment income	457,340	1,321,914	1,802,023	1,838,442
INCOME BEFORE TAXES	14,579,426	10,995,519	29,118,116	20,083,832
Income tax expense	(5,401,304)	(4,067,485)	(10,427,372)	(7,406,199)
NET INCOME	$9,178,122	$6,928,034	$18,690,744	$12,677,633
Earnings per share
Basic	$2.79	$2.17	$5.75	$3.98
Diluted	$2.73	$2.12	$5.61	$3.90
Weighted average shares outstanding
Basic	3,287,751	3,198,231	3,253,144	3,182,175
Diluted	3,367,280	3,268,296	3,331,521	3,254,672
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$18,690,744	$12,677,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	279,024	146,232
Stock-based compensation	4,074,437	3,608,289
Increase in accounts receivable	(1,505,693)	(1,478,276)
Change in current income taxes	(1,566,748)	(6,943,752)
Change in deferred income taxes	(795,408)	2,431,661
Net investment gain	(1,786,994)	(2,057,435)
Decrease in accrued incentive compensation	(3,411,792)	(2,736,793)
Increase in deferred compensation	4,532,517	4,106,669
Excess income tax benefit from stock-based compensation	(1,619,727)	(226,873)
Other changes in assets and liabilities	227,075	130,017
Net cash provided by operating activities	17,117,435	9,657,372
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(722,352)	(80,033)
Cost of investments purchased and other portfolio activity	(11,040,594)	(15,308,201)
Proceeds from sale of investments	3,492,995	—
Net cash used in investing activities	(8,269,951)	(15,388,234)
CASH FLOWS FROM FINANCING ACTIVITIES:
Value of shares withheld related to employee tax withholding	(3,235,604)	(365,420)
Excess income tax benefit from stock-based compensation	1,619,727	226,873
Net cash used in financing activities	(1,615,877)	(138,547)
CASH AND CASH EQUIVALENTS
Net change during the period	7,231,607	(5,869,409)
At beginning of period	35,777,140	33,106,972
At end of period	$43,008,747	$27,237,563
Supplemental cash flow information:
Income taxes paid	$12,789,528	$12,089,759
Supplemental disclosure of non-cash transactions:
Common stock issued as incentive compensation	3,826,458	3,984,817
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
Note 2 Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of June 30, 2015 and December 31, 2014 and for the three and six month periods ended June 30, 2015 and 2014 for Diamond Hill Investment Group, Inc. and its subsidiaries (referred to in these notes to the condensed consolidated financial statements as "the Company," "management," "we," "us," and "our") have been prepared in accordance with United States generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q and Article 10 of the Securities and Exchange Commission ("SEC") Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair statement of the financial condition and results of operations at the dates and for the interim periods presented, have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for any full fiscal year. These unaudited condensed consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 ("2014 Annual Report") as filed with the SEC.
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
Reclassification
Certain prior period amounts and disclosures may have been reclassified to conform to the current period's financial presentation.
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
Accounts Receivable
Accounts receivable are recorded when they are due and are presented on the balance sheet net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of those individuals or entities that owe the receivable. No allowance for doubtful accounts was deemed necessary at June 30, 2015 or December 31, 2014.
Valuation of Investment Portfolio
Investments held by the Company are classified as trading securities and are valued based upon the definition of Level 1 inputs and Level 2 inputs. Level 1 inputs are defined as fair values which use quoted prices in active markets for identical assets or liabilities. Level 2 inputs are defined as quoted prices in markets that are not considered to be active for identical assets or liabilities, quoted prices in active markets for similar assets or liabilities, and inputs other than quoted prices that are directly observable or that may be corroborated indirectly with observable market data. The following table summarizes the values of the Company’s investments based upon Level 1 and Level 2 inputs as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Level 1 Inputs	$80,175,798	$62,595,546
Level 2 Inputs	11,820,752	14,652,589
Level 1 investments are all registered investment companies (mutual funds) and include as of June 30, 2015 and December 31, 2014, $38.6 million and $31.8 million, respectively, of money market mutual funds that the Company classifies as cash equivalents. Level 2 investments are all limited partnerships. Equity securities in limited partnerships are valued based upon readily available market quotations obtained from an independent pricing service. Debt securities in limited partnerships are valued by an independent pricing service which uses pricing techniques which take into account factors such as trading activity, readily available market quotations, yield, quality, coupon rate, maturity, type of issue, trading characteristics, call features, credit rates and other observable inputs. The Company determines transfers between fair value hierarchy levels at the end of the reporting period. There were no transfers in or out of the levels.
The changes in fair values of the investments are recorded in the Consolidated Statements of Income as investment income.
Limited Partnership Interests
DHCM is the managing member of Diamond Hill General Partner, LLC (the "General Partner"), which is the general partner of Diamond Hill Investment Partners, L.P. ("DHIP"), Diamond Hill Global Fund, L.P. ("DHGF"), Diamond Hill High Yield Fund, L.P. ("DHHY") and Diamond Hill Valuation-Weighted 500, L.P. ("DH500") (collectively, the "Partnerships"), each a limited partnership whose underlying assets consist of marketable securities. During the period, the Company converted DH500 to the Diamond Hill Valuation-Weighted 500 ETF by liquidating its investment in the partnership and purchasing into the Diamond Hill Valuation-Weighted 500 ETF (refer to Note 3).
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
Revenue Recognition – Variable Incentive Fees
The Company manages certain client accounts that provide for variable incentive fees. These fees are calculated based on client investment results over rolling five year periods. The Company records variable incentive fees at the end of the contract measurement period. No variable incentive fees were earned during the three and six months ended June 30, 2015 and 2014. The table below shows AUM subject to variable incentive fees and the amount of variable incentive fees that would be recognized if the contracts were terminated as of June 30, 2015 and 2014:

	As of June 30,
	2015	2014
AUM subject to variable incentive fees	$576,430,237	$498,891,932

	As of June 30,
	2015	2014
Contractual Period Ends:
Quarter Ended June 30, 2017	$3,655,964	$3,614,204
Quarter Ended December 31, 2018	265,040	—
Quarter Ended September 30, 2019	278,658	—
Quarter Ended March 31, 2020	8,518	—
Total variable incentive fees that would be recognized if contract terminated	$4,208,180	$3,614,204

The contractual end dates highlight the time remaining until the variable incentive fees are scheduled to be earned. The amount of variable incentive fees that would be recognized if the contracts were terminated as of June 30, 2015 or 2014 will increase or decrease based on future client investment results through the contractual period end, and there is no assurance that the above amounts will ultimately be earned.

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
Mutual fund administration gross and net revenue are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Mutual fund administration:
Administration revenue, gross	$6,883,451	$5,565,081	$13,263,411	$10,608,498
12b-1/service fees and commission revenue received from fund clients	2,799,190	2,689,494	5,543,341	5,171,264
12b-1/service fees and commission expense payments to third parties	(2,418,508)	(2,342,897)	(4,792,371)	(4,499,409)
Fund related expense	(2,908,128)	(2,419,569)	(5,746,922)	(4,508,744)
Revenue, net of related expenses	4,356,005	3,492,109	8,267,459	6,771,609
DHCM C-Share financing:
Broker commission advance repayments	247,922	218,108	499,281	391,999
Broker commission amortization	(240,616)	(210,100)	(485,558)	(385,202)
Financing activity, net	7,306	8,008	13,723	6,797
Mutual fund administration revenue, net	$4,363,311	$3,500,117	$8,281,182	$6,778,406

Contractual Expense Reimbursements
During the fourth quarter of 2013, BHIL entered into an agreement with an investment adviser that is part of an umbrella trust sponsored by BHFS to provide staff to support the wholesaling functions and sales support services to distribute shares of the registered investment companies managed by the investment adviser and distributed by BHIL. Under the agreement, the investment adviser is obligated to reimburse BHIL for all expenses incurred in association with these efforts. The amount of expense incurred and reimbursed for the three months ended June 30, 2015 and 2014 was $666,749 and $401,313, respectively. The amount of expense incurred and reimbursed for the six months ended June 30, 2015 and 2014 was $1,214,504 and $797,354, respectively. In addition, the third party investment adviser is obligated to reimburse BHIL for any contractual obligations entered into by BHIL as a result of this arrangement. BHIL is not involved in the delivery or pricing of these services and bears no risk related to these services. Revenue has been recorded net of these expenses in accordance with FASB ASC 605-45, Revenue Recognition - Principal Agent Considerations.
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
The Company is subject to examination by various federal, and applicable state and local jurisdictions for various tax periods. The Company’s income tax positions are based on research and interpretations of the income tax laws and rulings in each of the jurisdictions in which the Company does business. Due to the subjectivity of interpretations of laws and rulings in each jurisdiction, the differences and interplay in tax laws between those jurisdictions, as well as the inherent uncertainty in estimating the final resolution of complex tax audit matters, the Company’s estimates of income tax liabilities may differ from actual payments or assessments. The Company regularly assesses its position with regard to tax exposures and records liabilities for these uncertain tax positions and related interest and penalties, if any, according to the principles of FASB ASC 740, Income Taxes. As of June 30, 2015, the Company has not recorded any liability for uncertain tax positions. The Company records interest and penalties, if any, within income tax expense on the income statement.
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
Recently Issued Accounting Standards
In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers", which supersedes existing accounting standards for revenue recognition and creates a single framework. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period and requires either a retrospective or a modified retrospective approach to adoption. The Company is currently assessing the impact of this standard on its consolidated financial statements and related disclosures, as well as the available transition methods. Early adoption is prohibited.
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

In May 2015, the FASB issued ASU No. 2015-07, "Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)". This standard will eliminate the requirement to categorize investments in the fair value hierarchy if their fair value is measured at net asset value (NAV) per share (or its equivalent) using the practical expedient in the FASB’s fair value measurement guidance. ASU 2015-07 is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and requires a retrospective approach to adoption. Early adoption is permitted. The Company is currently assessing the impact of this standard on its consolidated financial statements, as well as the available transition methods.
Note 3 Investment Portfolio
As of June 30, 2015, the Company held investments (excluding money market funds, which are included with cash and cash equivalents) worth $53.4 million with an estimated cost basis of $45.4 million. The following table summarizes the fair value of these investments as of June 30, 2015 and December 31, 2014:

	As of
	June 30, 2015	December 31, 2014
Seed Capital Investments:
Diamond Hill Research Opportunities Fund	$12,221,928	$13,143,281
Diamond Hill Mid Cap Fund	11,229,859	10,729,930
Diamond Hill Financial Long-Short Fund	1,232,264	1,222,892
Diamond Hill Valuation-Weighted 500 ETF(a)	6,644,763	—
Diamond Hill Valuation-Weighted 500, L.P.(a)	—	3,398,035
Diamond Hill High Yield Fund, L.P.	10,238,133	9,764,814
Diamond Hill Global Fund, L.P.	1,582,619	1,489,740
Total Seed Capital Investments	43,149,566	39,748,692
Deferred Compensation Investments	10,211,281	5,678,764
Total Investment Portfolio	$53,360,847	$45,427,456

(a) During the period, the Company converted the Diamond Hill Valuation-Weighted 500, L.P. to the Diamond Hill Valuation-Weighted 500 ETF by liquidating its investment in the partnership and purchasing into the Diamond Hill Valuation-Weighted 500 ETF.

The deferred compensation investments above consists of Diamond Hill Funds and relate to deferred compensation liabilities from both deferred compensation plans (refer to Note 4) and other deferred compensation arrangements.
Note 4 Compensation Plans
Share-Based Payment Transactions
The Company issued restricted stock units and restricted stock awards (collectively, "Restricted Stock") under the 2014 Equity and Cash Incentive Plan ("2014 Plan"). Restricted stock units represent shares which may be issued in the future, whereas restricted stock awards represent shares issued and outstanding upon grant with vesting restrictions. The following table represents a roll-forward of outstanding Restricted Stock and related activity during the six months ended June 30, 2015:

	Shares	Weighted-Average Grant Date Price per Share
Outstanding Restricted Stock as of December 31, 2014	335,768	$79.79
Grants issued	63,000	164.15
Grants vested	(69,105)	73.18
Grants forfeited	(3,500)	77.81
Total Outstanding Restricted Stock as of June 30, 2015	326,163	$102.22

As of June 30, 2015, there were 487,858 Common Shares available for awards under the 2014 Plan.

Total deferred compensation related to unvested Restricted Stock grants was $19.3 million as of June 30, 2015. Compensation expense related to the restricted stock grants is calculated based upon the fair market value of the Common Shares on grant date adjusted for estimated forfeitures. Compensation expense recognition of deferred compensation over the remaining vesting periods, adjusted for estimated forfeitures, is as follows:

Six Months Remaining In
2015	2016	2017	2018	2019	Thereafter	Total
$3,556,566	$4,462,132	$3,933,860	$3,230,767	$2,326,049	$1,815,745	$19,325,119
Stock Grant Transactions
The following table represents stock issued as part of our incentive compensation program during the six months ended June 30, 2015 and 2014:

	Shares Issued	Grant Date Value
June 30, 2015	27,192	$3,826,458
June 30, 2014	33,745	3,984,817
Deferred Compensation Plans
On April 24, 2013, the Board of Directors approved the Diamond Hill Fixed Term Deferred Compensation Plan and the Diamond Hill Variable Term Deferred Compensation Plan (collectively the “Plans”). Under the Plans, participants may elect to voluntarily defer, for a minimum of five years, certain incentive compensation, which the Company then contributes into the Plans. Each participant is responsible for designating investment options for assets they contribute, and the distribution paid to each participant reflects any gains or losses on the assets realized while in the Plans. Assets held in the Plans are included in the Company’s investment portfolio and the associated obligation to participants is included in deferred compensation liability. Assets held in the Plans are recorded at fair value. Deferred compensation liability was $10.2 million and $5.7 million as of June 30, 2015 and December 31, 2014, respectively.
Note 5 Operating Leases
The Company currently leases office space of approximately 42,400 square feet at two locations. The following table summarizes the total lease and operating expenses for the three and six months ended June 30, 2015 and 2014:

	June 30, 2015	June 30, 2014
Three Months Ended	$234,333	$226,948
Six Months Ended	$462,797	$453,037
The approximate future minimum lease payments under the operating leases are as follows:

Future Minimum Lease Payments
Six Months Remaining In
2015	2016	2017	2018	2019	Thereafter	Total
$348,000	$696,000	$696,000	$632,000	$596,000	$2,965,000	$5,933,000
The total approximate future minimum lease payments of $5.9 million include $0.2 million of obligations that will be reimbursed to the Company under an expense reimbursement agreement ("Expense Agreement") with a third party. Under the Expense Agreement, these amounts are required to be reimbursed to the Company by the third party. The obligation of the third party to reimburse the Company for these expenses survives the termination of the Expense Agreement.

In addition to the above lease payments, the Company is also responsible for normal operating expenses of the properties. Such operating expenses were approximately $0.3 million in 2014, on a combined basis, and are estimated to be approximately $0.4 million in 2015.
Note 6 Income Taxes
The Company has determined its interim tax provision projecting an estimated annual effective tax rate. For the three months ended June 30, 2015, the Company recorded income tax expense of $5.4 million, yielding an effective tax rate of 37.0%. The effective tax rate of 37.0% differed from the expected effective tax rate of 35% due to additional income tax expense recorded in the state and city jurisdictions in which we do business. For the six months ended June 30, 2015, the Company recorded income tax expense of $10.4 million, yielding an effective tax rate of 35.8%. The effective tax rate of 35.8% differed from the federal statutory tax rate of 35% due primarily to the recording of a $0.2 million tax benefit related to a charitable donation of appreciated securities previously held in our investment portfolio and the additional income tax expense recorded in the state and city jurisdictions in which we do business.
For the three and six months ended June 30, 2014, the Company recorded income tax expense of $4.1 million and $7.4 million, respectively, yielding effective tax rates of 37.0% and 36.9%, respectively. The effective tax rates differed from the expected effective tax rate of 35% due primarily to the additional income tax expense recorded in the state and city jurisdictions in which we do business.
The net temporary differences incurred to date will reverse in future periods as the Company generates taxable earnings. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets recorded. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2015 and December 31, 2014, no valuation allowance was deemed necessary.
The Company's income taxes payable has been reduced by the excess tax benefits from equity incentive plan awards. For restricted stock, the Company receives an excess income tax benefit calculated as the tax effect of the difference between the fair market value of the stock at the time of grant and vesting. The Company had net excess tax benefits from equity awards of $1.6 million and $0.2 million for the six months ended June 30, 2015 and 2014, respectively, which were reflected as increases in equity.
FASB ASC 740, Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company did not record an accrual for tax related uncertainties or unrecognized tax positions as of June 30, 2015 and December 31, 2014.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$9,178,122	$6,928,034	$18,690,744	$12,677,633

Weighted average number of outstanding shares - Basic	3,287,751	3,198,231	3,253,144	3,182,175
Dilutive impact of restricted stock grants with forfeitable rights to dividends	73,485	66,623	73,715	69,944
Dilutive impact of restricted stock units	6,044	3,442	4,662	2,553
Weighted average number of outstanding shares - Diluted	3,367,280	3,268,296	3,331,521	3,254,672

Earnings per share
Basic	$2.79	$2.17	$5.75	$3.98
Diluted	$2.73	$2.12	$5.61	$3.90
Note 8 Commitments and Contingencies
The Company indemnifies its directors, officers and certain of its employees for certain liabilities that might arise from their performance of their duties to the Company. Additionally, in the normal course of business, the Company enters into agreements that contain a variety of representations and warranties and which provide general indemnifications. Certain agreements do not contain any limits on the Company’s liability and would involve future claims that may be made against the Company that have not yet occurred. Therefore, it is not possible to estimate the Company’s potential liability under these indemnities. Further, the Company maintains insurance policies that may provide coverage against certain claims under these indemnities.

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
Revenues are highly dependent on both the value and composition of AUM. The following is a summary of our AUM by product and investment objective, and a roll-forward of the change in AUM for the three and six months ended June 30, 2015 and 2014:

	Assets Under Management by Product
	As of June 30,
(in millions)	2015	2014	% Change
Proprietary funds	$10,858	$8,953	21%
Sub-advised funds	734	580	27%
Institutional accounts	5,142	4,671	10%
Total AUM	$16,734	$14,204	18%

	Assets Under Management by Investment Objective
	As of June 30,
(in millions)	2015	2014	% Change
Small Cap	$1,640	$1,557	5%
Small-Mid Cap	1,830	1,036	77%
Large Cap	7,961	7,207	10%
Select (All Cap)	565	394	43%
Long-Short	4,456	3,774	18%
Strategic Income	282	236	19%
Total AUM	$16,734	$14,204	18%

	Change in Assets Under Management
	For the Three Months Ended June 30,
(in millions)	2015	2014
AUM at beginning of the period	$16,098	$12,986
Net cash inflows (outflows)
proprietary funds	353	482
sub-advised funds	(16)	66
institutional accounts	99	65
	436	613
Net market appreciation and income	200	605
Increase during the period	636	1,218
AUM at end of the period	$16,734	$14,204

	Change in Assets Under Management
	For the Six Months Ended June 30,
(in millions)	2015	2014
AUM at beginning of the period	$15,656	$12,186
Net cash inflows (outflows)
proprietary funds	827	847
sub-advised funds	25	99
institutional accounts	(130)	226
	722	1,172
Net market appreciation and income	356	846
Increase during the period	1,078	2,018
AUM at end of the period	$16,734	$14,204

Consolidated Results of Operations
The following is a discussion of our consolidated results of operations.

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except per share amounts and percentages)	2015	2014	% Change	2015	2014	% Change
Net operating income	$14,122	$9,674	46%	$27,316	$18,245	50%
Net operating income after tax(a)	$8,890	$6,095	46%	$17,534	$11,517	52%
Net income	$9,178	$6,928	32%	$18,691	$12,678	47%
Net operating income after tax per diluted share(a)	$2.64	$1.87	41%	$5.26	$3.54	49%
Net income per diluted share	$2.73	$2.12	29%	$5.61	$3.90	44%
Operating profit margin	45%	38%		45%	38%

(a)	Net operating income after tax is a non-GAAP performance measure. See the Use of Supplemental Data as Non-GAAP Performance Measure section within this report.
Three Months Ended June 30, 2015 compared with Three Months Ended June 30, 2014
The Company generated net income of $9.2 million ($2.73 per diluted share) for the three months ended June 30, 2015, compared with net income of $6.9 million ($2.12 per diluted share) for the three months ended June 30, 2014. Operating income increased by $4.4 million period over period due to an increase in AUM, resulting in a $5.9 million increase in revenue. The revenue increase was offset by an increase in operating expenses of $1.5 million related to increases in general and administrative expenses and sales and marketing expenses. A positive investment return of $0.5 million due to market appreciation further contributed to the overall increase in net income for the three months ended June 30, 2015. Income tax expense increased $1.3 million from the three months ended June 30, 2014 to the three months ended June 30, 2015 due to the overall increase in income before taxes. The effective tax rate of 37.0% differed from the federal statutory tax rate of 35% due to the additional income tax expense recorded in the state and city jurisdictions in which we do business. Operating profit margin increased to 45% for the second quarter 2015 from 38% for the second quarter 2014. We expect that our operating margin will fluctuate from period to period based on various factors, including revenues; investment results; employee performance; staffing levels; development of investment strategies, products, or channels; and industry comparisons.
Revenue

	Three Months Ended June 30,
(in thousands)	2015	2014	% Change
Investment advisory	$27,019	$21,940	23%
Mutual fund administration, net	4,363	3,500	25%
Total	$31,382	$25,440	23%
As a percent of total revenues for the second quarter of 2015 and 2014, investment advisory fees accounted for 86% and mutual fund administration fees made up the remaining 14%.
Investment Advisory Fees. Investment advisory fees increased $5.1 million, or 23%, from the three months ended June 30, 2014 to the three months ended June 30, 2015. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates which vary by investment product. The increase in investment advisory fees was driven by an increase of 22% in average AUM quarter over quarter and an increase of one basis point in the average advisory fee rate from 0.65% for the three months ended June 30, 2014 to 0.66% for the three months ended June 30, 2015. Effective
June 12, 2015, the Diamond Hill Long-Short Fund, which has a 0.90% advisory fee, was closed to new investors. As a result, the Company expects the recent growth in AUM in the Fund to decline, which could impact the average advisory fee rate.
Mutual Fund Administration Fees. Mutual fund administration fees increased $0.9 million, or 25%, from the three months ended June 30, 2014 to the three months ended June 30, 2015. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of average Funds' AUM, and all Beacon Hill fee revenue. The increase in mutual fund administration fees is due to a 26% increase in average Funds' AUM from $8.4 billion for the three months ended June 30, 2014 to $10.6 billion for the three months ended June 30, 2015, offset by a decrease of one basis point in the net administration fee rate from 0.14% for the three months ended June 30, 2014 to 0.13% for the three months ended June 30, 2015. The reduction in the Funds' administration fee rate by one basis point was effective January 1, 2015. The Company reduced the administration fee rate charged on class I shares on all Diamond Hill Funds from 0.24% to 0.21% effective July 1, 2015 which will reduce the Mutual Fund Administrative revenue in future periods. As of June 30, 2015, assets held in class I shares for the Diamond Hill Funds totaled $6.3 billion.
Expenses

	Three Months Ended June 30,
(in thousands)	2015	2014	% Change
Compensation and related costs	$12,667	$12,725	—%
General and administrative	2,584	1,716	51%
Sales and marketing	1,160	591	96%
Mutual fund administration	849	734	16%
Total	$17,260	$15,766	9%
Compensation and Related Costs. Employee compensation and benefits decreased by $0.1 million, or 0.5%, from the three months ended June 30, 2014 compared to the three months ended June 30, 2015, due to a decrease of $1.0 million in incentive compensation during the second quarter of 2015 offset by an increase of $0.9 million in salaries and related benefits due to merit increases and increases in staffing levels. Incentive compensation expense can fluctuate significantly period over period as we evaluate incentive compensation by reviewing investment results in client portfolios, individual performance, company performance, and other factors.
General and Administrative. General and administrative expenses increased by $0.9 million, or 51%, from the three months ended June 30, 2014 to the three months ended June 30, 2015. This increase is primarily due to additional research expenses of $0.2 million to support our investment team, an increase in information technology expenses of $0.2 million, an increase in depreciation expense of $0.1 million due to the expansion of our office space and an increase in charitable donations of $0.4 million.
Sales and Marketing. Sales and marketing expenses increased by $0.6 million, or 96%, from the three months ended June 30, 2014 to the three months ended June 30, 2015. The increase was primarily due to payments made to third party intermediaries related to the sale of our proprietary funds.
Mutual Fund Administration. Mutual fund administration expenses increased by $0.1 million, or 16%, from the three months ended June 30, 2014 to the three months ended June 30, 2015. Mutual fund administration expenses consist of both variable and fixed expenses. The variable expenses are based on Fund AUM and the number of shareholder accounts.
Six Months Ended June 30, 2015 compared with Six Months Ended June 30, 2014
The Company generated net income of $18.7 million ($5.61 per diluted share) for the six months ended June 30, 2015, compared with net income of $12.7 million ($3.90 per diluted share) for the six months ended June 30, 2014. Operating income increased by $9.1 million period over period due to an increase in AUM, resulting in a $12.1 million increase in revenue. The revenue increase was partially offset by an increase in operating expenses of $3.0 million related to higher compensation due to merit increases and increases in staffing and an increase in general and administrative expenses. A positive investment return of $1.8 million due to market appreciation further contributed to the overall increase in net income for the six months ended June 30, 2015. Income tax expense increased $3.0 million from the six months ended June 30, 2014 to the six months ended June 30, 2015 due to the overall increase in income before taxes. The effective tax rate of 35.8% differed from the federal statutory tax rate of 35% due primarily to the recording of a $0.2 million tax benefit related to a charitable donation of appreciated securities previously held in our investment portfolio and the additional income tax expense recorded in the state and city jurisdictions in which we do business. Operating profit margin increased to 45% for the six months ended June 30, 2015 from 38% for the six months ended June 30, 2014. We expect that our operating margin will fluctuate from period to period based on various factors, including revenues; investment results; employee performance; staffing levels; development of investment strategies, products, or channels; and industry comparisons.
Revenue

	Six Months Ended June 30,
(in thousands)	2015	2014	% Change
Investment advisory	$52,420	$41,851	25%
Mutual fund administration, net	8,281	6,778	22%
Total	$60,701	$48,629	25%
As a percent of total revenues for the six months ended June 30, 2015 and 2014, investment advisory fees accounted for 86% and mutual fund administration fees made up the remaining 14%.
Investment Advisory Fees. Investment advisory fees increased $10.6 million, or 25%, from the six months ended June 30, 2014 to the six months ended June 30, 2015. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates which vary by investment product. The increase in investment advisory fees was driven by an increase of 24% in average AUM period over period and an increase of one basis point in the average advisory fee rate from 0.64% for the six months ended June 30, 2014 to 0.65% for the six months ended June 30, 2015. Effective
June 12, 2015, the Diamond Hill Long-Short Fund, which has a 0.90% advisory fee, was closed to new investors. As a result, the Company expects the recent growth in AUM in the Fund to decline, which could impact the average advisory fee rate.
Mutual Fund Administration Fees. Mutual fund administration fees increased $1.5 million, or 22%, from the six months ended June 30, 2014 to the six months ended June 30, 2015. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of average Funds' AUM, and all Beacon Hill fee revenue. The increase in mutual fund administration fees is due to a 27% increase in average Funds' AUM from $8.0 billion for the six months ended June 30, 2014 to $10.3 billion for the six months ended June 30, 2015. The increase was partially offset by a decrease of one basis point in the net administration fee rate from 0.14% for the six months ended June 30, 2014 to 0.13% for the six months ended June 30, 2015 and an increase in financial intermediary fees for servicing fund shareholders, which are netted against mutual fund administration fees. The reduction in the Funds' administration fee rate by one basis point was effective January 1, 2015. The Company reduced the administration fee rate charged on class I shares on all Diamond Hill Funds from 0.24% to 0.21% effective July 1, 2015 which will reduce the Mutual Fund Administrative revenue in future periods. As of June 30, 2015, assets held in class I shares for the Diamond Hill Funds totaled $6.3 billion.
Expenses

	Six Months Ended June 30,
(in thousands)	2015	2014	% Change
Compensation and related costs	$25,452	$24,597	3%
General and administrative	4,577	3,297	39%
Sales and marketing	1,770	1,083	63%
Mutual fund administration	1,585	1,407	13%
Total	$33,384	$30,384	10%
Compensation and Related Costs. Employee compensation and benefits increased by $0.9 million, or 3%, from the six months ended June 30, 2014 compared to the six months ended June 30, 2015, due to an increase of $1.5 million in salaries and related benefits due to merit increases and increases in staffing levels, offset by a decrease of $0.7 million in incentive compensation. Incentive compensation expense can fluctuate significantly period over period as we evaluate incentive compensation by reviewing investment results in client portfolios, individual performance, company performance, and other factors.

General and Administrative. General and administrative expenses increased by $1.3 million, or 39%, from the six months ended June 30, 2014 to the six months ended June 30, 2015. This increase is due to additional research expenses to support our investment team of $0.3 million, an increase in information technology expenses of $0.4 million, an increase in deprecation expense of $0.2 million due to the expansion of our office space and an increase in charitable donations of $0.4 million.
Sales and Marketing. Sales and marketing expenses increased by $0.7 million, or 63%, from the six months ended June 30, 2014 to the six months ended June 30, 2015. The increase was primarily due to payments made to third party intermediaries related to the sale of our proprietary funds.
Mutual Fund Administration. Mutual fund administration expenses increased by $0.2 million, or 13%, from the six months ended June 30, 2014 to the six months ended June 30, 2015. Mutual fund administration expenses consist of both variable and fixed expenses. The variable expenses are based on Fund AUM and the number of shareholder accounts.
Liquidity and Capital Resources
Sources of Liquidity
The Company’s main source of liquidity is cash flow from operating activities, which is generated from investment advisory and fund administration fees. Our investment portfolio is primarily in readily marketable securities, which provide for cash liquidity, if needed. Investments in mutual funds are valued at their quoted current net asset value. Investments in private investment funds are valued independently using NAV as a practical expedient. Equity securities in private investment funds are based on readily available market quotations. Debt securities in private investment funds are valued using pricing techniques which take into account factors such as trading activity, readily available market quotations, yield, quality, coupon rate, maturity, type of issue, trading characteristics, call features, credit rates and other observable inputs. Inflation is expected to have no material impact on our performance. Cash and cash equivalents, accounts receivable, and investments represented approximately 89% and 91% of total assets as of June 30, 2015 and December 31, 2014, respectively. We believe these sources of liquidity, as well as our continuing cash flows from operating activities, will be sufficient to meet our current and future operating needs for at least the next 12 months.
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

Working Capital
As of June 30, 2015, the Company had working capital of approximately $88.7 million, compared to $66.2 million at December 31, 2014. Working capital includes cash, securities owned, prepaid expenses and current receivables, net of all liabilities. The Company has no debt, and we believe our available working capital is sufficient to cover current expenses and anticipated capital expenditures.
Cash Flow Analysis
Cash Flows from Operating Activities
The Company’s cash flows from operating activities are calculated by adjusting net income to reflect other significant operating sources and uses of cash, certain significant non-cash items such as share-based compensation, and timing differences in the cash settlement of operating assets and liabilities.
For the six months ended June 30, 2015, net cash provided by operating activities totaled $17.1 million. For the six months ended June 30, 2014, net cash provided by operating activities totaled $9.7 million. The changes in net cash provided by operating activities generally reflects net income plus the effect of non-cash items and the timing differences in the cash settlement of assets and liabilities.
Cash Flows from Investing Activities
The Company’s cash flows from investing activities consist primarily of capital expenditures and purchases and redemptions in our investment portfolio.
Cash flows used in investing activities totaled $8.3 million for the six months ended June 30, 2015. During the period, the Company converted the Diamond Hill Valuation-Weighted 500, L.P. to the Diamond Hill Valuation-Weighted 500 ETF by liquidating its investment of $3.5 million in the partnership and purchasing $6.6 million into the Diamond Hill Valuation-Weighted 500 ETF. Additionally, the Company purchased $4.3 million into our deferred compensation plans. The Company also purchased $0.7 million of property and equipment related to our office space expansion.
Cash flows used in investing activities totaled $15.4 million for the six months ended June 30, 2014, primarily related to purchases into the Company's corporate investments.
Cash Flows from Financing Activities
The Company’s cash flows from financing activities may consist of the payment of special dividends, the repurchase of common shares, and the value of shares withheld related to employee tax withholding.
For the six months ended June 30, 2015, net cash used in financing activities totaled $1.6 million, consisting of the value of shares withheld related to employee tax withholding, partially offset by excess income tax benefit from stock-based compensation.
For the six months ended June 30, 2014, net cash used in financing activities totaled $0.1 million, consisting of the value of shares withheld related to employee tax withholding, partially offset by excess income tax benefit from stock-based compensation.
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

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except per share data)	2015	2014	% Change	2015	2014	% Change
Net operating income, GAAP basis	$14,122	$9,674	46%	$27,316	$18,245	50%
Non-GAAP adjustments:
Tax provision excluding impact of investment income	(5,232)	(3,579)	46%	(9,782)	(6,728)	45%
Net operating income after tax, non-GAAP basis	$8,890	$6,095	46%	$17,534	$11,517	52%
Net operating income after tax per diluted share, non-GAAP basis	$2.64	$1.87	41%	$5.26	$3.54	49%
Diluted weighted average shares outstanding, GAAP basis	3,367	3,268		3,332	3,255
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
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
During the quarter ended June 30, 2015, the Company did not purchase any of its Common Shares and did not sell any Common Shares that were not registered under the Securities Act of 1933. The following table sets forth information regarding the Company’s repurchase program of its Common Shares during the second quarter of fiscal year 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2015 through April 30, 2015	—	—	—	318,433
May 1, 2015 through May 31, 2015	—	—	—	318,433
June 1, 2015 through June 30, 2015	—	—	—	318,433

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

3.1
Amended and Restated Articles of Incorporation of the Company (Incorporated by reference from Form 8-K Current Report for the event on May 2, 2002 filed with the SEC on May 7, 2002; File No. 000-24498.)

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
DIAMOND HILL INVESTMENT GROUP, INC.

Date	Title	Signature

July 28, 2015	Chairman and Chief Executive Officer	/s/ R. H. Dillon
R. H. Dillon

July 28, 2015	Chief Financial Officer	/s/ Thomas E. Line
Thomas E. Line