Form 10-Q
period 2015-09-30
DIAMOND HILL INVESTMENT GROUP INC
filed 2015-10-28
CIK 909108

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes:  ☐    No:  ☒
The number of shares outstanding of the issuer’s common stock, as of October 23, 2015, is 3,407,358 shares.

DIAMOND HILL INVESTMENT GROUP, INC.

PART I:	FINANCIAL INFORMATION

ITEM 1:	Consolidated Financial Statements
Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	9/30/2015	12/31/2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$58,098,340	$35,777,140
Investment portfolio	52,694,353	45,427,456
Accounts receivable	16,988,637	16,514,146
Prepaid expenses	1,840,219	1,904,945
Property and equipment, net of depreciation	4,150,655	2,425,949
Income taxes receivable	5,296,206	—
Deferred taxes	6,555,129	5,658,992
Total assets	$145,623,539	$107,708,628
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$8,498,381	$6,550,770
Accrued incentive compensation	19,565,000	19,981,250
Deferred compensation	9,514,687	5,678,764
Income taxes payable	—	1,178,620
Total liabilities	37,578,068	33,389,404
Shareholders’ equity
Common stock, no par value 7,000,000 shares authorized; 3,407,269 issued and outstanding at September 30, 2015 (inclusive of 310,456 unvested shares); 3,317,728 issued and outstanding at December 31, 2014 (inclusive of 306,768 unvested shares)	100,308,443	84,855,693
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred equity compensation	(19,711,840)	(12,566,133)
Retained earnings	27,448,868	2,029,664
Total shareholders’ equity	108,045,471	74,319,224
Total liabilities and shareholders’ equity	$145,623,539	$107,708,628

Book value per share	$31.71	$22.40
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUES:
Investment advisory	$27,475,552	$23,541,029	$79,894,964	$65,391,932
Mutual fund administration, net	3,948,373	3,917,464	12,229,555	10,695,870
Total revenue	31,423,925	27,458,493	92,124,519	76,087,802
OPERATING EXPENSES:
Compensation and related costs	12,941,017	13,370,572	38,393,223	37,967,815
General and administrative	2,389,339	1,801,668	6,966,452	5,098,856
Sales and marketing	1,107,989	564,969	2,878,141	1,648,007
Mutual fund administration	844,563	737,784	2,429,593	2,144,234
Total operating expenses	17,282,908	16,474,993	50,667,409	46,858,912
NET OPERATING INCOME	14,141,017	10,983,500	41,457,110	29,228,890
Investment income (loss)	(3,512,134)	(1,005,915)	(1,710,111)	832,527
INCOME BEFORE TAXES	10,628,883	9,977,585	39,746,999	30,061,417
Income tax expense	(3,900,423)	(3,627,005)	(14,327,795)	(11,033,204)
NET INCOME	$6,728,460	$6,350,580	$25,419,204	$19,028,213
Earnings per share
Basic	$2.04	$1.98	$7.78	$5.96
Diluted	$1.99	$1.94	$7.59	$5.84
Weighted average shares outstanding
Basic	3,297,337	3,205,904	3,268,037	3,190,171
Diluted	3,379,200	3,280,762	3,348,196	3,260,264
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$25,419,204	$19,028,213
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	453,702	216,680
Stock-based compensation	6,287,899	5,501,785
Increase in accounts receivable	(474,491)	(2,348,951)
Change in current income taxes	(4,523,875)	(7,506,205)
Change in deferred income taxes	(896,137)	3,135,159
Net investment (gain)/loss	1,788,286	(956,824)
Increase in accrued incentive compensation	3,410,208	4,608,207
Increase in deferred compensation	3,835,923	4,016,878
Excess income tax benefit from stock-based compensation	(1,950,951)	(404,309)
Other changes in assets and liabilities	2,484,335	148,027
Net cash provided by operating activities	35,834,103	25,438,660
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,249,204)	(677,273)
Cost of investments purchased and other portfolio activity	(17,289,987)	(15,308,201)
Proceeds from sale of investments	6,833,602	1,196
Net cash used in investing activities	(11,705,589)	(15,984,278)
CASH FLOWS FROM FINANCING ACTIVITIES:
Value of shares withheld related to employee tax withholding	(3,758,265)	(520,978)
Excess income tax benefit from stock-based compensation	1,950,951	404,309
Net cash used in financing activities	(1,807,314)	(116,669)
CASH AND CASH EQUIVALENTS
Net change during the period	22,321,200	9,337,713
At beginning of period	35,777,140	33,106,972
At end of period	$58,098,340	$42,444,685
Supplemental cash flow information:
Income taxes paid	$19,747,806	$15,575,725
Supplemental disclosure of non-cash transactions:
Common stock issued as incentive compensation	$3,826,458	$3,753,088
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
Diamond Hill Capital Management, Inc. ("DHCM"), an Ohio corporation, is a wholly owned subsidiary of the Company and a registered investment adviser. DHCM is the investment adviser to the Diamond Hill Funds (the "Funds"), a series of open-end mutual funds, private investment funds ("Private Funds"), an exchange traded fund, and other institutional accounts. In addition, DHCM is administrator for the Funds.
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
Note 2 Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of September 30, 2015 and December 31, 2014 and for the three and nine month periods ended September 30, 2015 and 2014 for Diamond Hill Investment Group, Inc. and its subsidiaries (referred to in these notes to the condensed consolidated financial statements as "the Company," "management," "we," "us," and "our") have been prepared in accordance with United States generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q and Article 10 of the Securities and Exchange Commission ("SEC") Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair statement of the financial condition and results of operations at the dates and for the interim periods presented, have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for any full fiscal year. These unaudited condensed consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 ("2014 Annual Report") as filed with the SEC.
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
Segment Information
Management has determined that the Company operates in one business segment, providing investment management and administration services to mutual funds, institutional accounts, and private investment funds. Therefore, no disclosures relating to operating segments are presented in the Company's annual or interim financial statements.

Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and money market mutual funds.
Accounts Receivable
Accounts receivable are recorded when they are due and are presented on the balance sheet net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of those individuals or entities that owe the receivable. No allowance for doubtful accounts was deemed necessary at September 30, 2015 or December 31, 2014.
Valuation of Investment Portfolio
Investments held by the Company are classified as trading securities and are valued based upon the definition of Level 1 inputs and Level 2 inputs. Level 1 inputs are defined as fair values that use quoted prices in active markets for identical assets or liabilities. Level 2 inputs are defined as quoted prices in markets that are not considered to be active for identical assets or liabilities, quoted prices in active markets for similar assets or liabilities, and inputs other than quoted prices that are directly observable or that may be corroborated indirectly with observable market data. The following table summarizes the values of the Company’s investments based upon Level 1 and Level 2 inputs as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Level 1 Inputs	$91,463,773	$62,595,546
Level 2 Inputs	11,379,148	14,652,589
Level 1 investments are all registered investment companies (mutual funds) and include as of September 30, 2015 and December 31, 2014, $50.1 million and $31.8 million, respectively, of money market mutual funds that the Company classifies as cash equivalents. Level 2 investments are all limited partnerships. Equity securities in limited partnerships are valued based upon readily available market quotations obtained from an independent pricing service. Debt securities in limited partnerships are valued by an independent pricing service that uses pricing techniques which take into account factors such as trading activity, readily available market quotations, yield, quality, coupon rate, maturity, type of issue, trading characteristics, call features, credit rates and other observable inputs. The Company determines transfers between fair value hierarchy levels at the end of the reporting period. There were no transfers in or out of the levels during the nine months ended September 30, 2015.
The changes in fair values of the investments are recorded in the Consolidated Statements of Income as investment income(loss).
Limited Partnership Interests
DHCM is the managing member of Diamond Hill General Partner, LLC (the "General Partner"), which is the general partner of Diamond Hill Investment Partners, L.P. ("DHIP"), Diamond Hill Global Fund, L.P. ("DHGF"), Diamond Hill High Yield Fund, L.P. ("DHHY") and Diamond Hill Valuation-Weighted 500, L.P. ("DH500") (collectively, the "Partnerships"), each a limited partnership whose underlying assets consist of marketable securities. During the second quarter of 2015, the Company converted DH500 to the Diamond Hill Valuation-Weighted 500 ETF by liquidating its investment in the partnership and purchasing into the Diamond Hill Valuation-Weighted 500 ETF (refer to Note 3).
DHCM, in its role as managing member of the General Partner, has the power to direct each Partnership’s economic activities and has the right to receive investment advisory and performance incentive fees that may be significant to the Partnerships. The Company evaluated these Partnerships to determine whether or not to consolidate the entities in accordance with Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") 810, Consolidation. Certain of these Partnerships are considered to be variable interest entities ("VIEs"), while others are considered to be voting rights entities ("VREs"), both of which are subject to consolidation consideration. The Company would consolidate VIEs where the Company is considered the primary beneficiary or VREs where the General Partner is considered to control the Partnership. For the Partnerships that were considered VIEs, the Company was not deemed to be the primary beneficiary. For the Partnerships that were considered VREs, it was determined that DHCM, in its role as managing member of the General Partner, did not control the Partnerships. Therefore, the investments are accounted for under the equity method rather than being consolidated in the accompanying financial statements.
DHCM’s investments in the Partnerships are reported as a component of the Company’s investment portfolio, valued at DHCM’s proportionate interest in the net asset value of the marketable securities held by the Partnerships. The Partnerships are not subject to lockup periods and can be redeemed on demand. Gains and losses attributable to changes in the value of DHCM’s interests in the Partnerships are included in the Company’s reported investment income. The Company’s exposure to loss as a result of its involvement with the Partnerships is limited to the amount of its investments. DHCM is not obligated to provide, and has not provided, financial or other support to the Partnerships, other than its investments to date and its contractually provided investment advisory responsibilities. The Company has not provided liquidity arrangements, guarantees or other commitments to support the Partnerships’ operations, and the Partnerships’ creditors and interest holders have no recourse to the general credit of the Company.
Certain board members, officers and employees of the Company invest in DHIP and DHHY and are not subject to a management fee or an incentive fee. These individuals receive no remuneration as a result of their personal investment in DHIP and DHHY. The capital of the General Partner is not subject to a management fee or an incentive fee.
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
Revenue Recognition – Variable Incentive Fees
The Company manages certain client accounts that provide for variable incentive fees. These fees are calculated based on client investment results over rolling five year periods. The Company records variable incentive fees at the end of the contract measurement period. No variable incentive fees were earned during the three and nine months ended September 30, 2015 or 2014. The table below shows AUM subject to variable incentive fees and the amount of variable incentive fees that would be recognized if the contracts were terminated as of September 30, 2015 or 2014:

	As of September 30,
	2015	2014
AUM subject to variable incentive fees	$524,380,560	$535,817,741

	As of September 30,
	2015	2014
Contractual Period Ends:
Quarter Ended June 30, 2017	$1,195,007	$2,571,390
Quarter Ended December 31, 2018	325,730	—
Quarter Ended September 30, 2019	341,699	3,334
Quarter Ended March 31, 2020	—	—
Total variable incentive fees that would be recognized if contract terminated	$1,862,436	$2,574,724

The contractual end dates highlight the time remaining until the variable incentive fees are scheduled to be earned. The amount of variable incentive fees that would be recognized if the contracts were terminated as of September 30, 2015 or 2014 will increase or decrease based on future client investment results through the contractual period end. There is no assurance that the above amounts will ultimately be earned.
Revenue Recognition – Mutual Fund Administration
DHCM has an administrative and transfer agency services agreement with the Funds under which DHCM performs certain services for each Fund. These services include mutual fund administration, fund accounting, transfer agency and other related functions. Effective January 1, 2015, for performing these services, each Fund pays DHCM a fee, which is calculated using an annual rate of 0.24% for Class A and C shares and 0.10% for Class Y shares, times the average daily net assets of each respective series and share class. Effective July 1, 2015, the annual rate for Class I shares is 0.21%% and prior to July 1, 2015, the annual rate was 0.24% for Class I shares. Prior to January 1, 2015, the annual rate was 0.25% for Class A, C, and I shares and 0.10% for Class Y shares.
The Funds have selected and contractually engaged certain vendors to fulfill various services to benefit the Funds’ shareholders or to satisfy regulatory requirements of the Funds. These services include, among others, required shareholder mailings, federal and state registrations, and legal and audit services. DHCM, in fulfilling a portion of its role under the administration agreement with the Funds, acts as agent to pay these obligations of the Funds. Each vendor is independently responsible for fulfillment of the services it has been engaged to provide and negotiates fees and terms with the management and board of trustees of the Funds. The fee that each Fund pays to DHCM is reviewed annually by the Funds’ board of trustees and specifically takes into account the contractual expenses that DHCM pays on behalf of the Funds. As a result, DHCM is not involved in the delivery or pricing of these services and bears no risk related to these services. Revenue has been recorded net of these Fund related expenses, in accordance with FASB ASC 605-45, Revenue Recognition – Principal Agent Considerations. In addition, DHCM finances the upfront commissions that are paid to brokers who sell Class C shares of the Funds. As financer, DHCM advances the commission amount to be paid to the selling broker at the time of sale. These advances are capitalized and amortized over 12 months to correspond with the repayments DHCM receives from the principal underwriter to recoup this commission advancement.
Beacon Hill has underwriting and administrative service agreements with certain clients, including registered mutual funds. The fee arrangements vary from client to client based upon services provided and are recorded as revenue under mutual fund administration on the Consolidated Statements of Income. Part of Beacon Hill’s role as underwriter is to act as an agent on behalf of its mutual fund clients to receive 12b-1/service fees and commission revenue and facilitate the payment of those fees and commissions to third parties who provide services to the funds and their shareholders. The majority of 12b-1/service fees are paid to independent third parties and the remainder are retained by the Company as reimbursement for expenses the Company has incurred. The amount of 12b-1/service fees and commissions are determined by each mutual fund client, and Beacon Hill bears no financial risk related to these services. As a result, 12b-1/service fees and commission revenue has been recorded net of the expense payments to third parties, in accordance with the appropriate accounting treatment for this agency relationship.

Mutual fund administration gross and net revenue are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Mutual fund administration:
Administration revenue, gross	$6,768,161	$6,074,294	$20,031,572	$16,682,792
12b-1/service fees and commission revenue received from fund clients	2,753,785	2,691,398	8,297,126	7,862,662
12b-1/service fees and commission expense payments to third parties	(2,372,516)	(2,315,084)	(7,164,887)	(6,814,493)
Fund related expense	(3,224,405)	(2,545,768)	(8,971,327)	(7,054,512)
Revenue, net of related expenses	3,925,025	3,904,840	12,192,484	10,676,449
DHCM C-Share financing:
Broker commission advance repayments	269,602	235,054	768,884	627,052
Broker commission amortization	(246,254)	(222,430)	(731,813)	(607,631)
Financing activity, net	23,348	12,624	37,071	19,421
Mutual fund administration revenue, net	$3,948,373	$3,917,464	$12,229,555	$10,695,870
Contractual Expense Reimbursements
BHIL has an agreement with an investment adviser that is part of an umbrella trust sponsored by BHFS to provide staff to support the wholesaling functions and sales support services to distribute shares of the registered investment companies managed by the investment adviser and distributed by BHIL. Under the agreement, the investment adviser is obligated to reimburse BHIL for all expenses incurred in association with these efforts. The amount of expense incurred and reimbursed for the three months ended September 30, 2015 and 2014 was $711,053 and $441,411, respectively. The amount of expense incurred and reimbursed for the nine months ended September 30, 2015 and 2014 was $1,925,557 and $1,238,765, respectively. In addition, the third party investment adviser is obligated to reimburse BHIL for any contractual obligations entered into by BHIL as a result of this arrangement. BHIL is not involved in the delivery or pricing of these services and bears no risk related to these services. Revenue has been recorded net of these expenses in accordance with FASB ASC 605-45, Revenue Recognition - Principal Agent Considerations.
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
The Company is subject to examination by various federal, and applicable state and local jurisdictions for various tax periods. The Company’s income tax positions are based on research and interpretations of the income tax laws and rulings in each of the jurisdictions in which the Company does business. Due to the subjectivity of interpretations of laws and rulings in each jurisdiction, the differences and interplay in tax laws between those jurisdictions, as well as the inherent uncertainty in estimating the final resolution of complex tax audit matters, the Company’s estimates of income tax liabilities may differ from actual payments or assessments. The Company regularly assesses its position with regard to tax exposures and records liabilities for these uncertain tax positions and related interest and penalties, if any, according to the principles of FASB ASC 740, Income Taxes. As of September 30, 2015, the Company has not recorded any liability for uncertain tax positions. The Company records interest and penalties, if any, within income tax expense on the income statement.

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
Recently Issued Accounting Standards
In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers", which supersedes existing accounting standards for revenue recognition and creates a single framework. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This standard also specifies the accounting for certain costs to obtain or fulfill a contract with a customer. This ASU will supersede much of the existing revenue recognition guidance in accounting principles generally accepted in the United States and is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period and requires either a retrospective or a modified retrospective approach to adoption. The Company is currently assessing the impact of this standard on its consolidated financial statements and related disclosures, as well as the available transition methods. Early application is permitted for the first interim period within annual reporting periods beginning after December 15, 2016.
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
In May 2015, the FASB issued ASU No. 2015-07, "Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)". This standard will eliminate the requirement to categorize investments in the fair value hierarchy if their fair value is measured at net asset value ("NAV") per share (or its equivalent) using the practical expedient in the FASB’s fair value measurement guidance. ASU 2015-07 is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and requires a retrospective approach to adoption. Early adoption is permitted. The Company is currently assessing the impact of this standard on its consolidated financial statements, as well as the available transition methods.
Note 3 Investment Portfolio
As of September 30, 2015, the Company held investments (excluding money market funds, which are included with cash and cash equivalents) worth $52.7 million with an estimated cost basis of $48.0 million. The following table summarizes the fair value of these investments as of September 30, 2015 and December 31, 2014:

	As of
	September 30, 2015	December 31, 2014
Seed Capital Investments:
Diamond Hill Research Opportunities Fund	$11,196,494	$13,143,281
Diamond Hill Mid Cap Fund	10,619,840	10,729,930
Diamond Hill Financial Long-Short Fund	951,064	1,222,892
Diamond Hill Valuation-Weighted 500 ETF(a)	9,033,120	—
Diamond Hill Valuation-Weighted 500, L.P.(a)	—	3,398,035
Diamond Hill High Yield Fund, L.P.	9,964,462	9,764,814
Diamond Hill Global Fund, L.P.	1,414,686	1,489,740
Total Seed Capital Investments	43,179,666	39,748,692
Deferred Compensation Investments	9,514,687	5,678,764
Total Investment Portfolio	$52,694,353	$45,427,456

(a) During the second quarter of 2015, the Company converted the Diamond Hill Valuation-Weighted 500, L.P. to the Diamond Hill Valuation-Weighted 500 ETF by liquidating its investment in the partnership and purchasing into the Diamond Hill Valuation-Weighted 500 ETF.

The deferred compensation investments above consist of Diamond Hill Funds and relate to deferred compensation liabilities from both deferred compensation plans (refer to Note 4) and other deferred compensation arrangements.
Note 4 Compensation Plans
Share-Based Payment Transactions
The Company issued restricted stock units and restricted stock awards (collectively, "Restricted Stock") under the 2014 Equity and Cash Incentive Plan ("2014 Plan"). Restricted stock units represent shares that may be issued in the future, whereas restricted stock awards represent shares issued and outstanding upon grant with vesting restrictions. The following table represents a roll-forward of outstanding Restricted Stock and related activity during the nine months ended September 30, 2015:

	Shares	Weighted-Average Grant Date Price per Share
Outstanding Restricted Stock as of December 31, 2014	335,768	$79.79
Grants issued	74,650	167.56
Grants vested	(77,462)	73.16
Grants forfeited	(3,500)	77.81
Total Outstanding Restricted Stock as of September 30, 2015	329,456	$105.92

As of September 30, 2015, there were 476,208 Common Shares available for awards under the 2014 Plan.
Total deferred compensation related to unvested Restricted Stock grants was $19.7 million as of September 30, 2015. Compensation expense related to the Restricted Stock grants is calculated based upon the fair market value of the Common Shares on grant date, adjusted for estimated forfeitures. Compensation expense recognition of deferred compensation over the remaining vesting periods, adjusted for estimated forfeitures, is as follows:

Three Months Remaining In
2015	2016	2017	2018	2019	Thereafter	Total
$1,884,289	$4,895,605	$4,367,334	$3,664,240	$2,759,522	$2,140,850	$19,711,840

Stock Grant Transactions
The following table represents stock issued as part of our incentive compensation program during the nine months ended September 30, 2015 and 2014:

	Shares Issued	Grant Date Value
September 30, 2015	27,192	$3,826,458
September 30, 2014	33,745	3,984,817
Deferred Compensation Plans
The Company offers two deferred compensation plans, the Diamond Hill Fixed Term Deferred Compensation Plan and the Diamond Hill Variable Term Deferred Compensation Plan (collectively the “Plans”), to its employees. Under the Plans, participants may elect to voluntarily defer, for a minimum of five years, certain incentive compensation, that the Company then contributes into the Plans. Each participant is responsible for designating investment options for assets they contribute, and the distribution paid to each participant reflects any gains or losses on the assets realized while in the Plans. Assets held in the Plans are included in the Company’s investment portfolio and the associated obligation to participants is included in deferred compensation liability. Assets held in the Plans are recorded at fair value. Deferred compensation liability was $9.5 million and $5.7 million as of September 30, 2015 and December 31, 2014, respectively.
Note 5 Operating Leases
The Company currently leases office space of approximately 42,400 square feet at two locations. The following table summarizes the total lease and operating expenses for the three and nine months ended September 30, 2015 and 2014:

	September 30, 2015	September 30, 2014
Three Months Ended	$234,475	$225,368
Nine Months Ended	$697,272	$678,405
The approximate future minimum lease payments under the operating leases are as follows:

Future Minimum Lease Payments
Three Months Remaining In
2015	2016	2017	2018	2019	Thereafter	Total
$174,000	$696,000	$696,000	$632,000	$596,000	$2,965,000	$5,759,000
In addition to the above lease payments, the Company is also responsible for normal operating expenses of the properties. Such operating expenses were approximately $0.3 million in 2014, on a combined basis, and are estimated to be approximately $0.4 million in 2015.

Note 6 Income Taxes
The Company has determined its interim tax provision projecting an estimated annual effective tax rate. For the three months ended September 30, 2015, the Company recorded income tax expense of $3.9 million, yielding an effective tax rate of 36.7%. The effective tax rate of 36.7% differed from the federal statutory tax rate of 35% due to additional income tax expense recorded in the state and city jurisdictions in which we do business. For the nine months ended September 30, 2015, the Company recorded income tax expense of $14.3 million, yielding an effective tax rate of 36.0%. The effective tax rate of 36.0% differed from the federal statutory tax rate of 35% due primarily to the recording of a $0.2 million tax benefit related to a charitable donation of appreciated securities previously held in our investment portfolio and the additional income tax expense recorded in the state and city jurisdictions in which we do business.
For the three and nine months ended September 30, 2014, the Company recorded income tax expense of $3.6 million and $11.0 million, respectively, yielding effective tax rates of 36.4% and 36.7%, respectively. The effective tax rates differed from the federal statutory tax rate of 35% due primarily to the additional income tax expense recorded in the state and city jurisdictions in which we do business.
The net temporary differences incurred to date will reverse in future periods as the Company generates taxable earnings. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets recorded. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2015 and December 31, 2014, no valuation allowance was deemed necessary.
The Company's income taxes payable has been reduced by the excess tax benefits from equity incentive plan awards. For Restricted Stock, the Company receives an excess income tax benefit calculated as the tax effect of the difference between the fair market value of the stock at the time of grant and vesting. The Company had net excess tax benefits from equity awards of $2.0 million and $0.4 million for the nine months ended September 30, 2015 and 2014, respectively, which were reflected as increases in equity.
FASB ASC 740, Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company did not record an accrual for tax related uncertainties or unrecognized tax positions as of September 30, 2015 and December 31, 2014.

Note 7 Earnings Per Share
The Company’s Common Shares outstanding consist of all shares issued and outstanding, including unvested restricted shares. Basic and diluted EPS are calculated under the two-class method. Pursuant to the two-class method, the Company’s unvested restricted stock grants with nonforfeitable rights to dividends are considered participating securities. Dividends are paid on all Common Shares outstanding at the same rate. Accordingly, the Company has evaluated the impact of earnings per share of all participating securities under the two-class method, noting no impact on earnings per share. Restricted stock awards with forfeitable rights to dividends and restricted stock units are considered dilutive. The following table sets forth the computation for basic and diluted EPS and reconciliation between basic and diluted shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$6,728,460	$6,350,580	$25,419,204	$19,028,213

Weighted average number of outstanding shares - Basic	3,297,337	3,205,904	3,268,037	3,190,171
Dilutive impact of restricted stock awards with forfeitable rights to dividends	74,154	69,646	74,267	66,613
Dilutive impact of restricted stock units	7,709	5,212	5,892	3,480
Weighted average number of outstanding shares - Diluted	3,379,200	3,280,762	3,348,196	3,260,264

Earnings per share
Basic	$2.04	$1.98	$7.78	$5.96
Diluted	$1.99	$1.94	$7.59	$5.84
Note 8 Commitments and Contingencies
The Company indemnifies its directors, officers and certain of its employees for certain liabilities that might arise from the performance of their duties to the Company. Additionally, in the normal course of business, the Company enters into agreements that contain a variety of representations and warranties and provide general indemnification. Certain agreements do not contain any limits on the Company’s liability and would involve future claims that may be made against the Company that have not yet occurred. Therefore, it is not possible to estimate the Company’s potential liability under these indemnities. Further, the Company maintains insurance policies that may provide coverage against certain claims under these indemnities.
Note 9 Subsequent Events

On October 28, 2015, the Company’s board of directors approved a special cash dividend of $5.00 per share payable December 14, 2015 to shareholders of record on December 4, 2015. This dividend will reduce shareholders' equity by approximately $17.0 million.

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
General
The Company derives its consolidated revenue and net income from investment advisory and fund administration services provided by its subsidiaries, DHCM and Beacon Hill. DHCM is a registered investment adviser under the Investment Advisers Act of 1940. DHCM sponsors, distributes, and provides investment advisory and related services to various U.S. and foreign clients through the Funds, institutional accounts, an exchange traded fund, and the Partnerships. Beacon Hill provides fund administration and statutory underwriting services to U.S. and foreign clients, including the Funds.
The Company’s primary objective is to fulfill our fiduciary duty to our clients. Our secondary objective is to grow the intrinsic value of the Company in order to achieve an adequate long-term return for shareholders.
Assets Under Management
Our revenue is derived primarily from investment advisory and administration fees. Investment advisory and administration fees paid to the Company are generally based on the value of the investment portfolios we manage and fluctuate with changes in the total value of our AUM. Substantially all of our AUM (98.1%) is valued based on readily available market quotations. AUM in the fixed income strategies (1.9%) is valued using evaluated prices from an independent third-party provider. Fees are recognized in the period that the Company manages these assets.
Revenues are highly dependent on both the value and composition of AUM. The following is a summary of our AUM by product and investment objective, and a roll-forward of the change in AUM for the three and nine months ended September 30, 2015 and 2014:

	Assets Under Management by Product
	As of September 30,
(in millions)	2015	2014	% Change
Proprietary funds	$10,819	$9,335	16%
Sub-advised funds	701	621	13%
Institutional accounts	4,394	4,518	(3)%
Total AUM	$15,914	$14,474	10%

	Assets Under Management by Investment Objective
	As of September 30,
(in millions)	2015	2014	% Change
Small Cap	$1,677	$1,491	12%
Small-Mid Cap	1,837	1,152	59%
Large Cap	7,056	7,173	(2)%
Select (All Cap)	601	411	46%
Long-Short	4,444	4,009	11%
Strategic Income	299	238	26%
Total AUM	$15,914	$14,474	10%

	Change in Assets Under Management
	For the Three Months Ended September 30,
(in millions)	2015	2014
AUM at beginning of the period	$16,734	$14,204
Net cash inflows (outflows)
proprietary funds	701	597
sub-advised funds	16	62
institutional accounts	(357)	(92)
	360	567
Net market appreciation (depreciation) and income	(1,180)	(297)
Increase (decrease) during the period	(820)	270
AUM at end of the period	$15,914	$14,474

	Change in Assets Under Management
	For the Nine Months Ended September 30,
(in millions)	2015	2014
AUM at beginning of the period	$15,656	$12,186
Net cash inflows (outflows)
proprietary funds	1,529	1,434
sub-advised funds	41	161
institutional accounts	(487)	145
	1,083	1,740
Net market appreciation (depreciation) and income	(825)	548
Increase during the period	258	2,288
AUM at end of the period	$15,914	$14,474

Consolidated Results of Operations
The following is a discussion of our consolidated results of operations.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except per share amounts and percentages)	2015	2014	% Change	2015	2014	% Change
Net operating income	$14,141	$10,984	29%	$41,457	$29,229	42%
Net operating income after tax(a)	$8,952	$6,991	28%	$26,513	$18,501	43%
Net income	$6,728	$6,351	6%	$25,419	$19,028	34%
Net operating income after tax per diluted share(a)	$2.65	$2.13	24%	$7.92	$5.68	39%
Net income per diluted share	$1.99	$1.94	3%	$7.59	$5.84	30%
Operating profit margin	45%	40%		45%	38%

(a)	Net operating income after tax is a non-GAAP performance measure. See the Use of Supplemental Data as Non-GAAP Performance Measure section within this report.
Three Months Ended September 30, 2015 compared with Three Months Ended September 30, 2014
The Company generated net income of $6.7 million ($1.99 per diluted share) for the three months ended September 30, 2015, compared with net income of $6.4 million ($1.94 per diluted share) for the three months ended September 30, 2014. Revenue increased $4.0 million period over period due to an increase in AUM, resulting in a $3.2 million increase in operating income. The revenue increase was partially offset by an increase in operating expenses of $0.8 million primarily related to increases in general and administrative expenses and sales and marketing expenses. The Company had $3.5 million in investment losses due to market depreciation for the three months ended September 30, 2015 compared to an investment loss of $1.0 million for the three months ended September 30, 2014. Income tax expense increased $0.3 million from the three months ended September 30, 2014 to the three months ended September 30, 2015 due to the overall increase in income before taxes.
Net operating income after tax, which excludes the impact of investment gains or losses, increased $2.0 million, or 28%, from the three months ended September 30, 2014 to the three months ended September 30, 2015 consistent with the increase in net operating income.
Operating profit margin increased to 45% for the three months ended September 30, 2015 from 40% for the three months ended September 30, 2014. We expect that our operating margin will fluctuate from period to period based on various factors, including revenues; investment results; employee performance; staffing levels; development of investment strategies, products, or channels; and industry comparisons.

Revenue

	Three Months Ended September 30,
(in thousands)	2015	2014	% Change
Investment advisory	$27,476	$23,541	17%
Mutual fund administration, net	3,948	3,917	1%
Total	$31,424	$27,458	14%
As a percent of total revenues for the third quarter of 2015 and 2014, investment advisory fees accounted for 87% and 86%, respectively, and mutual fund administration fees made up the remaining 13% and 14%, respectively.
Investment Advisory Fees. Investment advisory fees increased $3.9 million, or 17%, from the three months ended September 30, 2014 to the three months ended September 30, 2015. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates that vary by investment product. The increase in investment advisory fees was driven by an increase of 15% in average AUM quarter over quarter. The average advisory fee rate remained consistent quarter over quarter at 0.66%. Effective June 12, 2015, the Diamond Hill Long-Short Fund, which has a 0.90% advisory fee, was closed to new investors. As a result, the Company expects the recent growth in AUM in the Fund to decline, which could negatively impact the average advisory fee rate.
Mutual Fund Administration Fees. Mutual fund administration fees remained consistent quarter over quarter. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of average Funds' AUM, and all Beacon Hill fee revenue. Despite a 20% increase in average Funds' AUM from $9.1 billion for the three months ended September 30, 2014 to $10.9 billion for the three months ended September 30, 2015, the mutual fund administration fees remained flat due to a decrease of three basis points in the net administration fee rate from 0.14% for the three months ended September 30, 2014 to 0.11% for the three months ended September 30, 2015. This decrease in the net administration fee rate was due to a reduction in the Funds' administration fee rate by one basis point, which was effective January 1, 2015 for assets held in class A, C, and I shares for all Diamond Hill Funds and the further reduction in the administration fee rate charged on assets held in class I shares from 0.24% to 0.21% effective July 1, 2015. As of September 30, 2015, assets held in class I shares for the Diamond Hill Funds totaled $6.4 billion.

Expenses

	Three Months Ended September 30,
(in thousands)	2015	2014	% Change
Compensation and related costs	$12,941	$13,370	(3)%
General and administrative	2,389	1,802	33%
Sales and marketing	1,108	565	96%
Mutual fund administration	845	738	14%
Total	$17,283	$16,475	5%
Compensation and Related Costs. Employee compensation and benefits decreased by $0.4 million, or (3)%, from the three months ended September 30, 2014 compared to the three months ended September 30, 2015, due to a decrease of $0.8 million in accrued incentive compensation during the third quarter of 2015 and a reduction in deferred compensation expense of $0.7 million, which was partially offset by an increase of $1.1 million salaries and related benefits due to merit increases and increases in staffing levels. Incentive compensation expense can fluctuate significantly period over period as we evaluate incentive compensation by reviewing investment results in client portfolios, individual performance, Company performance, and other factors.
General and Administrative. General and administrative expenses increased by $0.6 million, or 33%, from the three months ended September 30, 2014 to the three months ended September 30, 2015. This increase is primarily due to additional research expenses of $0.1 million to support our investment team, an increase in information technology expenses of $0.2 million, an increase in depreciation expense of $0.1 million due to the expansion of our office space and an increase in charitable donations of $0.2 million.
Sales and Marketing. Sales and marketing expenses increased by $0.5 million, or 96%, from the three months ended September 30, 2014 to the three months ended September 30, 2015. The increase was primarily due to additional payments made to third party intermediaries of $0.4 million related to the sale of our proprietary funds and increased business development expenses of $0.1 million.
Mutual Fund Administration. Mutual fund administration expenses increased by $0.1 million, or 14%, from the three months ended September 30, 2014 to the three months ended September 30, 2015. Mutual fund administration expenses consist of both variable and fixed expenses. The variable expenses are based on Fund AUM and the number of shareholder accounts.

Nine Months Ended September 30, 2015 compared with Nine Months Ended September 30, 2014
The Company generated net income of $25.4 million ($7.59 per diluted share) for the nine months ended September 30, 2015, compared with net income of $19.0 million ($5.84 per diluted share) for the nine months ended September 30, 2014. Revenue increased $16.0 million period over period due to an increase in AUM, resulting in a $12.2 million increased in operating income. The revenue increase was partially offset by an increase in operating expenses of $3.8 million related to higher compensation due to merit increases and increases in staffing and increases in general and administrative expenses and sales and marketing expenses. The Company had $1.7 million in investment losses due to market depreciation for the nine months ended September 30, 2015 compared to an investment gain of $0.8 million for the nine months ended September 30, 2014. Income tax expense increased $3.3 million from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 due to the overall increase in income before taxes.
Net operating income after tax, which excludes the impact of investment gains or losses, increased $8.0 million, or 43%, from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 consistent with the increase in net operating income.
Operating profit margin increased to 45% for the nine months ended September 30, 2015 from 38% for the nine months ended September 30, 2014. We expect that our operating margin will fluctuate from period to period based on various factors, including revenues; investment results; employee performance; staffing levels; development of investment strategies, products, or channels; and industry comparisons.

Revenue

	Nine Months Ended September 30,
(in thousands)	2015	2014	% Change
Investment advisory	$79,895	$65,392	22%
Mutual fund administration, net	12,230	10,696	14%
Total	$92,125	$76,088	21%
As a percent of total revenues for the nine months ended September 30, 2015 and 2014, investment advisory fees accounted for 87% and 86%, respectively, and mutual fund administration fees made up the remaining 13% and 14%, respectively.
Investment Advisory Fees. Investment advisory fees increased $14.5 million, or 22%, from the nine months ended September 30, 2014 to the nine months ended September 30, 2015. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates which vary by investment product. The increase in investment advisory fees was driven by an increase of 21% in average AUM period over period and an increase of one basis point in the average advisory fee rate from 0.65% for the nine months ended September 30, 2014 to 0.66% for the nine months ended September 30, 2015. Effective June 12, 2015, the Diamond Hill Long-Short Fund, which has a 0.90% advisory fee, was closed to new investors. As a result, the Company expects the recent growth in AUM in the Fund to decline, which could negatively impact the average advisory fee rate.
Mutual Fund Administration Fees. Mutual fund administration fees increased $1.5 million, or 14%, from the nine months ended September 30, 2014 to the nine months ended September 30, 2015. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of average Funds' AUM, and all Beacon Hill fee revenue. The increase in mutual fund administration fees is due to a 25% increase in average Funds' AUM from $8.4 billion for the nine months ended September 30, 2014 to $10.4 billion for the nine months ended September 30, 2015. The increase was partially offset by a decrease of 2 basis points in the net administration fee rate from 0.14% for the nine months ended September 30, 2014 to 0.12% for the nine months ended September 30, 2015. The decrease in the net administration fee rate was due to a reduction in the Funds' administration fee rate by one basis point effective January 1, 2015 for assets held in class A, C, and I shares for all Diamond Hill Funds and the further reduction in the administration fee rate charged on assets held in class I shares from 0.24% to 0.21% effective July 1, 2015. As of September 30, 2015, assets held in class I shares for the Diamond Hill Funds totaled $6.4 billion.

Expenses

	Nine Months Ended September 30,
(in thousands)	2015	2014	% Change
Compensation and related costs	$38,393	$37,968	1%
General and administrative	6,966	5,099	37%
Sales and marketing	2,878	1,648	75%
Mutual fund administration	2,430	2,144	13%
Total	$50,667	$46,859	8%
Compensation and Related Costs. Employee compensation and benefits increased by $0.4 million, or 1%, from the nine months ended September 30, 2014 compared to the nine months ended September 30, 2015, due to an increase of $1.9 million in salaries and related benefits due to merit increases and increases in staffing levels, partially offset by a decrease of $1.5 million in accrued incentive compensation. Incentive compensation expense can fluctuate significantly period over period as we evaluate incentive compensation by reviewing investment results in client portfolios, individual performance, company performance, and other factors.
General and Administrative. General and administrative expenses increased by $1.9 million, or 37%, from the nine months ended September 30, 2014 to the nine months ended September 30, 2015. This increase is due to additional research expenses to support our investment team of $0.3 million, an increase in information technology expenses of $0.6 million, an increase in depreciation expense of $0.2 million due to the expansion of our office space, an increase in insurance expense of $0.1 million due to increased insurance premiums, an increase in general office expenses of $0.1 million and an increase in charitable donations of $0.6 million.
Sales and Marketing. Sales and marketing expenses increased by $1.2 million, or 75%, from the nine months ended September 30, 2014 to the nine months ended September 30, 2015. The increase was primarily due to additional payments made to third party intermediaries of $1.0 million related to the sale of our proprietary funds and increased business development expenses of $0.2 million.
Mutual Fund Administration. Mutual fund administration expenses increased by $0.3 million, or 13%, from the nine months ended September 30, 2014 to the nine months ended September 30, 2015. Mutual fund administration expenses consist of both variable and fixed expenses. The variable expenses are based on Fund AUM and the number of shareholder accounts.

Liquidity and Capital Resources
Sources of Liquidity
The Company’s main source of liquidity is cash flow from operating activities, which is generated from investment advisory and fund administration fees. Our investment portfolio is primarily in readily marketable securities, which provide for cash liquidity, if needed. Investments in mutual funds are valued at their quoted current net asset value. Investments in private investment funds are valued independently using NAV as a practical expedient. Equity securities in private investment funds are based on readily available market quotations. Debt securities in private investment funds are valued using pricing techniques which take into account factors such as trading activity, readily available market quotations, yield, quality, coupon rate, maturity, type of issue, trading characteristics, call features, credit rates and other observable inputs. Inflation is expected to have no material impact on our performance. Cash and cash equivalents, accounts receivable, and investments represented approximately 88% and 91% of total assets as of September 30, 2015 and December 31, 2014, respectively. We believe these sources of liquidity, as well as our continuing cash flows from operating activities, will be sufficient to meet our current and future operating needs for at least the next 12 months.
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
Working Capital
As of September 30, 2015, the Company had working capital of approximately $97.3 million, compared to $66.2 million at December 31, 2014. Working capital includes cash, securities owned, prepaid expenses and current receivables, net of all liabilities. The Company has no debt and we believe our available working capital is sufficient to cover current expenses and anticipated capital expenditures.
Cash Flow Analysis
Cash Flows from Operating Activities
The Company’s cash flows from operating activities are calculated by adjusting net income to reflect other significant operating sources and uses of cash, certain significant non-cash items such as share-based compensation, and timing differences in the cash settlement of operating assets and liabilities.
For the nine months ended September 30, 2015, net cash provided by operating activities totaled $35.8 million. For the nine months ended September 30, 2014, net cash provided by operating activities totaled $25.4 million. The changes in net cash provided by operating activities generally reflects net income plus the effect of non-cash items and the timing differences in the cash settlement of assets and liabilities.
Cash Flows from Investing Activities
The Company’s cash flows from investing activities consist primarily of capital expenditures and purchases and redemptions in our investment portfolio.
Cash flows used in investing activities totaled $11.7 million for the nine months ended September 30, 2015. The Company purchased $17.3 million of corporate investments inclusive of $4.3 million of purchases into our deferred compensation plans during the period. This cash outflow was partially offset by redemptions of corporate investments of $6.8 million. The Company also purchased $1.2 million of property and equipment related to our office space expansion.
Cash flows used in investing activities totaled $16.0 million for the nine months ended September 30, 2014, primarily related to purchases into the Company's corporate investments.
Cash Flows from Financing Activities
The Company’s cash flows from financing activities may consist of the payment of special dividends, the repurchase of common shares, and the value of shares withheld related to employee tax withholding.
For the nine months ended September 30, 2015, net cash used in financing activities totaled $1.8 million, consisting of the value of shares withheld related to employee tax withholding, partially offset by excess income tax benefit from stock-based compensation.
For the nine months ended September 30, 2014, net cash used in financing activities totaled $0.1 million, consisting of the value of shares withheld related to employee tax withholding, partially offset by excess income tax benefit from stock-based compensation.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except per share data)	2015	2014	% Change	2015	2014	% Change
Net operating income, GAAP basis	$14,141	$10,984	29%	$41,457	$29,229	42%
Non-GAAP adjustments:
Tax provision excluding impact of investment income (loss)	(5,189)	(3,993)	30%	(14,944)	(10,728)	39%
Net operating income after tax, non-GAAP basis	$8,952	$6,991	28%	$26,513	$18,501	43%
Net operating income after tax per diluted share, non-GAAP basis	$2.65	$2.13	24%	$7.92	$5.68	39%
Diluted weighted average shares outstanding, GAAP basis	3,379	3,281		3,348	3,260
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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
During the quarter ended September 30, 2015, the Company did not purchase any of its Common Shares and did not sell any Common Shares that were not registered under the Securities Act of 1933. The following table sets forth information regarding the Company’s repurchase program of its Common Shares during the third quarter of fiscal year 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2015 through July 31, 2015	—	—	—	318,433
August 1, 2015 through August 31, 2015	—	—	—	318,433
September 1, 2015 through September 30, 2015	—	—	—	318,433

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
DIAMOND HILL INVESTMENT GROUP, INC.

Date	Title	Signature

October 28, 2015	Chairman and Chief Executive Officer	/s/ R. H. Dillon
R. H. Dillon

October 28, 2015	Chief Financial Officer	/s/ Thomas E. Line
Thomas E. Line