Form 10-K
period 2015-12-31
DIAMOND HILL INVESTMENT GROUP INC
filed 2016-02-25
CIK 909108

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
Commission file number 000-24498

DIAMOND HILL INVESTMENT GROUP, INC.

(Exact name of registrant as specified in its charter)

Ohio	65-0190407
(State of incorporation)	(I.R.S. Employer Identification No.)

325 John H. McConnell Blvd., Suite 200, Columbus, Ohio 43215	43215
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (614) 255-3333
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Aggregate market value of the registrant’s common shares (the only common equity of the registrant) held by non-affiliates of the registrant, based on the closing price of $199.66 on June 30, 2015 on the NASDAQ Global Select Market was $593,336,011. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that the registrant’s executive officers and directors are affiliates.
The number of issuer's common shares outstanding, as of February 25, 2016, was 3,398,695 shares.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for the 2016 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this report.

Diamond Hill Investment Group, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2015

PART I

Item 1.	Business
Forward-Looking Statements
Throughout this Annual Report on Form 10-K, Diamond Hill Investment Group, Inc. (the "Company," "we," "us" and "our") may make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to such matters as anticipated operating results, prospects and levels of assets under management, technological developments, economic trends (including interest rates and market volatility), expected transactions and similar matters. The words “believe,” “expect,” “anticipate,” “estimate,” “should,” “hope,” “seek,” “plan,” “intend” and similar expressions identify forward-looking statements that speak only as of the date thereof. While we believe that the assumptions underlying our forward-looking statements are reasonable, investors are cautioned that any of the assumptions could prove to be inaccurate and, accordingly, our actual results and experiences could differ materially from the anticipated results or other expectations expressed in our forward-looking statements. Factors that could cause such actual results or experiences to differ from results discussed in the forward-looking statements include, but are not limited to: the adverse effect from a decline in the securities markets; a decline in the performance of our products; changes in interest rates; changes in national and local economic and political conditions, the continuing economic uncertainty in various parts of the world; changes in government policy and regulation, including monetary policy; changes in our ability to attract or retain key employees; unforeseen costs and other effects related to legal proceedings or investigations of governmental and self-regulatory organizations; and other risks identified from time-to-time in other public documents on file with the U. S. Securities and Exchange Commission (“SEC”), including those discussed below in Item 1A. Throughout this Annual Report on Form 10-K, when we use the terms the “Company,” “management,” “we,” “us,” and “our,” we mean Diamond Hill Investment Group, Inc. and its subsidiaries.
Overview
The Company, an Ohio corporation organized in April 1990, derives its consolidated revenue and net income from investment advisory and fund administration services provided by its subsidiaries Diamond Hill Capital Management, Inc. (“DHCM”), Beacon Hill Fund Services, Inc. (“BHFS”), and BHIL Distributors, Inc. (“BHIL”). BHFS and BHIL collectively operate as "Beacon Hill". DHCM is a registered investment adviser under the Investment Advisers Act of 1940. DHCM sponsors, distributes, and provides investment advisory and related services to U.S. and foreign clients through Diamond Hill Funds (the "Funds"), institutional accounts, an exchange traded fund, and private investment funds (generally known as “hedge funds”). Beacon Hill provides fund administration and statutory underwriting services to U.S. and foreign clients, including the Funds.
The Company’s primary objective is to fulfill our fiduciary duty to our clients. Our secondary objective is to grow the intrinsic value of the Company in order to achieve an adequate long-term return for our shareholders.
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
Our discipline is to purchase (short) securities at a sufficient discount (premium) to our estimate of intrinsic value.  We estimate the intrinsic value of the company independent of the current stock market price then compare our estimate to the price to determine if an opportunity exists.  When we successfully identify securities trading below (above) our estimate of intrinsic value, it increases the potential reward and serves as the most effective risk control.

•	Possess a long-term investment temperament.
In the short term, emotion as much as economic fundamentals drives market prices.  Over time, the economic performance of the company and the price paid, versus the market, will determine investment return.

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
Only securities selling at a discount (premium) to intrinsic value will be purchased (sold short). A portfolio manager assigns the highest weights to the highest conviction names. Within certain diversification constraints, a portfolio manager is willing to take outsized positions in the highest conviction ideas and we will often have no exposure to industries without attractive intrinsic value opportunities. A stock will be sold (or covered) if its price reaches DHCM’s estimate of intrinsic value, if fundamentals deteriorate, if a more attractive opportunity is identified, or if the holding reaches a specified limit as a percent of the portfolio.
DHCM believes that many investors’ short-term focus hinders their long-term results, which creates market inefficiencies and, therefore, opportunities. In addition, not all investors are valuation sensitive. We believe that we can exploit these market anomalies/inefficiencies by possessing a long-term investment temperament and practicing a consistent and repeatable business appraisal approach to investing. Furthermore, DHCM believes that investing in securities whose market prices are significantly below its estimate of intrinsic value (or selling short securities whose market prices are above its estimate of intrinsic value) is a reliable method to achieve above average relative returns, as well as mitigate risk.
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
Investment Strategies
The Company offers several traditional and alternative investment strategies, which are all based on the same intrinsic value philosophy. As of December 31, 2015, we offered the following representative investment strategies to our clients:

1.	Small Cap - Pursues long-term capital appreciation by investment in a portfolio of small-capitalization U.S. equity securities.

2.	Small-Mid Cap - Pursues long-term capital appreciation by investing in a portfolio of small- and mid-capitalization U.S. equity securities.

3.	Mid Cap - Pursues long-term capital appreciation by investing in a portfolio of mid-capitalization U.S. equity securities

4.	Large Cap - Pursues long-term capital appreciation by investing in a portfolio of large-capitalization U.S. equity securities.

5.	Select - Pursues long-term capital appreciation by investing in a concentrated portfolio of U.S. companies across a broad range of market capitalizations.

6.	Long-Short - Pursues long-term capital appreciation by both investing long and selling short U.S. companies across a broad range of market capitalizations.

7.
Research Opportunities - Pursues long-term capital appreciation by both investing long and selling short U.S. companies across a broad range of market capitalizations, as well as by investing up to 20% in international equities and up to 20% in fixed income investments.

8.	Financial Long-Short - Pursues long-term capital appreciation by both investing long and selling short U.S. financial services companies across a broad range of market capitalizations.

9.
Valuation-Weighted 500 - Pursues long-term capital appreciation by investing in large-capitalization U.S. equity securities that seek to track the price and total return of the Diamond Hill Valuation-Weighted 500 Index.

10.	Strategic Income - Pursues high current income, preservation of capital, and total return by investing in corporate bonds across the credit spectrum.

11.	High Yield - Pursues high current income with the opportunity for capital appreciation by investing in corporate bonds with a credit characteristics that are below investment grade.
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

In 2015, the Russell 1000 Index posted a total return, including dividends, of 0.92%, while the broader Russell 3000 Index posted a 0.48% total return. Small cap stocks fared worse than large cap stocks, with the Russell 2000 Index posting a total return of -4.41%. Absolute returns for our equity strategies were primarily negative in 2015, while returns relative to benchmarks were mixed. Across most of our equity strategies, holdings in the energy and industrials sectors were the primary detractors from return in 2015, reflecting concerns about the slowdown in China’s economic growth as well as exposure to commodity price declines. Nonetheless, as of December 31, 2015, the since-inception returns for all but one of our strategies with at least a five-year track record exceeded their respective benchmark returns. The only exception was our Research Opportunities Fund. As always, we remain focused on five-year periods to evaluate our results, as we believe five years is the shortest time period for statistical significance.

The performance of active strategies relative to a passive benchmark tends to be cyclical. These cycles are created because price momentum can persist in the short-term but reverts in the long-term. Market returns are often driven by investor emotions and unpredictable market psychology in the short-term, which has been extended in recent years by unprecedented monetary stimulus; an extended bull market characterized by lower volatility, lower dispersion, and higher correlations; less focus on individual, bottom-up company fundamentals; and self-reinforcing passive flows. While market conditions over the past five years have made it difficult for many active managers to outperform passive alternatives, we expect the cycle will turn in favor of active management, and we are beginning to see signs of a turning point. Dispersion between individual stock returns is increasing, and in December 2015 the Federal Reserve increased its Fed Funds target rate for the first time since 2006. We continue to believe that our intrinsic value-focused approach will outperform over a full market cycle, supported by our intrinsic value-based investment philosophy, long-term perspective, disciplined approach, and alignment with our clients’ interests. The following is a summary of the investment returns for each of our representative strategies as of December 31, 2015, relative to its respective passive benchmark.

		As of December 31, 2015
	Inception	1 Year	3 Year	5 Year	10 Year	Since Inception
Diamond Hill Small Cap Fund	12/29/2000	(3.47)%	12.34%	8.36%	6.29%	10.80%
Russell 2000		(4.41)%	11.65%	9.19%	6.80%	7.27%
Diamond Hill Small-Mid Cap Fund	12/30/2005	1.32%	15.50%	11.38%	8.71%	8.71%
Russell 2500		(2.90)%	12.46%	10.32%	7.56%	7.56%
Diamond Hill Mid Cap Fund	12/31/2013	0.74%	N/A	N/A	N/A	4.27%
Russell Midcap		(2.44)%	N/A	N/A	N/A	5.10%
Diamond Hill Large Cap Fund	6/29/2001	(0.85)%	14.47%	11.62%	7.24%	7.85%
Russell 1000		0.92%	15.01%	12.44%	7.40%	5.97%
Diamond Hill Select Fund	12/30/2005	(1.14)%	16.77%	11.66%	7.68%	7.68%
Russell 3000		0.48%	14.74%	12.18%	7.35%	7.35%
Diamond Hill Long-Short Fund	6/30/2000	(1.40)%	9.32%	7.98%	4.94%	6.76%
60% Russell 1000 / 40% BofA ML US 0-3 Month T-Bill		0.75%	8.93%	7.50%	5.17%	3.64%
Diamond Hill Research Opportunities Fund	3/31/2009	(5.00)%	10.58%	9.06%	N/A	14.05%
Russell 3000		0.48%	14.74%	12.18%	N/A	17.61%
Diamond Hill Financial Long-Short Fund	8/1/1997	(4.40)%	12.49%	9.42%	2.13%	6.98%
Russell 3000 Financials		0.68%	15.58%	11.48%	1.53%	4.81%
Diamond Hill Strategic Income Fund	9/30/2002	1.49%	3.05%	4.87%	5.66%	6.88%
BofA ML US Corporate & High Yield		(1.37)%	1.75%	4.61%	5.58%	6.10%
________________________

-	Fund returns are Class I shares net of fees
-	Index returns do not reflect any fees
Assets Under Management
The following tables show AUM by product and investment objective as well as net client cash flows for the past five years ended December 31, 2015:

	Assets Under Management by Product As of December 31,
(in millions)	2015	2014	2013	2012	2011
Proprietary funds	$11,505	$9,863	$7,600	$5,251	$4,405
Sub-advised funds	665	665	444	947	972
Institutional accounts	4,671	5,128	4,142	3,231	3,294
Total AUM	$16,841	$15,656	$12,186	$9,429	$8,671

	Assets Under Management by Investment Objective As of December 31,
(in millions)	2015	2014	2013	2012	2011
Small Cap	$1,703	$1,575	$1,402	$939	$932
Small-Mid Cap	2,088	1,295	780	364	277
Large Cap	7,547	7,926	6,254	5,211	4,885
Select (All Cap)	545	432	327	258	321
Long-Short	4,597	4,179	3,213	2,455	2,082
Strategic Income	361	249	210	202	174
Total AUM	$16,841	$15,656	$12,186	$9,429	$8,671

	Change in Assets Under Management For the Year Ended December 31,
(in millions)	2015	2014	2013	2012	2011
AUM at beginning of the year	$15,656	$12,186	$9,429	$8,671	$8,623
Net cash inflows (outflows)
proprietary funds	1,916	1,618	713	429	56
sub-advised funds	(6)	166	(758)	(149)	21
institutional accounts	(443)	478	(263)	(499)	(74)
	1,467	2,262	(308)	(219)	3
Net market appreciation (depreciation) and income	(282)	1,208	3,065	977	45
Increase during the year	1,185	3,470	2,757	758	48
AUM at end of the year	$16,841	$15,656	$12,186	$9,429	$8,671
Capacity
The Company’s primary goal is to fulfill our fiduciary duty to clients. We understand that our ability to retain and grow assets as a firm has been, and will be, driven primarily by delivering attractive long-term investment results to our clients. When we have determined that the size of any of our strategies hinders our ability to add value over a passive alternative, we have closed those strategies to new clients and we will continue to do so, which will impact our ability to grow AUM. We have prioritized, and will continue to prioritize, investment results over asset accumulation. The Small Cap strategy was closed to new investors as of December 31, 2015 and the Long-Short strategy was closed to new investors as of June 12, 2015. We estimate our AUM capacity to be approximately $30-$40 billion, with AUM of $16.8 billion as of December 31, 2015.
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

AUM by Channel
Below is a summary of our AUM by distribution channel for the past five years ended December 31, 2015:

	AUM by Distribution Channel As of December 31,
(in millions)	2015	2014	2013	2012	2011
Proprietary funds:
Registered investment advisers	$2,723	$2,363	$1,678	$1,258	$1,049
Independent broker/dealers	2,329	1,862	1,400	917	665
Wirehouse broker/dealers	1,963	1,760	1,261	758	674
Banks	2,735	2,176	1,668	1,407	927
Defined contribution	1,218	1,232	1,226	739	737
Other	537	470	367	172	353
Total proprietary funds	11,505	9,863	7,600	5,251	4,405
Sub-advised funds	665	665	444	947	972
Institutional accounts:
Institutional consultant	2,370	2,681	1,965	1,857	1,836
Financial intermediary	1,474	1,573	1,488	1,164	1,237
Direct	827	874	689	210	221
Total institutional accounts	4,671	5,128	4,142	3,231	3,294
Total AUM	$16,841	$15,656	$12,186	$9,429	$8,671
Growth Strategy
The Company’s growth strategy will remain focused on achieving excellent investment results in all our strategies and providing the highest level of client service. We will continue to focus on the development of distribution channels to enable us to offer our various investment strategies to a broad array of clients. We seek to continue to grow our AUM through our proprietary funds and institutional accounts. We have a targeted strategic business plan to further penetrate our existing distribution channels. Our business development efforts are focused on expanding the institutional consultant channel and plan sponsor network on the separate account side, as well as our intermediary network on the fund side.
Fund Administration Activities
Fund Administration Services
The Company provides fund administration services to the Funds and other third party mutual fund companies and investment advisers. Fund administration services are broadly defined as portfolio and regulatory compliance, treasury and financial oversight, statutory underwriting, oversight of back-office service providers such as the custodian, fund accountant, and transfer agent, and general business management and governance of the mutual fund complex. These services are offered on a stand-alone basis, as well as through a series or "umbrella" trust whereby individual investment advisers can establish a mutual fund under a fund complex sponsored by the Company.
Fund Administration Fees
The Company earns revenue from performing the various fund administration activities described above under individual client agreements. The fees earned depend on the type of service, fund size, and/or servicing requirements. Certain client agreements have a fixed fee arrangement while others have a fee derived as a percentage of assets under administration.
Competition
Competition in the area of investment management and fund administration is intense, and our competitors include investment management firms, broker-dealers, banks and insurance companies, some of whom offer various investment alternatives, including passive index strategies. Many competitors are better known than the Company, offer a broader range of investment products and have more offices, employees and business development representatives. We compete primarily on the basis of philosophy, performance and client service.

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
DHCM is registered with the SEC under the Investment Advisers Act of 1940 (the “Advisers Act”) and operates in a highly regulated environment. The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, recordkeeping requirements, operational requirements and disclosure obligations. All Diamond Hill Funds are registered with the SEC under the Investment Company Act of 1940 and are required to make notice filings with all states where the Funds are offered for sale. BHIL is registered with the SEC as a broker/dealer and is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). Virtually all aspects of our investment advisory and fund administration business are subject to various federal and state laws and regulations.

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
Contractual Relationships with the Diamond Hill Funds
The Company is very dependent on our contractual relationships with the Funds. In the event our advisory or administration agreements with the Funds are terminated, not renewed, or amended to reduce fees, we would be materially and adversely affected. We generated approximately 75%, 73% and 71% of our 2015, 2014 and 2013 revenues, respectively, from our advisory and administrative contracts with the Funds. We consider our relationship with the Funds and their board of trustees to be good, and have no reason to believe that these advisory or administration contracts will not be renewed in the future; however, there is no assurance that the Funds will choose to continue their relationships with the Company. Please see Item 1A for risk factors regarding this relationship.
Employees
As of December 31, 2015, the Company and its subsidiaries employed 126 full-time equivalent employees. As of December 31, 2014, the comparable number was 107. We believe that our relationship with our employees is good. Our employee count has been growing over the past several years and we expect that general trend to continue.

SEC Filings
The Company maintains an Internet website at www.diamond-hill.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, XBRL instance documents, Current Reports on Form 8-K and amendments to those reports that we file or furnish pursuant to Section 13(a) or 15(d) of the Exchange Act, are made available free of charge, on or through our website, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The contents of our website are not incorporated into, or otherwise made a part of, this Annual Report on Form 10-K. Our filings with the Commission may be read and copied at the Commission's Public Reference Room at 100F Street, NE, Washington, DC 20549. These filings are also available on the Commission's web-site at http://www.sec.gov free of charge.

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
If we fail to deliver acceptable investment results for our clients, both in the short and long term, we will likely experience diminished investor interest and potentially a diminished level of AUM. Adverse opinions of the funds we administer or advise published by third parties, including rating agencies and industry analysts, could also decrease our AUM and our revenues.
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
Our success depends on highly skilled personnel, including portfolio managers, research analysts, and management, many of whom have specialized expertise and extensive experience in the investment management industry. Financial services professionals are in high demand, and we face significant competition for qualified employees. With the exception of R. H. Dillon, our Chairman and a portfolio manager, our employees do not have employment contracts and generally can terminate their employment at any time. The Company cannot assure that we will be able to retain or replace key personnel. In order to retain or replace our key personnel, we may be required to increase compensation, which would decrease net income. The loss of key personnel could damage our reputation and make it more difficult to retain and attract new employees and clients. A loss of client assets resulting from the departure of key personnel may materially decrease our revenues and net income.
The Company's AUM, which impacts revenue, is subject to significant fluctuations.
A large majority of our revenue is calculated as a percentage of AUM or is related to the general performance of the equity securities market. A decline in securities prices or in the sale of investment products, or an increase in fund redemptions, generally would reduce fee income. Financial market declines would generally negatively impact the level of our AUM and consequently our revenue and net income. A recession or other economic or political events, both in the United States as well as globally, could also adversely impact our revenue, if such events led to a decreased demand for products, a higher redemption rate, or a decline in securities prices.
The Company's investment results and/or the growth in our AUM may be constrained if appropriate investment opportunities are not available or if we close certain of our portfolios.
The Company’s ability to deliver strong investment results depends in large part on our ability to identify appropriate investment opportunities in which to invest client assets. If we are unable to identify sufficient investment opportunities for existing and new client assets on a timely basis, our investment results could be adversely affected. The risk that appropriate investment opportunities may be unavailable is influenced by a number of factors, including general market conditions, and is likely to increase if our AUM increases rapidly. In addition, if we determine that sufficient investment opportunities are not available for a portfolio strategy, or we believe that in order to continue to produce attractive returns from a portfolio, we will consider closing the portfolio to new investors. The Small Cap strategy was closed to new investors as of December 31, 2015 and the Long-Short strategy was closed to new investors as of June 12, 2015. If we misjudge the point at which it would be optimal to close a portfolio, the investment results of the portfolio could be negatively impacted.
The Company is subject to substantial competition in all aspects of our business.
Our investment products compete against a number of investment products and services from:

•	asset management firms;

•	mutual fund companies;

•	commercial banks and thrift institutions;

•	insurance companies;

•	exchange traded funds;

•	hedge funds; and

•	brokerage and investment banking firms.
Many of our competitors have substantially greater resources than the Company and may operate in more markets or offer a broader range of products, including passively managed or “index” products. Some of these institutions operate in a different regulatory environment, which may give them certain competitive advantages in the investment products and portfolio structures that they offer. We compete with other providers of investment services primarily based upon our philosophy, performance and client service. Some institutions have a broad array of products and distribution channels that make it more difficult for us to compete with them. If current or potential customers decide to use one of our competitors, we could face a significant decline in market share, AUM, revenues, and net income. If we are required to lower our fees in order to remain competitive, our net income could be significantly reduced because some of our expenses are fixed, especially over shorter periods of time, and our expenses may not decrease in proportion to the decrease in revenues.
The loss of access to or increased fees required by third party distribution sources to market our portfolios and access our client base could adversely affect our results of operations.
The Company’s ability to attract additional AUM is dependent on our relationship with third-party financial intermediaries. We compensate some of these intermediaries for access to investors and for various marketing services provided. These distribution sources and client bases may not continue to be accessible to us for reasonable terms, or at all. If such access is restricted or eliminated, it could have an adverse effect on our results of operations. Fees paid to financial intermediaries for investor access and marketing services have generally increased over the past few years. If such fee increases continue, refusal to pay them could restrict our access to those client bases while paying them could adversely affect our profitability.
A significant portion of the Company’s revenues are based on contracts with the Funds that are subject to termination without cause and on short notice.
The Company is very dependent on our contractual relationships with the Funds. If our advisory or administration agreements with the Funds were terminated, not renewed, or amended to reduce fees, we would be materially and adversely affected. Generally, these agreements are terminable by either party upon 60 days written notice without penalty. The agreements are subject to annual approval by either (i) the board of trustees of the Funds or (ii) a vote of the majority of the outstanding voting securities of each Fund. The agreements automatically terminate in the event of their assignment by either the Company or the Fund. We generated approximately 75%, 73%, and 71% of our 2015, 2014 and 2013 revenues, respectively, from our advisory and administrative contracts with the Funds, including 30%, 15%, and 10% from the advisory contracts with the Diamond Hill Long-Short Fund, Large Cap Fund, and Small Cap Fund, respectively, during 2015. The loss of the Long-Short Fund, Large Cap Fund, or Small Cap Fund contracts would have a material adverse effect on the Company. We consider our relationship with the Funds and their board of trustees to be good, and we have no reason to believe that these advisory or administration contracts will not be renewed in the future; however, there can be no assurance that the Funds will choose to continue their relationships with us.
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
The Company leases office space at one location in Columbus, Ohio and one location in Berwyn, Pennsylvania.
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
The following performance graph compares the total shareholder return of an investment in our common shares to that of the Russell Microcap® Index, and to a peer group index of publicly traded asset management firms for the five-year period ending on December 31, 2015. The graph assumes that the value of the investment in our common shares and each index was $100 on December 31, 2010. Total return includes reinvestment of all dividends. The Russell Microcap® Index makes up less than 3% of the U.S. equity market and is a market-value-weighted index of the smallest 1,000 securities in the small-cap Russell 2000® Index plus the next 1,000 smallest securities. Peer Group returns are weighted by the market capitalization of each firm at the beginning of the measurement period. The historical information set forth below is not necessarily indicative of future performance. We do not make or endorse any predictions as to future stock performance.

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	Cumulative 5 Year Total Return
Diamond Hill Investment Group, Inc.	$100	$109	$112	$200	$240	$338	238%
Russell Microcap® Index	$100	$91	$109	$158	$164	$156	56%
Peer Group*	$100	$72	$91	$143	$146	$114	14%

* The Peer Group is based upon all asset managers with market cap of less than $5 billion excluding firms whose primary business is hedge fund or private equity, and firms with multiple lines of business. The following companies are included in the Peer Group: Alliance Bernstein Holding L.P.; Calamos Asset Management, Inc.; Cohen & Steers, Inc.; Eaton Vance Corp.; Federated Investors, Inc.; GAMCO Investors, Inc.; Hennessy Advisors, Inc.; Janus Capital Group, Inc.; Legg Mason, Inc.; Pzena Investment Management, Inc.; Teton Advisors, Inc.; U.S. Global Investors, Inc.; Virtus Investment Partners, Inc.; Waddell & Reed Financial, Inc.; Wisdomtree Investments, Inc.; and Westwood Holdings Group, Inc.

The Company’s common shares trade on the NASDAQ Global Select Market under the symbol DHIL. The following table sets forth the high and low sales prices during each quarter of 2015 and 2014:

	2015			2014
	High Price	Low Price	Dividend Per Share	High Price	Low Price	Dividend Per Share
Quarter ended:
March 31	$164.49	$129.76	$—	$130.57	$112.83	$—
June 30	$208.96	$161.92	$—	$133.50	$115.86	$—
September 30	$202.50	$184.20	$—	$133.62	$122.89	$—
December 31	$228.79	$187.75	$5.00	$143.06	$114.57	$4.00
Due to the relatively low volume of traded shares, bid/ask spreads can be fairly wide at times and therefore, quoted prices may not be indicative of the price a shareholder may receive in an actual transaction. During the years ended December 31, 2015 and 2014, approximately 2,320,086 and 1,553,212, respectively, of our common shares were traded. The dividends indicated above were special dividends. We have not paid regular quarterly dividends in the past, and have no present intention of paying regular dividends in the future. The approximate number of record holders of our common shares at December 31, 2015 was 219, although we believe that the number of beneficial owners of our common shares is substantially greater.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Company did not purchase any of our common shares through the repurchase program during the year ended December 31, 2015. The following table sets forth information regarding our repurchase program of our common shares and shares withheld for tax payments due upon vesting of employee restricted stock units and restricted stock awards which vested during the fourth quarter of fiscal year 2015:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(b)
October 1, 2015 through October 31, 2015	666	$189.29	—	318,433
November 1, 2015 through November 30, 2015	—	$—	—	318,433
December 1, 2015 through December 31, 2015	1,932	$227.40	—	318,433
Total	2,598	$217.63	—	318,433

(a)
All of the 2,598 shares of the Company's common shares purchased during the quarter ended December 31, 2015 represented shares which were withheld for tax payments due upon the vesting of employee restricted stock units and restricted share awards which vested during the quarter.

(b)
The Company’s current share repurchase program was announced on August 9, 2007. The board of directors authorized management to repurchase up to 350,000 of our common shares in the open market and in private transactions in accordance with applicable securities laws. Our repurchase program is not subject to an expiration date.

We sold no equity securities of the Company during 2015 that were not registered under the Securities Act of 1933.

ITEM 6.	Selected Financial Data
The following selected financial data should be read in conjunction with our Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report on Form 10-K.

	For the Years Ended December 31,
(in thousands, except per share data)	2015	2014	2013	2012	2011
Income Statement Data:
Total revenues	$124,426	$104,559	$81,432	$66,657	$63,895
Compensation and related costs	47,951	43,892	40,852	33,868	32,875
Other expenses	17,755	13,206	9,898	8,361	7,959
Total expenses	65,706	57,098	50,750	42,229	40,834
Net operating income	58,720	47,460	30,682	24,428	23,061
Operating profit margin	47.2%	45.4%	37.7%	36.6%	36.1%
Net income	37,074	31,581	22,155	16,931	14,353
Per Share Information:
Basic earnings	$11.31	$9.88	$7.05	$5.44	$4.86
Diluted earnings	11.03	9.67	6.94	5.44	4.86
Cash dividend declared	5.00	4.00	3.00	8.00	5.00
Weighted Average Shares Outstanding
Basic	3,278	3,196	3,142	3,111	2,952
Diluted	3,360	3,266	3,194	3,111	2,952
	At December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data (in thousands):
Total assets	$145,187	$107,709	$75,353	$41,236	$37,720
Long-term debt	—	—	—	—	—
Shareholders equity	105,314	74,319	44,943	21,736	18,050
Assets Under Management (in millions)	$16,841	$15,656	$12,186	$9,429	$8,671
Net Client Flows (in millions)	1,467	2,262	(308)	(219)	3

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this section, we discuss and analyze the consolidated results of operations for the past three fiscal years and other factors that may affect future financial performance. This discussion should be read in conjunction with our Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Selected Financial Data contained in this Form 10-K.
Business Environment
U.S. stocks rose modestly in the first half of 2015 but lost momentum in the third quarter as investor concerns over a slowdown in China’s economic growth negatively impacted commodity prices. China is the world’s largest importer of raw materials. This slowdown has also strained many other developing countries and large portions of the global industrial sector as China has been a meaningful source of incremental demand for key industrial end markets. A strong fourth quarter was not enough to completely save the year and most major market indexes ended 2015 somewhere close to even.

In 2015, market returns were very narrow with much of the strength in a handful of stocks. Netflix (+134%) and Amazon (+118%) were the best performers for the year, far outpacing the Russell 1000 Index return. The energy sector posted the largest decline (-22% within the Russell 1000 Index) as oil prices fell meaningfully for the second consecutive year. The price of oil at the end of 2015 was approximately $37 per barrel, down from more than $100 per barrel in 2014. Robust production from U.S. shale-oil fields pushed the global crude market into oversupply in late 2014, and production rose again in 2015 as producers worldwide chose to maintain high production levels. U.S inventories of crude oil are near an eight-decade high.

Thus far, it appears consumers have largely used the money saved from lower gasoline prices to pay down debt and to increase savings. However, we would expect increases in household spending associated with lower gasoline prices to occur with a meaningful lag as consumers gain confidence that the decline is long-term. Any incremental consumer spending in the coming year could provide a modest boost to the economy, partially offset by job losses in the energy sector.

In December, the Federal Reserve increased its Fed Funds target rate for the first time since 2006, moving to 50 basis points from 25 basis points. U.S. government bond yields rose only modestly over the past twelve months, indicating investors were not yet ready to leave the relative safety of government bonds.

The U.S. economy appears to be continuing the healing process with real growth generally staying in the 2% - 3% range. However, as we have experienced numerous times over the past few years, domestic politics, geo-political events and even extreme weather are all variables which can exert meaningful near-term pressure on overall growth.

Globally, central banks remain extraordinarily accommodative in an attempt to provide a backdrop for increased economic growth. Europe, which has been an economic laggard over the past few years, has shown some signs of stabilization. However, China has seen a significant slowdown in its rate of economic expansion. While the U.S. Federal Funds rate remains extremely low, the 25 basis point increase in December indicates policymakers’ confidence in the recovery of U.S. labor markets and an expectation of slowly rising inflation. It is expected that further rate increases will come at a gradual pace, which may be affected by volatility in global financial markets.

We continue to expect positive but below average equity market returns over the next five years. Our conclusion is primarily based on the combination of above average price/earnings multiples applied to already very strong levels of corporate profit margins, which likely tempers prospective returns. This expectation also seems consistent with the current interest rate environment. We believe that we can achieve better-than-market returns over the next five years through active portfolio management.

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
Key Financial Performance Indicators
There are a variety of key performance indicators the Company monitors in order to evaluate our business results. The following table presents the results of certain key performance indicators over the past three fiscal years:

	For the Years Ended December 31,
	2015	2014	2013
Ending AUM (in millions)	$16,841	$15,656	$12,186
Average AUM (in millions)	16,415	13,847	10,817
Total Revenue (in thousands)	124,426	104,559	81,432
Total Expenses (in thousands)	65,706	57,099	50,750
Average Advisory Fee Rate	0.66%	0.65%	0.65%
Operating Profit Margin	47.2%	45.4%	37.7%
Assets Under Management
Our revenue is derived primarily from investment advisory and administration fees. Investment advisory and administration fees paid to the Company are generally based on the value of the investment portfolios we manage and fluctuate with changes in the total value of the AUM. Substantially all of our AUM (97.9%) is valued based on readily available market quotations. AUM in our fixed income strategies (2.1%) is valued using evaluated prices from an independent third-party provider. Fees are recognized in the period that the Company manages these assets.
Revenues are highly dependent on both the value and composition of AUM. The following is a summary of our AUM by product, investment objective, and a roll-forward of the change in AUM for the years ended December 31, 2015, 2014, and 2013:

	Assets Under Management by Product As of December 31,
(in millions)	2015	2014	2013
Proprietary funds	$11,505	$9,863	$7,600
Sub-advised funds	665	665	444
Institutional accounts	4,671	5,128	4,142
Total AUM	$16,841	$15,656	$12,186

	Assets Under Management by Investment Objective As of December 31,
(in millions)	2015	2014	2013
Small Cap	$1,703	$1,575	$1,402
Small-Mid Cap	2,088	1,295	780
Large Cap	7,547	7,926	6,254
Select (All Cap)	545	432	327
Long-Short	4,597	4,179	3,213
Strategic Income	361	249	210
Total AUM	$16,841	$15,656	$12,186

	Change in Assets Under Management For the Year Ended December 31,
(in millions)	2015	2014	2013
AUM at beginning of the year	$15,656	$12,186	$9,429
Net cash inflows (outflows)
proprietary funds	1,916	1,618	713
sub-advised funds	(6)	166	(758)
institutional accounts	(443)	478	(263)
	1,467	2,262	(308)
Net market appreciation (depreciation) and income	(282)	1,208	3,065
Increase during the year	1,185	3,470	2,757
AUM at end of the year	$16,841	$15,656	$12,186
Consolidated Results of Operations
The following is a discussion of our consolidated results of operations.

(in thousands, except per share data)	2015	2014	% Change	2014	2013	% Change
Net operating income	$58,720	$47,460	24%	$47,460	$30,682	55%
Net operating income after tax(a)	$37,546	$29,759	26%	$29,759	$19,077	56%
Net income	$37,074	$31,581	17%	$31,581	$22,155	43%
Net operating income after tax per diluted share(a)	$11.17	$9.11	23%	$9.11	$5.97	53%
Net income per diluted share	$11.03	$9.67	14%	$9.67	$6.94	39%
Operating profit margin	47.2%	45.4%	NM	45.4%	37.7%	NM

(a)	Net operating income after tax is a non-GAAP performance measure. See Use of Supplemental Data as Non-GAAP Performance Measure section within this report.

Year Ended December 31, 2015 compared with Year Ended December 31, 2014
The Company generated net income of $37.1 million ($11.03 per diluted share) for the year ended December 31, 2015, compared with net income of $31.6 million ($9.67 per diluted share) for the year ended December 31, 2014. Revenue increased $19.9 million period over period due to an increase in AUM, resulting in an $11.3 million increase in operating income. The revenue increase was offset by an increase in operating expenses of $8.6 million, primarily related to increases in compensation and related expenses, general and administrative expenses, and sales and marketing expenses. The Company had $0.7 million in investment losses due to market depreciation in 2015 compared to investment income of $2.9 million in 2014. Income tax expense increased $2.1 million from 2014 to 2015 due to the overall increase in income before taxes.
Net operating income after tax, which excludes the impact of investment gains or losses, increased $7.8 million, or 26%, from 2014 to 2015 consistent with the increase in net operating income.
Operating profit margin increased to 47.2% for 2015 from 45.4% for 2014. We expect that our operating margin will fluctuate, sometimes substantially, from year to year based on various factors including revenues; investment results; employee performance; staffing levels; development of investment strategies, products, or channels; and industry comparisons.
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
Net operating income after tax, which excludes the impact of investment gains or losses, increased $10.7 million, or 56.0%, from 2013 to 2014 consistent with the increase in net operating income.
Operating profit margin increased to 45.4% for 2014 from 37.7% for 2013. We expect that our operating margin will fluctuate, sometimes substantially, from year to year based on various factors including revenues; investment results; employee performance; staffing levels; development of investment strategies, products, or channels; and industry comparisons.

Revenue

(in thousands)	2015	2014	% Change	2014	2013	% Change
Investment advisory	$107,916	$89,901	20%	$89,901	$69,967	28%
Mutual fund administration, net	16,510	14,658	13%	14,658	11,465	28%
Total	124,426	104,559	19%	104,559	81,432	28%
Revenue for the Year Ended December 31, 2015 compared with Year Ended December 31, 2014
As a percent of total 2015 revenues, investment advisory fees accounted for 87% and mutual fund administration fees made up the remaining 13%. This compared to 86% and 14%, respectively, for 2014.
Investment Advisory Fees. Investment advisory fees increased by $18.0 million, or 20%, from the year ended December 31, 2014 to the year ended December 31, 2015. Investment advisory fees are calculated as a percentage of average AUM at various rates depending on the investment product. The increase in investment advisory fees was primarily driven by an increase of 19% in average AUM year over year. The average advisory fee rate in 2015 and 2014 was 0.66% and 0.65%, respectively. Effective June 12, 2015, the Diamond Hill Long-Short Fund, which has a 0.90% advisory fee, was closed to new investors. In addition, effective December 31, 2015, the Diamond Hill Small Cap Fund, which has a 0.80% advisory fee, was closed to new investors. As a result, the Company expects the recent growth in AUM in these funds to decline, which could negatively impact the average advisory fee rate. Effective January 1, 2016, the Company voluntarily reduced the investment advisory fee it charges on the Large Cap Fund and certain institutional accounts by 0.05%. Based upon assets held as of December 31, 2015 in large cap strategies, the Company expects this fee reduction could potentially reduce revenue by approximately $2.4 million during 2016.

Mutual Fund Administration Fees. Mutual fund administration fees increased by $1.9 million, or 13%, from the year ended December 31, 2014 to the year ended December 31, 2015. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of average mutual fund AUM, and all Beacon Hill fee revenue. The increase in the mutual fund administration fee is due to a 24% increase in average Fund AUM which increased from $8.6 billion for the year ended December 31, 2014 to $10.7 billion for the year ended December 31, 2015. This increase was offset by a reduction in the net administration fee rate by 0.02% to 0.12% for the year ended 2015 from 0.14% for the year ended 2014. This decrease in the net administration fee rate was due to a reduction in the Funds' administration fee rate by one basis point, which was effective January 1, 2015 for assets held in Class A, C, and I shares for all Diamond Hill Funds and the further reduction in the administration fee rate charged on assets held in Class I shares from 0.24% to 0.21% effective July 1, 2015. In addition, effective January 1, 2016, the Company further reduced the administration fee rate charged on assets held in Class I shares from 0.21% to 0.20%. As of December 31, 2015, assets held in class I shares for the Diamond Hill Funds totaled $6.9 billion.
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
Mutual Fund Administration Fees. Mutual fund administration fees increased by $3.2 million, or 28%, from the year ended December 31, 2013 to the year ended December 31, 2014. Mutual fund administration fees include administration fees received from Diamond Hill Funds, which are calculated as a percentage of average mutual fund AUM, and all Beacon Hill fee revenue. The increase in the mutual fund administration fee is due to a 36% increase in average Diamond Hill Fund AUM which increased from $6.3 billion for the year ended December 31, 2013 to $8.6 billion for the year ended December 31, 2014. The increase was also partially due to an increase in Beacon Hill's administered umbrella trust AUM period over period. The overall blended net administration fee rate for the Diamond Hill Funds decreased by 1 basis point to 0.14% in 2014.

Expenses

(in thousands)	2015	2014	% Change	2014	2013	% Change
Compensation and related costs	$47,951	$43,892	9%	$43,892	$40,852	7%
General and administrative	10,246	8,099	27%	8,099	6,043	34%
Sales and marketing	4,179	2,222	88%	2,222	2,099	6%
Mutual fund administration	3,330	2,885	15%	2,885	1,756	64%
Total	65,706	57,098	15%	57,098	50,750	13%
Expenses for the Year Ended December 31, 2015 compared with Year Ended December 31, 2014
Compensation and Related Costs. Employee compensation and benefits increased by $4.1 million, or 9%, from the year ended December 31, 2014 to the year ended December 31, 2015, due to an increase of $3.8 million in salaries and related benefits due to an increase in staffing and merit levels and an increase of $0.5 million in incentive compensation during fiscal year 2015 due to growth in the business partially offset by a reduction in deferred compensation expense of $0.2 million. Incentive compensation expense can fluctuate significantly period over period as we evaluate incentive compensation by reviewing investment performance, individual performance, Company performance and other factors.
General and Administrative. General and administrative expenses increased by $2.1 million, or 27%, from the year ended December 31, 2014 to the year ended December 31, 2015. This increase was due to additional research expenses of $0.4 million to support our investment team, an increase in information technology expense of $0.3 million, an increase in depreciation expense of $0.4 million due to the expansion of our office space, an increase in charitable donations of $0.4 million, an increase in consulting expense of $0.5 million, and an increase in general office expenses of $0.1 million.

Sales and Marketing. Sales and marketing expenses increased by $2.0 million, or 88%, from the year ended December 31, 2014 to the year ended December 31, 2015. This increase was primarily due to additional payments made to third party intermediaries of $1.7 million and increased business development expenses of $0.3 million.
Mutual Fund Administration. Mutual fund administration expenses increased by $0.4 million, or 15%, from the year ended December 31, 2014 to the year ended December 31, 2015. Mutual fund administration expenses consist of both variable and fixed expenses. The variable expenses are based on mutual fund AUM and the number of shareholder accounts.
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
Liquidity and Capital Resources
Sources of Liquidity
The Company's main source of liquidity is cash flow from operating activities which are generated from investment advisory and fund administration fees. Our investment portfolio is primarily in readily marketable securities, which provide for cash liquidity, if needed. Investments in mutual funds are valued at their quoted current net asset value. Investments in private investment funds are valued independently using net asset value ("NAV") as a practical expedient. Equity securities in private investment funds are based on readily available market quotations. Debt securities in private investment funds are valued using pricing techniques which take into account factors such as trading activity, readily available market quotations, yield, quality, coupon rate, maturity, type of issue, trading characteristics, call features, credit rates and other observable inputs. Inflation is expected to have no material impact on our performance. Cash and cash equivalents, accounts receivable, and investments represented approximately 89% and 91% of total assets as of December 31, 2015 and 2014 respectively. We believe these sources of liquidity, as well as our continuing cash flows from operating activities, will be sufficient to meet our current and future operating needs for at least the next 12 months.

Uses of Liquidity
In line with the Company’s primary objective to fulfill our fiduciary duty to clients and secondary objective to achieve an adequate long-term return for shareholders, we anticipate our main uses of cash will be operating expenses and seed capital to fund new investment strategies.
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

While this is the eighth consecutive year that the Company has paid a special dividend, there can be no assurance that we will pay a dividend in the future. We have paid out special dividends totaling $58.00 per share from 2008 through 2015. These special dividends reduced shareholders’ equity by $167.2 million over the past 8 years. The 2015, 2014, and 2013 special dividend reduced shareholders' equity by $17.0 million, $13.2 million, and $9.8 million, respectively. The 2015, 2014, and 2013 special dividends were each qualified dividends for tax purposes and were recorded as a reduction to retained earnings.
Working Capital
As of December 31, 2015, the Company had working capital of approximately $91.9 million compared to $66.2 million at December 31, 2014. Working capital includes cash, securities owned, current receivables and other current assets, net of all liabilities. On October 28, 2015, our Board of Directors declared a $5.00 per share dividend payable on December 14, 2015 to shareholders of record on December 4, 2015. The payment of the special cash dividend reduced our working capital balance by approximately $17.0 million. The Company has no debt, and we believe our available working capital is sufficient to cover current expenses and presently anticipated capital expenditures.
Cash Flow Analysis
Cash Flows from Operating Activities
The Company’s cash flows from operating activities are calculated by adjusting net income to reflect other significant operating sources and uses of cash, certain significant non-cash items such as share-based compensation, and timing differences in the cash settlement of operating assets and liabilities.
For the years ended December 31, 2015, 2014, and 2013, net cash provided by operating activities totaled $52.0 million, $42.6 million, and $34.6 million, respectively. The changes in net cash provided by operating activities generally reflects net income plus the effect of non-cash items and the timing differences in the cash settlement of assets and liabilities.

Cash Flows from Investing Activities
The Company’s cash flows from investing activities consist primarily of capital expenditures and purchases and redemptions in our investment portfolio.
Cash flows used in investing activities totaled $11.9 million for the year ended December 31, 2015. The Company purchased $22.1 million of corporate investments (inclusive of $4.3 million of purchases into our deferred compensation plans) during 2015. This cash outflow was partially offset by redemptions of corporate investments of $11.8 million. The Company also purchased $1.6 million of property and equipment related to our office space expansion.
Cash flows used in investing activities totaled $26.7 million for the year ended December 31, 2014 primarily related to purchases of $25.4 million into the Company's corporate investments (inclusive of $3.9 million of purchases into our deferred compensation plans) during 2014, slightly offset by redemptions of corporate investments of $0.2 million. The Company also purchased $1.5 million of property and equipment related to our office space expansion.
Cash flows provided by investing activities totaled $1.5 million for the year ended December 31, 2013. The Company had redemptions of corporate investments of $4.4 million offset by purchases of $2.3 million into the Company's corporate investments and capital expenditures of $0.5 million during 2013.
Cash Flows from Financing Activities
The Company’s cash flows from financing activities consist primarily of the payment of special dividends, shares withheld related to employee tax withholding, excess income tax benefit from stock-based compensation, and the income tax benefit from dividends paid on unvested shares.
For the year ended December 31, 2015, net cash used by financing activities totaled $18.5 million consisting of the payment of special dividends of $17.0 million and the value of shares withheld related to employee tax withholding of $4.3 million, partially offset by excess income tax benefit from stock-based compensation of $2.5 million and income tax benefit from dividends paid on unvested shares of $0.3 million.
For the years ended December 31, 2014 and 2013, net cash used by financing activities totaled $13.3 million and $10.9 million, respectively. The primary cash flows used in financing activities for the periods were special dividends of $13.2 million and $9.8 million, respectively.

Selected Quarterly Information
Our unaudited quarterly results of operations for the years ended December 31, 2015 and 2014 are summarized below:

	At or For the Quarter Ended
	2015				2014
(in thousands, except per share data)	12/31	09/30	06/30	03/31	12/31	09/30	06/30	03/31
Assets under management (in millions)	$16,841	$15,914	$16,734	$16,098	$15,656	$14,474	$14,204	$12,986
Total revenue	32,302	31,424	31,382	29,318	28,471	27,459	25,440	23,189
Total operating expenses	15,039	17,283	17,260	16,124	10,240	16,475	15,766	14,617
Operating income	17,263	14,141	14,122	13,194	18,231	10,984	9,674	8,572
Investment income (loss)	973	(3,512)	457	1,345	2,073	(1,006)	1,322	517
Net income	$11,655	$6,728	$9,178	$9,513	$12,553	$6,351	$6,928	$5,750
Diluted EPS	$3.43	$1.99	$2.73	$2.89	$3.81	$1.94	$2.12	$1.78
Diluted weighted shares outstanding	3,393	3,379	3,367	3,296	3,292	3,281	3,268	3,231
Contractual Obligations
The following table presents a summary of the Company’s future obligations under the terms of operating leases and lease commitments, other contractual purchase obligations, and deferred compensation obligations at December 31, 2015. Other purchase obligations include contractual amounts that will be due for the purchase of services to be used in our operations, such as mutual fund sub-administration and portfolio accounting software. These obligations may be cancelable at earlier times than those indicated and, under certain conditions, may involve termination fees. The deferred compensation obligations includes compensation that will be paid out upon satisfactory completion of time-based criteria (see Note 2: Deferred Compensation Liability). Because these obligations are of a normal recurring nature, we expect to fund them from future cash flows from operations. The information presented does not include operating expenses or capital expenditures that will be committed in the normal course of operations in 2016 and future years:

		Payments Due by Period
(in thousands)	Total	2016	2017-2018	2019-2020	Later
Operating lease obligations	$5,585	$696	$1,328	$1,220	$2,341
Purchase obligations	3,366	3,253	113	—	—
Deferred compensation obligations	10,237	2,275	—	3,429	4,533
Total	$19,188	$6,224	$1,441	$4,649	$6,874
Use of Supplemental Data as Non-GAAP Performance Measure
Net Operating Income After Tax
As supplemental information, we are providing performance measures that are based on methodologies other than generally accepted accounting principles (“non-GAAP”) for “Net Operating Income After Tax” that management uses as a benchmark in evaluating and comparing the period-to-period operating performance of the Company and subsidiaries.
The Company defines “net operating income after tax” as the Company's net operating income less income tax provision, excluding investment related activity and the tax impact of the investment related activity. The Company believes that “net operating income after tax” provides a good representation of the Company's operating performance, as it excludes the impact of investment related activity on financial results. The amount of the investment portfolio and market fluctuations on the investments can change significantly from one period to another, which can distort the underlying earnings potential of a company. We also believe “net operating income after tax” is an important metric in estimating the value of an asset management business. This non-GAAP measure is provided in addition to net income and net operating income and is not a substitute for net income or net operating income and may not be comparable to non-GAAP performance measures of other companies.

	Year Ended December 31,
(in thousands, except per share data)	2015	2014	2013
Net operating income, GAAP basis	$58,720	$47,460	$30,682
Non-GAAP adjustments:
Tax provision excluding impact of investment income (loss)	(21,174)	(17,701)	(11,605)
Net operating income after tax, non-GAAP basis	$37,546	$29,759	$19,077
Net operating income after tax per diluted share, non-GAAP basis	$11.17	$9.11	$5.97
Diluted weighted average shares outstanding, GAAP basis	3,360	3,266	3,194
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
Revenue Recognition on Incentive-Based Advisory Contracts. We have certain investment advisory contracts in which a portion of the fees are based on investment performance achieved in the respective client portfolio in excess of a specified hurdle rate. These fees are calculated based on client investment results over rolling five-year periods. The Company records variable incentive fees at the end of the contract measurement period.
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
We invest in the Funds and our private investment funds, which are market risk sensitive financial instruments. These investments have inherent market risk in the form of price risk; that is, the potential future loss of value that would result from a decline in their fair value. Market prices fluctuate and the amount realized upon subsequent sale may differ significantly from the reported market value.

The table below summarizes our market risks as of December 31, 2015, and shows the effects of a hypothetical 10% increase and decrease in investments.

	Fair Value as of December 31, 2015	Fair Value Assuming a Hypothetical 10% Increase	Fair Value Assuming a Hypothetical 10% Decrease
Equity investments	$41,761,959	$45,938,155	$37,585,763
Fixed Income investments	10,728,861	11,801,747	9,655,975
Total	$52,490,820	$57,739,902	$47,241,738

ITEM 8.	Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Diamond Hill Investment Group, Inc.:
We have audited the accompanying consolidated balance sheets of Diamond Hill Investment Group, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diamond Hill Investment Group, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Columbus, Ohio
February 25, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Diamond Hill Investment Group, Inc.:
We have audited Diamond Hill Investment Group Inc.’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A of the Company’s December 31, 2015 annual report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Diamond Hill Investment Group, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 25, 2016 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Columbus, Ohio
February 25, 2016

Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$57,474,777	$35,777,140
Investment portfolio	52,490,820	45,427,456
Accounts receivable	18,579,302	16,514,146
Prepaid expenses	1,780,105	1,904,945
Income taxes receivable	1,402,137	—
Property and equipment, net of depreciation	4,253,361	2,425,949
Deferred taxes	9,206,079	5,658,992
Total assets	$145,186,581	$107,708,628
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$7,651,324	$6,550,770
Accrued incentive compensation	21,984,500	19,981,250
Deferred compensation	10,236,743	5,678,764
Income taxes payable	—	1,178,620
Total liabilities	39,872,567	33,389,404
Shareholders’ Equity
Common stock, no par value 7,000,000 shares authorized; 3,414,338 issued and outstanding at December 31, 2015 (inclusive of 310,356 unvested shares); 3,317,728 issued and outstanding at December 31, 2014 (inclusive of 306,768 unvested shares)	102,536,527	84,855,693
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred equity compensation	(19,294,784)	(12,566,133)
Retained Earnings	22,072,271	2,029,664
Total shareholders’ equity	105,314,014	74,319,224
Total liabilities and shareholders’ equity	$145,186,581	$107,708,628

Book value per share	$30.84	$22.40
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income

	Year Ended December 31,
	2015	2014	2013
REVENUES:
Investment advisory	$107,915,557	$89,900,834	$69,966,377
Mutual fund administration, net	16,510,429	14,657,931	11,465,327
Total revenue	124,425,986	104,558,765	81,431,704
OPERATING EXPENSES:
Compensation and related costs	47,951,039	43,892,336	40,851,722
General and administrative	10,245,866	8,099,410	6,042,781
Sales and marketing	4,179,064	2,222,382	2,098,915
Mutual fund administration	3,330,265	2,884,495	1,756,366
Total operating expenses	65,706,234	57,098,623	50,749,784
NET OPERATING INCOME	58,719,752	47,460,142	30,681,920
Investment income (loss)	(736,590)	2,905,794	4,950,245
INCOME BEFORE TAXES	57,983,162	50,365,936	35,632,165
Income tax expense	(20,908,665)	(18,785,005)	(13,477,337)
NET INCOME	$37,074,497	$31,580,931	$22,154,828
Earnings per share
Basic	$11.31	$9.88	$7.05
Diluted	$11.03	$9.67	$6.94
Weighted average shares outstanding
Basic	3,277,920	3,196,127	3,142,083
Diluted	3,359,786	3,266,168	3,194,263
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Shareholders’ Equity

	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings/(Deficit)	Total
Balance at January 1, 2013	3,169,987	$65,255,813	$(14,829,470)	$(28,690,636)	$21,735,707
Issuance of restricted stock grants	32,000	2,740,030	(2,740,030)	—	—
Amortization of restricted stock grants	—	—	6,161,047	—	6,161,047
Issuance of stock grants	59,006	4,606,008	—	—	4,606,008
Issuance of common stock related to 401k plan match	12,894	1,158,354	—	—	1,158,354
Tax benefit from dividend payments related to restricted stock grants	—	357,188	—	—	357,188
Net excess tax benefit from vested restricted stock grants	—	420,620	—	—	420,620
Shares withheld related to employee tax withholding	(16,500)	(1,884,187)	—	—	(1,884,187)
Forfeiture of restricted stock grants	(140)	(10,893)	10,893	—	—
Cash Dividend Paid of $3.00 per share	—	—	—	(9,766,575)	(9,766,575)
Net income	—	—	—	22,154,828	22,154,828
Balance at December 31, 2013	3,257,247	$72,642,933	$(11,397,560)	$(16,302,383)	$44,942,990
Issuance of restricted stock grants	31,613	7,518,895	(7,518,895)	—	—
Amortization of restricted stock grants	—	—	5,716,035	—	5,716,035
Issuance of stock grants	33,745	3,984,816	—	—	3,984,816
Issuance of common stock related to 401k plan match	10,999	1,356,035	—	—	1,356,035
Tax benefit from dividend payments related to restricted stock grants	—	296,755	—	—	296,755
Net excess tax benefit from vested restricted stock grants	—	666,889	—	—	666,889
Shares withheld related to employee tax withholding	(7,663)	(976,343)	—	—	(976,343)
Forfeiture of restricted stock grants	(8,213)	(634,287)	634,287	—	—
Cash Dividend Paid of $4.00 per share	—	—	—	(13,248,884)	(13,248,884)
Net income	—	—	—	31,580,931	31,580,931
Balance at December 31, 2014	3,317,728	$84,855,693	$(12,566,133)	$2,029,664	$74,319,224
Issuance of restricted stock grants	92,050	13,907,286	(13,907,286)	—	—
Amortization of restricted stock grants	—	—	6,906,300	—	6,906,300
Issuance of stock grants	27,192	3,826,458	—	—	3,826,458
Issuance of common stock related to 401k plan match	9,336	1,645,434	—	—	1,645,434
Tax benefit from dividend payments related to restricted stock grants	—	376,394	—	—	376,394
Net excess tax benefit from vested restricted stock grants	—	2,521,273	—	—	2,521,273
Shares withheld related to employee tax withholding	(28,468)	(4,323,676)	—	—	(4,323,676)
Forfeiture of restricted stock grants	(3,500)	(272,335)	272,335	—	—
Cash Dividend Paid of $5.00 per share	—	—	—	(17,031,890)	(17,031,890)
Net income	—	—	—	37,074,497	37,074,497
Balance at December 31, 2015	3,414,338	$102,536,527	$(19,294,784)	$22,072,271	$105,314,014

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$37,074,497	$31,580,931	$22,154,828
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	625,788	301,936	306,005
Stock-based compensation	8,551,734	7,303,799	7,319,401
Increase in accounts receivable	(2,065,156)	(3,511,851)	(2,563,697)
Change in current income taxes	316,910	(3,324,298)	8,520,834
Change in deferred income taxes	(3,547,087)	2,404,433	(5,616,211)
Net unrealized losses (gains) on investments	1,860,360	(1,517,662)	(4,270,928)
Increase in accrued incentive compensation	5,829,708	4,127,457	8,304,806
Increase in deferred compensation	4,557,979	4,391,019	493,101
Excess income tax benefit from stock-based compensation	(2,521,273)	(666,889)	(425,380)
Income tax benefit from dividends paid on unvested shares	(376,394)	(296,755)	(357,188)
Other changes in assets and liabilities	1,724,253	1,827,723	715,570
Net cash provided by operating activities	52,031,319	42,619,843	34,581,141
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,550,857)	(1,504,368)	(525,472)
Cost of investments purchased and other portfolio activity	(22,095,491)	(25,433,201)	(2,306,947)
Proceeds from sale of investments	11,770,565	249,477	4,355,536
Net cash provided by (used in) investing activities	(11,875,783)	(26,688,092)	1,523,117
CASH FLOWS FROM FINANCING ACTIVITIES:
Value of shares withheld related to employee tax withholding	(4,323,676)	(976,343)	(1,884,187)
Excess income tax benefit from stock-based compensation	2,521,273	666,889	425,380
Income tax benefit from dividends paid on unvested shares	376,394	296,755	357,188
Payment of dividends	(17,031,890)	(13,248,884)	(9,766,575)
Net cash used in financing activities	(18,457,899)	(13,261,583)	(10,868,194)
CASH AND CASH EQUIVALENTS
Net change during the year	21,697,637	2,670,168	25,236,064
At beginning of year	35,777,140	33,106,972	7,870,908
At end of year	$57,474,777	$35,777,140	$33,106,972
Supplemental cash flow information:
Income taxes paid	$24,138,841	$19,704,817	$10,575,000
Supplemental disclosure of non-cash transactions:
Common stock issued as incentive compensation	3,826,458	3,984,816	4,606,008
Charitable donation of corporate investments	1,401,202	—	—
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
Diamond Hill Capital Management, Inc. (“DHCM”), an Ohio corporation, is a wholly owned subsidiary of the Company and a registered investment adviser. DHCM is the investment adviser to the Diamond Hill Funds (the “Funds”), a series of open-end mutual funds, private investment funds (“Private Funds”), an exchange traded fund, and other institutional accounts. In addition, DHCM is administrator for the Funds.
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
Note 2 Significant Accounting Policies
Basis of Presentation

The accompanying Consolidated Financial Statements of the Company have been prepared pursuant to the rules and regulations of the U. S. Securities and Exchange Commission ("SEC") and in accordance with the instructions to Form 10-K. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading.

These Consolidated Financial Statements reflect, in the opinion of the Company, all material adjustments (which include only normal recurring adjustments) necessary to fairly present the Company’s financial position as of December 31, 2015 and 2014, and results of operations for the years ended December 31, 2015, 2014 and 2013. The preparation of the Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expense during the reporting period. Estimates have been prepared on the basis of the most current and best available information, but actual results could differ materially from those estimates.

Book value per share is computed by dividing total shareholders' equity by the number of shares issued and outstanding at the end of the measurement period.
Reclassification
Certain prior period amounts and disclosures may have been reclassified to conform to the current period's financial presentation.

Principles of Consolidation

The accompanying consolidated financial statements include the operations of the Company and its subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

The Company holds certain investments in the Funds we advise and an exchange traded fund ("the ETF") we advise for general corporate investment purposes and to provide seed capital for newly formed strategies. The Funds are organized in a Trust which is an open-end investment company registered under the Investment Company Act of 1940, as amended (the"1940 Act"). The ETF is an individual series of ETF Series Solutions ("the Series Trust") which is an open-end investment company registered under the 1940 Act. As the Funds and the Series Trust are both regulated under the 1940 Act we have concluded they both qualify for the Investment Company deferral in ASC 810-10-65-2 (aa) and have evaluated the accounting for the Funds and the Series Trust under FASB Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities an interpretation of ARB No. 51 (“FIN46R”) as codified in ASC 810. We have performed our analysis at the trust level and have concluded the Funds and the Series Trust are voting rights entities ("VREs"). The Company owns less than 1% of the voting interest of both the Funds and the Series Trust as of December 31, 2015 and 2014, respectively, and therefore do not consolidate the entities. These investments are classified as trading securities and are measured at fair value.

DHCM is the managing member of Diamond Hill General Partner, LLC (the “General Partner”), the general partner of Diamond Hill Investment Partners, L.P. (“DHIP”), Diamond Hill Global Fund, L.P. ("DHGF"), Diamond Hill High Yield, L.P. (“DHHY”) and Diamond Hill Valuation-Weighted 500, L.P. (“DHVW”), each a limited partnership whose underlying assets consist primarily of marketable securities, or collectively (the “LPs”).

During 2015, the Company converted DHVW to the ETF by liquidating its investment in the partnership and purchasing into the ETF (refer to Note 3).

DHCM is wholly owned by the Company and is consolidated by us. Further, DHCM through its control of the General Partner, has the power to direct each LP’s economic activities and the right to receive investment advisory and performance incentive fees that may be significant to the LPs. We have concluded each of the LPs meet the investment company criteria as outlined in FASB Accounting Standards Codification Topic 946, Financial Services - Investment Companies. As the LPs are investment companies, we have further concluded the LPs qualify for the Investment Company deferral in ASC 810-10-65-2 (aa) and have evaluated the accounting for the LPs under FIN46R.

Under FIN 46R, the Company concluded DHIP was a variable interest entity ("VIE") as the group of equity holders lacked the ability to make decisions regarding DHIP’s activities that have a significant impact on the success of the LP. The Company considered our equity interest, equity interests from related parties, and management fees earned as the Company’s total variable interest in our evaluation of determining the primary beneficiary. The Company had no equity at risk in DHIP as of December 31, 2015 and 2014. The Company’s total variable interest absorbed or received through its fees is less than 50% of the VIE expected losses or residual returns and thus we do not consider the Company to be the primary beneficiary of the VIE.
Under FIN46R, the Company concluded DHVW, DHGF and DHHY (the "Remaining LPs") were VIEs as DHCM has disproportionately less vote than economics because the Company receives over 95% of the variability of the Remaining LPs, yet the Limited Partners have full power to remove the Company as the General Partner due to the existence of substantive kick-out rights. In addition, substantially all of the Remaining LPs' activities are conducted on behalf of the General Partner which has disproportionately few voting rights. The Company is the primary beneficiary of the these VIEs as the variable interest absorbed or received through our equity investment is greater than 50% for each of the Remaining LPs. We have evaluated the materiality of consolidating the VIEs for which the Company is the primary beneficiary and deemed the impact immaterial to the consolidated financial statements. Therefore, these investments are accounted for under the equity method rather than being consolidated in the accompanying financial statements.

DHCM’s investments in the LPs are reported as a component of the Company’s investment portfolio, valued at DHCM’s proportionate interest in the net asset value of the marketable securities held by the Partnerships. The Partnerships are not subject to lock-up periods and can be redeemed on demand. Gains and losses attributable to changes in the value of DHCM’s interests in the Partnerships are included in the Company’s reported investment income. The Company’s exposure to loss as a result of its involvement with the Partnerships is limited to the amount of its investments. DHCM is not obligated to provide, and has not provided, financial or other support to the Partnerships, other than its investments to date and its contractually provided investment advisory responsibilities. The Company has not provided liquidity arrangements, guarantees or other commitments to support the Partnerships’ operations, and the Partnerships’ creditors and interest holders have no recourse to the general credit of the Company.
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
Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and third party money market mutual funds.
Accounts Receivable
Accounts receivable are recorded when they are due and are presented on the balance sheet net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of those individuals or entities that owe the receivable. No allowance for doubtful accounts was deemed necessary at December 31, 2015 or 2014. Accounts Receivable from the Funds was $9.2 million and $7.9 million as of December 31, 2015 and 2014, respectively.
Valuation of Investment Portfolio
Investments held by the Company are classified as trading securities and are valued based upon Level 1 inputs and Level 2 inputs. Level 1 inputs are defined as fair values which use quoted prices in active markets for identical assets or liabilities. Level 2 inputs are defined as quoted prices in markets that are not considered to be active for identical assets or liabilities, quoted prices in active markets for similar assets or liabilities, and inputs other than quoted prices that are directly observable or that may be corroborated indirectly with observable market data. The following table summarizes the values of the Company’s investments based upon Level 1 and Level 2 inputs as of December 31, 2015 and 2014:

	As of December 31,
	2015	2014
Level 1 Inputs	$92,376,955	$62,595,546
Level 2 Inputs	$11,284,109	14,652,589
Level 1 investments are all registered investment companies (mutual funds) and include as of December 31, 2015 and 2014, $51.2 million and $31.8 million, respectively, of third party money market mutual funds that the Company classifies as cash equivalents. Level 2 investments are all limited partnerships, which are based on net asset value. Equity securities in limited partnerships are valued based upon readily available market quotations obtained from an independent pricing service. Debt securities in limited partnerships are valued by an independent pricing service which uses pricing techniques which take into account factors such as trading activity, readily available market quotations, yield, quality, coupon rate, maturity, type of issue, trading characteristics, call features, credit rates and other observable inputs. The Company determines transfers between fair value hierarchy levels at the end of the reporting period. There were no transfers in or out of the levels during the years ended December 31, 2015 or 2014.
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

Deferred Compensation Liability
Deferred compensation liability represents compensation that will be paid out upon satisfactory completion of time-based criteria specified in employee award agreements issued pursuant to the 2014 and 2011 Equity and Cash Incentive Plans. See Note 5.
Revenue Recognition – General
The Company earns substantially all of its revenue from investment advisory and fund administration services. Investment advisory and administration fees, generally calculated as a percentage of AUM, are recorded as revenue as services are performed. In addition to fixed fees based on a percentage of AUM, certain client accounts also provide periodic variable incentive fees. Investment advisory revenue from the Funds was $80.7 million, $65.1 million and $48.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Revenue Recognition – Variable Incentive Fees
The Company manages certain client accounts that provide for variable incentive fees. These fees are calculated based on client investment results over rolling five-year periods. The Company records variable incentive fees at the end of the contract measurement period. No variable incentive fees were earned during the twelve months ended December 31, 2015, 2014, or 2013. The table below shows AUM subject to variable incentive fees and the amount of variable incentive fees that would have been recognized if the contracts were terminated as of December 31, 2015:

As Of December 31,
2015
AUM subject to variable incentive fees	$551,090,995

For the Year Ended
2015
Contractual Period Ends:
Quarter Ended June 30, 2017	$618,134
Quarter Ended December 31, 2018	430,041
Quarter Ended September 30, 2019	405,845
Total variable incentive fees that would have been recognized if contracts were terminated	$1,454,020

The contractual end dates highlight the time remaining until the variable incentive fees are scheduled to be earned. The amount of variable incentive fees that would be recognized if the contracts were terminated as of December 31, 2015 will increase or decrease based on future client investment results through the contractual period end, and there is no assurance that the above amounts will ultimately be earned.
Revenue Recognition – Mutual Fund Administration
DHCM has an administrative and transfer agency services agreement with the Funds, under which DHCM performs certain services for each Fund. These services include mutual fund administration, fund accounting, transfer agency and other related functions. Effective January 1, 2015, for performing these services, each Fund pays DHCM a fee, which is calculated using an annual rate of 0.24% for Class A, C, and I shares and 0.10% for Class Y shares, times the average daily net assets of each respective series and share class. Effective July 1, 2015, the annual rate for Class I shares was reduced to 0.21%. Prior to January 1, 2015, the annual rate was 0.25% for Class A, C, and I shares and 0.10% for Class Y shares.

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
Mutual fund administration gross and net revenue are summarized below:

	Year Ended December 31,
	2015	2014	2013
Mutual fund administration:
Administration revenue, gross	$27,042,861	$22,968,369	$16,692,093
12b-1/service fees and commission revenue received from fund clients	11,087,978	10,514,242	8,481,442
12b-1/service fees and commission expense payments to third parties	(9,617,568)	(9,102,565)	(7,404,361)
Fund related expense	(12,031,353)	(9,753,359)	(6,321,374)
Revenue, net of related expenses	16,481,918	14,626,687	11,447,800
DHCM C-Share financing:
Broker commission advance repayments	991,430	878,105	365,380
Broker commission amortization	(962,919)	(846,861)	(347,853)
Financing activity, net	28,511	31,244	17,527
Mutual fund administration revenue, net	$16,510,429	$14,657,931	$11,465,327

Mutual fund administrative net revenue from the Funds was $14.3 million, $13.1 million and $9.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Contractual Expense Reimbursements
BHIL has an agreement with an investment adviser that is part of the umbrella trust sponsored by BHFS to provide staff to support the wholesaling functions and sales support services to distribute shares of the registered investment companies managed by the investment adviser and distributed by BHIL. Under the agreement, the investment adviser is obligated to reimburse BHIL for all expenses incurred in association with these efforts. The amount of expense incurred and reimbursed for the years ended December 31, 2015, 2014, and 2013 was $2,291,910, $1,849,786, and $375,825, respectively. In addition, the third party investment adviser is obligated to reimburse BHIL for any contractual obligations entered into by BHIL as a result of this arrangement. BHIL is not involved in the delivery or pricing of these services and bears no risk related to these services. Revenue has been recorded net of these expenses in accordance with FASB ASC 605-45, Revenue Recognition - Principal Agent Considerations. This agreement concluded on December 1, 2015.
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
The Company is subject to examination by various federal, and applicable state and local jurisdictions for various tax periods. The Company’s income tax positions are based on research and interpretations of the income tax laws and rulings in each of the jurisdictions in which the Company does business. Due to the subjectivity of interpretations of laws and rulings in each jurisdiction, the differences and interplay in tax laws between those jurisdictions, as well as the inherent uncertainty in estimating the final resolution of complex tax audit matters, the Company’s estimates of income tax liabilities may differ from actual payments or assessments. The Company regularly assesses its position with regard to tax exposures and records liabilities for these uncertain tax positions and related interest and penalties, if any, according to the principles of FASB ASC 740, Income Taxes. As of December 31, 2015, the Company has not recorded any liability for uncertain tax positions. The Company records interest and penalties, if any, within income tax expense on the income statement.
Earnings Per Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of Common Shares outstanding for the period, which includes participating securities. Diluted EPS reflects the potential dilution of EPS due to unvested restricted stock grants with forfeitable rights to dividends and restricted stock units. For the periods presented, the Company has unvested stock-based payment awards that contain both forfeitable and nonforfeitable rights to dividends. See Note 9.
Recently Issued Accounting Standards
In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers", which supersedes existing accounting standards for revenue recognition and creates a single framework. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This standard also specifies the accounting for certain costs to obtain or fulfill a contract with a customer. This ASU will supersede much of the existing revenue recognition guidance in accounting principles generally accepted in the United States and is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period and requires either a retrospective or a modified retrospective approach to adoption. The Company is currently assessing the impact of this standard on its consolidated financial statements and related disclosures, as well as the transition methods. Early application is permitted for the first interim period within annual reporting periods beginning after December 15, 2016.

In May 2015, the FASB issued ASU No. 2015-07, "Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)". This standard will eliminate the requirement to categorize investments in the fair value hierarchy if their fair value is measured at net asset value ("NAV") per share (or its equivalent) using the practical expedient in the FASB’s fair value measurement guidance. The amendment is effective retrospectively for fiscal years (and interim periods within those years) beginning after December 15, 2015 and is not expected to have a material impact on our consolidated financial statements and related disclosures.

We will implement Accounting Standards Update No. 2015-02 - Consolidation (Topic 810): Amendments to the Consolidation Analysis on January 1, 2016, using the modified retrospective transition method. The adoption of this new guidance will require our analysis to be performed at the individual Fund level which may result in the consolidation of certain funds we advise because we own the majority of the voting interest of those funds. Thus, if deemed material, the underlying assets and liabilities of the consolidated funds will be included in our consolidated balance sheet, and we will recognize non-controlling interest for the portion of the consolidated funds that are owned by third-party investors. Additionally, if deemed material, the Company would record the amount of net income of the consolidated funds attributable to the Company and to the non-controlling interest on the face of the consolidated statements of income.  We are evaluating the effect ASU 2015-02 will have on our consolidated financial statements and related disclosures.

Note 3 Investment Portfolio
As of December 31, 2015, the Company held investments (excluding third party money market funds, included with cash and cash equivalents) worth $52.5 million and an estimated cost basis of $48.7 million. The following table summarizes the fair value of these investments as of December 31, 2015 and 2014:

	As of December 31,
	2015	2014
Corporate Investments:
Diamond Hill Mid Cap Fund	$10,749,860	$10,729,930
Diamond Hill Research Opportunities Fund	10,306,395	13,143,281
Diamond Hill Financial Long-Short Fund	967,721	1,222,892
Diamond Hill Valuation-Weighted 500 ETF(a)	11,221,323	—
Diamond Hill Valuation-Weighted 500, L.P.(a)	—	3,398,035
Diamond Hill High Yield Fund, L.P.	9,874,099	9,764,814
Diamond Hill Global Fund, L.P.	1,410,010	1,489,740
Total Corporate Investments	44,529,408	39,748,692
Deferred Compensation Investments	7,961,412	5,678,764
Total Investment Portfolio	$52,490,820	$45,427,456

(a) During the second quarter of 2015, the Company converted the Diamond Hill Valuation-Weighted 500, L.P. to the Diamond Hill Valuation-Weighted 500 ETF by liquidating its investment in the partnership and purchasing into the Diamond Hill Valuation-Weighted 500 ETF.

The deferred compensation investments above consist of Diamond Hill Funds and relate to deferred compensation liabilities from both deferred compensation plans (refer to Note 6).
The underlying assets of the LPs are cash, marketable equity securities and fixed income securities. Summary financial information, including the Company’s carrying value and income is as follows for DHIP and the Remaining LPs, respectively:

Summary Financial Information - DHIP	As of December 31,
	2015	2014	2013
Total assets	$104,763,018	$113,050,560	$118,989,180
Total liabilities	24,622,223	21,779,556	25,217,600
Net assets	$80,140,795	$91,271,004	$93,771,580
DHCM’s portion of net assets	$—	$—	$1,133
	For the Year Ended December 31,
	2015	2014	2013
Net income (loss)	$(9,145,162)	$8,346,265	$23,358,257
DHCM’s portion of net income	$—	$—	$1,798

Summary Financial Information - Remaining LPs	As of December 31,
	2015	2014	2013
Total assets	$11,653,249	$15,131,651	$3,117,223
Total liabilities	25,996	3,015	—
Net assets	$11,627,253	$15,128,636	$3,117,223
DHCM’s portion of net assets	$11,274,109	$14,652,589	$3,000,328
	For the Year Ended December 31,
	2015	2014	2013
Net income	$127,703	$524,153	$936,238
DHCM’s portion of net income	$124,825	$491,951	$898,160

Note 4 Line of Credit
The Company has an uncommitted Line of Credit Agreement (the "Credit Agreement") with a commercial bank that matures in November of 2016 and permits the Company to borrow up to $10.0 million. Borrowings under the Credit Agreement bear interest at a rate equal to LIBOR plus 1.50%. The Company has not borrowed under the Credit Agreement as of and for the years ended December 31, 2015 and 2014. No interest is payable on the unused portion of the Credit Agreement.

The proceeds of the Credit Agreement may be used by the Company and its subsidiaries for ongoing working capital needs and other general corporate purposes. The line of credit agreement contains representations, warranties and covenants that are customary for agreements of this type.
Note 5 Capital Stock
Common Shares
The Company has only one class of securities outstanding, Common Shares, no par value per share.
Authorization of Preferred Shares
The Company’s Amended and Restated Articles of Incorporation authorize the issuance of 1,000,000 “blank check” preferred shares with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors. The Board of Directors is authorized, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting or other rights of the holders of the Common Shares. There were no shares of preferred stock issued or outstanding at December 31, 2015 or 2014.
Note 6 Compensation Plans
Equity Incentive Plans
2014 Equity and Cash Incentive Plan
At the Company’s annual shareholder meeting on April 30, 2014, shareholders approved the 2014 Equity and Cash Incentive Plan (“2014 Plan”). The 2014 Plan is intended to facilitate the Company’s ability to attract and retain staff, provide additional incentive to employees and directors, and promote the success of the Company’s business. The 2014 Plan authorizes the issuance of 600,000 Common Shares of the Company in various forms of equity awards. The 2014 Plan also authorizes cash incentive awards. As of December 31, 2015, there were 456,808 Common Shares available for awards under the 2014 Plan. The 2014 Plan provides that the Board of Directors, or a committee appointed by the Board, may grant awards and otherwise administer the 2014 Plan. Restricted stock units and restricted stock grants issued under the 2014 Plan, which vest over time, are recorded as deferred compensation in the equity section of the balance sheet on the grant date and then recognized as compensation expense based on the grant date price over the vesting period of the respective grant. Stock grants issued under the 2014 Plan are recorded as compensation expense based on the grant date price.
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
Share-Based Payment Transactions
The Company issues restricted stock units and restricted stock awards (collectively, "Restricted Stock") under the 2014 Plan. Restricted stock units represent shares which may be issued in the future, whereas restricted stock awards represent shares issued and outstanding upon grant with vesting restrictions. The following table represents a roll-forward of outstanding Restricted Stock and related activity during the years ended December 31, 2015 and 2014:

	Shares	Weighted-Average Grant Date Price per Share
Outstanding Restricted Stock as of December 31, 2013	312,099	$74.17
Grants issued	60,613	124.05
Grants vested	(28,731)	63.47
Grants forfeited	(8,213)	77.23
Outstanding Restricted Stock as of December 31, 2014	335,768	$79.79
Grants issued	82,050	169.50
Grants vested	(84,962)	73.47
Grants forfeited	(3,500)	77.81
Outstanding Restricted Stock as of December 31, 2015	329,356	$108.46

Total deferred compensation related to unvested Restricted Stock grants was $19.3 million as of December 31, 2015. Compensation expense related to the restricted stock grants is calculated based upon the fair market value of the Common Shares on grant date, adjusted for estimated forfeitures. Compensation expense recognition of deferred compensation over the remaining vesting periods, adjusted for estimated forfeitures, is as follows:

2016	2017	2018	2019	2020	Thereafter	Total
$5,243,958	$4,647,054	$3,943,960	$3,039,242	$1,309,111	$1,111,459	$19,294,784
Stock Grant Transactions
The following table represents stock issued as part of our incentive compensation program during the years ended December 31, 2015, 2014, and 2013:

	Shares Issued	Grant Date Value
December 31, 2015	27,192	$3,826,458
December 31, 2014	33,745	3,984,816
December 31, 2013	59,006	4,606,008
401(k) Plan
The Company sponsors a 401(k) plan in which all employees are eligible to participate. Employees may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions of common shares of the Company with a value equal to 200 percent of the first six percent of an employee’s compensation contributed to the plan. Employees become fully vested in the matching contributions after six plan years of employment. The following table summarizes the Company’s expenses attributable to the plan during the years ended December 31, 2015, 2014 and 2013:

For the year ended December 31,
2015	2014	2013
$1,645,434	$1,356,035	$1,158,354
Deferred Compensation Plans
The Company offers two deferred compensation plans, the Diamond Hill Fixed Term Deferred Compensation Plan and the Diamond Hill Variable Term Deferred Compensation Plan (collectively the “Plans”) to its employees. Under the Plans, participants may elect to voluntarily defer, for a minimum of five years, certain incentive compensation, that the Company then contributes into the Plans. Each participant is responsible for designating investment options for assets they contribute, and the distribution paid to each participant reflects any gains or losses on the assets realized while in the Plans. Assets held in the Plans are included in the Company’s investment portfolio, and the associated obligation to participants is included in deferred compensation liability. Assets held in the Plans are recorded at fair value. Deferred compensation liability was $10.2 million and $5.7 million at December 31, 2015 and 2014, respectively.
Note 7 Operating Leases
The Company currently leases office space of approximately 42,400 square feet at two locations. The following table summarizes the total lease and operating expenses for the years ended December 31, 2015, 2014 and 2013:

For the year ended December 31,
2015	2014	2013
$928,440	$905,061	$730,845
The approximate future minimum lease payments under the operating leases are as follows:

	Future Minimum Lease Payments by Year
Total	2016	2017	2018	2019	2020	Thereafter
$5,585,502	$696,198	$696,198	$632,120	$595,807	$624,179	$2,341,000

In addition to the above lease payments, the Company is also responsible for normal operating expenses of the properties. Such operating expenses were approximately $0.4 million, $0.3 million and $0.2 million in 2015, 2014 and 2013, respectively.

Note 8 Income Taxes
The Company files a consolidated federal income tax return. It is the policy of the Company to allocate the consolidated tax provision to subsidiaries as if each subsidiary’s tax liability or benefit were determined on a separate company basis. As part of the consolidated group, subsidiaries transfer to the Company their current federal tax liabilities or assets.

	As of December 31,
	2015	2014	2013
Current city income tax provision	$1,245,285	$935,612	$952,957
Current state income tax provision	335,897	429,147	268,920
Current federal income tax provision	22,874,571	15,015,813	17,866,911
Deferred federal income tax expense (benefit)	(3,547,088)	2,404,433	(5,611,451)
Provision for income taxes	$20,908,665	$18,785,005	$13,477,337
A reconciliation of income tax expense at the statutory federal rate to the Company’s income tax expense is as follows:

	2015	2014	2013
Income tax computed at statutory rate	$20,294,107	$17,628,078	$12,471,258
City and state income taxes, net of federal benefit	1,027,768	887,093	794,220
Other	(413,210)	269,834	211,859
Income tax expense	$20,908,665	$18,785,005	$13,477,337
Net deferred tax assets consist of the following at December 31, 2015 and 2014:

	2015	2014
Stock-based compensation	$6,077,629	$5,433,419
Accrued compensation	4,724,670	2,964,688
Unrealized gains	(722,466)	(2,436,006)
Property and equipment	(815,825)	(369,248)
Other assets and liabilities	(57,929)	66,139
Net deferred tax assets	$9,206,079	$5,658,992
The net temporary differences incurred to date will reverse in future periods as the Company generates taxable earnings. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets recorded. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2015, no valuation allowance was deemed necessary.
The Company's income taxes payable has been reduced by the tax benefits from equity incentive plan awards. These tax benefits are considered windfall tax benefits under ASC 718 and are recognized as an increase to common stock. For Restricted Stock, the Company receives an excess income tax benefit calculated as the tax effect of the difference between the fair market value of the stock at the time of grant and vesting. The Company also records a tax benefit on dividends paid on Restricted Stock during the vesting period. The Company had net tax benefits from equity awards of $2.9 million, $1.0 million, and $0.8 million, for the years ended December 31, 2015, 2014 and 2013, respectively.
FASB ASC 740, Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company did not record an accrual for tax related uncertainties or unrecognized tax positions as of December 31, 2015. The Company does not expect a change to the reserve for uncertain tax positions within the next twelve months that would have a material impact on the consolidated financial statements.

The Company files income tax returns in the federal and all applicable state and local jurisdictions. The Company is subject to federal, state and local examinations by tax authorities for tax years ended December 31, 2012 through 2015.
Note 9 Earnings Per Share
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

	Year Ended December 31,
	2015	2014	2013
Net income	$37,074,497	$31,580,931	$22,154,828

Weighted average number of outstanding shares - Basic	3,277,920	3,196,127	3,142,083
Dilutive impact of restricted stock grants with forfeitable rights to dividends	74,957	67,453	52,180
Dilutive impact of restricted stock units	6,909	2,588	—
Weighted average number of outstanding shares - Diluted	3,359,786	3,266,168	3,194,263

Earnings per share
Basic	$11.31	$9.88	$7.05
Diluted	$11.03	$9.67	$6.94
Note 10 Regulatory Requirements
BHIL, a wholly owned subsidiary of the Company and principal underwriter for mutual funds, is subject to the SEC’s Uniform Net Capital Rule 15c3‑1, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital cannot exceed 15 to 1. BHIL’s net capital exceeded its minimum net capital requirement at December 31, 2015 and 2014. The net capital balances, minimum net capital requirements, and ratio of aggregate indebtedness to net capital for BHIL are summarized below as of December 31, 2015 and 2014:

	As of December 31,
	2015	2014
Net Capital	$507,518	$370,604
Minimum Net Capital Requirement	84,514	84,055
Ratio of Aggregate Indebtedness to Net Capital	2.50 to 1	3.40 to 1
Note 11 Commitments and Contingencies
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
There have been no changes in the Company’s internal control over financial reporting during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.
The Company’s independent registered public accounting firm, KPMG LLP, has audited the Company’s 2015 and 2014 consolidated financial statements included in this Annual Report on Form 10-K and the Company’s internal control over financial reporting as of December 31, 2015, and has issued its Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements, which is included in this Annual Report on Form 10-K.

ITEM 9B.	Other Information
None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance
Information required by this Item 10 is incorporated herein by reference from the Company’s definitive proxy statement for its 2016 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A of the Exchange Act (the “2016 Proxy Statement”), under the captions: “Section 16(a) Beneficial Ownership Reporting Compliance”, “Proposal 1 – Election of Directors”, “Proposal 1 – Election of Directors – The Board of Directors and Committees”, “Proposal 1 – Election of Directors – Corporate Governance”, and “Proposal 1 – Election of Directors – Executive Officers and Compensation Information”.

ITEM 11.	Executive Compensation
Information required by this Item 11 is incorporated herein by reference from the Company’s 2016 Proxy Statement under the captions: “Proposal 1 – Election of Directors—The Board of Directors and Committees”, “Proposal 1 – Election of Directors – Corporate Governance”, “Proposal 1 – Election of Directors – Corporate Governance – Compensation Committee Interlocks and Insider Participation”, “Proposal 1 – Election of Directors – Executive Officers and Compensation Information”, and “Proposal 1 – Election of Directors – Compensation Committee Report”.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information concerning our equity compensation plans at December 31, 2015:
Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	—	$—	456,808	[1]

1	This amount relates to common shares that may be issued under our 2014 Equity and Cash Incentive Plan.
The other information required by this Item 12 is incorporated herein by reference from the Company’s 2016 Proxy Statement under the captions: “Security Ownership of Certain Beneficial Owners and Management” and “Proposal 1 – Election of Directors – Executive Officers and Compensation Information”.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by this Item 13 is incorporated herein by reference from the Company’s 2016 Proxy Statement under the caption: “Proposal 1 – Election of Directors – Director Independence” and “Proposal 1 – Election of Directors – Corporate Governance”.

ITEM 14.	Principal Accounting Fees and Services
Information required by this Item 14 is incorporated herein by reference from the Company’s 2016 Proxy Statement under the caption: “Proposal 2 – Ratification of the Appointment of Independent Registered Public Accounting Firm”.

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

10.1
Amended and Restated Investment Management Agreement between Diamond Hill Capital Management, Inc. and the Diamond Hill Funds dated November 17, 2011, as amended November 21, 2013. (Incorporated by reference from Exhibit 28(d)(iii) to Post-Effective Amendment Nos. 45 and 46 to Registration Statement on Form N-1A (File Nos. 333-22075 and 811-08061) filed by Diamond Hill Funds on February 27, 2015)

10.2
Amended and Restated Administrative and Transfer Agency Services Agreement dated as of May 31, 2002, as amended January 1, 2016, between Diamond Hill Capital Management, Inc. and the Diamond Hill Funds. (Incorporated by reference from Exhibit 28(h)(vii) to Post-Effective Amendment Nos. 49 and 50 to Registration Statement on Form N-1A (File Nos. 333-22075 and 811-08061) filed by Diamond Hill Funds on December 7, 2015)

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

10.5*
Employment Agreement between Diamond Hill Capital Management, Inc. and Roderick H. Dillon, Jr. dated January 1, 2016. (Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 4, 2016; File No. 000-24498.)

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

10.9*
Diamond Hill Investment Group, Inc. Compensation Recoupment and Restitution Policy Acknowledgment and Agreement. (Incorporated by reference from Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on February 20, 2013; File No. 000-24498.)

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

10.14
Loan Agreement by and between Diamond Hill Capital Management, Inc., Diamond Hill Investment Group, Inc. and The Huntington National Bank dated November 8, 2013. (Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 14, 2013; File No. 000-24498.)

10.15
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

DIAMOND HILL INVESTMENT GROUP, INC.

By:	/s/ Christopher M. Bingaman
	Christopher M. Bingaman, Chief Executive Officer	February 25, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher M. Bingaman	Chief Executive Officer and	February 25, 2016
Christopher M. Bingaman	President

/s/ Thomas E. Line	Chief Financial Officer and	February 25, 2016
Thomas E. Line	Treasurer

/s/ Jeffrey J. Cook	Controller	February 25, 2016
Jeffrey J. Cook

/s/ R. H. Dillon	Director	February 25, 2016
R. H. Dillon

James F. Laird*	Secretary and a Director	February 25, 2016
James F. Laird

Randolph J. Fortener*	Director	February 25, 2016
Randolph J. Fortener

Paul A. Reeder, III*	Director	February 25, 2016
Paul A. Reeder, III

Bradley C. Shoup*	Director	February 25, 2016
Bradley C. Shoup

Frances A. Skinner*	Director	February 25, 2016
Frances A. Skinner

* By	/s/ Thomas E. Line
Thomas E. Line
Executed by Thomas E. Line
on behalf of those indicated pursuant to Powers of Attorney