Form 10-Q
period 2016-03-31
DIAMOND HILL INVESTMENT GROUP INC
filed 2016-04-27
CIK 909108

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
Commission file number 000-24498

DIAMOND HILL INVESTMENT GROUP, INC.

(Exact name of registrant as specified in its charter)

Ohio	65-0190407
(State of incorporation)	(I.R.S. Employer Identification No.)
325 John H. McConnell Blvd, Suite 200, Columbus, Ohio 43215
(Address of principal executive offices) (Zip Code)
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes:  ☐    No:  ☒
The number of shares outstanding of the issuer’s common stock, as of April 27, 2016, is 3,410,224 shares.

DIAMOND HILL INVESTMENT GROUP, INC.

PART I:	FINANCIAL INFORMATION

ITEM 1:	Consolidated Financial Statements
Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	3/31/2016	12/31/2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$49,337,654	$57,474,777
Investment portfolio	56,189,839	52,490,820
Accounts receivable	16,714,045	18,579,302
Prepaid expenses	1,880,449	1,780,105
Property and equipment, net of depreciation	4,242,557	4,253,361
Income taxes receivable	5,692,919	1,402,137
Deferred taxes	9,361,285	9,206,079
Total assets	$143,418,748	$145,186,581
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$4,996,595	$7,651,324
Accrued incentive compensation	4,627,000	21,984,500
Deferred compensation	12,520,233	10,236,743
Total liabilities	22,143,828	39,872,567
Redeemable noncontrolling interest	4,294,098	—
Shareholders’ equity
Common stock, no par value 7,000,000 shares authorized; 3,409,281 issued and outstanding at March 31, 2016 (inclusive of 218,823 unvested shares); 3,414,338 issued and outstanding at December 31, 2015 (inclusive of 310,356 unvested shares)	107,438,271	102,536,527
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred equity compensation	(21,795,383)	(19,294,784)
Retained earnings	31,337,934	22,072,271
Total shareholders’ equity	116,980,822	105,314,014
Total liabilities and shareholders’ equity	$143,418,748	$145,186,581

Book value per share	$34.31	$30.84
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
	2016	2015
REVENUES:
Investment advisory	$26,686,785	$25,400,536
Mutual fund administration, net	3,770,705	3,917,871
Total revenue	30,457,490	29,318,407
OPERATING EXPENSES:
Compensation and related costs	12,398,708	12,784,781
General and administrative	2,485,161	1,993,547
Sales and marketing	993,122	609,700
Mutual fund administration	876,066	736,373
Total operating expenses	16,753,057	16,124,401
NET OPERATING INCOME	13,704,433	13,194,006
Investment income	747,222	1,344,683
INCOME BEFORE TAXES	14,451,655	14,538,689
Income tax expense	(5,171,776)	(5,026,067)
NET INCOME	9,279,879	9,512,622
Less: Net income attributable to redeemable noncontrolling interest	(14,216)	—
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$9,265,663	$9,512,622
Earnings per share attributable to common shareholders
Basic	$2.73	$2.96
Diluted	$2.73	$2.89
Weighted average shares outstanding
Basic	3,388,743	3,218,154
Diluted	3,393,396	3,296,168
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest (unaudited)

	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at January 1, 2015	3,317,728	$84,855,693	$(12,566,133)	$2,029,664	$74,319,224	$—
Issuance of restricted stock grants	56,000	7,685,760	(7,685,760)	—	—	—
Amortization of restricted stock grants	—	—	1,593,281	—	1,593,281	—
Issuance of stock grants	27,192	3,826,458	—	—	3,826,458	—
Issuance of common stock related to 401k plan match	2,712	375,291	—	—	375,291	—
Net excess tax benefit from vested restricted stock grants	—	1,343,455	—	—	1,343,455	—
Shares withheld related to employee tax withholding	(20,938)	(2,891,523)	—	—	(2,891,523)	—
Net income	—	—	—	9,512,622	9,512,622	—
Balance at March 31, 2015	3,382,694	$95,195,134	$(18,658,612)	$11,542,286	$88,078,808	$—

Balance at January 1, 2016	3,414,338	$102,536,527	$(19,294,784)	$22,072,271	$105,314,014	$—
Cumulative-effect adjustment from the adoption of ASU 2015-02 (Note 2)	—	—	—	—	—	4,031,756
Issuance of restricted stock grants	16,800	4,098,988	(4,098,988)	—	—	—
Amortization of restricted stock grants	—	—	1,598,389	—	1,598,389	—
Issuance of stock grants	21,940	3,879,431	—	—	3,879,431	—
Issuance of common stock related to 401k plan match	2,635	468,710	—	—	468,710	—
Tax benefit from dividend payments related to restricted stock grants	—	925,000	—	—	925,000	—
Net excess tax benefit from vested restricted stock grants	—	4,303,621	—	—	4,303,621	—
Shares withheld related to employee tax withholding	(46,432)	(8,774,006)	—	—	(8,774,006)	—
Net income	—	—	—	9,265,663	9,265,663	14,216
Net issuance of ETF shares to noncontrolling shareholders	—	—	—	—	—	248,126
Balance at March 31, 2016	3,409,281	$107,438,271	$(21,795,383)	$31,337,934	$116,980,822	$4,294,098

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$9,279,879	$9,512,622
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	162,378	106,462
Stock-based compensation	2,067,099	1,968,572
(Increase)/decrease in accounts receivable	1,865,257	(211,141)
Change in current income taxes	937,839	(511,672)
Change in deferred income taxes	(155,206)	(36,180)
Net investment income	(703,399)	(1,337,887)
Decrease in accrued incentive compensation	(13,478,069)	(9,765,792)
Increase in deferred compensation	2,283,490	4,408,762
Excess income tax benefit from stock-based compensation	(4,303,621)	(1,343,455)
Income tax benefit from dividends paid on restricted stock	(925,000)	—
Other changes in assets and liabilities	(1,056,871)	(664,981)
Net cash provided by (used in) operating activities	(4,026,224)	2,125,310
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(106,654)	(565,144)
Cost of seed capital investments purchased	(6,133,800)	(4,292,263)
Proceeds from sale of seed capital investments	6,500,000	—
Net cash provided by (used in) investing activities	259,546	(4,857,407)
CASH FLOWS FROM FINANCING ACTIVITIES:
Value of shares withheld related to employee tax withholding	(8,774,006)	(2,891,523)
Excess income tax benefit from stock-based compensation	4,303,621	1,343,455
Income tax benefit from dividends paid on restricted stock	925,000	—
Net redemptions of redeemable noncontrolling interest	(825,060)	—
Net cash used in financing activities	(4,370,445)	(1,548,068)
CASH AND CASH EQUIVALENTS
Net change during the period	(8,137,123)	(4,280,165)
At beginning of period	57,474,777	35,777,140
At end of period	$49,337,654	$31,496,975
Supplemental cash flow information:
Income taxes paid	$4,389,143	$5,519,528
Supplemental disclosure of non-cash transactions:
Common stock issued as incentive compensation	$3,879,431	$3,826,458
Charitable donation of corporate investments	1,729,735	1,401,202
Cumulative-effect adjustment from the adoption of ASU 2015-02 (Note 2)	4,031,756	—
Net issuance of ETF shares for marketable securities	1,077,565	—
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
Diamond Hill Capital Management, Inc. ("DHCM"), an Ohio corporation, is a wholly owned subsidiary of the Company and a registered investment adviser. DHCM is the investment adviser to the Diamond Hill Funds (the "Funds"), a series of open-end mutual funds, private investment funds ("Private Funds"), an exchange traded fund (the "ETF"), and other institutional accounts. In addition, DHCM is administrator for the Funds.
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
Note 2 Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of March 31, 2016 and December 31, 2015, and for the three month periods ended March 31, 2016 and 2015, for Diamond Hill Investment Group, Inc. and its subsidiaries (referred to in these notes to the condensed consolidated financial statements as "the Company," "management," "we," "us," and "our") have been prepared in accordance with United States generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q and Article 10 of the Securities and Exchange Commission ("SEC") Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair statement of the financial condition and results of operations at the dates and for the interim periods presented, have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for any full fiscal year. These unaudited condensed consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 ("2015 Annual Report") as filed with the SEC.
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
Principles of Consolidation
The accompanying consolidated financial statements include the operations of the Company and its controlled subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.
The Company holds certain investments in the Funds and the ETF we advise for general corporate investment purposes and to provide seed capital for newly formed strategies. The Funds are organized in a series fund structure in which there are multiple mutual funds within one Trust. The Trust is an open-end investment company registered under the Investment Company Act of 1940, as amended (the"1940 Act"). The ETF we advise is an individual series of ETF Series Solutions which is also an open-end investment company registered under the 1940 Act. Each of the mutual funds and the ETF represent a separate share class of a legal entity organized under the trust. As of January 1, 2016, the Company adopted ASU 2015-02 - Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02") and we have performed our analysis at the individual mutual fund and ETF level and have concluded the mutual funds and ETF are voting rights entities ("VREs"). The Company has concluded that the mutual funds and the ETF are VREs because the structure of the investment product is such that the shareholders are deemed to have the power through voting rights to direct the activities that most significantly impact the entity's economic performance. To the extent material, these investment products would be consolidated if Company ownership, directly or indirectly, represents a majority interest (greater than 50%). The Company records redeemable noncontrolling interests in consolidated investments for which the Company's ownership is less than 100%.
The Company consolidated the ETF as our ownership was greater than 50%. We adopted ASU 2015-02 utilizing the modified retrospective transition method and have recorded a cumulative-effect adjustment to equity of $4.0 million as of January 1, 2016. Prior to the adoption of ASU 2015-02, we performed our analysis at the trust level and concluded we did not need to consolidate the Funds or the ETF as we owned less than 1% of the voting interest in the respective trusts.
DHCM is the managing member of Diamond Hill General Partner, LLC (the “General Partner”), the general partner of Diamond Hill Investment Partners, L.P. (“DHIP”) and Diamond Hill Global Fund, L.P. ("DHGF"), each a limited partnership whose underlying assets consist primarily of marketable securities, or collectively (the “LPs”).
DHCM is wholly owned by the Company and is consolidated by us. Further, DHCM, through its control of the General Partner, has the power to direct each LP’s economic activities and the right to receive investment advisory fees that may be significant to the LPs.
The Company concluded we did not have a variable interest in DHIP as the fees paid to the General Partner are considered to contain customary terms and conditions as found in the market for similar products and the Company has no equity ownership in DHIP.
The Company concluded DHGF was a variable interest entity ("VIE") as DHCM has disproportionately less voting interests than economic interests because the Company receives over 95% of the variability of DHGF, yet the Limited Partners have full power to remove the Company as the General Partner due to the existence of substantive kick-out rights. In addition, substantially all of the LPs' activities are conducted on behalf of the General Partner which has disproportionately few voting rights. The Company concluded we are not the primary beneficiary of DHGF as we lack the power to control the entity due to the existence of single-party kick-out rights where the limited partner has the unilateral ability to remove us as the General Partner without cause. DHCM’s investment in DHGF is reported as a component of the Company’s investment portfolio, valued at DHCM’s proportionate interest in the net asset value ("NAV") of DHGF.
The LPs are not subject to lock-up periods and can be redeemed on demand. Gains and losses attributable to changes in the value of DHCM’s interests in the LPs are included in the Company’s reported investment income. The Company’s exposure to loss as a result of its involvement with the LPs is limited to the amount of its investments. DHCM is not obligated to provide, and has not provided, financial or other support to the LPs, other than its investments to date and its contractually provided investment advisory responsibilities. The Company has not provided liquidity arrangements, guarantees or other commitments to support the LPs’ operations, and the LPs’ creditors and interest holders have no recourse to the general credit of the Company.
Certain board members, officers and employees of the Company invest in DHIP and are not subject to a management fee or an incentive fee. These individuals receive no remuneration as a result of their personal investment in DHIP. The capital of the General Partner is not subject to a management fee or an incentive fee.
Redeemable Noncontrolling Interest
Redeemable noncontrolling interest represents third-party interests in the Company's consolidated ETF. This interest is redeemable at the option of the investors and therefore is not treated as permanent equity. Redeemable noncontrolling interest is remeasured at redemption value which approximates the fair value each reporting period.
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

Accounts Receivable
Accounts receivable are recorded when they are due and are presented on the balance sheet net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of those individuals or entities that owe the receivable. No allowance for doubtful accounts was deemed necessary at March 31, 2016 or December 31, 2015. Accounts receivable from the Funds were $9.1 million and $9.2 million as of March 31, 2016 and December 31, 2015, respectively.
Investments
Management determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination at each reporting period.
Investments classified as trading represent seed capital investments in the Funds we advise where the Company has neither control nor the ability to exercise significant influence as well as equity securities held in the consolidated ETF. These investments are measured at fair value based on quoted market prices. Unrealized gains and losses are recorded as investment income in the Company's consolidated statements of income.
Investments classified as equity method investments represent seed capital investments in which the Company owns between 20-50% of the outstanding voting interests in the entity or when it is determined that the Company is able to exercise significant influence but not control over the investments. When using the equity method, the Company recognizes its respective share of the investee's net income or loss for the period which is recorded as investment income in the Company's consolidated statements of income.
Valuation of Investment Portfolio
Level 1 inputs are defined as fair values that use quoted prices in active markets for identical assets or liabilities. The following table summarizes the values of the Company’s investments based upon Level 1 inputs as of March 31, 2016:

March 31, 2016
Level 1 Inputs	$95,736,885
Level 1 investments are all registered investment companies (mutual funds) and include as of March 31, 2016 $41.0 million of third party money market mutual funds that the Company classifies as cash equivalents. In accordance with Subtopic 820-10, certain investments in limited partnerships that are measured at fair value using NAV as a practical expedient have not been classified in the fair value hierarchy. There were $1.4 million of investments in limited partnerships that were measured at NAV at March 31, 2016. The Company determines transfers between fair value hierarchy levels at the end of the reporting period. There were no transfers in or out of the levels during the three months ended March 31, 2016.
The changes in fair values of the investments are recorded in the Consolidated Statements of Income as investment income.
Property and Equipment
Property and equipment, consisting of leasehold improvements, computer equipment, furniture, and fixtures, are carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated lives of the assets.
Revenue Recognition – General
The Company earns substantially all of its revenue from investment advisory and fund administration services. Investment advisory and administration fees, generally calculated as a percentage of assets under management ("AUM"), are recorded as revenue as services are performed. In addition to fixed fees based on a percentage of AUM, certain client accounts also provide periodic variable incentive fees. Investment advisory revenue from the Funds was $20.3 million and $18.5 million for the three months ended March 31, 2016 and March 31, 2015, respectively.

Revenue Recognition – Variable Incentive Fees
The Company manages certain client accounts that provide for variable incentive fees. These fees are calculated based on client investment results over rolling five-year periods. The Company records variable incentive fees at the end of the contract measurement period. No variable incentive fees were earned during the three months ended March 31, 2016 or 2015. The table below shows AUM subject to variable incentive fees and the amount of variable incentive fees that would be recognized if the contracts were terminated as of March 31, 2016:

As of March 31,
2016
AUM subject to variable incentive fees	$548,408,661

As of March 31,
2016
Contractual Period Ends:
Quarter Ended June 30, 2017	$—
Quarter Ended December 31, 2018	341,001
Quarter Ended September 30, 2019	422,339
Quarter Ended March 31, 2020	—
Total variable incentive fees that would be recognized if contract terminated	$763,340

The contractual end dates highlight the time remaining until the variable incentive fees are scheduled to be earned. The amount of variable incentive fees that would be recognized if the contracts were terminated as of March 31, 2016 or 2015 will increase or decrease based on future client investment results through the contractual period end. There can be no assurance that the above amounts will ultimately be earned.
Revenue Recognition – Mutual Fund Administration
DHCM has an administrative and transfer agency services agreement with the Funds under which DHCM performs certain services for each Fund. These services include mutual fund administration, fund accounting, transfer agency and other related functions. For performing these services each Fund pays DHCM a fee, which is calculated using an annual rate times the average daily net assets of each respective share class. For the first quarter of 2016 and the entire fiscal year 2015, the annual rate was 0.24% for Class A and C shares and 0.10% for Class Y shares. For the first quarter of 2016, the annual rate was 0.20% for Class I shares. In 2015, the rate for Class I shares was 0.21% beginning July 1, 2015 and 0.24% prior to July 1, 2015.
The Funds have selected and contractually engaged certain vendors to fulfill various services to benefit the Funds’ shareholders or to satisfy regulatory requirements of the Funds. These services include, among others, required shareholder mailings, federal and state registrations, and legal and audit services. DHCM, in fulfilling a portion of its role under the administration agreement with the Funds, acts as agent to pay these obligations of the Funds. Each vendor is independently responsible for fulfillment of the services it has been engaged to provide and negotiates fees and terms with the management and board of trustees of the Funds. The fee that each Fund pays to DHCM is reviewed annually by the Funds’ board of trustees and specifically takes into account the contractual expenses that DHCM pays on behalf of the Funds. As a result, DHCM is not involved in the delivery or pricing of these services and bears no risk related to these services. Revenue has been recorded net of these Fund related expenses, in accordance with FASB ASC 605-45, Revenue Recognition – Principal Agent Considerations. In addition, DHCM advances the upfront commissions that are paid to brokers who sell Class C shares of the Funds. These advances are capitalized and amortized over 12 months to correspond with the repayments DHCM receives from the principal underwriter to recoup this commission advancement.
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
Mutual fund administration gross and net revenue are summarized below:

	Three Months Ended March 31,
	2016	2015
Mutual fund administration:
Administration revenue, gross	$6,760,870	$6,379,960
12b-1/service fees and commission revenue received from fund clients	2,625,391	2,744,151
12b-1/service fees and commission expense payments to third parties	(2,328,490)	(2,373,863)
Fund related expense	(3,268,063)	(2,838,794)
Revenue, net of related expenses	3,789,708	3,911,454
DHCM C-Share financing:
Broker commission advance repayments	193,310	251,360
Broker commission amortization	(212,313)	(244,943)
Financing activity, net	(19,003)	6,417
Mutual fund administration revenue, net	$3,770,705	$3,917,871

Mutual fund administrative net revenue from the Funds was $2.7 million and $3.1 million for the three months ended March 31, 2016 and March 31, 2015, respectively.
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
The Company is subject to examination by various federal and applicable state and local jurisdictions for various tax periods. The Company’s income tax positions are based on research and interpretations of the income tax laws and rulings in each of the jurisdictions in which it does business. Due to the subjectivity of interpretations of laws and rulings in each jurisdiction, the differences and interplay in tax laws between those jurisdictions, as well as the inherent uncertainty in estimating the final resolution of complex tax audit matters, the Company’s estimates of income tax liabilities may differ from actual payments or assessments. The Company regularly assesses its position with regard to tax exposures and records liabilities for these uncertain tax positions and related interest and penalties, if any, according to the principles of FASB ASC 740, Income Taxes. As of March 31, 2016, the Company had not recorded any liability for uncertain tax positions. The Company records interest and penalties, if any, within income tax expense on the income statement.
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

Recently Issued Accounting Standards
In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers", which supersedes existing accounting standards for revenue recognition and creates a single framework. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This standard also specifies the accounting for certain costs to obtain or fulfill a contract with a customer. This ASU will supersede much of the existing revenue recognition guidance in GAAP and is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period, and requires either a retrospective or a modified retrospective approach to adoption. The Company is currently assessing the impact of this standard on its consolidated financial statements and related disclosures, as well as the transition methods. Early application is permitted for the first interim period within annual reporting periods beginning after December 15, 2016.
In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting", which is intended to improve the accounting for share-based payment transactions as part of the FASB's simplification initiative. The ASU changes seven aspects of the accounting for share-based payment award transactions, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; (5) classification of employee taxes paid on the statement of cash flows when an employer withholds share for tax-withholding purposes; (6) practical expedient - expected term (nonpublic only); and (7) intrinsic value (nonpublic only). The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted in any interim or annual period provided that the entire ASU is adopted. The Company is currently assessing the impact of this standard on its consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02, "Leases", which, among other things, requires lessees to recognize most leases on-balance sheet. This will increase their reported assets and liabilities - in some cases very significantly. Lessor accounting remains substantially similar to current GAAP. ASU 2016-02 supersedes Topic 840, Leases. ASU 2016 is effective for annual and interim periods in fiscal years beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method for all entities. The Company is currently assessing the impact of this standard on its consolidated financial statements and related disclosures.

Note 3 Investment Portfolio
As of March 31, 2016, the Company held investments (excluding third party money market funds which are included with cash and cash equivalents) worth $56.2 million. The following table summarizes the fair value of these investments as of March 31, 2016:

As of
March 31, 2016
Trading investments:
Equity securities held in consolidated ETF(a)	$16,394,754
Seed capital investments	9,428,651
Equity method investments	17,846,201
Deferred compensation investments	12,520,233
Total Investment portfolio	$56,189,839
(a) Of the equity interests in consolidated ETF as of March 31, 2016, $12.1 million were held directly by the Company and $4.3 million were held by noncontrolling shareholders.

The deferred compensation investments above consist of Diamond Hill Funds and relate to deferred compensation liabilities from both deferred compensation plans (refer to Note 5). As of March 31, 2016, trading investments and equity method investments held in deferred compensation investments were $10.8 million and $1.7 million, respectively.

The underlying assets of the company's equity method investments are cash, marketable equity securities and fixed income securities. The following table includes summary financial information from the Company's equity method investments as of and for the period ended March 31, 2016:

As of
March 31, 2016
Total assets	$51,463,911
Total liabilities	2,819,908
Net assets	48,644,003
DHCM's portion of net assets	19,524,277

For the Three Months Ended
March 31, 2016
Net income	1,302,108
DHCM's portion of net income	646,565
Note 4 Line of Credit
The Company has an uncommitted Line of Credit Agreement (the "Credit Agreement") with a commercial bank that matures in November of 2016 and permits the Company to borrow up to $10.0 million. Borrowings under the Credit Agreement bear interest at a rate equal to LIBOR plus 1.50%. The Company has not borrowed under the Credit Agreement as of and for the periods ended March 31, 2016 and December 31, 2015. No interest is payable on the unused portion of the Credit Agreement.

The proceeds of the Credit Agreement may be used by the Company and its subsidiaries for ongoing working capital needs and other general corporate purposes. The Credit Agreement contains representations, warranties and covenants that are customary for agreements of this type.

Note 5 Compensation Plans
Share-Based Payment Transactions
The Company issues restricted stock units and restricted stock awards (collectively, "Restricted Stock") under the 2014 Equity and Cash Incentive Plan ("2014 Plan"). Restricted stock units represent shares that may be issued in the future, whereas restricted stock awards represent shares issued and outstanding upon grant with vesting restrictions. The following table represents a roll-forward of outstanding Restricted Stock and related activity during the three months ended March 31, 2016:

	Shares	Weighted-Average Grant Date Price per Share
Outstanding Restricted Stock as of December 31, 2015	329,356	$108.46
Grants issued	22,800	179.78
Grants vested	(108,333)	81.59
Grants forfeited	—	—
Total Outstanding Restricted Stock as of March 31, 2016	243,823	$127.06

As of March 31, 2016, there were 412,068 Common Shares available for awards under the 2014 Plan.
Total deferred compensation related to unvested Restricted Stock grants was $21.8 million as of March 31, 2016. Compensation expense related to the Restricted Stock grants is calculated based upon the fair market value of the Common Shares on grant date, adjusted for estimated forfeitures. The recognition of compensation expense related to deferred compensation over the remaining vesting periods, adjusted for estimated forfeitures, is as follows:

Nine Months Remaining In
2016	2017	2018	2019	2020	Thereafter	Total
$5,102,629	$6,159,198	$4,291,586	$3,386,868	$1,656,737	$1,198,365	$21,795,383
Stock Grant Transactions
The following table represents stock issued as part of our incentive compensation program during the three months ended March 31, 2016 and 2015:

	Shares Issued	Grant Date Value
March 31, 2016	21,940	$3,879,431
March 31, 2015	27,192	3,826,458
Deferred Compensation Plans
The Company offers two deferred compensation plans, the Diamond Hill Fixed Term Deferred Compensation Plan and the Diamond Hill Variable Term Deferred Compensation Plan (collectively the “Plans”), to its employees. Under the Plans, participants may elect to voluntarily defer, for a minimum of five years, certain incentive compensation, that the Company then contributes into the Plans. Each participant is responsible for designating investment options for assets they contribute, and the distribution paid to each participant reflects any gains or losses on the assets realized while in the Plans. Assets held in the Plans are included in the Company’s investment portfolio and the associated obligation to participants is included in deferred compensation liability. Assets held in the Plans are recorded at fair value. Deferred compensation liability was $12.5 million and $10.2 million as of March 31, 2016 and December 31, 2015, respectively.

Note 6 Operating Leases
The Company currently leases office space of approximately 42,400 square feet at two locations. The following table summarizes the total lease and operating expenses for the three months ended March 31, 2016 and 2015:

	March 31, 2016	March 31, 2015
Three Months Ended	$227,349	$228,464
The approximate future minimum lease payments under the operating leases are as follows:

Future Minimum Lease Payments
Nine Months Remaining In
2016	2017	2018	2019	2020	Thereafter	Total
$522,148	$696,198	$632,120	$595,807	$624,179	$2,341,000	$5,411,452
In addition to the above lease payments, the Company is also responsible for normal operating expenses of the properties. Such operating expenses were approximately $0.4 million in 2015, on a combined basis, and are expected to be the same to be in 2016.
Note 7 Income Taxes
The Company has determined its interim tax provision projecting an estimated annual effective tax rate. For the three months ended March 31, 2016, the Company recorded income tax expense of $5.2 million, yielding an effective tax rate of 35.8%. The effective tax rate of 35.8% differed from the federal statutory tax rate of 35% due primarily to the additional income tax expense recorded in the state and city jurisdictions in which we do business which was partially offset by a $0.1 million tax benefit related to a charitable donation of appreciated securities previously held in our investment portfolio and
For the three months ended March 31, 2015, the Company recorded income tax expense of $5.0 million, yielding an effective tax rate of 34.6%. The effective tax rate differed from the federal statutory tax rate of 35% due primarily the recording of a $0.2 million tax benefit related to a charitable donation of appreciated securities previously held in our investment portfolio and the additional income tax expense recorded in the state and city jurisdictions in which we do business.
The net temporary differences incurred to date will reverse in future periods as the Company generates taxable earnings. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets recorded. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2016 and December 31, 2015, no valuation allowance was deemed necessary.
The Company's income taxes payable has been reduced by the excess tax benefits from equity incentive plan awards. These tax benefits are considered windfall tax benefits under ASC 718 and are recognized as an increase to common stock. For Restricted Stock, the Company receives an excess income tax benefit calculated as the tax effect of the difference between the fair market value of the stock at the time of grant and vesting. The Company also records a tax benefit on dividends paid on Restricted Stock. The Company had net excess tax benefits from equity awards of $5.2 million and $1.3 million for the three months ended March 31, 2016 and 2015, respectively, which were reflected as increases in equity.
FASB ASC 740, Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company did not record an accrual for tax related uncertainties or unrecognized tax positions as of March 31, 2016 or December 31, 2015.

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

	Three Months Ended March 31,
	2016	2015
Net Income	$9,279,879	$9,512,622
Less: Net income attributable to redeemable noncontrolling interest	(14,216)	—
Net income attributable to common shareholders	$9,265,663	$9,512,622

Weighted average number of outstanding shares - Basic	3,388,743	3,218,154
Dilutive impact of restricted stock awards with forfeitable rights to dividends	—	74,076
Dilutive impact of restricted stock units	4,653	3,938
Weighted average number of outstanding shares - Diluted	3,393,396	3,296,168

Earnings per share attributable to common shareholders
Basic	$2.73	$2.96
Diluted	$2.73	$2.89
Note 9 Commitments and Contingencies
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
Forward-looking Statements
Throughout this Quarterly Report on Form 10-Q, the Company may make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to such matters as anticipated operating results, prospects and levels of assets under management, technological developments, economic trends (including interest rates and market volatility), expected transactions and similar matters. The words “believe,” “expect,” “anticipate,” “estimate,” “should,” “hope,” “seek,” “plan,” “intend” and similar expressions identify forward-looking statements that speak only as of the date thereof. While we believe that the assumptions underlying our forward-looking statements are reasonable, investors are cautioned that any of the assumptions could prove to be inaccurate and, accordingly, our actual results and experiences could differ materially from the anticipated results or other expectations expressed in our forward-looking statements. Factors that could cause such actual results or experiences to differ from results discussed in the forward-looking statements include, but are not limited to: the adverse effect from a decline in the securities markets; a decline in the performance of our products; changes in interest rates; changes in national and local economic and political conditions; the continuing economic uncertainty in various parts of the world; changes in government policy and regulation, including monetary policy; changes in our ability to attract or retain key employees; unforeseen costs and other effects related to legal proceedings or investigations of governmental and self-regulatory organizations; and other risks identified from time-to-time in other public documents on file with the SEC.
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
Assets Under Management
Our revenue is derived primarily from investment advisory and administration fees. Investment advisory and administration fees paid to the Company are generally based on the value of the investment portfolios we manage and fluctuate with changes in the total value of our AUM. Substantially all of our AUM (97.6%) is valued based on readily available market quotations. AUM in the fixed income strategies (2.4%) is valued using evaluated prices from an independent third-party provider. Fees are recognized in the period that the Company manages these assets.
Revenues are highly dependent on both the value and composition of AUM. The following is a summary of our AUM by product and investment objective, and a roll-forward of the change in AUM for the three months ended March 31, 2016 and 2015:

	Assets Under Management by Product
	As of March 31,
(in millions)	2016	2015	% Change
Proprietary funds	$11,991	$10,424	15%
Sub-advised funds	624	740	(16)%
Institutional accounts	4,776	4,934	(3)%
Total AUM	$17,391	$16,098	8%

	Assets Under Management by Investment Objective
	As of March 31,
(in millions)	2016	2015	% Change
Small Cap	$1,753	$1,602	9%
Small-Mid Cap	2,506	1,588	58%
Large Cap	7,682	7,876	(2)%
Select (All Cap)	521	518	1%
Long-Short	4,507	4,246	6%
Corporate Credit	422	268	57%
Total AUM	$17,391	$16,098	8%

	Change in Assets Under Management
	For the Three Months Ended March 31,
(in millions)	2016	2015
AUM at beginning of the period	$16,841	$15,656
Net cash inflows (outflows)
proprietary funds	357	474
sub-advised funds	(40)	41
institutional accounts	40	(229)
	357	286
Net market appreciation and income	193	156
Increase during the period	550	442
AUM at end of the period	$17,391	$16,098
Consolidated Results of Operations
The following is a discussion of our consolidated results of operations.

	Three Months Ended March 31,
(in thousands, except per share amounts and percentages)	2016	2015	% Change
Net operating income	$13,704	$13,194	4%
Net operating income after tax(a)	$8,800	$8,633	2%
Net income attributable to common shareholders	$9,266	$9,513	(3)%
Net operating income after tax per diluted share(a)	$2.59	$2.62	(1)%
Earnings per share attributable to common shareholders (Diluted)	$2.73	$2.89	(6)%
Operating profit margin	45%	45%

(a)	Net operating income after tax is a non-GAAP performance measure. See the Use of Supplemental Data as Non-GAAP Performance Measure section within this report.

Three Months Ended March 31, 2016 compared with Three Months Ended March 31, 2015
The Company generated net income attributable to common shareholders of $9.3 million ($2.73 per diluted share) for the three months ended March 31, 2016, compared with net income attributable to common shareholders of $9.5 million ($2.89 per diluted share) for the three months ended March 31, 2015. Revenue increased $1.1 million period over period due to an increase in AUM. The revenue increase was partially offset by an increase in operating expenses of $0.6 million related to increases in general and administrative expenses and sales and marketing expenses. The Company had $0.7 million in investment gains due to market appreciation for the three months ended March 31, 2016 compared to an investment gain of $1.3 million for the three months ended March 31, 2015.
Net operating income after tax, which excludes the impact of investment gains or losses, increased $0.2 million, or 2%, from the three months ended March 31, 2015 to the three months ended March 31, 2016 consistent with the increase in net operating income.
Operating profit margin was 45% for the quarter ended March 31, 2016 and the quarter ended March 31, 2015. We expect that our operating margin may fluctuate from period to period based on various factors, including revenues; investment results; employee performance; staffing levels; development of investment strategies, products, or channels; and industry comparisons.
Revenue

	Three Months Ended March 31,
(in thousands)	2016	2015	% Change
Investment advisory	$26,687	$25,400	5%
Mutual fund administration, net	3,771	3,918	(4)%
Total	$30,458	$29,318	4%
As a percent of total revenues for the three months ended March 31, 2016 and 2015, investment advisory fees accounted for 88% and 87%, respectively, and mutual fund administration fees made up the remaining 12% and 13%, respectively.
Investment Advisory Fees. Investment advisory fees increased $1.3 million, or 5%, from the three months ended March 31, 2015 to the three months ended March 31, 2016. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates which vary by investment product. The increase in investment advisory fees was driven by an increase of 5% in average AUM period over period and a one basis point increase in the average advisory fee rate from 0.64% for the the three months ended March 31, 2015 to 0.65% for the three months ended March 31, 2016. The increase in the average advisory fee rate is due to large inflows into the Small-Mid Cap Fund, which has a 0.75% advisory fee, during the first quarter of 2016, offset by a 0.05% reduction in the Large Cap Fund advisory fee effective January 1, 2016. Effective April 30, 2016, the Diamond Hill Small-Mid Cap Fund will be closed to new investors. The Small Cap strategy was closed to new investors as of December 31, 2015 and the Long-Short strategy was closed to new investors as of June 12, 2015. As a result, the Company expects the recent growth in AUM in these Funds to decline, which could negatively impact the average advisory fee rate.
Mutual Fund Administration Fees. Mutual fund administration fees decreased $0.1 million, or 4%, from the three months ended March 31, 2015 to the three months ended March 31, 2016. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of average Funds' AUM, and all Beacon Hill fee revenue. The decrease in mutual fund administration fees is due to a decrease of 2 basis points in the net administration fee rate from 0.12% for the three months ended March 31, 2015 to 0.10% for the three months ended March 31, 2016, offset by a 12% increase in average Funds' AUM from $10.0 billion for the three months ended March 31, 2015 to $11.1 billion for the three months ended March 31, 2016. This decrease in the net administration fee rate was due to a four basis point fee reduction to the Funds' administration fee rate on assets held in Class I shares from 0.24% for the quarter ended March 31, 2015 to 0.20% for the quarter ended March 31, 2016. As of March 31, 2016, assets held in Class I shares for the Diamond Hill Funds totaled $7.4 billion.

Expenses

	Three Months Ended March 31,
(in thousands)	2016	2015	% Change
Compensation and related costs	$12,399	$12,785	(3)%
General and administrative	2,485	1,993	25%
Sales and marketing	993	610	63%
Mutual fund administration	876	736	19%
Total	$16,753	$16,124	4%
Compensation and Related Costs. Employee compensation and benefits decreased by $0.4 million, or 3%, from the three months ended March 31, 2015 compared to the three months ended March 31, 2016, due to a decrease of $1.9 million in incentive compensation offset by an increase of $1.5 million in salaries and related benefits due to merit increases and increases in staffing levels. Incentive compensation expense can fluctuate significantly period over period as we evaluate incentive compensation by reviewing investment results in client portfolios, individual performance, company performance, and other factors.
General and Administrative. General and administrative expenses increased by $0.5 million, or 25%, from the three months ended March 31, 2015 to the three months ended March 31, 2016. This increase is due to an increase in charitable donations of $0.2 million, additional research expenses to support our investment team of $0.1 million, an increase in information technology expense of $0.1 million, and an increase in general office expenses of $0.1 million.
Sales and Marketing. Sales and marketing expenses increased by $0.4 million, or 63%, from the three months ended March 31, 2015 to the three months ended March 31, 2016. The increase was primarily due to additional payments made to third party intermediaries related to the sale of our proprietary funds.
Mutual Fund Administration. Mutual fund administration expenses increased by $0.1 million, or 19%, from the three months ended March 31, 2015 to the three months ended March 31, 2016. Mutual fund administration expenses consist of both variable and fixed expenses. The variable expenses are based on Fund AUM and the number of shareholder accounts. There was a 12% increase in average Funds' AUM from the three months ended March 31, 2015 to the three months ended March 31, 2016.
Liquidity and Capital Resources
Sources of Liquidity
Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, seed capital investments, and accounts receivables (together, liquid assets). Our main source of liquidity is cash flow from operating activities, which is generated from investment advisory and fund administration fees. Cash and cash equivalents, accounts receivable, and investments represented approximately 85% and 89% of total assets as of March 31, 2016 and December 31, 2015, respectively. We believe these sources of liquidity, as well as our continuing cash flows from operating activities, will be sufficient to meet our current and future operating needs for at least the next 12 months.
Uses of Liquidity
In line with the Company’s primary objective to fulfill our fiduciary duty to clients and secondary objective to achieve an adequate long-term return for shareholders, we anticipate our main uses of cash will be for operating expenses and seed capital to fund new and existing investment strategies.
The Board of Directors and management regularly review various factors to determine whether we have capital in excess of that required for the business and the appropriate use of any excess capital. The factors considered include our investment opportunities, capital needed for investment strategies, risks, and future dividend and capital gain tax rates. Evaluating management’s stewardship of capital for shareholders is a central part of our investment discipline that we practice for our clients. We hold ourselves to the same standard.

Working Capital
As of March 31, 2016, the Company had working capital of approximately $103.4 million, compared to $91.9 million at December 31, 2015. Working capital includes cash, securities owned by common shareholders, prepaid expenses and current receivables, net of all liabilities. The Company has no debt and we believe our available working capital is sufficient to cover current expenses and anticipated capital expenditures.
Cash Flow Analysis
Cash Flows from Operating Activities
The Company’s cash flows from operating activities are calculated by adjusting net income to reflect other significant operating sources and uses of cash, certain significant non-cash items such as share-based compensation, and timing differences in the cash settlement of operating assets and liabilities.
For the three months ended March 31, 2016, net cash used in operating activities totaled $4.0 million. First quarter cash outflows from operating activities include annual incentive compensation payments of $13.5 million, excess income tax benefit from stock-based compensation of $4.3 million, and an income tax benefit from dividends paid on restricted stock of $0.9 million.
For the three months ended March 31, 2015, net cash provided by operating activities totaled $2.1 million. The cash provided by operating activities was driven by net income and partially offset by annual incentive compensation payments of $9.8 million as well as excess income tax benefit from stock-based compensation of $1.3 million.
Cash Flows from Investing Activities
The Company’s cash flows from investing activities consist primarily of capital expenditures and purchases and redemptions in our investment portfolio.
Cash flows provided by investing activities totaled $0.3 million for the three months ended March 31, 2016. The Company made redemptions of seed capital investments of $6.5 million offset by seed capital investment purchases of $6.1 million (inclusive of $4.4 million of purchases into our deferred compensation plans) during the period. The Company also purchased $0.1 million of property and equipment related to our office space expansion.
Cash flows used in investing activities totaled $4.9 million for the three months ended March 31, 2015, primarily related to investment purchases of $4.3 million into the Company's deferred compensation plans investments during the period. The Company also purchased $0.6 million of property and equipment related to our office space expansion.
Cash Flows from Financing Activities
The Company’s cash flows from financing activities may consist of the payment of special dividends, shares withheld related to employee tax withholding, excess income tax benefit from stock-based compensation, the income tax benefit from dividends paid on restricted stock, and distributions to or contributions from redeemable noncontrolling interest.
For the three months ended March 31, 2016, net cash used in financing activities totaled $4.4 million, consisting of the value of shares withheld related to employee tax withholding of $8.8 million and net redemptions of redeemable noncontrolling interest of $0.8 million offset by excess income tax benefit from stock-based compensation of $4.3 million and income tax benefit from dividends paid on restricted stock of $0.9 million.
For the three months ended March 31, 2015, net cash used in financing activities totaled $1.5 million, consisting of the value of shares withheld related to employee tax withholding of $2.9 million, partially offset by excess income tax benefit from stock-based compensation of $1.3 million.
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

	Three Months Ended March 31,
(in thousands, except per share data)	2016	2015	% Change
Net operating income, GAAP basis	$13,704	$13,194	4%
Non-GAAP adjustments:
Tax provision excluding impact of investment income	(4,904)	(4,561)	8%
Net operating income after tax, non-GAAP basis	$8,800	$8,633	2%
Net operating income after tax per diluted share, non-GAAP basis	$2.59	$2.62	(1)%
Diluted weighted average shares outstanding, GAAP basis	3,393	3,296
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
Critical Accounting Policies and Estimates
For a summary of the critical accounting policies important to understanding the condensed consolidated financial statements see Note 2, Significant Accounting Policies, in the condensed consolidated financial statements contained in Part I, Item 1 of this filing and Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2015 Form 10-K and Note 2, Significant Accounting Policies, in the 2015 Form 10-K for further information.

ITEM 3:	Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in the information provided in Item 7A of the Company’s 2015 Annual Report.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:	OTHER INFORMATION

ITEM 1:	Legal Proceedings
From time to time, the Company is party to ordinary routine litigation that is incidental to its business. There are currently no material legal proceedings pending to which the Company or any subsidiary is a party.

ITEM 1A:	Risk Factors
There has been no material change to the information provided in Item 1A of the Company’s 2015 Annual Report.

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended March 31, 2016, the Company did not purchase any of its Common Shares and did not sell any Common Shares that were not registered under the Securities Act of 1933. The following table sets forth information regarding the Company’s repurchase program of its Common Shares and shares withheld for tax payments due upon vesting of employee Restricted Stock which vested during the first quarter of fiscal year 2016:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(b)
January 1, 2016 through January 31, 2016	46,303	$189.00	—	318,433
February 1, 2016 through February 29, 2016	—	$—	—	318,433
March 1, 2016 through March 31, 2016	129	$176.27	—	318,433
Total	46,432	$188.96	—	318,433

(a)
All of the 46,432 shares of the Company's common shares purchased during the quarter ended March 31, 2016 represented shares withheld for tax payments due upon the vesting of employee Restricted Stock which vested during the quarter.

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

3.3
Employment Agreement between Roderick H. Dillon Jr. and Diamond Hill Capital Management, Inc. dated January 1, 2016 (Incorporated by reference from Form 8-K Current Report, Exhibit 10.1, for the event on January 4, 2016 filed with the SEC on January 5, 2016; File No. 000-24498.)

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
DIAMOND HILL INVESTMENT GROUP, INC.

Date	Title	Signature

April 27, 2016	Chief Executive Officer and President	/s/ Christopher M. Bingaman
Christopher M. Bingaman

April 27, 2016	Chief Financial Officer and Treasurer	/s/ Thomas E. Line
Thomas E. Line