Form 10-Q
period 2016-06-30
DIAMOND HILL INVESTMENT GROUP INC
filed 2016-07-27
CIK 909108

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes:  ☐    No:  ☒
The number of shares outstanding of the issuer’s common stock, as of July 27, 2016, is 3,426,208 shares.

DIAMOND HILL INVESTMENT GROUP, INC.

PART I:	FINANCIAL INFORMATION

ITEM 1:	Consolidated Financial Statements
Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	6/30/2016	12/31/2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$70,744,395	$57,474,777
Investment portfolio	57,981,889	52,490,820
Accounts receivable	16,845,662	18,579,302
Prepaid expenses	1,661,141	1,780,105
Property and equipment, net of depreciation	4,188,057	4,253,361
Income taxes receivable	3,497,546	1,402,137
Deferred taxes	9,455,137	9,206,079
Total assets	$164,373,827	$145,186,581
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$6,502,832	$7,651,324
Accrued incentive compensation	10,958,500	21,984,500
Deferred compensation	12,552,132	10,236,743
Total liabilities	30,013,464	39,872,567
Redeemable noncontrolling interest	5,745,386	—
Shareholders’ equity
Common stock, no par value 7,000,000 shares authorized; 3,425,389 issued and outstanding at June 30, 2016 (inclusive of 228,923 unvested shares); 3,414,338 issued and outstanding at December 31, 2015 (inclusive of 310,356 unvested shares)	110,115,374	102,536,527
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred equity compensation	(22,552,883)	(19,294,784)
Retained earnings	41,052,486	22,072,271
Total shareholders’ equity	128,614,977	105,314,014
Total liabilities and shareholders’ equity	$164,373,827	$145,186,581

Book value per share	$37.55	$30.84
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
REVENUES:
Investment advisory	$28,553,082	$27,018,876	$55,239,867	$52,419,412
Mutual fund administration, net	4,116,353	4,363,311	7,887,057	8,281,182
Total revenue	32,669,435	31,382,187	63,126,924	60,700,594
OPERATING EXPENSES:
Compensation and related costs	13,381,347	12,667,426	25,780,056	25,452,206
General and administrative	2,575,941	2,583,567	5,061,100	4,577,113
Sales and marketing	1,061,046	1,160,451	2,054,168	1,770,152
Mutual fund administration	951,852	848,657	1,827,918	1,585,030
Total operating expenses	17,970,186	17,260,101	34,723,242	33,384,501
NET OPERATING INCOME	14,699,249	14,122,086	28,403,682	27,316,093
Investment income	692,666	457,340	1,439,888	1,802,023
INCOME BEFORE TAXES	15,391,915	14,579,426	29,843,570	29,118,116
Income tax expense	(5,624,808)	(5,401,304)	(10,796,584)	(10,427,372)
NET INCOME	9,767,107	9,178,122	19,046,986	18,690,744
Less: Net income attributable to redeemable noncontrolling interest	(52,555)	—	(66,771)	—
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$9,714,552	$9,178,122	$18,980,215	$18,690,744
Earnings per share attributable to common shareholders
Basic	$2.85	$2.79	$5.58	$5.75
Diluted	$2.84	$2.73	$5.58	$5.61
Weighted average shares outstanding
Basic	3,410,751	3,287,751	3,399,740	3,253,144
Diluted	3,415,192	3,367,280	3,403,198	3,331,521
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest (unaudited)

	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at January 1, 2015	3,317,728	$84,855,693	$(12,566,133)	$2,029,664	$74,319,224	$—
Issuance of restricted stock grants	73,000	10,341,320	(10,341,320)	—	—	—
Amortization of restricted stock grants	—	—	3,309,999	—	3,309,999	—
Issuance of stock grants	27,192	3,826,458	—	—	3,826,458	—
Issuance of common stock related to 401k plan match	4,815	764,437	—	—	764,437	—
Net excess tax benefit from vested restricted stock grants	—	1,619,727	—	—	1,619,727	—
Shares withheld related to employee tax withholding	(23,063)	(3,235,603)	—	—	(3,235,603)	—
Forfeiture of restricted stock grants	(3,500)	(272,335)	272,335	—	—	—
Net income	—	—	—	18,690,744	18,690,744	—
Balance at June 30, 2015	3,396,172	$97,899,697	$(19,325,119)	$20,720,408	$99,294,986	$—

Balance at January 1, 2016	3,414,338	$102,536,527	$(19,294,784)	$22,072,271	$105,314,014	$—
Cumulative-effect adjustment from the adoption of ASU 2015-02 (Note 2)	—	—	—	—	—	4,031,756
Issuance of restricted stock grants	33,600	6,699,184	(6,699,184)	—	—	—
Amortization of restricted stock grants	—	—	3,235,146	—	3,235,146	—
Issuance of stock grants	21,940	3,879,431	—	—	3,879,431	—
Issuance of common stock related to 401k plan match	5,276	935,210	—	—	935,210	—
Tax benefit from dividend payments related to restricted stock grants	—	925,000	—	—	925,000	—
Net excess tax benefit from vested restricted stock grants	—	4,421,408	—	—	4,421,408	—
Shares withheld related to employee tax withholding	(48,165)	(9,075,447)	—	—	(9,075,447)	—
Forfeiture of restricted stock grants	(1,600)	(205,939)	205,939	—	—	—
Net income	—	—	—	18,980,215	18,980,215	66,771
Net issuance of ETF shares to noncontrolling shareholders	—	—	—	—	—	1,646,859
Balance at June 30, 2016	3,425,389	$110,115,374	$(22,552,883)	$41,052,486	$128,614,977	$5,745,386

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$19,046,986	$18,690,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	334,327	279,024
Stock-based compensation	4,170,356	4,074,437
(Increase)/decrease in accounts receivable	1,733,640	(1,505,693)
Change in current income taxes	3,250,999	(1,566,748)
Change in deferred income taxes	(249,058)	(795,408)
Net investment income	(1,226,058)	(1,786,994)
Decrease in accrued incentive compensation	(7,146,569)	(3,411,792)
Increase in deferred compensation	2,315,389	4,532,517
Excess income tax benefit from stock-based compensation	(4,421,408)	(1,619,727)
Income tax benefit from dividends paid on restricted stock	(925,000)	—
Other changes in assets and liabilities	693,251	227,075
Net cash provided by operating activities	17,576,855	17,117,435
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(248,835)	(722,352)
Cost of seed capital investments purchased	(6,133,800)	(11,040,594)
Proceeds from sale of seed capital investments	6,510,550	3,492,995
Net cash provided by (used in) investing activities	127,915	(8,269,951)
CASH FLOWS FROM FINANCING ACTIVITIES:
Value of shares withheld related to employee tax withholding	(9,075,447)	(3,235,604)
Excess income tax benefit from stock-based compensation	4,421,408	1,619,727
Income tax benefit from dividends paid on restricted stock	925,000	—
Net redemptions of redeemable noncontrolling interest	(706,113)	—
Net cash used in financing activities	(4,435,152)	(1,615,877)
CASH AND CASH EQUIVALENTS
Net change during the period	13,269,618	7,231,607
At beginning of period	57,474,777	35,777,140
At end of period	$70,744,395	$43,008,747
Supplemental cash flow information:
Income taxes paid	$7,794,643	$12,789,528
Supplemental disclosure of non-cash transactions:
Common stock issued as incentive compensation	$3,879,431	$3,826,458
Charitable donation of corporate investments	1,729,735	1,401,202
Cumulative-effect adjustment from the adoption of ASU 2015-02 (Note 2)	4,031,756	—
Net issuance of ETF shares for marketable securities	2,254,210	—
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
Beacon Hill Fund Services, Inc. ("BHFS"), an Ohio corporation, is a wholly owned subsidiary of the Company. BHFS provides compliance, treasury, and other fund administration services to investment advisers and mutual funds. BHIL Distributors, Inc. ("BHIL"), an Ohio corporation, is a wholly owned subsidiary of BHFS. BHIL provides underwriting services to mutual funds. BHFS and BHIL collectively operate as "Beacon Hill". On June 15, 2016, the Company entered into a definitive agreement with Foreside Financial Group, LLC (“Foreside”), to sell BHIL and certain assets and liabilities of BHFS to Foreside.  This transaction will result in the entirety of Beacon Hill’s business being transferred to Foreside. The completion of the transaction is subject to customary closing conditions and although there can be no assurance, we expect the transaction to close on July 31, 2016. See Note 10.
Note 2 Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of June 30, 2016 and December 31, 2015, and for the three and six month periods ended June 30, 2016 and 2015, for Diamond Hill Investment Group, Inc. and its subsidiaries (referred to in these notes to the condensed consolidated financial statements as "the Company," "management," "we," "us," and "our") have been prepared in accordance with United States generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q and Article 10 of the Securities and Exchange Commission ("SEC") Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair statement of the financial condition and results of operations at the dates and for the interim periods presented, have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for any full fiscal year. These unaudited condensed consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 ("2015 Annual Report") as filed with the SEC.
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
The Company holds certain investments in the Funds and the ETF we advise for general corporate investment purposes and to provide seed capital for newly formed strategies. The Funds are organized in a series fund structure in which there are multiple mutual funds within one Trust. The Trust is an open-end investment company registered under the Investment Company Act of

1940, as amended (the"1940 Act"). The ETF we advise is an individual series of ETF Series Solutions which is also an open-end investment company registered under the 1940 Act. Each of the individual mutual funds and the ETF represent a separate share class of a legal entity organized under the trust. As of January 1, 2016, the Company adopted ASU 2015-02 - Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02") and we have performed our analysis at the individual mutual fund and ETF level and have concluded the mutual funds and ETF are voting rights entities ("VREs"). The Company has concluded that the mutual funds and the ETF are VREs because the structure of the investment product is such that the shareholders are deemed to have the power through voting rights to direct the activities that most significantly impact the entity's economic performance. To the extent material, these investment products are consolidated if Company ownership, directly or indirectly, represents a majority interest (greater than 50%). The Company records redeemable noncontrolling interests in consolidated investments for which the Company's ownership is less than 100%.
In 2016, the Company consolidated the ETF as our ownership was greater than 50%. We adopted ASU 2015-02 utilizing the modified retrospective transition method and have recorded a cumulative-effect adjustment to equity of $4.0 million as of January 1, 2016. Prior to the adoption of ASU 2015-02, we performed our analysis at the trust level and concluded we did not need to consolidate the Funds or the ETF as we owned less than 1% of the voting interest in the respective trusts.
DHCM is the managing member of Diamond Hill General Partner, LLC (the “General Partner”), the general partner of Diamond Hill Investment Partners, L.P. (“DHIP”) and Diamond Hill Global Fund, L.P. ("DHGF"), each a limited partnership whose underlying assets consist primarily of marketable securities, or collectively (the "Partnerships" or “LPs”).
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
Accounts Receivable
Accounts receivable are recorded when they are due and are presented on the balance sheet net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of those individuals or entities that owe the receivable. No allowance for doubtful accounts was deemed necessary at June 30, 2016 or December 31, 2015. Accounts receivable from the Funds were $9.2 million as of both June 30, 2016 and December 31, 2015.
Investments
Management determines the appropriate classification of its investments at the time of purchase and re-evaluates its determination at each reporting period.
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
Valuation of Investment Portfolio
Level 1 inputs are defined as fair values that use quoted prices in active markets for identical assets or liabilities. The following table summarizes the values of the Company’s investments based upon Level 1 inputs as of June 30, 2016:

June 30, 2016
Level 1 Inputs	$102,624,785
Level 1 investments are all registered investment companies (mutual funds) and include, as of June 30, 2016, $46.0 million of investments in third party money market mutual funds that the Company classifies as cash equivalents. In accordance with Subtopic 820-10, certain investments in limited partnerships that are measured at fair value using NAV as a practical expedient have not been classified in the fair value hierarchy. There were $1.4 million of investments in limited partnerships that were measured at NAV at June 30, 2016. The Company determines transfers between fair value hierarchy levels at the end of the reporting period. There were no transfers in or out of the levels during the six months ended June 30, 2016.
Changes in fair values of the investments are recorded in the Consolidated Statements of Income as investment income.
Property and Equipment
Property and equipment, consisting of leasehold improvements, computer equipment, furniture, and fixtures, are carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated lives of the assets.

Revenue Recognition – General
The Company earns substantially all of its revenue from investment advisory and fund administration services. Investment advisory and administration fees, generally calculated as a percentage of assets under management ("AUM"), are recorded as revenue as services are performed. In addition to fixed fees based on a percentage of AUM, certain client accounts also provide periodic variable incentive fees. Investment advisory revenue from the Funds was $22.0 million and $20.0 million for the three months ended June 30, 2016 and June 30, 2015, respectively. Investment advisory revenue from the Funds was $42.3 million and $38.5 million for the six months ended June 30, 2016 and June 30, 2015, respectively.
Revenue Recognition – Variable Incentive Fees
The Company manages certain client accounts that provide for variable incentive fees. These fees are calculated based on client investment results over rolling five-year periods. The Company records variable incentive fees at the end of the contract measurement period. No variable incentive fees were earned during the three and six months ended June 30, 2016 or 2015. The table below shows AUM subject to variable incentive fees and the amount of variable incentive fees that would be recognized if the contracts were terminated as of June 30, 2016:

As of June 30,
2016
AUM subject to variable incentive fees	$548,212,294

As of June 30,
2016
Contractual Period Ends:
Quarter Ended June 30, 2017	$—
Quarter Ended December 31, 2018	—
Quarter Ended September 30, 2019	180,471
Quarter Ended March 31, 2020	—
Total variable incentive fees that would be recognized if contract terminated	$180,471

The contractual end dates highlight the time remaining until the variable incentive fees are scheduled to be earned. The amount of variable incentive fees that would be recognized if the contracts were terminated as of June 30, 2016 will increase or decrease based on future client investment results through the contractual period end. There can be no assurance that the above amounts will ultimately be earned.
Revenue Recognition – Mutual Fund Administration
DHCM has an administrative and transfer agency services agreement with the Funds under which DHCM performs certain services for each Fund. These services include mutual fund administration, fund accounting, transfer agency and other related functions. For performing these services each Fund pays DHCM a fee, which is calculated using an annual rate times the average daily net assets of each respective share class. For the first half of 2016 and the entire fiscal year 2015, the annual rate was 0.24% for Class A and C shares and 0.10% for Class Y shares. For the first half of 2016, the annual rate was 0.20% for Class I shares. In 2015, the rate for Class I shares was 0.21% beginning July 1, 2015 and 0.24% prior to July 1, 2015.
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
Mutual fund administration gross and net revenue are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Mutual fund administration:
Administration revenue, gross	$7,350,583	$6,883,451	$14,111,452	$13,263,411
12b-1/service fees and commission revenue received from fund clients	2,801,257	2,799,190	5,426,648	5,543,341
12b-1/service fees and commission expense payments to third parties	(2,500,742)	(2,418,508)	(4,829,232)	(4,792,371)
Fund related expense	(3,553,932)	(2,908,128)	(6,821,995)	(5,746,922)
Revenue, net of related expenses	4,097,166	4,356,005	7,886,873	8,267,459
DHCM C-Share financing:
Broker commission advance repayments	207,599	247,922	400,909	499,281
Broker commission amortization	(188,412)	(240,616)	(400,725)	(485,558)
Financing activity, net	19,187	7,306	184	13,723
Mutual fund administration revenue, net	$4,116,353	$4,363,311	$7,887,057	$8,281,182

Mutual fund administrative net revenue from the Funds was $3.0 million and $3.5 million for the three months ended June 30, 2016 and June 30, 2015, respectively. Mutual fund administrative net revenue from the Funds was $5.8 million and $6.6 million for the six months ended June 30, 2016 and June 30, 2015, respectively.
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
The Company is subject to examination by various federal and applicable state and local jurisdictions for various tax periods. The Company’s income tax positions are based on research and interpretations of the income tax laws and rulings in each of the jurisdictions in which it does business. Due to the subjectivity of interpretations of laws and rulings in each jurisdiction, the differences and interplay in tax laws between those jurisdictions, as well as the inherent uncertainty in estimating the final resolution of complex tax audit matters, the Company’s estimates of income tax liabilities may differ from actual payments or assessments. The Company regularly assesses its position with regard to tax exposures and records liabilities for these uncertain tax positions and related interest and penalties, if any, according to the principles of FASB ASC 740, Income Taxes. As of

June 30, 2016, the Company had not recorded any liability for uncertain tax positions. The Company records interest and penalties, if any, within income tax expense on the income statement.
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
In February 2016, the FASB issued ASU 2016-02, "Leases", which, among other things, requires lessees to recognize most leases on-balance sheet. This will increase their reported assets and liabilities - in some cases significantly. Lessor accounting remains substantially similar to current GAAP. ASU 2016-02 supersedes Topic 840, Leases. ASU 2016 is effective for annual and interim periods in fiscal years beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method for all entities. The Company is currently assessing the impact of this standard on its consolidated financial statements and related disclosures.

Note 3 Investment Portfolio
As of June 30, 2016, the Company held investments (excluding third party money market funds which are included with cash and cash equivalents) worth $58.0 million. The following table summarizes the fair value of these investments as of June 30, 2016:

As of
June 30, 2016
Trading investments:
Equity securities held in consolidated ETF(a)	$17,793,918
Seed capital investments	883,419
Equity method investments	26,752,420
Deferred compensation investments	12,552,132
Total Investment portfolio	$57,981,889
(a) Of the equity interests in consolidated ETF as of June 30, 2016, $12.1 million were held directly by the Company and $5.7 million were held by noncontrolling shareholders.

The deferred compensation investments above consist of Diamond Hill Funds and relate to deferred compensation liabilities from both deferred compensation plans (refer to Note 5). As of June 30, 2016, trading investments and equity method investments held in deferred compensation investments were $8.3 million and $4.3 million, respectively.

The assets of the Company's equity method investments are cash, marketable equity securities and fixed income securities. The following table includes summary financial information from the Company's equity method investments as of and for the period ended June 30, 2016:

As of
June 30, 2016
Total assets	$127,728,288
Total liabilities	16,434,374
Net assets	111,293,914
DHCM's portion of net assets	31,008,157

For the Six Months Ended
June 30, 2016
Net income	1,683,908
DHCM's portion of net income	1,030,069
Note 4 Line of Credit
The Company has an uncommitted Line of Credit Agreement (the "Credit Agreement") with a commercial bank that matures in November of 2016 and permits the Company to borrow up to $10.0 million. Borrowings under the Credit Agreement bear interest at a rate equal to LIBOR plus 1.50%. The Company has not borrowed under the Credit Agreement as of and for the periods ended June 30, 2016 and December 31, 2015. No interest is payable on the unused portion of the Credit Agreement.
The proceeds of the Credit Agreement may be used by the Company and its subsidiaries for ongoing working capital needs and other general corporate purposes. The Credit Agreement contains representations, warranties and covenants that are customary for agreements of this type.

Note 5 Compensation Plans
Share-Based Payment Transactions
The Company issues restricted stock units and restricted stock awards (collectively, "Restricted Stock") under the 2014 Equity and Cash Incentive Plan ("2014 Plan"). Restricted stock units represent shares that may be issued in the future, whereas restricted stock awards represent shares issued and outstanding upon grant with vesting restrictions. The following table represents a roll-forward of outstanding Restricted Stock and related activity during the six months ended June 30, 2016:

	Shares	Weighted-Average Grant Date Price per Share
Outstanding Restricted Stock as of December 31, 2015	329,356	$108.46
Grants issued	36,600	183.04
Grants vested	(113,433)	82.94
Grants forfeited	(1,600)	128.71
Total Outstanding Restricted Stock as of June 30, 2016	250,923	$130.74
As of June 30, 2016, there were 400,469 Common Shares available for awards under the 2014 Plan.
Total deferred compensation related to unvested Restricted Stock grants was $22.6 million as of June 30, 2016. Compensation expense related to the Restricted Stock grants is calculated based upon the fair market value of the Common Shares on grant date, adjusted for estimated forfeitures. The recognition of compensation expense related to deferred compensation over the remaining vesting periods, adjusted for estimated forfeitures, is as follows:

Six Months Remaining In
2016	2017	2018	2019	2020	Thereafter	Total
$3,662,157	$6,628,713	$4,772,771	$3,876,251	$2,159,040	$1,453,951	$22,552,883
Stock Grant Transactions
The following table represents stock issued as part of our incentive compensation program during the six months ended June 30, 2016 and 2015:

	Shares Issued	Grant Date Value
June 30, 2016	21,940	$3,879,431
June 30, 2015	27,192	3,826,458
Deferred Compensation Plans
The Company offers two deferred compensation plans, the Diamond Hill Fixed Term Deferred Compensation Plan and the Diamond Hill Variable Term Deferred Compensation Plan (collectively the “Plans”), to its employees. Under the Plans, participants may elect to voluntarily defer, for a minimum of five years, certain incentive compensation, that the Company then contributes into the Plans. Each participant is responsible for designating investment options for assets they contribute, and the distribution paid to each participant reflects any gains or losses on the assets realized while in the Plans. Assets held in the Plans are included in the Company’s investment portfolio and the associated obligation to participants is included in deferred compensation liability. Assets held in the Plans are recorded at fair value. Deferred compensation liability was $12.6 million and $10.2 million as of June 30, 2016 and December 31, 2015, respectively.

Note 6 Operating Leases
The Company currently leases office space of approximately 42,400 square feet at two locations. The following table summarizes the total lease and operating expenses for the three and six months ended June 30, 2016 and 2015:

	June 30, 2016	June 30, 2015
Three Months Ended	$233,207	$234,333
Six Months Ended	$460,555	$462,797
The approximate future minimum lease payments under the operating leases are as follows:

Future Minimum Lease Payments
Six Months Remaining In
2016	2017	2018	2019	2020	Thereafter	Total
$348,099	$696,198	$632,120	$595,807	$624,179	$2,341,000	$5,237,403
In addition to the above lease payments, the Company is also responsible for normal operating expenses of the properties. Such operating expenses were approximately $0.4 million in 2015, on a combined basis, and are expected to be the same to be in 2016.
Note 7 Income Taxes
The Company has determined its interim tax provision projecting an estimated annual effective tax rate. For the three months ended June 30, 2016, the Company recorded income tax expense of $5.6 million, yielding an effective tax rate of 36.5%. The effective tax rate of 36.5% differed from the federal statutory rate of 35% due primarily to the additional income tax expense recorded in the state and city jurisdictions in which we do business. For the six months ended June 30, 2016, the Company recorded income tax expense of $10.8 million, yielding an effective tax rate of 36.2%. The effective tax rate of 36.2% differed from the federal statutory tax rate of 35% due primarily to the additional income tax expense recorded in the state and city jurisdictions in which we do business, which was partially offset by a $0.1 million tax benefit related to a charitable donation of appreciated securities previously held in our investment portfolio.
For the three months ended June 30, 2015, the Company recorded income tax expense of $5.4 million, yielding an effective tax rate of 37.0%. The effective tax rate of 37.0% differed from the expected effective tax rate of 35% due to additional income tax expense recorded in the state and city jurisdictions in which we do business. For the six months ended June 30, 2015, the Company recorded income tax expense of $10.4 million, yielding an effective tax rate of 35.8%. The effective tax rate of 35.8% differed from the federal statutory tax rate of 35% due primarily to the additional income tax expense recorded in the state and city jurisdictions in which we do business, which was partially offset by a $0.2 million tax benefit related to a charitable donation of appreciated securities previously held in our investment portfolio.
The net temporary differences incurred to date will reverse in future periods as the Company generates taxable earnings. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets recorded. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2016 and December 31, 2015, no valuation allowance was deemed necessary.
The Company's income taxes payable have been reduced by excess tax benefits from equity incentive plan awards. These tax benefits are considered windfall tax benefits under ASC 718 and are recognized as an increase to common stock. For Restricted Stock, the Company receives an excess income tax benefit calculated as the tax effect of the difference between the fair market value of the stock at the time of grant and vesting. The Company also records a tax benefit on dividends paid on Restricted Stock. The Company had net tax benefits from equity awards of $5.3 million and $1.6 million for the six months ended June 30, 2016 and 2015, respectively, which were reflected as increases in equity.
FASB ASC 740, Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company did not record an accrual for tax related uncertainties or unrecognized tax positions as of June 30, 2016 or December 31, 2015.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Income	$9,767,107	$9,178,122	$19,046,986	$18,690,744
Less: Net income attributable to redeemable noncontrolling interest	(52,555)	—	(66,771)	—
Net income attributable to common shareholders	$9,714,552	$9,178,122	$18,980,215	$18,690,744

Weighted average number of outstanding shares - Basic	3,410,751	3,287,751	3,399,740	3,253,144
Dilutive impact of restricted stock awards with forfeitable rights to dividends	—	73,485	—	73,715
Dilutive impact of restricted stock units	4,441	6,044	3,458	4,662
Weighted average number of outstanding shares - Diluted	3,415,192	3,367,280	3,403,198	3,331,521

Earnings per share attributable to common shareholders
Basic	$2.85	$2.79	$5.58	$5.75
Diluted	$2.84	$2.73	$5.58	$5.61

Note 9 Commitments and Contingencies
The Company indemnifies its directors, officers and certain of its employees for certain liabilities that might arise from their performance of their duties to the Company. From time to time, the Company is involved in legal matters relating to claims arising in the ordinary course of business. There are currently no such matters pending that the Company believes could have a material adverse effect on its consolidated financial statements.
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
Note 10 Subsequent Event
On June, 15, 2016, the Company entered into a definitive agreement with Foreside, to sell BHIL and certain assets and liabilities of BHFS to Foreside.  This transaction will result in the entirety of Beacon Hill’s business being transferred to Foreside. The completion of the transaction is subject to customary closing conditions and although there can be no assurance, we expect the transaction to close on July 31, 2016.  The Company expects the one-time impact to increase consolidated net income by approximately $1.3 million in the third quarter of 2016.

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
General
The Company derives its consolidated revenue and net income from investment advisory and fund administration services provided by its subsidiaries, DHCM and Beacon Hill. DHCM is a registered investment adviser under the Investment Advisers Act of 1940. DHCM sponsors, distributes, and provides investment advisory and related services to various U.S. and foreign clients through the Funds, institutional accounts, the ETF, and the Partnerships. Beacon Hill provides fund administration and statutory underwriting services to U.S. and foreign clients, including the Funds.
The Company’s primary objective is to fulfill our fiduciary duty to our clients. Our secondary objective is to grow the intrinsic value of the Company in order to achieve an adequate long-term return for shareholders.
Assets Under Management
Our revenue is derived primarily from investment advisory and administration fees. Investment advisory and administration fees paid to the Company are generally based on the value of the investment portfolios we manage and fluctuate with changes in the total value of our AUM. Substantially all of our AUM (97.4%) is valued based on readily available market quotations. AUM in the fixed income strategies (2.6%) is valued using evaluated prices from an independent third-party provider. Fees are recognized in the period that the Company manages these assets.
Revenues are highly dependent on both the value and composition of AUM. The following is a summary of our AUM by product and investment objective, and a roll-forward of the change in AUM for the three and six months ended June 30, 2016 and 2015:

	Assets Under Management by Product
	As of June 30,
(in millions except percentages)	2016	2015	% Change
Proprietary funds	$12,238	$10,858	13%
Sub-advised funds	614	734	(16)%
Institutional accounts	4,732	5,142	(8)%
Total AUM	$17,584	$16,734	5%

	Assets Under Management by Investment Objective
	As of June 30,
(in millions except percentages)	2016	2015	% Change
Small Cap	$1,787	$1,640	9%
Small-Mid Cap	2,794	1,830	53%
Large Cap	7,728	7,961	(3)%
Select (All Cap)	471	565	(17)%
Long-Short	4,349	4,456	(2)%
Fixed Income	455	282	61%
Total AUM	$17,584	$16,734	5%

	Change in Assets Under Management
	For the Three Months Ended June 30,
(in millions)	2016	2015
AUM at beginning of the period	$17,391	$16,098
Net cash inflows (outflows)
proprietary funds	194	353
sub-advised funds	(15)	(16)
institutional accounts	(106)	99
	73	436
Net market appreciation and income	120	200
Increase during the period	193	636
AUM at end of the period	$17,584	$16,734

	Change in Assets Under Management
	For the Six Months Ended June 30,
(in millions)	2016	2015
AUM at beginning of the period	$16,841	$15,656
Net cash inflows (outflows)
proprietary funds	551	827
sub-advised funds	(55)	25
institutional accounts	(66)	(130)
	430	722
Net market appreciation and income	313	356
Increase during the period	743	1,078
AUM at end of the period	$17,584	$16,734

Consolidated Results of Operations
The following is a discussion of our consolidated results of operations.

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except per share amounts and percentages)	2016	2015	% Change	2016	2015	% Change
Net operating income	$14,699	$14,122	4%	$28,404	$27,316	4%
Net operating income after tax(a)	$9,327	$8,890	5%	$18,128	$17,534	3%
Net income attributable to common shareholders	$9,715	$9,178	6%	$18,980	$18,691	2%
Net operating income after tax per diluted share(a)	$2.73	$2.64	3%	$5.33	$5.26	1%
Earnings per share attributable to common shareholders (Diluted)	$2.84	$2.73	4%	$5.58	$5.61	(1)%
Operating profit margin	45%	45%		45%	45%

(a)	Net operating income after tax is a non-GAAP performance measure. See the Use of Supplemental Data as Non-GAAP Performance Measure section within this report.
Three Months Ended June 30, 2016 compared with Three Months Ended June 30, 2015
The Company generated net income attributable to common shareholders of $9.7 million ($2.84 per diluted share) for the three months ended June 30, 2016, compared with net income attributable to common shareholders of $9.2 million ($2.73 per diluted share) for the three months ended June 30, 2015. Revenue increased $1.3 million period over period due to an increase in average AUM. The revenue increase was partially offset by an increase in operating expenses of $0.7 million primarily related to increases in compensation and related expenses. The Company had $0.7 million in investment income due to market appreciation for the three months ended June 30, 2016 compared to investment income of $0.5 million for the three months ended June 30, 2015. Income tax expense increased $0.2 million from the three months ended June 30, 2015 to the three months ended June 30, 2016 due to the overall increase in income before taxes.
Net operating income after tax, which excludes the impact of investment gains or losses, increased $0.4 million, or 5%, from the three months ended June 30, 2015 to the three months ended June 30, 2016 consistent with the increase in net operating income.
Operating profit margin was 45% for the quarters ended both June 30, 2016 and June 30, 2015. We expect that our operating margin may fluctuate from period to period based on various factors, including revenues; investment results; employee performance; staffing levels; development of investment strategies, products, or channels; and industry comparisons.
Revenue

	Three Months Ended June 30,
(in thousands except percentages)	2016	2015	% Change
Investment advisory	$28,553	$27,019	6%
Mutual fund administration, net	4,116	4,363	(6)%
Total	$32,669	$31,382	4%
As a percent of total revenues for the second quarter of 2016 and 2015, investment advisory fees accounted for 87% and 86%, respectively, and mutual fund administration fees made up the remaining 13% and 14%, respectively.
Investment Advisory Fees. Investment advisory fees increased $1.5 million, or 6%, from the three months ended June 30, 2015 to the three months ended June 30, 2016. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates that vary by investment product. The increase in investment advisory fees was driven by an increase of 7% in average AUM quarter over quarter offset by a decrease of two basis points in the average advisory fee rate from 0.66% for the three months ended June 30, 2015 to 0.64% for the three months ended June 30, 2016. The decrease in the average advisory fee rate is due to a 0.05% reduction in the Large Cap Fund advisory fee effective January 1, 2016 and the closing of certain strategies to new investors. Effective April 30, 2016, the Diamond Hill Small-Mid Cap strategy was closed to new investors. The Small Cap strategy was closed to new investors as of December 31, 2015 and the Long-Short strategy was closed to new investors as of June 12, 2015. As a result, the Company expects the recent growth in AUM in these Funds to decline, which could negatively impact the average advisory fee rate.
Mutual Fund Administration Fees. Mutual fund administration fees decreased $0.2 million, or 6%, from the three months ended June 30, 2015 to the three months ended June 30, 2016. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of average Funds' AUM, and all Beacon Hill fee revenue. The decrease in mutual fund administration fees is due to a decrease of three basis points in the net administration fee rate from 0.13% for the three months ended June 30, 2015 to 0.10% for the three months ended June 30, 2016, offset by a 15% increase in average Funds' AUM from $10.6 billion for the three months ended June 30, 2015 to $12.2 billion for the three months ended June 30, 2016. This decrease in the net administration fee rate was due to a four basis point fee reduction to the Funds' administration fee rate on assets held in Class I shares from 0.24% for the quarter ended June 30, 2015 to 0.20% for the quarter ended June 30, 2016.
Effective August 1, 2016, the Company expects to further reduce the administration fee rate charged on assets held in Class I shares by one basis point from 0.20% to 0.19% and reduce the administration fee rate charged on assets held in Class Y shares by one basis point from 0.10% to 0.09%. As of June 30, 2016, assets held in Class I shares and Class Y shares for the Diamond Hill Funds totaled $7.5 billion and $1.8 billion, respectively.
Expenses

	Three Months Ended June 30,
(in thousands except percentages)	2016	2015	% Change
Compensation and related costs	$13,381	$12,667	6%
General and administrative	2,576	2,584	—%
Sales and marketing	1,061	1,160	(9)%
Mutual fund administration	952	849	12%
Total	$17,970	$17,260	4%
Compensation and Related Costs. Employee compensation and benefits increased by $0.7 million, or 6%, from the three months ended June 30, 2015 compared to the three months ended June 30, 2016, due to an increase of $0.9 million in salaries and related benefits due to merit increases and increases in staffing levels which was offset by a reduction in deferred compensation expense of $0.1 million and a decrease in restricted stock expense of $0.1 million. Incentive compensation expense can fluctuate significantly period over period as we evaluate incentive compensation by reviewing investment results in client portfolios, individual performance, Company performance, and other factors.
General and Administrative. General and administrative expenses remained consistent from the three months ended June 30, 2015 to the three months ended June 30, 2016.
Sales and Marketing. Sales and marketing expenses decreased by $0.1 million or 9%, from the three months ended June 30, 2015 to the three months ended June 30, 2016.
Mutual Fund Administration. Mutual fund administration expenses increased by $0.1 million, or 12%, from the three months ended June 30, 2015 to the three months ended June 30, 2016. Mutual fund administration expenses consist of both variable and fixed expenses. The variable expenses are based on Fund AUM, which increased 15%, and the number of shareholder accounts.

Six Months Ended June 30, 2016 compared with Six Months Ended June 30, 2015
The Company generated net income attributable to common shareholders of $19.0 million ($5.58 per diluted share) for the six months ended June 30, 2016, compared with net income attributable to common shareholders of $18.7 million ($5.61 per diluted share) for the six months ended June 30, 2015. Revenue increased $2.4 million period over period due to an increase in AUM. The revenue increase was partially offset by an increase in operating expenses of $1.3 million. The Company had $1.4 million in investment income due to market appreciation for the six months ended June 30, 2016 compared to an investment income of $1.8 million for the six months ended June 30, 2015.
Net operating income after tax, which excludes the impact of investment gains or losses, increased $0.6 million, or 3%, from the six months ended June 30, 2015 to the six months ended June 30, 2016 consistent with the increase in net operating income.
Operating profit margin was 45% for both the six months ended June 30, 2016 and the six months ended June 30, 2015. We expect that our operating margin may fluctuate from period to period based on various factors, including revenues; investment results; employee performance; staffing levels; development of investment strategies, products, or channels; and industry comparisons.
Revenue

	Six Months Ended June 30,
(in thousands except percentages)	2016	2015	% Change
Investment advisory	$55,240	$52,420	5%
Mutual fund administration, net	7,887	8,281	(5)%
Total	$63,127	$60,701	4%
As a percent of total revenues for the six months ended June 30, 2016 and 2015, investment advisory fees accounted for 88% and 86%, respectively, and mutual fund administration fees made up the remaining 12% and 14%, respectively.
Investment Advisory Fees. Investment advisory fees increased $2.8 million, or 5%, from the six months ended June 30, 2015 to the six months ended June 30, 2016. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates which vary by investment product. The increase in investment advisory fees was driven by an increase of 6% in average AUM period over period offset by a decrease of one basis point in the average advisory fee rate from 0.65% for the six months ended June 30, 2015 to 0.64% for the six months ended June 30, 2016. Effective April 30, 2016, the Diamond Hill Small-Mid Cap strategy was closed to new investors. The Small Cap strategy was closed to new investors as of December 31, 2015 and the Long-Short strategy was closed to new investors as of June 12, 2015. As a result of these strategies closing to new investors, the Company expects the recent growth in AUM in these Funds to decline, which could negatively impact the average advisory fee rate.
Mutual Fund Administration Fees. Mutual fund administration fees decreased $0.4 million, or 5%, from the six months ended June 30, 2015 to the six months ended June 30, 2016. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of average Funds' AUM, and all Beacon Hill fee revenue. The decrease in mutual fund administration fees is due to a decrease of three basis points in the net administration fee rate from 0.13% for the six months ended June 30, 2015 to 0.10% for the six months ended June 30, 2016, partially offset by a 14% increase in average Funds' AUM from $10.3 billion for the six months ended June 30, 2015 to $11.7 billion for the six months ended June 30, 2016. This decrease in the net administration fee rate was due to a four basis point fee reduction to the Funds' administration fee rate on assets held in Class I shares from 0.24% for the six months ended June 30, 2015 to 0.20% for six months ended June 30, 2016.
Effective August 1, 2016, the Company expects to further reduce the administration fee rate charged on assets held in Class I shares by one basis point from 0.20% to 0.19% and reduce the administration fee rate charged on assets held in Class Y shares by one basis point from 0.10% to 0.09%. As of June 30, 2016, assets held in Class I shares and Class Y shares for the Diamond Hill Funds totaled $7.5 billion and $1.8 billion, respectively.

Expenses

	Six Months Ended June 30,
(in thousands except percentages)	2016	2015	% Change
Compensation and related costs	$25,780	$25,452	1%
General and administrative	5,061	4,577	11%
Sales and marketing	2,054	1,770	16%
Mutual fund administration	1,828	1,585	15%
Total	$34,723	$33,384	4%
Compensation and Related Costs. Employee compensation and benefits increased by $0.3 million, or 1%, from the six months ended June 30, 2015 to the six months ended June 30, 2016, due to an increase of $2.3 million in salaries and related benefits due to merit increases and increases in staffing levels offset by a decrease of $1.9 million in incentive compensation expense. Incentive compensation expense can fluctuate significantly period over period as we evaluate incentive compensation by reviewing investment results in client portfolios, individual performance, company performance, and other factors.
General and Administrative. General and administrative expenses increased by $0.5 million, or 11%, from the six months ended June 30, 2015 to the six months ended June 30, 2016. This increase is due to an increase in depreciation of $0.1 million, additional research expenses to support our investment team of $0.2 million, and an increase in information technology expense of $0.2 million.
Sales and Marketing. Sales and marketing expenses increased by $0.3 million, or 16%, from the six months ended June 30, 2015 to the six months ended June 30, 2016. The increase was primarily due to additional payments made to third party intermediaries related to the sale of our proprietary funds.
Mutual Fund Administration. Mutual fund administration expenses increased by $0.2 million, or 15%, from the six months ended June 30, 2015 to the six months ended June 30, 2016. Mutual fund administration expenses consist of both variable and fixed expenses. The variable expenses are based on Fund AUM and the number of shareholder accounts. The expense was consistent with the 14% increase in average Funds' AUM from the six months ended June 30, 2015 to the six months ended June 30, 2016.
Liquidity and Capital Resources
Sources of Liquidity
Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, seed capital investments, and accounts receivable (together, liquid assets). Our main source of liquidity is cash flow from operating activities, which is generated from investment advisory and fund administration fees. Cash and cash equivalents, accounts receivable, and investments represented approximately 89% of total assets as of June 30, 2016 and December 31, 2015, respectively. We believe these sources of liquidity, as well as our continuing cash flows from operating activities, will be sufficient to meet our current and future operating needs for at least the next 12 months.
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
In July of 2016, the Company started two new funds, the Diamond Hill Core Bond Fund and the Diamond Hill Short Duration Total Return Fund. In the third quarter of 2016, the Company plans to seed the Diamond Hill Core Bond Fund with approximately $20 million and Diamond Hill Short Duration Total Return Fund with approximately $10 million.

Working Capital
As of June 30, 2016, the Company had working capital of approximately $115.0 million, compared to $91.9 million at December 31, 2015. Working capital includes cash, securities owned by common shareholders, prepaid expenses and current receivables, net of all liabilities. The Company has no debt and we believe our available working capital is sufficient to cover current expenses and anticipated capital expenditures.
Cash Flow Analysis
Cash Flows from Operating Activities
The Company’s cash flows from operating activities are calculated by adjusting net income to reflect other significant operating sources and uses of cash, certain significant non-cash items such as share-based compensation, and timing differences in the cash settlement of operating assets and liabilities.
For the six months ended June 30, 2016, net cash provided by operating activities totaled $17.6 million. For the six months ended June 30, 2015, net cash provided by operating activities totaled $17.1 million. The changes in net cash provided by operating activities generally reflects net income plus the effect of non-cash items and the timing differences in the cash settlement of assets and liabilities. We expect that cash flows provided by operating activities will continue to serve as our primary source of working capital in the near future.
Cash Flows from Investing Activities
The Company’s cash flows from investing activities consist primarily of capital expenditures and purchases and redemptions in our investment portfolio.
Cash flows provided by investing activities totaled $0.1 million for the six months ended June 30, 2016. The Company sold seed capital investments of $6.5 million offset by purchases of seed capital investments of $6.1 million (inclusive of $4.4 million of purchases into our deferred compensation plans) during the period. The Company also purchased $0.2 million of property and equipment during the period.
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
For the six months ended June 30, 2016, net cash used in financing activities totaled $4.4 million, consisting of the value of shares withheld related to employee tax withholding of $9.1 million and net redemptions of redeemable noncontrolling interest of $0.7 million, partially offset by excess income tax benefit from stock-based compensation of $4.4 million and income tax benefit from dividends paid on restricted stock of $0.9 million.
For the six months ended June 30, 2015, net cash used in financing activities totaled $1.6 million, consisting of the value of shares withheld related to employee tax withholding of $3.2 million, partially offset by excess income tax benefit from stock-based compensation of $1.6 million.
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

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except per share data and percentages)	2016	2015	% Change	2016	2015	% Change
Net operating income, GAAP basis	$14,699	$14,122	4%	$28,404	$27,316	4%
Non-GAAP adjustments:
Tax provision excluding impact of investment income	(5,372)	(5,232)	3%	(10,276)	(9,782)	5%
Net operating income after tax, non-GAAP basis	$9,327	$8,890	5%	$18,128	$17,534	3%
Net operating income after tax per diluted share, non-GAAP basis	$2.73	$2.64	3%	$5.33	$5.26	1%
Diluted weighted average shares outstanding, GAAP basis	3,415	3,367		3,403	3,332
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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:	OTHER INFORMATION

ITEM 1:	Legal Proceedings
From time to time, the Company is party to ordinary routine litigation that is incidental to its business. There are currently no such matters pending that the Company believes could have a material adverse effect on its consolidated financial statements.

ITEM 1A:	Risk Factors
There has been no material change to the information provided in Item 1A of the Company’s 2015 Annual Report.

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended June 30, 2016, the Company did not purchase any of its Common Shares and did not sell any Common Shares that were not registered under the Securities Act of 1933. The following table sets forth information regarding the Company’s repurchase program of its Common Shares and shares withheld for tax payments due upon vesting of employee Restricted Stock which vested during the second quarter of fiscal year 2016:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(b)
April 1, 2016 through April 30, 2016	1,733	$173.94	—	318,433
May 1, 2016 through May 31, 2016	—	$—	—	318,433
June 1, 2016 through June 30, 2016	—	$—	—	318,433
Total	1,733	$173.94	—	318,433

(a)
All of the 1,733 shares of the Company's common shares purchased during the quarter ended June 30, 2016 represented shares withheld for tax payments due upon the vesting of employee Restricted Stock which vested during the quarter.

(b)
The Company’s current share repurchase program was announced on August 9, 2007. The Board of Directors authorized management to repurchase up to 350,000 shares of the Company’s Common Shares in the open market and in private transactions in accordance with applicable securities laws. The Company’s share repurchase program is not subject to an expiration date.

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
DIAMOND HILL INVESTMENT GROUP, INC.

Date	Title	Signature

July 27, 2016	Chief Executive Officer and President	/s/ Christopher M. Bingaman
Christopher M. Bingaman

July 27, 2016	Chief Financial Officer and Treasurer	/s/ Thomas E. Line
Thomas E. Line