Form 10-Q
period 2016-09-30
DIAMOND HILL INVESTMENT GROUP INC
filed 2016-10-26
CIK 909108

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes:  ☐    No:  ☒
The number of shares outstanding of the issuer’s common stock, as of October 26, 2016, is 3,414,065 shares.

DIAMOND HILL INVESTMENT GROUP, INC.

PART I:	FINANCIAL INFORMATION

ITEM 1:	Consolidated Financial Statements
Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	9/30/2016	12/31/2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$63,659,780	$57,474,777
Investment portfolio	87,047,844	52,490,820
Accounts receivable	17,479,493	18,579,302
Prepaid expenses	1,679,796	1,780,105
Income taxes receivable	1,200,112	1,402,137
Property and equipment, net of depreciation	4,127,815	4,253,361
Deferred taxes	9,123,652	9,206,079
Total assets	$184,318,492	$145,186,581
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$6,782,593	$7,651,324
Accrued incentive compensation	16,155,000	21,984,500
Deferred compensation	13,369,919	10,236,743
Total liabilities	36,307,512	39,872,567
Redeemable noncontrolling interest	4,229,220	—
Shareholders’ equity
Common stock, no par value 7,000,000 shares authorized; 3,413,355 issued and outstanding at September 30, 2016 (inclusive of 208,800 unvested shares); 3,414,338 issued and outstanding at December 31, 2015 (inclusive of 310,356 unvested shares)	108,914,518	102,536,527
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred equity compensation	(19,611,808)	(19,294,784)
Retained earnings	54,479,050	22,072,271
Total shareholders’ equity	143,781,760	105,314,014
Total liabilities and shareholders’ equity	$184,318,492	$145,186,581

Book value per share	$42.12	$30.84
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUES:
Investment advisory	$29,512,076	$27,475,552	$84,751,943	$79,894,964
Mutual fund administration, net	3,425,165	3,948,373	11,312,222	12,229,555
Total revenue	32,937,241	31,423,925	96,064,165	92,124,519
OPERATING EXPENSES:
Compensation and related costs	12,714,404	12,941,017	38,494,459	38,393,223
General and administrative	2,994,186	2,389,339	8,055,287	6,966,452
Sales and marketing	1,052,101	1,107,989	3,106,269	2,878,141
Mutual fund administration	1,037,987	844,563	2,865,905	2,429,593
Total operating expenses	17,798,678	17,282,908	52,521,920	50,667,409
NET OPERATING INCOME	15,138,563	14,141,017	43,542,245	41,457,110
Investment income (loss)	3,555,368	(3,512,134)	4,995,255	(1,710,111)
Gain on sale of subsidiary	2,675,766	—	2,675,766	—
INCOME BEFORE TAXES	21,369,697	10,628,883	51,213,266	39,746,999
Income tax expense	(7,700,732)	(3,900,423)	(18,497,315)	(14,327,795)
NET INCOME	13,668,965	6,728,460	32,715,951	25,419,204
Less: Net income attributable to redeemable noncontrolling interest	(242,401)	—	(309,172)	—
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$13,426,564	$6,728,460	$32,406,779	$25,419,204
Earnings per share attributable to common shareholders
Basic	$3.93	$2.04	$9.52	$7.78
Diluted	$3.93	$1.99	$9.50	$7.59
Weighted average shares outstanding
Basic	3,413,164	3,297,337	3,405,460	3,268,037
Diluted	3,420,123	3,379,200	3,410,208	3,348,196
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest (unaudited)

	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at December 31, 2015	3,414,338	$102,536,527	$(19,294,784)	$22,072,271	$105,314,014	$—
Cumulative-effect adjustment from the adoption of ASU 2015-02 (Note 2)	—	—	—	—	—	4,031,756
Issuance of restricted stock grants	35,900	7,504,564	(7,504,564)	—	—	—
Amortization of restricted stock grants	—	—	4,903,095	—	4,903,095	—
Issuance of stock grants	21,940	3,879,431	—	—	3,879,431	—
Issuance of common stock related to 401k plan match	7,482	1,356,205	—	—	1,356,205	—
Tax benefit from dividend payments related to restricted stock grants	—	925,000	—	—	925,000	—
Net excess tax benefit from vested restricted stock grants	—	4,652,983	—	—	4,652,983	—
Shares withheld related to employee tax withholding	(51,235)	(9,655,747)	—	—	(9,655,747)	—
Forfeiture of restricted stock grants	(15,070)	(2,284,445)	2,284,445	—	—	—
Net income	—	—	—	32,406,779	32,406,779	309,172
Net redemptions of consolidated funds	—	—	—	—	—	(111,708)
Balance at September 30, 2016	3,413,355	$108,914,518	$(19,611,808)	$54,479,050	$143,781,760	$4,229,220
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$32,715,951	$25,419,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	496,250	453,702
Share-based compensation	6,259,300	6,287,899
(Increase)/decrease in accounts receivable	1,612,207	(474,491)
Change in current income taxes	5,780,008	(4,523,875)
Change in deferred income taxes	82,427	(896,137)
Gain on sale of subsidiary	(2,675,766)	—
Net (gains)/losses on investments	(4,212,479)	1,788,286
Net change in trading securities held by Consolidated Funds	(29,436,380)	—
Increase (decrease) in accrued incentive compensation	(1,950,069)	3,410,208
Increase in deferred compensation	3,133,176	3,835,923
Excess income tax benefit from share-based compensation	(4,652,983)	(1,950,951)
Income tax benefit from dividends paid on restricted stock	(925,000)	—
Other changes in assets and liabilities	1,929,846	2,484,335
Net cash provided by operating activities	8,156,488	35,834,103
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(339,638)	(1,249,204)
Purchase of seed capital investments	(17,468,890)	(17,289,987)
Proceeds from sale of seed capital investments	18,717,308	6,833,602
Proceeds from sale of subsidiary, net of cash disposed	1,163,769	—
Net cash provided by (used in) investing activities	2,072,549	(11,705,589)
CASH FLOWS FROM FINANCING ACTIVITIES:
Value of shares withheld related to employee tax withholding	(9,655,747)	(3,758,265)
Excess income tax benefit from share-based compensation	4,652,983	1,950,951
Income tax benefit from dividends paid on restricted stock	925,000	—
Net subscriptions received from (redemptions and distributions paid to) redeemable noncontrolling interest holders	33,730	—
Net cash used in financing activities	(4,044,034)	(1,807,314)
CASH AND CASH EQUIVALENTS
Net change during the period	6,185,003	22,321,200
At beginning of period	57,474,777	35,777,140
At end of period	$63,659,780	$58,098,340
Supplemental cash flow information:
Income taxes paid	$12,634,880	$19,747,806
Supplemental disclosure of non-cash transactions:
Common stock issued as incentive compensation	$3,879,431	$3,826,458
Charitable donation of corporate investments	1,729,735	1,401,202
Cumulative-effect adjustment from the adoption of ASU 2015-02 (Note 2)	4,031,756	—
Net redemption of ETF shares for marketable securities	(244,200)	—
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
Beacon Hill Fund Services, Inc. ("BHFS"), an Ohio corporation, is a wholly owned subsidiary of the Company. BHFS provided compliance, treasury, and other fund administration services to investment advisers and mutual funds. BHIL Distributors, Inc. ("BHIL"), an Ohio corporation, was a wholly owned subsidiary of BHFS. BHIL provided underwriting services to mutual funds. BHFS and BHIL collectively operated as "Beacon Hill". On July 31, 2016, the Company sold BHIL and certain assets and liabilities of BHFS to Foreside Financial Group, LLC (“Foreside”). The entirety of Beacon Hill's business was transferred to Foreside in the sale. See Note 10.
Note 2 Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of September 30, 2016 and December 31, 2015, and for the three and nine month periods ended September 30, 2016 and 2015, for Diamond Hill Investment Group, Inc. and its subsidiaries (referred to in these notes to the condensed consolidated financial statements as "the Company," "management," "we," "us," and "our") have been prepared in accordance with United States generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q and Article 10 of the Securities and Exchange Commission ("SEC") Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair statement of the financial condition and results of operations at the dates and for the interim periods presented, have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for any full fiscal year. These unaudited condensed consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 ("2015 Annual Report") as filed with the SEC.
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
We adopted ASU 2015-02 utilizing the modified retrospective transition method and have recorded a cumulative-effect adjustment to equity of $4.0 million as of January 1, 2016. Prior to the adoption of ASU 2015-02, we performed our analysis at the trust level and concluded we did not need to consolidate the Funds or the ETF as we owned less than 1% of the voting interest in the respective trusts. In 2016, the Company consolidated the ETF and one of our individual mutual funds (collectively the "Consolidated Funds") as our ownership was greater than 50% in each.
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
Redeemable Noncontrolling Interest
Redeemable noncontrolling interest represents third-party interests in the Consolidated Funds. This interest is redeemable at the option of the investors and therefore is not treated as permanent equity. Redeemable noncontrolling interest is remeasured at redemption value which approximates the fair value each reporting period.
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
Accounts Receivable
Accounts receivable are recorded when they are due and are presented on the balance sheet net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of those individuals or entities that owe the receivable. No allowance for doubtful accounts was deemed necessary at September 30, 2016 or December 31, 2015. Accounts receivable from the Funds were $9.4 million as of September 30, 2016 and $9.2 million as of December 31, 2015.
Investments
Management determines the appropriate classification of its investments at the time of purchase and re-evaluates its determination at each reporting period.
Investments classified as trading represent seed capital investments in the Funds we advise where the Company has neither control nor the ability to exercise significant influence as well as securities held in the Consolidated Funds. These investments are measured at fair value based on quoted market prices. Unrealized gains and losses are recorded as investment income in the Company's consolidated statements of income.
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
Valuation of Investment Portfolio
Accounting Standards Codification Topic 820, Fair Value Measurment ("ASC 820") specifies a hierarchy of valuation classifications based on whether the inputs to the valuation techniques used in each valuation clasification are observable or unobservable. These classifications are summarized in the three broad levels listed below:
Level 1 - Unadjusted quoted prices for identical instruments in active markets.
Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-driven valuations in which all significant inputs are observable.
Level 3 - Valuations derived from techniques in which significant inputs are unobservable.
Inputs used to measure fair value might fall in different levels of the fair value hierarchy, in which case the Company defaults to the lowest level input that is significant to the fair value measurement in its entirety. These levels are not necessarily an indication of the risk or liquidity associated with investments. The following table summarizes the values of the Company's investments as of September 30, 2016:

	Level 1	Level 2	Level 3	Investments measured at NAV(a)	Total
Cash equivalents	$56,074,210	$—	$—	$—	$56,074,210
Trading Investments
Securities held in Consolidated Funds(b)	17,517,463	28,187,450	—	—	$45,704,913
Seed capital investments	20,224	—	—	—	$20,224
Seed capital equity method investments	26,454,627	—	—	1,498,161	$27,952,788
Deferred compensation investments	13,369,919	—	—	—	$13,369,919
(a) Comprised of certain investments in limited partnerships measured at fair value using NAV (or its equivalent) as a practical expedient. These investments have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

(b) Of the equity interests in the Consolidated Funds as of September 30, 2016, $41.6 million were held directly by the Company and $4.1 million were held by noncontrolling shareholders.
Level 1 investments are all registered investment companies (mutual funds) or equity securities held in the Consolidated Funds and include, as of September 30, 2016, $56.1 million of investments in third party money market mutual funds that the Company classifies as cash equivalents.
Level 2 investments are comprised of investments in debt securities, which are valued by an independent pricing service which uses pricing techniques which take into account factors such as trading activity, readily available market quotations, yield, quality, coupon rate, maturity, type of issue, trading characteristics, call features, credit rates and other observable inputs.
The Company determines transfers between fair value hierarchy levels at the end of the reporting period. There were no transfers in or out of the levels during the nine months ended September 30, 2016.
Changes in fair values of the investments are recorded in the Consolidated Statements of Income as investment income.
Property and Equipment
Property and equipment, consisting of leasehold improvements, computer equipment, furniture, and fixtures, are carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated lives of the assets.
Revenue Recognition – General
The Company earns substantially all of its revenue from investment advisory and fund administration services. Investment advisory and administration fees, generally calculated as a percentage of assets under management ("AUM"), are recorded as revenue as services are performed. In addition to fixed fees based on a percentage of AUM, certain client accounts also provide periodic variable incentive fees. Investment advisory revenue from the Funds was $22.9 million and $20.7 million for the three months ended September 30, 2016 and September 30, 2015, respectively. Investment advisory revenue from the Funds was $65.2 million and $59.2 million for the nine months ended September 30, 2016 and September 30, 2015, respectively.
Revenue Recognition – Variable Incentive Fees
The Company manages certain client accounts that provide for variable incentive fees. These fees are calculated based on client investment results over rolling five-year periods. The Company records variable incentive fees at the end of the contract measurement period. No variable incentive fees were earned during the three and nine months ended September 30, 2016 or 2015. The table below shows AUM subject to variable incentive fees and the amount of variable incentive fees that would be recognized if the contracts were terminated as of September 30, 2016:

As of
September 30, 2016
AUM subject to variable incentive fees	$590,718,723

As of
September 30, 2016
Contractual Period Ends:
Quarter Ended June 30, 2017	$2,756,586
Quarter Ended December 31, 2018	71,108
Quarter Ended September 30, 2019	346,295
Quarter Ended March 31, 2020	—
Total variable incentive fees that would be recognized if contract terminated	$3,173,989

The contractual end dates highlight the time remaining until the variable incentive fees are scheduled to be earned. The amount of variable incentive fees that would be recognized if the contracts were terminated as of September 30, 2016 will increase or decrease based on future client investment results through the contractual period end. There can be no assurance that the above amounts will ultimately be earned.
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
Beacon Hill previously had underwriting and administrative service agreements with certain clients, including registered mutual funds. The fee arrangements varied from client to client based upon services provided and have been recorded as revenue under mutual fund administration on the Consolidated Statements of Income. Part of Beacon Hill’s role as underwriter was to act as an agent on behalf of its mutual fund clients to receive 12b-1/service fees and commission revenue and facilitate the payment of those fees and commissions to third parties who provide services to the funds and their shareholders. The majority of 12b-1/service fees were paid to independent third parties and the remainder were retained by the Company as reimbursement for expenses the Company incurred. The amount of 12b-1/service fees and commissions were determined by each mutual fund client, and Beacon Hill bore no financial risk related to these services. As a result, 12b-1/service fees and commission revenue was recorded net of the expense payments to third parties, in accordance with the appropriate accounting treatment for this agency relationship. The entirety of Beacon Hill's business was sold to Foreside on July 31, 2016. as further described in Note 10.
Mutual fund administration gross and net revenue are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Mutual fund administration:
Administration revenue, gross	$6,445,936	$6,768,161	$20,557,388	$20,031,572
12b-1/service fees and commission revenue received from fund clients	933,752	2,753,785	6,360,400	8,297,126
12b-1/service fees and commission expense payments to third parties	(831,198)	(2,372,516)	(5,660,429)	(7,164,887)
Fund related expense	(3,136,319)	(3,224,405)	(9,958,315)	(8,971,327)
Revenue, net of related expenses	3,412,171	3,925,025	11,299,044	12,192,484
DHCM C-Share financing:
Broker commission advance repayments	157,732	269,602	558,641	768,884
Broker commission amortization	(144,738)	(246,254)	(545,463)	(731,813)
Financing activity, net	12,994	23,348	13,178	37,071
Mutual fund administration revenue, net	$3,425,165	$3,948,373	$11,312,222	$12,229,555

Mutual fund administrative net revenue from the Funds was $3.0 million for both the three months ended September 30, 2016 and September 30, 2015. Mutual fund administrative net revenue from the Funds was $8.8 million and $9.6 million for the nine months ended September 30, 2016 and September 30, 2015, respectively.
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
The Company is subject to examination by various federal and applicable state and local jurisdictions for various tax periods. The Company’s income tax positions are based on research and interpretations of the income tax laws and rulings in each of the jurisdictions in which it does business. Due to the subjectivity of interpretations of laws and rulings in each jurisdiction, the differences and interplay in tax laws between those jurisdictions, as well as the inherent uncertainty in estimating the final resolution of complex tax audit matters, the Company’s estimates of income tax liabilities may differ from actual payments or assessments. The Company regularly assesses its position with regard to tax exposures and records liabilities for these uncertain tax positions and related interest and penalties, if any, according to the principles of FASB ASC 740, Income Taxes. As of September 30, 2016, the Company had not recorded any liability for uncertain tax positions. The Company records interest and penalties, if any, within income tax expense on the income statement.
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
Note 3 Investment Portfolio
As of September 30, 2016, the Company held investments (excluding third party money market funds which are included with cash and cash equivalents) worth $87.0 million. The following table summarizes the fair value of these investments as of September 30, 2016:

As of
September 30, 2016
Trading investments:
Securities held in Consolidated Funds(a)	$45,704,913
Seed capital investments	20,224
Seed capital equity method investments	27,952,788
Deferred compensation investments	13,369,919
Total Investment portfolio	$87,047,844
(a) Of the securities held in the Consolidated Funds as of September 30, 2016, $41.6 million were held directly by the Company and $4.1 million were held by noncontrolling shareholders.

The deferred compensation investments above consist of Diamond Hill Funds and relate to deferred compensation liabilities from both deferred compensation plans (refer to Note 5). As of September 30, 2016, trading investments and equity method investments held in deferred compensation investments were $8.9 million and $4.5 million, respectively.

The Company's equity method investments consist of cash, marketable equity securities and fixed income securities. The following table includes summary financial information from the Company's equity method investments as of and for the period ended September 30, 2016:

As of
September 30, 2016
Total assets	$134,675,293
Total liabilities	15,914,316
Net assets	118,760,977
DHCM's portion of net assets	32,444,008

For the Nine Months Ended
September 30, 2016
Net income	$7,920,249
DHCM's portion of net income	2,715,921
Note 4 Line of Credit
The Company has an uncommitted Line of Credit Agreement (the "Credit Agreement") with a commercial bank that matures in November of 2016 and permits the Company to borrow up to $10.0 million. Borrowings under the Credit Agreement bear interest at a rate equal to LIBOR plus 1.50%. The Company has not borrowed under the Credit Agreement as of and for the periods ended September 30, 2016 and December 31, 2015. No interest is payable on the unused portion of the Credit Agreement.
The proceeds of the Credit Agreement may be used by the Company and its subsidiaries for ongoing working capital needs and other general corporate purposes. The Credit Agreement contains representations, warranties and covenants that are customary for agreements of this type.

Note 5 Compensation Plans
Share-Based Payment Transactions
The Company issues restricted stock units and restricted stock awards (collectively, "Restricted Stock") under the 2014 Equity and Cash Incentive Plan ("2014 Plan"). Restricted stock units represent shares that may be issued in the future, whereas restricted stock awards represent shares issued and outstanding upon grant with vesting restrictions. The following table represents a roll-forward of outstanding Restricted Stock and related activity during the nine months ended September 30, 2016:

	Shares	Weighted-Average Grant Date Price per Share
Outstanding Restricted Stock as of December 31, 2015	329,356	$108.46
Grants issued	38,900	183.14
Grants vested	(122,386)	83.71
Grants forfeited	(15,070)	141.52
Total Outstanding Restricted Stock as of September 30, 2016	230,800	$132.01
In conjunction with the sale of Beacon Hill, the Company modified the outstanding Beacon Hill employee share-based payment award agreements to partially vest based on their service performed before the date of the transaction. The one-time incremental expense recorded as a result of these modifications was approximately $0.2 million.
As of September 30, 2016, there were 405,853 Common Shares available for awards under the 2014 Plan.
Total deferred compensation related to unvested Restricted Stock grants was $19.6 million as of September 30, 2016. Compensation expense related to the Restricted Stock grants is calculated based upon the fair market value of the Common Shares on grant date, adjusted for estimated forfeitures. The recognition of compensation expense related to deferred compensation over the remaining vesting periods, adjusted for estimated forfeitures, is as follows:

Three Months Remaining In
2016	2017	2018	2019	2020	Thereafter	Total
$1,675,702	$6,216,255	$4,417,599	$3,681,145	$2,103,404	$1,517,703	$19,611,808
Stock Grant Transactions
The following table represents stock issued as part of our incentive compensation program during the nine months ended September 30, 2016 and 2015:

	Shares Issued	Grant Date Value
September 30, 2016	21,940	$3,879,431
September 30, 2015	27,192	3,826,458
Deferred Compensation Plans
The Company offers two deferred compensation plans, the Diamond Hill Fixed Term Deferred Compensation Plan and the Diamond Hill Variable Term Deferred Compensation Plan (collectively the “Plans”), to its employees. Under the Plans, participants may elect to voluntarily defer, for a minimum of five years, certain incentive compensation, that the Company then contributes into the Plans. Each participant is responsible for designating investment options for assets they contribute, and the distribution paid to each participant reflects any gains or losses on the assets realized while in the Plans. Assets held in the Plans are included in the Company’s investment portfolio and the associated obligation to participants is included in deferred compensation liability. Assets held in the Plans are recorded at fair value. Deferred compensation liability was $13.4 million and $10.2 million as of September 30, 2016 and December 31, 2015, respectively.

Note 6 Operating Leases
The Company currently leases office space of approximately 42,400 square feet at two locations. The following table summarizes the total lease and operating expenses for the three and nine months ended September 30, 2016 and 2015:

	September 30, 2016	September 30, 2015
Three Months Ended	$218,640	$234,475
Nine Months Ended	$679,195	$697,272
The approximate future minimum lease payments under the operating leases are as follows:

Future Minimum Lease Payments
Three Months Remaining In
2016	2017	2018	2019	2020	Thereafter	Total
$174,049	$696,198	$632,120	$595,807	$624,179	$2,341,000	$5,063,353
In addition to the above lease payments, the Company is also responsible for normal operating expenses of the properties. Such operating expenses were approximately $0.4 million in 2015, on a combined basis, and are expected to be the same in 2016.
Note 7 Income Taxes
The Company has determined its interim tax provision projecting an estimated annual effective tax rate. For the three months ended September 30, 2016, the Company recorded income tax expense of $7.7 million, yielding an effective tax rate of 36.0%. The effective tax rate of 36.0% differed from the federal statutory rate of 35% due primarily to the additional income tax expense recorded in the state and city jurisdictions in which we do business. For the nine months ended September 30, 2016, the Company recorded income tax expense of $18.5 million, yielding an effective tax rate of 36.1%. The effective tax rate of 36.1% differed from the federal statutory tax rate of 35% due primarily to the additional income tax expense recorded in the state and city jurisdictions in which we do business, which was partially offset by a $0.1 million tax benefit related to a charitable donation of appreciated securities previously held in our investment portfolio.
For the three months ended September 30, 2015, the Company recorded income tax expense of $3.9 million, yielding an effective tax rate of 36.7%. The effective tax rate of 36.7% differed from the expected effective tax rate of 35% due to additional income tax expense recorded in the state and city jurisdictions in which we do business. For the nine months ended September 30, 2015, the Company recorded income tax expense of $14.3 million, yielding an effective tax rate of 36.0%. The effective tax rate of 36.0% differed from the federal statutory tax rate of 35% due primarily to the additional income tax expense recorded in the state and city jurisdictions in which we do business, which was partially offset by a $0.2 million tax benefit related to a charitable donation of appreciated securities previously held in our investment portfolio.
The net temporary differences incurred to date will reverse in future periods as the Company generates taxable earnings. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets recorded. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2016 and December 31, 2015, no valuation allowance was deemed necessary.
The Company's income taxes payable have been reduced by excess tax benefits from equity incentive plan awards. These tax benefits are considered windfall tax benefits under ASC 718 and are recognized as an increase to common stock. For Restricted Stock, the Company receives an excess income tax benefit calculated as the tax effect of the difference between the fair market value of the stock at the time of grant and vesting. The Company also records a tax benefit on dividends paid on Restricted Stock. The Company had net tax benefits from equity awards of $5.6 million and $2.0 million for the nine months ended September 30, 2016 and 2015, respectively, which were reflected as increases in equity.

FASB ASC 740, Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company did not record an accrual for tax related uncertainties or unrecognized tax positions as of September 30, 2016 or December 31, 2015.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Income	$13,668,965	$6,728,460	$32,715,951	$25,419,204
Less: Net income attributable to redeemable noncontrolling interest	(242,401)	—	(309,172)	—
Net income attributable to common shareholders	$13,426,564	$6,728,460	$32,406,779	$25,419,204

Weighted average number of outstanding shares - Basic	3,413,164	3,297,337	3,405,460	3,268,037
Dilutive impact of restricted stock awards with forfeitable rights to dividends	—	74,154	—	74,267
Dilutive impact of restricted stock units	6,959	7,709	4,748	5,892
Weighted average number of outstanding shares - Diluted	3,420,123	3,379,200	3,410,208	3,348,196

Earnings per share attributable to common shareholders
Basic	$3.93	$2.04	$9.52	$7.78
Diluted	$3.93	$1.99	$9.50	$7.59
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
Note 10 Sale of Beacon Hill
On June, 15, 2016, the Company entered into a definitive agreement with Foreside to sell BHIL and certain assets and liabilities of BHFS to Foreside, which closed on July 31, 2016.  This transaction resulted in the entirety of Beacon Hill’s business being transferred to Foreside. The Company received $1.2 million in cash consideration, net of cash disposed, as well as contingent consideration with a fair value of $1.5 million in the form of a promissory note. The promissory note is included in accounts receivable on the consolidated balance sheets. The Company recorded a gain on sale of approximately $2.7 million during the third quarter of 2016. After transaction related costs, the overall impact of the sale, net of tax, was approximately $1.3 million to net income.

Note 11 Subsequent Event
On October 25, 2016, the Company’s board of directors approved a special cash dividend of $6.00 per share payable December 12, 2016 to shareholders of record on December 2, 2016. This dividend will reduce shareholders' equity by approximately $20.5 million.

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
General
The Company derives its consolidated revenue and net income from investment advisory and fund administration services provided by its subsidiaries, DHCM and until July 31, 2016, Beacon Hill. DHCM is a registered investment adviser under the Investment Advisers Act of 1940. DHCM sponsors, distributes, and provides investment advisory and related services to various U.S. and foreign clients through the Funds, institutional accounts, the ETF, and the Partnerships. Until the sale of Beacon Hill to Foreside, Beacon Hill provided fund administration and statutory underwriting services to U.S. and foreign clients.
The Company’s primary objective is to fulfill our fiduciary duty to our clients. Our secondary objective is to grow the intrinsic value of the Company in order to achieve an adequate long-term return for shareholders.
Assets Under Management
Our revenue is derived primarily from investment advisory and administration fees. Investment advisory and administration fees paid to the Company are generally based on the value of the investment portfolios we manage and fluctuate with changes in the total value of our AUM. Substantially all of our AUM (96%) is valued based on readily available market quotations. AUM in the fixed income strategies (4%) is valued using evaluated prices from independent third-party providers. Fees are recognized in the period that the Company manages these assets.
Our revenues are highly dependent on both the value and composition of AUM. The following is a summary of our AUM by product and investment objective, and a roll-forward of the change in AUM for the three and nine months ended September 30, 2016 and 2015:

	Assets Under Management by Product
	As of September 30,
(in millions, except percentages)	2016	2015	% Change
Proprietary funds	$12,843	$10,819	19%
Sub-advised funds	568	701	(19)%
Institutional accounts	4,657	4,394	6%
Total AUM	$18,068	$15,914	14%

	Assets Under Management by Investment Objective
	As of September 30,
(in millions, except percentages)	2016	2015	% Change
Small Cap	$1,818	$1,677	8%
Small-Mid Cap	3,075	1,837	67%
Large Cap	7,807	7,056	11%
Select (All Cap)	407	601	(32)%
Long-Short	4,391	4,444	(1)%
Corporate bonds	538	299	80%
Core fixed income	183	—	—%
(Less: Investments in affiliated funds)	(151)	—	—%
Total AUM	$18,068	$15,914	14%

	Change in Assets Under Management
	For the Three Months Ended September 30,
(in millions)	2016	2015
AUM at beginning of the period	$17,584	$16,734
Net cash inflows (outflows)
proprietary funds	(69)	701
sub-advised funds	(88)	16
institutional accounts	(371)	(357)
	(528)	360
Net market appreciation/(depreciation) and income	1,012	(1,180)
Increase during the period	484	(820)
AUM at end of the period	$18,068	$15,914

	Change in Assets Under Management
	For the Nine Months Ended September 30,
(in millions)	2016	2015
AUM at beginning of the period	$16,841	$15,656
Net cash inflows (outflows)
proprietary funds	482	1,529
sub-advised funds	(143)	41
institutional accounts	(437)	(487)
	(98)	1,083
Net market appreciation/(depreciation) and income	1,325	(825)
Increase during the period	1,227	258
AUM at end of the period	$18,068	$15,914

Consolidated Results of Operations
The following is a discussion of our consolidated results of operations.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except per share amounts and percentages)	2016	2015	% Change	2016	2015	% Change
Net operating income	$15,139	$14,141	7%	$43,542	$41,457	5%
Net operating income after tax(a)	$9,684	$8,952	8%	$27,815	$26,513	5%
Net income attributable to common shareholders	$13,427	$6,728	100%	$32,407	$25,419	27%
Net operating income after tax per diluted share(a)	$2.83	$2.65	7%	$8.16	$7.92	3%
Earnings per share attributable to common shareholders (Diluted)	$3.93	$1.99	97%	$9.50	$7.59	25%
Operating profit margin	46%	45%		45%	45%

(a)	Net operating income after tax is a non-GAAP performance measure. See the Use of Supplemental Data as Non-GAAP Performance Measure section within this report.
Three Months Ended September 30, 2016 compared with Three Months Ended September 30, 2015
The Company generated net income attributable to common shareholders of $13.4 million ($3.93 per diluted share) for the three months ended September 30, 2016, compared with net income attributable to common shareholders of $6.7 million ($1.99 per diluted share) for the three months ended September 30, 2015. Revenue increased $1.5 million period over period due to an increase in average AUM. The revenue increase was partially offset by an increase in operating expenses of $0.5 million primarily related to increases in general and administrative expenses. The Company had $3.6 million in investment income due to market appreciation for the three months ended September 30, 2016 compared to investment loss of $3.5 million for the three months ended September 30, 2015. In addition, the Company recognized a $2.7 million gain on the sale of Beacon Hill during the three months ended September 30, 2016. Income tax expense increased $3.8 million from the three months ended September 30, 2015 to the three months ended September 30, 2016 due to the overall increase in income before taxes.
Net operating income after tax, which excludes the impact of investment gains or losses, increased $0.7 million, or 8%, from the three months ended September 30, 2015 to the three months ended September 30, 2016 consistent with the increase in net operating income.
Operating profit margin was 46% for the quarter ended September 30, 2016 and 45% for the quarter ended September 30, 2015. We expect that our operating margin may fluctuate from period to period based on various factors, including revenues; investment results; employee performance; staffing levels; development of investment strategies, products, or channels; and industry comparisons.
Revenue

	Three Months Ended September 30,
(in thousands, except percentages)	2016	2015	% Change
Investment advisory	$29,512	$27,476	7%
Mutual fund administration, net	3,425	3,948	(13)%
Total	$32,937	$31,424	5%
As a percent of total revenues for the third quarter of 2016 and 2015, investment advisory fees accounted for 90% and 87%, respectively, and mutual fund administration fees made up the remaining 10% and 13%, respectively.
Investment Advisory Fees. Investment advisory fees increased $2.0 million, or 7%, from the three months ended September 30, 2015 to the three months ended September 30, 2016. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates that vary by investment product. The increase in investment advisory fees was driven by an increase of 9% in average AUM quarter over quarter offset by a decrease of one basis point in the average advisory fee rate from 0.66% for the three months ended September 30, 2015 to 0.65% for the three months ended

September 30, 2016. The decrease in the average advisory fee rate is primarily due to a 0.05% reduction in the Large Cap Fund advisory fee effective January 1, 2016 and the closing of certain strategies with higher average fees to new investors. Effective April 30, 2016, the Diamond Hill Small-Mid Cap strategy was closed to new investors. The Diamond Hill Small Cap strategy was closed to new investors as of December 31, 2015 and the Diamond Hill Long-Short strategy was closed to new investors as of June 12, 2015. As a result, the Company expects the growth in AUM in these Funds to decline, which could negatively impact the average advisory fee rate.
Mutual Fund Administration Fees. Mutual fund administration fees decreased $0.5 million, or 13%, from the three months ended September 30, 2015 to the three months ended September 30, 2016. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of average Funds' AUM, and all Beacon Hill fee revenue. The decrease in mutual fund administration fees is primarily due the sale of Beacon Hill effective July 31, 2016 resulting in only one month of revenue recognized during the three months ended September 30, 2016 compared to a full quarter of revenue recognized during the three months ended September 30, 2015.
In addition, while the net mutual fund administration fee rate decreased one basis point from 0.11% for the three months ended September 30, 2015 to 0.10% for the three months ended September 30, 2016, the impact of this fee rate decrease was offset by a 16% increase in average Funds' AUM from $10.9 billion for the three months ended September 30, 2015 to $12.5 billion for the three months ended September 30, 2016. The decrease in the net administration fee rate was due to the following fee reductions that occurred during the periods indicated:

	Class A & C	Class I	Class Y
1/1/2015 - 6/30/2015	0.24%	0.24%	0.10%
7/1/2015 - 12/31/2015	0.24%	0.21%	0.10%
1/1/2016 - 7/31/2016	0.24%	0.20%	0.10%
8/1/2016 - 9/30/2016	0.24%	0.19%	0.09%
As of September 30, 2016, assets held in Class I shares and Class Y shares for the Diamond Hill Funds totaled $7.9 billion and $2.2 billion, respectively.
Expenses

	Three Months Ended September 30,
(in thousands, except percentages)	2016	2015	% Change
Compensation and related costs	$12,715	$12,941	(2)%
General and administrative	2,994	2,389	25%
Sales and marketing	1,052	1,108	(5)%
Mutual fund administration	1,038	845	23%
Total	$17,799	$17,283	3%
Compensation and Related Costs. Employee compensation and benefits decreased by $0.2 million, or 2%, from the three months ended September 30, 2015 compared to the three months ended September 30, 2016 primarily due to a decrease in restricted stock expense of $0.1 million. Incentive compensation expense, which is a significant component of compensation and related costs, can fluctuate significantly period over period as we evaluate incentive compensation by reviewing investment results in client portfolios, individual performance, Company performance, and other factors.
General and Administrative. General and administrative expenses increased by $0.6 million, or 25%, from the three months ended September 30, 2015 to the three months ended September 30, 2016. This increase is due to an increase in corporate legal expense of $0.3 million primarily related to the sale of Beacon Hill and an increase in charitable donation expense of $0.3 million.
Sales and Marketing. Sales and marketing expenses decreased by $0.1 million, or 5%, from the three months ended September 30, 2015 to the three months ended September 30, 2016.

Mutual Fund Administration. Mutual fund administration expenses increased by $0.2 million, or 23%, from the three months ended September 30, 2015 to the three months ended September 30, 2016. Mutual fund administration expenses consist of both variable and fixed expenses. The variable expenses are based on Fund AUM, which increased 16%, and the number of shareholder accounts.
Nine Months Ended September 30, 2016 compared with Nine Months Ended September 30, 2015
The Company generated net income attributable to common shareholders of $32.4 million ($9.50 per diluted share) for the nine months ended September 30, 2016, compared with net income attributable to common shareholders of $25.4 million ($7.59 per diluted share) for the nine months ended September 30, 2015. Revenue increased $3.9 million period over period due to an increase in average AUM. The revenue increase was partially offset by an increase in operating expenses of $1.9 million primarily related to increases in general and administrative expenses and mutual fund administration expenses. The Company had $5.0 million in investment income due to market appreciation for the nine months ended September 30, 2016 compared to an investment loss of $1.7 million for the nine months ended September 30, 2015. In addition, the Company recognized a $2.7 million gain on the sale of Beacon Hill during the nine months ended September 30, 2016. Income tax expense increased $4.2 million from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 due to the overall increase in income before taxes.
Net operating income after tax, which excludes the impact of investment gains or losses, increased $1.3 million, or 5%, from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 consistent with the increase in net operating income.
Operating profit margin was approximately 45% for both the nine months ended September 30, 2016 and the nine months ended September 30, 2015. We expect that our operating margin may fluctuate from period to period based on various factors, including revenues; investment results; employee performance; staffing levels; development of investment strategies, products, or channels; and industry comparisons.
Revenue

	Nine Months Ended September 30,
(in thousands, except percentages)	2016	2015	% Change
Investment advisory	$84,752	$79,895	6%
Mutual fund administration, net	11,312	12,230	(8)%
Total	$96,064	$92,125	4%
As a percent of total revenues for the nine months ended September 30, 2016 and 2015, investment advisory fees accounted for 88% and 87%, respectively, and mutual fund administration fees made up the remaining 12% and 13%, respectively.
Investment Advisory Fees. Investment advisory fees increased $4.9 million, or 6%, from the nine months ended September 30, 2015 to the nine months ended September 30, 2016. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates which vary by investment product. The increase in investment advisory fees was driven by an increase of 7% in average AUM period over period and was partially offset by a decrease of one basis point in the average advisory fee rate from 0.66% for the nine months ended September 30, 2015 compared to 0.65% for the nine months ended September 30, 2016. The decrease in the average advisory fee rate is primarily due to a 0.05% reduction in the Large Cap Fund advisory fee effective January 1, 2016 and the closing of certain strategies with higher average fees to new investors. Effective April 30, 2016, the Diamond Hill Small-Mid Cap strategy was closed to new investors. The Diamond Hill Small Cap strategy was closed to new investors as of December 31, 2015 and the Diamond Hill Long-Short strategy was closed to new investors as of June 12, 2015. As a result of these strategies closing to new investors, the Company expects the growth in AUM in these Funds to decline, which could negatively impact the average advisory fee rate.
Mutual Fund Administration Fees. Mutual fund administration fees decreased $0.9 million, or 8%, from the nine months ended September 30, 2015 to the nine months ended September 30, 2016. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of average Funds' AUM, and all Beacon Hill fee revenue. The decrease in mutual fund administration fees is primarily due to a decrease of two basis points in the net administration fee rate from 0.12% for the nine months ended September 30, 2015 to 0.10% for the nine months ended September 30, 2016. This was partially offset by a 15% increase in average Funds' AUM from $10.4 billion for the nine months ended September 30, 2015 to $12.0 billion for the nine months ended September 30, 2016. The decrease in the net administration fee rate was due to the following fee reductions that occurred during the periods indicated:

	Class A & C	Class I	Class Y
1/1/2015 - 6/30/2015	0.24%	0.24%	0.10%
7/1/2015 - 12/31/2015	0.24%	0.21%	0.10%
1/1/2016 - 7/31/2016	0.24%	0.20%	0.10%
8/1/2016 - 9/30/2016	0.24%	0.19%	0.09%
As of September 30, 2016, assets held in Class I shares and Class Y shares for the Diamond Hill Funds totaled $7.9 billion and $2.2 billion, respectively.
Expenses

	Nine Months Ended September 30,
(in thousands, except percentages)	2016	2015	% Change
Compensation and related costs	$38,495	$38,393	—%
General and administrative	8,055	6,966	16%
Sales and marketing	3,106	2,878	8%
Mutual fund administration	2,866	2,430	18%
Total	$52,522	$50,667	4%
Compensation and Related Costs. Employee compensation and benefits remained consistent from the nine months ended September 30, 2015 to the nine months ended September 30, 2016.
General and Administrative. General and administrative expenses increased by $1.1 million, or 16%, from the nine months ended September 30, 2015 to the nine months ended September 30, 2016. This increase is primarily due to an increase in corporate legal expenses of $0.3 million related to the sale of Beacon Hill, an increase in depreciation of $0.3 million, additional research expenses to support our investment team of $0.3 million, and an increase in charitable donations of $0.2 million.
Sales and Marketing. Sales and marketing expenses increased by $0.2 million, or 8%, from the nine months ended September 30, 2015 to the nine months ended September 30, 2016. The increase was primarily due to additional payments made to third party intermediaries related to the sale of our proprietary funds.
Mutual Fund Administration. Mutual fund administration expenses increased by $0.4 million, or 18%, from the nine months ended September 30, 2015 to the nine months ended September 30, 2016. Mutual fund administration expenses consist of both variable and fixed expenses. The variable expenses are based on Fund AUM and the number of shareholder accounts. The expense was consistent with the 15% increase in average Funds' AUM from the nine months ended September 30, 2015 to the nine months ended September 30, 2016.
Liquidity and Capital Resources
Sources of Liquidity
Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, seed capital investments, and accounts receivable. Our main source of liquidity is cash flow from operating activities, which is generated from investment advisory and fund administration fees. Cash and cash equivalents, accounts receivable, and investments represented approximately 91% and 89% of total assets as of September 30, 2016 and December 31, 2015, respectively. We believe these sources of liquidity, as well as our continuing cash flows from operating activities, will be sufficient to meet our current and future operating needs for at least the next 12 months.
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
In July of 2016, the Company started two new funds, the Diamond Hill Core Bond Fund and the Diamond Hill Short Duration Total Return Fund. As of September 30, 2016, the Company had seeded the Diamond Hill Core Bond Fund with approximately $29 million. We expect approximately $1.0 million in additional seed capital investments into the Diamond Hill Core Bond Fund during the fourth quarter of 2016. Seed capital requirements for Diamond Hill Short Duration Total Return Fund were minimal as we received sufficient flows from other investors.
Working Capital
As of September 30, 2016, the Company had working capital of approximately $130 million, compared to $92 million at December 31, 2015. Working capital includes cash, securities owned by common shareholders, prepaid expenses and current receivables, net of all liabilities. The Company has no debt and we believe our available working capital is sufficient to cover current expenses and anticipated capital expenditures.
Cash Flow Analysis
Cash Flows from Operating Activities
The Company’s cash flows from operating activities are calculated by adjusting net income to reflect other significant operating sources and uses of cash, certain significant non-cash items such as share-based compensation, and timing differences in the cash settlement of operating assets and liabilities.
For the nine months ended September 30, 2016, net cash provided by operating activities totaled $8.2 million. The changes in net cash provided by operating activities were primarily driven by net income of $32.7 million and the add back of stock-based compensation of $6.3 million and depreciation of $0.5 million. These cash inflows were partially offset by the net change in trading securities held in our consolidated funds underlying investment portfolio of $29.4 million and the effect of non-cash items and timing differences in the cash settlement of assets and liabilities of $1.9 million. Absent the cash used by the Consolidated Funds to purchase securities into their investment portfolio, cash flow from operations would have been approximately $37.8 million. We expect that cash flows provided by operating activities will continue to serve as our primary source of working capital in the near future.
For the nine months ended September 30, 2015, net cash provided by operating activities totaled $35.8 million. The changes in net cash provided by operating activities generally reflects net income plus the effect of non-cash items and the timing differences in the cash settlement of assets and liabilities.
Cash Flows from Investing Activities
The Company’s cash flows from investing activities consist primarily of proceeds from the sale of Beacon Hill, capital expenditures and purchases and redemptions in our investment portfolio.
Cash flows provided by investing activities totaled $2.1 million for the nine months ended September 30, 2016. The Company sold seed capital investments of $18.7 million and received net proceeds of $1.2 million from the sale of Beacon Hill, which were offset by purchases of seed capital investments of $17.5 million, inclusive of $4.9 million of purchases into our deferred compensation plans, and the purchase of $0.3 million of property and equipment during the period.
Cash flows used in investing activities totaled $11.7 million for the nine months ended September 30, 2015. The Company purchased $17.3 million of corporate investments, inclusive of $4.3 million into our deferred compensation plans, and $1.2 million of property and equipment related to our office space expansion. These cash outflows were partially offset by redemptions of corporate investments of $6.8 million.
Cash Flows from Financing Activities
The Company’s cash flows from financing activities may consist of the payment of special dividends, shares withheld related to employee tax withholding, excess income tax benefit from stock-based compensation, the income tax benefit from dividends paid on restricted stock, and distributions to or contributions from redeemable noncontrolling interest holders.

For the nine months ended September 30, 2016, net cash used in financing activities totaled $4.0 million, consisting of the value of shares withheld related to employee tax withholding of $9.7 million, partially offset by excess income tax benefit from stock-based compensation of $4.7 million, and income tax benefit from dividends paid on restricted stock of $0.9 million.
For the nine months ended September 30, 2015, net cash used in financing activities totaled $1.8 million, consisting of the value of shares withheld related to employee tax withholding of $3.8 million, partially offset by excess income tax benefit from stock-based compensation of $2.0 million.
Use of Supplemental Data as Non-GAAP Performance Measure
Net Operating Income After Tax
As supplemental information, we are providing performance measures that are based on methodologies other than GAAP ("non-GAAP") for "Net Operating Income After Tax" that management uses as a benchmark in evaluating and comparing the period-to-period operating performance of the Company and its subsidiaries.
The Company defines "net operating income after tax" as the Company’s net operating income less its income tax provision, excluding the after-tax impact of investment related activity and the after-tax impact of the sale of subsidiary. The Company believes that “net operating income after tax” provides a good representation of the Company’s operating performance, as it excludes the impact of investment related activity on financial results. The amount of the investment portfolio and market fluctuations on the investments can change significantly from one period to another, which can distort the underlying earnings potential of a company. We also believe "net operating income after tax" is an important metric in estimating the value of an asset management business. This non-GAAP measure is provided in addition to net income and net operating income and is not a substitute for net income or net operating income and may not be comparable to non-GAAP performance measures of other companies.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except per share data and percentages)	2016	2015	% Change	2016	2015	% Change
Net operating income, GAAP basis	$15,139	$14,141	7%	$43,542	$41,457	5%
Non-GAAP adjustments:
Tax provision excluding impact of investment income (loss) and gain on sale of subsidiary	(5,455)	(5,189)	5%	(15,727)	(14,944)	5%
Net operating income after tax, non-GAAP basis	$9,684	$8,952	8%	$27,815	$26,513	5%
Net operating income after tax per diluted share, non-GAAP basis	$2.83	$2.65	7%	$8.16	$7.92	3%
Diluted weighted average shares outstanding, GAAP basis	3,420	3,379		3,410	3,348
The tax provision excluding the impact of investment related activity and the sale of subsidiary is calculated by applying the tax rate from the actual tax provision to net operating income.
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
Critical Accounting Policies and Estimates
For a summary of the critical accounting policies important to understanding the condensed consolidated financial statements see Note 2, Significant Accounting Policies, in the condensed consolidated financial statements contained in Part I, Item 1 of this filing and Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2015 Annual Report and Note 2, Significant Accounting Policies, in the 2015 Annual Report for further information.

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
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
During the quarter ended September 30, 2016, the Company did not purchase any of its Common Shares and did not sell any Common Shares that were not registered under the Securities Act of 1933. The following table sets forth information regarding the Company’s repurchase program of its Common Shares and shares withheld for tax payments due upon vesting of employee Restricted Stock which vested during the third quarter of fiscal year 2016:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(b)
July 1, 2016 through July 31, 2016	1,402	$190.99	—	318,433
August 1, 2016 through August 31, 2016	667	$191.24	—	318,433
September 1, 2016 through September 30, 2016	1,001	$184.79	—	318,433
Total	3,070	$189.02	—	318,433

(a)
All of the 3,070 shares of the Company's common shares purchased during the quarter ended September 30, 2016 represented shares withheld for tax payments due upon the vesting of employee Restricted Stock which vested during the quarter.

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
DIAMOND HILL INVESTMENT GROUP, INC.

Date	Title	Signature

October 26, 2016	Chief Executive Officer and President	/s/ Christopher M. Bingaman
Christopher M. Bingaman

October 26, 2016	Chief Financial Officer and Treasurer	/s/ Thomas E. Line
Thomas E. Line