Form 10-K
period 2016-12-31
DIAMOND HILL INVESTMENT GROUP INC
filed 2017-02-23
CIK 909108

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Aggregate market value of the registrant’s common shares (the only common equity of the registrant) held by non-affiliates of the registrant, based on the closing price of $188.42 on June 30, 2016 on the NASDAQ Global Select Market was $581,099,527. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that the registrant’s executive officers and directors are affiliates.
The number of shares outstanding of the issuer's common stock, as of February 23, 2017, is 3,434,871 shares.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for the 2017 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this report.

Diamond Hill Investment Group, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2016

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
Overview
The Company, an Ohio corporation organized in April 1990, derives its consolidated revenue and net income from investment advisory and fund administration services provided by its subsidiary, Diamond Hill Capital Management, Inc. (“DHCM”). DHCM is a registered investment adviser under the Investment Advisers Act of 1940. DHCM sponsors, distributes, and provides investment advisory and related services to U.S. and foreign clients through Diamond Hill Funds (the "Funds"), institutional accounts, an exchange traded fund, and private investment funds. In July of 2016, the Company sold two former wholly owned operating subsidiaries, Beacon Hill Fund Services, Inc. (“BHFS”), and BHIL Distributors, Inc. (“BHIL”) or collectively ("Beacon Hill"). Until its sale, Beacon Hill provided fund administration and statutory underwriting services.
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
Investment Philosophy
We believe intrinsic value is independent of market price and that competitive long-term returns can be achieved by identifying meaningful differences between the two. We believe we can identify those market opportunities and deliver value through our shared commitment to an intrinsic value-based investment philosophy, long-term perspective, and disciplined approach to active investment management.
Investment Process
DHCM’s equity investment process begins with fundamental research focusing on estimating a company’s intrinsic value independent of its current stock price. Bottom-up analysis, which takes into consideration earnings, revenue growth, operating margins and other economic factors, is of primary importance in estimating the intrinsic value of an individual company. A five-year discounted cash flow analysis is the primary methodology we use to determine whether there is a discrepancy between the current market price and DHCM’s estimate of intrinsic value. To forecast the amount and timing of cash flows, our research analysts concentrate on the fundamental economic drivers of the business, including competitive positioning, quality of management, and balance sheet strength. Research analysts also evaluate each company within the context of sector and industry secular trends. Key factors in analyzing sectors and industries include relative pricing power, ability to earn excess returns, long-term capital flow, and other fundamental factors.
DHCM also applies an intrinsic value philosophy and process to the analysis of fixed income securities. Our core investment grade fixed income investment process is driven by security selection, sector allocation, yield curve positioning, and duration management in concert with the overall management of a high quality portfolio. We seek to generate excess return through the selection of undervalued securities and spread sectors that offer incremental yield and total return in comparison to a benchmark index. In selecting corporate bond investments, we focus on identifying companies with stable to improving fundamentals that are likely to meet our return objectives over the long term (five years). We believe that our team of industry specialists, and their focus on the entire capital structure of a business, often give us an information advantage over our peers.
DHCM believes that many investors’ short-term focus hinders their long-term results, which creates market inefficiencies and, therefore, opportunities. In addition, not all investors are valuation sensitive. We believe that we can exploit these market anomalies/inefficiencies by possessing a long-term investment temperament and practicing a consistent and repeatable intrinsic value-focused approach to investing.
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
Investment Strategies
The Company offers several traditional and alternative investment strategies, which are all based on the same intrinsic value philosophy. As of December 31, 2016, we offered the following representative investment strategies to our clients:

1.	Small Cap - Pursues long-term capital appreciation by investing in a portfolio of primarily small capitalization U.S. equity securities.

2.	Small-Mid Cap - Pursues long-term capital appreciation by investing in a portfolio of primarily small and medium capitalization U.S. equity securities.

3.	Mid Cap - Pursues long-term capital appreciation by investing in a portfolio of primarily medium capitalization U.S. equity securities.

4.	Large Cap - Pursues long-term capital appreciation by investing in a portfolio of primarily large capitalization U.S. equity securities.

5.	Select - Pursues long-term capital appreciation by investing in a concentrated portfolio of primarily U.S. equity securities across a broad range of market capitalizations.

6.	Long-Short - Pursues long-term capital appreciation by investing long and selling short primarily U.S. equity securities across a broad range of market capitalizations.

7.
Research Opportunities - Pursues long-term capital appreciation by investing long and selling short U.S. equity securities across a broad range of market capitalizations, as well as by investing up to 20% in international equity securities and up to 20% in fixed income securities.

8.	Financial Long-Short - Pursues long-term capital appreciation by investing long and selling short primarily U.S. financial services equity securities across a broad range of market capitalizations.

9.
Valuation-Weighted 500 - Pursues long-term capital appreciation by investing in large capitalization U.S. equity securities that seek to track the price and total return of the Diamond Hill Valuation-Weighted 500 Index.

10.	Short Duration Total Return - Pursues maximization of total return consistent with the preservation of capital by investing in high, medium, and low-grade fixed income securities.

11.	Core Bond - Pursues maximization of total return consistent with the preservation of capital by investing in a diversified portfolio of intermediate and long-term fixed income securities.

12.	Corporate Credit - Pursues high current income, preservation of capital, and total return over a five-year time horizon by investing primarily in corporate bonds across the credit spectrum.

13.	High Yield - Pursues high current income with the opportunity for capital appreciation by investing primarily in below-investment grade corporate bonds.
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
Following three volatile quarters, the U.S. equity markets rallied in the fourth quarter with all major indices posting well above average results for the year. As has been widely reported, the markets had a dramatic reaction to political events in the U.S. and abroad throughout 2016, but especially so in the fourth quarter. Financials and cyclical sectors including telecommunications, industrials, energy, and materials experienced the biggest gains post-election.
Absolute returns for all of our investment strategies with a full year of results were positive in 2016, and as of December 31, 2016, the since-inception returns for nearly all of our strategies exceeded their respective benchmark returns. Our Mid Cap, Short Duration Total Return, Core Bond, and High Yield strategies have less than a five-year track record and as always, we remain focused on five-year periods to evaluate our results.
The following is a summary of the investment returns for each of our Funds as of December 31, 2016, relative to its respective passive benchmark.

		As of December 31, 2016
	Inception	1 Year	3 Year	5 Year	10 Year	Since Inception
Diamond Hill Small Cap Fund	12/29/2000	14.45%	5.03%	12.93%	6.96%	11.02%
Russell 2000 Index		21.31%	6.74%	14.46%	7.07%	8.10%
Diamond Hill Small-Mid Cap Fund	12/30/2005	18.18%	8.73%	16.08%	9.47%	9.54%
Russell 2500 Index		17.59%	6.93%	14.54%	7.69%	8.43%
Diamond Hill Mid Cap Fund	12/31/2013	18.56%	8.83%	N/A	N/A	8.83%
Russell Midcap Index		13.80%	7.92%	N/A	N/A	7.92%
Diamond Hill Large Cap Fund	6/29/2001	14.63%	7.97%	14.13%	7.16%	8.27%
Russell 1000 Index		12.05%	8.59%	14.69%	7.08%	6.35%
Diamond Hill Select Fund	12/30/2005	9.62%	6.54%	14.25%	7.25%	7.85%
Russell 3000 Index		12.74%	8.43%	14.67%	7.07%	7.83%
Diamond Hill Long-Short Fund	6/30/2000	10.55%	5.44%	9.45%	4.31%	6.99%
60% Russell 1000 Index / 40% BofA ML US T-Bill 0-3 Month Index		7.32%	5.26%	8.77%	4.81%	3.86%
Diamond Hill Research Opportunities Fund	3/31/2009	9.89%	3.82%	10.73%	N/A	13.51%
75% Russell 3000 Index / 25% BofA ML US T-Bill 0-3 Month Index		9.60%	6.41%	10.96%	N/A	12.71%
Diamond Hill Financial Long-Short Fund	8/1/1997	19.10%	7.27%	16.56%	2.37%	7.58%
80% Russell 3000 Financials Index / 20% BofA ML US T-Bill 0-3 Month Index		14.42%	8.60%	14.48%	1.69%	5.13%
Diamond Hill Short Duration Total Return Fund	7/5/2016	N/A	N/A	N/A	N/A	1.26%
Bloomberg Barclays US 1-3 Yr. Gov./Credit Index		N/A	N/A	N/A	N/A	(0.45)%
Diamond Hill Core Bond Fund	7/5/2016	N/A	N/A	N/A	N/A	(2.14)%
Bloomberg Barclays US Aggregate Index		N/A	N/A	N/A	N/A	(3.21)%
Diamond Hill Corporate Credit Fund	9/30/2002	12.21%	5.25%	6.16%	5.80%	7.24%
BofA ML US Corporate & High Yield Index		7.97%	4.26%	4.84%	5.76%	6.23%
Diamond Hill High Yield Fund	12/4/2014	14.62%	N/A	N/A	N/A	7.12%
BofA ML US High Yield Index		17.49%	N/A	N/A	N/A	5.32%
________________________

-	Fund returns are Class I shares net of fees
-	Index returns do not reflect any fees
Assets Under Management
The following tables show AUM by product and investment objective as well as net client cash flows for the past five years ended December 31, 2016:

	Assets Under Management by Product As of December 31,
(in millions)	2016	2015	2014	2013	2012
Proprietary funds	$13,618	$11,505	$9,863	$7,600	$5,251
Sub-advised funds	1,445	665	665	444	947
Institutional accounts	4,318	4,671	5,128	4,142	3,231
Total AUM	$19,381	$16,841	$15,656	$12,186	$9,429

	Assets Under Management by Investment Strategy As of December 31,
(in millions)	2016	2015	2014	2013	2012
Small Cap	$1,843	$1,703	$1,575	$1,402	$939
Small-Mid Cap	3,388	2,088	1,295	780	364
Large Cap	8,497	7,547	7,926	6,254	5,211
All Cap Select	404	545	432	327	258
Long-Short	4,613	4,597	4,179	3,213	2,455
Corporate bonds	581	361	249	210	202
Core fixed income	237	—	—	—	—
(Less: Investments in affiliated funds)	(182)	—	—	—	—
Total AUM	$19,381	$16,841	$15,656	$12,186	$9,429

	Change in Assets Under Management For the Year Ended December 31,
(in millions)	2016	2015	2014	2013	2012
AUM at beginning of the year	$16,841	$15,656	$12,186	$9,429	$8,671
Net cash inflows (outflows)
proprietary funds	548	1,916	1,618	713	429
sub-advised funds	639	(6)	166	(758)	(149)
institutional accounts	(1,023)	(443)	478	(263)	(499)
	164	1,467	2,262	(308)	(219)
Net market appreciation/(depreciation) and income	2,376	(282)	1,208	3,065	977
Increase during the year	2,540	1,185	3,470	2,757	758
AUM at end of the year	$19,381	$16,841	$15,656	$12,186	$9,429
Capacity
The Company’s primary goal is to fulfill our fiduciary duty to clients. We understand that our ability to retain and grow assets as a firm has been, and will be, driven primarily by delivering attractive long-term investment results to our clients. When we have determined that the size of any of our strategies hinders our ability to add value over a passive alternative, we have closed those strategies to new clients and we will continue to do so, which will impact our ability to grow AUM. We have prioritized, and will continue to prioritize, investment results over asset accumulation. Currently, the Long-Short, Small Cap, and Small-Mid Cap strategies are closed to new investors.

We estimate capacity of $25 - 35 billion for our existing equity strategies ($18.6 billion as of December 31, 2016) and capacity of at least $40 billion for our existing fixed income strategies ($0.8 billion as of December 31, 2016).  Determining our AUM capacity requires evaluating each of our investment strategies and estimating individual strategy capacity, given market capitalization and concentration constraints as well as investment objectives.  Total firm capacity is not simply a sum of the individual strategies and is affected by overlap between strategies.  With the development of new products or strategies, our firm level capacity could increase.
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
AUM by Channel
Below is a summary of our AUM by distribution channel for the five years ended December 31, 2016:

	AUM by Distribution Channel As of December 31,
(in millions)	2016	2015	2014	2013	2012
Proprietary funds:
Registered investment advisers	$3,508	$2,723	$2,363	$1,678	$1,258
Independent broker/dealers	2,922	2,329	1,862	1,400	917
Wirehouse broker/dealers	2,011	1,963	1,760	1,261	758
Banks	3,175	2,735	2,176	1,668	1,407
Defined contribution	1,535	1,218	1,232	1,226	739
Other	467	537	470	367	172
Total proprietary funds	13,618	11,505	9,863	7,600	5,251
Sub-advised funds	1,445	665	665	444	947
Institutional accounts:
Institutional consultant	2,074	2,370	2,681	1,965	1,857
Financial intermediary	1,358	1,474	1,573	1,488	1,164
Direct	886	827	874	689	210
Total institutional accounts	4,318	4,671	5,128	4,142	3,231
Total AUM	$19,381	$16,841	$15,656	$12,186	$9,429
Growth Strategy
The Company’s growth strategy will remain focused on achieving excellent investment results in all our strategies and providing the highest level of client service. We will continue to focus on the development of distribution channels to enable us to offer our various investment strategies to a broad array of clients. We seek to continue to grow our AUM through our proprietary funds, institutional accounts, and sub-advised funds. We have a targeted strategic business plan to further penetrate our existing distribution channels. Our business development efforts are focused on expanding the institutional consultant channel and plan sponsor network on the separate account side, as well as our intermediary network on the fund side.
Fund Administration Activities
The Company provides fund administration services to the Funds. Fund administration services are broadly defined as portfolio and regulatory compliance, treasury and financial oversight, oversight of back-office service providers such as the custodian, fund accountant, and transfer agent, and general business management and governance of the mutual fund complex. Prior to the sale of Beacon Hill, the Company also provided fund administration services to other third party mutual fund companies and investment advisers.
Competition

Competition in the area of investment management is intense, and our competitors include investment management firms, broker-dealers, banks and insurance companies, some of whom offer various investment alternatives, including passive index strategies. Many competitors are better known than the Company, offer a broader range of investment products and have more offices, employees and business development representatives. We compete primarily on the basis of philosophy, performance and client service.
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
The Company’s trading activities for client accounts are regulated under the Securities Exchange Act of 1934 (the “Exchange Act”), including laws governing trading on inside information, market manipulation and a broad number of trading requirements (e.g., volume limitations, reporting obligations) and market regulation policies in the United States.
The preceding descriptions of the regulatory and statutory provisions applicable to us are not complete and are qualified in their entirety by reference to their respective statutory or regulatory provisions. Failure to comply with these requirements could have a material adverse effect on our business.
Contractual Relationships with the Diamond Hill Funds
The Company is highly dependent on our contractual relationships with the Funds. In the event our advisory or administration agreements with the Funds are terminated, not renewed, or amended to reduce fees, we would be materially and adversely affected. We generated approximately 74%, 75% and 73% of our 2016, 2015 and 2014 revenues, respectively, from our advisory and administrative contracts with the Funds. We consider our relationship with the Funds and their board of trustees to be good, and have no reason to believe that these advisory or administration contracts will not be renewed in the future; however, there is no assurance that the Funds will choose to continue their relationships with the Company. Please see Item 1A for risk factors regarding this relationship.
Employees
As of December 31, 2016, the Company employed 112 full-time equivalent employees. As of December 31, 2015, the number of full-time equivalent employees was 126. The Company reduced its head count by 22 employees related to the sale of Beacon Hill, which was offset by continued growth in the number of employees at DHCM. We believe that our relationship with our employees is good. Absent the sale of Beacon Hill, our employee count has been growing over the past several years and we expect that general trend to continue.

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
Our future results of operations, financial condition, liquidity, and the market price of our common shares are subject to various risks, including those mentioned below and those that are discussed from time-to-time in our other periodic filings with the SEC. Investors should carefully consider these risks, along with the other information contained in this report, before making an investment decision regarding our common shares. There may be additional risks of which we are currently unaware, or which we currently consider immaterial. The occurrence of any of these risks could have a material adverse effect on our financial condition, results of operations~~,~~ liquidity, and the value of our common shares. Please see “Forward Looking Statements” within Item 1 of Part I of this Form 10-K. We assume no obligation to update any forward looking statements as a result of new information, future events or other factors.
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
Our success depends on our key personnel, and our financial performance could be negatively affected by the loss of their services.
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
Our AUM, which impacts revenue, is subject to significant fluctuations.
A large majority of our revenue is calculated as a percentage of AUM or is related to the general performance of the equity securities market. A decline in securities prices or in the sale of investment products, or an increase in fund redemptions, generally would reduce revenue and net income. Financial market declines would generally negatively impact the level of our AUM and consequently our revenue and net income. A recession or other economic or political events, both in the United States as well as globally, could also adversely impact our revenue, if such events led to a decreased demand for products, a higher redemption rate, or a decline in securities prices.
Our investment results and/or the growth in our AUM may be constrained if appropriate investment opportunities are not available or if we close certain of our portfolios to new investors.
Our ability to deliver strong investment results depends in large part on our ability to identify appropriate investment opportunities in which to invest client assets. If we are unable to identify sufficient investment opportunities for existing and new client assets on a timely basis, our investment results could be adversely affected. The risk that appropriate investment opportunities may be unavailable is influenced by a number of factors, including general market conditions, and is likely to increase if our AUM increases rapidly. In addition, if we determine that sufficient investment opportunities are not available for a portfolio strategy, or we believe that it is necessary in order to continue to produce attractive returns from a portfolio, we will consider closing the portfolio to new investors. As of December 31, 2016, we have closed three investment strategies to new investors. If we misjudge the point at which it would be optimal to close a portfolio, the investment results of the portfolio could be negatively impacted.
Our investment approach may underperform other investment approaches during certain market conditions.
Our investment strategies are best suited for investors with long-term investment horizons.  Our investment strategies may not perform well during certain periods of time, including during periods when the market is more narrowly focused on growth-oriented stocks.
Additionally, since we apply the same intrinsic value investment process across all of our strategies, utilizing the same analyst team, and due to the overlapping universes of many of our investment strategies, we could have common positions and industry concentrations across many of our strategies at the same time.  As such, factors leading one of our investment strategies to underperform may lead other strategies to underperform at the same time.
We are subject to substantial competition in all aspects of our business.
Our investment products compete against a number of investment products and services from:
•asset management firms;
•mutual fund companies;
•commercial banks and thrift institutions;
•insurance companies;
•exchange traded funds;
•hedge funds; and
•brokerage and investment banking firms.
Many of our competitors have substantially greater resources than we have and may operate in more markets or offer a broader range of products, including passively managed or “index” products. Some of these institutions operate in a different regulatory environment, which may give them certain competitive advantages in the investment products and portfolio structures that they offer. We compete with other providers of investment services primarily based upon our philosophy, performance and client service. Some institutions have a broad array of products and distribution channels that make it more difficult for us to compete with them. If current or potential customers decide to use one of our competitors, we could face a significant decline in market share, AUM, revenues, and net income. If we are required to lower our fees in order to remain competitive, our net income could be significantly reduced because some of our expenses are fixed, especially over shorter periods of time, and our expenses may not decrease in proportion to the decrease in revenues. Additionally, over the past several years, investors have generally shown a preference for passive investment products, such as index and exchange traded funds, over actively managed strategies. If this trend continues, our AUM may be negatively impacted.
Market and competitive pressures in recent years have created a trend towards lower management fees in the asset management industry and there can be no assurance that we will be able to maintain our current fee structure. As a result, a shift in our AUM from higher to lower fee generating clients and strategies would result in a decrease in profitability even if our AUM increases or remains unchanged.
The loss of access to or increased fees required by third-party distribution sources to market our portfolios and access our client base could adversely affect our results of operations.
Our ability to attract additional AUM is dependent on our relationship with third-party financial intermediaries. We compensate some of these intermediaries for access to investors and for various marketing services provided. These distribution sources and client bases may not continue to be accessible to us for reasonable terms, or at all. If such access is restricted or eliminated, it could have an adverse effect on our results of operations. Fees paid to financial intermediaries for investor access and marketing services have generally increased in recent years. If such fee increases continue, refusal to pay them could restrict our access to those client bases while paying them could adversely affect our profitability.
A significant portion of the Company’s revenues are based on contracts with the Funds that are subject to termination without cause and on short notice.
The Company is very dependent on our contractual relationships with the Funds. If our advisory or administration agreements with the Funds were terminated, not renewed, or amended to reduce fees, we would be materially and adversely affected. Generally, these agreements are terminable by either party upon 60 days written notice without penalty. The agreements are subject to annual approval by either (i) the board of trustees of the Funds or (ii) a vote of the majority of the outstanding voting securities of each Fund. The agreements automatically terminate in the event of their assignment by either the Company or the

Fund. We generated approximately 74%, 75%, and 73% of our 2016, 2015 and 2014 revenues, respectively, from our advisory and administrative contracts with the Funds, including 28%, 14%, and 10% from the advisory contracts with the Diamond Hill Long-Short Fund, Large Cap Fund, Small-Mid Cap Fund and Small Cap Fund, respectively, during 2016. The loss of the Long-Short Fund, Large Cap Fund, Small-Mid Cap Fund or Small Cap Fund contracts would have a material adverse effect on the Company. We consider our relationship with the Funds and their board of trustees to be good, and we have no reason to believe that these advisory or administration contracts will not be renewed in the future; however, there can be no assurance that the Funds will choose to continue their relationships with us.
Unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of our computer systems or otherwise, or other breaches in the security of our systems could severely harm our business.
As part of our business, we collect, process and transmit sensitive and confidential information about our clients and employees, as well as proprietary information about our business. We have policies and procedures pursuant to which we take numerous security measures to prevent cyber-attacks of various kinds as well as fraudulent activity by persons who have been granted access to such confidential information. Nevertheless, our systems, like all technology systems, remain vulnerable to unauthorized access, which can result in the theft or corruption of information. Computer viruses or other malicious software codes, the unauthorized intentional or inadvertent public release of information, or the use of information for illegal or harmful purposes could harm our reputation and our business. Such attacks can come from unrelated third parties through the internet, from access to hardware removed from our premises or even from employees. We are also vulnerable to attacks on, or releases of information by, third-party vendors with whom we share information or on whom we depend for services. Any security breach involving the misappropriation, loss or other unauthorized disclosure of our confidential information could result in financial loss or costs to us or damages to others. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information of others, whether by us or by our vendors, could severely damage our reputation, cause the termination of contracts with our clients or vendors, expose us to the risk of litigation and liability, disrupt our operations, impair our ability to compete and have a material adverse effect on our business, financial condition and results of operations.
Operational risks may disrupt our business, result in losses or limit our growth.
We are dependent on the capacity and reliability of the communications, information and technology systems supporting our operations, whether developed, owned and operated by the Company or by third parties. Operational risks such as trading or operational errors, interruption of our financial, accounting, trading, compliance and other data processing systems, the loss of data contained in the systems, or compromised systems due to cyber-attack, could result in a disruption of our business, liability to clients, regulatory intervention or reputational damage, and thus adversely affect our business.
Our business is subject to substantial governmental regulation, which can change frequently and may increase costs of compliance; reduce revenue; result in fines, penalties and lawsuits for noncompliance; and adversely affect our results of operations and financial condition.
Our business is subject to a variety of federal securities laws, including the Investment Advisers Act of 1940, the Investment Company Act of 1940, the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002, and the U.S. PATRIOT Act of 2001 and the Dodd-Frank Wall Street Reform and Consumer Protection Act. In addition, we are subject to significant regulation and oversight by the SEC. Changes in legal, regulatory, accounting, tax and compliance requirements could have a significant effect on our operations and results, including but not limited to increased expenses and reduced investor interest in certain funds and other investment products we offer. We continually monitor legislative, tax, regulatory, accounting, and compliance developments that could impact our business. The change in U.S. Presidential administrations may result in numerous changes in regulations that are unpredictable at this time. We and our directors, officers and employees could be subject to lawsuits or regulatory proceedings for violations of such laws and regulations, which could result in the payment of fines or penalties and cause reputational harm to us. Such harm could negatively affect our financial condition and results of operations, as well as divert management's attention from operations.
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
The Company leases office space at one location in Columbus, Ohio.
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
The following performance graph compares the total shareholder return of an investment in our common shares to that of the Russell Microcap® Index, and to a peer group index of publicly traded asset management firms for the five-year period ended on December 31, 2016. The graph assumes that the value of the investment in our common shares and each index was $100 on December 31, 2011. Total return includes reinvestment of all dividends. The Russell Microcap® Index makes up less than 3% of the U.S. equity market and is a market-value-weighted index of the smallest 1,000 securities in the small-cap Russell 2000® Index plus the next 1,000 smallest securities. Peer Group returns are weighted by the market capitalization of each firm at the beginning of the measurement period. The historical information set forth below is not necessarily indicative of future performance. We do not make or endorse any predictions as to future stock performance.

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	Cumulative 5 Year Total Return
Diamond Hill Investment Group, Inc.	$100	$103	$183	$220	$309	$354	254%
Russell Microcap® Index	$100	$120	$174	$181	$171	$206	106%
Peer Group*	$100	$125	$196	$201	$155	$147	47%

* The Peer Group is based upon all asset managers with market cap of less than $5 billion excluding (i) firms whose primary business is hedge fund or private equity, and (ii) firms with multiple lines of business. The following companies are included in the Peer Group: Alliance Bernstein Holding L.P.; Calamos Asset Management, Inc.; Cohen & Steers, Inc.; Eaton Vance Corp.; Federated Investors, Inc.; GAMCO Investors, Inc.; Hennessy Advisors, Inc.; Janus Capital Group, Inc.; Legg Mason, Inc.; Manning & Napier, Inc.; Pzena Investment Management, Inc.; Teton Advisors, Inc.; U.S. Global Investors, Inc.; Virtus Investment Partners, Inc.; Waddell & Reed Financial, Inc.; Wisdomtree Investments, Inc.; and Westwood Holdings Group, Inc.

The Company’s common shares trade on the NASDAQ Global Select Market under the symbol DHIL. The following table sets forth the high and low sales prices during each quarter of 2016 and 2015:

	2016			2015
	High Price	Low Price	Dividend Per Share	High Price	Low Price	Dividend Per Share
Quarter ended:
March 31	$192.91	$154.21	$—	$164.49	$129.76	$—
June 30	$198.11	$167.00	$—	$208.96	$161.92	$—
September 30	$198.40	$179.71	$—	$202.50	$184.20	$—
December 31	$212.79	$172.30	$6.00	$228.79	$187.75	$5.00
Due to the relatively low volume of traded shares, bid/ask spreads can be fairly wide at times and therefore, quoted prices may not be indicative of the price a shareholder may receive in an actual transaction. During the years ended December 31, 2016 and 2015, approximately 2,360,037 and 2,320,086, respectively, of our common shares were traded. The dividends indicated above were special dividends. We have not paid regular quarterly dividends in the past, and have no present intention of paying regular quarterly dividends in the future. The approximate number of record holders of our common shares at December 31, 2016 was 204, although we believe that the number of beneficial owners of our common shares is substantially greater.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Company did not purchase any of our common shares through the repurchase program during the year ended December 31, 2016. The following table sets forth information regarding our repurchase program of our common shares and shares withheld for tax payments due upon vesting of employee restricted stock units and restricted stock awards which vested during the fourth quarter of fiscal year 2016:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(b)
October 1, 2016 through October 31, 2016	—	$—	—	318,433
November 1, 2016 through November 30, 2016	—	$—	—	318,433
December 1, 2016 through December 31, 2016	1,783	$209.60	—	318,433
Total	1,783	$209.60	—	318,433

(a)
All of the 1,783 shares of the Company's common shares purchased during the quarter ended December 31, 2016 represented shares withheld for tax payments due upon the vesting of employee Restricted Stock which vested during the quarter.

(b)
The Company currently has a share repurchase program where the Board of Directors has authorized management to repurchase up to 350,000 of the Company's Common Shares in the open market and in private transactions in accordance with applicable securities laws. Our share repurchase program is not subject to an expiration date.

We sold no equity securities of the Company during 2016 that were not registered under the Securities Act of 1933.

ITEM 6.	Selected Financial Data
The following selected financial data should be read in conjunction with our Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report on Form 10-K.

	For the Years Ended December 31,
(in thousands, except per share data)	2016	2015	2014	2013	2012
Income Statement Data:
Total revenues	$136,103	$124,426	$104,559	$81,432	$66,657
Compensation and related costs	52,265	47,951	43,892	40,852	33,868
Other expenses	20,769	17,755	13,206	9,898	8,361
Total expenses	73,034	65,706	57,098	50,750	42,229
Net operating income	63,069	58,720	47,460	30,682	24,428
Operating profit margin	46%	47%	45%	38%	37%
Net income	46,594	37,074	31,581	22,155	16,931
Net income attributable to common shareholders	46,052	37,074	31,581	22,155	16,931
Per Share Information:
Basic earnings	$13.52	$11.31	$9.88	$7.05	$5.44
Diluted earnings	13.49	11.03	9.67	6.94	5.44
Cash dividend declared	6.00	5.00	4.00	3.00	8.00
Weighted Average Shares Outstanding
Basic	3,407	3,278	3,196	3,142	3,111
Diluted	3,413	3,360	3,266	3,194	3,111
	At December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data (in thousands):
Total assets	$199,718	$145,187	$107,709	$75,353	$41,236
Long-term debt	—	—	—	—	—
Shareholders equity	139,224	105,314	74,319	44,943	21,736
Book value per share	$40.81	$30.84	$22.40	$13.80	$6.86
Assets Under Management (in millions)	$19,381	$16,841	$15,656	$12,186	$9,429
Net Client Inflows (in millions)	164	1,467	2,262	(308)	(219)

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this section, we discuss and analyze the consolidated results of operations for the past three fiscal years and other factors that may affect future financial performance. This discussion should be read in conjunction with our Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Selected Financial Data contained in this Form 10-K.
Business Environment
2016 was an interesting year with market volatility driven by uncertainty around interest rates, the U.K. Brexit vote, and a U.S. presidential election, among other factors. Additionally, the ongoing discussion around active versus passive management continued in 2016. We continue to believe that Diamond Hill strategies will outperform their respective passive benchmark over a full market cycle, supported by a shared commitment to our intrinsic value-based investment philosophy, long-term perspective, disciplined approach, and alignment with our clients’ interests.
We continue to expect positive but below average equity market returns over the next five years. Our conclusion is primarily based on the combination of above-average price/earnings (P/E) multiples applied to already high profit margins, which likely tempers prospective returns. Stock valuations remain historically high in part because of the current low interest rate environment. As interest rates begin to normalize and if corporate earnings growth accelerates, P/E ratios may start to decline.

As always, our focus is on valuations, which we believe are the key determinant of long-term returns. We focus on companies with good franchises and the ability to take share, selling at reasonable valuations. Our equity and fixed income investment philosophy and processes continue to be focused on individual company and security analysis. Our intrinsic value investment philosophy is shared by all of our portfolio managers and research analysts, allowing us to apply our investment discipline consistently across strategies.
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
Key Financial Performance Indicators
There are a variety of key performance indicators the Company monitors in order to evaluate our business results. The following table presents the results of certain key performance indicators over the past three fiscal years:

	For the Years Ended December 31,
	2016	2015	2014
Ending AUM (in millions)	$19,381	$16,841	$15,656
Average AUM (in millions)	17,780	16,415	13,847
Net cash inflows (in millions)	164	1,467	2,262

Total Revenue (in thousands)	136,103	124,426	104,559
Total Expenses (in thousands)	73,034	65,706	57,099
Average Advisory Fee Rate, excluding variable fees(a)	0.64%	0.66%	0.65%
Operating Profit Margin	46%	47%	45%
(a) Average advisory fee rates, including variable fees, were 0.68%, 0.66% and 0.65% for past three fiscal years respectively.
Assets Under Management
Our revenue is derived primarily from investment advisory and administration fees. Investment advisory and administration fees paid to the Company are generally based on the value of the investment portfolios we manage and fluctuate with changes in the total value of the AUM. Substantially all of our AUM (95.9%) is valued based on readily available market quotations. AUM in our fixed income strategies (4.1%) is valued using evaluated prices from independent third-party providers. Fees are recognized in the period that the Company manages these assets.
Revenues are highly dependent on both the value and composition of AUM. The following is a summary of our AUM by product, investment objective, and a roll-forward of the change in AUM for the years ended December 31, 2016, 2015, and 2014:

	Assets Under Management by Product As of December 31,
(in millions)	2016	2015	2014
Proprietary funds	$13,618	$11,505	$9,863
Sub-advised funds	1,445	665	665
Institutional accounts	4,318	4,671	5,128
Total AUM	$19,381	$16,841	$15,656

	Assets Under Management by Investment Strategy As of December 31,
(in millions)	2016	2015	2014
Small Cap	$1,843	$1,703	$1,575
Small-Mid Cap	3,388	2,088	1,295
Large Cap	8,497	7,547	7,926
All Cap Select	404	545	432
Long-Short	4,613	4,597	4,179
Corporate bonds	581	361	249
Core fixed income	237	—	—
(Less: Investments in affiliated funds)	(182)	—	—
Total AUM	$19,381	$16,841	$15,656

	Change in Assets Under Management For the Year Ended December 31,
(in millions)	2016	2015	2014
AUM at beginning of the year	$16,841	$15,656	$12,186
Net cash inflows (outflows)
proprietary funds	548	1,916	1,618
sub-advised funds	639	(6)	166
institutional accounts	(1,023)	(443)	478
	164	1,467	2,262
Net market appreciation (depreciation) and income	2,376	(282)	1,208
Increase during the year	2,540	1,185	3,470
AUM at end of the year	$19,381	$16,841	$15,656
Consolidated Results of Operations
The following is a discussion of our consolidated results of operations.

(in thousands, except per share data)	2016	2015	% Change	2015	2014	% Change
Total revenue	$136,103	$124,426	9%	$124,426	$104,559	19%
Net operating income	$63,069	$58,720	7%	$58,720	$47,460	24%
Net income attributable to common shareholders	$46,052	$37,074	24%	$37,074	$31,581	17%
Earnings per share attributable to common shareholders (Diluted)	$13.49	$11.03	22%	$11.03	$9.67	14%
Operating profit margin	46%	47%	NM	47%	45%	NM
Operating profit margin, as adjusted(a)	48%	47%	NM	47%	46%	NM
(a) Operating profit margin, as adjusted is a non-GAAP performance measure. See Use of Supplemental Data as Non-GAAP Performance Measure section within this report.

Year Ended December 31, 2016 compared with Year Ended December 31, 2015
The Company generated net income attributable to common shareholders of $46.1 million ($13.49 per diluted share) for the year ended December 31, 2016, compared with net income attributable to common shareholders of $37.1 million ($11.03 per diluted share) for the year ended December 31, 2015. Revenue increased $11.7 million period over period primarily due to an 8% increase in average AUM year over year, as well as $6.4 million in variable fees earned upon the termination of a variable fee agreement in 2016 versus no variable fees realized in 2015. The revenue increase was partially offset by an increase in operating expenses of $7.3 million, primarily related to increases in compensation and related expenses, general and administrative expenses, and mutual fund administration expenses. The Company had $7.5 million in investment income due to market appreciation in 2016 compared to investment losses of $0.7 million in 2015. In addition, the Company recognized a $2.7 million gain on the sale of Beacon Hill during 2016. Income tax expense increased $5.8 million from 2015 to 2016 due to the overall increase in income before taxes.
Operating profit margin decreased to 46% for 2016 from 47% for 2015. Operating profit margin, as adjusted increased to 48% for 2016 from 47% for 2015. See Use of Supplemental Data as Non-GAAP Performance Measure section within this report. We expect that our operating margin will fluctuate, sometimes substantially, from year to year based on various factors including revenues; investment results; employee performance; staffing levels; development of investment strategies, products, or channels; and industry comparisons.
Year Ended December 31, 2015 compared with Year Ended December 31, 2014
The Company generated net income attributable to common shareholders of $37.1 million ($11.03 per diluted share) for the year ended December 31, 2015, compared with net income attributable to common shareholders of $31.6 million ($9.67 per diluted share) for the year ended December 31, 2014. Revenue increased $19.9 million period over period due to an increase in average AUM year over year. The revenue increase was offset by an increase in operating expenses of $8.6 million, primarily related to increases in compensation and related expenses, general and administrative expenses, and sales and marketing expenses. The Company had $0.7 million in investment losses due to market depreciation in 2015 compared to investment income of $2.9 million in 2014. Income tax expense increased $2.1 million from 2014 to 2015 due to the overall increase in income before taxes.
Operating profit margin increased to 47% for 2015 from 45% for 2014. We expect that our operating margin will fluctuate, sometimes substantially, from year to year based on various factors including revenues; investment results; employee performance; staffing levels; development of investment strategies, products, or channels; and industry comparisons.
Revenue

(in thousands)	2016	2015	% Change	2015	2014	% Change
Investment advisory	$121,645	$107,916	13%	$107,916	$89,901	20%
Mutual fund administration, net	14,458	16,510	(12)%	16,510	14,658	13%
Total	136,103	124,426	9%	124,426	104,559	19%
Revenue for the Year Ended December 31, 2016 compared with Year Ended December 31, 2015
As a percent of total annual revenues for 2016 and 2015, investment advisory fees accounted for 89% and 87%, respectively, and mutual fund administration fees made up the remaining 11% and 13%, respectively.
Investment Advisory Fees. Investment advisory fees increased by $13.7 million, or 13%, from the year ended December 31, 2015 to the year ended December 31, 2016. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates that vary by investment product. The increase in investment advisory fees was driven by an increase of 8% in average AUM year over year and an increase of two basis points in the average advisory fee rate. The average advisory fee rate in 2016 and 2015 was 0.68% and 0.66%, respectively. The average advisory fee rate for 2016 included variable fees of $6.4 million earned upon the termination of a variable fee agreement during the fourth quarter. No variable fees were realized in 2015. The average advisory fee rate excluding variable fees in 2016 and 2015 was 0.64% and 0.66%, respectively. This decrease of two basis points in the advisory fee rate excluding variable fees from 2015 to 2016 was primarily due to a 0.05% reduction in the Large Cap Fund advisory fee effective January 1, 2016 and the closing of certain strategies with higher average fees to new investors. Effective April 30, 2016, the Diamond Hill Small-Mid Cap strategy was closed to new investors. As a result, the Company expects the growth in the AUM of this Fund to decline, which could negatively impact the average advisory fee rate.

Effective January 1, 2017, the Company voluntarily reduced the investment advisory fee it charges on the Mid Cap Fund, the Research Opportunities Fund, and the Financial Long-Short Fund by 0.05%. As of December 31, 2016, assets held in these funds were $58.8 million, $51.5 million and $32.4 million, respectively.
Mutual Fund Administration Fees. Mutual fund administration fees decreased by $2.1 million, or 12%, from the year ended December 31, 2015 to the year ended December 31, 2016. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of average Funds' AUM, and all Beacon Hill fee revenue. The decrease in the mutual fund administration fee was primarily due to the sale of Beacon Hill effective July 31, 2016, resulting in five less months of Beacon Hill revenue recognized during 2016.
In addition, while the net mutual fund administration fee rate decreased two basis points from 0.12% for the year ended 2015 to 0.10% for the year ended 2016, the impact of this fee rate decrease was offset by a 15% increase in average Funds' AUM from $10.7 billion for the year ended 2015 to $12.3 billion for the year ended 2016. The decrease in the net administration fee rate was due to the following fee reductions that occurred during the periods indicated:

	Class A & C	Class I	Class Y
1/1/2015 - 6/30/2015	0.24%	0.24%	0.10%
7/1/2015 - 12/31/2015	0.24%	0.21%	0.10%
1/1/2016 - 7/31/2016	0.24%	0.20%	0.10%
8/1/2016 - 12/31/2016	0.24%	0.19%	0.09%
As of December 31, 2016, assets held in Class I shares and Class Y shares for the Diamond Hill Funds totaled $8.5 billion and $2.4 billion, respectively. As of December 31, 2015, assets held in Class I shares and Class Y shares for the Diamond Hill Funds totaled $6.9 billion and $1.6 billion, respectively.
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
Mutual Fund Administration Fees. Mutual fund administration fees increased by $1.9 million, or 13%, from the year ended December 31, 2014 to the year ended December 31, 2015. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of average mutual fund AUM, and all Beacon Hill fee revenue. The increase in the mutual fund administration fee was due to a 24% increase in average Fund AUM which increased from $8.6 billion for the year ended December 31, 2014 to $10.7 billion for the year ended December 31, 2015. This increase was offset by a reduction in the net administration fee rate by 0.02% to 0.12% for the year ended 2015 from 0.14% for the year ended 2014. This decrease in the net administration fee rate was due to a reduction in the Funds' administration fee rate by one basis point, which was effective January 1, 2015 for assets held in Class A, C, and I shares for all Diamond Hill Funds and the further reduction in the administration fee rate charged on assets held in Class I shares from 0.24% to 0.21% effective July 1, 2015.
Expenses

(in thousands)	2016	2015	% Change	2015	2014	% Change
Compensation and related costs	$52,265	$47,951	9%	$47,951	$43,892	9%
General and administrative	12,622	10,246	23%	10,246	8,099	27%
Sales and marketing	4,263	4,179	2%	4,179	2,222	88%
Mutual fund administration	3,884	3,330	17%	3,330	2,885	15%
Total	73,034	65,706	11%	65,706	57,098	15%

Expenses for the Year Ended December 31, 2016 compared with Year Ended December 31, 2015
Compensation and Related Costs. Employee compensation and benefits increased by $4.3 million, or 9%, from the year ended December 31, 2015 to the year ended December 31, 2016, due to an increase of $1.7 million in salaries and related benefits due to an increase in staffing and merit increases and an increase of $0.5 million in incentive compensation during fiscal year 2016. Incentive compensation expense can fluctuate significantly period over period as we evaluate incentive compensation by reviewing investment performance, individual performance, Company performance and other factors. In addition, the Company recognized unrealized gains on deferred compensation investments which increased deferred compensation expense by $1.8 million in 2016 compared to unrealized losses on deferred compensation investments which decreased deferred compensation expense by $0.2 million in 2015.
General and Administrative. General and administrative expenses increased by $2.4 million, or 23%, from the year ended December 31, 2015 to the year ended December 31, 2016. This increase was due to a $1.4 million increase in charitable donations, a $0.4 million increase in research expenses to support our investment team, a $0.4 million increase in legal and other costs related to the sale of Beacon Hill, increased information technology expense of $0.1 million, and $0.1 million of additional depreciation expense year over year.
Sales and Marketing. Sales and marketing expenses increased by $0.1 million, or 2%, from the year ended December 31, 2015 to the year ended December 31, 2016. This increase was primarily due to additional payments made to third party intermediaries related to the sale of our proprietary funds.
Mutual Fund Administration. Mutual fund administration expenses increased by $0.6 million, or 17%, from the year ended December 31, 2015 to the year ended December 31, 2016. Mutual fund administration expenses consist of both variable and fixed expenses. The variable expenses are based on mutual fund AUM and the number of shareholder accounts. The increase was consistent with the 15% increase in average Funds' AUM from the year ended 2015 to the year ended 2016.
Expenses for the Year Ended December 31, 2015 compared with Year Ended December 31, 2014
Compensation and Related Costs. Employee compensation and benefits increased by $4.1 million, or 9%, from the year ended December 31, 2014 to the year ended December 31, 2015, due to an increase of $3.8 million in salaries and related benefits due to an increase in staffing and merit levels and an increase of $0.5 million in incentive compensation during fiscal year 2015 due to growth in the business, partially offset by a reduction in deferred compensation expense of $0.2 million. Incentive compensation expense can fluctuate significantly period over period as we evaluate incentive compensation by reviewing investment performance, individual performance, Company performance and other factors.
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
Liquidity and Capital Resources
Sources of Liquidity
The Company's main source of liquidity is cash flows from operating activities which are generated from investment advisory and fund administration fees. Our investment portfolio is invested in readily marketable securities, which provide for cash liquidity, if needed. Investments in mutual funds are valued at their quoted current net asset value ("NAV"). Investments in private investment funds are valued independently using NAV as a practical expedient. Equity securities are based on readily available market quotations. Debt securities are valued using pricing techniques which take into account factors such as trading activity, readily available market quotations, yield, quality, coupon rate, maturity, type of issue, trading characteristics, call features, credit rates and other observable inputs. Inflation is expected to have no material impact on our performance. Cash and cash equivalents, accounts receivable, and investments represented approximately 92% and 89% of total assets as of

December 31, 2016 and 2015 respectively. We believe these sources of liquidity, as well as our continuing cash flows from operating activities, will be sufficient to meet our current and future operating needs for at least the next 12 months.

Uses of Liquidity
In line with the Company’s primary objective to fulfill our fiduciary duty to clients and secondary objective to achieve an adequate long-term return for shareholders, we anticipate our main uses of cash will be operating expenses and seed capital to fund new and existing investment strategies.
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
While 2016 was the ninth consecutive year that the Company has paid a special dividend, there can be no assurance that we will pay a dividend in the future. We have paid out special dividends totaling $64.00 per share from 2008 through 2016. These special dividends reduced shareholders’ equity by $187.6 million over the past nine years. The 2016, 2015, and 2014 special dividend reduced shareholders' equity by $20.5 million, $17.0 million, and $13.2 million, respectively.
Working Capital
As of December 31, 2016, the Company had working capital of approximately $126.0 million, compared to $91.9 million at December 31, 2015. Working capital includes cash, securities owned by common shareholders, prepaid expenses and current receivables, net of all liabilities. On October 25, 2016, our Board of Directors declared a $6.00 per share dividend payable on December 12, 2016 to shareholders of record on December 2, 2016. The payment of the special cash dividend reduced our working capital balance by approximately $20.5 million. The Company has no debt, and we believe our available working capital is sufficient to cover current expenses and presently anticipated capital expenditures.
Below is a summary of securities owned by the Company as of December 31, 2016 and 2015.

	As of December 31,
	2016	2015
Corporate Investments:
Diamond Hill Core Bond Fund	$29,293,308	$—
Diamond Hill Mid Cap Fund	17,754,640	10,749,860
Diamond Hill Valuation-Weighted 500 ETF	13,329,549	11,221,323
Diamond Hill Research Opportunities Fund	10,921,540	10,306,395
Diamond Hill High Yield Fund	6,210,304	—
Diamond Hill High Yield Fund, L.P.	—	9,874,099
Diamond Hill Global Fund, L.P.	1,570,965	1,410,010
Diamond Hill Short Duration Total Return Fund	20,245	—
Diamond Hill Financial Long-Short Fund	—	967,721
Total Corporate Investments	79,100,551	44,529,408
Deferred Compensation Plan Investments in the Funds	14,182,470	7,961,412
Total investments held by DHCM	93,283,021	52,490,820
Redeemable noncontrolling interest in consolidated funds	14,732,614	—
Total Investment Portfolio	$108,015,635	$52,490,820
Cash Flow Analysis
Cash Flows from Operating Activities
The Company’s cash flows from operating activities are calculated by adjusting net income to reflect other significant operating sources and uses of cash, certain significant non-cash items such as share-based compensation, and timing differences in the cash settlement of operating assets and liabilities.

For the year ended December 31, 2016, net cash provided by operating activities totaled $20.1 million. The changes in net cash provided by operating activities were primarily driven by net income of $46.6 million and the add back of stock-based compensation of $8.2 million and depreciation of $0.7 million. These cash inflows were significantly offset by the net change in trading securities held in our Consolidated Funds underlying investment portfolios of $41.7 million and the effect of non-cash items and timing differences in the cash settlement of assets and liabilities of $6.2 million. Absent the operating cash flows of the Consolidated Funds, cash flow from operations would have been approximately $60.7 million (see "Supplemental Consolidated Cash Flow Statement" below). We expect that cash flows provided by operating activities will continue to serve as our primary source of working capital in the near future.
For the years ended December 31, 2015 and 2014, net cash provided by operating activities totaled $52.0 million, and $42.6 million, respectively. The changes in net cash provided by operating activities generally reflects net income plus the effect of non-cash items and the timing differences in the cash settlement of assets and liabilities.

Cash Flows from Investing Activities
The Company’s cash flows from investing activities consist primarily of purchases and redemptions in our investment portfolio, capital expenditures and proceeds from the sale of Beacon Hill.
Cash flows used in investing activities totaled $5.7 million for the year ended December 31, 2016. The Company purchased corporate investments of $26.0 million, inclusive of $4.9 million of corporate investments into our deferred compensation plans. This cash outflow was partially offset by redemptions of corporate investments of $19.5 million and net proceeds received of $1.2 million from the sale of Beacon Hill. The Company also purchased $0.5 million of property and equipment.
Cash flows used in investing activities totaled $11.9 million for the year ended December 31, 2015. The Company purchased $22.1 million of corporate investments, inclusive of $4.3 million of purchases into our deferred compensation plans, during 2015. This cash outflow was partially offset by redemptions of corporate investments of $11.8 million. The Company also purchased $1.6 million of property and equipment related to our office space expansion.
Cash flows used in investing activities totaled $26.7 million for the year ended December 31, 2014, primarily related to purchases of $25.4 million into the Company's corporate investments, inclusive of $3.9 million of purchases into our deferred compensation plans. This cash outflow was slightly offset by redemptions of corporate investments of $0.2 million. The Company also purchased $1.5 million of property and equipment related to our office space expansion.
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
For the year ended December 31, 2016, net cash used by financing activities totaled $14.6 million consisting of the payment of special dividends of $20.5 million and the value of shares withheld related to employee tax withholding of $10.0 million, partially offset by net subscriptions received from redeemable noncontrolling interest holders of $9.6 million, excess income tax benefit from stock-based compensation of $4.9 million, and income tax benefit from dividends paid on restricted stock of $1.4 million.
For the years ended December 31, 2015 and 2014, net cash used by financing activities totaled $18.5 million and $13.3 million, respectively. The primary cash flows used in financing activities for the periods were special dividends of $17.0 million and $13.2 million, respectively.
Supplemental Consolidated Cash Flow Statement
On January 1, 2016, the Company implemented the new consolidation accounting guidance that resulted in the consolidation of the Company's exchange traded fund ("ETF") and one of our individual mutual funds (collectively the "Consolidated Funds") in which we have a controlling interest. Our consolidated balance sheet now reflects the investments and other assets and liabilities of the Consolidated Funds, as well as redeemable noncontrolling interests for the portion of the Consolidated Funds that are held by third party investors. Although we can redeem our net interest in the Consolidated Funds at any time, we cannot directly access or sell the assets held by the Consolidated Funds to obtain cash for general operations. Additionally, the assets of the Consolidated Funds are not available to general creditors.

The following table summarizes the condensed cash flows for the year ended December 31, 2016, that are attributable to the Diamond Hill Investment Group, Inc., the Consolidated Funds, and the related eliminations required in preparing the consolidated statements.

	Year Ended December 31, 2016
	Cash flow attributable to Diamond Hill Investment Group, Inc.	Cash flow attributable to Consolidated Funds	Eliminations	As reported on the Consolidated Statement of Cash Flows
Cash flows from Operating Activities:
Net Income	$46,051,923	$1,269,875	$(727,666)	$46,594,132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	712,112	—	—	712,112
Share-based compensation	8,205,084	—	—	8,205,084
Gain on sale of subsidiary	(2,675,767)	—	—	(2,675,767)
Net (gains)/losses on investments	(4,929,260)	(1,269,875)	727,666	(5,471,469)
Net change in trading securities held by Consolidated Funds	—	(41,674,992)	—	(41,674,992)
Other changes in assets and liabilities	13,378,043	1,004,603	—	14,382,646
Net cash provided by (used in) operating activities	60,742,135	(40,670,389)	—	20,071,746
Net cash provided by (used in) investing activities	(36,913,417)	—	31,183,284	(5,730,133)
Net cash provided by (used in) financing activities	(24,226,297)	40,783,067	(31,183,284)	(14,626,514)
Net change during the period	(397,579)	112,678	—	(284,901)
Cash and cash equivalents at beginning of year	57,474,777	—	—	57,474,777
Cash and cash equivalents at end of year	$57,077,198	$112,678	$—	$57,189,876
Selected Quarterly Information
Our unaudited quarterly results of operations for the years ended December 31, 2016 and 2015 are summarized below:

	At or For the Quarter Ended
	2016				2015
(in thousands, except per share data)	12/31	09/30	06/30	03/31	12/31	09/30	06/30	03/31
Assets under management (in millions)	$19,381	$18,068	$17,584	$17,391	$16,841	$15,914	$16,734	$16,098
Total revenue(a)	40,039	32,937	32,669	30,458	32,302	31,424	31,382	29,318
Total operating expenses	20,512	17,799	17,970	16,753	15,039	17,283	17,260	16,124
Operating income	19,527	15,138	14,699	13,705	17,263	14,141	14,122	13,194
Investment income (loss)	2,522	3,555	693	747	973	(3,512)	457	1,345
Gain on sale of subsidiary	—	2,676	—	—	—	—	—	—
Net income	$13,878	$13,669	$9,767	$9,280	$11,655	$6,728	$9,178	$9,513
Net income attributable to common shareholders	$13,645	$13,427	$9,715	$9,265	$11,655	$6,728	$9,178	$9,513
Diluted EPS	$3.99	$3.93	$2.84	$2.73	$3.43	$1.99	$2.73	$2.89
Diluted weighted shares outstanding	3,422	3,420	3,415	3,393	3,393	3,379	3,367	3,296
(a) - Total revenue in the fourth quarter of 2016 includes variable fees of $6.4 million earned upon the termination of a variable fee agreement during the fourth quarter. No variable fees were realized in the other periods presented.

Contractual Obligations
The following table presents a summary of the Company’s future obligations under the terms of operating leases and lease commitments, other contractual purchase obligations, and deferred compensation obligations at December 31, 2016. Other purchase obligations include contractual amounts that will be due for the purchase of services to be used in our operations, such as mutual fund sub-administration and investment related research software. These obligations may be cancelable at earlier times than those indicated and, under certain conditions, may involve termination fees. The deferred compensation obligations includes compensation that will be paid out upon satisfactory completion of time-based criteria (see Note 6). Because these obligations are primarily of a normal recurring nature, we expect to fund them from future cash flows from operations. Deferred compensation obligations will be funded by the related deferred compensation investments currently held on our consolidated balance sheets. The information presented does not include operating expenses or capital expenditures that will be committed in the normal course of operations in 2017 and future years:

		Payments Due by Period
(in thousands)	Total	2017	2018-2019	2020-2021	Later
Operating lease obligations	$4,733	$586	$1,182	$1,249	$1,716
Purchase obligations	4,143	2,395	1,747	2	—
Deferred compensation obligations	14,182	—	1,620	4,730	7,832
Total	$23,059	$2,981	$4,549	$5,981	$9,548
Use of Supplemental Data as Non-GAAP Performance Measures
As supplemental information, we are providing performance measures that are based on methodologies other than U.S. generally accepted accounting principles (“non-GAAP”). We believe the non-GAAP measures below are useful measures of our core business activities, are important metrics in estimating the value of an asset management business and may enable more appropriate comparison to our peers. These non-GAAP measures should not be a substitute for financial measures calculated in accordance with U.S. generally accepted accounting principles (“GAAP”) and may be calculated differently by other companies. The following schedule reconciles GAAP measures to non-GAAP measures for the years ended December 31, 2016, 2015, and 2014, respectively.

	Year Ended December 31,
(in thousands, except percentages and per share data)	2016	2015	2014
Total revenue	$136,103	$124,426	$104,559

Net operating income, GAAP basis	$63,069	$58,720	$47,460
Non-GAAP adjustments:
Gains (losses) on deferred compensation plan investments, net(1)	1,837	(234)	533
Net operating income, as adjusted, non-GAAP basis(2)	64,906	58,486	47,993
Non-GAAP Adjustment:
Tax provision on net operating income, as adjusted, non-GAAP basis(3)	(23,626)	(21,090)	(17,900)
Net operating income, as adjusted, after tax, non-GAAP basis(4)	$41,280	$37,396	$30,093

Net operating income, as adjusted after tax per diluted share, non-GAAP basis(5)	$12.09	$11.13	$9.21
Diluted weighted average shares outstanding, GAAP basis	3,413	3,360	3,266

Operating profit margin, GAAP basis	46%	47%	45%
Operating profit margin, as adjusted, non-GAAP basis(6)	48%	47%	46%
(1) Gains (losses) on deferred compensation plan investments, net: The gain (loss) on deferred compensation plan investments which increases (decreases) deferred compensation expense included in operating income is removed from operating income in the calculation because it is offset by an equal amount in investment income (loss) below net operating income on the income statement, and thus has no impact on net income attributable to the Company.

(2) Net operating income, as adjusted: This non-GAAP measure was calculated by taking the Company’s net operating income adjusted to exclude the impact on compensation expense of gains and losses on investments in the deferred compensation plan investments.
(3) Tax provision on net operating income, as adjusted: This non-GAAP measure represents the tax provision excluding the impact of investment related activity and the sale of subsidiary and is calculated by applying the tax rate from the actual tax provision to net operating income, as adjusted.
(4) Net operating income, as adjusted, after tax: This non-GAAP measure was calculated by taking the net operating income, as adjusted less the tax provision on net operating income, as adjusted.
(5) Net operating income, as adjusted after tax per diluted share: This non-GAAP measure was calculated by dividing the net operating income, as adjusted after tax, by diluted weighted average shares outstanding.
(6) Operating profit margin, as adjusted: This non-GAAP measure was calculated by dividing the net operating income, as adjusted, by total revenue.
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
Revenue Recognition on Performance-Based Advisory Contracts. We have certain investment advisory contracts in which a portion of the fees are based on investment performance achieved in the respective client portfolio in excess of a specified hurdle rate. These fees are calculated based on client investment results over rolling five-year periods. The Company records variable performance fees at the end of the contract measurement period.
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
The table below summarizes our market risks as of December 31, 2016, and shows the effects of a hypothetical 10% increase and decrease in investments.

	Fair Value as of December 31, 2016	Fair Value Assuming a Hypothetical 10% Increase	Fair Value Assuming a Hypothetical 10% Decrease
Equity investments	$59,014,455	$64,915,901	$53,113,010
Fixed Income investments	49,001,180	53,901,298	44,101,062
Total	$108,015,635	$118,817,199	$97,214,072

ITEM 8.	Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Diamond Hill Investment Group, Inc.:
We have audited the accompanying consolidated balance sheets of Diamond Hill Investment Group, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diamond Hill Investment Group, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for investments in investment funds in 2016 due to the adoption of ASU 2015-02 - Consolidation (Topic 810): Amendments to the Consolidation Analysis.
/s/ KPMG LLP
Columbus, Ohio
February 23, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Diamond Hill Investment Group, Inc.:
We have audited Diamond Hill Investment Group Inc.’s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A of the Company’s December 31, 2016 annual report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Diamond Hill Investment Group, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 23, 2017 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Columbus, Ohio
February 23, 2017

Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$57,189,876	$57,474,777
Investment portfolio	108,015,635	52,490,820
Accounts receivable	18,605,209	18,579,302
Prepaid expenses	2,032,726	1,780,105
Income taxes receivable	1,111,890	1,402,137
Property and equipment, net of depreciation	4,025,758	4,253,361
Deferred taxes	8,736,767	9,206,079
Total assets	$199,717,861	$145,186,581
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$9,787,048	$7,651,324
Accrued incentive compensation	22,683,500	21,984,500
Deferred compensation	14,182,470	10,236,743
Total liabilities	46,653,018	39,872,567
Redeemable noncontrolling interest	13,840,688	—
Shareholders’ Equity
Common stock, no par value 7,000,000 shares authorized; 3,411,556 issued and outstanding at December 31, 2016 (inclusive of 201,800 unvested shares); 3,414,338 issued and outstanding at December 31, 2015 (inclusive of 310,356 unvested shares)	109,293,803	102,536,527
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred equity compensation	(17,728,106)	(19,294,784)
Retained Earnings	47,658,458	22,072,271
Total shareholders’ equity	139,224,155	105,314,014
Total liabilities and shareholders’ equity	$199,717,861	$145,186,581

Book value per share	$40.81	$30.84
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income

	Year Ended December 31,
	2016	2015	2014
REVENUES:
Investment advisory	$121,645,149	$107,915,557	$89,900,834
Mutual fund administration, net	14,457,926	16,510,429	14,657,931
Total revenue	136,103,075	124,425,986	104,558,765
OPERATING EXPENSES:
Compensation and related costs	52,264,843	47,951,039	43,892,336
General and administrative	12,621,831	10,245,866	8,099,410
Sales and marketing	4,263,143	4,179,064	2,222,382
Mutual fund administration	3,884,655	3,330,265	2,884,495
Total operating expenses	73,034,472	65,706,234	57,098,623
NET OPERATING INCOME	63,068,603	58,719,752	47,460,142
Investment income (loss)	7,517,398	(736,590)	2,905,794
Gain on sale of subsidiary	2,675,766	—	—
INCOME BEFORE TAXES	73,261,767	57,983,162	50,365,936
Income tax expense	(26,667,635)	(20,908,665)	(18,785,005)
NET INCOME	46,594,132	37,074,497	31,580,931
Less: Net income attributable to redeemable noncontrolling interest	(542,209)	—	—
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$46,051,923	$37,074,497	$31,580,931
Earnings per share attributable to common shareholders
Basic	$13.52	$11.31	$9.88
Diluted	$13.49	$11.03	$9.67
Weighted average shares outstanding
Basic	3,407,408	3,277,920	3,196,127
Diluted	3,413,391	3,359,786	3,266,168
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Shareholders’ Equity

	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings/(Deficit)	Total	Redeemable Noncontrolling Interest
Balance at January 1, 2014	3,257,247	$72,642,933	$(11,397,560)	$(16,302,383)	$44,942,990	$—
Issuance of restricted stock grants	31,613	7,518,895	(7,518,895)	—	—	—
Amortization of restricted stock grants	—	—	5,716,035	—	5,716,035	—
Issuance of stock grants	33,745	3,984,816	—	—	3,984,816	—
Issuance of common stock related to 401k plan match	10,999	1,356,035	—	—	1,356,035	—
Tax benefit from dividend payments related to restricted stock grants	—	296,755	—	—	296,755	—
Net excess tax benefit from vested restricted stock grants	—	666,889	—	—	666,889	—
Shares withheld related to employee tax withholding	(7,663)	(976,343)	—	—	(976,343)	—
Forfeiture of restricted stock grants	(8,213)	(634,287)	634,287	—	—	—
Cash dividend paid of $4.00 per share	—	—	—	(13,248,884)	(13,248,884)	—
Net income				31,580,931	31,580,931	—
Balance at December 31, 2014	3,317,728	$84,855,693	$(12,566,133)	$2,029,664	$74,319,224	$—
Issuance of restricted stock grants	92,050	13,907,286	(13,907,286)	—	—	—
Amortization of restricted stock grants	—	—	6,906,300	—	6,906,300	—
Issuance of stock grants	27,192	3,826,458	—	—	3,826,458	—
Issuance of common stock related to 401k plan match	9,336	1,645,434	—	—	1,645,434	—
Tax benefit from dividend payments related to restricted stock grants	—	376,394	—	—	376,394	—
Net excess tax benefit from vested restricted stock grants	—	2,521,273	—	—	2,521,273	—
Shares withheld related to employee tax withholding	(28,468)	(4,323,676)	—	—	(4,323,676)	—
Forfeiture of restricted stock grants	(3,500)	(272,335)	272,335	—	—	—
Cash dividend paid of $5.00 per share	—	—	—	(17,031,890)	(17,031,890)	—
Net income	—	—	—	37,074,497	37,074,497	—
Balance at December 31, 2015	3,414,338	$102,536,527	$(19,294,784)	$22,072,271	$105,314,014	$—
Cumulative-effect adjustment from the adoption of ASU 2015-02 (Note 2)	—	—	—	—	—	4,031,756
Issuance of restricted stock grants	35,900	7,504,564	(7,504,564)	—	—	—
Amortization of restricted stock grants	—	—	6,466,797	—	6,466,797	—
Issuance of stock grants	21,940	3,879,431	—	—	3,879,431	—
Issuance of common stock related to 401k plan match	9,466	1,738,287	—	—	1,738,287	—
Tax benefit from dividend payments related to restricted stock grants	—	1,372,996	—	—	1,372,996	—
Net excess tax benefit from vested restricted stock grants	—	4,895,907	—	—	4,895,907	—
Shares withheld related to employee tax withholding	(53,018)	(10,029,464)	—	—	(10,029,464)	—
Forfeiture of restricted stock grants	(17,070)	(2,604,445)	2,604,445	—	—	—
Cash dividend paid of $6.00 per share	—	—	—	(20,465,736)	(20,465,736)	—
Net income	—	—	—	46,051,923	46,051,923	542,209
Net subscriptions of consolidated funds	—	—	—	—	—	9,266,723
Balance at December 31, 2016	3,411,556	$109,293,803	$(17,728,106)	$47,658,458	$139,224,155	$13,840,688
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$46,594,132	$37,074,497	$31,580,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	712,112	625,788	301,936
Share-based compensation	8,205,084	8,551,734	7,303,799
Decrease (increase) in accounts receivable	486,491	(2,065,156)	(3,511,851)
Change in current income taxes	6,559,150	316,910	(3,324,298)
Change in deferred income taxes	469,312	(3,547,087)	2,404,433
Gain on sale of subsidiary	(2,675,766)	—	—
Net (gains)/losses on investments	(5,471,469)	1,860,360	(1,517,662)
Net change in trading securities held by Consolidated Funds	(41,674,992)	—	—
Increase in accrued incentive compensation	4,578,431	5,829,708	4,127,457
Increase in deferred compensation	3,945,727	4,557,979	4,391,019
Excess income tax benefit from share-based compensation	(4,895,907)	(2,521,273)	(666,889)
Income tax benefit from dividends paid on restricted stock	(1,372,996)	(376,394)	(296,755)
Other changes in assets and liabilities	4,612,437	1,724,253	1,827,723
Net cash provided by operating activities	20,071,746	52,031,319	42,619,843
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(484,509)	(1,550,857)	(1,504,368)
Purchase of Company sponsored investments	(25,953,000)	(22,095,491)	(25,433,201)
Proceeds from sale of Company sponsored investments	19,543,607	11,770,565	249,477
Proceeds from sale of subsidiary, net of cash disposed	1,163,769	—	—
Net cash used in investing activities	(5,730,133)	(11,875,783)	(26,688,092)
CASH FLOWS FROM FINANCING ACTIVITIES:
Value of shares withheld related to employee tax withholding	(10,029,464)	(4,323,676)	(976,343)
Excess income tax benefit from share-based compensation	4,895,907	2,521,273	666,889
Income tax benefit from dividends paid on restricted stock	1,372,996	376,394	296,755
Payment of dividends	(20,465,736)	(17,031,890)	(13,248,884)
Net subscriptions received from (redemptions and distributions paid to) redeemable noncontrolling interest holders	9,599,783	—	—
Net cash used in financing activities	(14,626,514)	(18,457,899)	(13,261,583)
CASH AND CASH EQUIVALENTS
Net change during the year	(284,901)	21,697,637	2,670,168
At beginning of year	57,474,777	35,777,140	33,106,972
At end of year	$57,189,876	$57,474,777	$35,777,140
Supplemental cash flow information:
Income taxes paid	$19,639,173	$24,138,841	$19,704,817
Supplemental disclosure of non-cash transactions:
Charitable donation of corporate investments	1,729,735	1,401,202	—
Common stock issued as incentive compensation	3,879,431	3,826,458	3,984,816
Cumulative-effect adjustment from the adoption of ASU 2015-02 (Note2)	4,031,756	—	—
Net redemption of ETF Shares for marketable securities	(244,200)	—	—
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Notes to Consolidated Financial Statements

Note 1 Business and Organization
Diamond Hill Investment Group, Inc. (the “Company”), an Ohio corporation, derives its consolidated revenues and net income from investment advisory and fund administration services.
Diamond Hill Capital Management, Inc. (“DHCM”), an Ohio corporation, is a wholly owned subsidiary of the Company and a registered investment adviser. DHCM is the investment adviser to the Diamond Hill Funds (the “Funds”), a series of open-end mutual funds, private investment funds (“Private Funds”), an exchange traded fund ("ETF"), and other institutional accounts. In addition, DHCM is administrator for the Funds.
Beacon Hill Fund Services, Inc. (“BHFS”) and BHIL Distributors, Inc. (“BHIL”), collectively operated as "Beacon Hill," were operating subsidiaries of the Company. On July 31, 2016, the Company sold Beacon Hill to Foreside Financial Group, LLC ("Foreside"). The entirety of Beacon Hill's business was transferred to Foreside in the sale. Prior to the sale, Beacon Hill provided compliance, treasury, underwriting and other fund administration services to investment advisers and mutual funds. See Note 11.
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
These Consolidated Financial Statements reflect, in the opinion of the Company, all material adjustments (which include only normal recurring adjustments) necessary to fairly present the Company’s financial position as of December 31, 2016 and 2015, and results of operations for the years ended December 31, 2016, 2015 and 2014. The preparation of the Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expense during the reporting period. Estimates have been prepared on the basis of the most current and best available information, but actual results could differ materially from those estimates.
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
The Company holds certain investments in the Funds and the ETF we advise for general corporate investment purposes and to provide seed capital for newly formed strategies. The Funds are organized in a series fund structure in which there are multiple mutual funds within one Trust (the "Trust"). The Trust is an open-end investment company registered under the Investment Company Act of 1940, as amended (the "1940 Act"). The ETF we advise is an individual series of ETF Series Solutions which is also an open-end investment company registered under the 1940 Act. Each of the individual mutual funds and the ETF represent a separate share class of a legal entity organized under the Trust. As of January 1, 2016, the Company adopted ASU 2015-02 - Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02") and we have performed our analysis at the individual mutual fund and ETF level and have concluded the mutual funds and ETF are voting rights entities ("VREs"). The Company has concluded that the mutual funds and the ETF are VREs because the structure of the investment product is such that the shareholders are deemed to have the power through voting rights to direct the activities that most significantly impact the entity's economic performance. To the extent material, these investment products are consolidated if Company ownership, directly or indirectly, represents a majority interest (greater than 50%). The Company records redeemable noncontrolling interests in consolidated investments for which the Company's ownership is less than 100%.

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
The Company concluded DHGF was a variable interest entity ("VIE") as DHCM has disproportionately less voting interest than economic interests because the Company receives over 95% of the variability of DHGF, yet the limited partners have full power to remove the Company as the General Partner due to the existence of substantive kick-out rights. In addition, substantially all of the LPs' activities are conducted on behalf of the General Partner which has disproportionately few voting rights.
The Company concluded we are not the primary beneficiary of DHGF as we lack the power to control the entity due to the existence of single-party kick-out rights where the limited partners have the unilateral ability to remove us as the General Partner without cause. DHCM’s investment in DHGF is reported as a component of the Company’s investment portfolio, valued at DHCM’s proportionate interest in the net asset value ("NAV") of DHGF.
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
Accounts Receivable
Accounts receivable are recorded when they are due and are presented on the balance sheet net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of those individuals or entities that owe the receivable. No allowance for doubtful accounts was deemed necessary at December 31, 2016 or 2015. Accounts Receivable from the Funds were $10.4 million and $9.2 million as of December 31, 2016 and 2015, respectively.
Investments
Management determines the appropriate classification of its investments at the time of purchase and re-evaluates its determination at each reporting period.
Investments classified as trading represent Company sponsored investments in the Funds where the Company has neither control nor the ability to exercise significant influence as well as securities held in the Consolidated Funds. These investments are measured at fair value based on quoted market prices. Unrealized gains and losses are recorded as investment income (loss) in the Company's consolidated statements of income.
Investments classified as equity method investments represent Company sponsored investments in which the Company owns between 20-50% of the outstanding voting interests in the entity or when it is determined that the Company is able to exercise significant influence but not control over the investments. When using the equity method, the Company recognizes its respective share of the investee's net income or loss for the period which is recorded as investment income (loss) in the Company's consolidated statements of income.
Valuation of Investment Portfolio
Accounting Standards Codification Topic 820, Fair Value Measurement ("ASC 820") specifies a hierarchy of valuation classifications based on whether the inputs to the valuation techniques used in each valuation classification are observable or unobservable. These classifications are summarized in the three broad levels listed below:
Level 1 - Unadjusted quoted prices for identical instruments in active markets.
Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-driven valuations in which all significant inputs are observable.
Level 3 - Valuations derived from techniques in which significant inputs are unobservable.
Inputs used to measure fair value might fall in different levels of the fair value hierarchy, in which case the Company defaults to the lowest level input that is significant to the fair value measurement in its entirety. These levels are not necessarily an indication of the risk or liquidity associated with investments. The following table summarizes the values of the Company's investments as of December 31, 2016:

	Level 1	Level 2	Level 3	Investments measured at NAV(a)	Total
Cash equivalents	$47,717,187	$—	$—	$—	$47,717,187
Trading Investments
Securities held in Consolidated Funds(b)	19,835,458	37,520,013	—	—	$57,355,471
Company sponsored investments	20,245	—	—	—	$20,245
Company sponsored equity method investments	34,886,484	—	—	1,570,965	$36,457,449
Deferred compensation investments	14,182,470	—	—	—	$14,182,470
(a) Comprised of certain investments in limited partnerships measured at fair value using NAV (or its equivalent) as a practical expedient. These investments have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.
(b) Of the equity interests in the Consolidated Funds as of December 31, 2016, $42.6 million were held directly by the Company and $14.7 million were held by noncontrolling shareholders.
Level 1 investments are all registered investment companies (mutual funds) or equity securities held in the Consolidated Funds and include, as of December 31, 2016, $47.7 million of investments in money market mutual funds that the Company classifies as cash equivalents.
Level 2 investments are comprised of investments in debt securities, which are valued by an independent pricing service which uses pricing techniques which take into account factors such as trading activity, readily available market quotations, yield, quality, coupon rate, maturity, type of issue, trading characteristics, call features, credit rates and other observable inputs.

The Company determines transfers between fair value hierarchy levels at the end of the reporting period. There were no transfers in or out of the levels during the year ended December 31, 2016, 2015, and 2014.
Changes in fair values on the investments are recorded in the Company's consolidated statements of income as investment income (loss).
Property and Equipment
Property and equipment, consisting of leasehold improvements, computer equipment, furniture and fixtures, are carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated life of the assets.
Revenue Recognition – General
The Company earns substantially all of its revenue from investment advisory and fund administration services. Investment advisory and administration fees, generally calculated as a percentage of AUM, are recorded as revenue as services are performed. In addition to fixed fees based on a percentage of AUM, certain client accounts also provide periodic variable fees. Investment advisory revenue from the Funds was $88.9 million, $80.7 million and $65.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Revenue Recognition – Variable Fees
The Company manages certain client accounts that provide for variable fees. These fees are calculated based on client investment results over rolling five-year periods. The Company records variable fees at the end of the contract measurement period. The following table summarizes the variable fees earned by the Company during the years ended December 31, 2016, 2015 and 2014:

For the year ended December 31,
2016	2015	2014
$6,444,599	$—	$—
During the year ended December 31, 2016, the Company recorded $6.4 million in variable fees upon the termination of a variable fee contract that was in the final year of the five-year contract measurement period.
The table below shows AUM subject to variable fees and the amount of variable fees that would be recognized based upon current investment results as of December 31, 2016:

	As Of December 31, 2016
	AUM subject to variable fees	Variable fees
Contractual Period Ends:
Quarter Ended December 31, 2018	$94,212,727	$—
Quarter Ended September 30, 2019	31,923,922	239,442
Quarter Ended March 31, 2020	10,426,125	—
Quarter Ended September 30, 2021	231,220,034	—
Total	$367,782,808	$239,442

The contractual end dates highlight the time remaining until the variable fees are scheduled to be earned. The amount of variable fees that would be recognized based upon investments results as of December 31, 2016 will increase or decrease based on future client investment results through the contractual period end. There can be no assurance that the unearned amounts will ultimately be earned.

Revenue Recognition – Mutual Fund Administration
DHCM has an administrative and transfer agency services agreement with the Funds under which DHCM performs certain services for each Fund. These services include mutual fund administration, fund accounting, transfer agency and other related functions. For performing these services each Fund pays DHCM a fee, which is calculated using an annual rate times the average daily net assets of each respective share class.The Funds have selected and contractually engaged certain vendors to fulfill various services to benefit the Funds’ shareholders or to satisfy regulatory requirements of the Funds. These services include, among others, required shareholder mailings, federal and state registrations, and legal and audit services. DHCM, in fulfilling a portion of its role under the administration agreement with the Funds, acts as agent to pay these obligations of the Funds. Each vendor is independently responsible for fulfillment of the services it has been engaged to provide and negotiates fees and terms with the management and board of trustees of the Funds. The fee that each Fund pays to DHCM is reviewed annually by the Funds’ board of trustees and specifically takes into account the contractual expenses that DHCM pays on behalf of the Funds. As a result, DHCM is not involved in the delivery or pricing of these services and bears no risk related to these services. Revenue has been recorded net of these Fund related expenses, in accordance with FASB ASC 605-45, Revenue Recognition – Principal Agent Considerations. In addition, DHCM advances the upfront commissions which are paid to brokers who sell Class C shares of the Funds. These advances are capitalized and amortized over 12 months to correspond with the repayments DHCM receives from the principal underwriter to recoup this commission advancement.
Prior to the sale of Beacon Hill, the Company, through Beacon Hill, had underwriting and administrative service agreements with certain clients, including registered mutual funds. The fee arrangements varied from client to client based upon services provided and have been recorded as revenue under mutual fund administration on the Consolidated Statements of Income. Part of Beacon Hill’s role as underwriter was to act as an agent on behalf of its mutual fund clients to receive 12b-1/service fees and commission revenue and facilitate the payment of those fees and commissions to third parties who provide services to the funds and their shareholders. The majority of 12b-1/service fees were paid to independent third parties and the remainder were retained by the Company as a reimbursement of expenses the Company had incurred. The amounts of 12b-1/service fees and commissions were determined by each mutual fund client, and Beacon Hill bore no financial risk related to these services. As a result, 12b-1/service fees and commission revenue was recorded net of the expense payments to third parties, in accordance with the appropriate accounting treatment for this agency relationship. See Note 11.
Mutual fund administration gross and net revenue are summarized below:

	Year Ended December 31,
	2016	2015	2014
Mutual fund administration:
Administration revenue, gross	$26,664,635	$27,042,861	$22,968,369
12b-1/service fees and commission revenue received from fund clients	6,360,400	11,087,978	10,514,242
12b-1/service fees and commission expense payments to third parties	(5,660,430)	(9,617,568)	(9,102,565)
Fund related expense	(12,937,067)	(12,031,353)	(9,753,359)
Revenue, net of related expenses	14,427,538	16,481,918	14,626,687
DHCM C-Share financing:
Broker commission advance repayments	691,228	991,430	878,105
Broker commission amortization	(660,840)	(962,919)	(846,861)
Financing activity, net	30,388	28,511	31,244
Mutual fund administration revenue, net	$14,457,926	$16,510,429	$14,657,931

Mutual fund administrative net revenue from the Funds was $13.4 million, $14.3 million and $13.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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

The Company is subject to examination by federal and applicable state and local jurisdictions for various tax periods. The Company’s income tax positions are based on research and interpretations of the income tax laws and rulings in each of the jurisdictions in which it does business. Due to the subjectivity of interpretations of laws and rulings in each jurisdiction, the differences and interplay in tax laws between those jurisdictions, as well as the inherent uncertainty in estimating the final resolution of complex tax audit matters, the Company’s estimates of income tax liabilities may differ from actual payments or assessments. The Company regularly assesses its position with regard to tax exposures and records liabilities for these uncertain tax positions and related interest and penalties, if any, according to the principles of FASB ASC 740, Income Taxes. As of December 31, 2016, the Company had not recorded any liability for uncertain tax positions. The Company records interest and penalties, if any, within income tax expense on the income statement.
Earnings Per Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of Common Shares outstanding for the period, which includes participating securities. Diluted EPS reflects the potential dilution of EPS due to unvested restricted stock grants with forfeitable rights to dividends and restricted stock units. For the periods presented, the Company had unvested stock-based payment awards that contain both forfeitable and nonforfeitable rights to dividends and restricted stock units. See Note 9.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers", which supersedes existing accounting standards for revenue recognition and creates a single framework. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This standard also specifies the accounting for certain costs to obtain or fulfill a contract with a customer. This ASU will supersede much of the existing revenue recognition guidance in GAAP and is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period, and requires either a retrospective or a modified retrospective approach to adoption. The Company is currently assessing the impact of this standard on its consolidated financial statements and related disclosures, as well as the transition methods. Early application is permitted for the first interim period within annual reporting periods beginning after December 15, 2016.
In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting", which is intended to improve the accounting for share-based payment transactions as part of the FASB's simplification initiative. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. ASU 2016-09 is effective for our interim and annual reporting periods beginning January 1, 2017, and is to be applied using a retrospective transition method. Though permitted, we did not early adopt the guidance. The primary impact from this guidance on our consolidated financial statements will be to our tax provision line item as any excess tax benefits or deficiencies from the vesting of stock awards will now be recognized through our income tax provision as opposed to common stock. As of December 31, 2016, we had approximately 223,800 shares of restricted stock outstanding with a weighted-average grant date price of approximately $132.96. If the share price of DHIL continues to be greater than the grant date fair value of these awards throughout 2017, we could recognize additional tax benefit in our tax provision for 2017. Based on the closing price of DHIL as of December 31, 2016, this additional benefit we would record in 2017 would be approximately $2.0 million. We are continuing to evaluate additional impacts the update will have on our consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02, "Leases", which, among other things, requires lessees to recognize most leases on-balance sheet. This will increase lessees' reported assets and liabilities - in some cases significantly. Lessor accounting remains substantially similar to current GAAP. ASU 2016-02 supersedes Topic 840, Leases. ASU 2016-02 is effective for annual and interim periods in fiscal years beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method for all entities. The Company is currently assessing the impact of this standard on its consolidated financial statements and related disclosures.

Note 3 Investment Portfolio
As of December 31, 2016, the Company held investments (excluding money market funds, which are included with cash and cash equivalents) worth $108.0 million. The following table summarizes the fair value of these investments as of December 31, 2016 and 2015:

	As of December 31,
	2016	2015
Trading investments:
Securities held in Consolidated Funds(a)	$57,355,471	$—
Company sponsored investments(b)	20,245	33,245,299
Company sponsored equity method investments	36,457,449	11,284,109
Deferred compensation plan investments	14,182,470	7,961,412
Total Investment portfolio	$108,015,635	$52,490,820

(a) Of the securities held in the Consolidated Funds as of December 31, 2016, $42.6 million were held directly by the Company and $14.7 million were held by noncontrolling shareholders.
(b) Upon the adoption of ASU 2015-02 on January 1, 2016, $21.1 million of investments classified as trading investments in 2015 were reclassified to equity method investments.

The deferred compensation investments above consist of Diamond Hill Funds and relate to deferred compensation liabilities from both deferred compensation plans (refer to Note 6). As of December 31, 2016, trading investments and equity method investments held in deferred compensation investments were $9.3 million and $4.9 million, respectively. As of December 31, 2015, all deferred compensation investments were trading investments.
As of December 31, 2016, our equity method investees consisted of the Diamond Hill Mid Cap Fund, the Diamond Hill Research Opportunities Fund, the Diamond Hill High Yield Fund and DHGF and our ownership percentages in these funds were 33%, 27%, 20%, and 95% respectively. The Company's equity method investments consist of cash, marketable equity securities and fixed income securities. The Company met the significant subsidiaries test for total equity method investments as of December 31, 2016 and is required to provide the summarized financial information for all equity method investments for all periods presented. The following table includes the condensed summary financial information from the Company's equity method investments as of and for the years ended December 31, 2016, 2015 and 2014:

	As of December 31,
	2016	2015	2014
Total assets	$189,819,824	$11,653,249	$15,131,651
Total liabilities	45,931,979	25,996	3,015
Net assets	143,887,845	11,627,253	15,128,636
DHCM's portion of net assets	41,338,046	11,284,109	14,652,589

	For the Year Ended December 31,
	2016	2015	2014
Investment income	$3,272,972	$792,691	$128,826
Expenses	1,409,896	5,506	5,362
Net realized gains (losses)	1,981,185	1,219,565	262,754
Net change in unrealized appreciation/depreciation	10,458,073	(1,879,047)	137,935
Net income	14,302,334	127,703	524,153
DHCM's portion of net income	4,392,636	124,825	491,951

Note 4 Line of Credit
The Company has an uncommitted Line of Credit Agreement (the "Credit Agreement") with a commercial bank that matures in November of 2017 and permits the Company to borrow up to $25.0 million. Borrowings under the Credit Agreement bear interest at a rate equal to LIBOR plus 1.50%. The Company has not borrowed under the Credit Agreement as of and for the years ended December 31, 2016 and 2015. No interest is payable on the unused portion of the Credit Agreement.
The proceeds of the Credit Agreement may be used by the Company and its subsidiaries for ongoing working capital needs, to seed new investment strategies and other general corporate purposes. The line of credit agreement contains representations, warranties and covenants that are customary for agreements of this type.
Note 5 Capital Stock
Common Shares
The Company has only one class of securities outstanding, common shares, no par value per share.
Authorization of Preferred Shares
The Company’s Amended and Restated Articles of Incorporation authorize the issuance of 1,000,000 “blank check” preferred shares with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors. The Board of Directors is authorized, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting or other rights of the holders of the common shares. There were no shares of preferred stock issued or outstanding at December 31, 2016 or 2015.
Note 6 Compensation Plans
Equity Incentive Plans
2014 Equity and Cash Incentive Plan
At the Company’s annual shareholder meeting on April 30, 2014, shareholders approved the 2014 Equity and Cash Incentive Plan (“2014 Plan”). The 2014 Plan is intended to facilitate the Company’s ability to attract and retain staff, provide additional incentive to employees and directors, and promote the success of the Company’s business. The 2014 Plan authorizes the issuance of 600,000 common shares of the Company in various forms of equity awards. The 2014 Plan also authorizes cash incentive awards. As of December 31, 2016, there were 407,853 common shares available for awards under the 2014 Plan. The 2014 Plan provides that the Board of Directors, or a committee appointed by the Board, may grant awards and otherwise administer the 2014 Plan. Restricted stock units and restricted stock grants issued under the 2014 Plan, which vest over time, are recorded as deferred compensation in the equity section of the balance sheet on the grant date and then recognized as compensation expense based on the grant date price over the vesting period of the respective grant. Stock grants issued under the 2014 Plan are recorded as compensation expense based on the grant date price.
2011 Equity and Cash Incentive Plan and 2005 Employee and Director Equity Incentive Plan
There are no longer any common shares available for future awards under either the 2011 Equity and Cash Incentive Plan (the "2011 Plan") or the 2005 Employee and Director Equity Incentive Plan (the "2005 Plan"), although awards under these plans remain issued and outstanding. Restricted stock grants issued under the 2011 Plan and 2005 Plan, which vest over time, were recorded as deferred compensation in the equity section of the balance sheet on the grant date and then recognized as compensation expense based on the grant date price over the vesting period of the respective grant. Stock grants issued under the 2011 Plan and 2005 Plan were recorded as compensation expense based on the grant date price.
Share-Based Payment Transactions
The Company issues restricted stock units and restricted stock awards (collectively, "Restricted Stock") under the 2014 Plan. Restricted stock units represent shares which may be issued in the future, whereas restricted stock awards represent common shares issued and outstanding upon grant with vesting restrictions. The following table represents a roll-forward of outstanding Restricted Stock and related activity during the years ended December 31, 2016 and 2015:

	Shares	Weighted-Average Grant Date Price per Share
Outstanding Restricted Stock as of December 31, 2014	335,768	$79.79
Grants issued	82,050	169.50
Grants vested	(84,962)	73.47
Grants forfeited	(3,500)	77.81
Outstanding Restricted Stock as of December 31, 2015	329,356	$108.46
Grants issued	38,900	183.14
Grants vested	(127,386)	83.50
Grants forfeited	(17,070)	143.69
Outstanding Restricted Stock as of December 31, 2016	223,800	$132.96
Total deferred compensation related to unvested Restricted Stock grants was $17.7 million as of December 31, 2016. Compensation expense related to the Restricted Stock grants is calculated based upon the fair market value of the common shares on the grant date, adjusted for estimated forfeitures. The recognition of compensation expense related to deferred compensation over the remaining vesting periods, adjusted for estimated forfeitures, is as follows:

2017	2018	2019	2020	2021	Thereafter	Total
$6,152,255	$4,353,599	$3,617,145	$2,087,404	$662,735	$854,968	$17,728,106
Stock Grant Transactions
The following table represents stock issued as part of our incentive compensation program during the years ended December 31, 2016, 2015, and 2014:

	Shares Issued	Grant Date Value
December 31, 2016	21,940	$3,879,431
December 31, 2015	27,192	3,826,458
December 31, 2014	33,745	3,984,816
401(k) Plan
The Company sponsors a 401(k) plan in which all employees are eligible to participate. Employees may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions of common shares of the Company with a value equal to 200 percent of the first six percent of an employee’s compensation contributed to the plan. Employees become fully vested in the matching contributions after six plan years of employment. The following table summarizes the Company’s expenses attributable to the 401(k) plan during the years ended December 31, 2016, 2015 and 2014:

For the year ended December 31,
2016	2015	2014
$1,738,287	$1,645,434	$1,356,035
Deferred Compensation Plans
The Company offers two deferred compensation plans, the Diamond Hill Fixed Term Deferred Compensation Plan and the Diamond Hill Variable Term Deferred Compensation Plan (collectively the “Plans”) to its named executive officers and certain other employees. Under the Plans, participants may elect to voluntarily defer, for a minimum of five years, certain incentive compensation, that the Company then contributes into the Plans. Each participant is responsible for designating investment options for assets they contribute, and the distribution paid to each participant reflects any gains or losses on the assets realized while in the Plans. Assets held in the Plans are included in the Company’s investment portfolio, and the associated obligation to participants is included in deferred compensation liability. Assets held in the Plans are recorded at fair value. Deferred compensation liability was $14.2 million and $10.2 million at December 31, 2016 and 2015, respectively.

Note 7 Operating Leases
The Company currently leases office space of approximately 37,829 square feet at one location. The following table summarizes the total lease and operating expenses for the years ended December 31, 2016, 2015 and 2014:

For the year ended December 31,
2016	2015	2014
$882,231	$928,440	$905,061
The approximate future minimum lease payments under the operating leases are as follows:

	Future Minimum Lease Payments by Year
Total	2017	2018	2019	2020	2021	Thereafter
$4,732,865	$586,350	$586,350	$595,807	$624,179	$624,179	$1,716,000
In addition to the above lease payments, the Company is also responsible for normal operating expenses of the properties. Such annual operating expenses were approximately $0.4 million in each of 2016, 2015 and 2014.
Note 8 Income Taxes
The Company files a consolidated federal income tax return. It is the policy of the Company to allocate the consolidated tax provision to subsidiaries as if each subsidiary’s tax liability or benefit were determined on a separate company basis. As part of the consolidated group, subsidiaries transfer to the Company their current federal tax liabilities or assets.
The following table represents the Company's provision for income taxes:

	As of December 31,
	2016	2015	2014
Current city income tax provision	$1,321,675	$1,245,285	$935,612
Current state income tax provision	642,598	335,897	429,147
Current federal income tax provision	24,234,050	22,874,571	15,015,813
Deferred federal income tax expense (benefit)	469,312	(3,547,088)	2,404,433
Provision for income taxes	$26,667,635	$20,908,665	$18,785,005
A reconciliation of income tax expense at the statutory federal rate to the Company’s income tax expense is as follows:

	2016	2015	2014
Income tax computed at statutory rate	$25,641,618	$20,294,107	$17,628,078
City and state income taxes, net of federal benefit	1,276,777	1,027,768	887,093
Other	(250,760)	(413,210)	269,834
Income tax expense	$26,667,635	$20,908,665	$18,785,005
Net deferred tax assets consisted of the following at December 31, 2016 and 2015:

	2016	2015
Stock-based compensation	$4,450,129	$6,077,629
Accrued compensation	7,355,744	4,724,670
Unrealized gains	(1,802,708)	(722,466)
Property and equipment	(779,391)	(815,825)
Other assets and liabilities	(487,007)	(57,929)
Net deferred tax assets	$8,736,767	$9,206,079

The net temporary differences incurred to date will reverse in future periods as the Company generates taxable earnings. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets recorded. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2016, no valuation allowance was deemed necessary.
The Company's income taxes payable has been reduced by the tax benefits from equity incentive plan awards. These tax benefits are considered windfall tax benefits under ASC 718 and are recognized as an increase to common stock. For Restricted Stock, the Company receives an excess income tax benefit calculated as the tax effect of the difference between the fair market value of the stock at the time of grant and vesting. The Company also records a tax benefit on dividends paid on Restricted Stock during the vesting period. The Company had net tax benefits from equity awards of $6.3 million, $2.9 million, and $1.0 million, for the years ended December 31, 2016, 2015 and 2014, respectively.
FASB ASC 740, Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company did not record an accrual for tax related uncertainties or unrecognized tax positions as of December 31, 2016. The Company does not expect a change to the reserve for uncertain tax positions within the next twelve months that would have a material impact on the consolidated financial statements.
The Company files income tax returns in the federal and in all applicable state and local jurisdictions. The Company is subject to federal, state and local examinations by tax authorities for the tax years ended December 31, 2013 through 2016.
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

	Year Ended December 31,
	2016	2015	2014
Net Income	$46,594,132	$37,074,497	$31,580,931
Less: Net income attributable to redeemable noncontrolling interest	(542,209)	—	—
Net income attributable to common shareholders	$46,051,923	$37,074,497	$31,580,931

Weighted average number of outstanding shares	3,407,408	3,277,920	3,196,127
Dilutive impact of restricted stock grants with forfeitable rights to dividends	—	74,957	67,453
Dilutive impact of restricted stock units	5,983	6,909	2,588
Weighted average number of outstanding shares - Diluted	3,413,391	3,359,786	3,266,168

Earnings per share attributable to common shareholders
Basic	$13.52	$11.31	$9.88
Diluted	$13.49	$11.03	$9.67
Note 10 Commitments and Contingencies
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

Additionally, in the normal course of business, the Company enters into agreements that contain a variety of representations and warranties and which provide general indemnifications. Certain agreements do not contain any limits on the Company’s liability and could involve future claims that may be made against the Company that have not yet occurred. Therefore, it is not possible to estimate the Company’s potential liability under these indemnities. Further, the Company maintains insurance policies that may provide coverage against certain claims under these indemnities.
Note 11 Sale of Beacon Hill
On June 15, 2016, the Company entered into a definitive agreement with Foreside to sell BHIL and certain assets and liabilities of BHFS to Foreside, which closed on July 31, 2016.  This transaction resulted in the entirety of Beacon Hill’s business being transferred to Foreside. The Company received $1.2 million in cash consideration, net of cash disposed, as well as contingent consideration with a fair value of $1.5 million in the form of a promissory note. The promissory note is included in accounts receivable on the consolidated balance sheets. The Company recorded a gain on sale of approximately $2.7 million during 2016. After transaction related costs, the overall impact of the sale, net of tax, was approximately $1.3 million to net income.

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
There have been no changes in the Company’s internal control over financial reporting during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.
The Company’s independent registered public accounting firm, KPMG LLP, has audited the Company’s 2016 and 2015 consolidated financial statements included in this Annual Report on Form 10-K and the Company’s internal control over financial reporting as of December 31, 2016, and has issued its Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements, which is included in this Annual Report on Form 10-K.

ITEM 9B.	Other Information
None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance
Information required by this Item 10 is incorporated herein by reference from the Company’s definitive proxy statement for its 2017 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A of the Exchange Act (the “2017 Proxy Statement”), under the captions: “Section 16(a) Beneficial Ownership Reporting Compliance”, “Proposal 1 – Election of Directors”, “Proposal 1 – Election of Directors – The Board of Directors and Committees”, “Proposal 1 – Election of Directors – Corporate Governance”, and “Proposal 1 – Election of Directors – Executive Officers and Compensation Information”.

ITEM 11.	Executive Compensation
Information required by this Item 11 is incorporated herein by reference from the Company’s 2017 Proxy Statement under the captions: “Proposal 1 – Election of Directors—The Board of Directors and Committees”, “Proposal 1 – Election of Directors – Corporate Governance”, “Proposal 1 – Election of Directors – Corporate Governance – Compensation Committee Interlocks and Insider Participation”, “Proposal 1 – Election of Directors – Executive Officers and Compensation Information”, and “Proposal 1 – Election of Directors – Compensation Committee Report”.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information concerning our equity compensation plans at December 31, 2016:
Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	—	$—	407,853	[1]

1	This amount relates to common shares that may be issued under our 2014 Equity and Cash Incentive Plan.
The other information required by this Item 12 is incorporated herein by reference from the Company’s 2017 Proxy Statement under the captions: “Security Ownership of Certain Beneficial Owners and Management” and “Proposal 1 – Election of Directors – Executive Officers and Compensation Information”.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by this Item 13 is incorporated herein by reference from the Company’s 2017 Proxy Statement under the caption: “Proposal 1 – Election of Directors – Director Independence” and “Proposal 1 – Election of Directors – Corporate Governance”.

ITEM 14.	Principal Accounting Fees and Services
Information required by this Item 14 is incorporated herein by reference from the Company’s 2017 Proxy Statement under the caption: “Proposal 2 – Ratification of the Appointment of Independent Registered Public Accounting Firm”.

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

(3)	Exhibits:

3.1	Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference from Exhibit 3(i) to the Current Report on Form 8-K filed with the SEC on May 7, 2002; File No. 000-24498.)

3.2	Amended and Restated Regulations of the Company. (Incorporated by reference from Exhibit 4.2 to the Registration Statement on Form S-8 filed with the SEC on June 27, 2014; File No. 333-197064.)

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

DIAMOND HILL INVESTMENT GROUP, INC.

By:	/s/ Christopher M. Bingaman
	Christopher M. Bingaman, Chief Executive Officer	February 23, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher M. Bingaman	Chief Executive Officer and	February 23, 2017
Christopher M. Bingaman	President

/s/ Thomas E. Line	Chief Financial Officer and	February 23, 2017
Thomas E. Line	Treasurer

/s/ Jeffrey J. Cook	Controller	February 23, 2017
Jeffrey J. Cook

/s/ R. H. Dillon	Director	February 23, 2017
R. H. Dillon

James F. Laird*	Secretary and a Director	February 23, 2017
James F. Laird

Randolph J. Fortener*	Director	February 23, 2017
Randolph J. Fortener

Paul A. Reeder, III*	Director	February 23, 2017
Paul A. Reeder, III

Bradley C. Shoup*	Director	February 23, 2017
Bradley C. Shoup

Frances A. Skinner*	Director	February 23, 2017
Frances A. Skinner

* By	/s/ Thomas E. Line
Thomas E. Line
Executed by Thomas E. Line
on behalf of those indicated pursuant to Powers of Attorney