Form 10-Q
period 2017-03-31
DIAMOND HILL INVESTMENT GROUP INC
filed 2017-04-26
CIK 909108

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
Commission file number 000-24498

DIAMOND HILL INVESTMENT GROUP, INC.

(Exact name of registrant as specified in its charter)

Ohio	65-0190407
(State of incorporation)	(I.R.S. Employer Identification No.)
325 John H. McConnell Blvd, Suite 200, Columbus, Ohio 43215
(Address of principal executive offices) (Zip Code)
(614) 255-3333
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes:  ☒    No:  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes:  ☐    No:  ☒
The number of shares outstanding of the issuer’s common stock, as of April 26, 2017, is 3,441,167 shares.

DIAMOND HILL INVESTMENT GROUP, INC.

PART I:	FINANCIAL INFORMATION

ITEM 1:	Consolidated Financial Statements
Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	3/31/2017	12/31/2016
	(Unaudited)
ASSETS
Cash and cash equivalents	$59,317,703	$57,189,876
Investment portfolio	117,424,036	108,015,635
Accounts receivable	18,854,644	18,605,209
Prepaid expenses	2,362,435	2,032,726
Income taxes receivable	—	1,111,890
Property and equipment, net of depreciation	3,689,145	4,025,758
Deferred taxes	9,236,986	8,736,767
Total assets	$210,884,949	$199,717,861
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$6,535,053	$9,787,048
Accrued incentive compensation	6,487,000	22,683,500
Deferred compensation	18,683,617	14,182,470
Income taxes payable	5,885,599	—
Total liabilities	37,591,269	46,653,018
Redeemable noncontrolling interest	16,218,344	13,840,688
Shareholders’ equity
Common stock, no par value 7,000,000 shares authorized; 3,443,013 issued and outstanding at March 31, 2017 (inclusive of 201,750 unvested shares); 3,411,556 issued and outstanding at December 31, 2016 (inclusive of 201,800 unvested shares)	114,459,766	109,293,803
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred equity compensation	(17,799,783)	(17,728,106)
Retained earnings	60,415,353	47,658,458
Total shareholders’ equity	157,075,336	139,224,155
Total liabilities and shareholders’ equity	$210,884,949	$199,717,861

Book value per share	$45.62	$40.81
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
	2017	2016
REVENUES:
Investment advisory	$31,833,471	$26,686,785
Mutual fund administration, net	3,300,658	3,770,705
Total revenue	35,134,129	30,457,490
OPERATING EXPENSES:
Compensation and related costs	13,679,149	12,398,708
General and administrative	3,488,115	2,485,161
Sales and marketing	1,129,719	993,122
Mutual fund administration	1,000,616	876,066
Total operating expenses	19,297,599	16,753,057
NET OPERATING INCOME	15,836,530	13,704,433
Investment income, net	3,786,188	747,222
INCOME BEFORE TAXES	19,622,718	14,451,655
Income tax expense	(6,497,270)	(5,171,776)
NET INCOME	13,125,448	9,279,879
Less: Net income attributable to redeemable noncontrolling interest	(368,553)	(14,216)
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$12,756,895	$9,265,663
Earnings per share attributable to common shareholders
Basic	$3.72	$2.73
Diluted	$3.71	$2.73
Weighted average shares outstanding
Basic	3,428,888	3,388,743
Diluted	3,435,329	3,393,396
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest (unaudited)

	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at December 31, 2016	3,411,556	$109,293,803	$(17,728,106)	$47,658,458	$139,224,155	$13,840,688
Issuance of restricted stock grants	15,200	1,735,326	(1,735,326)	—	—	—
Amortization of restricted stock grants	—	—	1,578,824	—	1,578,824	—
Issuance of stock grants	19,219	3,892,424	—	—	3,892,424	—
Issuance of common stock related to 401k plan match	2,076	419,958	—	—	419,958	—
Shares withheld related to employee tax withholding	(3,788)	(796,920)	—	—	(796,920)	—
Forfeiture of restricted stock grants	(1,250)	(84,825)	84,825	—	—	—
Net income	—	—	—	12,756,895	12,756,895	368,553
Net subscriptions of consolidated funds	—	—	—	—	—	2,009,103
Balance at March 31, 2017	3,443,013	$114,459,766	$(17,799,783)	$60,415,353	$157,075,336	$16,218,344
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$13,125,448	$9,279,879
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	217,748	162,378
Share-based compensation	1,998,782	2,067,099
(Increase)/decrease in accounts receivable	(249,435)	1,865,257
Change in current income taxes	6,997,489	937,839
Change in deferred income taxes	(500,219)	(155,206)
Net gains on investments	(3,392,620)	(703,399)
Net change in trading securities held by Consolidated Funds	(1,310,800)	—
Decrease in accrued incentive compensation	(12,304,076)	(13,478,069)
Increase in deferred compensation	4,501,147	2,283,490
Excess income tax benefit from share-based compensation	—	(4,303,621)
Income tax benefit from dividends paid on restricted stock	—	(925,000)
Other changes in assets and liabilities	(1,832,863)	(1,056,871)
Net cash provided by (used in) operating activities	7,250,601	(4,026,224)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(67,315)	(106,654)
Purchase of Company sponsored investments	(6,060,665)	(6,133,800)
Proceeds from sale of Company sponsored investments	1,124,308	6,500,000
Net cash provided by (used in) investing activities	(5,003,672)	259,546
CASH FLOWS FROM FINANCING ACTIVITIES:
Value of shares withheld related to employee tax withholding	(796,920)	(8,774,006)
Excess income tax benefit from share-based compensation	—	4,303,621
Income tax benefit from dividends paid on restricted stock	—	925,000
Net subscriptions received from (redemptions and distributions paid to) redeemable noncontrolling interest holders	677,818	(825,060)
Net cash used in financing activities	(119,102)	(4,370,445)
CASH AND CASH EQUIVALENTS
Net change during the period	2,127,827	(8,137,123)
At beginning of period	57,189,876	57,474,777
At end of period	$59,317,703	$49,337,654
Supplemental cash flow information:
Income taxes paid	$—	$4,389,143
Supplemental disclosure of non-cash transactions:
Common stock issued as incentive compensation	$3,892,424	$3,879,431
Charitable donation of corporate investments and property and equipment	1,748,841	1,729,735
Cumulative-effect adjustment from the adoption of ASU 2015-02 (Note 2)	—	4,031,756
Net issuance of ETF shares for marketable securities	1,351,436	1,077,565
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
Beacon Hill Fund Services, Inc. (“BHFS”) and BHIL Distributors, Inc. (“BHIL”), collectively operated as "Beacon Hill," were operating subsidiaries of the Company. The Company sold Beacon Hill on July 31, 2016. Prior to the sale, Beacon Hill provided compliance, treasury, underwriting and other fund administration services to investment advisers and mutual funds.
Note 2 Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of March 31, 2017 and December 31, 2016, and for the three month periods ended March 31, 2017 and 2016, for Diamond Hill Investment Group, Inc. and its subsidiaries (referred to in these notes to the condensed consolidated financial statements as "the Company," "management," "we," "us," and "our") have been prepared in accordance with United States generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q and Article 10 of the Securities and Exchange Commission ("SEC") Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair statement of the financial condition and results of operations at the dates and for the interim periods presented, have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for any full fiscal year. These unaudited condensed consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 ("2016 Annual Report") as filed with the SEC.
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
The Company holds certain investments in the Funds and the ETF we advise for general corporate investment purposes and to provide seed capital for newly formed strategies or to add capital to existing strategies. The Funds are organized in a series fund structure in which there are multiple mutual funds within one Trust. The Trust is an open-end investment company registered under the Investment Company Act of 1940, as amended (the"1940 Act"). The ETF we advise is an individual series of ETF Series Solutions which is also an open-end investment company registered under the 1940 Act. Each of the individual mutual funds and the ETF represent a separate share class of a legal entity organized under the Trust. As of January 1, 2016, the Company adopted ASU 2015-02 - Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02") and we have performed our analysis at the individual mutual fund and ETF level and have concluded the mutual funds and ETF are voting rights entities ("VREs"). The Company has concluded that the mutual funds and the ETF are VREs because the structure of the investment product is such that the shareholders are deemed to have the power through voting rights to direct the activities that most significantly impact the entity's economic performance. To the extent material, these investment products are consolidated if Company ownership, directly or indirectly, represents a majority interest (greater than 50%). The Company records redeemable noncontrolling interests in consolidated investments for which the Company's ownership is less than 100%. The Company has consolidated the ETF and one of our individual mutual funds (collectively the "Consolidated Funds") as our ownership was greater than 50% in each.
DHCM is the managing member of Diamond Hill General Partner, LLC (the “General Partner”), the general partner of Diamond Hill Investment Partners, L.P. (“DHIP”), Diamond Hill Global Fund, L.P. ("DHGF"), and Diamond Hill International Equity Fund, L.P. ("DHIEF"), each a limited partnership (collectively, the "Partnerships" or “LPs”) whose underlying assets consist primarily of marketable securities.
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
The Company concluded DHGF and DHIEF were variable interest entities ("VIEs") as DHCM has disproportionately less voting interests than economic interests in each LP, yet the limited partners have full power to remove the Company as the General Partner due to the existence of substantive kick-out rights. In addition, substantially all of the LPs' activities are conducted on behalf of the General Partner which has disproportionately few voting rights. The Company concluded we are not the primary beneficiary of DHGF or DHIEF as we lack the power to control the entities due to the existence of single-party kick-out rights where the limited partners have the unilateral ability to remove the General Partner without cause. DHCM’s investment in DHGF and DHIEF is reported as a component of the Company’s investment portfolio, valued at DHCM’s proportionate interest in the net asset value ("NAV") of each LP.
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
Certain board members, officers and employees of the Company invest in the LPs and are not subject to a management fee or an incentive fee. These individuals receive no remuneration as a result of their personal investment in the LPs. The capital of the General Partner is not subject to a management fee or an incentive fee.
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

Accounts Receivable
Accounts receivable are recorded when they are due and are presented on the balance sheet net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of those individuals or entities that owe the receivable. No allowance for doubtful accounts was deemed necessary at March 31, 2017 or December 31, 2016. Accounts receivable from the Funds were $10.9 million as of March 31, 2017 and $10.4 million as of December 31, 2016.
Investments
Management determines the appropriate classification of its investments at the time of purchase and re-evaluates its determination at each reporting period.
Investments classified as trading represent investments in the Funds we advise where the Company has neither control nor the ability to exercise significant influence as well as securities held in the Consolidated Funds. These investments are measured at fair value based on quoted market prices. Unrealized gains and losses are recorded as investment income (loss) in the Company's consolidated statements of income.
Investments classified as equity method investments represent investments in which the Company owns between 20-50% of the outstanding voting interests in the entity or when it is determined that the Company is able to exercise significant influence but not control over the investments. When using the equity method, the Company recognizes its respective share of the investee's net income or loss for the period which is recorded as investment income in the Company's consolidated statements of income.
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
Inputs used to measure fair value might fall in different levels of the fair value hierarchy, in which case the Company defaults to the lowest level input that is significant to the fair value measurement in its entirety. These levels are not necessarily an indication of the risk or liquidity associated with investments. The following table summarizes our investments that are recognized in our consolidated balance sheet using fair value measurements determined based upon the differing levels of inputs as of March 31, 2017:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$58,101,003	$—	$—	$58,101,003
Trading Investments
Securities held in Consolidated Funds(a)	19,273,313	42,179,502	—	61,452,815
Company sponsored investments	6,459,664	—	—	6,459,664
Deferred compensation investments	18,683,617	—	—	18,683,617
(a) Of the equity interests in the Consolidated Funds as of March 31, 2017, $43.9 million were held directly by the Company and $17.6 million were held by noncontrolling shareholders.
Level 1 investments are all registered investment companies (mutual funds) or equity securities held in the Consolidated Funds and include, as of March 31, 2017, $58.1 million of investments in money market mutual funds that the Company classifies as cash equivalents.

Level 2 investments are comprised of investments in debt securities, which are valued by an independent pricing service using pricing techniques which take into account factors such as trading activity, readily available market quotations, yield, quality, coupon rate, maturity, type of issue, trading characteristics, call features, credit rates and other observable inputs.
The Company determines transfers between fair value hierarchy levels at the end of the reporting period. There were no transfers in or out of the levels during the three months ended March 31, 2017.
Changes in fair values of the investments are recorded in the Company's consolidated statements of income as investment income (loss).
Property and Equipment
Property and equipment, consisting of leasehold improvements, computer equipment, furniture, and fixtures, are carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated lives of the assets.
Revenue Recognition – General
The Company earns substantially all of its revenue from investment advisory and fund administration services. Investment advisory and administration fees, generally calculated as a percentage of assets under management ("AUM"), are recorded as revenue as services are performed. In addition to fixed fees based on a percentage of AUM, certain client accounts also provide periodic variable fees. Investment advisory revenue from the Funds was $24.9 million and $20.3 million for the three months ended March 31, 2017 and March 31, 2016, respectively.
Revenue Recognition – Variable Fees
The Company manages certain client accounts that provide for variable fees. These fees are calculated based on client investment results over rolling five-year periods. The Company records variable fees at the end of the contract measurement period. No variable fees were earned during the three months ended March 31, 2017 or 2016. The table below shows AUM subject to variable fees and the amount of variable fees that would be recognized based upon current investment results as of March 31, 2017:

	As of March 31, 2017
	AUM subject to variable fees	Unearned variable fees
Contractual Period Ends:
Quarter Ended December 31, 2018	$100,372,212	$650,510
Quarter Ended September 30, 2019	33,309,551	481,397
Quarter Ended March 31, 2020	10,957,815	—
Quarter Ended September 30, 2021	246,450,605	860,314
Total	$391,090,183	$1,992,221

The contractual end dates highlight the time remaining until the variable fees are scheduled to be earned. The amount of variable fees that would be recognized based upon investment results as of March 31, 2017 will increase or decrease based on future client investment results through the contractual period end. There can be no assurance that the unearned amounts will ultimately be earned.
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
Prior to the sale of Beacon Hill, the Company, through Beacon Hill, had underwriting and administrative service agreements with certain clients, including registered mutual funds. The fee arrangements varied from client to client based upon services provided and have been recorded as revenue under mutual fund administration on the Company's consolidated statements of income. Part of Beacon Hill’s role as underwriter was to act as an agent on behalf of its mutual fund clients to receive 12b-1/service fees and commission revenue and facilitate the payment of those fees and commissions to third parties who provide services to the funds and their shareholders. The majority of 12b-1/service fees were paid to independent third parties and the remainder were retained by the Company as reimbursement for expenses the Company had incurred. The amounts of 12b-1/service fees and commissions were determined by each mutual fund client, and Beacon Hill bore no financial risk related to these services. As a result, 12b-1/service fees and commission revenue was recorded net of the expense payments to third parties, in accordance with the appropriate accounting treatment for this agency relationship.
Mutual fund administration gross and net revenue are summarized below:

	Three Months Ended March 31,
	2017	2016
Mutual fund administration:
Administration revenue, gross	$6,436,359	$6,760,870
12b-1/service fees and commission revenue received from fund clients	—	2,625,391
12b-1/service fees and commission expense payments to third parties	—	(2,328,490)
Fund related expense	(3,148,951)	(3,268,063)
Revenue, net of related expenses	3,287,408	3,789,708
DHCM C-Share financing:
Broker commission advance repayments	113,470	193,310
Broker commission amortization	(100,220)	(212,313)
Financing activity, net	13,250	(19,003)
Mutual fund administration revenue, net	$3,300,658	$3,770,705

Mutual fund administrative net revenue from the Funds was $3.3 million and $2.7 million for the three months ended March 31, 2017 and March 31, 2016, respectively.
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
The Company is subject to examination by federal and applicable state and local jurisdictions for various tax periods. The Company’s income tax positions are based on research and interpretations of the income tax laws and rulings in each of the jurisdictions in which it does business. Due to the subjectivity of interpretations of laws and rulings in each jurisdiction, the differences and interplay in tax laws among those jurisdictions, as well as the inherent uncertainty in estimating the final resolution of complex tax audit matters, the Company’s estimates of income tax liabilities may differ from actual payments or assessments. The Company regularly assesses its position with regard to tax exposures and records liabilities for these uncertain tax positions and related interest and penalties, if any, according to the principles of FASB ASC 740, Income Taxes. As of March 31, 2017, the Company had not recorded any liability for uncertain tax positions. The Company records interest and penalties, if any, within income tax expense on the income statement.
Earnings Per Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of Common Shares outstanding for the period, which includes participating securities. Diluted EPS reflects the potential dilution of EPS due to unvested restricted stock units. See Note 8.
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
Note 3 Investment Portfolio
As of March 31, 2017, the Company held investments (excluding money market funds, which are included with cash and cash equivalents) worth $117.4 million. The following table summarizes the carrying value of these investments as of March 31, 2017 and December 31, 2016:

	As of
	March 31, 2017	December 31, 2016
Trading investments:
Securities held in Consolidated Funds(a)	$61,452,815	$57,355,471
Company sponsored investments	6,459,664	20,245
Company sponsored equity method investments	30,827,940	36,457,449
Deferred compensation investments	18,683,617	14,182,470
Total Investment portfolio	$117,424,036	$108,015,635
(a) Of the securities held in the Consolidated Funds as of March 31, 2017, $43.9 million were held directly by the Company and $17.6 million were held by noncontrolling shareholders. Of the securities held in the Consolidated Funds as of December 31, 2016, $42.6 million were held directly by the Company and $14.7 million were held by noncontrolling shareholders.

The deferred compensation investments above consist of Diamond Hill Funds and relate to deferred compensation liabilities from both deferred compensation plans (refer to Note 5). As of March 31, 2017, trading investments and equity method investments held in deferred compensation investments were $12.8 million and $5.9 million, respectively. As of December 31, 2016, trading investments and equity method investments held in the deferred compensation investments were $9.3 million and $4.9 million, respectively.

As of March 31, 2017, our equity method investees consisted of the Diamond Hill Mid Cap Fund, the Diamond Hill Research Opportunities Fund, DHGF, and DHIEF and our ownership percentages in these funds were 23%, 22%, 95%, and 30%, respectively. The Company's equity method investments consist of cash, marketable equity securities and fixed income securities. The following table includes the condensed summary financial information from the Company's equity method investments as of and for the period ended March 31, 2017:

	As of
	March 31, 2017	December 31, 2016
Total assets	$200,584,608	$189,819,824
Total liabilities	45,863,330	45,931,979
Net assets	154,721,278	143,887,845
DHCM's portion of net assets	36,711,852	41,338,406

	For the Three Months Ended
	March 31, 2017	March 31, 2016
Investment income	$458,399	$355,853
Expenses	370,393	62,226
Net realized gains (losses)	1,299,286	(95,785)
Net change in unrealized appreciation/depreciation	2,921,247	1,104,266
Net income	$4,308,539	$1,302,108
DHCM's portion of net income	1,416,849	646,565
Note 4 Line of Credit
The Company has an uncommitted Line of Credit Agreement (the "Credit Agreement") with a commercial bank that matures in November of 2017 and permits the Company to borrow up to $25.0 million. Borrowings under the Credit Agreement bear interest at a rate equal to LIBOR plus 1.50%. The Company has not borrowed under the Credit Agreement as of and for the period ended March 31, 2017. No interest is payable on the unused portion of the Credit Agreement.
The proceeds of the Credit Agreement may be used by the Company and its subsidiaries for ongoing working capital needs, to seed new investment strategies and other general corporate purposes. The Credit Agreement contains representations, warranties and covenants that are customary for agreements of this type.
Note 5 Compensation Plans
Share-Based Payment Transactions
The Company issues restricted stock units and restricted stock awards (collectively, "Restricted Stock") under the 2014 Equity and Cash Incentive Plan ("2014 Plan"). Restricted stock units represent shares which may be issued in the future, whereas restricted stock awards represent common shares issued and outstanding upon grant subject to vesting restrictions. The following table represents a roll-forward of outstanding Restricted Stock and related activity during the three months ended March 31, 2017:

	Shares	Weighted-Average Grant Date Price per Share
Outstanding Restricted Stock as of December 31, 2016	223,800	$132.96
Grants issued	8,700	199.46
Grants vested	(14,000)	126.38
Grants forfeited	(1,250)	67.86
Total Outstanding Restricted Stock as of March 31, 2017	217,250	$136.42
As of March 31, 2017, there were 383,177 Common Shares available for awards under the 2014 Plan.

Total deferred compensation related to unvested Restricted Stock grants was $17.8 million as of March 31, 2017. Compensation expense related to Restricted Stock grants is calculated based upon the fair market value of the common shares on grant date. The Company's policy is to adjust compensation expense for forfeitures as they occur. The recognition of compensation expense related to deferred compensation over the remaining vesting periods is as follows:

Nine Months Remaining In
2017	2018	2019	2020	2021	Thereafter	Total
$4,845,782	$4,773,030	$4,036,576	$2,364,048	$872,849	$907,498	$17,799,783
Stock Grant Transactions
The following table represents stock issued as part of our incentive compensation program during the three months ended March 31, 2017 and 2016:

	Shares Issued	Grant Date Value
March 31, 2017	19,219	$3,892,424
March 31, 2016	21,940	3,879,431
Deferred Compensation Plans
The Company offers two deferred compensation plans, the Diamond Hill Fixed Term Deferred Compensation Plan and the Diamond Hill Variable Term Deferred Compensation Plan (collectively the “Plans”), to its named executive officers and certain other employees. Under the Plans, participants may elect to voluntarily defer, for a minimum of five years, certain incentive compensation, which the Company then contributes into the Plans. Each participant is responsible for designating investment options for assets they contribute, and the distribution paid to each participant reflects any gains or losses on the assets realized while in the Plans. Assets held in the Plans are included in the Company’s investment portfolio, and the associated obligation to participants is included in deferred compensation liability. Assets held in the Plans are recorded at fair value. Deferred compensation liability was $18.7 million and $14.2 million as of March 31, 2017 and December 31, 2016, respectively.
Note 6 Operating Leases
The Company currently leases office space of approximately 37,829 square feet at one location. The following table summarizes the total lease and operating expenses for the three months ended March 31, 2017 and 2016:

	March 31, 2017	March 31, 2016
Three Months Ended	$231,463	$227,349
The approximate future minimum lease payments under the operating lease are as follows:

Future Minimum Lease Payments
Nine Months Remaining In
2017	2018	2019	2020	2021	Thereafter	Total
$439,762	$586,350	$595,807	$624,179	$624,179	$1,716,000	$4,586,277
In addition to the above lease payments, the Company is also responsible for normal operating expenses of the property. Such operating expenses were approximately $0.4 million in 2016, and are expected to be the same in 2017.

Note 7 Income Taxes
The Company has determined its interim tax provision projecting an estimated annual effective tax rate. For the three months ended March 31, 2017, the Company recorded income tax expense of $6.5 million, yielding an effective tax rate of 33.1%. The effective tax rate of 33.1% differed from the federal statutory tax rate of 35% due primarily to $0.4 million of excess tax benefits from the vesting of stock awards as well as a $0.1 million tax benefit related to a charitable donation of appreciated securities previously held in our investment portfolio. The tax benefits were partially offset by the additional income tax expense recorded in the state and city jurisdictions in which we do business.
The Company implemented ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" on January 1, 2017. As of January 1, 2017, any excess tax benefits or deficiences from the vesting of stock awards are recognized through the income tax provision as opposed to common stock. For Restricted Stock, the Company receives an excess income tax benefit calculated as the tax effect of the difference between the fair market value of the stock at the time of grant and vesting. The Company also records tax benefits on dividends paid on Restricted Stock. This change is required to be applied prospectively to all excess tax benefits and tax deficiencies after the date of adoption of the ASU. No adjustment is recorded for any windfall benefits previously recorded in common stock. In addition, all tax-related cash flows resulting from share-based payments will be reported as operating activities in the statement of cash flows under the new guidance, rather than the prior requirement to present windfall tax benefits as an inflow from financing activities and an outflow from operating activities. The Company has elected to adopt this change in cash flow presentation prospectively after the date of adoption of the ASU.
For the three months ended March 31, 2016, the Company recorded income tax expense of $5.2 million, yielding an effective tax rate of 35.8%. The effective tax rate of 35.8% differed from the federal statutory tax rate of 35% due primarily to the additional income tax expense recorded in the state and city jurisdictions in which we do business, which was partially offset by a $0.1 million tax benefit related to a charitable donation of appreciated securities previously held in our investment portfolio. The Company had net tax benefits from equity awards of $5.2 million for the three months ended March 31, 2016, which was reflected as an increase in equity.
The net temporary differences incurred to date will reverse in future periods as the Company generates taxable earnings. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets recorded. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2017 and December 31, 2016, no valuation allowance was deemed necessary.
FASB ASC 740, Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company did not record an accrual for tax related uncertainties or unrecognized tax positions as of March 31, 2017 or December 31, 2016.

Note 8 Earnings Per Share
The Company’s Common Shares outstanding consist of all shares issued and outstanding, including unvested restricted shares. Basic and diluted EPS are calculated under the two-class method. Restricted stock units are considered dilutive. The following table sets forth the computation for basic and diluted EPS and reconciliation between basic and diluted shares outstanding:

	Three Months Ended March 31,
	2017	2016
Net Income	$13,125,448	$9,279,879
Less: Net income attributable to redeemable noncontrolling interest	(368,553)	(14,216)
Net income attributable to common shareholders	$12,756,895	$9,265,663

Weighted average number of outstanding shares - Basic	3,428,888	3,388,743
Dilutive impact of restricted stock units	6,441	4,653
Weighted average number of outstanding shares - Diluted	3,435,329	3,393,396

Earnings per share attributable to common shareholders
Basic	$3.72	$2.73
Diluted	$3.71	$2.73
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
General
The Company derives its consolidated revenue and net income from investment advisory and fund administration services provided by its subsidiaries, DHCM and, until July 31, 2016, Beacon Hill. DHCM is a registered investment adviser under the Investment Advisers Act of 1940. DHCM sponsors, distributes, and provides investment advisory and related services to various U.S. and foreign clients through the Funds, institutional accounts, the ETF, and the Partnerships. Beacon Hill provided fund administration and statutory underwriting services to U.S. and foreign clients.
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
Our revenues are highly dependent on both the value and composition of AUM. The following is a summary of our AUM by product and investment objective, and a roll-forward of the change in AUM for the three months ended March 31, 2017 and 2016:

	Assets Under Management by Product
	As of March 31,
(in millions, except percentages)	2017	2016	% Change
Proprietary funds	$14,425	$11,991	20%
Sub-advised funds	1,441	624	131%
Institutional accounts	4,467	4,776	(6)%
Total AUM	$20,333	$17,391	17%

	Assets Under Management by Investment Objective
	As of March 31,
(in millions, except percentages)	2017	2016	% Change
Small Cap	$1,771	$1,753	1%
Small-Mid Cap	3,418	2,481	38%
Mid Cap	91	25	264%
Large Cap	9,015	7,682	17%
All Cap Select	420	521	(19)%
Long-Short	4,891	4,507	9%
Corporate bonds	638	422	51%
Core fixed income	287	—	—%
(Less: Investments in affiliated funds)	(198)	—	—%
Total AUM	$20,333	$17,391	17%

	Change in Assets Under Management
	For the Three Months Ended March 31,
(in millions)	2017	2016
AUM at beginning of the period	$19,381	$16,841
Net cash inflows (outflows)
proprietary funds	310	357
sub-advised funds	(78)	(40)
institutional accounts	(65)	40
	167	357
Net market appreciation and income	785	193
Increase during the period	952	550
AUM at end of the period	$20,333	$17,391
Consolidated Results of Operations
The following is a discussion of our consolidated results of operations.

	Three Months Ended March 31,
(in thousands, except per share amounts and percentages)	2017	2016	% Change
Total revenue	$35,134	$30,457	15%
Net operating income	$15,837	$13,704	16%
Net income attributable to common shareholders	$12,757	$9,266	38%
Earnings per share attributable to common shareholders (Diluted)	$3.71	$2.73	36%
Operating profit margin	45%	45%
Operating profit margin, as adjusted(a)	47%	46%
(a) Operating profit margin, as adjusted is a non-GAAP performance measure. See the Use of Supplemental Data as Non-GAAP Performance Measure section within this report.

Three Months Ended March 31, 2017 compared with Three Months Ended March 31, 2016
The Company generated net income attributable to common shareholders of $12.8 million ($3.71 per diluted share) for the three months ended March 31, 2017, compared with net income attributable to common shareholders of $9.3 million ($2.73 per diluted share) for the three months ended March 31, 2016. Revenue increased $4.7 million period over period primarily due to an increase in average AUM. The revenue increase was partially offset by an increase in operating expenses of $2.5 million primarily related to increases in compensation and related costs and general and administrative expenses. The Company had $3.8 million in investment income due to market appreciation for the three months ended March 31, 2017 compared to investment income of $0.7 million for the three months ended March 31, 2016. Income tax expense increased $1.3 million from the three months ended March 31, 2016 to the three months ended March 31, 2017 due to the overall increase in income before taxes.
Operating profit margin was approximately 45% for both the quarter ended March 31, 2017 and the quarter ended March 31, 2016. Operating profit margin, as adjusted, increased to 47% for the quarter ended March 31, 2017 from 46% for the quarter ended March 31, 2016. See Use of Supplemental Data as Non-GAAP Performance Measure section within this report. We expect that our operating margin may fluctuate from period to period based on various factors, including revenues; investment results; employee performance; staffing levels; development of investment strategies, products, or channels; and industry comparisons.
Revenue

	Three Months Ended March 31,
(in thousands, except percentages)	2017	2016	% Change
Investment advisory	$31,833	$26,687	19%
Mutual fund administration, net	3,301	3,771	(12)%
Total	$35,134	$30,458	15%
As a percent of total revenues for the three months ended March 31, 2017 and 2016, investment advisory fees accounted for 91% and 88%, respectively, and mutual fund administration fees made up the remaining 9% and 12%, respectively.
Investment Advisory Fees. Investment advisory fees increased $5.1 million, or 19%, from the three months ended March 31, 2016 to the three months ended March 31, 2017. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates which vary by investment product. The increase in investment advisory fees was driven by an increase of 22% in average AUM period over period and was partially offset by a decrease of one basis point in the average advisory fee rate from 0.65% for the three months ended March 31, 2016 compared to 0.64% for the three months ended March 31, 2017.
Mutual Fund Administration Fees. Mutual fund administration fees decreased $0.5 million, or 12%, from the three months ended March 31, 2016 to the three months ended March 31, 2017. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of average Funds' AUM. Mutual fund administration fees for the three months ended March 31, 2016 included Beacon Hill administration fees. The decrease in mutual fund administration fees is primarily due to a decrease of one basis point in the net administration fee rate from 0.10% for the three months ended March 31, 2016 to 0.09% for the three months ended March 31, 2017. This was partially offset by a 27% increase in average Funds' AUM from $11.1 billion for the three months ended March 31, 2016 to $14.1 billion for the three months ended March 31, 2017.
Expenses

	Three Months Ended March 31,
(in thousands, except percentages)	2017	2016	% Change
Compensation and related costs	$13,679	$12,399	10%
General and administrative	3,488	2,485	40%
Sales and marketing	1,130	993	14%
Mutual fund administration	1,001	876	14%
Total	$19,298	$16,753	15%

Compensation and Related Costs. Employee compensation and benefits increased by $1.3 million, or 10%, from the three months ended March 31, 2016 to the three months ended March 31, 2017. This increase is primarily due to an increase in incentive compensation of $1.8 million and an increase in deferred compensation expense of $0.4 million. These increases were offset by a decrease in salary and benefits of $0.9 million due to the inclusion of Beacon Hill employees in 2016. Incentive compensation expense can fluctuate significantly period over period as we evaluate incentive compensation by reviewing investment performance, individual performance, Company performance and other factors.
General and Administrative. General and administrative expenses increased by $1.0 million, or 40%, from the three months ended March 31, 2016 to the three months ended March 31, 2017. This increase is primarily due to an increase in corporate legal and administrative expense of $0.5 million, an increase in information technology consulting expense of $0.2 million, additional research expenses to support our investment team of $0.1 million, and an increase in charitable donations of $0.1 million.
Sales and Marketing. Sales and marketing expenses increased by $0.1 million, or 14%, from the three months ended March 31, 2016 to the three months ended March 31, 2017. The increase was primarily due to additional payments made to third party intermediaries related to the sale of our proprietary funds.
Mutual Fund Administration. Mutual fund administration expenses increased by $0.1 million, or 14%, from the three months ended March 31, 2016 to the three months ended March 31, 2017. Mutual fund administration expenses consist of both variable and fixed expenses. The variable expenses are based on Fund AUM and the number of shareholder accounts. The increase was primarily due to the increase in average Funds' AUM from the three months ended March 31, 2016 to the three months ended March 31, 2017.
Liquidity and Capital Resources
Sources of Liquidity
Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, capital investments, and accounts receivable. Our main source of liquidity is cash flows from operating activities, which is generated from investment advisory and fund administration fees. Cash and cash equivalents, accounts receivable, and investments represented approximately 93% and 92% of total assets as of March 31, 2017 and December 31, 2016, respectively. We believe these sources of liquidity, as well as our continuing cash flows from operating activities, will be sufficient to meet our current and future operating needs for at least the next 12 months.
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
Working Capital
As of March 31, 2017, the Company had working capital of approximately $144 million, compared to $126 million at December 31, 2016. Working capital includes cash, securities owned by common shareholders, prepaid expenses and current receivables, net of all liabilities. The Company has no debt, and we believe our available working capital is sufficient to cover current expenses and anticipated capital expenditures.
Below is a summary of securities owned by the Company as of March 31, 2017 and December 31, 2016.

	As of
	March 31, 2017	December 31, 2016
Corporate Investments:
Diamond Hill Core Bond Fund	$29,634,285	$29,293,308
Diamond Hill Mid Cap Fund	18,273,945	17,754,640
Diamond Hill Valuation-Weighted 500 ETF	14,244,717	13,329,549
Diamond Hill Research Opportunities Fund	9,857,128	10,921,540
Diamond Hill High Yield Fund	6,439,199	6,210,304
Diamond Hill Global Fund, L.P.	1,711,818	1,570,965
Diamond Hill International Equity Fund, L.P.	985,049	—
Diamond Hill Short Duration Total Return Fund	20,465	20,245
Total Corporate Investments	81,166,606	79,100,551
Deferred Compensation Plan Investments in the Funds	18,683,617	14,182,470
Total investments held by DHCM	99,850,223	93,283,021
Redeemable noncontrolling interest in consolidated funds	17,573,813	14,732,614
Total Investment Portfolio	$117,424,036	$108,015,635
Cash Flow Analysis
Cash Flows from Operating Activities
The Company’s cash flows from operating activities are calculated by adjusting net income to reflect other significant operating sources and uses of cash, certain significant non-cash items such as share-based compensation, and timing differences in the cash settlement of operating assets and liabilities.
For the three months ended March 31, 2017, net cash provided by operating activities totaled $7.3 million. Cash inflows provided by operating activities were primarily driven by net income of $13.1 million, the add back of stock-based compensation of $2.0 million and depreciation of $0.2 million. These cash inflows were partially offset by the net change in trading securities held in our consolidated funds underlying investment portfolio of $1.3 million, the payment of accrued incentive compensation of $12.3 million, and the effect of non-cash items and timing differences in the cash settlement of assets and liabilities of $5.5 million. Absent the cash used by the Consolidated Funds to purchase securities into their investment portfolios, cash flow from operations would have been approximately $8.2 million. We expect that cash flows provided by operating activities will continue to serve as our primary source of working capital in the near future.
For the three months ended March 31, 2016, net cash used in operating activities totaled $4.0 million. Net cash provided by operating activities reflects net income less the payment of accrued incentive compensation of $13.5 million, the effect of non-cash items and the timing differences in the cash settlement of assets and liabilities.
Cash Flows from Investing Activities
The Company’s cash flows from investing activities consist primarily of capital expenditures and purchases and redemptions in our investment portfolio.
Cash flows used in investing activities totaled $5.0 million for the three months ended March 31, 2017. The Company purchased corporate investments of $6.1 million, inclusive of $5.0 million of investments into our deferred compensation plans. This cash outflow was partially offset by redemptions of investments in our deferred compensation plans of $1.1 million.
Cash flows provided by investing activities totaled $0.3 million for the three months ended March 31, 2016. The Company purchased $6.1 million of corporate investments, inclusive of $4.3 million into our deferred compensation plans, and $0.1 million of property and equipment related to our office space expansion. These cash outflows were offset by redemptions of corporate investments of $6.5 million.

Cash Flows from Financing Activities
The Company’s cash flows from financing activities may consist of the payment of special dividends, shares withheld related to employee tax withholding, and distributions to or contributions from redeemable noncontrolling interest holders.
For the three months ended March 31, 2017, net cash used in financing activities totaled $0.1 million, consisting of the value of shares withheld related to employee tax withholding of $0.8 million, primarily offset by net contributions from redeemable noncontrolling interest holders of $0.7 million.
For the three months ended March 31, 2016, net cash used in financing activities totaled $4.4 million, consisting of the value of shares withheld related to employee tax withholding of $8.8 million, partially offset by excess income tax benefit from stock-based compensation of $4.3 million.
Supplemental Consolidated Cash Flow Statement
On January 1, 2016, the Company implemented the new consolidation accounting guidance that resulted in the consolidation of the ETF and one of our individual mutual funds (collectively the "Consolidated Funds") in which we have controlling interests. Our consolidated balance sheet now reflects the investments and other assets and liabilities of the Consolidated Funds, as well as redeemable noncontrolling interests for the portion of the Consolidated Funds that are held by third party investors. Although we can redeem our net interest in the Consolidated Funds at any time, we cannot directly access or sell the assets held by the Consolidated Funds to obtain cash for general operations. Additionally, the assets of the Consolidated Funds are not available to general creditors.
The following table summarizes the condensed cash flows for the year ended March 31, 2017, that are attributable to Diamond Hill Investment Group, Inc. and to the Consolidated Funds, and the related eliminations required in preparing the consolidated statements.

	Three Months Ended March 31, 2017
	Cash flow attributable to Diamond Hill Investment Group, Inc.	Cash flow attributable to Consolidated Funds	Eliminations	As reported on the Consolidated Statement of Cash Flows
Cash flows from Operating Activities:
Net Income	$12,756,895	$1,639,873	$(1,271,320)	$13,125,448
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	217,748	—	—	217,748
Share-based compensation	1,998,782	—	—	1,998,782
Net (gains)/losses on investments	(3,024,067)	(1,639,873)	1,271,320	(3,392,620)
Net change in trading securities held by Consolidated Funds	—	(1,310,800)	—	(1,310,800)
Other changes in assets and liabilities	(3,738,823)	350,866	—	(3,387,957)
Net cash provided by (used in) operating activities	8,210,535	(959,934)	—	7,250,601
Net cash provided by (used in) investing activities	(5,173,109)	—	169,437	(5,003,672)
Net cash provided by (used in) financing activities	(796,921)	847,256	(169,437)	(119,102)
Net change during the period	2,240,505	(112,678)	—	2,127,827
Cash and cash equivalents at beginning of period	57,077,198	112,678	—	57,189,876
Cash and cash equivalents at end of period	$59,317,703	$—	$—	$59,317,703

Use of Supplemental Data as Non-GAAP Performance Measure
As supplemental information, we are providing performance measures that are based on methodologies other than GAAP (“non-GAAP”). We believe the non-GAAP measures below are useful measures of our core business activities, are important metrics in estimating the value of an asset management business and may enable more appropriate comparison to our peers. These non-GAAP measures should not be a substitute for financial measures calculated in accordance with GAAP and may be calculated differently by other companies. The following schedule reconciles GAAP measures to non-GAAP measures for the three months ended March 31, 2017 and 2016, respectively.

	Three Months Ended March 31,
(in thousands, except percentages and per share data)	2017	2016
Total revenue	$35,134	$30,457

Net operating income, GAAP basis	$15,837	$13,704
Non-GAAP adjustment:
Gains (losses) on deferred compensation plan investments, net(1)	584	175
Net operating income, as adjusted, non-GAAP basis(2)	16,421	13,879
Non-GAAP Adjustment:
Tax provision on net operating income, as adjusted, non-GAAP basis(3)	(5,437)	(4,967)
Net operating income, as adjusted, after tax, non-GAAP basis(4)	$10,984	$8,912

Net operating income, as adjusted after tax per diluted share, non-GAAP basis(5)	$3.20	$2.63
Diluted weighted average shares outstanding, GAAP basis	3,435	3,393

Operating profit margin, GAAP basis	45%	45%
Operating profit margin, as adjusted, non-GAAP basis(6)	47%	46%
(1) Gains (losses) on deferred compensation plan investments, net: The gain (loss) on deferred compensation plan investments, which increases (decreases) deferred compensation expense included in operating income, is removed from operating income in the calculation because it is offset by an equal amount in investment income (loss) below net operating income on the income statement, and thus has no impact on net income attributable to the Company.
(2) Net operating income, as adjusted: This non-GAAP measure was calculated by taking the Company’s net operating income adjusted to exclude the impact on compensation expense of gains and losses on investments in the deferred compensation plan.
(3) Tax provision on net operating income, as adjusted: This non-GAAP measure represents the tax provision excluding the impact of investment related activity and is calculated by applying the tax rate from the actual tax provision to net operating income, as adjusted.
(4) Net operating income, as adjusted, after tax: This non-GAAP measure was calculated by taking the net operating income, as adjusted, less the tax provision on net operating income, as adjusted.
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

Critical Accounting Policies and Estimates
For a summary of the critical accounting policies important to understanding the condensed consolidated financial statements see Note 2, Significant Accounting Policies, in the condensed consolidated financial statements contained in Part I, Item 1 of this filing and Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2016 Annual Report and Note 2, Significant Accounting Policies, in the 2016 Annual Report for further information.

ITEM 3:	Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in the information provided in Item 7A of the Company’s 2016 Annual Report.

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
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:	OTHER INFORMATION

ITEM 1:	Legal Proceedings
From time to time, the Company is party to ordinary routine litigation that is incidental to its business. There are currently no such matters pending that the Company believes could have a material adverse effect on its consolidated financial statements.

ITEM 1A:	Risk Factors
There has been no material change to the information provided in Item 1A of the Company’s 2016 Annual Report.

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended March 31, 2017, the Company did not purchase any of its Common Shares and did not sell any Common Shares that were not registered under the Securities Act of 1933. The following table sets forth information regarding the Company’s repurchase program of its Common Shares and shares withheld for tax payments due upon vesting of employee Restricted Stock which vested during the first quarter of fiscal year 2017:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(b)
January 1, 2017 through January 31, 2017	3,788	$210.38	—	318,433
February 1, 2017 through February 28, 2017	—	$—	—	318,433
March 1, 2017 through March 31, 2017	—	$—	—	318,433
Total	3,788	$210.38	—	318,433

(a)
All of the 3,788 shares of the Company's common shares purchased during the quarter ended March 31, 2017 represented shares withheld for tax payments due upon the vesting of employee Restricted Stock which vested during the quarter.

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
DIAMOND HILL INVESTMENT GROUP, INC.

Date	Title	Signature

April 26, 2017	Chief Executive Officer and President	/s/ Christopher M. Bingaman
Christopher M. Bingaman

April 26, 2017	Chief Financial Officer and Treasurer	/s/ Thomas E. Line
Thomas E. Line