Form 10-Q
period 2017-06-30
DIAMOND HILL INVESTMENT GROUP INC
filed 2017-07-26
CIK 909108

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes:  ☐    No:  ☒
The number of shares outstanding of the issuer’s common stock, as of July 26, 2017, is 3,453,677 shares.

DIAMOND HILL INVESTMENT GROUP, INC.

PART I:	FINANCIAL INFORMATION

ITEM 1:	Consolidated Financial Statements
Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	6/30/2017	12/31/2016
	(Unaudited)
ASSETS
Cash and cash equivalents	$70,504,429	$57,189,876
Investment portfolio	126,027,827	108,015,635
Accounts receivable	17,778,026	18,605,209
Prepaid expenses	2,055,954	2,032,726
Income taxes receivable	—	1,111,890
Property and equipment, net of depreciation	3,586,094	4,025,758
Deferred taxes	9,933,828	8,736,767
Total assets	$229,886,158	$199,717,861
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$8,491,628	$9,787,048
Accrued incentive compensation	13,756,000	22,683,500
Deferred compensation	19,119,772	14,182,470
Income taxes payable	73,499	—
Total liabilities	41,440,899	46,653,018
Redeemable noncontrolling interest	17,734,895	13,840,688
Shareholders’ equity
Common stock, no par value 7,000,000 shares authorized; 3,457,775 issued and outstanding at June 30, 2017 (inclusive of 200,500 unvested shares); 3,411,556 issued and outstanding at December 31, 2016 (inclusive of 201,800 unvested shares)	116,845,374	109,293,803
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred equity compensation	(19,188,802)	(17,728,106)
Retained earnings	73,053,792	47,658,458
Total shareholders’ equity	170,710,364	139,224,155
Total liabilities and shareholders’ equity	$229,886,158	$199,717,861

Book value per share	$49.37	$40.81
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUES:
Investment advisory	$32,558,324	$28,553,082	$64,323,301	$55,239,867
Mutual fund administration, net	2,984,217	4,116,353	6,258,313	7,887,057
Total revenue	35,542,541	32,669,435	70,581,614	63,126,924
OPERATING EXPENSES:
Compensation and related costs	14,313,734	13,381,347	27,992,883	25,780,056
General and administrative	2,980,469	2,575,941	6,468,585	5,061,100
Sales and marketing	1,252,852	1,061,046	2,382,570	2,054,168
Mutual fund administration	1,028,738	951,852	2,029,354	1,827,918
Total operating expenses	19,575,793	17,970,186	38,873,392	34,723,242
NET OPERATING INCOME	15,966,748	14,699,249	31,708,222	28,403,682
Investment income, net	3,024,729	692,666	6,905,973	1,439,888
INCOME BEFORE TAXES	18,991,477	15,391,915	38,614,195	29,843,570
Income tax expense	(6,024,458)	(5,624,808)	(12,521,728)	(10,796,584)
NET INCOME	12,967,019	9,767,107	26,092,467	19,046,986
Less: Net income attributable to redeemable noncontrolling interest	(328,580)	(52,555)	(697,133)	(66,771)
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$12,638,439	$9,714,552	$25,395,334	$18,980,215
Earnings per share attributable to common shareholders
Basic	$3.67	$2.85	$7.39	$5.58
Diluted	$3.66	$2.84	$7.38	$5.58
Weighted average shares outstanding
Basic	3,443,783	3,410,751	3,436,391	3,399,740
Diluted	3,449,128	3,415,192	3,441,022	3,403,198
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest (unaudited)

	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at December 31, 2016	3,411,556	$109,293,803	$(17,728,106)	$47,658,458	$139,224,155	$13,840,688
Issuance of restricted stock grants	33,700	4,833,946	(4,833,946)	—	—	—
Amortization of restricted stock grants	—	—	3,244,085	—	3,244,085	—
Issuance of stock grants	19,219	3,892,424	—	—	3,892,424	—
Issuance of common stock related to 401k plan match	4,174	838,042	—	—	838,042	—
Shares withheld related to employee tax withholding	(9,374)	(1,883,676)	—	—	(1,883,676)	—
Forfeiture of restricted stock grants	(1,500)	(129,165)	129,165	—	—	—
Net income	—	—	—	25,395,334	25,395,334	697,133
Net subscriptions of consolidated funds	—	—	—	—	—	3,197,074
Balance at June 30, 2017	3,457,775	$116,845,374	$(19,188,802)	$73,053,792	$170,710,364	$17,734,895
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$26,092,467	$19,046,986
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	432,705	334,327
Share-based compensation	4,082,127	4,170,356
Decrease in accounts receivable	327,183	1,733,640
Change in current income taxes	1,185,389	3,250,999
Change in deferred income taxes	(1,197,061)	(249,058)
Net gains on investments	(5,774,968)	(1,226,058)
Net change in trading securities held by Consolidated Funds	(3,725,638)	—
Decrease in accrued incentive compensation	(5,035,076)	(7,146,569)
Increase in deferred compensation	4,937,302	2,315,389
Excess income tax benefit from share-based compensation	—	(4,421,408)
Income tax benefit from dividends paid on restricted stock	—	(925,000)
Other changes in assets and liabilities	380,641	693,251
Net cash provided by operating activities	21,705,071	17,576,855
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(129,669)	(248,835)
Purchase of Company sponsored investments	(11,358,395)	(6,133,800)
Proceeds from sale of Company sponsored investments	1,185,088	6,510,550
Proceeds from sale of subsidiary	500,000	—
Net cash provided by (used in) investing activities	(9,802,976)	127,915
CASH FLOWS FROM FINANCING ACTIVITIES:
Value of shares withheld related to employee tax withholding	(1,883,676)	(9,075,447)
Excess income tax benefit from share-based compensation	—	4,421,408
Income tax benefit from dividends paid on restricted stock	—	925,000
Net subscriptions received from (redemptions and distributions paid to) redeemable noncontrolling interest holders	3,296,134	(706,113)
Net cash provided by (used in) financing activities	1,412,458	(4,435,152)
CASH AND CASH EQUIVALENTS
Net change during the period	13,314,553	13,269,618
At beginning of period	57,189,876	57,474,777
At end of period	$70,504,429	$70,744,395
Supplemental cash flow information:
Income taxes paid	$12,533,400	$7,794,643
Supplemental disclosure of non-cash transactions:
Common stock issued as incentive compensation	$3,892,424	$3,879,431
Charitable donation of corporate investments and property and equipment	1,748,841	1,729,735
Cumulative-effect adjustment from the adoption of ASU 2015-02 (Note 2)	—	4,031,756
Net issuance (redemption) of ETF shares for marketable securities	(99,060)	2,254,210
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
Beacon Hill Fund Services, Inc. (“BHFS”) and BHIL Distributors, Inc. (“BHIL”), collectively operated as "Beacon Hill," were operating subsidiaries of the Company. The Company sold Beacon Hill on July 31, 2016 (See Note 10). Prior to the sale, Beacon Hill provided compliance, treasury, underwriting and other fund administration services to investment advisers and mutual funds.
Note 2 Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of June 30, 2017 and December 31, 2016, and for the three and six month periods ended June 30, 2017 and 2016, for Diamond Hill Investment Group, Inc. and its subsidiaries (referred to in these notes to the condensed consolidated financial statements as "the Company," "management," "we," "us," and "our") have been prepared in accordance with United States generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q and Article 10 of the Securities and Exchange Commission ("SEC") Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair statement of the financial condition and results of operations at the dates and for the interim periods presented, have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for any full fiscal year. These unaudited condensed consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 ("2016 Annual Report") as filed with the SEC.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions related to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.
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
The Company concluded DHGF and DHIEF were variable interest entities ("VIEs") as DHCM has disproportionately less voting interests than economic interests in each LP, yet the limited partners have full power to remove the Company as the General Partner due to the existence of substantive kick-out rights. In addition, substantially all of the LPs' activities are conducted on behalf of the General Partner which has disproportionately few voting rights. The Company concluded we are not the primary beneficiary of DHGF or DHIEF as we lack the power to control the entities due to the existence of single-party kick-out rights where the limited partners have the unilateral ability to remove the General Partner without cause. DHCM’s investment in DHGF and DHIEF is reported as a component of the Company’s investment portfolio, valued at DHCM’s respective share of the net income or loss of each LP.
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
Redeemable Noncontrolling Interest
Redeemable noncontrolling interest represents third-party interests in the Consolidated Funds. This interest is redeemable at the option of the investors and therefore is not treated as permanent equity. Redeemable noncontrolling interest is remeasured at redemption value, which approximates the fair value each reporting period.

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
Accounts Receivable
Accounts receivable are recorded when they are due and are presented on the balance sheet net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of the individuals or entities that owe the receivable. No allowance for doubtful accounts was deemed necessary at June 30, 2017 or December 31, 2016. Accounts receivable from the Funds were $10.6 million as of June 30, 2017 and $10.4 million as of December 31, 2016.
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
Fair Value Measurements
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

Inputs used to measure fair value might fall in different levels of the fair value hierarchy, in which case the Company defaults to the lowest level input that is significant to the fair value measurement in its entirety. These levels are not necessarily an indication of the risk or liquidity associated with investments. The following table summarizes investments that are recognized in our consolidated balance sheet using fair value measurements (excludes investments classified as equity method investments) determined based upon the differing levels of inputs as of June 30, 2017:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$69,159,130	$—	$—	$69,159,130
Trading Investments
Securities held in Consolidated Funds(a)	18,493,234	45,096,971	—	63,590,205
Company sponsored investments	33,923,196	—	—	33,923,196
(a) Of the securities held in the Consolidated Funds as of June 30, 2017, $43.2 million were held directly by the Company and $20.4 million were held by noncontrolling shareholders.
Level 1 investments are all registered investment companies (mutual funds) or securities held in the Consolidated Funds and include, $69.2 million of investments in money market mutual funds that the Company classifies as cash equivalents.
Level 2 investments are comprised of investments in debt securities, which are valued by an independent pricing service using pricing techniques which take into account factors such as trading activity, readily available market quotations, yield, quality, coupon rate, maturity, type of issue, trading characteristics, call features, credit rates and other observable inputs.
The Company determines transfers between fair value hierarchy levels at the end of the reporting period. There were no transfers in or out of the levels during the six months ended June 30, 2017.
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
Revenue Recognition – General
The Company earns substantially all of its revenue from investment advisory and fund administration services. Investment advisory and administration fees, generally calculated as a percentage of assets under management ("AUM"), are recorded as revenue as services are performed. In addition to fixed fees based on a percentage of AUM, certain client accounts also provide periodic variable fees. Total revenue from the Funds was $28.6 million and $25.0 million for the three months ended June 30, 2017 and June 30, 2016, respectively. Total revenue from the Funds was $56.8 million and $48.1 million for the six months ended June 30, 2017 and June 30, 2016, respectively.

Revenue Recognition – Variable Fees
The Company manages certain client accounts that provide for variable fees. These fees are calculated based on client investment results over rolling five-year periods. The Company records variable fees at the end of the contract measurement period. No variable fees were earned during the three and six months ended June 30, 2017 or 2016. The table below shows AUM subject to variable fees and the amount of variable fees that would be recognized based upon current investment results as of June 30, 2017:

	As of June 30, 2017
	AUM subject to variable fees	Unearned variable fees
Contractual Period Ends:
Quarter Ended December 31, 2018	$103,521,667	$1,094,275
Quarter Ended September 30, 2019	32,229,439	573,503
Quarter Ended March 31, 2020	11,139,838	—
Quarter Ended September 30, 2021	254,475,082	1,446,794
Total	$401,366,026	$3,114,572

The contractual end dates highlight the time remaining until the variable fees are scheduled to be earned. The amount of variable fees that would be recognized based upon investment results as of June 30, 2017 will increase or decrease based on future client investment results through the contractual period end. There can be no assurance that the unearned amounts will ultimately be earned.
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

Mutual fund administration gross and net revenue are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Mutual fund administration:
Administration revenue, gross	$6,465,152	$7,350,583	$12,874,949	$14,111,452
12b-1/service fees and commission revenue received from fund clients	—	2,801,257	—	5,426,648
12b-1/service fees and commission expense payments to third parties	—	(2,500,742)	—	(4,829,232)
Fund related expense	(3,489,399)	(3,553,932)	(6,638,351)	(6,821,995)
Revenue, net of related expenses	2,975,753	4,097,166	6,236,598	7,886,873
DHCM C-Share financing:
Broker commission advance repayments	100,576	207,599	214,047	400,909
Broker commission amortization	(92,112)	(188,412)	(192,332)	(400,725)
Financing activity, net	8,464	19,187	21,715	184
Mutual fund administration revenue, net	$2,984,217	$4,116,353	$6,258,313	$7,887,057

Mutual fund administrative net revenue from the Funds was $3.0 million for both the three months ended June 30, 2017 and June 30, 2016. Mutual fund administrative net revenue from the Funds was $6.3 million and $5.8 million for the six months ended June 30, 2017 and June 30, 2016, respectively.
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
The Company is subject to examination by federal and applicable state and local jurisdictions for various tax periods. The Company’s income tax positions are based on research and interpretations of the income tax laws and rulings in each of the jurisdictions in which it does business. Due to the subjectivity of interpretations of laws and rulings in each jurisdiction, the differences and interplay in tax laws among those jurisdictions, as well as the inherent uncertainty in estimating the final resolution of complex tax audit matters, the Company’s estimates of income tax liabilities may differ from actual payments or assessments. The Company regularly assesses its position with regard to tax exposures and records liabilities for these uncertain tax positions and related interest and penalties, if any, according to the principles of FASB ASC 740, Income Taxes. As of June 30, 2017, the Company had not recorded any liability for uncertain tax positions. The Company records interest and penalties, if any, within income tax expense on the income statement.
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
In February 2016, the FASB issued ASU 2016-02, "Leases", which, among other things, requires lessees to recognize most leases on-balance sheet. This will increase the reported assets and liabilities of lessees - in some cases significantly. Lessor accounting remains substantially similar to current GAAP. ASU 2016-02 supersedes Topic 840, Leases. ASU 2016-02 is effective for annual and interim periods in fiscal years beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method for all entities. The Company is currently assessing the impact of this standard on its consolidated financial statements and related disclosures.
Note 3 Investment Portfolio
As of June 30, 2017, the Company held investments (excluding money market funds, which are included with cash and cash equivalents) worth $126.0 million. The following table summarizes the carrying value of these investments as of June 30, 2017 and December 31, 2016:

	As of
	June 30, 2017	December 31, 2016
Trading investments:
Securities held in Consolidated Funds(a)	$63,590,205	$57,355,471
Company sponsored investments	33,923,196	9,322,118
Company sponsored equity method investments	28,514,426	41,338,046
Total Investment portfolio	$126,027,827	$108,015,635
(a) Of the securities held in the Consolidated Funds as of June 30, 2017, $43.2 million were held directly by the Company and $20.4 million were held by noncontrolling shareholders. Of the securities held in the Consolidated Funds as of December 31, 2016, $42.6 million were held directly by the Company and $14.7 million were held by noncontrolling shareholders.

As of June 30, 2017, our equity method investees consisted of the Diamond Hill High Yield Fund, the Diamond Hill Research Opportunities Fund, DHGF, and DHIEF and our ownership percentages in these funds were 45%, 22%, 95%, and 30%, respectively. The Company's equity method investments consist of cash, marketable equity securities and fixed income securities. The following table includes the condensed summary financial information from the Company's equity method investments as of and for the period ended June 30, 2017:

		As of
		June 30, 2017
Total assets		$129,172,742
Total liabilities		34,386,878
Net assets		94,785,864
DHCM's portion of net assets		28,514,426

	For the Three Months Ended	For the Six Months Ended
	June 30, 2017	June 30, 2017
Investment income	$727,295	$1,521,561
Expenses	281,612	565,202
Net realized gains	1,605,052	2,571,725
Net change in unrealized appreciation/depreciation	1,100,299	3,614,185
Net income	3,151,034	7,142,269
DHCM's portion of net income	942,574	2,048,339
Note 4 Line of Credit
The Company has an uncommitted Line of Credit Agreement (the "Credit Agreement") with a commercial bank that matures in November of 2017 and permits the Company to borrow up to $25.0 million. Borrowings under the Credit Agreement bear interest at a rate equal to LIBOR plus 1.50%. The Company has not borrowed under the Credit Agreement as of and for the period ended June 30, 2017. No interest is payable on the unused portion of the Credit Agreement.
The proceeds of the Credit Agreement may be used by the Company and its subsidiaries for ongoing working capital needs, to seed new investment strategies and other general corporate purposes. The Credit Agreement contains representations, warranties and covenants that are customary for agreements of this type.
Note 5 Compensation Plans
Share-Based Payment Transactions
The Company issues restricted stock units and restricted stock awards (collectively, "Restricted Stock") under the 2014 Equity and Cash Incentive Plan ("2014 Plan"). Restricted stock units represent shares which may be issued in the future, whereas restricted stock awards represent common shares issued and outstanding upon grant subject to vesting restrictions. The following table represents a roll-forward of outstanding Restricted Stock and related activity during the six months ended June 30, 2017:

	Shares	Weighted-Average Grant Date Price per Share
Outstanding Restricted Stock as of December 31, 2016	223,800	$132.96
Grants issued	24,200	199.75
Grants vested	(33,500)	101.11
Grants forfeited	(1,500)	86.11
Total Outstanding Restricted Stock as of June 30, 2017	213,000	$145.88
As of June 30, 2017, there were 369,661 Common Shares available for awards under the 2014 Plan.

Total deferred compensation related to unvested Restricted Stock grants was $19.2 million as of June 30, 2017. Compensation expense related to Restricted Stock grants is calculated based upon the fair market value of the common shares on grant date. The Company's policy is to adjust compensation expense for forfeitures as they occur. The recognition of compensation expense related to deferred compensation over the remaining vesting periods is as follows:

Six Months Remaining In
2017	2018	2019	2020	2021	Thereafter	Total
$3,499,056	$5,383,886	$4,647,432	$2,974,904	$1,490,356	$1,193,168	$19,188,802
Stock Grant Transactions
The following table represents stock issued as part of our incentive compensation program during the six months ended June 30, 2017 and 2016:

	Shares Issued	Grant Date Value
June 30, 2017	19,219	$3,892,424
June 30, 2016	21,940	3,879,431
Deferred Compensation Plans
The Company offers two deferred compensation plans, the Diamond Hill Fixed Term Deferred Compensation Plan and the Diamond Hill Variable Term Deferred Compensation Plan (collectively the “Plans”), to its named executive officers and certain other employees. Under the Plans, participants may elect to voluntarily defer, for a minimum of five years, certain incentive compensation, which the Company then contributes into the Plans. Each participant is responsible for designating investment options for assets they contribute, and the distribution paid to each participant reflects any gains or losses on the assets realized while in the Plans. Assets held in the Plans are included in the Company’s investment portfolio, and the associated obligation to participants is included in deferred compensation liability. Assets held in the Plans are recorded at fair value. Deferred compensation liability was $19.1 million and $14.2 million as of June 30, 2017 and December 31, 2016, respectively.
Note 6 Operating Leases
The Company currently leases office space of approximately 37,829 square feet at one location. The following table summarizes the total lease and operating expenses for the three and six months ended June 30, 2017 and 2016:

	June 30, 2017	June 30, 2016
Three Months Ended	$234,191	$233,207
Six Months Ended	$465,654	$460,555
The approximate future minimum lease payments under the operating lease are as follows:

Future Minimum Lease Payments
Six Months Remaining In
2017	2018	2019	2020	2021	Thereafter	Total
$293,175	$586,350	$595,807	$624,179	$624,179	$1,716,000	$4,439,690
In addition to the above lease payments, the Company is also responsible for normal operating expenses of the property. Such operating expenses were approximately $0.4 million in 2016, and are expected to be the same in 2017.

Note 7 Income Taxes
The Company has determined its interim tax provision projecting an estimated annual effective tax rate. For the three months ended June 30, 2017, the Company recorded income tax expense of $6.0 million, yielding an effective tax rate of 31.7%. The effective tax rate of 31.7% differed from the federal statutory tax rate of 35% due primarily to $0.8 million of excess tax benefits from the vesting of stock awards. The tax benefits were partially offset by the additional income tax expense recorded in the state and city jurisdictions in which we do business.
For the six months ended June 30, 2017, the Company recorded income tax expense of $12.5 million, yielding an effective tax rate of 32.4%. The effective tax rate of 32.4% differed from the federal statutory tax rate of 35% due primarily to $1.3 million of excess tax benefits from the vesting of stock awards as well as a $0.1 million tax benefit related to a charitable donation of appreciated securities previously held in our investment portfolio. The tax benefits were partially offset by the additional income tax expense recorded in the state and city jurisdictions in which we do business.
The Company implemented ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" on January 1, 2017. As of January 1, 2017, any excess tax benefits or deficiencies from the vesting of stock awards are recognized through the income tax provision as opposed to common stock. For Restricted Stock, the Company receives an excess income tax benefit calculated as the tax effect of the difference between the fair market value of the stock at the time of grant and vesting. The Company also records tax benefits on dividends paid on Restricted Stock. This change is required to be applied prospectively to all excess tax benefits and tax deficiencies after the date of adoption of the ASU. No adjustment is recorded for any windfall benefits previously recorded in common stock. In addition, all tax-related cash flows resulting from share-based payments will be reported as operating activities in the statement of cash flows under the new guidance, rather than the prior requirement to present windfall tax benefits as an inflow from financing activities and an outflow from operating activities. The Company has elected to adopt this change in cash flow presentation prospectively after the date of adoption of the ASU.
For the three months ended June 30, 2016, the Company recorded income tax expense of $5.6 million, yielding an effective tax rate of 36.5%. The effective tax rate of 36.5% differed from the federal statutory tax rate of 35% due primarily to the additional income tax expense recorded in the state and city jurisdictions in which we do business. The Company had net tax benefits from equity awards of $0.1 million for the three months ended June 30, 2016, which was reflected as an increase in equity.
For the six months ended June 30, 2016, the Company recorded income tax expense of $10.8 million, yielding an effective tax rate of 36.2%. The effective tax rate of 36.2% differed from the federal statutory tax rate of 35% due primarily to the additional income tax expense recorded in the state and city jurisdictions in which we do business, which was partially offset by a $0.1 million tax benefit related to a charitable donation of appreciated securities previously held in our investment portfolio. The Company had net tax benefits from equity awards of $5.3 million for the six months ended June 30, 2016, which was reflected as an increase in equity.
The net temporary differences incurred to date will reverse in future periods as the Company generates taxable earnings. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets recorded. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2017 and December 31, 2016, no valuation allowance was deemed necessary.
FASB ASC 740, Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company did not record an accrual for tax related uncertainties or unrecognized tax positions as of June 30, 2017 or December 31, 2016.

Note 8 Earnings Per Share
The Company’s Common Shares outstanding consist of all shares issued and outstanding, including unvested restricted shares. Basic and diluted EPS are calculated under the two-class method. Restricted stock units are considered dilutive. The following table sets forth the computation for basic and diluted EPS and reconciliation between basic and diluted shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Income	$12,967,019	$9,767,107	$26,092,467	$19,046,986
Less: Net income attributable to redeemable noncontrolling interest	(328,580)	(52,555)	(697,133)	(66,771)
Net income attributable to common shareholders	$12,638,439	$9,714,552	$25,395,334	$18,980,215

Weighted average number of outstanding shares - Basic	3,443,783	3,410,751	3,436,391	3,399,740
Dilutive impact of restricted stock units	5,345	4,441	4,631	3,458
Weighted average number of outstanding shares - Diluted	3,449,128	3,415,192	3,441,022	3,403,198

Earnings per share attributable to common shareholders
Basic	$3.67	$2.85	$7.39	$5.58
Diluted	$3.66	$2.84	$7.38	$5.58
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
Note 10 Sale of Beacon Hill
On July 31, 2016, the Company sold the entirety of Beacon Hill’s business. The Company received $1.2 million in cash consideration, net of cash disposed, as well as contingent consideration with a fair value of $1.5 million in the form of a promissory note. In the current quarter, the Company received $0.5 million of proceeds from the scheduled collection of the promissory note. The promissory note is included in accounts receivable on the consolidated balance sheets.

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
General
The Company derives its consolidated revenue and net income from investment advisory and fund administration services provided by its subsidiaries, DHCM and, until July 31, 2016, Beacon Hill. DHCM is registered with the U.S. Securities and Exchange Commission as an investment adviser under the Investment Advisers Act of 1940. DHCM sponsors, distributes, and provides investment advisory and related services to various U.S. and foreign clients through the Funds, institutional accounts, the ETF, and the Partnerships. Beacon Hill provided fund administration and statutory underwriting services to U.S. and foreign clients.
The Company’s primary objective is to fulfill our fiduciary duty to our clients. Our secondary objective is to grow the intrinsic value of the Company in order to achieve an adequate long-term return for shareholders.
Assets Under Management
Our revenue is derived primarily from investment advisory and administration fees. Investment advisory and administration fees paid to the Company are generally based on the value of the investment portfolios we manage and fluctuate with changes in the total value of our AUM. Substantially all of our AUM (95%) is valued based on readily available market quotations. AUM in the fixed income strategies (5%) is valued using evaluated prices from independent third-party providers. Fees are recognized in the period that the Company manages these assets.
Our revenues are highly dependent on both the value and composition of AUM. The following is a summary of our AUM by product and investment objective, and a roll-forward of the change in AUM for the three and six months ended June 30, 2017 and 2016:

	Assets Under Management
	As of June 30,
(in millions, except percentages)	2017	2016	% Change
Proprietary funds	$15,044	$12,238	23%
Sub-advised funds	1,423	614	132%
Institutional accounts	4,457	4,732	(6)%
Total AUM	$20,924	$17,584	19%

	Assets Under Management by Investment Objective
	As of June 30,
(in millions, except percentages)	2017	2016	% Change
Small Cap	$1,667	$1,787	(7)%
Small-Mid Cap	3,440	2,758	25%
Mid Cap	108	36	200%
Large Cap	9,572	7,728	24%
All Cap Select	410	471	(13)%
Long-Short	4,960	4,349	14%
Corporate bonds	656	455	44%
Core fixed income	314	—	NM
(Less: Investments in affiliated funds)	(203)	—	NM
Total AUM	$20,924	$17,584	19%

	Change in Assets Under Management
	For the Three Months Ended June 30,
(in millions)	2017	2016
AUM at beginning of the period	$20,333	$17,391
Net cash inflows (outflows)
proprietary funds	389	194
sub-advised funds	(54)	(15)
institutional accounts	(142)	(106)
	193	73
Net market appreciation and income	398	120
Increase during the period	591	193
AUM at end of the period	$20,924	$17,584

	Change in Assets Under Management
	For the Six Months Ended June 30,
(in millions)	2017	2016
AUM at beginning of the period	$19,381	$16,841
Net cash inflows (outflows)
proprietary funds	698	551
sub-advised funds	(132)	(55)
institutional accounts	(207)	(66)
	359	430
Net market appreciation and income	1,184	313
Increase during the period	1,543	743
AUM at end of the period	$20,924	$17,584

Consolidated Results of Operations
The following is a discussion of our consolidated results of operations.

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except per share amounts and percentages)	2017	2016	% Change	2017	2016	% Change
Total revenue	$35,543	$32,669	9%	$70,582	$63,127	12%
Net operating income	$15,967	$14,699	9%	$31,708	$28,404	12%
Net income attributable to common shareholders	$12,638	$9,715	30%	$25,395	$18,980	34%
Earnings per share attributable to common shareholders (Diluted)	$3.66	$2.84	29%	$7.38	$5.58	32%
Operating profit margin	45%	45%		45%	45%
Operating profit margin, as adjusted(a)	46%	45%		46%	45%
(a) Operating profit margin, as adjusted is a non-GAAP performance measure. See the Use of Supplemental Data as Non-GAAP Performance Measure section within this report.
Three Months Ended June 30, 2017 compared with Three Months Ended June 30, 2016
The Company generated net income attributable to common shareholders of $12.6 million ($3.66 per diluted share) for the three months ended June 30, 2017, compared with net income attributable to common shareholders of $9.7 million ($2.84 per diluted share) for the three months ended June 30, 2016. Revenue increased $2.9 million period over period due to an increase in average AUM. The revenue increase was partially offset by an increase in operating expenses of $1.6 million, primarily related to increases in compensation and related costs and general and administrative expenses. The Company had $3.0 million in investment income due to market appreciation for the three months ended June 30, 2017 compared to investment income of $0.7 million for the three months ended June 30, 2016. Income tax expense increased $0.4 million from the three months ended June 30, 2016 to the three months ended June 30, 2017 due to the overall increase in income before taxes.
Operating profit margin was 45% for the three months ended both June 30, 2017 and June 30, 2016. Operating profit margin, as adjusted, increased to 46% for the three months ended June 30, 2017 from 45% for the three months ended June 30, 2016. See Use of Supplemental Data as Non-GAAP Performance Measure section within this report. We expect that our operating margin may fluctuate from period-to-period based on various factors, including revenues; investment results; employee performance; staffing levels; development of investment strategies, products, or channels; and industry comparisons.
Revenue

	Three Months Ended June 30,
(in thousands, except percentages)	2017	2016	% Change
Investment advisory	$32,558	$28,553	14%
Mutual fund administration, net	2,984	4,116	(28)%
Total	$35,542	$32,669	9%
As a percent of total revenues for the second quarter of 2017 and 2016, investment advisory fees accounted for 92% and 87%, respectively.
Investment Advisory Fees. Investment advisory fees increased $4.0 million, or 14%, from the three months ended June 30, 2016 to the three months ended June 30, 2017. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates, which vary by investment product. The increase in investment advisory fees was driven by an increase of 16% in average AUM quarter over quarter offset by a decrease of one basis point in the average advisory fee rate from 0.65% for the three months ended June 30, 2016 to 0.64% for the three months ended June 30, 2017.

Mutual Fund Administration Fees. Mutual fund administration fees decreased $1.1 million, or 28%, from the three months ended June 30, 2016 to the three months ended June 30, 2017. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of average Funds' AUM. Mutual fund administration fees for the three months ended June 30, 2016 included Beacon Hill administration fees of $1.1 million and the 2017 period reflected the absence of these fees. Mutual fund administration fees from the Funds remained consistent period over period. The 18% increase in average Funds' AUM from the three months ended June 30, 2016 to the three months ended June 30, 2017 was offset by a decrease of two basis points in the net administration fee rate from 0.10% for the three months ended June 30, 2016 to 0.08% for the three months ended June 30, 2017. Effective June 1, 2017, the Company reduced the administration fee rate charged on all Fund assets by one basis point.
Expenses

	Three Months Ended June 30,
(in thousands, except percentages)	2017	2016	% Change
Compensation and related costs	$14,314	$13,381	7%
General and administrative	2,980	2,576	16%
Sales and marketing	1,253	1,061	18%
Mutual fund administration	1,029	952	8%
Total	$19,576	$17,970	9%
Compensation and Related Costs. Employee compensation and benefits increased by $0.9 million, or 7%, from the three months ended June 30, 2016 compared to the three months ended June 30, 2017. This increase is primarily due to compensation cost increases for DHCM employees, including an increase in incentive compensation of $0.9 million, an increase in salary and related benefits of $0.6 million, an increase in deferred compensation expense of $0.4 million and an increase in restricted stock expense of $0.1 million. These increases were partially offset by a decrease in salary and benefits of $1.1 million due to the inclusion of Beacon Hill employees in 2016. Incentive compensation can fluctuate significantly period over period as we evaluate incentive compensation by reviewing investment performance, individual performance, Company performance and other factors.
General and Administrative. General and administrative expenses increased by $0.4 million, or 16%, from the three months ended June 30, 2016 to the three months ended June 30, 2017. This increase is due primarily to an increase in consulting expense of $0.4 million, an increase in investment research services of $0.1 million and an increase in charitable donation expense of $0.1 million, partially offset by a reduction in general office expense of $0.2 million.
Sales and Marketing. Sales and marketing expenses increased by $0.2 million, or 18%, from the three months ended June 30, 2016 to the three months ended June 30, 2017. The increase was primarily due to additional payments made to third party intermediaries related to the sale of our proprietary funds.
Mutual Fund Administration. Mutual fund administration expenses increased by $0.1 million, or 8%, from the three months ended June 30, 2016 to the three months ended June 30, 2017. Mutual fund administration expenses consist of both variable and fixed expenses. The variable expenses are based on Fund AUM and the number of shareholder accounts.The increase was due to the 18% increase in average Funds' AUM from the three months ended June 30, 2016 to the three months ended June 30, 2017, partially offset by a decrease in transfer agent expenses of $0.2 million.
Six Months Ended June 30, 2017 compared with Six Months Ended June 30, 2016
The Company generated net income attributable to common shareholders of $25.4 million ($7.38 per diluted share) for the six months ended June 30, 2017, compared with net income attributable to common shareholders of $19.0 million ($5.58 per diluted share) for the six months ended June 30, 2016. Revenue increased $7.5 million period over period primarily due to an increase in average AUM. The revenue increase was partially offset by an increase in operating expenses of $4.2 million primarily related to increases in compensation and related costs and general and administrative expenses. The Company had $6.9 million in investment income due to market appreciation for the six months ended June 30, 2017 compared to investment income of $1.4 million for the six months ended June 30, 2016. Income tax expense increased $1.7 million from the six months ended June 30, 2016 to the six months ended June 30, 2017 due to the overall increase in income before taxes.

Operating profit margin was 45% for both the six months ended June 30, 2017 and the six months ended June 30, 2016. Operating profit margin, as adjusted, increased to 46% for the six months ended June 30, 2017 from 45% for the six months ended June 30, 2016. See Use of Supplemental Data as Non-GAAP Performance Measure section within this report. We expect that our operating margin may fluctuate from period-to-period based on various factors, including revenues; investment results; employee performance; staffing levels; development of investment strategies, products, or channels; and industry comparisons.
Revenue

	Six Months Ended June 30,
(in thousands, except percentages)	2017	2016	% Change
Investment advisory	$64,323	$55,240	16%
Mutual fund administration, net	6,258	7,887	(21)%
Total	$70,581	$63,127	12%
As a percent of total revenues for the six months ended June 30, 2017 and 2016, investment advisory fees accounted for 91% and 88%, respectively.
Investment Advisory Fees. Investment advisory fees increased $9.1 million, or 16%, from the six months ended June 30, 2016 to the six months ended June 30, 2017. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates, which vary by investment product. The increase in investment advisory fees was driven by an increase of 19% in average AUM period over period and was partially offset by a decrease of one basis point in the average advisory fee rate from 0.65% for the six months ended June 30, 2016 to 0.64% for the six months ended June 30, 2017.
Mutual Fund Administration Fees. Mutual fund administration fees decreased $1.6 million, or 21%, from the six months ended June 30, 2016 to the six months ended June 30, 2017. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of average Funds' AUM. Mutual fund administration fees for the six months ended June 30, 2016 included Beacon Hill administration fees of $2.1 million. Excluding Beacon Hill administration fees for the six months ended June 30, 2016, mutual fund administration fees related to the Funds increased $0.5 million period over period. This increase is primarily driven by a 22% increase in average Funds' AUM from the six months ended June 30, 2016 to the six months ended June 30, 2017, partially offset by a decrease of one basis point in the net administration fee rate from 0.10% for the six months ended June 30, 2016 to 0.09% for the six months ended June 30, 2017. Effective June 1, 2017, the Company reduced the administration fee rate charged on all Fund assets by one basis point.
Expenses

	Six Months Ended June 30,
(in thousands, except percentages)	2017	2016	% Change
Compensation and related costs	$27,993	$25,780	9%
General and administrative	6,468	5,061	28%
Sales and marketing	2,383	2,054	16%
Mutual fund administration	2,029	1,828	11%
Total	$38,873	$34,723	12%
Compensation and Related Costs. Employee compensation and benefits increased by $2.2 million, or 9%, from the six months ended June 30, 2016 to the six months ended June 30, 2017. This increase is primarily due to compensation cost increases for DHCM employees, including an increase in incentive compensation of $2.8 million, an increase in deferred compensation expense of $0.8 million, an increase in salary and related benefits of $0.7 million and an increase in restricted stock expense of $0.2 million These increases were offset by a decrease in salary and benefits of $2.3 million due to the inclusion of Beacon Hill employees in 2016. Incentive compensation expense can fluctuate significantly period over period as we evaluate incentive compensation by reviewing investment performance, individual performance, Company performance and other factors.

General and Administrative. General and administrative expenses increased by $1.4 million, or 28%, from the six months ended June 30, 2016 to the six months ended June 30, 2017. This increase is primarily due to an increase in consulting expense of $0.6 million, an increase in corporate legal and administrative expense of $0.3 million, an increase in investment research expenses of $0.3 million, and an increase in charitable donations of $0.2 million.
Sales and Marketing. Sales and marketing expenses increased by $0.3 million, or 16%, from the six months ended June 30, 2016 to the six months ended June 30, 2017. The increase was primarily due to additional payments made to third party intermediaries related to the sale of our proprietary funds.
Mutual Fund Administration. Mutual fund administration expenses increased by $0.2 million, or 11%, from the six months ended June 30, 2016 to the six months ended June 30, 2017. Mutual fund administration expenses consist of both variable and fixed expenses. The variable expenses are based on Fund AUM and the number of shareholder accounts. The increase was due to the 22% increase in average Funds' AUM from the six months ended June 30, 2016 to the six months ended June 30, 2017, partially offset by a decrease in transfer agent expenses of $0.4 million.
Liquidity and Capital Resources
Sources of Liquidity
Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, investments, and accounts receivable. Our main source of liquidity is cash flows from operating activities, which is generated from investment advisory and fund administration fees. Cash and cash equivalents, accounts receivable, and investments represented approximately 93% and 92% of total assets as of June 30, 2017 and December 31, 2016, respectively. We believe these sources of liquidity, as well as our continuing cash flows from operating activities, will be sufficient to meet our current and future operating needs for at least the next 12 months.
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
Working Capital
As of June 30, 2017, the Company had working capital of approximately $157.2 million, compared to $126.0 million at December 31, 2016. Working capital includes cash, securities owned by common shareholders, prepaid expenses and current receivables, net of all liabilities. The Company has no debt, and we believe our available working capital is sufficient to cover current expenses and anticipated capital expenditures.

Below is a summary of securities owned by the Company as of June 30, 2017 and December 31, 2016.

	As of
	June 30, 2017	December 31, 2016
Corporate Investments:
Diamond Hill Core Bond Fund	$30,158,629	$29,293,308
Diamond Hill Mid Cap Fund	18,484,476	17,754,640
Diamond Hill Valuation-Weighted 500 ETF	13,077,313	13,329,549
Diamond Hill High Yield Fund	11,782,253	6,210,304
Diamond Hill Research Opportunities Fund	10,210,570	10,921,540
Diamond Hill Global Fund, L.P.	1,784,779	1,570,965
Diamond Hill International Equity Fund, L.P.	1,040,164	—
Diamond Hill Short Duration Total Return Fund	20,714	20,245
Total Corporate Investments	86,558,898	79,100,551
Deferred Compensation Plan Investments in the Funds	19,119,772	14,182,470
Total investments held by DHCM	105,678,670	93,283,021
Redeemable noncontrolling interest in consolidated funds	20,349,157	14,732,614
Total Investment Portfolio	$126,027,827	$108,015,635
Cash Flow Analysis
Cash Flows from Operating Activities
The Company’s cash flows from operating activities are calculated by adjusting net income to reflect other significant operating sources and uses of cash, certain significant non-cash items such as share-based compensation, and timing differences in the cash settlement of operating assets and liabilities.
For the six months ended June 30, 2017, net cash provided by operating activities totaled $21.7 million. Cash inflows provided by operating activities were primarily driven by net income of $26.1 million and the add back of stock-based compensation of $4.1 million and depreciation of $0.4 million. These cash inflows were partially offset by the net change in trading securities held in the underlying investment portfolio of our consolidated funds of $3.7 million, the decrease of accrued incentive compensation of $5.0 million, and the effect of non-cash items and timing differences in the cash settlement of assets and liabilities of $0.1 million. We expect that cash flows provided by operating activities will continue to serve as our primary source of working capital in the near future.
For the six months ended June 30, 2016, net cash provided by operating activities totaled $17.6 million. Net cash provided by operating activities primarily reflects net income less the payment of accrued incentive compensation of $7.1 million and the effect of non-cash items and the timing differences in the cash settlement of assets and liabilities.
Cash Flows from Investing Activities
The Company’s cash flows from investing activities consist primarily of capital expenditures and purchases and redemptions in our investment portfolio.
Cash flows used in investing activities totaled $9.8 million for the six months ended June 30, 2017. The Company purchased investments of $11.4 million, inclusive of $3.9 million of investments into our deferred compensation plans. This cash outflow was partially offset by redemptions of investments of $1.2 million and $0.5 million of proceeds from the scheduled collection of the promissory note received from the sale of Beacon Hill.
Cash flows provided by investing activities totaled $0.1 million for the six months ended June 30, 2016. The Company sold corporate investments of $6.5 million, offset by corporate investments purchased of $6.1 million, inclusive of $4.4 million into our deferred compensation plans. The Company also purchased $0.2 million of property and equipment during the period.

Cash Flows from Financing Activities
The Company’s cash flows from financing activities may consist of the payment of special dividends, shares withheld related to employee tax withholding, and distributions to or contributions from redeemable noncontrolling interest holders.
For the six months ended June 30, 2017, net cash provided by financing activities totaled $1.4 million, consisting of net subscriptions received in the Consolidated Funds from redeemable noncontrolling interest holders of $3.3 million, partially offset by the value of shares withheld related to employee tax withholding of $1.9 million.
For the six months ended June 30, 2016, net cash used in financing activities totaled $4.4 million, consisting of the value of shares withheld related to employee tax withholding of $9.1 million and net redemptions of redeemable noncontrolling interest of $0.7 million, partially offset by excess income tax benefits of of $4.4 million and $0.9 million related to share based payment and dividends paid on restricted stock, respectively.
Supplemental Consolidated Cash Flow Statement
On January 1, 2016, the Company implemented the new consolidation accounting guidance that resulted in the consolidation of the ETF and one of our individual mutual funds (collectively the "Consolidated Funds") in which we have controlling interests. Our consolidated balance sheet now reflects the investments and other assets and liabilities of the Consolidated Funds, as well as redeemable noncontrolling interests for the portion of the Consolidated Funds that are held by third party investors. Although we can redeem our net interest in the Consolidated Funds at any time, we cannot directly access or sell the assets held by the Consolidated Funds to obtain cash for general operations. Additionally, the assets of the Consolidated Funds are not available to our general creditors.
The following table summarizes the condensed cash flows for the year ended June 30, 2017, that are attributable to Diamond Hill Investment Group, Inc. and to the Consolidated Funds, and the related eliminations required in preparing the consolidated statements.

	Six Months Ended June 30, 2017
	Cash flow attributable to Diamond Hill Investment Group, Inc.	Cash flow attributable to Consolidated Funds	Eliminations	As reported on the Consolidated Statement of Cash Flows
Cash flows from Operating Activities:
Net Income	$25,395,334	$2,987,702	$(2,290,569)	$26,092,467
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	432,705	—	—	432,705
Share-based compensation	4,082,127	—	—	4,082,127
Net (gains)/losses on investments	(5,077,835)	(2,987,702)	2,290,569	(5,774,968)
Net change in trading securities held by Consolidated Funds	—	(3,725,638)	—	(3,725,638)
Other changes in assets and liabilities	(1,011,281)	1,609,659	—	598,378
Net cash provided by (used in) operating activities	23,821,050	(2,115,979)	—	21,705,071
Net cash used in investing activities	(8,510,144)	—	(1,292,832)	(9,802,976)
Net cash provided by (used in) financing activities	(1,883,675)	2,003,301	1,292,832	1,412,458
Net change during the period	13,427,231	(112,678)	—	13,314,553
Cash and cash equivalents at beginning of period	57,077,198	112,678	—	57,189,876
Cash and cash equivalents at end of period	$70,504,429	$—	$—	$70,504,429

Use of Supplemental Data as Non-GAAP Performance Measure
As supplemental information, we are providing performance measures that are based on methodologies other than U.S. generally accepted accounting principles (“non-GAAP”). We believe the non-GAAP measures below are useful measures of our core business activities, are important metrics in estimating the value of an asset management business and may enable more appropriate comparison to our peers. These non-GAAP measures should not be a substitute for financial measures calculated in accordance with GAAP, and may be calculated differently by other companies. The following schedule reconciles GAAP measures to non-GAAP measures for the three and six months ended June 30, 2017 and 2016, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages and per share data)	2017	2016	2017	2016
Total revenue	$35,543	$32,669	$70,582	$63,127

Net operating income, GAAP basis	$15,967	$14,699	$31,708	$28,404
Non-GAAP adjustment:
Gains (losses) on deferred compensation plan investments, net(1)	436	32	1,021	207
Net operating income, as adjusted, non-GAAP basis(2)	16,403	14,731	32,729	28,611
Non-GAAP adjustment:
Tax provision on net operating income, as adjusted, non-GAAP basis(3)	(5,203)	(5,383)	(10,613)	(10,351)
Net operating income, as adjusted, after tax, non-GAAP basis(4)	$11,200	$9,348	$22,116	$18,260

Net operating income, as adjusted after tax per diluted share, non-GAAP basis(5)	$3.25	$2.74	$6.43	$5.37
Diluted weighted average shares outstanding, GAAP basis	3,449	3,415	3,441	3,403

Operating profit margin, GAAP basis	45%	45%	45%	45%
Operating profit margin, as adjusted, non-GAAP basis(6)	46%	45%	46%	45%
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
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:	OTHER INFORMATION

ITEM 1:	Legal Proceedings
From time to time, the Company is party to ordinary, routine litigation that is incidental to its business. There are currently no such matters pending that the Company believes could have a material adverse effect on its consolidated financial statements.

ITEM 1A:	Risk Factors
There has been no material change to the information provided in Item 1A of the Company’s 2016 Annual Report.

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended June 30, 2017, the Company did not purchase any of its Common Shares and did not sell any Common Shares that were not registered under the Securities Act of 1933. The following table sets forth information regarding the Company’s repurchase program of its Common Shares and shares withheld for tax payments due upon employee Restricted Stock which vested during the second quarter of fiscal year 2017:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(b)
April 1, 2017 through April 30, 2017	5,586	$194.55	—	318,433
May 1, 2017 through May 31, 2017	—	$—	—	318,433
June 1, 2017 through June 30, 2017	—	$—	—	318,433
Total	5,586	$194.55	—	318,433

(a)
All of the 5,586 shares of the Company's common shares purchased during the quarter ended June 30, 2017 represented shares withheld for tax payments due upon employee Restricted Stock which vested during the quarter.

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

3.2	Certificate of Amendment by Shareholders to the Articles of Incorporation of the Company (Incorporated by reference from Form 8-K Current Report for the event on April 28, 2017; File No. 000.24498.)

3.3	Amended and Restated Code of Regulations of the Company (Incorporated by reference from Form 8-K Current Report, Exhibit 3.2, filed with the SEC on April 28, 2017; File No. 000-24498.)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Section 1350 Certifications.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

DIAMOND HILL INVESTMENT GROUP, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DIAMOND HILL INVESTMENT GROUP, INC.

Date	Title	Signature

July 26, 2017	Chief Executive Officer and President	/s/ Christopher M. Bingaman
Christopher M. Bingaman

July 26, 2017	Chief Financial Officer and Treasurer	/s/ Thomas E. Line
Thomas E. Line