Form 10-Q
period 2017-09-30
DIAMOND HILL INVESTMENT GROUP INC
filed 2017-10-26
CIK 909108

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes:  ☐    No:  ☒
The number of shares outstanding of the issuer’s common stock, as of October 26, 2017, is 3,469,263 shares.

DIAMOND HILL INVESTMENT GROUP, INC.

PART I:	FINANCIAL INFORMATION

ITEM 1:	Consolidated Financial Statements
Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	9/30/2017	12/31/2016
	(Unaudited)
ASSETS
Cash and cash equivalents	$89,890,396	$57,189,876
Investment portfolio	129,743,381	108,015,635
Accounts receivable	17,711,289	18,605,209
Prepaid expenses	2,210,563	2,032,726
Income taxes receivable	1,543,958	1,111,890
Property and equipment, net of depreciation	3,689,621	4,025,758
Deferred taxes	10,390,291	8,736,767
Total assets	$255,179,499	$199,717,861
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$10,404,894	$9,787,048
Accrued incentive compensation	21,060,000	22,683,500
Deferred compensation	19,571,038	14,182,470
Total liabilities	51,035,932	46,653,018
Redeemable noncontrolling interest	19,464,643	13,840,688
Shareholders’ equity
Common stock, no par value 7,000,000 shares authorized; 3,468,565 issued and outstanding at September 30, 2017 (inclusive of 203,650 unvested shares); 3,411,556 issued and outstanding at December 31, 2016 (inclusive of 201,800 unvested shares)	119,167,093	109,293,803
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred equity compensation	(20,240,809)	(17,728,106)
Retained earnings	85,752,640	47,658,458
Total shareholders’ equity	184,678,924	139,224,155
Total liabilities and shareholders’ equity	$255,179,499	$199,717,861

Book value per share	$53.24	$40.81
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUES:
Investment advisory	$33,782,603	$29,512,076	$98,105,905	$84,751,943
Mutual fund administration, net	2,989,026	3,425,165	9,247,339	11,312,222
Total revenue	36,771,629	32,937,241	107,353,244	96,064,165
OPERATING EXPENSES:
Compensation and related costs	14,446,102	12,714,404	42,438,985	38,494,459
General and administrative	3,088,000	2,994,186	9,556,585	8,055,287
Sales and marketing	1,230,306	1,052,101	3,612,877	3,106,269
Mutual fund administration	1,119,889	1,037,987	3,149,242	2,865,905
Total operating expenses	19,884,297	17,798,678	58,757,689	52,521,920
NET OPERATING INCOME	16,887,332	15,138,563	48,595,555	43,542,245
Investment income, net	2,767,747	3,555,368	9,673,720	4,995,255
Gain on sale of subsidiary	—	2,675,766	—	2,675,766
INCOME BEFORE TAXES	19,655,079	21,369,697	58,269,275	51,213,266
Income tax expense	(6,496,980)	(7,700,732)	(19,018,708)	(18,497,315)
NET INCOME	13,158,099	13,668,965	39,250,567	32,715,951
Less: Net income attributable to redeemable noncontrolling interest	(459,252)	(242,401)	(1,156,385)	(309,172)
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$12,698,847	$13,426,564	$38,094,182	$32,406,779
Earnings per share attributable to common shareholders
Basic	$3.68	$3.93	$11.07	$9.52
Diluted	$3.67	$3.93	$11.05	$9.50
Weighted average shares outstanding
Basic	3,454,178	3,413,164	3,442,402	3,405,460
Diluted	3,461,418	3,420,123	3,447,976	3,410,208
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest (unaudited)

	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at December 31, 2016	3,411,556	$109,293,803	$(17,728,106)	$47,658,458	$139,224,155	$13,840,688
Issuance of restricted stock grants	47,100	7,679,436	(7,679,436)	—	—	—
Amortization of restricted stock grants	—	—	4,990,463	—	4,990,463	—
Issuance of stock grants	19,219	3,892,424	—	—	3,892,424	—
Issuance of common stock related to 401k plan match	6,359	1,267,649	—	—	1,267,649	—
Shares withheld related to employee tax withholding	(13,919)	(2,789,949)	—	—	(2,789,949)	—
Forfeiture of restricted stock grants	(1,750)	(176,270)	176,270	—	—	—
Net income	—	—	—	38,094,182	38,094,182	1,156,385
Net subscriptions of consolidated funds	—	—	—	—	—	4,467,570
Balance at September 30, 2017	3,468,565	$119,167,093	$(20,240,809)	$85,752,640	$184,678,924	$19,464,643
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$39,250,567	$32,715,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	659,707	496,250
Share-based compensation	6,258,112	6,259,300
Decrease in accounts receivable	143,920	1,612,207
Change in current income taxes	(432,068)	5,780,008
Change in deferred income taxes	(1,653,524)	82,427
Gain on sale of subsidiary	—	(2,675,766)
Net gains on investments	(7,829,950)	(4,212,479)
Net change in trading securities held by Consolidated Funds	(5,639,151)	(29,436,380)
Decrease (increase) in accrued incentive compensation	2,268,924	(1,950,069)
Increase in deferred compensation	5,388,568	3,133,176
Excess income tax benefit from share-based compensation	—	(4,652,983)
Income tax benefit from dividends paid on restricted stock	—	(925,000)
Other changes in assets and liabilities	2,188,850	1,929,846
Net cash provided by operating activities	40,603,955	8,156,488
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(509,750)	(339,638)
Purchase of Company sponsored investments	(13,372,301)	(17,468,890)
Proceeds from sale of Company sponsored investments	1,995,690	18,717,308
Proceeds from sale of subsidiary, net of cash disposed	750,000	1,163,769
Net cash provided by (used in) investing activities	(11,136,361)	2,072,549
CASH FLOWS FROM FINANCING ACTIVITIES:
Value of shares withheld related to employee tax withholding	(2,789,949)	(9,655,747)
Excess income tax benefit from share-based compensation	—	4,652,983
Income tax benefit from dividends paid on restricted stock	—	925,000
Net subscriptions received from redeemable noncontrolling interest holders	6,022,875	33,730
Net cash provided by (used in) financing activities	3,232,926	(4,044,034)
CASH AND CASH EQUIVALENTS
Net change during the period	32,700,520	6,185,003
At beginning of period	57,189,876	57,474,777
At end of period	$89,890,396	$63,659,780
Supplemental cash flow information:
Income taxes paid	$21,104,300	$12,634,880
Supplemental disclosure of non-cash transactions:
Common stock issued as incentive compensation	$3,892,424	$3,879,431
Charitable donation of corporate investments and property and equipment	1,748,841	1,729,735
Cumulative-effect adjustment from the adoption of ASU 2015-02 (Note 2)	—	4,031,756
Net redemption of ETF shares for marketable securities	(1,555,305)	(244,200)
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
Note 2 Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of September 30, 2017 and December 31, 2016, and for the three- and nine- month periods ended September 30, 2017 and 2016, for Diamond Hill Investment Group, Inc. and its subsidiaries (referred to in these notes to the condensed consolidated financial statements as "the Company," "management," "we," "us," and "our") have been prepared in accordance with United States generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q and Article 10 of the Securities and Exchange Commission ("SEC") Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair statement of the financial condition and results of operations at the dates and for the interim periods presented, have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for any full fiscal year. These unaudited condensed consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 ("2016 Annual Report") as filed with the SEC.
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

The Company holds certain investments in the Funds and the ETF for general corporate investment purposes, to provide seed capital for newly formed strategies or to add capital to existing strategies. The Funds are organized in a series fund structure in which there are multiple mutual funds within one Trust. The Trust is an open-end investment company registered under the Investment Company Act of 1940, as amended (the"1940 Act"). The ETF is an individual series of ETF Series Solutions which is also an open-end investment company registered under the 1940 Act. Each of the individual mutual funds and the ETF represent a separate share class of a legal entity organized under the Trust. As of January 1, 2016, the Company adopted ASU 2015-02 - Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02") and we have performed our analysis at the individual mutual fund and ETF level and have concluded the mutual funds and ETF are voting rights entities ("VREs"). The Company has concluded that the mutual funds and the ETF are VREs because the structure of the investment product is such that the shareholders are deemed to have the power through voting rights to direct the activities that most significantly impact the entity's economic performance. To the extent material, these investment products are consolidated if Company ownership, directly or indirectly, represents a majority interest (greater than 50%). The Company records redeemable noncontrolling interests in consolidated investments for which the Company's ownership is less than 100%. The Company has consolidated the ETF and one of our individual mutual funds (collectively the "Consolidated Funds") as our ownership was greater than 50% in each.
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
The Company concluded DHGF and DHIEF were variable interest entities ("VIEs") as DHCM has disproportionately less voting interests than economic interests in each LP, given the limited partners have full power to remove the Company as the General Partner due to the existence of substantive kick-out rights. In addition, substantially all of the LPs' activities are conducted on behalf of the General Partner which has disproportionately few voting rights. The Company concluded we are not the primary beneficiary of DHGF or DHIEF as we lack the power to control the entities due to the existence of single-party kick-out rights where the limited partners have the unilateral ability to remove the General Partner without cause. DHCM’s investments in DHGF and DHIEF are reported as a component of the Company’s investment portfolio, valued at DHCM’s respective share of the net income or loss of each LP.
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
Accounts Receivable
Accounts receivable are recorded when they are due and are presented on the balance sheet net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of the individuals or entities that owe the receivable. No allowance for doubtful accounts was deemed necessary at September 30, 2017 or December 31, 2016. Accounts receivable from the Funds were $10.7 million as of September 30, 2017 and $10.4 million as of December 31, 2016.
Investments
Management determines the appropriate classification of its investments at the time of purchase and re-evaluates its determination at each reporting period.
Investments classified as trading represent investments in the Funds we advise where the Company has neither control nor the ability to exercise significant influence, as well as securities held in the Consolidated Funds. These investments are measured at fair value based on quoted market prices. Unrealized gains and losses are recorded as investment income (loss) in the Company's consolidated statements of income.
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

Inputs used to measure fair value might fall in different levels of the fair value hierarchy, in which case the Company defaults to the lowest level input that is significant to the fair value measurement in its entirety. These levels are not necessarily an indication of the risk or liquidity associated with investments. The following table summarizes investments that are recognized in our consolidated balance sheet using fair value measurements (excludes investments classified as equity method investments) determined based upon the differing levels of inputs as of September 30, 2017:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$89,125,334	$—	$—	$89,125,334
Trading Investments
Securities held in Consolidated Funds(a)	17,948,350	47,158,391	—	65,106,741
Company sponsored investments	34,883,067	—	—	34,883,067
(a) Of the securities held in the Consolidated Funds as of September 30, 2017, $41.9 million were held directly by the Company and $23.2 million were held by noncontrolling shareholders.
Level 1 investments are all registered investment companies (mutual funds) or securities held in the Consolidated Funds and include $89.1 million of investments in money market mutual funds that the Company classifies as cash equivalents.
Level 2 investments are comprised of investments in debt securities, which are valued by an independent pricing service using pricing techniques which take into account factors such as trading activity, readily available market quotations, yield, quality, coupon rate, maturity, type of issue, trading characteristics, call features, credit rates and other observable inputs.
The Company determines transfers between fair value hierarchy levels at the end of the reporting period. There were no transfers in or out of the levels during the nine months ended September 30, 2017.
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
Revenue Recognition – General
The Company earns substantially all of its revenue from investment advisory and fund administration services. Investment advisory and administration fees, generally calculated as a percentage of assets under management ("AUM"), are recorded as revenue as services are performed. In addition to fixed fees based on a percentage of AUM, certain client accounts also provide periodic variable fees. Total revenue from the Funds was $29.6 million and $25.9 million for the three months ended September 30, 2017 and 2016, respectively. Total revenue from the Funds was $86.2 million and $73.9 million for the nine months ended September 30, 2017 and 2016, respectively.

Revenue Recognition – Variable Fees
The Company manages certain client accounts that provide for variable fees. These fees are calculated based on client investment results over rolling five-year periods. The Company records variable fees at the end of the contract measurement period. No variable fees were earned during the three and nine months ended September 30, 2017 or 2016. The table below shows AUM subject to variable fees and the amount of variable fees that would be recognized based upon investment results as of September 30, 2017:

	As of September 30, 2017
	AUM subject to variable fees	Unearned variable fees
Contractual Period Ends:
Quarter Ended December 31, 2018	$107,864,155	$1,379,545
Quarter Ended September 30, 2019	34,040,712	495,418
Quarter Ended March 31, 2020	11,680,413	—
Quarter Ended September 30, 2021	264,626,823	1,971,752
Total	$418,212,103	$3,846,715

The contractual end dates highlight the time remaining until the variable fees are scheduled to be earned. The amount of variable fees that would be recognized based upon investment results as of September 30, 2017 will increase or decrease based on future client investment results through the contractual period end. There can be no assurance that the unearned amounts will ultimately be earned.
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

Mutual fund administration gross and net revenue are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Mutual fund administration:
Administration revenue, gross	$6,557,054	$6,445,936	$19,432,002	$20,557,388
12b-1/service fees and commission revenue received from fund clients	—	933,752	—	6,360,400
12b-1/service fees and commission expense payments to third parties	—	(831,198)	—	(5,660,429)
Fund related expense	(3,576,598)	(3,136,319)	(10,214,948)	(9,958,315)
Revenue, net of related expenses	2,980,456	3,412,171	9,217,054	11,299,044
DHCM C-Share financing:
Broker commission advance repayments	101,238	157,732	315,283	558,641
Broker commission amortization	(92,668)	(144,738)	(284,998)	(545,463)
Financing activity, net	8,570	12,994	30,285	13,178
Mutual fund administration revenue, net	$2,989,026	$3,425,165	$9,247,339	$11,312,222

Mutual fund administrative net revenue from the Funds was $3.0 million for both the three months ended September 30, 2017 and 2016. Mutual fund administrative net revenue from the Funds was $9.2 million and $8.8 million for the nine months ended September 30, 2017 and 2016, respectively.
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
The Company is subject to examination by federal and applicable state and local jurisdictions for various tax periods. The Company’s income tax positions are based on research and interpretations of the income tax laws and rulings in each of the jurisdictions in which it does business. Due to the subjectivity of interpretations of laws and rulings in each jurisdiction, the differences and interplay in tax laws among those jurisdictions, as well as the inherent uncertainty in estimating the final resolution of complex tax audit matters, the Company’s estimates of income tax liabilities may differ from actual payments or assessments. The Company regularly assesses its position with regard to tax exposures and records liabilities for these uncertain tax positions and related interest and penalties, if any, according to the principles of FASB ASC 740, Income Taxes. As of September 30, 2017, the Company had not recorded any liability for uncertain tax positions. The Company records interest and penalties, if any, within income tax expense on the income statement.
Earnings Per Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of Common Shares outstanding for the period, which includes participating securities. Diluted EPS reflects the potential dilution of EPS due to unvested restricted stock units. See Note 8.

Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers", which supersedes existing accounting standards for revenue recognition and creates a single framework. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This standard also specifies the accounting for certain costs to obtain or fulfill a contract with a customer. This ASU will supersede much of the existing revenue recognition guidance in GAAP and is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period, and requires either a retrospective or a modified retrospective approach to adoption. Early application is permitted for the first interim period within annual reporting periods beginning after December 15, 2016. We anticipate adopting the new ASU on its effective date, January 1, 2018, and expect to utilize the full retrospective approach. Our implementation efforts include a detailed review of revenue contracts within the scope of the guidance and evaluation of the impact on the Company's revenue recognition policies. While we are continuing to assess the potential impacts of the ASU on our financial position and results of operations, we believe that the adoption of this ASU will not have an impact on revenue recognition. While we have not identified changes in the timing of revenue recognition, we continue to evaluate the related disclosures.
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
Note 3 Investment Portfolio
As of September 30, 2017, the Company held investments (excluding money market funds, which are included with cash and cash equivalents) worth $129.7 million. The following table summarizes the carrying value of these investments as of September 30, 2017 and December 31, 2016:

	As of
	September 30, 2017	December 31, 2016
Trading investments:
Securities held in Consolidated Funds(a)	$65,106,741	$57,355,471
Company sponsored investments	34,883,067	9,322,118
Company sponsored equity method investments	29,753,573	41,338,046
Total Investment portfolio	$129,743,381	$108,015,635
(a) Of the securities held in the Consolidated Funds as of September 30, 2017, $41.9 million were held directly by the Company and $23.2 million were held by noncontrolling shareholders. Of the securities held in the Consolidated Funds as of December 31, 2016, $42.6 million were held directly by the Company and $14.7 million were held by noncontrolling shareholders.

As of September 30, 2017, our equity method investees consisted of the Diamond Hill High Yield Fund, the Diamond Hill Research Opportunities Fund, DHGF, and DHIEF and our ownership percentages in these funds were 47%, 22%, 95%, and 30%, respectively. The Company's equity method investments consist of cash, marketable equity securities and fixed income securities. The following table includes the condensed summary financial information from the Company's equity method investments as of and for the period ended September 30, 2017:

		As of
		September 30, 2017
Total assets		$130,983,409
Total liabilities		36,624,404
Net assets		94,359,005
DHCM's portion of net assets		29,753,573

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2017	September 30, 2017
Investment income	$643,059	$2,164,621
Expenses	300,273	865,475
Net realized gains	599,849	3,171,574
Net change in unrealized appreciation/depreciation	(726,509)	2,887,675
Net income	216,126	7,358,395
DHCM's portion of net income	324,189	2,372,528
Note 4 Line of Credit
The Company has an uncommitted Line of Credit Agreement (the "Credit Agreement") with a commercial bank that matures in November of 2017 and permits the Company to borrow up to $25.0 million. Borrowings under the Credit Agreement bear interest at a rate equal to LIBOR plus 1.50%. The Company has not borrowed under the Credit Agreement as of and for the period ended September 30, 2017. No interest is payable on the unused portion of the Credit Agreement.
The proceeds of the Credit Agreement may be used by the Company and its subsidiaries for ongoing working capital needs, to seed new investment strategies and other general corporate purposes. The Credit Agreement contains representations, warranties and covenants that are customary for agreements of this type.
Note 5 Compensation Plans
Share-Based Payment Transactions
The Company issues restricted stock units and restricted stock awards (collectively, "Restricted Stock") under the 2014 Equity and Cash Incentive Plan ("2014 Plan"). Restricted stock units represent shares which may be issued in the future, whereas restricted stock awards represent common shares issued and outstanding upon grant subject to vesting restrictions. The following table represents a roll-forward of outstanding Restricted Stock and related activity during the nine months ended September 30, 2017:

	Shares	Weighted-Average Grant Date Price per Share
Outstanding Restricted Stock as of December 31, 2016	223,800	$132.96
Grants issued	37,600	204.24
Grants vested	(43,500)	95.86
Grants forfeited	(1,750)	100.73
Total Outstanding Restricted Stock as of September 30, 2017	216,150	$153.08
As of September 30, 2017, there were 356,261 Common Shares available for awards under the 2014 Plan.

Total deferred equity compensation related to unvested Restricted Stock grants was $20.2 million as of September 30, 2017. Compensation expense related to Restricted Stock grants is calculated based upon the fair market value of the common shares on grant date. The Company's policy is to adjust compensation expense for forfeitures as they occur. The recognition of compensation expense related to deferred compensation over the remaining vesting periods is as follows:

Three Months Remaining In
2017	2018	2019	2020	2021	Thereafter	Total
$1,880,821	$5,943,563	$5,207,109	$3,534,581	$2,054,744	$1,619,991	$20,240,809
Stock Grant Transactions
The following table represents stock issued as part of our incentive compensation program during the nine months ended September 30, 2017 and 2016:

	Shares Issued	Grant Date Value
September 30, 2017	19,219	$3,892,424
September 30, 2016	21,940	3,879,431
Deferred Compensation Plans
The Company offers two deferred compensation plans, the Diamond Hill Fixed Term Deferred Compensation Plan and the Diamond Hill Variable Term Deferred Compensation Plan (collectively the “Plans”). Under the Plans, participants may elect to voluntarily defer, for a minimum of five years, certain incentive compensation, which the Company then contributes into the Plans. Each participant is responsible for designating investment options for assets they contribute, and the distribution paid to each participant reflects any gains or losses on the assets realized while in the Plans. Assets held in the Plans are included in the Company’s investment portfolio, and the associated obligation to participants is included in deferred compensation liability. Assets held in the Plans are recorded at fair value. Deferred compensation liability was $19.6 million and $14.2 million as of September 30, 2017 and December 31, 2016, respectively.
Note 6 Operating Leases
The Company currently leases office space of approximately 37,829 square feet at one location. The following table summarizes the total lease and operating expenses for the three and nine months ended September 30, 2017 and 2016:

	September 30, 2017	September 30, 2016
Three Months Ended	$235,272	$218,640
Nine Months Ended	$700,926	$679,195
The approximate future minimum lease payments under the operating lease are as follows:

Future Minimum Lease Payments
Three Months Remaining In
2017	2018	2019	2020	2021	Thereafter	Total
$146,587	$586,350	$595,807	$624,179	$624,179	$1,716,000	$4,293,102
In addition to the above lease payments, the Company is also responsible for normal operating expenses of the property. Such operating expenses were approximately $0.4 million in 2016, and are expected to be approximately the same in 2017.

Note 7 Income Taxes
The Company has determined its interim tax provision projecting an estimated annual effective tax rate. For the three months ended September 30, 2017, the Company recorded income tax expense of $6.5 million, yielding an effective tax rate of 33.1%. The effective tax rate of 33.1% differed from the federal statutory tax rate of 35% due primarily to $0.4 million of excess tax benefits from the vesting of stock awards. The tax benefits were partially offset by the additional income tax expense recorded in the state and city jurisdictions in which we do business.
For the nine months ended September 30, 2017, the Company recorded income tax expense of $19.0 million, yielding an effective tax rate of 32.6%. The effective tax rate of 32.6% differed from the federal statutory tax rate of 35% due primarily to $1.7 million of excess tax benefits from the vesting of stock awards. The tax benefits were partially offset by the additional income tax expense recorded in the state and city jurisdictions in which we do business.
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
For the three months ended September 30, 2016, the Company recorded income tax expense of $7.7 million, yielding an effective tax rate of 36.0%. The effective tax rate of 36.0% differed from the federal statutory tax rate of 35% due primarily to the additional income tax expense recorded in the state and city jurisdictions in which we do business. The Company had net tax benefits from equity awards of $0.2 million for the three months ended September 30, 2016, which was reflected as an increase in equity.
For the nine months ended September 30, 2016, the Company recorded income tax expense of $18.5 million, yielding an effective tax rate of 36.1%. The effective tax rate of 36.1% differed from the federal statutory tax rate of 35% due primarily to the additional income tax expense recorded in the state and city jurisdictions in which we do business, which was partially offset by a $0.1 million tax benefit related to a charitable donation of appreciated securities previously held in our investment portfolio. The Company had net tax benefits from equity awards of $5.6 million for the nine months ended September 30, 2016, which was reflected as an increase in equity.
The net temporary differences incurred to date will reverse in future periods as the Company generates taxable earnings. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets recorded. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2017 and December 31, 2016, no valuation allowance was deemed necessary.
FASB ASC 740, Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company did not record an accrual for tax related uncertainties or unrecognized tax positions as of September 30, 2017 or December 31, 2016.

Note 8 Earnings Per Share
The Company’s Common Shares outstanding consist of all shares issued and outstanding, including unvested restricted shares. Basic and diluted EPS are calculated under the two-class method. Restricted stock units are considered dilutive. The following table sets forth the computation for basic and diluted EPS and reconciliation between basic and diluted shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Income	$13,158,099	$13,668,965	$39,250,567	$32,715,951
Less: Net income attributable to redeemable noncontrolling interest	(459,252)	(242,401)	(1,156,385)	(309,172)
Net income attributable to common shareholders	$12,698,847	$13,426,564	$38,094,182	$32,406,779

Weighted average number of outstanding shares - Basic	3,454,178	3,413,164	3,442,402	3,405,460
Dilutive impact of restricted stock units	7,240	6,959	5,574	4,748
Weighted average number of outstanding shares - Diluted	3,461,418	3,420,123	3,447,976	3,410,208

Earnings per share attributable to common shareholders
Basic	$3.68	$3.93	$11.07	$9.52
Diluted	$3.67	$3.93	$11.05	$9.50
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
Note 10 Sale of Beacon Hill
On July 31, 2016, the Company sold the entirety of Beacon Hill’s business. The Company received $1.2 million in cash consideration, net of cash disposed, as well as contingent consideration with a fair value of $1.5 million in the form of a promissory note. During the nine months ended September 30, 2017, the Company received $0.8 million of proceeds from the scheduled collection of the promissory note. The promissory note is included in accounts receivable on the consolidated balance sheets.

Note 11 Subsequent Event
On October 26, 2017, the Company’s board of directors approved a special cash dividend of $7.00 per share payable December 11, 2017 to shareholders of record on December 1, 2017. This dividend will reduce shareholders' equity by approximately $24.3 million.

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
General
The Company derives its consolidated revenue and net income from investment advisory and fund administration services provided by DHCM and, until July 31, 2016, Beacon Hill. DHCM is registered with the U.S. Securities and Exchange Commission as an investment adviser under the Investment Advisers Act of 1940. DHCM sponsors, distributes, and provides investment advisory and related services to various clients through the Funds, institutional accounts, the ETF, and the Partnerships. Beacon Hill provided fund administration and statutory underwriting services to U.S. and foreign clients.
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
Our revenues are highly dependent on both the value and composition of AUM. The following is a summary of our AUM by product and investment objective, and a roll-forward of the change in AUM for the three and nine months ended September 30, 2017 and 2016:

	Assets Under Management
	As of September 30,
(in millions, except percentages)	2017	2016	% Change
Proprietary funds	$15,417	$12,843	20%
Sub-advised funds	1,411	568	148%
Institutional accounts	4,627	4,657	(1)%
Total AUM	$21,455	$18,068	19%

	Assets Under Management by Investment Strategy
	As of September 30,
(in millions, except percentages)	2017	2016	% Change
Small Cap	$1,549	$1,818	(15)%
Small-Mid Cap	3,482	3,034	15%
Mid Cap	121	41	195%
Large Cap	10,153	7,807	30%
All Cap Select	396	407	(3)%
Long-Short	4,943	4,391	13%
Corporate bonds	687	538	28%
Core fixed income	340	183	86%
(Less: Investments in affiliated funds)	(216)	(151)	43%
Total AUM	$21,455	$18,068	19%

	Change in Assets Under Management
	For the Three Months Ended September 30,
(in millions)	2017	2016
AUM at beginning of the period	$20,924	$17,584
Net cash inflows (outflows)
proprietary funds	106	(69)
sub-advised funds	(65)	(88)
institutional accounts	1	(371)
	42	(528)
Net market appreciation and income	489	1,012
Increase during the period	531	484
AUM at end of the period	$21,455	$18,068

	Change in Assets Under Management
	For the Nine Months Ended September 30,
(in millions)	2017	2016
AUM at beginning of the period	$19,381	$16,841
Net cash inflows (outflows)
proprietary funds	805	482
sub-advised funds	(197)	(143)
institutional accounts	(206)	(437)
	402	(98)
Net market appreciation and income	1,672	1,325
Increase during the period	2,074	1,227
AUM at end of the period	$21,455	$18,068

Consolidated Results of Operations
The following is a discussion of our consolidated results of operations.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except per share amounts and percentages)	2017	2016	% Change	2017	2016	% Change
Total revenue	$36,772	$32,937	12%	$107,353	$96,064	12%
Net operating income	$16,887	$15,139	12%	$48,596	$43,542	12%
Net income attributable to common shareholders	$12,699	$13,427	(5)%	$38,094	$32,407	18%
Earnings per share attributable to common shareholders (Diluted)	$3.67	$3.93	(7)%	$11.05	$9.50	16%
Operating profit margin	46%	46%		45%	45%
Operating profit margin, as adjusted(a)	47%	48%		47%	46%
(a) Operating profit margin, as adjusted is a non-GAAP performance measure. See the Use of Supplemental Data as Non-GAAP Performance Measure section within this report.
Three Months Ended September 30, 2017 compared with Three Months Ended September 30, 2016
The Company generated net income attributable to common shareholders of $12.7 million ($3.67 per diluted share) for the three months ended September 30, 2017, compared with net income attributable to common shareholders of $13.4 million ($3.93 per diluted share) for the three months ended September 30, 2016. Revenue increased $3.8 million period over period due to an increase in average AUM. The revenue increase was partially offset by an increase in operating expenses of $2.1 million, primarily related to increases in compensation and related costs. The Company had $2.8 million in investment income due to market appreciation for the three months ended September 30, 2017, compared to investment income of $3.6 million for the three months ended September 30, 2016. In addition, the Company recognized a $2.7 million gain on the sale of Beacon Hill during the three months ended September 30, 2016 which was absent for 2017. Income tax expense decreased $1.2 million from the three months ended September 30, 2016 to the three months ended September 30, 2017 due to the overall decrease in income before taxes and the reduction of the effective tax rate from 36.0% to 33.1%.
Operating profit margin was 46% for the three months ended September 30, 2017 and September 30, 2016. Operating profit margin, as adjusted, decreased to 47% for the three months ended September 30, 2017 from 48% for the three months ended September 30, 2016. See Use of Supplemental Data as Non-GAAP Performance Measure section within this report. We expect that our operating margin may fluctuate from period-to-period based on various factors, including revenues; investment results; employee performance; staffing levels; development of investment strategies, products, or channels; and industry comparisons.
Revenue

	Three Months Ended September 30,
(in thousands, except percentages)	2017	2016	% Change
Investment advisory	$33,783	$29,512	14%
Mutual fund administration, net	2,989	3,425	(13)%
Total	$36,772	$32,937	12%
As a percent of total revenues for the third quarter of 2017 and 2016, investment advisory fees accounted for 92% and 90%, respectively.
Investment Advisory Fees. Investment advisory fees increased $4.3 million, or 14%, from the three months ended September 30, 2016 to the three months ended September 30, 2017. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates, which vary by investment product. The increase in investment advisory fees was driven by an increase of 17% in average AUM quarter over quarter, partially offset by a decrease of one basis point in the average advisory fee rate from 0.65% for the three months ended September 30, 2016 to 0.64% for the three months ended September 30, 2017.

Mutual Fund Administration Fees. Mutual fund administration fees decreased $0.4 million, or 13%, from the three months ended September 30, 2016 to the three months ended September 30, 2017. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of average Funds' AUM. Mutual fund administration fees for the three months ended September 30, 2016 included Beacon Hill administration fees of $0.4    million and the 2017 period reflected the absence of these fees. Mutual fund administration fees from the Funds remained consistent period over period. The 20% increase in average Funds' AUM from the three months ended September 30, 2016 to the three months ended September 30, 2017, was partially offset by a decrease of one basis point in the net administration fee rate from 0.09% for the three months ended September 30, 2016 to 0.08% for the three months ended September 30, 2017. Effective June 1, 2017, the Company reduced the administration fee rate charged on all Fund assets by one basis point.
Expenses

	Three Months Ended September 30,
(in thousands, except percentages)	2017	2016	% Change
Compensation and related costs	$14,446	$12,715	14%
General and administrative	3,088	2,994	3%
Sales and marketing	1,230	1,052	17%
Mutual fund administration	1,120	1,038	8%
Total	$19,884	$17,799	12%
Compensation and Related Costs. Employee compensation and benefits increased by $1.7 million, or 14%, from the three months ended September 30, 2016 compared to the three months ended September 30, 2017. This increase is primarily due to compensation cost increases for DHCM employees, including an increase in accrued incentive compensation of $2.1 million, an increase in salary and related benefits of $0.3 million and an increase in restricted stock expense of $0.1 million. These increases were partially offset by a decrease in deferred compensation expense of $0.4 million and the absence of Beacon Hill salary and benefits in 2017 as compared to $0.4 million in 2016. Incentive compensation can fluctuate significantly period over period as we evaluate incentive compensation by reviewing investment performance, individual performance, Company performance and other factors.
General and Administrative. General and administrative expenses increased by $0.1 million, or 3%, from the three months ended September 30, 2016 to the three months ended September 30, 2017. This increase is due primarily to an increase in consulting expense of $0.2 million, an increase in investment research services of $0.2 million and an increase in depreciation expense of $0.1 million, partially offset by a reduction in legal and general administrative expense of $0.4 million.
Sales and Marketing. Sales and marketing expenses increased by $0.2 million, or 17%, from the three months ended September 30, 2016 to the three months ended September 30, 2017. The increase was primarily due to additional payments made to third party intermediaries related to the sale of our proprietary funds.
Mutual Fund Administration. Mutual fund administration expenses increased by $0.1 million, or 8%, from the three months ended September 30, 2016 to the three months ended September 30, 2017. Mutual fund administration expenses consist of both variable and fixed expenses. The variable expenses are based on Fund AUM and the number of shareholder accounts.
Nine Months Ended September 30, 2017 compared with Nine Months Ended September 30, 2016
The Company generated net income attributable to common shareholders of $38.1 million ($11.05 per diluted share) for the nine months ended September 30, 2017, compared with net income attributable to common shareholders of $32.4 million ($9.50 per diluted share) for the nine months ended September 30, 2016. Revenue increased $11.3 million period over period primarily due to an increase in average AUM. The revenue increase was partially offset by an increase in operating expenses of $6.2 million primarily related to increases in compensation and related costs and general and administrative expenses. The Company had $9.7 million in investment income due to market appreciation for the nine months ended September 30, 2017 compared to investment income of $7.7 million (inclusive of $2.7 million gain on the sale of Beacon Hill) for the nine months ended September 30, 2016. Income tax expense increased $0.5 million from the nine months ended September 30, 2016 to the nine months ended September 30, 2017 due to the overall increase in income before taxes, partially offset by the reduction of the effective tax rate from 36.1% to 32.6%.

Operating profit margin was 45% for both the nine months ended September 30, 2017 and the nine months ended September 30, 2016. Operating profit margin, as adjusted, increased to 47% for the nine months ended September 30, 2017 from 46% for the nine months ended September 30, 2016. See Use of Supplemental Data as Non-GAAP Performance Measure section within this report. We expect that our operating margin may fluctuate from period-to-period based on various factors, including revenues; investment results; employee performance; staffing levels; development of investment strategies, products, or channels; and industry comparisons.
Revenue

	Nine Months Ended September 30,
(in thousands, except percentages)	2017	2016	% Change
Investment advisory	$98,106	$84,752	16%
Mutual fund administration, net	9,247	11,312	(18)%
Total	$107,353	$96,064	12%
As a percent of total revenues for the nine months ended September 30, 2017 and 2016, investment advisory fees accounted for 91% and 88%, respectively.
Investment Advisory Fees. Investment advisory fees increased $13.4 million, or 16%, from the nine months ended September 30, 2016 to the nine months ended September 30, 2017. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates, which vary by investment product. The increase in investment advisory fees was driven by an increase of 18% in average AUM period over period and was partially offset by a decrease of one basis point in the average advisory fee rate from 0.65% for the nine months ended September 30, 2016 to 0.64% for the nine months ended September 30, 2017.
Mutual Fund Administration Fees. Mutual fund administration fees decreased $2.1 million, or 18%, from the nine months ended September 30, 2016 to the nine months ended September 30, 2017. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of average Funds' AUM. Mutual fund administration fees for the nine months ended September 30, 2016 included Beacon Hill administration fees of $2.5 million which were absent in 2017. Mutual fund administration fees related to the Funds increased $0.4 million period over period. This increase is primarily driven by a 21% increase in average Funds' AUM from the nine months ended September 30, 2016 to the nine months ended September 30, 2017, partially offset by a decrease of one basis point in the net administration fee rate from 0.10% for the nine months ended September 30, 2016 to 0.09% for the nine months ended September 30, 2017. Effective June 1, 2017, the Company reduced the administration fee rate charged on all Fund assets by one basis point.
Expenses

	Nine Months Ended September 30,
(in thousands, except percentages)	2017	2016	% Change
Compensation and related costs	$42,439	$38,495	10%
General and administrative	9,557	8,055	19%
Sales and marketing	3,613	3,106	16%
Mutual fund administration	3,149	2,866	10%
Total	$58,758	$52,522	12%
Compensation and Related Costs. Employee compensation and benefits increased by $3.9 million, or 10%, from the nine months ended September 30, 2016 to the nine months ended September 30, 2017. This increase is primarily due to compensation cost increases for DHCM employees, including an increase in incentive compensation of $4.9 million, an increase in salary and related benefits of $1.0 million, an increase in deferred compensation expense of $0.4 million, and an increase in restricted stock expense of $0.2 million. These increases were offset by the absence of Beacon Hill salary and benefits in 2017, compared to $2.6 million in 2016. Incentive compensation expense can fluctuate significantly period over period as we evaluate incentive compensation by reviewing investment performance, individual performance, Company performance and other factors.

General and Administrative. General and administrative expenses increased by $1.5 million, or 19%, from the nine months ended September 30, 2016 to the nine months ended September 30, 2017. This increase is primarily due to an increase in consulting expense of $0.7 million, an increase in investment research expenses of $0.5 million, and an increase in corporate legal and administrative expense of $0.3 million.
Sales and Marketing. Sales and marketing expenses increased by $0.5 million, or 16%, from the nine months ended September 30, 2016 to the nine months ended September 30, 2017. The increase was primarily due to additional payments made to third party intermediaries related to the sale of our proprietary funds.
Mutual Fund Administration. Mutual fund administration expenses increased by $0.3 million, or 10%, from the nine months ended September 30, 2016 to the nine months ended September 30, 2017. Mutual fund administration expenses consist of both variable and fixed expenses. The variable expenses are based on Fund AUM and the number of shareholder accounts.
Liquidity and Capital Resources
Sources of Liquidity
Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, investments, and accounts receivable. Our main source of liquidity is cash flows from operating activities, which is generated from investment advisory and fund administration fees. Cash and cash equivalents, accounts receivable, and investments represented approximately 93% and 92% of total assets as of September 30, 2017 and December 31, 2016, respectively. We believe these sources of liquidity, as well as our continuing cash flows from operating activities, will be sufficient to meet our current and future operating needs for at least the next 12 months.
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
Working Capital
As of September 30, 2017, the Company had working capital of approximately $170.6 million, compared to $126.0 million at December 31, 2016. Working capital includes cash, securities owned by common shareholders, prepaid expenses and current receivables, net of all liabilities. The Company has no debt, and we believe our available working capital is sufficient to cover current expenses and anticipated capital expenditures.

Below is a summary of securities owned by the Company as of September 30, 2017 and December 31, 2016.

	As of
	September 30, 2017	December 31, 2016
Corporate Investments:
Diamond Hill Core Bond Fund	$30,384,790	$29,293,308
Diamond Hill Mid Cap Fund	18,905,534	17,754,640
Diamond Hill High Yield Fund	12,995,131	6,210,304
Diamond Hill Valuation-Weighted 500 ETF	11,524,297	13,329,549
Diamond Hill Research Opportunities Fund	10,097,119	10,921,540
Diamond Hill Global Fund, L.P.	1,931,065	1,570,965
Diamond Hill International Equity Fund, L.P.	1,141,897	—
Diamond Hill Short Duration Total Return Fund	—	20,245
Total Corporate Investments	86,979,833	79,100,551
Deferred Compensation Plan Investments in the Funds	19,571,038	14,182,470
Total investments held by DHCM	106,550,871	93,283,021
Redeemable noncontrolling interest in consolidated funds	23,192,510	14,732,614
Total Investment Portfolio	$129,743,381	$108,015,635
Cash Flow Analysis
Cash Flows from Operating Activities
The Company’s cash flows from operating activities are calculated by adjusting net income to reflect other significant operating sources and uses of cash, certain significant non-cash items such as share-based compensation, and timing differences in the cash settlement of operating assets and liabilities.
For the nine months ended September 30, 2017, net cash provided by operating activities totaled $40.6 million. Cash inflows provided by operating activities were primarily driven by net income of $39.3 million and the add back of stock-based compensation of $6.3 million and depreciation of $0.7 million. These cash inflows were partially offset by the net change in trading securities held in the underlying investment portfolio of the Consolidated Funds of $5.6 million, and the effect of non-cash items and timing differences in the cash settlement of assets and liabilities of $0.1 million. We expect that cash flows provided by operating activities will continue to serve as our primary source of working capital in the near future.
For the nine months ended September 30, 2016, net cash provided by operating activities totaled $8.2 million. Cash inflows provided by operating activities were primarily driven by net income of $32.7 million and the add back of stock-based compensation of $6.3 million and depreciation of $0.5 million. These cash inflows were partially offset by the net change in trading securities held in the underlying investment portfolio of the Consolidated Funds of $29.4 million, and the effect of non-cash items and timing differences in the cash settlement of assets and liabilities of $1.9 million.
Cash Flows from Investing Activities
The Company’s cash flows from investing activities consist primarily of capital expenditures and purchases and redemptions in our investment portfolio.
Cash flows used in investing activities totaled $11.1 million for the nine months ended September 30, 2017. The Company purchased investments of $13.4 million, inclusive of $3.9 million of investments into our deferred compensation plans, and $0.5 million of property and equipment purchases during the period. These cash outflows were partially offset by redemptions of investments of $2.0 million and $0.8 million of proceeds from the scheduled collection of the promissory note received from the sale of Beacon Hill.
Cash flows provided by investing activities totaled $2.1 million for the nine months ended September 30, 2016. The Company sold corporate investments of $18.7 million and received net proceeds of $1.2 million from the sale of Beacon Hill, which were offset by corporate investments purchased of $17.5 million, inclusive of $4.4 million into our deferred compensation plans, and property and equipment purchases of $0.3 million during the period.

Cash Flows from Financing Activities
The Company’s cash flows from financing activities may consist of the payment of special dividends, shares withheld related to employee tax withholding, and distributions to or contributions from redeemable noncontrolling interest holders.
For the nine months ended September 30, 2017, net cash provided by financing activities totaled $3.2 million, consisting of net subscriptions received in the Consolidated Funds from redeemable noncontrolling interest holders of $6.0 million, partially offset by the value of shares withheld related to employee tax withholding of $2.8 million.
For the nine months ended September 30, 2016, net cash used in financing activities totaled $4.0 million, consisting of the value of shares withheld related to employee tax withholding of $9.7 million, partially offset by excess income tax benefits of of $4.7 million and $0.9 million related to share based payment and dividends paid on restricted stock, respectively.
Supplemental Consolidated Cash Flow Statement
On January 1, 2016, the Company implemented the new consolidation accounting guidance that resulted in the consolidation of the Consolidated Funds. Our consolidated balance sheet now reflects the investments and other assets and liabilities of the Consolidated Funds, as well as redeemable noncontrolling interests for the portion of the Consolidated Funds that are held by third party investors. Although we can redeem our net interest in the Consolidated Funds at any time, we cannot directly access or sell the assets held by the Consolidated Funds to obtain cash for general operations. Additionally, the assets of the Consolidated Funds are not available to our general creditors.
The following table summarizes the condensed cash flows for the year ended September 30, 2017, that are attributable to Diamond Hill Investment Group, Inc. and to the Consolidated Funds, and the related eliminations required in preparing the consolidated statements.

	Nine Months Ended September 30, 2017
	Cash flow attributable to Diamond Hill Investment Group, Inc.	Cash flow attributable to Consolidated Funds	Eliminations	As reported on the Consolidated Statement of Cash Flows
Cash flows from Operating Activities:
Net Income	$38,094,182	$4,243,172	$(3,086,787)	$39,250,567
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	659,707	—	—	659,707
Share-based compensation	6,258,112	—	—	6,258,112
Net (gains)/losses on investments	(6,673,565)	(4,243,172)	3,086,787	(7,829,950)
Net change in trading securities held by Consolidated Funds	—	(5,639,151)	—	(5,639,151)
Other changes in assets and liabilities	5,181,406	2,723,264	—	7,904,670
Net cash provided by (used in) operating activities	43,519,842	(2,915,887)	—	40,603,955
Net cash used in investing activities	(7,916,696)	—	(3,219,665)	(11,136,361)
Net cash provided by (used in) financing activities	(2,789,948)	2,803,209	3,219,665	3,232,926
Net change during the period	32,813,198	(112,678)	—	32,700,520
Cash and cash equivalents at beginning of period	57,077,198	112,678	—	57,189,876
Cash and cash equivalents at end of period	$89,890,396	$—	$—	$89,890,396

Use of Supplemental Data as Non-GAAP Performance Measure
As supplemental information, we are providing performance measures that are based on methodologies other than U.S. generally accepted accounting principles (“non-GAAP”). We believe the non-GAAP measures below are useful measures of our core business activities, are important metrics in estimating the value of an asset management business and may enable more appropriate comparison to our peers. These non-GAAP measures should not be a substitute for financial measures calculated in accordance with GAAP, and may be calculated differently by other companies. The following schedule reconciles GAAP measures to non-GAAP measures for the three and nine months ended September 30, 2017 and 2016, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages and per share data)	2017	2016	2017	2016
Total revenue	$36,772	$32,937	$107,353	$96,064

Net operating income, GAAP basis	$16,887	$15,139	$48,596	$43,542
Non-GAAP adjustment:
Gains (losses) on deferred compensation plan investments, net(1)	451	818	1,472	1,025
Net operating income, as adjusted, non-GAAP basis(2)	17,338	15,957	50,068	44,567
Non-GAAP adjustment:
Tax provision on net operating income, as adjusted, non-GAAP basis(3)	(5,731)	(5,750)	(16,342)	(16,097)
Net operating income, as adjusted, after tax, non-GAAP basis(4)	$11,607	$10,207	$33,726	$28,470

Net operating income, as adjusted after tax per diluted share, non-GAAP basis(5)	$3.35	$2.98	$9.78	$8.35
Diluted weighted average shares outstanding, GAAP basis	3,461	3,420	3,448	3,410

Operating profit margin, GAAP basis	46%	46%	45%	45%
Operating profit margin, as adjusted, non-GAAP basis(6)	47%	48%	47%	46%
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
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
During the quarter ended September 30, 2017, the Company did not purchase any of its Common Shares and did not sell any Common Shares that were not registered under the Securities Act of 1933. The following table sets forth information regarding the Company’s repurchase program of its Common Shares and shares withheld for tax payments due upon employee Restricted Stock which vested during the third quarter of fiscal year 2017:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(b)
July 1, 2017 through July 31, 2017	4,545	$199.40	—	318,433
August 1, 2017 through August 31, 2017	—	$—	—	318,433
September 1, 2017 through September 30, 2017	—	$—	—	318,433
Total	4,545	$199.40	—	318,433

(a)
All of the 4,545 shares of the Company's common shares purchased during the quarter ended September 30, 2017 represented shares withheld for tax payments due upon employee Restricted Stock which vested during the quarter.

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
DIAMOND HILL INVESTMENT GROUP, INC.

Date	Title	Signature

October 26, 2017	Chief Executive Officer and President	/s/ Christopher M. Bingaman
Christopher M. Bingaman

October 26, 2017	Chief Financial Officer and Treasurer	/s/ Thomas E. Line
Thomas E. Line