Form 10-K
period 2017-12-31
DIAMOND HILL INVESTMENT GROUP INC
filed 2018-02-22
CIK 909108

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Aggregate market value of the registrant’s common shares (the only common equity of the registrant) held by non-affiliates of the registrant, based on the closing price of $199.40 on June 30, 2017 on the NASDAQ Global Select Market was $640,892,537. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that the registrant’s executive officers and directors are affiliates.
The number of shares outstanding of the issuer's common stock, as of February 22, 2018, is 3,488,752 shares.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for the 2018 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this report.

Diamond Hill Investment Group, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2017

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
Overview
The Company, an Ohio corporation organized in April 1990, derives its consolidated revenue and net income from investment advisory and fund administration services provided by its subsidiary, Diamond Hill Capital Management, Inc. (“DHCM”). DHCM is a registered investment adviser under the Investment Advisers Act of 1940. DHCM sponsors, distributes, and provides investment advisory and related services to clients through Diamond Hill Funds (the "Funds"), institutional accounts, an exchange traded fund, and private investment funds. In July of 2016, the Company sold two former wholly owned operating subsidiaries, Beacon Hill Fund Services, Inc. (“BHFS”) and BHIL Distributors, Inc. (“BHIL” and collectively "Beacon Hill"). Until its sale, Beacon Hill provided fund administration and statutory underwriting services.
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
DHCM also applies an intrinsic value philosophy and process to the analysis of fixed income securities. Our fixed income investment process is driven by security selection, sector allocation, yield curve positioning, and duration management in concert with the overall management of a high quality portfolio. We seek to generate excess return through the selection of undervalued securities and spread sectors that offer incremental yield and total return in comparison to a benchmark index. We believe that our team of industry specialists and their focus on the entire capital structure of a business often give us an information advantage over our peers.
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
Investment Advisory Fees
The Company’s principal source of revenue is investment advisory fee income earned from managing client accounts under investment advisory and sub-advisory agreements. The fees earned depend on the type of investment strategy, account size and servicing requirements. Revenues depend on the total value and composition of assets under management (“AUM”). Accordingly, net cash flows from clients, market fluctuations in client portfolios, and the composition of AUM impact our revenues and results of operations. We also have certain agreements which allow us to earn variable rate fees in the event that investment returns exceed targeted amounts during a measurement period.
Investment Strategies
The Company offers several traditional and alternative investment strategies, which are all based on the same intrinsic value philosophy. As of December 31, 2017, we offered the following representative investment strategies to our clients:

1.	Small Cap - Pursues long-term capital appreciation by investing in a portfolio of primarily small capitalization U.S. equity securities.

2.	Small-Mid Cap - Pursues long-term capital appreciation by investing in a portfolio of primarily small and medium capitalization U.S. equity securities.

3.	Mid Cap - Pursues long-term capital appreciation by investing in a portfolio of primarily medium capitalization U.S. equity securities.

4.	Large Cap - Pursues long-term capital appreciation by investing in a portfolio of primarily large capitalization U.S. equity securities.

5.	All Cap Select - Pursues long-term capital appreciation by investing in a concentrated portfolio of primarily U.S. equity securities across a broad range of market capitalizations.

6.	Long-Short - Pursues long-term capital appreciation by investing long and selling short primarily U.S. equity securities across a broad range of market capitalizations.

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

As of January 1, 2018, the Company converted the Diamond Hill Global Fund, L.P. into the Diamond Hill Global Fund. The Diamond Hill Global Fund pursues long-term capital appreciation by investing in U.S. and foreign equity securities of any size, or from any country, including emerging markets.
Investment Results
The Company believes that one of the most important characteristics exhibited by the best investment firms is excellent investment returns for their clients over a long period of time. We are pleased that during our history as an investment advisory firm, we have delivered what we believe are strong long-term investment returns for our clients. Investment returns have been a key driver in the long-term success we have achieved in growing AUM.
Absolute returns for all of our investment strategies were positive in 2017, and as of December 31, 2017, the since-inception returns for nearly all of our strategies exceeded their respective benchmark returns. Our Mid Cap, Short Duration Total Return, Core Bond, and High Yield strategies have less than a five-year track record and, as always, we remain focused on a minimum of five-year periods to evaluate our results.
The following is a summary of the investment returns for each of our Funds as of December 31, 2017, relative to its respective passive benchmark.

		As of December 31, 2017
	Inception	1 Year	3 Year	5 Year	10 Year	Since Inception
Diamond Hill Small Cap Fund	12/29/2000	10.95%	7.02%	12.48%	8.45%	11.02%
Russell 2000 Index		14.65%	9.96%	14.12%	8.71%	8.47%
Diamond Hill Small-Mid Cap Fund	12/30/2005	8.63%	9.16%	14.61%	10.43%	9.46%
Russell 2500 Index		16.81%	10.07%	14.33%	9.22%	9.10%
Diamond Hill Mid Cap Fund	12/31/2013	10.47%	9.68%	NA	NA	9.24%
Russell Midcap Index		18.52%	9.58%	NA	NA	10.48%
Diamond Hill Large Cap Fund	6/29/2001	20.30%	10.99%	15.64%	8.54%	8.96%
Russell 1000 Index		21.69%	11.23%	15.71%	8.59%	7.22%
Diamond Hill All Cap Select Fund	12/30/2005	20.33%	9.25%	16.00%	8.61%	8.84%
Russell 3000 Index		21.13%	11.12%	15.58%	8.60%	8.88%
Diamond Hill Long-Short Fund	6/30/2000	5.99%	4.93%	8.89%	4.55%	6.93%
60% Russell 1000 Index / 40% ICE BofAML U.S. T-Bill 0-3 Mo Index		12.92%	6.88%	9.39%	5.52%	4.36%
Diamond Hill Research Opportunities Fund	3/31/2009	13.34%	5.77%	10.99%	NA	13.49%
75% Russell 3000 Index / 25% ICE BofAML U.S. T-Bill 0-3 Mo Index		15.74%	8.44%	11.65%	NA	13.05%
Diamond Hill Financial Long-Short Fund	8/1/1997	11.90%	8.41%	13.66%	5.42%	7.79%
80% Russell 3000 Financials Index / 20% ICE BofAML U.S. T-Bill 0-3 Mo Index		15.92%	10.12%	13.51%	4.57%	5.63%
Diamond Hill Short Duration Total Return Fund	7/5/2016	4.33%	NA	NA	NA	3.76%
Bloomberg Barclays U.S. 1-3 Yr. Gov./Credit Index		0.84%	NA	NA	NA	0.26%
Diamond Hill Core Bond Fund	7/5/2016	4.17%	NA	NA	NA	1.29%
Bloomberg Barclays U.S. Aggregate Index		3.54%	NA	NA	NA	0.15%
Diamond Hill Corporate Credit Fund	9/30/2002	7.87%	7.10%	5.78%	7.07%	7.28%
ICE BofAML U.S. Corporate & High Yield Index		6.66%	4.34%	3.94%	6.02%	6.26%
Diamond Hill High Yield Fund	12/4/2014	10.36%	8.25%	NA	NA	8.17%
ICE BofAML U.S. High Yield Index		7.48%	6.39%	NA	NA	6.02%
________________________

-	Fund returns are Class I shares net of fees
-	Index returns do not reflect any fees

Assets Under Management
The following tables show AUM by product and investment objective, as well as net client cash flows, for the past five years ended December 31, 2017:

	Assets Under Management As of December 31,
(in millions)	2017	2016	2015	2014	2013
Proprietary funds	$15,974	$13,618	$11,505	$9,863	$7,600
Sub-advised funds	1,518	1,445	665	665	444
Institutional accounts	4,825	4,318	4,671	5,128	4,142
Total AUM	$22,317	$19,381	$16,841	$15,656	$12,186

	Assets Under Management by Investment Strategy As of December 31,
(in millions)	2017	2016	2015	2014	2013
Small Cap	$1,525	$1,843	$1,703	$1,575	$1,402
Small-Mid Cap	3,528	3,329	2,070	1,279	780
Mid Cap	130	59	18	16	—
Large Cap	10,867	8,497	7,547	7,926	6,254
All Cap Select	450	404	545	432	327
Long-Short	4,980	4,613	4,597	4,179	3,213
Corporate bonds	699	581	361	249	210
Core fixed income	357	237	—	—	—
(Less: Investments in affiliated funds)(a)	(219)	(182)	—	—	—
Total AUM	$22,317	$19,381	$16,841	$15,656	$12,186
(a) Certain Diamond Hill Funds own shares of the Diamond Hill Short Duration Total Return Fund. The Company reduces its total AUM by these investments held in this affiliated fund.

	Change in Assets Under Management For the Year Ended December 31,
(in millions)	2017	2016	2015	2014	2013
AUM at beginning of the year	$19,381	$16,841	$15,656	$12,186	$9,429
Net cash inflows (outflows)
proprietary funds	843	548	1,916	1,618	713
sub-advised funds	(164)	639	(6)	166	(758)
institutional accounts	(254)	(1,023)	(443)	478	(263)
	425	164	1,467	2,262	(308)
Net market appreciation/(depreciation) and income	2,511	2,376	(282)	1,208	3,065
Increase during the year	2,936	2,540	1,185	3,470	2,757
AUM at end of the year	$22,317	$19,381	$16,841	$15,656	$12,186
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
We estimate capacity of $25 - 35 billion for our existing equity strategies ($21.3 billion as of December 31, 2017) and capacity of at least $40 billion for our existing fixed income strategies ($1.0 billion as of December 31, 2017).  Determining our AUM capacity requires evaluating each of our investment strategies and estimating individual strategy capacity, given market capitalization and concentration constraints as well as investment objectives.  Total firm capacity is not simply a sum of the individual strategies and is affected by overlap between strategies.  With the development of new products or strategies, our firm level capacity could increase.
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
AUM by Channel
Below is a summary of our AUM by distribution channel for the five years ended December 31, 2017:

	AUM by Distribution Channel As of December 31,
(in millions)	2017	2016	2015	2014	2013
Proprietary funds:
Registered investment advisers	$4,010	$3,508	$2,723	$2,363	$1,678
Independent broker/dealers	3,581	2,922	2,329	1,862	1,400
Wirehouse broker/dealers	2,660	2,011	1,963	1,760	1,261
Banks	3,456	3,175	2,735	2,176	1,668
Defined contribution	1,840	1,535	1,218	1,232	1,226
Other	427	467	537	470	367
Total proprietary funds	15,974	13,618	11,505	9,863	7,600
Sub-advised funds	1,518	1,445	665	665	444
Institutional accounts:
Institutional consultant	2,357	2,074	2,370	2,681	1,965
Financial intermediary	1,691	1,358	1,474	1,573	1,488
Direct	777	886	827	874	689
Total institutional accounts	4,825	4,318	4,671	5,128	4,142
Total AUM	$22,317	$19,381	$16,841	$15,656	$12,186
Growth Strategy
The Company’s growth strategy will remain focused on achieving excellent investment results in all our strategies and providing the highest level of client service. We will continue to focus on the development of distribution channels to enable us to offer our various investment strategies to a broad array of clients. We seek to continue to grow our AUM through our proprietary funds, institutional accounts, and sub-advised funds. We have a targeted strategic business plan to further penetrate our existing distribution channels. Our business development efforts are focused on expanding the institutional consultant channel and plan sponsor network on the institutional side, as well as our intermediary network on the fund side.
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
Contractual Relationships with the Diamond Hill Funds
The Company is highly dependent on our contractual relationships with the Funds. In the event our advisory or administration agreements with the Funds are terminated, not renewed, or amended to reduce fees, we would be materially and adversely affected. We generated approximately 80%, 74% and 75% of our 2017, 2016 and 2015 revenues, respectively, from our advisory and administrative contracts with the Funds. We consider our relationship with the Funds and their board of trustees to be good, and have no reason to believe that these advisory or administration contracts will not be renewed in the future; however, there is no assurance that the Funds will choose to continue their relationships with the Company. Please see Item 1A for risk factors regarding this relationship.
Employees
As of December 31, 2017, the Company employed 118 full-time equivalent employees. As of December 31, 2016, the number of full-time equivalent employees was 112. We believe that our relationship with our employees is good. Our employee count has grown year-over-year and we expect that general trend to continue.

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
Our future results of operations, financial condition, and liquidity, and the market price of our common shares are subject to various risks, including those mentioned below and those that are discussed from time-to-time in our other periodic filings with the SEC. Investors should carefully consider these risks, along with the other information contained in this report, before making an investment decision regarding our common shares. There may be additional risks of which we are currently unaware, or which we currently consider immaterial. The occurrence of any of these risks could have a material adverse effect on our financial condition, results of operations, and liquidity, and the value of our common shares. Please see “Forward Looking Statements” within Item 1 of Part I of this Form 10-K. We assume no obligation to update any forward looking statements as a result of new information, future events or other factors.
Poor investment results of our products could affect our ability to attract new clients or reduce the amount of assets under management, potentially negatively impacting revenue and net income.
If we fail to deliver acceptable investment results for our clients, both in the short and long term, we will likely experience diminished investor interest and a decreased level of AUM. Adverse opinions of the funds we advise published by third parties, including rating agencies and industry analysts, could also decrease our AUM and our revenues.
Investment funds are assessed and rated by independent third parties, including rating agencies, industry analysts and publications. Investors can be influenced by such ratings. If any of the funds we advise receives an adverse report, it could negatively influence the amount of money invested into the fund and increase withdrawals from the fund reducing our AUM and our revenue.
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
Our ability to deliver strong investment results depends in large part on our ability to identify appropriate investment opportunities in which to invest client assets. If we are unable to identify sufficient investment opportunities for existing and new client assets on a timely basis, our investment results could be adversely affected. The risk that appropriate investment opportunities may be unavailable is influenced by a number of factors, including general market conditions, and is likely to increase if our AUM increases rapidly. In addition, if we determine that sufficient investment opportunities are not available for a portfolio strategy, or we believe that it is necessary in order to continue to produce attractive returns from a portfolio, we will consider closing the portfolio to new investors. As of December 31, 2017, we have closed three investment strategies to new investors. If we misjudge the point at which it would be optimal to close a portfolio, the investment results of the portfolio could be negatively impacted.

Our investment approach may underperform other investment approaches during certain market conditions.
Our investment strategies are best suited for investors with long-term investment horizons.  Our investment strategies may not perform well during certain periods of time, including during periods when the market is more narrowly focused on growth-oriented stocks.
Additionally, since we apply the same intrinsic value investment process across all of our strategies, utilizing the same analyst team, and due to overlap in many of our investment strategies, we could have common positions and industry concentrations across many of our strategies at the same time.  As such, factors leading one of our investment strategies to underperform may lead other strategies to underperform at the same time.
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
The Company is very dependent on our contractual relationships with the Funds. If our advisory or administration agreements with the Funds were terminated, not renewed, or amended to reduce fees, we would be materially and adversely affected. Generally, these agreements are terminable by either party upon 60 days written notice without penalty. The agreements are subject to annual approval by either (i) the board of trustees of the Funds or (ii) a vote of the majority of the outstanding voting securities of each Fund. The agreements automatically terminate in the event of their assignment by either the Company or the Fund. We generated approximately 80%, 74%, and 75% of our 2017, 2016 and 2015 revenues, respectively, from our advisory and administrative contracts with the Funds, including 29%, 17%, and 12% from the advisory contracts with the Diamond Hill Long-Short Fund, Large Cap Fund, and Small-Mid Cap Fund, respectively, during 2017. The loss of the Long-Short Fund,

Large Cap Fund, or Small-Mid Cap Fund contracts would have a material adverse effect on the Company. We consider our relationship with the Funds and their board of trustees to be good, and we have no reason to believe that these advisory or administration contracts will not be renewed in the future; however, there can be no assurance that the Funds will choose to continue their relationships with us.
Our investment income and asset levels may be negatively impacted by fluctuations in our investment portfolio.
We currently have a substantial portion of our assets invested in Company sponsored investments. All of these investments are subject to market risk and our non-operating investment income could be adversely affected by adverse market performance. Fluctuations in investment income are expected to occur in the future.
Changes in tax laws and unanticipated tax obligations could have an adverse impact on our financial condition, results of operations and cash flow.
We are subject to federal, state and local income taxes in the United States. Tax authorities may disagree with certain positions we have taken or implement changes in tax policy, which may result in the assessment of additional taxes. We regularly assess the appropriateness of our tax positions and reporting. We cannot provide assurance, however, that we will accurately predict the outcomes of audits, and the actual outcomes of these audits could be unfavorable.
Unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of our computer systems or otherwise, or other breaches in the security of our systems could severely harm our business.
As part of our business, we collect, process and transmit sensitive and confidential information about our clients and employees, as well as proprietary information about our business. We have policies and procedures pursuant to which we take numerous security measures to prevent cyber-attacks of various kinds as well as fraudulent and inadvertent activity by persons who have been granted access to such confidential information. Nevertheless, our systems, like all technology systems, remain vulnerable to unauthorized access, which can result in theft or corruption of information. In addition, we share information with third parties upon whom we rely for various functions. The systems of such third parties also are vulnerable to cyber threats. Attacks can come from unrelated third parties through the internet, from access to hardware removed from our premises or those of third parties or from employees acting intentionally or inadvertently.
Cyber incidents can involve deliberate attacks designed to corrupt our information systems and make them unusable by us to operate our business; thefts of information used by the perpetrators for gain in numerous ways; or inadvertent releases of information by employees or third parties with whom we do business.
Cyber-attacks that corrupt our information systems and make them unusable by us could impair our ability to advise our clients on investments to be made. Corruption of the systems of our third-party vendors could impact the Company to the same extent as corruption of our own systems. If information about our employees is intentionally stolen or inadvertently made public, that information could be used to commit identity theft, obtain credit in an employee's name or steal from an employee. If information about our business is obtained by unauthorized persons, whether through intentional attacks or inadvertent releases of information, it could be used to harm our competitive position.
Whether information is corrupted, stolen or inadvertently disclosed, and regardless of the nature of the information, whether it be proprietary information or personal information about clients or employees, the results could be multiple and materially harmful to us.

•
Our reputation could be harmed, resulting in the loss of clients, vendors and employees or making payments or concessions to such persons to maintain our relationships with them. The loss of key personnel or contracts with the Funds would be particularly harmful to our business.

•	Our inability to operate our business fully, even if temporarily, and thus fulfill contracts with clients or vendors could result in terminations of contracts and loss of revenue.

•	Harm suffered by clients or vendors whose contracts we have breached, or by clients, vendors or employees whose information is compromised, could result in costly litigation against us.

•	Our need to focus attention on remediation of a cyber problem could take our attention away from the operation of our business, resulting in lost revenue.

•
We could incur costs to repair systems made inoperable by a cyber-attack and to make changes to our systems to reduce future cyber threats. Those changes could include obtaining additional technologies as well as employing additional personnel and training employees.

•	The interruption of our business or theft of proprietary information could harm our ability to compete.
All of the above potential results of a cyber incident could have a material adverse effect on the Company's business, financial condition and results of operations.
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
The following performance graph compares the total shareholder return of an investment in our common shares to that of the Russell Microcap® Index, and to a peer group index of publicly traded asset management firms for the five-year period ended on December 31, 2017. The graph assumes that the value of the investment in our common shares and each index was $100 on December 31, 2012. Total return includes reinvestment of all dividends. The Russell Microcap® Index makes up less than 3% of the U.S. equity market and is a market-value-weighted index of the smallest 1,000 securities in the small-cap Russell 2000® Index plus the next 1,000 smallest securities. Peer Group returns are weighted by the market capitalization of each firm at the beginning of the measurement period. The historical information set forth below is not necessarily indicative of future performance. We do not make or endorse any predictions as to future stock performance.

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	Cumulative 5 Year Total Return
Diamond Hill Investment Group, Inc.	$100	$179	$215	$302	$345	$351	251%
Russell Microcap® Index	$100	$146	$151	$143	$172	$195	95%
Peer Group*	$100	$166	$166	$126	$110	$134	34%

* The Peer Group is based upon all asset managers with market cap of less than $5 billion excluding (i) firms whose primary business is hedge fund or private equity, and (ii) firms with multiple lines of business. The following companies are included in the Peer Group: Alliance Bernstein Holding L.P.; Cohen & Steers, Inc.; Federated Investors, Inc.; GAMCO Investors, Inc.; Hennessy Advisors, Inc.; Legg Mason, Inc.; Manning & Napier, Inc.; Pzena Investment Management, Inc.; Teton Advisors, Inc.; U.S. Global Investors, Inc.; Virtus Investment Partners, Inc.; Waddell & Reed Financial, Inc.; Wisdomtree Investments, Inc.; and Westwood Holdings Group, Inc.

The Company’s common shares trade on the NASDAQ Global Select Market under the symbol DHIL. The following table sets forth the high and low sales prices during each quarter of 2017 and 2016:

	2017			2016
	High Price	Low Price	Dividend Per Share	High Price	Low Price	Dividend Per Share
Quarter ended:
March 31	$210.95	$183.60	$—	$192.91	$154.21	$—
June 30	$207.40	$188.34	$—	$198.11	$167.00	$—
September 30	$214.66	$188.71	$—	$198.40	$179.71	$—
December 31	$217.83	$204.87	$7.00	$212.79	$172.30	$6.00
Due to the relatively low trading volume of our shares, bid/ask spreads can be wide at times and, therefore, quoted prices may not be indicative of the price a shareholder may receive in an actual transaction. During the years ended December 31, 2017 and 2016, approximately 2,697,958 and 2,360,037, respectively, of our common shares were traded. The dividends indicated above were special dividends. We have not paid regular quarterly dividends in the past, and have no present intention of paying regular quarterly dividends in the future. The approximate number of record holders of our common shares at December 31, 2017 was 212, although we believe that the number of beneficial owners of our common shares is substantially greater.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Company did not purchase any of our common shares through the repurchase program during the year ended December 31, 2017. The following table sets forth information regarding our repurchase program of our common shares and shares withheld for tax payments due upon vesting of employee restricted stock units and restricted stock awards which vested during the fourth quarter of fiscal year 2017:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(b)
October 1, 2017 through October 31, 2017	1,729	$212.35	—	318,433
November 1, 2017 through November 30, 2017	—	$—	—	318,433
December 1, 2017 through December 31, 2017	8,777	$206.10	—	318,433
Total	10,506	$207.13	—	318,433

(a)
All of the 10,506 shares of the Company's common shares purchased during the quarter ended December 31, 2017 represented shares withheld for tax payments due upon the vesting of employee restricted stock units and restricted stock awards which vested during the quarter.

(b)
The Company currently has a share repurchase program where the Board of Directors has authorized management to repurchase up to 350,000 of the Company's Common Shares in the open market and in private transactions in accordance with applicable securities laws. Our share repurchase program is not subject to an expiration date.

We sold no equity securities of the Company during 2017 that were not registered under the Securities Act of 1933.

ITEM 6.	Selected Financial Data
The following selected financial data should be read in conjunction with our Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report on Form 10-K.

	For the Years Ended December 31,
(in thousands, except per share data)	2017	2016	2015	2014	2013
Income Statement Data:
Total revenues	$145,202	$136,103	$124,426	$104,559	$81,432
Compensation and related costs	54,856	52,265	47,951	43,892	40,852
Other expenses	23,345	20,769	17,755	13,207	9,898
Total expenses	78,201	73,034	65,706	57,099	50,750
Net operating income	67,001	63,069	58,720	47,460	30,682
Operating profit margin	46%	46%	47%	45%	38%
Net income	51,602	46,594	37,074	31,581	22,155
Net income attributable to common shareholders	49,989	46,052	37,074	31,581	22,155
Per Share Information:
Basic earnings	$14.49	$13.52	$11.31	$9.88	$7.05
Diluted earnings	14.48	13.49	11.03	9.67	6.94
Cash dividend declared	7.00	6.00	5.00	4.00	3.00
Weighted Average Shares Outstanding
Basic	3,449	3,407	3,278	3,196	3,142
Diluted	3,452	3,413	3,360	3,266	3,194
	At December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data (in thousands):
Total assets	$250,388	$199,718	$145,187	$107,709	$75,353
Long-term debt	—	—	—	—	—
Shareholders equity	172,444	139,224	105,314	74,319	44,943
Book value per share	$49.69	$40.81	$30.84	$22.40	$13.80
Assets Under Management (in millions)	$22,317	$19,381	$16,841	$15,656	$12,186
Net Client Inflows (Outflows) (in millions)	425	164	1,467	2,262	(308)

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this section, we discuss and analyze the consolidated results of operations for the past three fiscal years and other factors that may affect future financial performance. This discussion should be read in conjunction with our Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Selected Financial Data contained in this Form 10-K.
Business Environment
U.S. equity markets were strong throughout 2017, with all major indices finishing the year at all-time highs. A major theme in 2017 was the performance of growth over value, a gap which continued to widen as the year went on. Investors placed a premium on growth, which propelled the Russell 1000 Growth Index to a significant outperformance compared to the Russell 1000 Value Index. This environment makes it more challenging for long-term intrinsic value managers like DHCM to outperform our respective benchmarks.
Additionally, the ongoing discussion around active versus passive management continued in 2017. We continue to believe that Diamond Hill strategies will outperform their respective passive benchmarks over a full market cycle, driven by a shared commitment to our intrinsic value-based investment philosophy, long-term perspective, disciplined approach, and alignment with our clients’ interests.

Assessing the impact of macroeconomic factors has been a more important part of estimating the long-term intrinsic value of companies in recent years; however, it is still just one of many factors that we consider. As always, bottom-up analysis is of primary importance in estimating the intrinsic value of an individual company, which includes both valuation and business fundamentals.
Low interest rates, high corporate profit margins, and steady economic growth with low inflation have continued to contribute to historically high stock valuations. Despite high valuations and extremely low volatility, we see no immediate signs of fundamental excess. Corporate tax reform is likely to boost earnings growth in the near term with most U.S. companies benefiting from a reduced tax burden. In addition, repatriation of cash held overseas and a more competitive tax regime may lead to increased levels of investment in the United States.
Given current valuation levels, we expect positive but below-average equity market returns over the next five years. Prospective returns are likely to be tempered by the combination of above-average price/earnings multiples applied to already very strong levels of corporate profit margins.
Spread levels in both the investment grade and high yield credit markets remain compressed as investors continue their search for yield. As such, we believe strong fundamental analysis and a focus on long-term company and collateral performance are the keys to security selection in our fixed income strategies.
We believe we can achieve better-than-market returns over the next five years through active portfolio management, and our primary focus is always on achieving value-added results for our clients. Our intrinsic value investment philosophy is shared by all of our portfolio managers and research analysts, allowing us to apply our investment discipline consistently across all strategies.
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
Key Financial Performance Indicators
There are a variety of key performance indicators the Company monitors in order to evaluate our business results. The following table presents the results of certain key performance indicators over the past three fiscal years:

	For the Years Ended December 31,
	2017	2016	2015
Ending AUM (in millions)	$22,317	$19,381	$16,841
Average AUM (in millions)	20,876	17,780	16,415
Net cash inflows (in millions)	425	164	1,467

Total Revenue (in thousands)	145,202	136,103	124,426
Total Expenses (in thousands)	78,201	73,034	65,706
Average Advisory Fee Rate, excluding variable rate fees(a)	0.64%	0.64%	0.66%
Operating Profit Margin	46%	46%	47%
Operating Profit Margin, as adjusted(b)	48%	48%	47%
(a) Average advisory fee rates, including variable rate fees, were 0.64%, 0.68% and 0.66% for past three fiscal years respectively.
(b) Operating profit margin, as adjusted is a non-GAAP performance measure. See Use of Supplemental Data as Non-GAAP Performance Measure section within this report.
Assets Under Management
Our revenue is derived primarily from investment advisory and administration fees. Investment advisory and administration fees paid to the Company are generally based on the value of the investment portfolios we manage and fluctuate with changes in the total value of the AUM. Substantially all of our AUM (95.4%) is valued based on readily available market quotations. AUM in our fixed income strategies (4.6%) is valued using evaluated prices from independent third-party providers. Fees are recognized in the period that the Company manages these assets.
Our revenues are highly dependent on both the value and composition of AUM. The following is a summary of our AUM by product, investment objective, and a roll-forward of the change in AUM for the years ended December 31, 2017, 2016, and 2015:

	Assets Under Management As of December 31,
(in millions)	2017	2016	2015
Proprietary funds	$15,974	$13,618	$11,505
Sub-advised funds	1,518	1,445	665
Institutional accounts	4,825	4,318	4,671
Total AUM	$22,317	$19,381	$16,841

	Assets Under Management by Investment Strategy As of December 31,
(in millions)	2017	2016	2015
Small Cap	$1,525	$1,843	$1,703
Small-Mid Cap	3,528	3,329	2,070
Mid Cap	130	59	18
Large Cap	10,867	8,497	7,547
All Cap Select	450	404	545
Long-Short	4,980	4,613	4,597
Corporate bonds	699	581	361
Core fixed income	357	237	—
(Less: Investments in affiliated funds) (a)	(219)	(182)	—
Total AUM	$22,317	$19,381	$16,841
(a) Certain Diamond Hill Funds own shares of the Diamond Hill Short Duration Total Return Fund. The Company reduces its total AUM by these investments held in this affiliated fund.

	Change in Assets Under Management For the Year Ended December 31,
(in millions)	2017	2016	2015
AUM at beginning of the year	$19,381	$16,841	$15,656
Net cash inflows (outflows)
proprietary funds	843	548	1,916
sub-advised funds	(164)	639	(6)
institutional accounts	(254)	(1,023)	(443)
	425	164	1,467
Net market appreciation (depreciation) and income	2,511	2,376	(282)
Increase during the year	2,936	2,540	1,185
AUM at end of the year	$22,317	$19,381	$16,841

Consolidated Results of Operations
The following is a discussion of our consolidated results of operations.

(in thousands, except per share amounts and percentages)	2017	2016	% Change	2016	2015	% Change
Total revenue	$145,202	$136,103	7%	$136,103	$124,426	9%
Net operating income	$67,001	$63,069	6%	$63,069	$58,720	7%
Net income attributable to common shareholders	$49,989	$46,052	9%	$46,052	$37,074	24%
Earnings per share attributable to common shareholders (Diluted)	$14.48	$13.49	7%	$13.49	$11.03	22%
Operating profit margin	46%	46%	NM	46%	47%	NM
Operating profit margin, as adjusted(a)	48%	48%	NM	48%	47%	NM
(a) Operating profit margin, as adjusted is a non-GAAP performance measure. See Use of Supplemental Data as Non-GAAP Performance Measure section within this report.
Year Ended December 31, 2017 compared with Year Ended December 31, 2016
The Company generated net income attributable to common shareholders of $50.0 million ($14.48 per diluted share) for the year ended December 31, 2017, compared with net income attributable to common shareholders of $46.1 million ($13.49 per diluted share) for the year ended December 31, 2016. Revenue increased $9.1 million period over period primarily due to a 17% increase in average AUM year over year, partially offset by $6.4 million in performance fees recognized on the early termination of a variable rate fee contract in 2016 compared to $0.2 million in 2017. Operating expenses year-over-year increased $5.2 million, primarily related to increases in compensation and related expenses and general and administrative expenses.
The Company recorded non-operating income of $14.0 million in 2017 due to market appreciation and dividend income from our investment portfolio compared to non-operating income of $10.2 million in 2016 due to $7.5 million in market appreciation and dividend income from our investment portfolio and a $2.7 million gain on the sale of Beacon Hill.
Income tax expense increased $2.7 million from 2016 to 2017 due to the overall increase in income before taxes. The Tax Cuts and Jobs Act was passed on December 22, 2017. Among other federal tax law changes, for taxable years beginning after December 31, 2017, the new law establishes a flat corporate income tax rate of 21% to replace our current rate of 35% and eliminates the corporate alternative minimum tax. In accordance with ASC 740, the Company has recorded tax expense of $3.6 million resulting from the re-measurement of the Company's net deferred tax assets as of December 31, 2017. This additional tax expense in the current year was partially offset by $2.4 million of excess tax benefits on restricted stock units and restricted stock awards and $0.4 million of tax benefits on dividends paid on restricted stock awards. The Company currently expects its full year 2018 effective income tax rate to range between 23 and 25 percent.
Operating profit margin was 46% for both 2017 and 2016. Operating profit margin, as adjusted, was 48% for both 2017 and 2016. See Use of Supplemental Data as Non-GAAP Performance Measure section within this report. We expect that our operating margin will fluctuate, sometimes substantially, from year to year based on various factors including revenues; investment results; employee performance; staffing levels; development of investment strategies, products, or channels; and industry comparisons.

Year Ended December 31, 2016 compared with Year Ended December 31, 2015
The Company generated net income attributable to common shareholders of $46.1 million ($13.49 per diluted share) for the year ended December 31, 2016, compared with net income attributable to common shareholders of $37.1 million ($11.03 per diluted share) for the year ended December 31, 2015. Revenue increased $11.7 million period over period primarily due to an 8% increase in average AUM year over year, as well as $6.4 million in variable rate fees earned upon the termination of a variable fee agreement in 2016 versus no variable rate fees realized in 2015. The revenue increase was partially offset by an increase in operating expenses of $7.3 million, primarily related to increases in compensation and related expenses, general and administrative expenses, and mutual fund administration expenses. The Company had $7.5 million in investment income due to market appreciation in 2016 compared to investment losses of $0.7 million in 2015. In addition, the Company recognized a $2.7 million gain on the sale of Beacon Hill during 2016. Income tax expense increased $5.8 million from 2015 to 2016 due to the overall increase in income before taxes.
Operating profit margin decreased to 46% for 2016 from 47% for 2015. Operating profit margin, as adjusted, increased to 48% for 2016 from 47% for 2015. See Use of Supplemental Data as Non-GAAP Performance Measure section within this report. We expect that our operating margin will fluctuate, sometimes substantially, from year to year based on various factors, including revenues; investment results; employee performance; staffing levels; development of investment strategies, products, or channels; and industry comparisons.
Revenue

(in thousands)	2017	2016	% Change	2016	2015	% Change
Investment advisory	$132,689	$121,645	9%	$121,645	$107,916	13%
Mutual fund administration, net	12,513	14,458	(13)%	14,458	16,510	(12)%
Total	145,202	136,103	7%	136,103	124,426	9%
Revenue for the Year Ended December 31, 2017 compared with Year Ended December 31, 2016
As a percent of total annual revenues for 2017 and 2016, investment advisory fees accounted for 91% and 89%, respectively, and mutual fund administration fees made up the remaining 9% and 11%, respectively.
Investment Advisory Fees. Investment advisory fees increased by $11.0 million, or 9%, from the year ended December 31, 2016 to the year ended December 31, 2017. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates, which vary by investment product. The increase in investment advisory fees was driven by an increase of 17% in average AUM year-over-year, partially offset by $6.4 million in performance fees recognized on the early termination of a variable rate fee contracts in 2016 compared to $0.2 million in 2017. The average advisory fee rate excluding variable rate fees in both 2017 and 2016 was 0.64%.
Mutual Fund Administration Fees. Mutual fund administration fees decreased $1.9 million, or 13%, from the year ended December 31, 2016 to the year ended December 31, 2017. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of average Funds' AUM. Mutual fund administration fees for the year ended December 31, 2016 included Beacon Hill administration fees of $2.5 million, which were absent in 2017. Absent Beacon Hill revenue, mutual fund administration fees related to the Funds increased $0.6 million period over period. This increase is primarily driven by a 20% increase in average Funds' AUM from the year ended December 31, 2016 to the year ended December 31, 2017, partially offset by a decrease of two basis points in the net administration fee rate from 0.10% for the year ended December 31, 2016 to 0.08% for the year ended December 31, 2017. Effective June 1, 2017, the Company reduced the administration fee rate charged on all Fund assets by one basis point. The decrease in the net administration fee rate was due to the following fee reductions that occurred during the periods indicated:

	Class A & C	Class I	Class Y
1/1/2016 - 7/31/2016	0.24%	0.20%	0.10%
8/1/2016 - 12/31/2016	0.24%	0.19%	0.09%
1/1/2017 - 5/31/2017	0.24%	0.19%	0.09%
6/1/2017 - 12/31/2017	0.23%	0.18%	0.08%

Effective February 28, 2018, the Company will reduce the administration fee rate across all share classes of the Funds. The following table summarizes the scheduled changes:

	Fee Rate	AUM as of December 31, 2017 (in millions)
Class A and C	0.21%	$2,797
Class I	0.17%	10,443
Class Y	0.05%	2,825
Revenue for the Year Ended December 31, 2016 compared with Year Ended December 31, 2015
As a percent of total annual revenues for 2016 and 2015, investment advisory fees accounted for 89% and 87%, respectively, and mutual fund administration fees made up the remaining 11% and 13%, respectively.
Investment Advisory Fees. Investment advisory fees increased by $13.7 million, or 13%, from the year ended December 31, 2015 to the year ended December 31, 2016. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates that vary by investment product. The increase in investment advisory fees was driven by an increase of 8% in average AUM year over year and an increase of two basis points in the average advisory fee rate. The average advisory fee rate in 2016 and 2015 was 0.68% and 0.66%, respectively. The average advisory fee rate for 2016 included variable rate fees of $6.4 million earned upon the termination of a variable fee agreement during the fourth quarter. No variable rate fees were realized in 2015. The average advisory fee rate excluding variable rate fees in 2016 and 2015 was 0.64% and 0.66%, respectively. This decrease of two basis points in the advisory fee rate excluding variable rate fees from 2015 to 2016 was primarily due to a 0.05% reduction in the Large Cap Fund advisory fee effective January 1, 2016 and the closing of certain strategies with higher average fees to new investors. Effective April 30, 2016, the Diamond Hill Small-Mid Cap strategy was closed to new investors.
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
In addition, while the net mutual fund administration fee rate decreased two basis points from 0.12% for the year ended 2015 to 0.10% for the year ended 2016, the impact of this fee rate decrease was offset by a 15% increase in average Funds' AUM from $10.7 billion for the year ended 2015 to $12.3 billion for the year ended 2016. The decrease in the net administration fee rate was due to fee reductions that occurred during the period.

Expenses

(in thousands)	2017	2016	% Change	2016	2015	% Change
Compensation and related costs	$54,856	$52,265	5%	$52,265	$47,951	9%
General and administrative	14,037	12,622	11%	12,622	10,246	23%
Sales and marketing	4,994	4,263	17%	4,263	4,179	2%
Mutual fund administration	4,313	3,884	11%	3,884	3,330	17%
Total	78,200	73,034	7%	73,034	65,706	11%

Expenses for the Year Ended December 31, 2017 compared with Year Ended December 31, 2016
Compensation and Related Costs. Employee compensation and benefits increased by $2.6 million, or 5%, from the year ended December 31, 2016 to the year ended December 31, 2017, due to an increase of $2.8 million in incentive compensation during fiscal year 2017, an increase of $0.5 million in deferred compensation expense and an increase of $0.3 million in restricted stock expense. These increases were offset by a decrease of $1.0 million in salaries and related benefits due to the sale of Beacon Hill in 2016. Incentive compensation expense can fluctuate significantly period over period as we evaluate incentive compensation by reviewing investment performance, individual performance, Company performance and other factors.
General and Administrative. General and administrative expenses increased by $1.4 million, or 11%, from the year ended December 31, 2016 to the year ended December 31, 2017. This increase is primarily due to an increase in IT consulting expense of $0.7 million, primarily to enhance our enterprise data management and customer relationship management software, an increase in investment research expenses of $0.5 million, and an increase in depreciation expense of $0.2 million.
Sales and Marketing. Sales and marketing expenses increased by $0.7 million, or 17%, from the year ended December 31, 2016 to the year ended December 31, 2017. This increase was primarily due to additional payments made to third party intermediaries related to the sale of our proprietary funds. For the years ended December 31, 2017 and 2016, approximately 65% and 63% of sales and marketing expense is related to revenue sharing payments made to third party intermediaries.
Mutual Fund Administration. Mutual fund administration expenses increased by $0.4 million, or 11%, from the year ended December 31, 2016 to the year ended December 31, 2017. Mutual fund administration expenses consist of both variable and fixed expenses. The variable expenses are based on Fund AUM and the number of shareholder accounts. The increase was primarily due to the 20% increase in average Funds' AUM from the year ended 2016 to the year ended 2017.
Expenses for the Year Ended December 31, 2016 compared with Year Ended December 31, 2015
Compensation and Related Costs. Employee compensation and benefits increased by $4.3 million, or 9%, from the year ended December 31, 2015 to the year ended December 31, 2016, due to an increase of $1.7 million in salaries and related benefits due to an increase in staffing and merit increases and an increase of $0.5 million in incentive compensation during fiscal year 2016. Incentive compensation expense can fluctuate significantly period over period as we evaluate incentive compensation by reviewing investment performance, individual performance, Company performance and other factors. In addition, the Company recognized unrealized gains on deferred compensation investments, which increased deferred compensation expense by $1.8 million in 2016 compared to unrealized losses on deferred compensation investments, which decreased deferred compensation expense by $0.2 million in 2015.
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

Liquidity and Capital Resources
Sources of Liquidity
Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, investments and accounts receivable. The Company's main source of liquidity is cash flows from operating activities, which are generated from investment advisory and fund administration fees. Our investment portfolio is invested in readily marketable securities, which provide for cash liquidity, if needed. Inflation is expected to have no material impact on our financial position. Cash and cash equivalents, accounts receivable, and investments represented approximately 94% and 92% of total assets as of December 31, 2017 and 2016 respectively. We believe these sources of liquidity, as well as our continuing cash flows from operating activities, will be sufficient to meet our current and future operating needs for at least the next 12 months.

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
While 2017 was the tenth consecutive year that the Company has paid a special dividend, there can be no assurance that we will pay a dividend in the future. We have paid out special dividends totaling $71.00 per share from 2008 through 2017. These special dividends reduced shareholders’ equity by $211.9 million over the past ten years. The 2017, 2016, and 2015 special dividends reduced shareholders' equity by $24.3 million, $20.5 million, and $17.0 million, respectively.
Working Capital
As of December 31, 2017, the Company had working capital of approximately $162.5 million, compared to $126.0 million at December 31, 2016. Working capital includes cash, securities owned by common shareholders, prepaid expenses and current receivables, net of liabilities. On October 26, 2017, our Board of Directors declared a $7.00 per share dividend payable on December 11, 2017 to shareholders of record on December 1, 2017. The payment of the special cash dividend reduced our working capital balance by approximately $24.3 million. The Company has no debt, and we believe our available working capital is sufficient to cover current expenses and presently anticipated capital expenditures.
Below is a summary of securities owned by the Company as of December 31, 2017 and 2016.

	As of December 31,
	2017	2016
Corporate Investments:
Diamond Hill Core Bond Fund	$30,529,852	$29,293,308
Diamond Hill Mid Cap Fund	19,270,451	17,754,640
Diamond Hill Research Opportunities Fund	15,409,571	10,921,540
Diamond Hill High Yield Fund	14,200,885	6,210,304
Diamond Hill Valuation-Weighted 500 ETF	12,096,719	13,329,549
Diamond Hill Global Fund, L.P.	2,055,196	1,570,965
Diamond Hill International Equity Fund, L.P.	1,173,870	—
Diamond Hill Short Duration Total Return Fund	—	20,245
Total Corporate Investments	94,736,544	79,100,551
Deferred Compensation Plan Investments in the Funds	20,480,790	14,182,470
Total investments held by DHCM	115,217,334	93,283,021
Redeemable noncontrolling interest in Consolidated Funds	23,258,688	14,732,614
Total Investment Portfolio	$138,476,022	$108,015,635
Cash Flow Analysis
Cash Flows from Operating Activities
The Company’s cash flows from operating activities are calculated by adjusting net income to reflect other significant operating sources and uses of cash, certain significant non-cash items such as share-based compensation, and timing differences in the cash settlement of operating assets and liabilities.

For the year ended December 31, 2017, net cash provided by operating activities totaled $60.9 million. The changes in net cash provided by operating activities were primarily driven by net income of $51.6 million, the add back of share-based compensation of $8.6 million and depreciation of $0.9 million, and the effect of non-cash items and timing differences in the cash settlement of assets and liabilities of $5.4 million. These cash inflows were partially offset by the net change in trading securities held in our Consolidated Funds underlying investment portfolios of $5.5 million. Absent the operating cash flows of the Consolidated Funds, cash flow from operations would have been approximately $64.3 million (see "Supplemental Consolidated Cash Flow Statement" below). We expect that cash flows provided by operating activities will continue to serve as our primary source of working capital in the near future.

For the year ended December 31, 2016, net cash provided by operating activities totaled $20.1 million. The changes in net cash provided by operating activities were primarily driven by net income of $46.6 million and the add back of share-based compensation of $8.2 million and depreciation of $0.7 million and the effect of noncash items and timing differences in the cash settlement of assets and liabilities of $6.2 million. These cash inflows were significantly offset by the net change in trading securities held in our Consolidated Funds underlying investment portfolios of $41.7 million. Absent the operating cash flows of the Consolidated Funds, cash flow from operations would have been approximately $60.7 million.
For the year ended December 31, 2015, net cash provided by operating activities totaled $52.0 million. The changes in net cash provided by operating activities were primarily driven by net income of $37.1 million, the add back of share-based compensation of $8.6 million and depreciation of $0.6 million, and the effect of noncash items and timing differences in the cash settlement of assets and liabilities of $5.8 million.

Cash Flows from Investing Activities
The Company’s cash flows from investing activities consist primarily of purchases and redemptions in our investment portfolio, capital expenditures and proceeds from the sale of Beacon Hill.
Cash flows used in investing activities totaled $18.6 million for the year ended December 31, 2017. The Company purchased corporate investments of $21.0 million, inclusive of $3.9 million of corporate investments into our deferred compensation plans, and made $1.1 million of property and equipment purchases during the period. These cash outflows were partially offset by redemptions of corporate investments of $2.6 million and $1.0 million of proceeds from the scheduled collection of the promissory note received from the sale of Beacon Hill.
Cash flows used in investing activities totaled $5.7 million for the year ended December 31, 2016. The Company purchased corporate investments of $26.0 million, inclusive of $4.4 million of corporate investments into our deferred compensation plans. This cash outflow was partially offset by redemptions of corporate investments of $19.5 million and net proceeds received of $1.2 million from the sale of Beacon Hill. The Company also purchased $0.5 million of property and equipment.
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
Cash Flows from Financing Activities
The Company’s cash flows from financing activities consist primarily of the payment of special dividends, shares withheld related to employee tax withholding and distributions to or contributions from redeemable noncontrolling interest holders.
For the year ended December 31, 2017, net cash used by financing activities totaled $23.0 million, consisting of the payment of special dividends of $24.3 million and the value of shares withheld related to employee tax withholding of $5.0 million, partially offset by net subscriptions received from redeemable noncontrolling interest holders of $6.3 million.

For the year ended December 31, 2016, net cash used by financing activities totaled $14.6 million, consisting of the payment of special dividends of $20.5 million and the value of shares withheld related to employee tax withholding of $10.0 million, partially offset by net subscriptions received from redeemable noncontrolling interest holders of $9.6 million, excess income tax benefit from share-based compensation of $4.9 million, and income tax benefit from dividends paid on restricted stock of$1.4 million.
For the year ended December 31, 2015, net cash used by financing activities totaled $18.5 million, consisting of the payment of special dividends of $17.0 million and the value of shares withheld related to employee tax withholding of $4.3 million, partially offset by excess income tax benefit from share-based compensation of $2.5 million and the income tax benefit from dividends paid on restricted stock of $0.4 million.

Supplemental Consolidated Cash Flow Statement
On January 1, 2016, the Company implemented the new consolidation accounting guidance that resulted in the consolidation of the Company's exchange traded fund ("ETF") and the Diamond Hill Core Bond Fund, one of our individual mutual funds (collectively the "Consolidated Funds") in which we have controlling interests. Our consolidated balance sheet now reflects the investments and other assets and liabilities of the Consolidated Funds, as well as redeemable noncontrolling interests for the portion of the Consolidated Funds that are held by third party investors. Although we can redeem our net interest in the Consolidated Funds at any time, we cannot directly access or sell the assets held by the Consolidated Funds to obtain cash for general operations. Additionally, the assets of the Consolidated Funds are not available to general creditors.
The following table summarizes the condensed cash flows for the year ended December 31, 2017, that are attributable to Diamond Hill Investment Group, Inc. and to the Consolidated Funds, and the related eliminations required in preparing the consolidated statements.

	Year Ended December 31, 2017
	Cash flow attributable to Diamond Hill Investment Group, Inc.	Cash flow attributable to Consolidated Funds	Eliminations	As reported on the Consolidated Statement of Cash Flows
Cash flows from Operating Activities:
Net Income	$49,988,957	$5,665,511	$(4,052,799)	$51,601,669
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	888,197	—	—	888,197
Share-based compensation	8,582,069	—	—	8,582,069
Net (gains)/losses on investments	(8,118,039)	(5,665,511)	4,052,799	(9,730,751)
Net change in trading securities held by Consolidated Funds	—	(5,511,669)	—	(5,511,669)
Other changes in assets and liabilities	12,912,965	2,177,279	—	15,090,244
Net cash provided by (used in) operating activities	64,254,149	(3,334,390)	—	60,919,759
Net cash used in investing activities	(15,485,455)	—	(3,068,364)	(18,553,819)
Net cash provided by (used in) financing activities	(29,243,784)	3,221,712	3,068,364	(22,953,708)
Net change during the period	19,524,910	(112,678)	—	19,412,232
Cash and cash equivalents at beginning of year	57,077,198	112,678	—	57,189,876
Cash and cash equivalents at end of year	$76,602,108	$—	$—	$76,602,108

Selected Quarterly Information
Our unaudited quarterly results of operations for the years ended December 31, 2017 and 2016 are summarized below:

	At or For the Quarter Ended
	2017				2016
(in thousands, except per share data)	12/31	09/30	06/30	03/31	12/31	09/30	06/30	03/31
Assets under management (in millions)	$22,317	$21,455	$20,924	$20,333	$19,381	$18,068	$17,584	$17,391
Total revenue(a)	37,753	36,772	35,543	35,134	40,039	32,937	32,669	30,458
Total operating expenses	19,443	19,884	19,576	19,298	20,512	17,799	17,970	16,753
Operating income	18,310	16,888	15,967	15,836	19,527	15,138	14,699	13,705
Investment income, net	4,439	2,768	3,025	3,786	2,522	3,555	693	747
Gain on sale of subsidiary	—	—	—	—	—	2,676	—	—
Income before taxes	$22,749	$19,656	$18,992	$19,622	$22,049	$21,369	$15,392	$14,452
Income tax expense(b)	$(10,398)	$(6,498)	$(6,025)	$(6,496)	$(8,171)	$(7,700)	$(5,625)	$(5,172)
Net income	$12,351	$13,158	$12,967	$13,126	$13,878	$13,669	$9,767	$9,280
Net income attributable to common shareholders	$11,895	$12,699	$12,638	$12,757	$13,645	$13,427	$9,715	$9,265
Diluted EPS	$3.43	$3.67	$3.66	$3.71	$3.99	$3.93	$2.84	$2.73
Diluted weighted shares outstanding	3,471	3,461	3,449	3,435	3,422	3,420	3,415	3,393
(a) Total revenue in the fourth quarter of 2016 includes variable rate fees of $6.4 million earned upon the termination of a variable rate fee agreement.
(b) The Company’s fourth quarter income tax provision was $10.4 million (45.7% Effective Tax Rate) and reflected the impact of the Tax Act, including additional tax expense of $3.6 million resulting from the re-measurement of the Company's estimated net deferred tax asset as of December 31, 2017.
Contractual Obligations
The following table presents a summary of the Company’s future obligations under the terms of operating leases and lease commitments, other contractual purchase obligations, and deferred compensation obligations at December 31, 2017. Other purchase obligations include contractual amounts that will be due for the purchase of services to be used in our operations, such as mutual fund sub-administration and investment related research software. These obligations may be cancelable at earlier times than those indicated and, under certain conditions, may involve termination fees. Because these obligations are primarily of a normal recurring nature, we expect to fund them from future cash flows from operations. The deferred compensation obligations includes compensation that will be paid out in future years and which will be funded by the related deferred compensation investments currently held on our consolidated balance sheets (see Note 6). The information presented does not include operating expenses or capital expenditures that will be committed in the normal course of operations in 2018 and future years:

		Payments Due by Period
(in thousands)	Total	2018	2019	2020	2021	2022	Thereafter
Operating lease obligations	$4,146	$586	$596	$624	$624	$624	$1,092
Purchase obligations	4,824	3,265	1,279	273	5	2	—
Deferred compensation obligations	20,480	—	1,793	3,171	2,215	2,701	10,600
Total	$29,450	$3,851	$3,668	$4,068	$2,844	$3,327	$11,692

Use of Supplemental Data as Non-GAAP Performance Measures
As supplemental information, we are providing performance measures that are based on methodologies other than U.S. generally accepted accounting principles (“non-GAAP”). We believe the non-GAAP measures below are useful measures of our core business activities, are important metrics in estimating the value of an asset management business and may enable more appropriate comparison to our peers. These non-GAAP measures should not be a substitute for financial measures calculated in accordance with U.S. generally accepted accounting principles (“GAAP”) and may be calculated differently by other companies. The following schedule reconciles GAAP measures to non-GAAP measures for the years ended December 31, 2017, 2016, and 2015, respectively.

	Year Ended December 31,
(in thousands, except percentages and per share data)	2017	2016	2015
Total revenue	$145,202	$136,103	$124,426

Net operating income, GAAP basis	$67,001	$63,069	$58,720
Non-GAAP adjustments:
Gains (losses) on deferred compensation plan investments, net(1)	2,382	1,837	(234)
Net operating income, as adjusted, non-GAAP basis(2)	69,383	64,906	58,486
Non-GAAP Adjustment:
Tax provision on net operating income, as adjusted, non-GAAP basis(3)	(25,192)	(23,626)	(21,090)
Net operating income, as adjusted, after tax, non-GAAP basis(4)	$44,191	$41,280	$37,396

Net operating income, as adjusted after tax per diluted share, non-GAAP basis(5)	$12.80	$12.09	$11.13
Diluted weighted average shares outstanding, GAAP basis	3,452	3,413	3,360

Operating profit margin, GAAP basis	46%	46%	47%
Operating profit margin, as adjusted, non-GAAP basis(6)	48%	48%	47%
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

Critical Accounting Policies and Estimates
Consolidation. We consolidate all subsidiaries and certain investments in which we have a controlling interest. We are generally deemed to have a controlling interest when we own the majority of the voting interest of an entity or are deemed to be the primary beneficiary of a variable interest entity ("VIE"). VIEs are entities that lack sufficient equity to finance its activities or the equity holders do not have defined power to direct the activities of the entity normally associated with an equity investment. Our analysis to determine whether an entity is a VIE or a voting rights entity ("VRE") involves judgment and considers several factors, including an entity's legal organization, equity structure, the rights of the investment holders, our ownership interest in the entity, and our contractual involvement with the entity. We continually review and reconsider our VIE or VRE conclusions upon the occurrence of certain events, such as changes to our ownership interest, or amendments to contract documents. Our VIEs are primarily sponsored investment entities and our variable interest consists of our equity ownership in these entities. The Company concluded we are not the primary beneficiary of any of these VIEs as of December 31, 2017 as we lack the power to control these entities.
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
The table below summarizes our market risks as of December 31, 2017, and shows the effects of a hypothetical 10% increase and decrease in investments.

	Fair Value as of December 31, 2017	Fair Value Assuming a Hypothetical 10% Increase	Fair Value Assuming a Hypothetical 10% Decrease
Equity investments	$73,704,312	$81,074,743	$66,333,881
Fixed Income investments	64,771,710	71,248,881	58,294,539
Total	$138,476,022	$152,323,624	$124,628,420

ITEM 8.	Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Diamond Hill Investment Group, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Diamond Hill Investment Group, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, shareholders’ equity and redeemable noncontrolling interest, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Changes in Accounting Principles
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for investments in investment funds in 2016 due to the adoption of ASU 2015-02 - Consolidation (Topic 810): Amendments to the Consolidation Analysis. As discussed in Note 8 to the consolidated financial statements, the Company changed its method of accounting for excess tax benefits or deficiencies from the vesting of stock awards in 2017 due to the adoption of ASU 2016-09 - Improvements to Employee Share-Based Payment Accounting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
We have served as the Company's auditor since 2012.

Columbus, Ohio
February 22, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Diamond Hill Investment Group, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Diamond Hill Investment Group, Inc.’s and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated February 22, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A of the Company’s December 31, 2017 annual report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP
Columbus, Ohio
February 22, 2018

Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$76,602,108	$57,189,876
Investment portfolio	138,476,022	108,015,635
Accounts receivable	19,220,279	18,605,209
Prepaid expenses	2,073,343	2,032,726
Income taxes receivable	4,114,962	1,111,890
Property and equipment, net of depreciation	4,057,901	4,025,758
Deferred taxes	5,843,704	8,736,767
Total assets	$250,388,319	$199,717,861
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$11,890,403	$9,787,048
Accrued incentive compensation	25,496,500	22,683,500
Deferred compensation	20,480,790	14,182,470
Total liabilities	57,867,693	46,653,018
Redeemable noncontrolling interest	20,076,806	13,840,688
Permanent Shareholders’ Equity
Common stock, no par value 7,000,000 shares authorized; 3,470,428 issued and outstanding at December 31, 2017 (inclusive of 191,900 unvested shares); 3,411,556 issued and outstanding at December 31, 2016 (inclusive of 201,800 unvested shares)	118,209,111	109,293,803
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred equity compensation	(19,134,963)	(17,728,106)
Retained Earnings	73,369,672	47,658,458
Total permanent shareholders’ equity	172,443,820	139,224,155
Total liabilities and shareholders’ equity	$250,388,319	$199,717,861

Book value per share	$49.69	$40.81
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income

	Year Ended December 31,
	2017	2016	2015
REVENUES:
Investment advisory	$132,688,462	$121,645,149	$107,915,557
Mutual fund administration, net	12,513,267	14,457,926	16,510,429
Total revenue	145,201,729	136,103,075	124,425,986
OPERATING EXPENSES:
Compensation and related costs	54,855,972	52,264,843	47,951,039
General and administrative	14,036,681	12,621,831	10,245,866
Sales and marketing	4,994,525	4,263,143	4,179,064
Mutual fund administration	4,313,185	3,884,655	3,330,265
Total operating expenses	78,200,363	73,034,472	65,706,234
NET OPERATING INCOME	67,001,366	63,068,603	58,719,752
Investment income (loss), net	14,017,593	7,517,398	(736,590)
Gain on sale of subsidiary	—	2,675,766	—
INCOME BEFORE TAXES	81,018,959	73,261,767	57,983,162
Income tax expense	(29,417,290)	(26,667,635)	(20,908,665)
NET INCOME	51,601,669	46,594,132	37,074,497
Less: Net income attributable to redeemable noncontrolling interest	(1,612,712)	(542,209)	—
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$49,988,957	$46,051,923	$37,074,497
Earnings per share attributable to common shareholders
Basic	$14.49	$13.52	$11.31
Diluted	$14.48	$13.49	$11.03
Weighted average shares outstanding
Basic	3,448,824	3,407,408	3,277,920
Diluted	3,451,838	3,413,391	3,359,786
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest

	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at January 1, 2015	3,317,728	$84,855,693	$(12,566,133)	$2,029,664	$74,319,224	$—
Issuance of restricted stock grants	92,050	13,907,286	(13,907,286)	—	—	—
Amortization of restricted stock grants	—	—	6,906,300	—	6,906,300	—
Issuance of stock grants	27,192	3,826,458	—	—	3,826,458	—
Issuance of common stock related to 401k plan match	9,336	1,645,434	—	—	1,645,434	—
Tax benefit from dividend payments related to restricted stock grants	—	376,394	—	—	376,394	—
Net excess tax benefit from vested restricted stock grants	—	2,521,273	—	—	2,521,273	—
Shares withheld related to employee tax withholding	(28,468)	(4,323,676)	—	—	(4,323,676)	—
Forfeiture of restricted stock grants	(3,500)	(272,335)	272,335	—	—	—
Cash dividend paid of $5.00 per share	—	—	—	(17,031,890)	(17,031,890)	—
Net income	—	—	—	37,074,497	37,074,497	—
Balance at December 31, 2015	3,414,338	$102,536,527	$(19,294,784)	$22,072,271	$105,314,014	$—
Cumulative-effect adjustment from the adoption of ASU 2015-02 (Note 2)	—	—	—	—	—	4,031,756
Issuance of restricted stock grants	35,900	7,504,564	(7,504,564)	—	—	—
Amortization of restricted stock grants	—	—	6,466,797	—	6,466,797	—
Issuance of stock grants	21,940	3,879,431	—	—	3,879,431	—
Issuance of common stock related to 401k plan match	9,466	1,738,287	—	—	1,738,287	—
Tax benefit from dividend payments related to restricted stock grants	—	1,372,996	—	—	1,372,996	—
Net excess tax benefit from vested restricted stock grants	—	4,895,907	—	—	4,895,907	—
Shares withheld related to employee tax withholding	(53,018)	(10,029,464)	—	—	(10,029,464)	—
Forfeiture of restricted stock grants	(17,070)	(2,604,445)	2,604,445	—	—	—
Cash dividend paid of $6.00 per share	—	—	—	(20,465,736)	(20,465,736)	—
Net income	—	—	—	46,051,923	46,051,923	542,209
Net subscriptions of consolidated funds	—	—	—	—	—	9,266,723
Balance at December 31, 2016	3,411,556	$109,293,803	$(17,728,106)	$47,658,458	$139,224,155	$13,840,688
Issuance of restricted stock grants	57,350	8,454,411	(8,454,411)	—	—	—
Amortization of restricted stock grants	—	—	6,871,284	—	6,871,284	—
Issuance of stock grants	19,219	3,892,424	—	—	3,892,424	—
Issuance of common stock related to 401k plan match	8,478	1,710,785	—	—	1,710,785	—
Shares withheld related to employee tax withholding	(24,425)	(4,966,042)	—	—	(4,966,042)	—
Forfeiture of restricted stock grants	(1,750)	(176,270)	176,270	—	—	—
Cash dividend paid of $7.00 per share	—	—	—	(24,277,743)	(24,277,743)	—
Net income	—	—	—	49,988,957	49,988,957	1,612,712
Net subscriptions of consolidated funds	—	—	—	—	—	4,623,406
Balance at December 31, 2017	3,470,428	$118,209,111	$(19,134,963)	$73,369,672	$172,443,820	$20,076,806
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$51,601,669	$46,594,132	$37,074,497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	888,197	712,112	625,788
Share-based compensation	8,582,069	8,205,084	8,551,734
Decrease (increase) in accounts receivable	(1,615,070)	486,491	(2,065,156)
Change in current income taxes	(3,003,072)	6,559,150	316,910
Change in deferred income taxes	2,893,063	469,312	(3,547,087)
Gain on sale of subsidiary	—	(2,675,766)	—
Net (gains)/losses on investments	(9,730,751)	(5,471,469)	1,860,360
Net change in trading securities held by Consolidated Funds	(5,511,669)	(41,674,992)	—
Increase in accrued incentive compensation	6,705,424	4,578,431	5,829,708
Increase in deferred compensation	6,298,320	3,945,727	4,557,979
Excess income tax benefit from share-based compensation	—	(4,895,907)	(2,521,273)
Income tax benefit from dividends paid on restricted stock	—	(1,372,996)	(376,394)
Other changes in assets and liabilities	3,811,579	4,612,437	1,724,253
Net cash provided by operating activities	60,919,759	20,071,746	52,031,319
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,106,520)	(484,509)	(1,550,857)
Purchase of Company sponsored investments	(21,044,429)	(25,953,000)	(22,095,491)
Proceeds from sale of Company sponsored investments	2,597,130	19,543,607	11,770,565
Proceeds from sale of subsidiary, net of cash disposed	1,000,000	1,163,769	—
Net cash used in investing activities	(18,553,819)	(5,730,133)	(11,875,783)
CASH FLOWS FROM FINANCING ACTIVITIES:
Value of shares withheld related to employee tax withholding	(4,966,042)	(10,029,464)	(4,323,676)
Excess income tax benefit from share-based compensation	—	4,895,907	2,521,273
Income tax benefit from dividends paid on restricted stock	—	1,372,996	376,394
Payment of dividends	(24,277,743)	(20,465,736)	(17,031,890)
Net subscriptions received from redeemable noncontrolling interest holders	6,290,077	9,599,783	—
Net cash used in financing activities	(22,953,708)	(14,626,514)	(18,457,899)
CASH AND CASH EQUIVALENTS
Net change during the year	19,412,232	(284,901)	21,697,637
At beginning of year	57,189,876	57,474,777	35,777,140
At end of year	$76,602,108	$57,189,876	$57,474,777
Supplemental cash flow information:
Income taxes paid	$29,527,299	$19,639,173	$24,138,841
Supplemental disclosure of non-cash transactions:
Charitable donation of corporate investments and property and equipment	1,748,841	1,729,735	1,401,202
Common stock issued as incentive compensation	3,892,424	3,879,431	3,826,458
Cumulative-effect adjustment from the adoption of ASU 2015-02 (Note 2)	—	4,031,756	—
Net redemptions of ETF Shares for marketable securities	(1,555,305)	(244,200)	—
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
These Consolidated Financial Statements reflect, in the opinion of the Company, all material adjustments (which include only normal recurring adjustments) necessary to fairly present the Company’s financial position as of December 31, 2017 and 2016, and results of operations for the years ended December 31, 2017, 2016 and 2015. The preparation of the Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expense during the reporting period. Estimates have been prepared on the basis of the most current and best available information, but actual results could differ materially from those estimates.
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
The Company holds certain investments in the Funds and the ETF for general corporate investment purposes, to provide seed capital for newly formed strategies or to add capital to existing strategies. The Funds are organized in a series fund structure in which there are multiple mutual funds within one Trust. The Trust is an open-end investment company registered under the Investment Company Act of 1940, as amended (the "1940 Act"). The ETF is an individual series of ETF Series Solutions which is also an open-end investment company registered under the 1940 Act. Each of the individual mutual funds and the ETF represent a separate share class of a legal entity organized under the Trust. As of January 1, 2016, the Company adopted ASU 2015-02 - Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02") and we have performed our analysis at the individual mutual fund and ETF level and have concluded the mutual funds and ETF are VREs. The Company has concluded that the mutual funds and the ETF are VREs because the structure of the investment product is such that the shareholders are deemed to have the power through voting rights to direct the activities that most significantly impact the entity's economic performance. To the extent material, these investment products are consolidated if Company ownership, directly or indirectly, represents a majority interest (greater than 50%). The Company records redeemable noncontrolling interests in consolidated investments for which the Company's ownership is less than 100%. The Company has consolidated the ETF and the Diamond Hill Core Bond Fund, one of our individual mutual funds (collectively the "Consolidated Funds") as our ownership was greater than 50% in each as of December 31, 2017 and 2016.

We adopted ASU 2015-02 utilizing the modified retrospective transition method and have recorded a cumulative-effect adjustment to equity of $4.0 million as of January 1, 2016. Prior to the adoption of ASU 2015-02, we performed our analysis at the Trust level and concluded we did not need to consolidate the Funds or the ETF as we owned less than 1% of the voting interest in the respective Trusts.
DHCM is the managing member of Diamond Hill General Partner, LLC (the “General Partner”), the general partner of Diamond Hill Investment Partners, L.P. (“DHIP”), Diamond Hill Global Fund, L.P. ("DHGF"), and Diamond Hill International Equity Fund, L.P. ("DHIEF"), each a limited partnership (collectively, the "Partnerships" or "LPs") whose underlying assets consist primarily of marketable securities.
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
The Company concluded DHGF and DHIEF were VIEs as DHCM has disproportionately less voting interests than economic interests in each LP, given the limited partners have full power to remove the Company as the General Partner due to the existence of substantive kick-out rights. In addition, substantially all of the LPs' activities are conducted on behalf of the General Partner which has disproportionately few voting rights. The Company concluded we are not the primary beneficiary of DHGF or DHIEF as we lack the power to control the entities due to the existence of single-party kick-out rights where the limited partners have the unilateral ability to remove the General Partner without cause. DHCM’s investments in DHGF and DHIEF are reported as a component of the Company’s investment portfolio, valued at DHCM’s respective share of the net income or loss of each LP.
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
Segment Information
Management has determined that the Company operates in one business segment, providing investment management and administration services to mutual funds, institutional accounts, and private investment funds. Therefore, no disclosures relating to operating segments are presented in the annual financial statements.
Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and money market mutual funds.
Accounts Receivable
Accounts receivable are recorded when they are due and are presented on the balance sheet net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of those individuals or entities that owe the receivable. No allowance for doubtful accounts was deemed necessary at December 31, 2017 or 2016. Accounts Receivable from the Funds were $11.6 million and $10.4 million as of December 31, 2017 and 2016, respectively.
Investments
Management determines the appropriate classification of its investments at the time of purchase and re-evaluates its determination at each reporting period.
Investments classified as trading represent investments in the Funds where the Company has neither control nor the ability to exercise significant influence, as well as securities held in the Consolidated Funds. These investments are measured at fair value based on quoted market prices. Unrealized gains and losses are recorded as investment income (loss) in the Company's consolidated statements of income.
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
Inputs used to measure fair value might fall in different levels of the fair value hierarchy, in which case the Company defaults to the lowest level input that is significant to the fair value measurement in its entirety. These levels are not necessarily an indication of the risk or liquidity associated with investments. The following table summarizes investments that are recognized in our consolidated balance sheet using fair value measurements (excludes investments classified as equity method investments) determined based upon the differing levels of inputs as of December 31, 2017 and 2016:

December 31, 2017	Level 1	Level 2	Level 3	Total
Cash equivalents	$72,669,083	$—	$—	$72,669,083
Trading Investments
Securities held in Consolidated Funds(a)	24,618,578	41,271,922	—	$65,890,500
Company sponsored investments	36,541,818	—	—	$36,541,818

December 31, 2016
Cash equivalents	47,717,187	—	—	$47,717,187
Trading Investments
Securities held in Consolidated Funds(a)	19,835,458	37,520,013	—	$57,355,471
Company sponsored investments	9,322,118	—	—	$9,322,118
(a) Of the equity interests in the Consolidated Funds as of December 31, 2017, $42.6 million were held directly by the Company and $23.3 million were held by noncontrolling shareholders. Of the equity interests in the Consolidated Funds as of December 31, 2016, $42.6 million were held directly by the Company and $14.7 million were held by noncontrolling shareholders.

Level 1 investments are all registered investment companies (mutual funds) or equity securities held in the Consolidated Funds and include, as of December 31, 2017 and 2016, $72.7 million and $47.7 million, respectively, of investments in money market mutual funds that the Company classifies as cash equivalents.
Level 2 investments are comprised of investments in debt securities held in the Consolidated Funds, which are valued by an independent pricing service using pricing techniques which take into account factors such as trading activity, readily available market quotations, yield, quality, coupon rate, maturity, type of issue, trading characteristics, call features, credit rates and other observable inputs.
The Company determines transfers between fair value hierarchy levels at the end of the reporting period. There were no transfers in or out of the levels during any of the years ended December 31, 2017, 2016, and 2015.
Changes in fair values on the investments are recorded in the Company's consolidated statements of income as investment income (loss), net.
Property and Equipment
Property and equipment, consisting of leasehold improvements, computer equipment, furniture and fixtures, are carried at cost less accumulated depreciation. Accumulated depreciation was $4.0 million and $3.3 million as of December 31, 2017 and 2016, respectively. Depreciation is calculated using the straight-line method over the estimated life of the assets.
Revenue Recognition – General
The Company earns substantially all of its revenue from investment advisory and fund administration services. Investment advisory and administration fees, generally calculated as a percentage of assets under management ("AUM"), are recorded as revenue as services are performed. In addition to fixed fees based on a percentage of AUM, certain client accounts also provide periodic variable rate fees. Total revenue from the Funds was $116.7 million, $100.8 million and $93.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Revenue Recognition – Variable Rate Fees
The Company manages certain client accounts that provide for variable rate fees. These fees are calculated based on client investment results over rolling five-year periods. The Company records variable rate fees at the end of the contract measurement period. During the years ended December 31, 2017, 2016, and 2015, the Company recorded $0.2 million, $6.4 million, and $0.0 million, respectively, in variable rate fees upon the early termination of variable rate fee contracts.
The table below shows AUM subject to variable rate fees and the amount of variable rate fees that would be recognized based upon investment results as of December 31, 2017:

	As of December 31, 2017
	AUM subject to variable rate fees	Unearned variable rate fees
Contractual Period Ends:
Quarter Ended December 31, 2018	$105,909,958	$1,557,038
Quarter Ended September 30, 2019	36,046,820	548,700
Quarter Ended March 31, 2020	12,655,485	—
Quarter Ended September 30, 2021	280,124,936	2,524,606
Total	$434,737,199	$4,630,344

The contractual end dates highlight the time remaining until the variable rate fees are scheduled to be earned. The amount of variable rate fees that would be recognized based upon investments results as of December 31, 2017 will increase or decrease based on future client investment results through the contractual period end. There can be no assurance that the unearned amounts will ultimately be earned.

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
The Funds have selected and contractually engaged certain vendors to fulfill various services to benefit the Funds’ shareholders or to satisfy regulatory requirements of the Funds. These services include, among others, required shareholder mailings, federal and state registrations, and legal and audit services. DHCM, in fulfilling a portion of its role under the administration agreement with the Funds, acts as agent to pay these obligations of the Funds. Each vendor is independently responsible for fulfillment of the services it has been engaged to provide and negotiates fees and terms with the management and board of trustees of the Funds. The fee that each Fund pays to DHCM is reviewed annually by the Funds’ board of trustees and specifically takes into account the contractual expenses that DHCM pays on behalf of the Funds. As a result, DHCM is not involved in the delivery or pricing of these services and bears no risk related to these services. Revenue has been recorded net of these Fund related expenses in accordance with FASB ASC 605-45, Revenue Recognition – Principal Agent Considerations. In addition, DHCM advances the upfront commissions which are paid to brokers who sell Class C shares of the Funds. These advances are capitalized and amortized over 12 months to correspond with the repayments DHCM receives from the principal underwriter to recoup this commission advancement.
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
Mutual fund administration gross and net revenue are summarized below:

	Year Ended December 31,
	2017	2016	2015
Mutual fund administration:
DHCM Revenue, net of related expenses
Administration revenue, gross	$26,219,881	$26,664,635	$27,042,861
12b-1/service fees and commission revenue received from fund clients	—	6,360,400	11,087,978
12b-1/service fees and commission expense payments to third parties	—	(5,660,430)	(9,617,568)
Fund related expense	(13,748,445)	(12,937,067)	(12,031,353)
Revenue, net of related expenses	12,471,436	14,427,538	16,481,918
DHCM C-Share financing:
Broker commission advance repayments	416,614	691,228	991,430
Broker commission amortization	(374,783)	(660,840)	(962,919)
Financing activity, net	41,831	30,388	28,511
Mutual fund administration revenue, net	$12,513,267	$14,457,926	$16,510,429

Mutual fund administrative net revenue from the Funds was $12.5 million, $11.9 million and $12.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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
The Company is subject to examination by federal and applicable state and local jurisdictions for various tax periods. The Company’s income tax positions are based on research and interpretations of the income tax laws and rulings in each of the jurisdictions in which it does business. Due to the subjectivity of interpretations of laws and rulings in each jurisdiction, the differences and interplay in tax laws among those jurisdictions, as well as the inherent uncertainty in estimating the final resolution of complex tax audit matters, the Company’s estimates of income tax liabilities may differ from actual payments or assessments. The Company regularly assesses its position with regard to tax exposures and records liabilities for these uncertain tax positions and related interest and penalties, if any, according to the principles of FASB ASC 740, Income Taxes. As of December 31, 2017, the Company has not recorded any liability for uncertain tax positions. The Company records interest and penalties, if any, within income tax expense on the income statement. See Note 8.
Earnings Per Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period, which includes participating securities. Diluted EPS reflects the potential dilution of EPS due to unvested restricted stock grants with forfeitable rights to dividends and restricted stock units. See Note 9.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers", which supersedes existing accounting standards for revenue recognition and creates a single framework. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This standard also specifies the accounting for certain costs to obtain or fulfill a contract with a customer. This ASU will supersede much of the existing revenue recognition guidance in GAAP and is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period, and requires either a retrospective or a modified retrospective approach to adoption. We will adopt the new ASU on its effective date, January 1, 2018, and expect to utilize the full retrospective approach. Our implementation efforts include a detailed review of revenue contracts within the scope of the guidance and evaluation of the impact on the Company's revenue recognition policies. While we are continuing to assess the potential impacts of the ASU on our financial position and results of operations, we believe that the adoption of this ASU will not have an impact on revenue recognition. While we have not identified changes in the timing of revenue recognition, we continue to evaluate the related disclosures.
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

Note 3 Investment Portfolio
As of December 31, 2017, the Company held investments (excluding money market funds, which are included with cash and cash equivalents) worth $138.5 million. The following table summarizes the carrying value of these investments as of December 31, 2017 and 2016:

	As of December 31,
	2017	2016
Trading investments:
Securities held in Consolidated Funds(a)	$65,890,500	$57,355,471
Company sponsored investments	36,541,818	9,322,118
Company sponsored equity method investments	36,043,704	41,338,046
Total Investment portfolio	$138,476,022	$108,015,635
(a) Of the securities held in the Consolidated Funds as of December 31, 2017, $42.6 million were held directly by the Company and $23.3 million were held by noncontrolling shareholders. Of the securities held in the Consolidated Funds as of December 31, 2016, $42.6 million were held directly by the Company and $14.7 million were held by noncontrolling shareholders.

As of December 31, 2017, our equity method investees consisted of the Diamond Hill Research Opportunities Fund, the Diamond Hill High Yield Fund, DHGF and DHIEF, and our ownership percentages in these funds were 26%, 48%, 95%, and 30%, respectively. As of December 31, 2016, our equity method investees consisted of the Diamond Hill Mid Cap Fund, the Diamond Hill Research Opportunities Fund, the Diamond Hill High Yield Fund, and DHGF, and our ownership percentages in these funds were 33%, 27%, 20%, and 95%, respectively. The Company's equity method investments consist of cash, marketable equity securities and fixed income securities. The Company met the significant subsidiaries test for total equity method investments as of December 31, 2017 and is required to provide the summarized financial information for all equity method investments for all periods presented. The following table includes the condensed summary financial information from the Company's equity method investments as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015:

		As of December 31,
		2017	2016
Total assets		$144,118,745	$189,819,824
Total liabilities		38,009,765	45,931,979
Net assets		106,108,980	143,887,845
DHCM's portion of net assets		36,043,704	41,338,046

	For the Year Ended December 31,
	2017	2016	2015
Investment income	$2,944,836	$3,272,972	$792,691
Expenses	1,176,896	1,409,896	5,506
Net realized gains	4,432,850	1,981,185	1,219,565
Net change in unrealized appreciation (depreciation)	5,613,627	10,458,073	(1,879,047)
Net income	11,814,417	14,302,334	127,703
DHCM's portion of net income	3,206,702	4,392,636	124,825
Note 4 Line of Credit
The Company has an uncommitted Line of Credit Agreement (the "Credit Agreement") with a commercial bank that matures in December of 2018 and permits the Company to borrow up to $25.0 million. Borrowings under the Credit Agreement bear interest at a rate equal to LIBOR plus 1.50%. The Company has not borrowed under the Credit Agreement as of and for the years ended December 31, 2017 and 2016. No interest is payable on the unused portion of the Credit Agreement.

The proceeds of the Credit Agreement may be used by the Company and its subsidiaries for ongoing working capital needs, to seed new and existing investment strategies and other general corporate purposes. The line of credit agreement contains representations, warranties and covenants that are customary for agreements of this type.
Note 5 Capital Stock
Common Shares
The Company has only one class of securities outstanding, common shares, no par value per share.
Authorization of Preferred Shares
The Company’s Amended and Restated Articles of Incorporation authorize the issuance of 1,000,000 “blank check” preferred shares with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors. The Board of Directors is authorized, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting or other rights of the holders of the common shares. There were no shares of preferred stock issued or outstanding at December 31, 2017 or 2016.
Note 6 Compensation Plans
Equity Incentive Plans
2014 Equity and Cash Incentive Plan
At the Company’s annual shareholder meeting on April 30, 2014, shareholders approved the 2014 Equity and Cash Incentive Plan (“2014 Plan”). The 2014 Plan is intended to facilitate the Company’s ability to attract and retain staff, provide additional incentive to employees and directors, and promote the success of the Company’s business. The 2014 Plan authorizes the issuance of 600,000 common shares of the Company in various forms of equity awards. The 2014 Plan also authorizes cash incentive awards. As of December 31, 2017, there were 355,726 common shares available for awards under the 2014 Plan. The 2014 Plan provides that the Board of Directors, or a committee appointed by the Board, may grant awards and otherwise administer the 2014 Plan. Restricted stock units and restricted stock grants issued under the 2014 Plan, which vest over time, are recorded as deferred compensation in the equity section of the balance sheet on the grant date and then recognized as compensation expense based on the grant date price over the vesting period of the respective grant. Stock grants issued under the 2014 Plan are recorded as compensation expense based on the grant date price.
2011 Equity and Cash Incentive Plan
There are no longer any common shares available for future awards under the 2011 Equity and Cash Incentive Plan (the "2011 Plan") , although awards under this plan remain issued and outstanding. Restricted stock grants issued under the 2011 Plan, which vest over time, were recorded as deferred compensation in the equity section of the balance sheet on the grant date and then recognized as compensation expense based on the grant date price over the vesting period of the respective grant. Stock grants issued under the 2011 Plan were recorded as compensation expense based on the grant date price.
Share-Based Payment Transactions
The Company issues restricted stock units and restricted stock awards (collectively, "Restricted Stock") under the 2014 Plan. Restricted stock units represent shares which may be issued in the future, whereas restricted stock awards represent common shares issued and outstanding upon grant subject to vesting restrictions. The following table represents a roll-forward of outstanding Restricted Stock and related activity during the years ended December 31, 2017 and 2016:

	Shares	Weighted-Average Grant Date Price per Share
Outstanding Restricted Stock as of December 31, 2015	329,356	$108.46
Grants issued	38,900	183.14
Grants vested	(127,386)	83.50
Grants forfeited	(17,070)	143.69
Outstanding Restricted Stock as of December 31, 2016	223,800	$132.96
Grants issued	41,350	204.46
Grants vested	(65,500)	98.81
Grants forfeited	(1,750)	100.73
Outstanding Restricted Stock as of December 31, 2017	197,900	$165.60
Total deferred equity compensation related to unvested Restricted Stock grants was $19.1 million as of December 31, 2017. Compensation expense related to Restricted Stock grants is calculated based upon the fair market value of the common shares on the grant date. The Company's policy is to adjust compensation expense for forfeitures as they occur. The recognition of compensation expense related to deferred compensation over the remaining vesting periods is as follows:

2018	2019	2020	2021	2022	Thereafter	Total
$6,098,558	$5,362,104	$3,689,576	$2,209,739	$1,176,507	$598,479	$19,134,963
Stock Grant Transactions
The following table represents stock issued as part of our incentive compensation program during the years ended December 31, 2017, 2016, and 2015:

	Shares Issued	Grant Date Value
December 31, 2017	19,219	$3,892,424
December 31, 2016	21,940	3,879,431
December 31, 2015	27,192	3,826,458
401(k) Plan
The Company sponsors a 401(k) plan in which all employees are eligible to participate. Employees may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions of common shares of the Company with a value equal to 200 percent of the first six percent of an employee’s compensation contributed to the plan. Employees become fully vested in the matching contributions after six plan years of employment. The following table summarizes the Company’s expenses attributable to the 401(k) plan during the years ended December 31, 2017, 2016 and 2015:

	Shares Issued	Company Contribution
December 31, 2017	8,478	$1,710,785
December 31, 2016	9,466	1,738,287
December 31, 2015	9,336	1,645,434

Deferred Compensation Plans
The Company offers two deferred compensation plans, the Diamond Hill Fixed Term Deferred Compensation Plan and the Diamond Hill Variable Term Deferred Compensation Plan (collectively the “Plans”). Under the Plans, participants may elect to voluntarily defer, for a minimum of five years, certain incentive compensation, which the Company then contributes into the Plans. Each participant is responsible for designating investment options for assets they contribute, and the distribution paid to each participant reflects any gains or losses on the assets realized while in the Plans. Assets held in the Plans are included in the Company’s investment portfolio, and the associated obligation to participants is included in deferred compensation liability. Assets held in the Plans are recorded at fair value. Deferred compensation liability was $20.5 million and $14.2 million at December 31, 2017 and 2016, respectively.
Note 7 Operating Leases
The Company currently leases office space of approximately 37,829 square feet at one location. The following table summarizes the total lease and operating expenses for the years ended December 31, 2017, 2016 and 2015:

For the year ended December 31,
2017	2016	2015
$936,008	$882,231	$928,440
The approximate future minimum lease payments under the operating lease are as follows:

	Future Minimum Lease Payments by Year
Total	2018	2019	2020	2021	2022	Thereafter
$4,146,694	$586,350	$595,807	$624,179	$624,179	$624,179	$1,092,000
In addition to the above lease payments, the Company is also responsible for normal operating expenses of the property. Such annual operating expenses were approximately $0.4 million in each of 2017, 2016 and 2015.
Note 8 Income Taxes

The Tax Cuts and Jobs Act was passed on December 22, 2017. Among other federal tax law changes, for taxable years beginning after December 31, 2017, the new law establishes a flat corporate income tax rate of 21% to replace our current rate of 35% and eliminates the corporate alternative minimum tax. In accordance with FASB ASC 740, Income Taxes ("ASC 740"), the Company has recorded tax expense of $3.6 million resulting from the re-measurement of the Company's estimated net deferred tax assets as of December 31, 2017.
The following table represents the Company's provision for income taxes:

	As of December 31,
	2017	2016	2015
Current city income tax provision	$1,463,669	$1,321,675	$1,245,285
Current state income tax provision	310,726	642,598	335,897
Current federal income tax provision	24,749,832	24,234,050	22,874,571
Deferred federal income tax expense (benefit)	2,893,063	469,312	(3,547,088)
Provision for income taxes	$29,417,290	$26,667,635	$20,908,665

A reconciliation of income tax expense at the statutory federal rate to the Company’s income tax expense is as follows:

	2017	2016	2015
Income tax computed at statutory rate	$28,356,636	$25,641,618	$20,294,107
Benefit attributable to redeemable noncontrolling interests(a)	(564,449)	(189,773)	—
City and state income taxes, net of federal benefit	1,153,357	1,276,777	1,027,768
Revaluation adjustment of net deferred tax assets	3,557,039	—	—
Excess tax benefits on vesting of Restricted Stock	(2,420,250)	—	—
Income tax benefit from dividends paid on Restricted Stock	(418,583)	—	—
Other	(246,460)	(60,987)	(413,210)
Income tax expense	$29,417,290	$26,667,635	$20,908,665
(a) The provision for income taxes includes a benefit attributable to the fact that the Company's operations include the Consolidated Funds which are not subject to federal income taxes. Accordingly, a portion of the Company's earnings are not subject to corporate tax levels.
Net deferred tax assets consisted of the following at December 31, 2017 and 2016:

	2017	2016
Stock-based compensation	$2,868,719	$4,450,129
Accrued compensation	5,795,204	7,355,744
Unrealized gains	(2,260,673)	(1,802,708)
Property and equipment	(467,127)	(779,391)
Other assets and liabilities	(92,419)	(487,007)
Net deferred tax assets	$5,843,704	$8,736,767
The net temporary differences incurred to date will reverse in future periods as the Company generates taxable earnings. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets recorded. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2017, no valuation allowance was deemed necessary.

The Company implemented ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" on January 1,2017. Beginning January 1, 2017, any excess tax benefits or deficiencies from the vesting of stock awards are recognized through the income tax provision as opposed to common stock. For Restricted Stock, the Company receives an excess income tax benefit calculated as the tax effect of the difference between the fair market value of the stock at the time of grant and vesting. The Company also records income tax benefits from dividends paid on Restricted Stock. This change was required to be applied prospectively to all excess tax benefits and tax deficiencies after the date of adoption of the ASU. No adjustment is recorded for any windfall benefits previously recorded in common stock. In addition, all tax-related cash flows resulting from share based payments are now reported as operating activities in the statement of cash flows under the new guidance, rather than the prior requirement to present windfall tax benefits as an inflow from financing activities and an outflow from operating activities. The Company elected to adopt this change in cash flow presentation prospectively after the date of adoption of the ASU beginning January 1, 2017.
Prior to January 1, 2017, the Company's income taxes payable has been reduced by the tax benefits from equity incentive plan awards. These tax benefits were considered windfall tax benefits and were recognized as an increase to common stock. For Restricted Stock, the Company receives an excess income tax benefit calculated as the tax effect of the difference between the fair market value of the stock at the time of grant and vesting. The Company also records a tax benefit on dividends paid on Restricted Stock during the vesting period. The Company had net tax benefits from equity awards of $6.3 million, and $2.9 million, for the years ended December 31, 2016 and 2015, respectively.
ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company did not record an accrual for tax related uncertainties or unrecognized tax positions as of December 31, 2017. The Company does not expect a change to the reserve for uncertain tax positions within the next twelve months that would have a material impact on the consolidated financial statements.

The Company files a consolidated federal income tax return. It is the policy of the Company to allocate the consolidated tax provision to subsidiaries as if each subsidiary’s tax liability or benefit were determined on a separate company basis. As part of the consolidated group, subsidiaries transfer to the Company their current federal tax liabilities or assets. The Company also files income tax returns in all applicable state and local jurisdictions. The Company is subject to federal, state and local examinations by tax authorities for the tax years ended December 31, 2014 through 2017.
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

	Year Ended December 31,
	2017	2016	2015
Net Income	$51,601,669	$46,594,132	$37,074,497
Less: Net income attributable to redeemable noncontrolling interest	(1,612,712)	(542,209)	—
Net income attributable to common shareholders	$49,988,957	$46,051,923	$37,074,497

Weighted average number of outstanding shares	3,448,824	3,407,408	3,277,920
Dilutive impact of restricted stock grants with forfeitable rights to dividends	—	—	74,957
Dilutive impact of restricted stock units	3,014	5,983	6,909
Weighted average number of outstanding shares - Diluted	3,451,838	3,413,391	3,359,786

Earnings per share attributable to common shareholders
Basic	$14.49	$13.52	$11.31
Diluted	$14.48	$13.49	$11.03
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
Note 11 Sale of Beacon Hill
On June 15, 2016, the Company sold the entirety of Beacon Hill's business. The Company received $1.2 million in cash consideration, net of cash disposed, as well as contingent consideration with a fair value of $1.5 million in the form of a promissory note. The Company recorded a gain on sale of approximately $2.7 million during 2016. During 2017, the Company received $1.0 million of proceeds from the scheduled collection of the promissory note. The promissory note is included in accounts receivable on the consolidated balance sheets and the carrying value of the promissory note was $0.5 million and $1.5 million as of December 31, 2017 and 2016, respectively.

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
There have been no changes in the Company’s internal control over financial reporting during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.
The Company’s independent registered public accounting firm, KPMG LLP, has audited the Company’s 2017 and 2016 consolidated financial statements included in this Annual Report on Form 10-K and the Company’s internal control over financial reporting as of December 31, 2017, and has issued its Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements, which is included in this Annual Report on Form 10-K.

ITEM 9B.	Other Information
None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance
Information required by this Item 10 is incorporated herein by reference from the Company’s definitive proxy statement for its 2018 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A of the Exchange Act (the “2018 Proxy Statement”), under the captions: “Section 16(a) Beneficial Ownership Reporting Compliance”, “Proposal 1 – Election of Directors”, “Proposal 1 – Election of Directors – The Board of Directors and Committees”, “Proposal 1 – Election of Directors – Corporate Governance”, and “Proposal 1 – Election of Directors – Executive Officers and Compensation Information”.

ITEM 11.	Executive Compensation
Information required by this Item 11 is incorporated herein by reference from the Company’s 2018 Proxy Statement under the captions: “Proposal 1 – Election of Directors—The Board of Directors and Committees”, “Proposal 1 – Election of Directors – Corporate Governance”, “Proposal 1 – Election of Directors – Corporate Governance – Compensation Committee Interlocks and Insider Participation”, “Proposal 1 – Election of Directors – Executive Officers and Compensation Information”, and “Proposal 1 – Election of Directors – Compensation Committee Report”.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information concerning our equity compensation plans at December 31, 2017:
Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	—	$—	355,726	[1]

1	This amount relates to common shares that may be issued under our 2014 Equity and Cash Incentive Plan.
The other information required by this Item 12 is incorporated herein by reference from the Company’s 2018 Proxy Statement under the captions: “Security Ownership of Certain Beneficial Owners and Management” and “Proposal 1 – Election of Directors – Executive Officers and Compensation Information”.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by this Item 13 is incorporated herein by reference from the Company’s 2018 Proxy Statement under the caption: “Proposal 1 – Election of Directors – Director Independence” and “Proposal 1 – Election of Directors – Corporate Governance”.

ITEM 14.	Principal Accounting Fees and Services
Information required by this Item 14 is incorporated herein by reference from the Company’s 2018 Proxy Statement under the caption: “Proposal 2 – Ratification of the Appointment of Independent Registered Public Accounting Firm”.

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

(3)	Exhibits:

3.1	Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference from Exhibit 3(i) to the Current Report on Form 8-K filed with the SEC on May 7, 2002; File No. 000-24498.)

3.2	Certificate of Amendment by Shareholders to the Articles of Incorporation of the Company (Incorporated by reference from Form 8-K Current Report for the event on April 28, 2017; File No. 000-24498.)

3.3	Amended and Restated Code of Regulations of the Company (Incorporated by reference from Form 8-K Current Report, Exhibit 3.2, filed with the SEC on April 28, 2017; File No. 000-24498.)

10.1
Amended and Restated Investment Management Agreement between Diamond Hill Capital Management, Inc. and the Diamond Hill Funds dated November 17, 2011, as amended November 21, 2013. (Incorporated by reference from Exhibit 28(d)(xi) to Form N-1A filed by Diamond Hill Funds as a 485BPOS on October 10, 2017; File Nos. 333-22075 and 811-08061)

10.2
Amended and Restated Administrative and Transfer Agency Services Agreement dated as of May 31, 2002, as amended January 1, 2016, between Diamond Hill Capital Management, Inc. and the Diamond Hill Funds. (Incorporated by reference from Exhibit 28(h)(vii) to Form N-1A filed by Diamond Hill Funds as a 485BPOS on October 10, 2017; File Nos. 333-22075 and 811-08061)

10.3*	2014 Equity and Cash Incentive Plan. (Incorporated by reference from Exhibit 10.1 to the Registration Statement on Form S-8 filed with the SEC on June 27, 2014; File No 333-197064.)

10.4*	2011 Equity and Cash Incentive Plan referenced therein. (Incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 29, 2011; File No. 000-24498.)

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

10.8*	Diamond Hill Fixed Term Deferred Compensation Plan. (Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 30, 2013; File No. 000-24498.)

10.9*	Diamond Hill Variable Term Deferred Compensation Plan. (Incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 30, 2013; File No. 000-24498.)

10.10*
First Amendment to the Diamond Hill Fixed Term Deferred Compensation Plan. (Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 28, 2013; File No. 000-24498.)

10.11*
First Amendment to the Diamond Hill Variable Term Deferred Compensation Plan. (Incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 28, 2013; File No. 000-24498.)

10.12
Loan Agreement by and between Diamond Hill Capital Management, Inc., Diamond Hill Investment Group, Inc. and The Huntington National Bank dated November 8, 2013. (Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 14, 2013; File No. 000-24498.)

10.13
Line of Credit Demand Note with Diamond Hill Capital Management, Inc., Diamond Hill Investment Group, Inc. and The Huntington National Bank dated November 8, 2013. (Incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on November 14, 2013; File No. 000-24498.)

14.1	Amended Code of Business Conduct and Ethics. (Incorporated by reference from Exhibit 14.1 to the Annual Report on Form 10-K filed with the SEC on March 7, 2014; File No. 000-24498.)

21.1	Subsidiaries of the Company. (Filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm, KPMG LLP. (Filed herewith)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a). (Filed herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a). (Filed herewith)

32.1	Section 1350 Certifications. (Furnished herewith)

101.ins	XBRL Instance Document.

101.sch	XBRL Taxonomy Extension Schema Document.

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document.

101.def	XBRL Taxonomy Extension Definition Linkbase Document.

101.lab	XBRL Taxonomy Extension Label Linkbase Document.

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Denotes management contract or compensatory plan or arrangement.
(b)	Exhibits: Reference is made to Item 15(a)(3) above.
(c)	Financial Statement Schedules: None required.

ITEM 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

DIAMOND HILL INVESTMENT GROUP, INC.

By:	/s/ Christopher M. Bingaman
	Christopher M. Bingaman, Chief Executive Officer	February 22, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher M. Bingaman	Chief Executive Officer and	February 22, 2018
Christopher M. Bingaman	President

/s/ Thomas E. Line	Chief Financial Officer and	February 22, 2018
Thomas E. Line	Treasurer

/s/ Jeffrey J. Cook	Controller	February 22, 2018
Jeffrey J. Cook

/s/ R. H. Dillon	Director	February 22, 2018
R. H. Dillon

/s/ James F. Laird	Director	February 22, 2018
James F. Laird

/s/ Randolph J. Fortener	Director	February 22, 2018
Randolph J. Fortener

/s/ Paul A. Reeder, III	Director	February 22, 2018
Paul A. Reeder, III

/s/ Bradley C. Shoup	Director	February 22, 2018
Bradley C. Shoup

/s/ Frances A. Skinner	Director	February 22, 2018
Frances A. Skinner