Form 10-Q
period 2018-03-31
DIAMOND HILL INVESTMENT GROUP INC
filed 2018-05-02
CIK 909108

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes:  ☐    No:  ☒
The number of shares outstanding of the issuer’s common stock, as of May 2, 2018, is 3,509,933 shares.

DIAMOND HILL INVESTMENT GROUP, INC.

PART I:	FINANCIAL INFORMATION

ITEM 1:	Consolidated Financial Statements
Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	3/31/2018	12/31/2017
	(Unaudited)
ASSETS
Cash and cash equivalents	$58,798,266	$76,602,108
Investment portfolio	191,543,865	138,476,022
Accounts receivable	19,177,956	19,220,279
Prepaid expenses	2,231,603	2,073,343
Income taxes receivable	—	4,114,962
Property and equipment, net of depreciation	4,229,696	4,057,901
Deferred taxes	6,336,429	5,843,704
Total assets	$282,317,815	$250,388,319
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$18,060,373	$11,890,403
Accrued incentive compensation	7,658,000	25,496,500
Deferred compensation	23,994,156	20,480,790
Income taxes payable	52,363	—
Total liabilities	49,764,892	57,867,693
Redeemable noncontrolling interest	41,660,307	20,076,806
Permanent Shareholders’ equity
Common stock, no par value 7,000,000 shares authorized; 3,518,957 issued and outstanding at March 31, 2018 (inclusive of 214,700 unvested shares); 3,470,428 issued and outstanding at December 31, 2017 (inclusive of 191,900 unvested shares)	128,441,231	118,209,111
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred equity compensation	(23,907,748)	(19,134,963)
Retained earnings	86,359,133	73,369,672
Total permanent shareholders’ equity	190,892,616	172,443,820
Total liabilities and shareholders’ equity	$282,317,815	$250,388,319

Book value per share	$54.25	$49.69
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
	2018	2017
REVENUES:
Investment advisory	$34,631,290	$31,833,471
Mutual fund administration, net	3,150,712	3,300,658
Total revenue	37,782,002	35,134,129
OPERATING EXPENSES:
Compensation and related costs	14,387,473	13,679,149
General and administrative	2,963,671	3,488,115
Sales and marketing	1,209,487	1,129,719
Mutual fund administration	1,017,419	1,000,616
Total operating expenses	19,578,050	19,297,599
NET OPERATING INCOME	18,203,952	15,836,530
Investment income (loss), net	(1,559,723)	3,786,188
INCOME BEFORE TAXES	16,644,229	19,622,718
Income tax expense	(3,702,100)	(6,497,270)
NET INCOME	12,942,129	13,125,448
Less: Net loss (income) attributable to redeemable noncontrolling interest	47,332	(368,553)
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$12,989,461	$12,756,895
Earnings per share attributable to common shareholders
Basic	$3.72	$3.72
Diluted	$3.72	$3.71
Weighted average shares outstanding
Basic	3,487,923	3,428,888
Diluted	3,491,938	3,435,329
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest (unaudited)

	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at December 31, 2017	3,470,428	$118,209,111	$(19,134,963)	$73,369,672	$172,443,820	$20,076,806
Issuance of restricted stock grants	32,050	6,755,108	(6,755,108)	—	—	—
Amortization of restricted stock grants	—	—	1,378,923	—	1,378,923	—
Issuance of stock grants	20,153	4,109,197	—	—	4,109,197	—
Issuance of common stock related to 401k plan match	2,253	472,779	—	—	472,779	—
Shares withheld related to employee tax withholding	(2,427)	(501,564)	—	—	(501,564)	—
Forfeiture of restricted stock grants	(3,500)	(603,400)	603,400	—	—	—
Net income	—	—	—	12,989,461	12,989,461	(47,332)
Net subscriptions of consolidated funds	—	—	—	—	—	5,186,193
New consolidations of Company sponsored investments	—	—	—	—	—	16,444,640
Balance at March 31, 2018	3,518,957	$128,441,231	$(23,907,748)	$86,359,133	$190,892,616	$41,660,307
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$12,942,129	$13,125,448
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	285,823	217,748
Share-based compensation	1,851,702	1,998,782
Decrease (increase) in accounts receivable	347,488	(249,435)
Change in current income taxes	4,167,325	6,997,489
Change in deferred income taxes	(492,725)	(500,219)
Net losses (gains) on investments	2,994,792	(3,392,620)
Net change in trading securities held by Consolidated Funds	(35,143,135)	(1,310,800)
Decrease in accrued incentive compensation	(13,729,303)	(12,304,076)
Increase in deferred compensation	3,513,366	4,501,147
Other changes in assets and liabilities	4,438,764	(1,832,863)
Net cash provided by (used in) operating activities	(18,823,774)	7,250,601
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(144,948)	(67,315)
Purchase of Company sponsored investments	(3,143,561)	(6,060,665)
Proceeds from sale of Company sponsored investments	1,148,162	1,124,308
Net cash used in investing activities	(2,140,347)	(5,003,672)
CASH FLOWS FROM FINANCING ACTIVITIES:
Value of shares withheld related to employee tax withholding	(501,564)	(796,920)
Net subscriptions received from redeemable noncontrolling interest holders	3,661,843	677,818
Net cash provided by (used in) financing activities	3,160,279	(119,102)
CASH AND CASH EQUIVALENTS
Net change during the period	(17,803,842)	2,127,827
At beginning of period	76,602,108	57,189,876
At end of period	$58,798,266	$59,317,703
Supplemental cash flow information:
Income taxes paid	$27,500	$—
Supplemental disclosure of non-cash transactions:
Common stock issued as incentive compensation	$4,109,197	$3,892,424
Charitable donation of corporate investments and property and equipment	1,989,803	1,748,841
Net redemption of ETF shares for marketable securities	1,524,340	1,351,436
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
Note 2 Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of March 31, 2018 and December 31, 2017, and for the three-month periods ended March 31, 2018 and 2017, for Diamond Hill Investment Group, Inc. and its subsidiaries (referred to in these notes to the condensed consolidated financial statements as "the Company," "management," "we," "us," and "our") have been prepared in accordance with United States generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q and Article 10 of the Securities and Exchange Commission ("SEC") Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair statement of the financial condition and results of operations at the dates and for the interim periods presented, have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for any full fiscal year. These unaudited condensed consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 ("2017 Annual Report") as filed with the SEC.
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
The Company holds certain investments in the Funds and the ETF for general corporate investment purposes, to provide seed capital for newly formed strategies or to add capital to existing strategies. The Funds are organized in a series fund structure in which there are multiple mutual funds within one Trust. The Trust is an open-end investment company registered under the Investment Company Act of 1940, as amended (the"1940 Act"). The ETF is an individual series of ETF Series Solutions which is also an open-end investment company registered under the 1940 Act. Each of the individual mutual funds and the ETF represents a separate share class of a legal entity organized under the Trust. The Company performs its analysis at the individual mutual fund and ETF level and has concluded the mutual funds and ETF are voting rights entities ("VREs"). The Company has concluded that the mutual funds and the ETF are VREs because the structure of the investment product is such that the shareholders are deemed to have the power through voting rights to direct the activities that most significantly impact the entity's economic performance. To the extent material, these investment products are consolidated if Company ownership, directly or indirectly, represents a majority interest (greater than 50%). The Company records redeemable noncontrolling interests in consolidated investments for which the Company's ownership is less than 100%. The Company has consolidated the ETF, the Diamond Hill Core Bond Fund, the Diamond Hill High Yield Fund, and the Diamond Hill Global Fund (collectively the "Consolidated Funds") as our ownership is greater than 50% in each as of March 31, 2018.
DHCM is the managing member of Diamond Hill General Partner, LLC (the “General Partner”), which is the general partner of Diamond Hill Investment Partners, L.P. (“DHIP”), and Diamond Hill International Equity Fund, L.P. ("DHIEF"), each a limited partnership (collectively, the "Partnerships" or “LPs”) whose underlying assets consist primarily of marketable securities.
DHCM is wholly owned by the Company and is consolidated by us. Further, DHCM, through its control of the General Partner, has the power to direct each LP’s economic activities and the right to receive investment advisory fees that may be significant to the LPs.
The Company concluded it did not have a variable interest in DHIP as the fees paid to the General Partner are considered to contain customary terms and conditions as found in the market for similar products and the Company has no equity ownership in DHIP.
The Company concluded DHIEF was a variable interest entity ("VIE") as DHCM has disproportionately less voting interests than economic interests, given that the limited partners have full power to remove the Company as the General Partner due to the existence of substantive kick-out rights. In addition, substantially all of DHIEF's activities are conducted on behalf of the General Partner which has disproportionately few voting rights. The Company concluded it is not the primary beneficiary of DHIEF as we lack the power to control the entities due to the existence of single-party kick-out rights where the limited partners have the unilateral ability to remove the General Partner without cause. DHCM’s investments in DHIEF are reported as a component of the Company’s investment portfolio, valued at DHCM’s respective share of the net income or loss DHIEF.
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
Redeemable Noncontrolling Interest
Redeemable noncontrolling interest represents third-party interests in the Consolidated Funds. This interest is redeemable at the option of the investors and therefore is not treated as permanent equity. Redeemable noncontrolling interest is recorded at redemption value, which approximates the fair value each reporting period.
Segment Information
Management has determined that the Company operates in one business segment, providing investment management and administration services to mutual funds, institutional accounts, and private investment funds. Therefore, no disclosures relating to operating segments are presented in the Company's annual or interim financial statements.
Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and money market mutual funds held by DHCM.
Accounts Receivable
Accounts receivable are recorded when they are due and are presented on the balance sheet net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of the individuals or entities that owe the receivable. No allowance for doubtful accounts was deemed necessary at March 31, 2018 or December 31, 2017. Accounts receivable from the Funds were $11.4 million as of March 31, 2018 and $11.6 million as of December 31, 2017.

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
Inputs used to measure fair value might fall in different levels of the fair value hierarchy, in which case the Company defaults to the lowest level input that is significant to the fair value measurement in its entirety. These levels are not necessarily an indication of the risk or liquidity associated with investments. The following table summarizes investments that are recognized in our consolidated balance sheet using fair value measurements (excludes investments classified as equity method investments) determined based upon the differing levels of inputs as of March 31, 2018:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$57,453,475	$—	$—	$57,453,475
Trading Investments
Securities held in Consolidated Funds(a)	44,074,929	92,808,411	—	136,883,340
Company sponsored investments	35,935,489	—	—	35,935,489
(a) Of the securities held in the Consolidated Funds as of March 31, 2018, $82.9 million were held directly by the Company and $54.0 million were held by noncontrolling shareholders.
Level 1 investments are comprised of investments in registered investment companies (mutual funds) or equity securities held in the Consolidated Funds and $57.5 million of investments in money market mutual funds owned by DHCM that the Company classifies as cash equivalents.
Level 2 investments are comprised of investments in foreign equity securities and debt securities held in the Consolidated Funds, which are valued by an independent pricing service using pricing techniques which take into account factors such as trading activity, readily available market quotations, yield, quality, coupon rate, maturity, type of issue, trading characteristics, call features, credit rates and other observable inputs.
The Company determines transfers between fair value hierarchy levels at the end of the reporting period. There were no transfers in or out of the levels during the three months ended March 31, 2018.
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
New Accounting Guidance
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers", which supersedes existing accounting standards for revenue recognition and creates a single framework. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This standard also specifies the accounting for certain costs to obtain or fulfill a contract with a customer. Our implementation efforts included a detailed review of revenue contracts within the scope of the guidance and an evaluation of the impact on the Company's revenue recognition policies. No transition-related practical expedients were applied. The Company adopted this ASU on its effective date, January 1, 2018, and it had no impact on the timing of the Company's revenue recognition.
Revenue Recognition – General
Revenue is recognized when performance obligations under the terms of a contract with a client are satisfied. The Company earns substantially all of its revenue from investment advisory and fund administration contracts. Investment advisory and administration fees, generally calculated as a percentage of assets under management ("AUM"), are recorded as revenue as services are performed. In addition to fixed fees based on a percentage of AUM, certain client accounts also provide periodic variable rate fees.
Revenue earned during the first quarter of 2018 and 2017 under contracts with clients include:

	Three Months Ended March 31, 2018
	Investment advisory	Mutual fund administration, net	Total revenue
Proprietary funds	$27,305,199	$3,150,712	$30,455,911
Sub-advised funds and institutional accounts	7,326,091	—	7,326,091
	$34,631,290	$3,150,712	$37,782,002

	Three Months Ended March 31, 2017
	Investment advisory	Mutual fund administration, net	Total revenue
Proprietary funds	$24,918,566	$3,300,658	$28,219,224
Sub-advised funds and institutional accounts	6,914,905	—	6,914,905
	$31,833,471	$3,300,658	$35,134,129
Revenue Recognition – Investment Advisory Fees
The Company's investment advisory contracts have a single performance obligation as the promised services are not separately identifiable from other promises in the contracts and, therefore, are not distinct. All performance obligations for providing advisory services are satisfied over time and the Company recognizes revenue as time passes.
The fees we receive for our services under our investment advisory contracts are based on our AUM, which changes based on fluctuations in the financial markets. These fees are thereby constrained and represent variable consideration, and are excluded from revenue until the AUM on which our client is billed is no longer subject to market fluctuations.

Revenue Recognition – Variable Rate Fees
The Company manages certain client accounts that provide for variable rate fees. These fees are calculated based on client investment results over rolling five-year periods. The Company records variable rate fees at the end of the contract measurement period because the variable fees earned are constrained based on movements in the financial markets. No variable rate fees were earned during the three months ended March 31, 2018 or 2017. The table below shows AUM subject to variable rate fees and the amount of variable rate fees that would be recognized based upon investment results as of March 31, 2018:

	As of March 31, 2018
	AUM subject to variable rate fees	Unearned variable rate fees
Contractual Period Ends:
Quarter Ending December 31, 2018	$102,156,797	$1,344,684
Quarter Ending September 30, 2019	33,972,696	554,469
Quarter Ending March 31, 2020	12,525,268	—
Quarter Ending September 30, 2021	260,254,923	3,057,232
Total	$408,909,684	$4,956,385

The contractual end dates highlight the time remaining until the variable rate fees are scheduled to be earned. The amount of variable rate fees that would be recognized based upon investment results as of March 31, 2018 will increase or decrease based on future client investment results through the contractual period end. There can be no assurance that the unearned amounts will ultimately be earned.
Revenue Recognition – Mutual Fund Administration
DHCM has an administrative and transfer agency services agreement with the Funds under which DHCM performs certain services for each Fund. These services include performance obligations including mutual fund administration, fund accounting, transfer agency and other related functions. These services are performed concurrently under our agreement with the Funds and all performance obligations for providing these administrative services are satisfied over time and the Company recognizes revenue as time passes. For performing these services each Fund pays DHCM a fee, which is calculated using an annual rate times the average daily net assets of each respective share class. These fees are thereby constrained and represent variable consideration, and are excluded from revenue until the AUM on which we bill the Funds is no longer subject to market fluctuations.
The Funds have selected and contractually engaged certain vendors to fulfill various services to benefit the Funds’ shareholders or to satisfy regulatory requirements of the Funds. These services include, among others, required shareholder mailings, federal and state registrations, and legal and audit services. DHCM, in fulfilling a portion of its role under the administration agreement with the Funds, acts as agent to pay these obligations of the Funds. Each vendor is independently responsible for fulfillment of the services it has been engaged to provide and negotiates fees and terms with the management and board of trustees of the Funds. The fee that each Fund pays to DHCM is reviewed annually by the Funds’ board of trustees and specifically takes into account the contractual expenses that DHCM pays on behalf of the Funds. As a result, DHCM is not involved in the delivery or pricing of these services and bears no risk related to these services. Revenue has been recorded net of these Fund related expenses. In addition, DHCM advances the upfront commissions that are paid to brokers who sell Class C shares of the Funds. These advances are capitalized and amortized over 12 months to correspond with the repayments DHCM receives from the principal underwriter to recoup this commission advancement.

Mutual fund administration gross and net revenue are summarized below:

	Three Months Ended March 31,
	2018	2017
Mutual fund administration:
Administration revenue, gross	$6,607,337	$6,436,359
Fund related expense	(3,468,325)	(3,148,951)
Revenue, net of related expenses	3,139,012	3,287,408
DHCM C-Share financing:
Broker commission advance repayments	96,478	113,470
Broker commission amortization	(84,778)	(100,220)
Financing activity, net	11,700	13,250
Mutual fund administration revenue, net	$3,150,712	$3,300,658
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
The Company is subject to examination by federal and applicable state and local jurisdictions for various tax periods. The Company’s income tax positions are based on research and interpretations of the income tax laws and rulings in each of the jurisdictions in which it does business. Due to the subjectivity of interpretations of laws and rulings in each jurisdiction, the differences and interplay in tax laws among those jurisdictions, as well as the inherent uncertainty in estimating the final resolution of complex tax audit matters, the Company’s estimates of income tax liabilities may differ from actual payments or assessments. The Company regularly assesses its position with regard to tax exposures and records liabilities for these uncertain tax positions and related interest and penalties, if any, according to the principles of FASB ASC 740, Income Taxes. As of March 31, 2018, the Company had not recorded any liability for uncertain tax positions. The Company records interest and penalties, if any, within income tax expense on the income statement.
Earnings Per Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of Common Shares outstanding for the period, which includes participating securities. Diluted EPS reflects the potential dilution of EPS due to unvested restricted stock units. See Note 8.
Newly Issued But Not Yet Adopted Accounting Guidance
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

Note 3 Investment Portfolio
As of March 31, 2018, the Company held investments (excluding money market funds, which are included with cash and cash equivalents) worth $191.5 million. The following table summarizes the carrying value of these investments as of March 31, 2018 and December 31, 2017:

	As of
	March 31, 2018	December 31, 2017
Trading investments:
Securities held in Consolidated Funds(a)	$136,883,340	$65,890,500
Company sponsored investments	35,935,489	36,541,818
Company sponsored equity method investments	18,725,036	36,043,704
Total Investment portfolio	$191,543,865	$138,476,022
(a) Of the securities held in the Consolidated Funds as of March 31, 2018, $82.9 million were held directly by the Company and $54.0 million were held by noncontrolling shareholders. Of the securities held in the Consolidated Funds as of December 31, 2017, $42.6 million were held directly by the Company and $23.3 million were held by noncontrolling shareholders.

New consolidations of Company sponsored investments of $16.4 million in the quarter ended March 31, 2018 included the consolidation of the Diamond Hill Global Fund and the Diamond Hill High Yield Fund. As of December 31, 2017, these investments were classified as equity method investments.

As of March 31, 2018, our equity method investees consisted of the Diamond Hill Research Opportunities Fund and DHIEF and our ownership percentages in these investments were 29% and 30%, respectively. The Company's equity method investments consist of cash, marketable equity securities and fixed income securities. The following table includes the condensed summary financial information from the Company's equity method investments as of and for the period ended March 31, 2018:

As of
March 31, 2018
Total assets	$95,706,817
Total liabilities	31,817,263
Net assets	63,889,554
DHCM's portion of net assets	18,725,036

For the Three Months Ended
March 31, 2018
Investment income	$263,152
Expenses	239,059
Net realized losses	(978,480)
Net change in unrealized appreciation/depreciation	(1,775,545)
Net loss	(2,729,932)
DHCM's portion of net loss	(785,939)
Note 4 Line of Credit
The Company has an uncommitted Line of Credit Agreement (the "Credit Agreement") with a commercial bank that matures in December of 2018 and permits the Company to borrow up to $25.0 million. Borrowings under the Credit Agreement bear interest at a rate equal to LIBOR plus 1.50%. The Company has not borrowed under the Credit Agreement as of and for the period ended March 31, 2018. No interest is payable on the unused portion of the Credit Agreement.
The proceeds of the Credit Agreement may be used by the Company and its subsidiaries for ongoing working capital needs, to seed new and existing investment strategies and other general corporate purposes. The Credit Agreement contains representations, warranties and covenants that are customary for agreements of this type.

Note 5 Compensation Plans
Share-Based Payment Transactions
The Company issues restricted stock units and restricted stock awards (collectively, "Restricted Stock") under its 2014 Equity and Cash Incentive Plan ("2014 Plan"). Restricted stock units represent shares which may be issued in the future, whereas restricted stock awards represent common shares issued and outstanding upon grant subject to vesting restrictions. The following table represents a roll-forward of outstanding Restricted Stock and related activity during the three months ended March 31, 2018:

	Shares	Weighted-Average Grant Date Price per Share
Outstanding Restricted Stock as of December 31, 2017	197,900	$165.60
Grants issued	32,050	210.77
Grants vested	(5,750)	67.86
Grants forfeited	(3,500)	172.40
Total Outstanding Restricted Stock as of March 31, 2018	220,700	$174.60
As of March 31, 2018, there were 307,023 common shares available for awards under the 2014 Plan.
Total deferred equity compensation related to unvested Restricted Stock grants was $23.9 million as of March 31, 2018. Compensation expense related to Restricted Stock grants is calculated based upon the fair market value of the common shares on grant date. The Company's policy is to adjust compensation expense for forfeitures as they occur. The recognition of compensation expense related to deferred compensation over the remaining vesting periods is as follows:

Nine Months Remaining In
2018	2019	2020	2021	2022	Thereafter	Total
$5,473,910	$6,624,716	$4,976,188	$3,570,860	$2,559,799	$702,275	$23,907,748
Stock Grant Transactions
The following table represents common shares issued as part of our incentive compensation program during the three months ended March 31, 2018 and 2017:

	Shares Issued	Grant Date Value
March 31, 2018	20,153	$4,109,197
March 31, 2017	19,219	3,892,424
Deferred Compensation Plans
The Company offers two deferred compensation plans, the Diamond Hill Fixed Term Deferred Compensation Plan and the Diamond Hill Variable Term Deferred Compensation Plan (collectively the “Plans”). Under the Plans, participants may elect to voluntarily defer, for a minimum of five years, certain incentive compensation, which the Company then contributes into the Plans. Each participant is responsible for designating investment options for assets they contribute, and the distribution paid to each participant reflects any gains or losses on the assets realized while in the Plans. Assets held in the Plans are included in the Company’s investment portfolio, and the associated obligation to participants is included in deferred compensation liability. Assets held in the Plans are recorded at fair value. Deferred compensation liability was $24.0 million and $20.5 million as of March 31, 2018 and December 31, 2017, respectively.

Note 6 Operating Leases
The Company currently leases office space of approximately 37,829 square feet at one location. The following table summarizes the total lease and operating expenses for the three months ended March 31, 2018 and 2017:

	March 31, 2018	March 31, 2017
Three Months Ended	$256,290	$231,463
The approximate future minimum lease payments under the operating lease are as follows:

Future Minimum Lease Payments
Nine Months Remaining In
2018	2019	2020	2021	2022	Thereafter	Total
$439,762	$595,807	$624,179	$624,179	$624,179	$1,092,000	$4,000,106
In addition to the above lease payments, the Company is also responsible for normal operating expenses of the property. Such operating expenses were approximately $0.4 million in 2017, and are expected to be approximately the same in 2018.
Note 7 Income Taxes
The Company has determined its interim tax provision projecting an estimated annual effective tax rate. The Tax Cuts and Jobs Act was passed on December 22, 2017. Among other federal tax law changes, for taxable years beginning after December 31, 2017, the new law establishes a flat corporate income tax rate of 21% to replace our prior year rate of 35% and eliminates the corporate alternative minimum tax.
For the three months ended March 31, 2018, the Company recorded income tax expense of $3.7 million, yielding an effective tax rate of 22.2%. The effective tax rate of 22.2% differed from the federal statutory tax rate of 21% due primarily to the additional income tax expense recorded in the state and city jurisdictions in which we do business, partially offset by $0.2 million of excess tax benefits from the vesting of stock awards.
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
The net temporary differences incurred to date will reverse in future periods as the Company generates taxable earnings. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets recorded. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2018 and December 31, 2017, no valuation allowance was deemed necessary.
FASB ASC 740, Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company did not record an accrual for tax related uncertainties or unrecognized tax positions as of March 31, 2018 or December 31, 2017.

Note 8 Earnings Per Share
The Company’s common shares outstanding consist of all shares issued and outstanding, including unvested restricted shares. Basic and diluted EPS are calculated under the two-class method. Restricted stock units are considered dilutive. The following table sets forth the computation for basic and diluted EPS and reconciliation between basic and diluted shares outstanding:

	Three Months Ended March 31,
	2018	2017
Net Income	$12,942,129	$13,125,448
Less: Net income attributable to redeemable noncontrolling interest	47,332	(368,553)
Net income attributable to common shareholders	$12,989,461	$12,756,895

Weighted average number of outstanding shares - Basic	3,487,923	3,428,888
Dilutive impact of restricted stock units	4,015	6,441
Weighted average number of outstanding shares - Diluted	3,491,938	3,435,329

Earnings per share attributable to common shareholders
Basic	$3.72	$3.72
Diluted	$3.72	$3.71
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
Forward-looking Statements
Throughout this Quarterly Report on Form 10-Q, the Company may make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to such matters as anticipated operating results, prospects and levels of assets under management, technological developments, economic trends (including interest rates and market volatility), expected transactions and similar matters. The words “believe,” “expect,” “anticipate,” “estimate,” “should,” “hope,” “seek,” “plan,” “intend” and similar expressions identify forward-looking statements that speak only as of the date thereof. While we believe that the assumptions underlying our forward-looking statements are reasonable, investors are cautioned that any of the assumptions could prove to be inaccurate and, accordingly, our actual results and experiences could differ materially from the anticipated results or other expectations expressed in our forward-looking statements. Factors that could cause such actual results or experiences to differ from results discussed in the forward-looking statements include, but are not limited to: the adverse effect from a decline in the securities markets; a decline in the performance of our products; changes in interest rates; changes in national and local economic and political conditions; the continuing economic uncertainty in various parts of the world; changes in government policy and regulation, including monetary policy; our inability to attract or retain key employees; unforeseen costs and other effects related to legal proceedings or investigations of governmental and self-regulatory organizations; and other risks identified from time-to-time in other public documents on file with the SEC.
General
The Company derives its consolidated revenue and net income from investment advisory and fund administration services provided by DHCM. DHCM is registered with the U.S. Securities and Exchange Commission as an investment adviser under the Investment Advisers Act of 1940. DHCM sponsors, distributes, and provides investment advisory and related services to various clients through the Funds, institutional accounts, the ETF, and the Partnerships.
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
Our revenues are highly dependent on both the value and composition of AUM. The following is a summary of our AUM by product and investment objective, and a roll-forward of the change in AUM for the three months ended March 31, 2018 and 2017:

	Assets Under Management
	As of March 31,
(in millions, except percentages)	2018	2017	% Change
Proprietary funds	$15,717	$14,425	9%
Sub-advised funds	1,576	1,441	9%
Institutional accounts	4,636	4,467	4%
Total AUM	$21,929	$20,333	8%

	Assets Under Management by Investment Strategy
	As of March 31,
(in millions, except percentages)	2018	2017	% Change
Small Cap	$1,429	$1,771	(19)%
Small-Mid Cap	3,399	3,418	(1)%
Mid Cap	127	91	40%
Large Cap	10,767	9,015	19%
All Cap Select	467	415	13%
Long-Short	4,794	4,891	(2)%
Global/International	17	5	240%
Corporate bonds	732	638	15%
Core fixed income	419	287	46%
(Less: Investments in affiliated funds)(a)	(222)	(198)	12%
Total AUM	$21,929	$20,333	8%
(a) Certain of the Funds own shares of the Diamond Hill Short Duration Total Return Fund. The Company reduces its total AUM by these investments held in this affiliated fund.

	Change in Assets Under Management
	For the Three Months Ended March 31,
(in millions)	2018	2017
AUM at beginning of the period	$22,317	$19,381
Net cash inflows (outflows)
proprietary funds	187	310
sub-advised funds	104	(78)
institutional accounts	(35)	(65)
	256	167
Net market appreciation (depreciation) and income	(644)	785
Increase (decrease) during the period	(388)	952
AUM at end of the period	$21,929	$20,333
Consolidated Results of Operations
The following is a discussion of our consolidated results of operations.

	Three Months Ended March 31,
(in thousands, except per share amounts and percentages)	2018	2017	% Change
Total revenue	$37,782	$35,134	8%
Net operating income	$18,204	$15,837	15%
Net income attributable to common shareholders	$12,989	$12,757	2%
Earnings per share attributable to common shareholders (Diluted)	$3.72	$3.71	—%
Operating profit margin	48%	45%
Operating profit margin, as adjusted(a)	47%	47%
(a) Operating profit margin, as adjusted, is a non-GAAP performance measure. See the Use of Supplemental Data as Non-GAAP Performance Measure section within this report.

Three Months Ended March 31, 2018 compared with Three Months Ended March 31, 2017
The Company generated net income attributable to common shareholders of $13.0 million ($3.72 per diluted share) for the three months ended March 31, 2018, compared with net income attributable to common shareholders of $12.8 million ($3.71 per diluted share) for the three months ended March 31, 2017. Revenue increased $2.6 million period over period primarily due to an increase in average AUM. The revenue increase was partially offset by an increase in operating expenses of $0.3 million primarily related to increases in compensation and related costs. The Company had $1.6 million in investment loss due to market depreciation for the three months ended March 31, 2018 compared to investment income of $3.8 million for the three months ended March 31, 2017.
Income tax expense decreased $2.8 million from the three months ended March 31, 2017 to the three months ended March 31, 2018 due to the reduction of the Company's effective tax rate from 33.1% to 22.2%. This reduction was primarily due to the impact of the Tax Cuts and Jobs Act, passed on December 22, 2017, which reduced our corporate income tax rate from 35% to 21% quarter over quarter.
Operating profit margin was 48% for the quarter ended March 31, 2018 and 45% for the quarter ended March 31, 2017. Operating profit margin, as adjusted, was 47% for both the quarter ended March 31, 2018 and the quarter ended March 31, 2017. See Use of Supplemental Data as Non-GAAP Performance Measure section within this report. We expect that our operating margin may fluctuate from period-to-period based on various factors, including revenues; investment results; employee performance; staffing levels; development of investment strategies, products, or channels; and industry comparisons.
Revenue

	Three Months Ended March 31,
(in thousands, except percentages)	2018	2017	% Change
Investment advisory	$34,631	$31,833	9%
Mutual fund administration, net	3,151	3,301	(5)%
Total	$37,782	$35,134	8%
Investment advisory fees accounted for 92% and 91% of total revenues for the three months ended March 31, 2018 and 2017, respectively.
Investment Advisory Fees. Investment advisory fees increased $2.8 million, or 9%, from the three months ended March 31, 2017 to the three months ended March 31, 2018. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates, which vary by investment product. The increase in investment advisory fees was driven by an increase of 13% in average AUM period over period, and was partially offset by a decrease of two basis points in the average advisory fee rate from 0.64% for the three months ended March 31, 2017 to 0.62% for the three months ended March 31, 2018.
Mutual Fund Administration Fees. Mutual fund administration fees decreased $0.1 million, or 5%, from the three months ended March 31, 2017 to the three months ended March 31, 2018. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of average Funds' AUM. The decrease was due to a reduction in the administration fee rates paid by the funds as summarized in the table below. The decrease in the fee rates was partially offset by the 14% increase in average Funds' AUM from the three months ended March 31, 2017 to the three months ended March 31, 2018. The table below summarizes the decreases in the administration fee rates during the periods indicated:

	Class A & C	Class I	Class Y
1/1/2017 - 5/31/2017	0.24%	0.19%	0.09%
6/1/2017 - 2/27/2018	0.23%	0.18%	0.08%
2/28/2018-3/31/2018	0.21%	0.17%	0.05%

Expenses

	Three Months Ended March 31,
(in thousands, except percentages)	2018	2017	% Change
Compensation and related costs	$14,387	$13,679	5%
General and administrative	2,964	3,488	(15)%
Sales and marketing	1,210	1,130	7%
Mutual fund administration	1,017	1,001	2%
Total	$19,578	$19,298	1%
Compensation and Related Costs. Employee compensation and benefits increased by $0.7 million, or 5%, from the three months ended March 31, 2017 to the three months ended March 31, 2018. This increase is primarily due to an increase in incentive compensation of $1.1 million and an increase in salary and related benefits of $0.9 million. The increase was partially offset by a decrease in deferred compensation expense of $1.1 million, and a decrease in restricted stock expense of $0.2 million. Incentive compensation expense can fluctuate significantly period over period as we evaluate incentive compensation by reviewing investment performance, individual performance, Company performance and other factors.
General and Administrative. General and administrative expenses decreased by $0.5 million, or 15%, from the three months ended March 31, 2017 to the three months ended March 31, 2018. This decrease was primarily due to a decrease in charitable donation expense of $0.3 million and a decrease in corporate legal expense of $0.2 million.
Sales and Marketing. Sales and marketing expenses increased by $0.1 million, or 7%, from the three months ended March 31, 2017 to the three months ended March 31, 2018. The increase was primarily due to additional payments made to third party intermediaries related to the sale of our proprietary funds.
Mutual Fund Administration. Mutual fund administration expenses remained consistent period over period. Mutual fund administration expenses consist of both variable and fixed expenses. The variable expenses are based on Fund AUM and the number of shareholder accounts.
Liquidity and Capital Resources
Sources of Liquidity
Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, investments, and accounts receivable. Our main source of liquidity is cash flows from operating activities, which are generated from investment advisory and fund administration fees. Cash and cash equivalents, accounts receivable, and investments represented approximately 95% and 94% of total assets as of March 31, 2018 and December 31, 2017, respectively. We believe these sources of liquidity, as well as our continuing cash flows from operating activities, will be sufficient to meet our current and future operating needs for at least the next 12 months.
Uses of Liquidity
In line with the Company’s primary objective to fulfill our fiduciary duty to clients and secondary objective to achieve an adequate long-term return for shareholders, we anticipate our main uses of cash will be for operating expenses and seed capital to fund new and existing investment strategies.
The Board of Directors and management regularly review various factors to determine whether we have capital in excess of that required for our business and the appropriate use of any excess capital. The factors considered include our investment opportunities, capital needed for investment strategies, risks, and future dividend and capital gain tax rates. Evaluating management’s stewardship of capital for shareholders is a central part of our investment discipline that we practice for our clients. We hold ourselves to the same standard.

Working Capital
As of March 31, 2018, the Company had working capital of approximately $180.3 million, compared to $162.5 million at December 31, 2017. Working capital includes cash, securities owned by common shareholders, prepaid expenses and current receivables, net of all liabilities. The Company has no debt, and we believe our available working capital is sufficient to cover current expenses and anticipated capital expenditures.
Below is a summary of securities owned by the Company as of March 31, 2018 and December 31, 2017.

	As of
	March 31, 2018	December 31, 2017
Corporate Investments:
Diamond Hill Core Bond Fund	$34,311,586	$30,529,852
Diamond Hill High Yield Fund	23,789,681	14,200,885
Diamond Hill Mid Cap Fund	17,123,830	19,270,451
Diamond Hill Research Opportunities Fund	14,751,372	15,409,571
Diamond Hill Valuation-Weighted 500 ETF	12,569,868	12,096,719
Diamond Hill Global Fund	9,812,871	—
Diamond Hill Global Fund, L.P.	—	2,055,196
Diamond Hill International Equity Fund, L.P.	1,168,649	1,173,870
Total Corporate Investments	113,527,857	94,736,544
Deferred Compensation Plan Investments in the Funds	23,994,156	20,480,790
Total investments held by DHCM	137,522,013	115,217,334
Redeemable noncontrolling interest in Consolidated Funds	54,021,852	23,258,688
Total Investment Portfolio	$191,543,865	$138,476,022
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
For the three months ended March 31, 2018, net cash used in operating activities totaled $18.8 million. Cash used in operating activities was primarily driven by net purchases of trading securities held in the underlying investment portfolio of the Consolidated Funds of $35.1 million and the payment of accrued incentive compensation of $13.7 million. These cash outflows were partially offset by net income of $12.9 million, the add back of share-based compensation of $1.9 million, depreciation of $0.3 million, and the cash impact of timing differences in the settlement of assets and liabilities of $15.0 million. Absent the cash used by Consolidated Funds to purchase securities into their investment portfolios, cash flow provided by operations would have been $9.8 million.
For the three months ended March 31, 2017, net cash provided by operating activities totaled $7.3 million. Cash inflows provided by operating activities were primarily driven by net income of $13.1 million, the add back of share-based compensation of $2.0 million and depreciation of $0.2 million, and the impact of timing differences in the settlement of assets and liabilities of $5.5 million. These cash inflows were partially offset by the net change in trading securities held in the underlying investment portfolio of the Consolidated Funds of $1.3 million and payment of accrued incentive compensation of $12.3 million. Absent the cash used by the Consolidated Funds to purchase securities into their investment portfolios, cash flow provided by operations would have been approximately $8.2 million.

Cash Flows from Investing Activities
The Company’s cash flows from investing activities consist primarily of capital expenditures and purchases and redemptions in our investment portfolio.
Cash flows used in investing activities totaled $2.1 million for the three months ended March 31, 2018. The Company purchased investments of $3.1 million and $0.1 million of property and equipment purchases during the period. These cash outflows were partially offset by redemptions of investments of $1.1 million.
Cash flows used in investing activities totaled $5.0 million for the three months ended March 31, 2017. The Company purchased corporate investments of $6 million. This cash outflow was partially offset by redemptions of investments of $1.1 million.
Cash Flows from Financing Activities
The Company’s cash flows from financing activities consist primarily of shares withheld related to employee tax withholding and distributions to or contributions from redeemable noncontrolling interest holders.
For the three months ended March 31, 2018, net cash provided by financing activities totaled $3.2 million, consisting of net subscriptions received in the Consolidated Funds from redeemable noncontrolling interest holders of $3.7 million, partially offset by the value of shares withheld related to employee tax withholding of $0.5 million.
For the three months ended March 31, 2017, net cash used in financing activities totaled $0.1 million, consisting of the value of shares withheld related to employee tax withholding of $0.8 million, primarily offset by net subscriptions received in the Consolidated Funds from redeemable noncontrolling interest holders of $0.7 million.
Supplemental Consolidated Cash Flow Statement
Our consolidated balance sheets reflect the investments and other assets and liabilities of the Consolidated Funds, as well as redeemable noncontrolling interests for the portion of the Consolidated Funds that are held by third party investors. Although we can redeem our net interest in the Consolidated Funds at any time, we cannot directly access or sell the assets held by the Consolidated Funds to obtain cash for general operations. Additionally, the assets of the Consolidated Funds are not available to our general creditors.

The following table summarizes the condensed cash flows for the year ended March 31, 2018, that are attributable to Diamond Hill Investment Group, Inc. and to the Consolidated Funds, and the related eliminations required in preparing the consolidated statements.

	Three Months Ended March 31, 2018
	Cash flow attributable to Diamond Hill Investment Group, Inc.	Cash flow attributable to Consolidated Funds	Eliminations	As reported on the Consolidated Statement of Cash Flows
Cash flows from Operating Activities:
Net Income	$12,989,461	$(606,900)	$559,568	$12,942,129
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	285,823	—	—	285,823
Share-based compensation	1,851,702	—	—	1,851,702
Net (gains)/losses on investments	2,947,460	606,900	(559,568)	2,994,792
Net change in trading securities held by Consolidated Funds	—	(35,143,135)	—	(35,143,135)
Other changes in assets and liabilities	(8,239,834)	6,484,749	—	(1,755,085)
Net cash provided by (used in) operating activities	9,834,612	(28,658,386)	—	(18,823,774)
Net cash used in investing activities	(27,136,892)	—	24,996,545	(2,140,347)
Net cash provided by (used in) financing activities	(501,562)	28,658,386	(24,996,545)	3,160,279
Net change during the period	(17,803,842)	—	—	(17,803,842)
Cash and cash equivalents at beginning of period	76,602,108	—	—	76,602,108
Cash and cash equivalents at end of period	$58,798,266	$—	$—	$58,798,266

Use of Supplemental Data as Non-GAAP Performance Measure
As supplemental information, we are providing performance measures that are based on methodologies other than U.S. generally accepted accounting principles (“non-GAAP”). We believe the non-GAAP measures below are useful measures of our core business activities, are important metrics in estimating the value of an asset management business and may enable more appropriate comparison to our peers. These non-GAAP measures should not be a substitute for financial measures calculated in accordance with GAAP, and may be calculated differently by other companies. The following schedule reconciles GAAP measures to non-GAAP measures for the three months ended March 31, 2018 and 2017, respectively.

	Three Months Ended March 31,
(in thousands, except percentages and per share data)	2018	2017
Total revenue	$37,782	$35,134

Net operating income, GAAP basis	$18,204	$15,837
Non-GAAP adjustment:
Gains (losses) on deferred compensation plan investments, net(1)	(515)	584
Net operating income, as adjusted, non-GAAP basis(2)	17,689	16,421
Non-GAAP adjustment:
Tax provision on net operating income, as adjusted, non-GAAP basis(3)	(3,934)	(5,437)
Net operating income, as adjusted, after tax, non-GAAP basis(4)	$13,755	$10,984

Net operating income, as adjusted after tax per diluted share, non-GAAP basis(5)	$3.94	$3.20
Diluted weighted average shares outstanding, GAAP basis	3,492	3,435

Operating profit margin, GAAP basis	48%	45%
Operating profit margin, as adjusted, non-GAAP basis(6)	47%	47%
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

Critical Accounting Policies and Estimates

Consolidation. We consolidate all subsidiaries and certain investments in which we have a controlling interest. We are generally deemed to have a controlling interest when we own the majority of the voting interest of a VRE or are deemed to be the primary beneficiary of a VIE. VIEs are entities that lack sufficient equity to finance its activities or the equity holders do not have defined power to direct the activities of the entity normally associated with an equity investment. Our analysis to determine whether an entity is a VIE or a VRE involves judgment and considers several factors, including an entity's legal organization, equity structure, the rights of the investment holders, our ownership interest in the entity, and our contractual involvement with the entity. We continually review and reconsider our VIE or VRE conclusions upon the occurrence of certain events, such as changes to our ownership interest or amendments to contract documents. Our VIEs are primarily sponsored investment entities and our variable interest consists of our equity ownership in these entities. The Company concluded we are not the primary beneficiary of any of these VIEs as of March 31, 2018, as we lack the power to control these entities.

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

Revenue Recognition on Performance-Based Advisory Contracts. We have certain investment advisory contracts in which a portion of the fees are based on investment performance achieved in the respective client portfolio in excess of a specified hurdle rate. These fees are calculated based on client investment results over rolling five-year periods. The Company records variable performance fees at the end of the contract measurement period because the variable fees earned are constrained based on movements in the financial markets.

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
There has been no material change in the information provided in Item 7A of the Company’s 2017 Annual Report.

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
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:	OTHER INFORMATION

ITEM 1:	Legal Proceedings
From time to time, the Company is party to ordinary, routine litigation that is incidental to its business. There are currently no such matters pending that the Company believes could have a material adverse effect on its consolidated financial statements.

ITEM 1A:	Risk Factors
There has been no material change to the information provided in Item 1A of the Company’s 2017 Annual Report.

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended March 31, 2018, the Company did not purchase any of its Common Shares and did not sell any Common Shares that were not registered under the Securities Act of 1933. The following table sets forth information regarding the Company’s repurchase program of its Common Shares and shares withheld for tax payments due upon employee Restricted Stock which vested during the first quarter of fiscal year 2018:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(b)
January 1, 2018 through January 31, 2018	2,427	$206.66	—	318,433
February 1, 2018 through February 28, 2018	—	$—	—	318,433
March 1, 2018 through March 31, 2018	—	$—	—	318,433
Total	2,427	$206.66	—	318,433

(a)
All of the 2,427 shares of the Company's common shares purchased during the quarter ended March 31, 2018 represented shares withheld for tax payments due upon employee Restricted Stock which vested during the quarter.

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
DIAMOND HILL INVESTMENT GROUP, INC.

Date	Title	Signature

May 2, 2018	Chief Executive Officer and President	/s/ Christopher M. Bingaman
Christopher M. Bingaman

May 2, 2018	Chief Financial Officer and Treasurer	/s/ Thomas E. Line
Thomas E. Line