Form 10-Q
period 2018-06-30
DIAMOND HILL INVESTMENT GROUP INC
filed 2018-08-01
CIK 909108

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes:  ☐    No:  ☒
The number of shares outstanding of the issuer’s common stock, as of August 1, 2018, is 3,530,124 shares.

DIAMOND HILL INVESTMENT GROUP, INC.

PART I:	FINANCIAL INFORMATION

ITEM 1:	Consolidated Financial Statements
Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	6/30/2018	12/31/2017
	(Unaudited)
ASSETS
Cash and cash equivalents	$78,227,005	$76,602,108
Investment portfolio	205,200,638	138,476,022
Accounts receivable	20,884,354	19,220,279
Prepaid expenses	2,139,139	2,073,343
Income taxes receivable	—	4,114,962
Property and equipment, net of depreciation	4,202,536	4,057,901
Deferred taxes	7,097,692	5,843,704
Total assets	$317,751,364	$250,388,319
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$20,470,960	$11,890,403
Accrued incentive compensation	14,534,000	25,496,500
Deferred compensation	24,449,750	20,480,790
Income taxes payable	439,811	—
Total liabilities	59,894,521	57,867,693
Redeemable noncontrolling interest	50,777,801	20,076,806
Permanent Shareholders’ equity
Common stock, no par value 7,000,000 shares authorized; 3,532,634 issued and outstanding at June 30, 2018 (inclusive of 213,700 unvested shares); 3,470,428 issued and outstanding at December 31, 2017 (inclusive of 191,900 unvested shares)	130,369,411	118,209,111
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred equity compensation	(24,019,869)	(19,134,963)
Retained earnings	100,729,500	73,369,672
Total permanent shareholders’ equity	207,079,042	172,443,820
Total liabilities and shareholders’ equity	$317,751,364	$250,388,319

Book value per share	$58.62	$49.69
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUES:
Investment advisory	$33,526,273	$32,558,324	$68,157,563	$64,323,301
Mutual fund administration, net	2,401,442	2,984,217	5,552,154	6,258,313
Total revenue	35,927,715	35,542,541	73,709,717	70,581,614
OPERATING EXPENSES:
Compensation and related costs	14,572,121	14,313,734	28,959,595	27,992,883
General and administrative	2,822,528	2,980,469	5,786,200	6,468,585
Sales and marketing	1,302,040	1,252,852	2,511,526	2,382,570
Mutual fund administration	881,487	1,028,738	1,898,906	2,029,354
Total operating expenses	19,578,176	19,575,793	39,156,227	38,873,392
NET OPERATING INCOME	16,349,539	15,966,748	34,553,490	31,708,222
Investment income, net	3,565,669	3,024,729	2,005,946	6,905,973
INCOME BEFORE TAXES	19,915,208	18,991,477	36,559,436	38,614,195
Income tax expense	(5,017,185)	(6,024,458)	(8,719,285)	(12,521,728)
NET INCOME	14,898,023	12,967,019	27,840,151	26,092,467
Less: Net income attributable to redeemable noncontrolling interest	(527,655)	(328,580)	(480,323)	(697,133)
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$14,370,368	$12,638,439	$27,359,828	$25,395,334
Earnings per share attributable to common shareholders
Basic	$4.08	$3.67	$7.81	$7.39
Diluted	$4.08	$3.66	$7.81	$7.38
Weighted average shares outstanding
Basic	3,518,665	3,443,783	3,503,379	3,436,391
Diluted	3,519,816	3,449,128	3,505,136	3,441,022
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest (unaudited)

	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at December 31, 2017	3,470,428	$118,209,111	$(19,134,963)	$73,369,672	$172,443,820	$20,076,806
Issuance of restricted stock grants	61,650	11,917,937	(11,917,937)	—	—	—
Amortization of restricted stock grants	—	—	3,016,235	—	3,016,235	—
Issuance of stock grants	20,153	4,109,197	—	—	4,109,197	—
Issuance of common stock related to 401k plan match	5,242	1,067,125	—	—	1,067,125	—
Shares withheld related to employee tax withholding	(4,439)	(917,163)	—	—	(917,163)	—
Forfeiture of restricted stock grants	(20,400)	(4,016,796)	4,016,796	—	—	—
Net income	—	—	—	27,359,828	27,359,828	480,323
Net subscriptions of consolidated funds	—	—	—	—	—	13,776,032
New consolidations of Company sponsored investments	—	—	—	—	—	16,444,640
Balance at June 30, 2018	3,532,634	$130,369,411	$(24,019,869)	$100,729,500	$207,079,042	$50,777,801
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$27,840,151	$26,092,467
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	574,457	432,705
Share-based compensation	4,083,360	4,082,127
(Increase) decrease in accounts receivable	(1,608,910)	327,183
Change in current income taxes	4,554,773	1,185,389
Change in deferred income taxes	(1,253,988)	(1,197,061)
Net losses (gains) on investments	644,680	(5,774,968)
Net change in securities held by Consolidated Funds	(46,416,866)	(3,725,638)
Decrease in accrued incentive compensation	(6,853,303)	(5,035,076)
Increase in deferred compensation	3,968,960	4,937,302
Other changes in assets and liabilities	7,129,382	380,641
Net cash (used in) provided by operating activities	(7,337,304)	21,705,071
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(593,989)	(129,669)
Purchase of Company sponsored investments	(3,286,872)	(11,358,395)
Proceeds from sale of Company sponsored investments	1,508,543	1,685,088
Net cash used in investing activities	(2,372,318)	(9,802,976)
CASH FLOWS FROM FINANCING ACTIVITIES:
Value of shares withheld related to employee tax withholding	(917,163)	(1,883,676)
Net subscriptions received from redeemable noncontrolling interest holders	12,251,682	3,296,134
Net cash provided by financing activities	11,334,519	1,412,458
CASH AND CASH EQUIVALENTS
Net change during the period	1,624,897	13,314,553
At beginning of period	76,602,108	57,189,876
At end of period	$78,227,005	$70,504,429
Supplemental cash flow information:
Income taxes paid	$5,418,500	$12,533,400
Supplemental disclosure of non-cash transactions:
Common stock issued as incentive compensation	$4,109,197	$3,892,424
Charitable donation of corporate investments and property and equipment	1,989,803	1,748,841
Net subscriptions (redemptions) of ETF shares for marketable securities	1,524,350	(99,060)
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
Note 2 Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of June 30, 2018 and December 31, 2017, and for the three- and six-month periods ended June 30, 2018 and 2017, for Diamond Hill Investment Group, Inc. and its subsidiaries (referred to in these notes to the condensed consolidated financial statements as "the Company," "management," "we," "us," and "our") have been prepared in accordance with United States generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q and Article 10 of the Securities and Exchange Commission ("SEC") Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair statement of the financial condition and results of operations at the dates and for the interim periods presented, have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for any full fiscal year. These unaudited condensed consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 ("2017 Annual Report") as filed with the SEC.
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
The Company holds certain investments in the Funds and the ETF for general corporate investment purposes, to provide seed capital for newly formed strategies or to add capital to existing strategies. The Funds are organized in a series fund structure in which there are multiple mutual funds within one Trust. The Trust is an open-end investment company registered under the Investment Company Act of 1940, as amended (the"1940 Act"). The ETF is an individual series of ETF Series Solutions which is also an open-end investment company registered under the 1940 Act. Each of the individual mutual funds and the ETF represents a separate share class of a legal entity organized under the Trust. The Company performs its analysis at the individual mutual fund and ETF level and has concluded the mutual funds and ETF are voting rights entities ("VREs") because the structure of the investment product is such that the shareholders are deemed to have the power through voting rights to direct the activities that most significantly impact the entity's economic performance. To the extent material, these investment products are consolidated if Company ownership, directly or indirectly, represents a majority interest (greater than 50%). The Company records redeemable noncontrolling interests in consolidated investments for which the Company's ownership is less than 100%. The Company has consolidated the ETF, the Diamond Hill Core Bond Fund, the Diamond Hill High Yield Fund,

and the Diamond Hill Global Fund (collectively the "Consolidated Funds") as our ownership is greater than 50% in each as of June 30, 2018.
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
The Company concluded DHIEF was a variable interest entity ("VIE") as DHCM has disproportionately less voting interests than economic interests, given that the limited partners have full power to remove the Company as the General Partner due to the existence of substantive kick-out rights. In addition, substantially all of DHIEF's activities are conducted on behalf of the General Partner which has disproportionately few voting rights. The Company concluded it is not the primary beneficiary of DHIEF as we lack the power to control the entity due to the existence of single-party kick-out rights where the limited partners have the unilateral ability to remove the General Partner without cause. DHCM’s investments in DHIEF are reported as a component of the Company’s investment portfolio, valued at DHCM’s respective share of the net income or loss of DHIEF.
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
Accounts Receivable
Accounts receivable are recorded when they are due and are presented on the balance sheet net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of the individuals or entities that owe the receivable. No allowance for doubtful accounts was deemed necessary at June 30, 2018 or December 31, 2017. Accounts receivable from the Funds were $10.6 million as of June 30, 2018 and $11.6 million as of December 31, 2017.

Investments
Management determines the appropriate classification of its investments at the time of purchase and re-evaluates its determination at each reporting period.
Investments in the Funds we advise where the Company has neither control nor the ability to exercise significant influence, as well as securities held in the Consolidated Funds, are measured at fair value based on quoted market prices. Unrealized gains and losses are recorded as investment income (loss) in the Company's consolidated statements of income.
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
Inputs used to measure fair value might fall in different levels of the fair value hierarchy, in which case the Company defaults to the lowest level input that is significant to the fair value measurement in its entirety. These levels are not necessarily an indication of the risk or liquidity associated with investments. The following table summarizes investments that are recognized in our consolidated balance sheet using fair value measurements (excludes investments classified as equity method investments) determined based upon the differing levels of inputs as of June 30, 2018:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$77,021,577	$—	$—	$77,021,577
Fair value investments
Securities held in Consolidated Funds(a)	44,931,719	104,017,818	—	148,949,537
Company sponsored investments	36,775,789	—	—	36,775,789
(a) Of the securities held in the Consolidated Funds as of June 30, 2018, $86.3 million were held directly by the Company and $62.7 million were held by noncontrolling shareholders.
Level 1 investments are comprised of investments in registered investment companies (mutual funds) or equity securities held in the Consolidated Funds and $77.0 million of investments in money market mutual funds owned by DHCM that the Company classifies as cash equivalents.
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
The Company determines transfers between fair value hierarchy levels at the end of the reporting period. There were no transfers in or out of the levels during the six months ended June 30, 2018.
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
Revenue earned during the three months ended June 30, 2018 and 2017 under contracts with clients include:

	Three Months Ended June 30, 2018
	Investment advisory	Mutual fund administration, net	Total revenue
Proprietary funds	$26,294,908	$2,401,442	$28,696,350
Sub-advised funds and institutional accounts	7,231,365	—	7,231,365
	$33,526,273	$2,401,442	$35,927,715

	Three Months Ended June 30, 2017
	Investment advisory	Mutual fund administration, net	Total revenue
Proprietary funds	$25,553,777	$2,984,217	$28,537,994
Sub-advised funds and institutional accounts	7,004,547	—	7,004,547
	$32,558,324	$2,984,217	$35,542,541
Revenue earned during the six months ended June 30, 2018 and 2017 under contracts with clients include:

	Six Months Ended June 30, 2018
	Investment advisory	Mutual fund administration, net	Total revenue
Proprietary funds	$53,600,106	$5,552,154	$59,152,260
Sub-advised funds and institutional accounts	14,557,457	—	14,557,457
	$68,157,563	$5,552,154	$73,709,717

	Six Months Ended June 30, 2017
	Investment advisory	Mutual fund administration, net	Total revenue
Proprietary funds	$50,403,848	$6,258,313	$56,662,161
Sub-advised funds and institutional accounts	13,919,453	—	13,919,453
	$64,323,301	$6,258,313	$70,581,614
Revenue Recognition – Investment Advisory Fees
The Company's investment advisory contracts have a single performance obligation (the investment advisory services provided to the client) as the promised services are not separately identifiable from other promises in the contracts and, therefore, are not distinct. All performance obligations to provide advisory services are satisfied over time and the Company recognizes revenue as time passes.
The fees we receive for our services under our investment advisory contracts are based on our AUM, which changes based on the value of securities held under each advisory contract. These fees are thereby constrained and represent variable consideration, and are excluded from revenue until the AUM on which our client is billed is no longer subject to market fluctuations.
Revenue Recognition – Variable Rate Fees
The Company manages certain client accounts that provide for variable rate fees. These fees are calculated based on client investment results over rolling five-year periods. The Company records variable rate fees at the end of the contract measurement period because the variable fees earned are constrained based on movements in the financial markets. No variable rate fees were earned during the three and six months ended June 30, 2018 or 2017. The table below shows AUM subject to variable rate fees and the amount of variable rate fees that would be recognized based upon investment results as of June 30, 2018:

	As of June 30, 2018
	AUM subject to variable rate fees	Unearned variable rate fees
Contractual Period Ends:
Quarter Ending December 31, 2018	$103,406,795	$1,352,041
Quarter Ending September 30, 2019	35,092,891	559,421
Quarter Ending March 31, 2020	12,800,012	—
Quarter Ending September 30, 2021	263,730,212	3,578,497
Total	$415,029,910	$5,489,959

The contractual end dates highlight the time remaining until the variable rate fees are scheduled to be earned. The amount of variable rate fees that would be recognized based upon investment results as of June 30, 2018 will increase or decrease based on future client investment results through the contractual period end. There can be no assurance that the unearned amounts will ultimately be earned.
Revenue Recognition – Mutual Fund Administration
DHCM has an administrative and transfer agency services agreement with the Funds under which DHCM performs certain services for each Fund. These services include performance obligations including mutual fund administration, fund accounting, transfer agency and other related functions. These services are performed concurrently under our agreement with the Funds and all performance obligations to provide these administrative services are satisfied over time and the Company recognizes revenue as time passes. For performing these services each Fund pays DHCM a fee, which is calculated using an annual rate times the average daily net assets of each respective share class. These fees are thereby constrained and represent variable consideration, and are excluded from revenue until the AUM on which we bill the Funds is no longer subject to market fluctuations.

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
Mutual fund administration gross and net revenue are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Mutual fund administration:
Administration revenue, gross	$5,993,719	$6,465,152	$12,601,056	$12,874,949
Fund related expense	(3,595,555)	(3,489,399)	(7,063,880)	(6,638,351)
Revenue, net of related expenses	2,398,164	2,975,753	5,537,176	6,236,598
DHCM C-Share financing:
Broker commission advance repayments	83,380	100,576	179,858	214,047
Broker commission amortization	(80,102)	(92,112)	(164,880)	(192,332)
Financing activity, net	3,278	8,464	14,978	21,715
Mutual fund administration revenue, net	$2,401,442	$2,984,217	$5,552,154	$6,258,313
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
The Company is subject to examination by federal and applicable state and local jurisdictions for various tax periods. The Company’s income tax positions are based on research and interpretations of the income tax laws and rulings in each of the jurisdictions in which it does business. Due to the subjectivity of interpretations of laws and rulings in each jurisdiction, the differences and interplay in tax laws among those jurisdictions, and the inherent uncertainty in estimating the final resolution of complex tax audit matters, the Company’s estimates of income tax liabilities may differ from actual payments or assessments. The Company regularly assesses its position with regard to tax exposures and records liabilities for these uncertain tax positions and related interest and penalties, if any, according to the principles of FASB ASC 740, Income Taxes. As of June 30, 2018, the Company has recorded approximately $0.8 million for uncertain tax positions in the state and city jurisdictions in which we do business. The Company records interest and penalties within income tax expense on the income statement.
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
Note 3 Investment Portfolio
As of June 30, 2018, the Company held investments (excluding money market funds, which are included with cash and cash equivalents) worth $205.2 million. The following table summarizes the carrying value of these investments as of June 30, 2018 and December 31, 2017:

	As of
	June 30, 2018	December 31, 2017
Fair value investments:
Securities held in Consolidated Funds(a)	$148,949,537	$65,890,500
Company sponsored investments	36,775,789	36,541,818
Company sponsored equity method investments	19,475,312	36,043,704
Total Investment portfolio	$205,200,638	$138,476,022
(a) Of the securities held in the Consolidated Funds as of June 30, 2018, $86.3 million were held directly by the Company and $62.7 million were held by noncontrolling shareholders. Of the securities held in the Consolidated Funds as of December 31, 2017, $42.6 million were held directly by the Company and $23.3 million were held by noncontrolling shareholders.

New consolidations of Company sponsored investments of $16.4 million in the six months ended June 30, 2018 included the consolidation of the Diamond Hill Global Fund and the Diamond Hill High Yield Fund. As of December 31, 2017, these investments were classified as equity method investments.

As of June 30, 2018, our equity method investees consisted of the Diamond Hill Research Opportunities Fund and DHIEF and our ownership percentages in these investments were 29% and 30%, respectively. The Company's equity method investments consist of cash, marketable equity securities and fixed income securities. The following table includes the condensed summary financial information from the Company's equity method investments as of and for the period ended June 30, 2018:

		As of
		June 30, 2018
Total assets		$97,401,862
Total liabilities		31,334,781
Net assets		66,067,081
DHCM's portion of net assets		19,475,312

	For the Three Months Ended	For the Six Months Ended
	June 30, 2018	June 30, 2018
Investment income	$292,943	$556,095
Expenses	244,943	484,002
Net realized gains (losses)	725,794	(252,686)
Net change in unrealized appreciation	2,089,091	313,546
Net income	2,862,885	132,953
DHCM's portion of net income	860,657	74,718

Note 4 Line of Credit
The Company has an uncommitted Line of Credit Agreement (the "Credit Agreement") with a commercial bank that matures in December of 2018 and permits the Company to borrow up to $25.0 million. Borrowings under the Credit Agreement bear interest at a rate equal to LIBOR plus 1.50%. The Company has not borrowed under the Credit Agreement as of and for the period ended June 30, 2018. No interest is payable on the unused portion of the Credit Agreement.
The proceeds of the Credit Agreement may be used by the Company and its subsidiaries for ongoing working capital needs, to seed new and existing investment strategies and other general corporate purposes. The Credit Agreement contains representations, warranties and covenants that are customary for agreements of this type.
Note 5 Compensation Plans
Share-Based Payment Transactions
The Company issues restricted stock units and restricted stock awards (collectively, "Restricted Stock") under its 2014 Equity and Cash Incentive Plan ("2014 Plan"). Restricted stock units represent common shares which may be issued in the future, whereas restricted stock awards represent common shares issued and outstanding upon grant subject to vesting restrictions. The following table represents a roll-forward of outstanding Restricted Stock and related activity during the six months ended June 30, 2018:

	Shares	Weighted-Average Grant Date Price per Share
Outstanding Restricted Stock as of December 31, 2017	197,900	$165.60
Grants issued	58,650	203.20
Grants vested	(19,450)	74.61
Grants forfeited	(20,400)	196.90
Total Outstanding Restricted Stock as of June 30, 2018	216,700	$173.56
As of June 30, 2018, there were 298,229 common shares available for awards under the 2014 Plan.
Total deferred equity compensation related to unvested Restricted Stock grants was $24.0 million as of June 30, 2018. Compensation expense related to Restricted Stock grants is calculated based upon the fair market value of the common shares on grant date. The Company's policy is to adjust compensation expense for forfeitures as they occur. The recognition of compensation expense related to deferred compensation over the remaining vesting periods is as follows:

Six Months Remaining In
2018	2019	2020	2021	2022	Thereafter	Total
$3,699,502	$6,807,766	$5,333,844	$4,011,302	$3,024,169	$1,143,286	$24,019,869
Stock Grant Transactions
The following table represents common shares issued as part of our incentive compensation program during the six months ended June 30, 2018 and 2017:

	Shares Issued	Grant Date Value
June 30, 2018	20,153	$4,109,197
June 30, 2017	19,219	3,892,424

Deferred Compensation Plans
The Company offers two deferred compensation plans, the Diamond Hill Fixed Term Deferred Compensation Plan and the Diamond Hill Variable Term Deferred Compensation Plan (collectively the “Plans”). Under the Plans, participants may elect to voluntarily defer, for a minimum of five years, certain incentive compensation, which the Company then contributes into the Plans. Each participant is responsible for designating investment options for assets they contribute, and the distribution paid to each participant reflects any gains or losses on the assets realized while in the Plans. Assets held in the Plans are included in the Company’s investment portfolio, and the associated obligation to participants is included in deferred compensation liability. Assets held in the Plans are recorded at fair value. Deferred compensation liability was $24.4 million and $20.5 million as of June 30, 2018 and December 31, 2017, respectively.
Note 6 Operating Leases
The Company currently leases office space of approximately 37,829 square feet at one location. The following table summarizes the total lease and operating expenses for the three and six months ended June 30, 2018 and 2017:

	June 30, 2018	June 30, 2017
Three Months Ended	$238,014	$234,191
Six Months Ended	$494,304	$465,654
The approximate future minimum lease payments under the operating lease are as follows:

Future Minimum Lease Payments
Six Months Remaining In
2018	2019	2020	2021	2022	Thereafter	Total
$293,175	$595,807	$624,179	$624,179	$624,179	$1,092,000	$3,853,519
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
For the three months ended June 30, 2018, the Company recorded income tax expense of $5.0 million, yielding an effective tax rate of 25.2%. The effective tax rate of 25.2% differed from the federal statutory tax rate of 21% due primarily to the additional income tax expense recorded in the state and city jurisdictions in which we do business, which was partially offset by $0.3 million of excess tax benefits from the vesting of stock awards.
For the six months ended June 30, 2018, the Company recorded income tax expense of $8.7 million, yielding an effective tax rate of 23.8%. The effective tax rate of 23.8% differed from the federal statutory tax rate of 21% due primarily to the additional income tax expense recorded in the state and city jurisdictions in which we do business, which was partially offset by $0.5 million of excess tax benefits from the vesting of stock awards.
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

For the six months ended June 30, 2017, the Company recorded income tax expense of $12.5 million, yielding an effective tax rate of 32.4%. The effective tax rate of 32.4% differed from the federal statutory tax rate of 35% due primarily to $1.3 million of excess tax benefits from the vesting of stock awards. The tax benefits were partially offset by the additional income tax expense recorded in the state and city jurisdictions in which we do business.
The net temporary differences incurred to date will reverse in future periods as the Company generates taxable earnings. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets recorded. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2018 and December 31, 2017, no valuation allowance was deemed necessary.
FASB ASC 740, Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of June 30, 2018, the Company has recorded approximately $0.8 million for uncertain tax positions in the state and city jurisdictions in which we do business. The Company did not record an accrual for tax related uncertainties or unrecognized tax positions as of December 31, 2017.
Note 8 Earnings Per Share
The Company’s common shares outstanding consist of all shares issued and outstanding, including unvested restricted shares. Basic and diluted EPS are calculated under the two-class method. Restricted stock units are considered dilutive. The following table sets forth the computation for basic and diluted EPS and reconciliation between basic and diluted shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Income	$14,898,023	$12,967,019	$27,840,151	$26,092,467
Less: Net income attributable to redeemable noncontrolling interest	(527,655)	(328,580)	(480,323)	(697,133)
Net income attributable to common shareholders	$14,370,368	$12,638,439	$27,359,828	$25,395,334

Weighted average number of outstanding shares - Basic	3,518,665	3,443,783	3,503,379	3,436,391
Dilutive impact of restricted stock units	1,151	5,345	1,757	4,631
Weighted average number of outstanding shares - Diluted	3,519,816	3,449,128	3,505,136	3,441,022

Earnings per share attributable to common shareholders
Basic	$4.08	$3.67	$7.81	$7.39
Diluted	$4.08	$3.66	$7.81	$7.38
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
General
The Company derives its consolidated revenue and net income from investment advisory and fund administration services provided by DHCM. DHCM is registered with the SEC as an investment adviser under the 1940 Act. DHCM sponsors, distributes, and provides investment advisory and related services to various clients through the Funds, institutional accounts, the ETF, and the Partnerships.
The Company’s primary objective is to fulfill our fiduciary duty to our clients. Our secondary objective is to grow the intrinsic value of the Company in order to achieve an adequate long-term return for our shareholders.
Assets Under Management
Our revenue is derived primarily from investment advisory and administration fees. Investment advisory and administration fees paid to the Company are generally based on the value of the investment portfolios we manage and fluctuate with changes in the total value of our AUM. Substantially all of our AUM (94%) is valued based on readily available market quotations. AUM in the fixed income strategies (6%) is valued using evaluated prices from independent third-party providers. Fees are recognized in the period that the Company manages these assets.
Our revenues are highly dependent on both the value and composition of AUM. The following is a summary of our AUM by product and investment objective, and a roll-forward of the change in AUM for the three and six months ended June 30, 2018 and 2017:

	Assets Under Management
	As of June 30,
(in millions, except percentages)	2018	2017	% Change
Proprietary funds	$15,545	$15,044	3%
Sub-advised funds	1,628	1,423	14%
Institutional accounts	4,654	4,457	4%
Total AUM	$21,827	$20,924	4%

	Assets Under Management by Investment Strategy
	As of June 30,
(in millions, except percentages)	2018	2017	% Change
Small Cap	$1,482	$1,667	(11)%
Small-Mid Cap	3,409	3,440	(1)%
Mid Cap	130	108	20%
Large Cap	11,020	9,572	15%
All Cap Select	478	405	18%
Long-Short	4,248	4,960	(14)%
Global/International	18	5	260%
Short Duration Fixed Income	425	272	56%
Core Fixed Income	52	42	24%
Long Duration Fixed Income	25	—	NM
Corporate Credit	712	629	13%
High Yield	50	27	85%
(Less: Investments in affiliated funds)(a)	(222)	(203)	9%
Total AUM	$21,827	$20,924	4%
(a) Certain of the Funds own shares of the Diamond Hill Short Duration Total Return Fund. The Company reduces its total AUM by these investments held in this affiliated fund.

	Change in Assets Under Management
	For the Three Months Ended June 30,
(in millions)	2018	2017
AUM at beginning of the period	$21,929	$20,333
Net cash inflows (outflows)
proprietary funds	(362)	389
sub-advised funds	23	(54)
institutional accounts	(53)	(142)
	(392)	193
Net market appreciation and income	290	398
Increase (decrease) during the period	(102)	591
AUM at end of the period	$21,827	$20,924

	Change in Assets Under Management
	For the Six Months Ended June 30,
(in millions)	2018	2017
AUM at beginning of the period	$22,317	$19,381
Net cash inflows (outflows)
proprietary funds	(174)	698
sub-advised funds	126	(132)
institutional accounts	(88)	(207)
	(136)	359
Net market appreciation (depreciation) and income	(354)	1,184
Increase (decrease) during the period	(490)	1,543
AUM at end of the period	$21,827	$20,924

Consolidated Results of Operations
The following is a discussion of our consolidated results of operations.

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except per share amounts and percentages)	2018	2017	% Change	2018	2017	% Change
Total revenue	$35,928	$35,543	1%	$73,710	$70,582	4%
Net operating income	$16,350	$15,967	2%	$34,553	$31,708	9%
Net income attributable to common shareholders	$14,370	$12,638	14%	$27,360	$25,395	8%
Earnings per share attributable to common shareholders (Diluted)	$4.08	$3.66	11%	$7.81	$7.38	6%
Operating profit margin	46%	45%		47%	45%
Operating profit margin, as adjusted(a)	47%	46%		47%	46%
(a) Operating profit margin, as adjusted, is a non-GAAP performance measure. See the Use of Supplemental Data as Non-GAAP Performance Measure section within this report.
Three Months Ended June 30, 2018 compared with Three Months Ended June 30, 2017
The Company generated net income attributable to common shareholders of $14.4 million ($4.08 per diluted share) for the three months ended June 30, 2018, compared with net income attributable to common shareholders of $12.6 million ($3.66 per diluted share) for the three months ended June 30, 2017. Revenue increased $0.4 million period over period due to an increase in average AUM. The Company had $3.6 million in investment income due to market appreciation for the three months ended June 30, 2018, compared to investment income of $3.0 million for the three months ended June 30, 2017.
Income tax expense decreased $1.0 million from the three months ended June 30, 2017 to the three months ended June 30, 2018 due to the the reduction of the effective tax rate from 31.7% to 25.2%. This reduction was primarily due to the impact of the Tax Cuts and Jobs Act, passed on December 22, 2017, which reduced our corporate income tax rate from 35% to 21% quarter over quarter. The effective tax rate of 25.2% differed from the federal statutory tax rate of 21% due primarily to the additional income tax expense recorded in the state and city jurisdictions in which we do business, which was partially offset by $0.3 million of excess tax benefits from the vesting of stock awards.
Operating profit margin was 46% for the three months ended June 30, 2018 and 45% for the three months ended June 30, 2017. Operating profit margin, as adjusted, increased to 47% for the three months ended June 30, 2018 from 46% for the three months ended June 30, 2017. See Use of Supplemental Data as Non-GAAP Performance Measure section within this report. We expect that our operating margin may fluctuate from period-to-period based on various factors, including revenues; investment results; employee performance; staffing levels; development of investment strategies, products, or channels; and industry comparisons.
Revenue

	Three Months Ended June 30,
(in thousands, except percentages)	2018	2017	% Change
Investment advisory	$33,526	$32,558	3%
Mutual fund administration, net	2,402	2,985	(20)%
Total	$35,928	$35,543	1%
As a percent of total revenues for the second quarter of 2018 and 2017, investment advisory fees accounted for 93% and 92%, respectively.
Investment Advisory Fees. Investment advisory fees increased $1.0 million, or 3%, from the three months ended June 30, 2017 to the three months ended June 30, 2018. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates, which vary by investment product. The increase in investment advisory fees was driven by an increase of 7% in average AUM quarter over quarter, which was partially offset by a decrease of two basis points in the average advisory fee rate from 0.64% for the three months ended June 30, 2017 to 0.62% for the three months ended June 30, 2018.

Mutual Fund Administration Fees. Mutual fund administration fees decreased $0.6 million, or 20%, from the three months ended June 30, 2017 to the three months ended June 30, 2018. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of average Funds' AUM. The decrease was due to a reduction in the administration fee rates paid by the Funds and an increase in shareholder servicing expenses and required shareholder mailings that DHCM pays on behalf of the Funds. This was partially offset by the 8% increase in average Funds' AUM from the three months ended June 30, 2017 to the three months ended June 30, 2018. The table below summarizes the decreases in the administration fee rates during the periods indicated:

	Class A & C	Class I	Class Y
1/1/2017 - 5/31/2017	0.24%	0.19%	0.09%
6/1/2017 - 2/27/2018	0.23%	0.18%	0.08%
2/28/2018-6/30/2018	0.21%	0.17%	0.05%
Expenses

	Three Months Ended June 30,
(in thousands, except percentages)	2018	2017	% Change
Compensation and related costs	$14,572	$14,314	2%
General and administrative	2,823	2,980	(5)%
Sales and marketing	1,302	1,253	4%
Mutual fund administration	881	1,029	(14)%
Total	$19,578	$19,576	—%
Compensation and Related Costs. Employee compensation and benefits increased by $0.3 million, or 2%, from the three months ended June 30, 2017 compared to the three months ended June 30, 2018. This increase is primarily due to an increase in compensation cost for employees, including an increase in salary and related benefits of $0.9 million, which was partially offset by a decrease in incentive compensation expense of $0.3 million and a decrease in restricted stock expense of $0.3 million. Incentive compensation can fluctuate significantly period over period as we review investment performance, individual performance, Company performance and other factors.
General and Administrative. General and administrative expenses decreased by $0.2 million, or 5%, from the three months ended June 30, 2017 to the three months ended June 30, 2018. This decrease is due primarily to a decrease in information technology consulting expense of $0.2 million.
Sales and Marketing. Sales and marketing expenses increased 4%, from the three months ended June 30, 2017 to the three months ended June 30, 2018. The increase was primarily due to additional payments made to third party intermediaries related to the sale of our proprietary funds.
Mutual Fund Administration. Mutual fund administration expenses decreased by $0.1 million, or 14%, from the three months ended June 30, 2017 to the three months ended June 30, 2018. Mutual fund administration expenses consist of both variable and fixed expenses. The variable expenses are based on Fund AUM and the number of shareholder accounts. The decrease was primarily due to a reduction in outsourced administration services.
Six Months Ended June 30, 2018 compared with Six Months Ended June 30, 2017
The Company generated net income attributable to common shareholders of $27.4 million ($7.81 per diluted share) for the six months ended June 30, 2018, compared with net income attributable to common shareholders of $25.4 million ($7.38 per diluted share) for the six months ended June 30, 2017. Revenue increased $3.1 million period over period primarily due to an increase in average AUM. The revenue increase was partially offset by an increase in operating expenses of $0.3 million primarily related to increases in compensation and related costs. The Company had $2.0 million in investment income due to market appreciation for the six months ended June 30, 2018 compared to investment income of $6.9 million for the six months ended June 30, 2017.

Income tax expense decreased $3.8 million from the six months ended June 30, 2017 to the six months ended June 30, 2018 due to the reduction of the Company's effective tax rate from 32.4% to 23.8%. This reduction was primarily due to the impact of the Tax Cuts and Jobs Act, passed on December 22, 2017, which reduced our corporate income tax rate from 35% to 21% quarter over quarter. The effective tax rate of 23.8% differed from the federal statutory tax rate of 21% due primarily to the additional income tax expense recorded in the state and city jurisdictions in which we do business, which was partially offset by $0.5 million of excess tax benefits from the vesting of stock awards.
Operating profit margin was 47% for the six months ended June 30, 2018 and 45% for the six months ended June 30, 2017. Operating profit margin, as adjusted, increased to 47% for the six months ended June 30, 2018 from 46% for the six months ended June 30, 2017. See Use of Supplemental Data as Non-GAAP Performance Measure section within this report. We expect that our operating margin may fluctuate from period-to-period based on various factors, including revenues; investment results; employee performance; staffing levels; development of investment strategies, products, or channels; and industry comparisons.
Revenue

	Six Months Ended June 30,
(in thousands, except percentages)	2018	2017	% Change
Investment advisory	$68,158	$64,323	6%
Mutual fund administration, net	5,552	6,259	(11)%
Total	$73,710	$70,582	4%
Investment advisory fees accounted for 92% and 91% of total revenues for the six months ended June 30, 2018 and 2017, respectively.
Investment Advisory Fees. Investment advisory fees increased $3.8 million, or 6%, from the six months ended June 30, 2017 to the six months ended June 30, 2018. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates, which vary by investment product. The increase in investment advisory fees was driven by an increase of 9% in average AUM period over period, and was partially offset by a decrease of two basis points in the average advisory fee rate from 0.64% for the six months ended June 30, 2017 to 0.62% for the six months ended June 30, 2018.
Mutual Fund Administration Fees. Mutual fund administration fees decreased $0.7 million, or 11%, from the six months ended June 30, 2017 to the six months ended June 30, 2018. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of average Funds' AUM. The decrease was due to a reduction in the administration fee rates paid by the Funds and an increase in shareholder servicing expenses and required shareholder mailings that DHCM pays on behalf of the Funds. This was partially offset by the 10% increase in average Funds' AUM from the six months ended June 30, 2017 to the six months ended June 30, 2018. The table below summarizes the decreases in the administration fee rates during the periods indicated:

	Class A & C	Class I	Class Y
1/1/2017 - 5/31/2017	0.24%	0.19%	0.09%
6/1/2017 - 2/27/2018	0.23%	0.18%	0.08%
2/28/2018-6/30/2018	0.21%	0.17%	0.05%
Expenses

	Six Months Ended June 30,
(in thousands, except percentages)	2018	2017	% Change
Compensation and related costs	$28,960	$27,993	3%
General and administrative	5,786	6,469	(11)%
Sales and marketing	2,512	2,383	5%
Mutual fund administration	1,898	2,028	(6)%
Total	$39,156	$38,873	1%

Compensation and Related Costs. Employee compensation and benefits increased by $1.0 million, or 3%, from the six months ended June 30, 2017 to the six months ended June 30, 2018. This increase is primarily due to an increase in salary and related benefits of $1.8 million and an increase in incentive compensation of $0.7 million. Those increases were partially offset by a decrease in deferred compensation expense of $1.0 million, and a decrease in restricted stock expense of $0.5 million. Incentive compensation expense can fluctuate significantly period over period as we evaluate investment performance, individual performance, Company performance and other factors.
General and Administrative. General and administrative expenses decreased by $0.7 million, or 11%, from the six months ended June 30, 2017 to the six months ended June 30, 2018. This decrease was due to a decrease in charitable donations of approximately $0.7 million.
Sales and Marketing. Sales and marketing expenses increased by $0.1 million, or 5%, from the six months ended June 30, 2017 to the six months ended June 30, 2018. The increase was primarily due to additional payments made to third party intermediaries related to the sale of our proprietary funds.
Mutual Fund Administration. Mutual fund administration expenses decreased by $0.1 million, or 6%, from the six months ended June 30, 2017 to the six months ended June 30, 2018. Mutual fund administration expenses consist of both variable and fixed expenses. The variable expenses are based on Fund AUM and the number of shareholder accounts. The decrease was primarily due to a reduction in outsourced administration services.
Liquidity and Capital Resources
Sources of Liquidity
Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, investments, and accounts receivable. Our main source of liquidity is cash flows from operating activities, which are generated from investment advisory and fund administration fees. Cash and cash equivalents, accounts receivable, and investments represented approximately 96% and 94% of total assets as of June 30, 2018 and December 31, 2017, respectively. We believe these sources of liquidity, as well as our continuing cash flows from operating activities, will be sufficient to meet our current and future operating needs for at least the next 12 months.
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
Working Capital
As of June 30, 2018, the Company had working capital of approximately $195.8 million, compared to $162.5 million at December 31, 2017. Working capital includes cash, securities owned by common shareholders, prepaid expenses and current receivables, net of all liabilities. The Company has no debt, and we believe our available working capital is sufficient to cover current expenses and anticipated capital expenditures.

Below is a summary of securities owned by the Company as of June 30, 2018 and December 31, 2017.

	As of
	June 30, 2018	December 31, 2017
Corporate Investments:
Diamond Hill Core Bond Fund	$36,368,849	$30,529,852
Diamond Hill High Yield Fund	25,124,671	14,200,885
Diamond Hill Mid Cap Fund	17,564,193	19,270,451
Diamond Hill Research Opportunities Fund	15,480,553	15,409,571
Diamond Hill Valuation-Weighted 500 ETF	12,442,222	12,096,719
Diamond Hill Global Fund	9,942,549	—
Diamond Hill Global Fund, L.P.	—	2,055,196
Diamond Hill International Equity Fund, L.P.	1,166,372	1,173,870
Total Corporate Investments	118,089,409	94,736,544
Deferred Compensation Plan Investments in the Funds	24,449,750	20,480,790
Total investments held by DHCM	142,539,159	115,217,334
Redeemable noncontrolling interest in Consolidated Funds	62,661,479	23,258,688
Total Investment Portfolio	$205,200,638	$138,476,022
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
For the six months ended June 30, 2018, net cash used in operating activities totaled $7.3 million. Cash used in operating activities was primarily driven by net purchases of securities held in the underlying investment portfolios of the Consolidated Funds of $46.4 million. This cash outflow was partially offset by net income of $27.8 million, the add back of share-based compensation of $4.1 million, depreciation of $0.6 million, and the cash impact of timing differences in the settlement of assets and liabilities of $6.6 million. Absent the cash used by Consolidated Funds to purchase securities into their investment portfolios, cash flow provided by operations was $33.1 million.
For the six months ended June 30, 2017, net cash provided by operating activities totaled $21.7 million. Cash inflows provided by operating activities were primarily driven by net income of $26.1 million, the add back of share-based compensation of $4.1 million and depreciation of $0.4 million. These cash inflows were partially offset by the net change in securities held in the underlying investment portfolios of the Consolidated Funds of $3.7 million and the impact of timing differences in the settlement of assets and liabilities of $5.2 million. Absent the cash used by the Consolidated Funds to purchase securities into their investment portfolios, cash flow provided by operations was approximately $23.8 million.
Cash Flows from Investing Activities
The Company’s cash flows from investing activities consist primarily of capital expenditures and purchases and redemptions in our investment portfolio.
Cash flows used in investing activities totaled $2.4 million for the six months ended June 30, 2018. The Company purchased investments of $3.3 million and $0.6 million of property and equipment purchases during the period. These cash outflows were partially offset by proceeds from the sale of investments of $1.5 million.
Cash flows used in investing activities totaled $9.8 million for the six months ended June 30, 2017. The Company purchased corporate investments of $11.4 million and $0.1 million of property and equipment purchases during the period. Those cash outflows were partially offset by proceeds from the sale of investments of $1.7 million.

Cash Flows from Financing Activities
The Company’s cash flows from financing activities consist primarily of shares withheld related to employee tax withholding and distributions to, or contributions from, redeemable noncontrolling interest holders.
For the six months ended June 30, 2018, net cash provided by financing activities totaled $11.3 million, consisting of net subscriptions received in the Consolidated Funds from redeemable noncontrolling interest holders of $12.3 million, which were partially offset by the value of shares withheld related to employee tax withholding of $0.9 million.
For the six months ended June 30, 2017, net cash provided by financing activities totaled $1.4 million, consisting of net subscriptions received in the Consolidated Funds from redeemable noncontrolling interest holders of $3.3 million, which were partially offset by the value of shares withheld related to employee tax withholding of $1.9 million.
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
The following table summarizes the condensed cash flows for the six months ended June 30, 2018, that are attributable to Diamond Hill Investment Group, Inc. and to the Consolidated Funds, and the related eliminations required in preparing the consolidated statements.

	Six Months Ended June 30, 2018
	Cash flow attributable to Diamond Hill Investment Group, Inc.	Cash flow attributable to Consolidated Funds	Eliminations	As reported on the Consolidated Statement of Cash Flows
Cash flows from Operating Activities:
Net Income	$27,359,828	$872,167	$(391,844)	$27,840,151
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	574,457	—	—	574,457
Share-based compensation	4,083,360	—	—	4,083,360
Net (gains)/losses on investments	1,125,003	(872,167)	391,844	644,680
Net change in securities held by Consolidated Funds	—	(46,416,866)	—	(46,416,866)
Other changes in assets and liabilities	(69,968)	6,006,882	—	5,936,914
Net cash provided by (used in) operating activities	33,072,680	(40,409,984)	—	(7,337,304)
Net cash used in investing activities	(30,530,622)	—	28,158,304	(2,372,318)
Net cash provided by (used in) financing activities	(917,161)	40,409,984	(28,158,304)	11,334,519
Net change during the period	1,624,897	—	—	1,624,897
Cash and cash equivalents at beginning of period	76,602,108	—	—	76,602,108
Cash and cash equivalents at end of period	$78,227,005	$—	$—	$78,227,005

Use of Supplemental Data as Non-GAAP Performance Measure
As supplemental information, we are providing performance measures that are based on methodologies other than U.S. generally accepted accounting principles (“non-GAAP”). We believe the non-GAAP measures below are useful measures of our core business activities, are important metrics in estimating the value of an asset management business and may enable more appropriate comparison to our peers. These non-GAAP measures should not be a substitute for financial measures calculated in accordance with GAAP, and may be calculated differently by other companies. The following schedule reconciles GAAP measures to non-GAAP measures for the three and six months ended June 30, 2018 and 2017, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages and per share data)	2018	2017	2018	2017
Total revenue	$35,928	$35,543	$73,710	$70,582

Net operating income, GAAP basis	$16,350	$15,967	$34,553	$31,708
Non-GAAP adjustment:
Gains (losses) on deferred compensation plan investments, net(1)	456	436	(60)	1,021
Net operating income, as adjusted, non-GAAP basis(2)	16,806	16,403	34,493	32,729
Non-GAAP adjustment:
Tax provision on net operating income, as adjusted, non-GAAP basis(3)	(4,234)	(5,203)	(8,226)	(10,613)
Net operating income, as adjusted, after tax, non-GAAP basis(4)	$12,572	$11,200	$26,267	$22,116

Net operating income, as adjusted after tax per diluted share, non-GAAP basis(5)	$3.57	$3.25	$7.49	$6.43
Diluted weighted average shares outstanding, GAAP basis	3,520	3,449	3,505	3,441

Operating profit margin, GAAP basis	46%	45%	47%	45%
Operating profit margin, as adjusted, non-GAAP basis(6)	47%	46%	47%	46%
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

Critical Accounting Policies and Estimates

Consolidation. We consolidate all subsidiaries and certain investments in which we have a controlling interest. We are generally deemed to have a controlling interest when we own the majority of the voting interest of a VRE or are deemed to be the primary beneficiary of a VIE. VIEs are entities that lack sufficient equity to finance its activities or the equity holders do not have defined power to direct the activities of the entity normally associated with an equity investment. Our analysis to determine whether an entity is a VIE or a VRE involves judgment and considers several factors, including an entity's legal organization, equity structure, the rights of the investment holders, our ownership interest in the entity, and our contractual involvement with the entity. We continually review and reconsider our VIE or VRE conclusions upon the occurrence of certain events, such as changes to our ownership interest or amendments to contract documents. Our VIEs are primarily sponsored investment entities and our variable interest consists of our equity ownership in these entities. The Company concluded we are not the primary beneficiary of any of these VIEs as of June 30, 2018, as we lack the power to control these entities.

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
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
During the quarter ended June 30, 2018, the Company did not purchase any of its common shares and did not sell any common shares that were not registered under the Securities Act of 1933. The following table sets forth information regarding the Company’s repurchase program of its common shares and shares withheld for tax payments due upon employee Restricted Stock which vested during the second quarter of fiscal year 2018:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(b)
April 1, 2018 through April 30, 2018	2,012	$206.56	—	318,433
May 1, 2018 through May 31, 2018	—	$—	—	318,433
June 1, 2018 through June 30, 2018	—	$—	—	318,433
Total	2,012	$206.56	—	318,433

(a)
All of the 2,012 shares of the Company's common shares purchased during the quarter ended June 30, 2018 represented shares withheld for tax payments due upon employee Restricted Stock which vested during the quarter.

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

3.2	Certificate of Amendment by Shareholders to the Articles of Incorporation of the Company (Incorporated by reference from Form 8-K Current Report for the event on April 28, 2017; File No. 000-24498.)

3.3	Amended and Restated Code of Regulations of the Company (Incorporated by reference from Form 8-K Current Report, Exhibit 3.2, filed with the SEC on April 28, 2017; File No. 000-24498.)

10.1	Separation Agreement and Release of All Claims between Diamond Hill Capital Management, Inc. and Lisa Wesolek dated May 30, 2018. (Filed herewith)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Section 1350 Certifications. (Furnished herewith)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

DIAMOND HILL INVESTMENT GROUP, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DIAMOND HILL INVESTMENT GROUP, INC.

Date	Title	Signature

August 1, 2018	Chief Executive Officer and President	/s/ Christopher M. Bingaman
Christopher M. Bingaman

August 1, 2018	Chief Financial Officer and Treasurer	/s/ Thomas E. Line
Thomas E. Line