Form 10-Q
period 2018-09-30
DIAMOND HILL INVESTMENT GROUP INC
filed 2018-10-30
CIK 909108

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
Commission file number 000-24498

DIAMOND HILL INVESTMENT GROUP, INC.

(Exact name of registrant as specified in its charter)

Ohio	65-0190407
(State of incorporation)	(I.R.S. Employer Identification No.)
325 John H. McConnell Blvd, Suite 200, Columbus, Ohio 43215
(Address of principal executive offices) (Zip Code)
(614) 255-3333
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes:  ☒    No:  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes:  ☐    No:  ☒
The number of shares outstanding of the issuer’s common stock, as of October 30, 2018, is 3,511,541 shares.

DIAMOND HILL INVESTMENT GROUP, INC.

PART I:	FINANCIAL INFORMATION

ITEM 1:	Consolidated Financial Statements
Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	9/30/2018	12/31/2017
	(Unaudited)
ASSETS
Cash and cash equivalents	$100,619,433	$76,602,108
Investment portfolio	212,389,477	138,476,022
Accounts receivable	19,365,969	19,220,279
Prepaid expenses	2,305,652	2,073,343
Income taxes receivable	—	4,114,962
Property and equipment, net of depreciation	3,908,750	4,057,901
Deferred taxes	7,553,479	5,843,704
Total assets	$346,142,760	$250,388,319
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$13,654,401	$11,890,403
Accrued incentive compensation	21,709,000	25,496,500
Deferred compensation	25,432,661	20,480,790
Income taxes payable	640,811	—
Total liabilities	61,436,873	57,867,693
Redeemable noncontrolling interest	60,714,693	20,076,806
Permanent Shareholders’ equity
Common stock, no par value 7,000,000 shares authorized; 3,534,148 issued and outstanding at September 30, 2018 (inclusive of 207,500 unvested shares); 3,470,428 issued and outstanding at December 31, 2017 (inclusive of 191,900 unvested shares)	130,555,846	118,209,111
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred equity compensation	(22,502,206)	(19,134,963)
Retained earnings	115,937,554	73,369,672
Total permanent shareholders’ equity	223,991,194	172,443,820
Total liabilities and shareholders’ equity	$346,142,760	$250,388,319

Book value per share	$63.38	$49.69
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUES:
Investment advisory	$34,928,205	$33,782,603	$103,085,767	$98,105,905
Mutual fund administration, net	2,543,442	2,989,026	8,095,596	9,247,339
Total revenue	37,471,647	36,771,629	111,181,363	107,353,244
OPERATING EXPENSES:
Compensation and related costs	15,441,623	14,446,102	44,401,217	42,438,985
General and administrative	2,962,220	3,088,000	8,748,419	9,556,585
Sales and marketing	1,281,856	1,230,306	3,793,382	3,612,877
Mutual fund administration	870,103	1,119,889	2,769,009	3,149,242
Total operating expenses	20,555,802	19,884,297	59,712,027	58,757,689
NET OPERATING INCOME	16,915,845	16,887,332	51,469,336	48,595,555
Investment income, net	5,210,332	2,767,747	7,216,278	9,673,720
INCOME BEFORE TAXES	22,126,177	19,655,079	58,685,614	58,269,275
Income tax expense	(5,726,807)	(6,496,980)	(14,446,092)	(19,018,708)
NET INCOME	16,399,370	13,158,099	44,239,522	39,250,567
Less: Net income attributable to redeemable noncontrolling interest	(1,191,317)	(459,252)	(1,671,640)	(1,156,385)
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$15,208,053	$12,698,847	$42,567,882	$38,094,182
Earnings per share attributable to common shareholders
Basic	$4.31	$3.68	$12.12	$11.07
Diluted	$4.31	$3.67	$12.11	$11.05
Weighted average shares outstanding
Basic	3,530,586	3,454,178	3,512,547	3,442,402
Diluted	3,532,346	3,461,418	3,514,517	3,447,976
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest (unaudited)

	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at December 31, 2017	3,470,428	$118,209,111	$(19,134,963)	$73,369,672	$172,443,820	$20,076,806
Issuance of restricted stock grants	63,950	12,298,334	(12,298,334)	—	—	—
Amortization of restricted stock grants	—	—	4,814,465	—	4,814,465	—
Issuance of stock grants	20,153	4,109,197	—	—	4,109,197	—
Issuance of common stock related to 401k plan match	8,481	1,658,358	—	—	1,658,358	—
Shares withheld related to employee tax withholding	(7,964)	(1,602,528)	—	—	(1,602,528)	—
Forfeiture of restricted stock grants	(20,900)	(4,116,626)	4,116,626	—	—	—
Net income	—	—	—	42,567,882	42,567,882	1,671,640
Net subscriptions of Consolidated Funds	—	—	—	—	—	22,521,607
New consolidations of Company sponsored investments	—	—	—	—	—	16,444,640
Balance at September 30, 2018	3,534,148	$130,555,846	$(22,502,206)	$115,937,554	$223,991,194	$60,714,693
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$44,239,522	$39,250,567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	868,243	659,707
Share-based compensation	6,472,823	6,258,112
(Increase) decrease in accounts receivable	(90,525)	143,920
Change in current income taxes	4,755,773	(432,068)
Change in deferred income taxes	(1,709,775)	(1,653,524)
Net gains on investments	(3,184,197)	(7,829,950)
Net change in securities held by Consolidated Funds	(47,246,344)	(5,639,151)
Increase in accrued incentive compensation	321,697	2,268,924
Increase in deferred compensation	4,951,871	5,388,568
Other changes in assets and liabilities	252,238	2,188,850
Net cash provided by operating activities	9,631,326	40,603,955
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(699,917)	(509,750)
Purchase of Company sponsored investments	(4,362,077)	(13,372,301)
Proceeds from sale of Company sponsored investments	1,789,359	2,745,690
Net cash used in investing activities	(3,272,635)	(11,136,361)
CASH FLOWS FROM FINANCING ACTIVITIES:
Value of shares withheld related to employee tax withholding	(1,602,528)	(2,789,949)
Net subscriptions received from redeemable noncontrolling interest holders	19,261,162	6,022,875
Net cash provided by financing activities	17,658,634	3,232,926
CASH AND CASH EQUIVALENTS
Net change during the period	24,017,325	32,700,520
At beginning of period	76,602,108	57,189,876
At end of period	$100,619,433	$89,890,396
Supplemental cash flow information:
Income taxes paid	$11,400,094	$21,104,300
Supplemental disclosure of non-cash transactions:
Common stock issued as incentive compensation	$4,109,197	$3,892,424
Charitable donation of corporate investments and property and equipment	1,989,803	1,748,841
Net subscriptions (redemptions) of ETF shares for marketable securities	3,260,445	(1,555,305)
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
Note 2 Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of September 30, 2018 and December 31, 2017, and for the three- and nine-month periods ended September 30, 2018 and 2017, for Diamond Hill Investment Group, Inc. and its subsidiaries (referred to in these notes to the condensed consolidated financial statements as "the Company," "management," "we," "us," and "our") have been prepared in accordance with United States generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q and Article 10 of the Securities and Exchange Commission ("SEC") Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair statement of the financial condition and results of operations at the dates and for the interim periods presented, have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for any full fiscal year. These unaudited condensed consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 ("2017 Annual Report") as filed with the SEC.
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
The Company holds certain investments in the Funds and the ETF for general corporate investment purposes, to provide seed capital for newly formed strategies or to add capital to existing strategies. The Funds are organized in a series fund structure in which there are multiple mutual funds within one Trust. The Trust is an open-end investment company registered under the Investment Company Act of 1940, as amended (the"1940 Act"). The ETF is an individual series of ETF Series Solutions which is also an open-end investment company registered under the 1940 Act. Each of the individual mutual funds and the ETF represents a separate share class of a legal entity organized under the Trust. The Company performs its analysis at the individual mutual fund and ETF level and has concluded the mutual funds and ETF are voting rights entities ("VREs") because the structure of the investment product is such that the shareholders are deemed to have the power through voting rights to direct the activities that most significantly impact the entity's economic performance. To the extent material, these investment products are consolidated if Company ownership, directly or indirectly, represents a majority interest (greater than 50%). The Company records redeemable noncontrolling interests in consolidated investments for which the Company's ownership is less than 100%. The Company has consolidated the ETF, the Diamond Hill Core Bond Fund, the Diamond Hill High Yield Fund, and the Diamond Hill Global Fund (collectively the "Consolidated Funds") as of September 30, 2018.
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
The Company concluded DHIEF was a variable interest entity ("VIE") as DHCM has disproportionately less voting interest than economic interest, given that the limited partners have full power to remove the Company as the General Partner due to the existence of substantive kick-out rights. In addition, substantially all of DHIEF's activities are conducted on behalf of the General Partner which has disproportionately few voting rights. The Company concluded it is not the primary beneficiary of DHIEF as we lack the power to control the entity due to the existence of single-party kick-out rights where the limited partners have the unilateral ability to remove the General Partner without cause. DHCM’s investments in DHIEF are reported as a component of the Company’s investment portfolio, valued at DHCM’s respective share of the net income or loss of DHIEF.
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
Certain board members and employees of the Company invest in the LPs and are not subject to a management fee or an incentive fee. These individuals receive no remuneration as a result of their personal investment in the LPs. The capital of the General Partner is not subject to a management fee or an incentive fee.
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
Accounts Receivable
Accounts receivable are recorded when they are due and are presented on the balance sheet net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of the individuals or entities that owe the receivable. No allowance for doubtful accounts was deemed necessary at September 30, 2018 or December 31, 2017. Accounts receivable from the Funds were $10.8 million as of September 30, 2018 and $11.6 million as of December 31, 2017.

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
Inputs used to measure fair value might fall in different levels of the fair value hierarchy, in which case the Company defaults to the lowest level input that is significant to the fair value measurement in its entirety. These levels are not necessarily an indication of the risk or liquidity associated with investments. The following table summarizes investments that are recognized in our consolidated balance sheet using fair value measurements (excludes investments classified as equity method investments) determined based upon the differing levels of inputs as of September 30, 2018:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$98,886,472	$—	$—	$98,886,472
Fair value investments
Securities held in Consolidated Funds(a)	43,884,224	109,615,566	—	153,499,790
Company sponsored investments	38,757,226	—	—	38,757,226
(a) Of the securities held in the Consolidated Funds as of September 30, 2018, $85.9 million were held directly by the Company and $67.6 million were held by noncontrolling shareholders.
Level 1 investments are comprised of investments in registered investment companies (mutual funds) or equity securities held in the Consolidated Funds and $98.9 million of investments in money market mutual funds owned by DHCM that the Company classifies as cash equivalents.
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
The Company determines transfers between fair value hierarchy levels at the end of the reporting period. There were no transfers in or out of the levels during the nine months ended September 30, 2018.
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
Revenue earned during the three months ended September 30, 2018 and 2017 under contracts with clients include:

	Three Months Ended September 30, 2018
	Investment advisory	Mutual fund administration, net	Total revenue
Proprietary funds	$26,864,835	$2,543,442	$29,408,277
Sub-advised funds and institutional accounts	8,063,370	—	8,063,370
	$34,928,205	$2,543,442	$37,471,647

	Three Months Ended September 30, 2017
	Investment advisory	Mutual fund administration, net	Total revenue
Proprietary funds	$26,571,891	$2,989,026	$29,560,917
Sub-advised funds and institutional accounts	7,210,712	—	7,210,712
	$33,782,603	$2,989,026	$36,771,629
Revenue earned during the nine months ended September 30, 2018 and 2017 under contracts with clients include:

	Nine Months Ended September 30, 2018
	Investment advisory	Mutual fund administration, net	Total revenue
Proprietary funds	$80,464,941	$8,095,596	$88,560,537
Sub-advised funds and institutional accounts	22,620,826	—	22,620,826
	$103,085,767	$8,095,596	$111,181,363

	Nine Months Ended September 30, 2017
	Investment advisory	Mutual fund administration, net	Total revenue
Proprietary funds	$76,975,740	$9,247,339	$86,223,079
Sub-advised funds and institutional accounts	21,130,165	—	21,130,165
	$98,105,905	$9,247,339	$107,353,244
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
Revenue Recognition – Variable Rate Fees
The Company manages certain client accounts that provide for variable rate fees. These fees are calculated based on client investment results over rolling five-year periods. The Company records variable rate fees at the end of the contract measurement period because the variable fees earned are constrained based on movements in the financial markets. During the three and nine months ended September 30, 2018, the Company recorded $0.6 million in variable rate fees. No variable rate fees were earned during the three and nine months ended September 30, 2017. The table below shows AUM subject to variable rate fees and the amount of variable rate fees that would be recognized based upon investment results as of September 30, 2018:

	As of September 30, 2018
	AUM subject to variable rate fees	Unearned variable rate fees
Contractual Period Ends:
Quarter Ending December 31, 2018	$61,028,560	$1,416,398
Quarter Ending September 30, 2019	36,681,776	708,542
Quarter Ending March 31, 2020	13,336,076	—
Quarter Ending September 30, 2021	284,788,511	4,145,635
Total	$395,834,923	$6,270,575

The contractual end dates highlight the time remaining until the variable rate fees are scheduled to be earned. The amount of variable rate fees that would be recognized based upon investment results as of September 30, 2018 will increase or decrease based on future client investment results through the contractual period end. There can be no assurance that the unearned amounts will ultimately be earned.
Revenue Recognition – Mutual Fund Administration
DHCM has an administrative and transfer agency services agreement with the Funds under which DHCM performs certain services for each Fund. These services include performance obligations including mutual fund administration, fund accounting, transfer agency and other related functions. These services are performed concurrently under our agreement with the Funds, and all performance obligations to provide these administrative services are satisfied over time, and the Company recognizes revenue as time passes. For performing these services each Fund pays DHCM a fee, which is calculated using an annual rate times the average daily net assets of each respective share class. These fees are thereby constrained and represent variable consideration, and are excluded from revenue until the AUM on which we bill the Funds is no longer subject to market fluctuations.

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
Mutual fund administration gross and net revenue are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Mutual fund administration:
Administration revenue, gross	$6,169,984	$6,557,054	$18,771,040	$19,432,002
Fund related expense	(3,638,618)	(3,576,598)	(10,702,498)	(10,214,948)
Revenue, net of related expenses	2,531,366	2,980,456	8,068,542	9,217,054
DHCM C-Share financing:
Broker commission advance repayments	84,248	101,238	264,107	315,283
Broker commission amortization	(72,172)	(92,668)	(237,053)	(284,998)
Financing activity, net	12,076	8,570	27,054	30,285
Mutual fund administration revenue, net	$2,543,442	$2,989,026	$8,095,596	$9,247,339
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
The Company is subject to examination by federal and applicable state and local jurisdictions for various tax periods. The Company’s income tax positions are based on research and interpretations of the income tax laws and rulings in each of the jurisdictions in which it does business. Due to the subjectivity of interpretations of laws and rulings in each jurisdiction, the differences and interplay in tax laws among those jurisdictions, and the inherent uncertainty in estimating the final resolution of complex tax audit matters, the Company’s estimates of income tax liabilities may differ from actual payments or assessments. The Company regularly assesses its position with regard to tax exposures and records liabilities for these uncertain tax positions and related interest and penalties, if any, according to the principles of FASB ASC 740, Income Taxes. As of September 30, 2018, the Company has recorded approximately $0.8 million for uncertain tax positions in the state and city jurisdictions in which we do business. The Company records interest and penalties within income tax expense on the income statement.
Earnings Per Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period, which includes participating securities. Diluted EPS reflects the potential dilution of EPS due to unvested restricted stock units. See Note 8.

Newly Issued But Not Yet Adopted Accounting Guidance
In February 2016, the FASB issued ASU 2016-02, "Leases", which, among other things, requires lessees to recognize most leases on-balance sheet. This will increase the reported assets and liabilities of lessees - in some cases significantly. Lessor accounting remains substantially similar to current GAAP. ASU 2016-02 supersedes Topic 840, Leases. ASU 2016-02 is effective for annual and interim periods in fiscal years beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method for all entities. We will adopt this standard on its effective date, January 1, 2019. While we continue evaluating the full impact this standard will have on our consolidated financial statements, we expect the most significant impact will be the recognition of a lease liability and right of use asset on our consolidated balance sheets for our office operating lease.
In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurements.” This update makes certain removals from, changes to and additions to existing disclosure requirements for fair value measurement. ASU 2018-13 does not change fair value measurements already required or permitted by existing standards. ASU 2018-13 is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Management does not believe that adoption of ASU 2018-13 will materially impact the Company’s financial statements.

Note 3 Investment Portfolio
As of September 30, 2018, the Company held investments (excluding money market funds, which are included with cash and cash equivalents) of $212.4 million. The following table summarizes the carrying value of these investments as of September 30, 2018 and December 31, 2017:

	As of
	September 30, 2018	December 31, 2017
Fair value investments:
Securities held in Consolidated Funds(a)	$153,499,790	$65,890,500
Company sponsored investments	38,757,226	36,541,818
Company sponsored equity method investments	20,132,461	36,043,704
Total Investment portfolio	$212,389,477	$138,476,022
(a) Of the securities held in the Consolidated Funds as of September 30, 2018, $85.9 million were held directly by the Company and $67.6 million were held by noncontrolling shareholders. Of the securities held in the Consolidated Funds as of December 31, 2017, $42.6 million were held directly by the Company and $23.3 million were held by noncontrolling shareholders.

New consolidations of Company sponsored investments of $16.4 million during 2018 included the consolidation of the Diamond Hill Global Fund and the Diamond Hill High Yield Fund. As of December 31, 2017, these investments were classified as equity method investments.

As of September 30, 2018, our equity method investments consisted of the Diamond Hill Research Opportunities Fund and DHIEF, and our ownership percentage in each of these investments was approximately 30%. The following table includes the condensed summary financial information from the Company's equity method investments as of and for the period ended September 30, 2018:

		As of
		September 30, 2018
Total assets		$99,404,580
Total liabilities		31,473,525
Net assets		67,931,055
DHCM's portion of net assets		20,132,461

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2018	September 30, 2018
Investment income	$261,767	$817,862
Expenses	228,936	712,938
Net realized gains	829,029	476,343
Net change in unrealized appreciation	1,374,838	1,688,384
Net income	2,236,698	2,269,651
DHCM's portion of net income	668,226	742,944
Note 4 Line of Credit
The Company has an uncommitted Line of Credit Agreement (the "Credit Agreement") with a commercial bank that matures in December of 2018 and permits the Company to borrow up to $25.0 million. Borrowings under the Credit Agreement bear interest at a rate equal to LIBOR plus 1.50%. The Company has not borrowed under the Credit Agreement as of and for the nine-month period ended September 30, 2018. No interest is payable on the unused portion of the Credit Agreement.
The proceeds of the Credit Agreement may be used by the Company and its subsidiaries for ongoing working capital needs, to seed new and existing investment strategies and for other general corporate purposes. The Credit Agreement contains representations, warranties and covenants that are customary for agreements of this type.
Note 5 Compensation Plans
Share-Based Payment Transactions
The Company issues restricted stock units and restricted stock awards (collectively, "Restricted Stock") under its 2014 Equity and Cash Incentive Plan ("2014 Plan"). Restricted stock units represent common shares which may be issued in the future, whereas restricted stock awards represent common shares issued and outstanding upon grant subject to vesting restrictions. The following table represents a roll-forward of outstanding Restricted Stock and related activity during the nine months ended September 30, 2018:

	Shares	Weighted-Average Grant Date Price per Share
Outstanding Restricted Stock as of December 31, 2017	197,900	$165.60
Grants issued	60,950	201.78
Grants vested	(27,450)	77.81
Grants forfeited	(20,900)	196.97
Total Outstanding Restricted Stock as of September 30, 2018	210,500	$176.75
As of September 30, 2018, there were 296,429 common shares available for awards under the 2014 Plan.

Total deferred equity compensation related to unvested Restricted Stock grants was $22.5 million as of September 30, 2018. Compensation expense related to Restricted Stock grants is calculated based upon the fair market value of the common shares on grant date. The Company's policy is to adjust compensation expense for forfeitures as they occur. The recognition of compensation expense related to deferred compensation over the remaining vesting periods is as follows:

Three Months Remaining In
2018	2019	2020	2021	2022	Thereafter	Total
$1,850,410	$6,863,879	$5,399,940	$4,087,381	$3,100,248	$1,200,348	$22,502,206
Stock Grant Transactions
The following table represents common shares issued as part of our incentive compensation program during the nine months ended September 30, 2018 and 2017:

	Shares Issued	Grant Date Value
September 30, 2018	20,153	$4,109,197
September 30, 2017	19,219	3,892,424
Deferred Compensation Plans
The Company offers two deferred compensation plans, the Diamond Hill Fixed Term Deferred Compensation Plan and the Diamond Hill Variable Term Deferred Compensation Plan (collectively the “Plans”). Under the Plans, participants may elect to voluntarily defer, for a minimum of five years, certain incentive compensation, which the Company then contributes into the Plans. Each participant is responsible for designating investment options for assets they contribute, and the distribution paid to each participant reflects any gains or losses on the assets realized while in the Plans. Assets held in the Plans are included in the Company’s investment portfolio, and the associated obligation to participants is included in deferred compensation liability. Assets held in the Plans are recorded at fair value. Deferred compensation liability was $25.4 million and $20.5 million as of September 30, 2018 and December 31, 2017, respectively.
Note 6 Operating Leases
The Company currently leases office space of approximately 37,829 square feet at one location. The following table summarizes the total lease and operating expenses for the three and nine months ended September 30, 2018 and 2017:

	September 30, 2018	September 30, 2017
Three Months Ended	$238,014	$235,272
Nine Months Ended	$732,318	$700,926
The approximate future minimum lease payments under the operating lease are as follows:

Future Minimum Lease Payments
Three Months Remaining In
2018	2019	2020	2021	2022	Thereafter	Total
$146,587	$586,350	$614,721	$624,179	$624,179	$1,404,000	$4,000,016
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
For the three months ended September 30, 2018, the Company recorded income tax expense of $5.7 million, yielding an effective tax rate of 25.9%. The effective tax rate of 25.9% differed from the federal statutory tax rate of 21% due primarily to the additional income tax expense recorded in the state and city jurisdictions in which we do business, including new jurisdictions in which we are filing in 2018, which was partially offset by $0.2 million of excess tax benefits from the vesting of stock awards.
For the nine months ended September 30, 2018, the Company recorded income tax expense of $14.4 million, yielding an effective tax rate of 24.6%. The effective tax rate of 24.6% differed from the federal statutory tax rate of 21% due primarily to the additional income tax expense recorded in the state and city jurisdictions in which we do business, including new jurisdictions in which we are filing in 2018, which was partially offset by $0.7 million of excess tax benefits from the vesting of stock awards.
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
The net temporary differences incurred to date will reverse in future periods as the Company generates taxable earnings. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets recorded. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2018 and December 31, 2017, no valuation allowance was deemed necessary.
FASB ASC 740, Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of September 30, 2018, the Company has recorded approximately $0.8 million for uncertain tax positions in the state and city jurisdictions in which we do business. The Company did not record an accrual for tax related uncertainties or unrecognized tax positions as of December 31, 2017.

Note 8 Earnings Per Share
The Company’s common shares outstanding consist of all shares issued and outstanding, including unvested restricted shares. Basic and diluted EPS are calculated under the two-class method. Restricted stock units are considered dilutive. The following table sets forth the computation for basic and diluted EPS and reconciliation between basic and diluted shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Income	$16,399,370	$13,158,099	$44,239,522	$39,250,567
Less: Net income attributable to redeemable noncontrolling interest	(1,191,317)	(459,252)	(1,671,640)	(1,156,385)
Net income attributable to common shareholders	$15,208,053	$12,698,847	$42,567,882	$38,094,182

Weighted average number of outstanding shares - Basic	3,530,586	3,454,178	3,512,547	3,442,402
Dilutive impact of restricted stock units	1,760	7,240	1,970	5,574
Weighted average number of outstanding shares - Diluted	3,532,346	3,461,418	3,514,517	3,447,976

Earnings per share attributable to common shareholders
Basic	$4.31	$3.68	$12.12	$11.07
Diluted	$4.31	$3.67	$12.11	$11.05
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
Note 10 Subsequent Event
On October 30, 2018, the Company’s board of directors approved a special cash dividend of $8.00 per share payable December 11, 2018 to shareholders of record on December 3, 2018. This dividend will reduce shareholders' equity by approximately $28.1 million.

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
Our revenues are highly dependent on both the value and composition of AUM. The following is a summary of our AUM by product and investment objective, and a roll-forward of the change in AUM for the three and nine months ended September 30, 2018 and 2017:

	Assets Under Management
	As of September 30,
(in millions, except percentages)	2018	2017	% Change
Proprietary funds	$16,148	$15,417	5%
Sub-advised funds	1,595	1,411	13%
Institutional accounts	4,886	4,627	6%
Total AUM	$22,629	$21,455	5%

	Assets Under Management by Investment Strategy
	As of September 30,
(in millions, except percentages)	2018	2017	% Change
Small Cap	$1,452	$1,549	(6)%
Small-Mid Cap	3,419	3,482	(2)%
Mid Cap	135	121	12%
Large Cap	11,654	10,153	15%
All Cap Select	503	390	29%
Long-Short	4,281	4,943	(13)%
Global/International	19	6	217%
Short Duration Fixed Income	490	296	66%
Core Fixed Income	53	44	20%
Long Duration Fixed Income	25	—	NM
Corporate Credit	773	658	17%
High Yield	54	29	86%
(Less: Investments in affiliated funds)(a)	(229)	(216)	6%
Total AUM	$22,629	$21,455	5%
(a) Certain of the Funds own shares of the Diamond Hill Short Duration Total Return Fund. The Company reduces its total AUM by these investments held in this affiliated fund.

	Change in Assets Under Management
	For the Three Months Ended September 30,
(in millions)	2018	2017
AUM at beginning of the period	$21,827	$20,924
Net cash inflows (outflows)
proprietary funds	(158)	106
sub-advised funds	(130)	(65)
institutional accounts	(82)	1
	(370)	42
Net market appreciation and income	1,172	489
Increase during the period	802	531
AUM at end of the period	$22,629	$21,455

	Change in Assets Under Management
	For the Nine Months Ended September 30,
(in millions)	2018	2017
AUM at beginning of the period	$22,317	$19,381
Net cash inflows (outflows)
proprietary funds	(332)	805
sub-advised funds	(3)	(197)
institutional accounts	(171)	(206)
	(506)	402
Net market appreciation and income	818	1,672
Increase during the period	312	2,074
AUM at end of the period	$22,629	$21,455

Consolidated Results of Operations
The following is a discussion of our consolidated results of operations.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except per share amounts and percentages)	2018	2017	% Change	2018	2017	% Change
Total revenue	$37,472	$36,772	2%	$111,181	$107,353	4%
Net operating income	$16,916	$16,887	—%	$51,469	$48,596	6%
Net income attributable to common shareholders	$15,208	$12,699	20%	$42,568	$38,094	12%
Earnings per share attributable to common shareholders (Diluted)	$4.31	$3.67	17%	$12.11	$11.05	10%
Operating profit margin	45%	46%		46%	45%
Operating profit margin, as adjusted(a)	48%	47%		47%	47%
(a) Operating profit margin, as adjusted, is a non-GAAP performance measure. See the Use of Supplemental Data as Non-GAAP Performance Measure section within this report.
Three Months Ended September 30, 2018 compared with Three Months Ended September 30, 2017
The Company generated net income attributable to common shareholders of $15.2 million ($4.31 per diluted share) for the three months ended September 30, 2018, compared with net income attributable to common shareholders of $12.7 million ($3.67 per diluted share) for the three months ended September 30, 2017. Revenue increased $0.7 million period over period primarily due to an increase in average AUM. The revenue increase was primarily offset by an increase in operating expenses of $0.7 million primarily related to increases in compensation and related costs. The Company had $5.2 million in investment income due to market appreciation for the three months ended September 30, 2018, compared to investment income of $2.8 million for the three months ended September 30, 2017.
Income tax expense decreased $0.8 million from the three months ended September 30, 2017 to the three months ended September 30, 2018 due to the the reduction of the effective tax rate from 33.1% to 25.9%. This reduction was primarily due to the impact of the Tax Cuts and Jobs Act, passed on December 22, 2017, which reduced our corporate income tax rate from 35% to 21% quarter over quarter. The effective tax rate of 25.9% differed from the federal statutory tax rate of 21% due primarily to the additional income tax expense recorded in the state and city jurisdictions in which we do business, which was partially offset by $0.2 million of excess tax benefits from the vesting of stock awards.
Operating profit margin was 45% for the three months ended September 30, 2018 and 46% for the three months ended September 30, 2017. Operating profit margin, as adjusted, increased to 48% for the three months ended September 30, 2018 from 47% for the three months ended September 30, 2017. See Use of Supplemental Data as Non-GAAP Performance Measure section within this report. We expect that our operating margin may fluctuate from period-to-period based on various factors, including revenues; investment results; employee performance; staffing levels; development of investment strategies, products, or channels; and industry comparisons.
Revenue

	Three Months Ended September 30,
(in thousands, except percentages)	2018	2017	% Change
Investment advisory	$34,928	$33,783	3%
Mutual fund administration, net	2,544	2,989	(15)%
Total	$37,472	$36,772	2%
Investment Advisory Fees. Investment advisory fees increased $1.1 million, or 3%, from the three months ended September 30, 2017 to the three months ended September 30, 2018. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates, which vary by investment product. The increase in investment advisory fees was driven by an increase of 7% in average AUM quarter over quarter, which was partially offset by a decrease of two basis points in the average advisory fee rate from 0.64% for the three months ended September 30, 2017 to 0.62% for the three months ended September 30, 2018. The decrease in average advisory fee rate was driven by a shift in the mix of assets held in lower fee rate strategies during the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Mutual Fund Administration Fees. Mutual fund administration fees decreased $0.4 million, or 15%, from the three months ended September 30, 2017 to the three months ended September 30, 2018. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of average Funds' AUM. The decrease was due to a reduction in the administration fee rates paid by the Funds and an increase in shareholder servicing expenses and required shareholder mailings that DHCM pays on behalf of the Funds. This was partially offset by the 6% increase in average Funds' AUM from the three months ended September 30, 2017 to the three months ended September 30, 2018. The table below summarizes the decreases in the administration fee rates during the periods indicated:

	Class A & C	Class I	Class Y
1/1/2017 - 5/31/2017	0.24%	0.19%	0.09%
6/1/2017 - 2/27/2018	0.23%	0.18%	0.08%
2/28/2018 - 9/30/2018	0.21%	0.17%	0.05%
Expenses

	Three Months Ended September 30,
(in thousands, except percentages)	2018	2017	% Change
Compensation and related costs	$15,442	$14,446	7%
General and administrative	2,962	3,088	(4)%
Sales and marketing	1,282	1,230	4%
Mutual fund administration	870	1,120	(22)%
Total	$20,556	$19,884	3%
Compensation and Related Costs. Employee compensation and benefits increased by $1.0 million, or 7%, from the three months ended September 30, 2017 compared to the three months ended September 30, 2018. This increase is primarily due to an increase in salary and related benefits of $0.5 million and an increase in deferred compensation expense of $0.5 million.
General and Administrative. General and administrative expenses decreased 4%, from the three months ended September 30, 2017 to the three months ended September 30, 2018. This decrease is due primarily to a decrease in information technology consulting expense.
Sales and Marketing. Sales and marketing expenses increased 4%, from the three months ended September 30, 2017 to the three months ended September 30, 2018. The increase was primarily due to additional payments made to third-party intermediaries related to the sale of our proprietary funds.
Mutual Fund Administration. Mutual fund administration expenses decreased by $0.2 million, or 22%, from the three months ended September 30, 2017 to the three months ended September 30, 2018. Mutual fund administration expenses consist of both variable and fixed expenses. The variable expenses are based on Fund AUM and the number of shareholder accounts. The decrease was primarily due to a reduction in outsourced administration services.
Nine Months Ended September 30, 2018 compared with Nine Months Ended September 30, 2017
The Company generated net income attributable to common shareholders of $42.6 million ($12.11 per diluted share) for the nine months ended September 30, 2018, compared with net income attributable to common shareholders of $38.1 million ($11.05 per diluted share) for the nine months ended September 30, 2017. Revenue increased $3.8 million period over period primarily due to an increase in average AUM. The revenue increase was partially offset by an increase in operating expenses of $1.0 million primarily related to increases in compensation and related costs. The Company had $7.2 million in investment income due to market appreciation for the nine months ended September 30, 2018 compared to investment income of $9.7 million for the nine months ended September 30, 2017.
Income tax expense decreased $4.6 million from the nine months ended September 30, 2017 to the nine months ended September 30, 2018 due to the reduction of the Company's effective tax rate from 32.6% to 24.6%. This reduction was primarily due to the impact of the Tax Cuts and Jobs Act. The effective tax rate of 24.6% differed from the federal statutory tax rate of 21% due primarily to the additional income tax expense recorded in the state and city jurisdictions in which we do business, which was partially offset by $0.7 million of excess tax benefits from the vesting of stock awards.

Operating profit margin was 46% for the nine months ended September 30, 2018 and 45% for the nine months ended September 30, 2017. Operating profit margin, as adjusted, was 47% for both the nine months ended September 30, 2018 and 2017. See Use of Supplemental Data as Non-GAAP Performance Measure section within this report. We expect that our operating margin may fluctuate from period to period based on various factors, including revenues; investment results; employee performance; staffing levels; development of investment strategies, products, or channels; and industry comparisons.
Revenue

	Nine Months Ended September 30,
(in thousands, except percentages)	2018	2017	% Change
Investment advisory	$103,086	$98,106	5%
Mutual fund administration, net	8,095	9,247	(12)%
Total	$111,181	$107,353	4%
Investment Advisory Fees. Investment advisory fees increased $5.0 million, or 5%, from the nine months ended September 30, 2017 to the nine months ended September 30, 2018. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates, which vary by investment product. The increase in investment advisory fees was driven by an increase of 8% in average AUM period over period, and was partially offset by a decrease of two basis points in the average advisory fee rate from 0.64% for the nine months ended September 30, 2017 to 0.62% for the nine months ended September 30, 2018. The decrease in average advisory fee rate was driven by a shift in the mix of assets held in lower fee rate strategies during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.
Mutual Fund Administration Fees. Mutual fund administration fees decreased $1.2 million, or 12%, from the nine months ended September 30, 2017 to the nine months ended September 30, 2018. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of average Funds' AUM. The decrease was due to a reduction in the administration fee rates paid by the Funds and an increase in shareholder servicing expenses and required shareholder mailings that DHCM pays on behalf of the Funds. This was partially offset by the 9% increase in average Funds' AUM from the nine months ended September 30, 2017 to the nine months ended September 30, 2018. The table below summarizes the decreases in the administration fee rates during the periods indicated:

	Class A & C	Class I	Class Y
1/1/2017 - 5/31/2017	0.24%	0.19%	0.09%
6/1/2017 - 2/27/2018	0.23%	0.18%	0.08%
2/28/2018 - 9/30/2018	0.21%	0.17%	0.05%
Expenses

	Nine Months Ended September 30,
(in thousands, except percentages)	2018	2017	% Change
Compensation and related costs	$44,401	$42,439	5%
General and administrative	8,749	9,557	(8)%
Sales and marketing	3,793	3,613	5%
Mutual fund administration	2,769	3,149	(12)%
Total	$59,712	$58,758	2%
Compensation and Related Costs. Employee compensation and benefits increased by $2.0 million, or 5%, from the nine months ended September 30, 2017 to the nine months ended September 30, 2018. This increase is primarily due to increases in salary and related benefits of $2.3 million and in incentive compensation and restricted stock expense of $0.2 million. These increases were partially offset by a decrease in deferred compensation expense of $0.5 million. Incentive compensation expense can fluctuate significantly period over period as we evaluate investment performance, individual performance, Company performance and other factors.

General and Administrative. General and administrative expenses decreased by $0.8 million, or 8%, from the nine months ended September 30, 2017 to the nine months ended September 30, 2018. This decrease was primarily due to decreases in charitable donations of $1.0 million and information technology consulting expense of $0.4 million, which were partially offset by an increase in research expenses to support our investment team of $0.4 million and depreciation expense of $0.2 million.
Sales and Marketing. Sales and marketing expenses increased by $0.2 million, or 5%, from the nine months ended September 30, 2017 to the nine months ended September 30, 2018. The increase was primarily due to additional payments made to third-party intermediaries related to the sale of our proprietary funds.
Mutual Fund Administration. Mutual fund administration expenses decreased by $0.4 million, or 12%, from the nine months ended September 30, 2017 to the nine months ended September 30, 2018. Mutual fund administration expenses consist of both variable and fixed expenses. The variable expenses are based on Fund AUM and the number of shareholder accounts. The decrease was primarily due to a reduction in outsourced administration services.
Liquidity and Capital Resources
Sources of Liquidity
Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, investments, and accounts receivable. Our main source of liquidity is cash flows from operating activities, which are generated from investment advisory and fund administration fees. Cash and cash equivalents, accounts receivable, and investments represented approximately 96% and 94% of total assets as of September 30, 2018 and December 31, 2017, respectively. We believe these sources of liquidity, as well as our continuing cash flows from operating activities, will be sufficient to meet our current and future operating needs for at least the next 12 months.
Uses of Liquidity
In line with the Company’s primary objective to fulfill our fiduciary duty to clients and secondary objective to achieve an adequate long-term return for shareholders, we anticipate our main uses of cash will be for operating expenses and seed capital to fund new and existing investment strategies.
Our board of directors and management regularly review various factors to determine whether we have capital in excess of that required for our business and the appropriate use of any excess capital. The factors considered include our investment opportunities, capital needed for investment strategies, risks, and future dividend and capital gain tax rates. Our board of directors has also authorized management to repurchase the Company's common shares having an aggregate purchase price up to $50.0 million. The authority to repurchase shares will be exercised from time to time as market conditions warrant and is subject to regulatory considerations. Evaluating management’s stewardship of capital for shareholders is a central part of our investment discipline that we practice for our clients. We hold ourselves to the same standard.
Working Capital
As of September 30, 2018, the Company had working capital of approximately $213 million, compared to $163 million at December 31, 2017. Working capital includes cash, securities owned by common shareholders, prepaid expenses and current receivables, net of all liabilities and redeemable noncontrolling interest. The Company has no debt, and we believe our available working capital is sufficient to cover current expenses and anticipated capital expenditures.

Below is a summary of securities owned by the Company as of September 30, 2018 and December 31, 2017.

	As of
	September 30, 2018	December 31, 2017
Corporate Investments:
Diamond Hill Core Bond Fund	$36,394,830	$30,529,852
Diamond Hill High Yield Fund	25,571,852	14,200,885
Diamond Hill Mid Cap Fund	17,929,066	19,270,451
Diamond Hill Research Opportunities Fund	16,022,598	15,409,571
Diamond Hill Valuation-Weighted 500 ETF	12,190,658	12,096,719
Diamond Hill Global Fund	10,086,637	—
Diamond Hill Global Fund, L.P.	—	2,055,196
Diamond Hill International Equity Fund, L.P.	1,193,456	1,173,870
Total Corporate Investments	119,389,097	94,736,544
Deferred Compensation Plan Investments in the Funds	25,432,661	20,480,790
Total investments held by DHCM	144,821,758	115,217,334
Redeemable noncontrolling interest in Consolidated Funds	67,567,719	23,258,688
Total Investment Portfolio	$212,389,477	$138,476,022
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
For the nine months ended September 30, 2018, net cash provided by operating activities totaled $9.6 million. Cash inflows provided by operating activities was primarily driven by net income of $44.2 million, the add back of share-based compensation of $6.5 million, depreciation of $0.9 million, and the cash impact of timing differences in the settlement of assets and liabilities of $5.2 million. These cash inflows were partially offset by net purchases of securities held in the underlying investment portfolios of the Consolidated Funds of $47.2 million. Absent the cash used by Consolidated Funds to purchase securities into their investment portfolios, cash flow provided by operations was $55.9 million.
For the nine months ended September 30, 2017, net cash provided by operating activities totaled $40.6 million. Cash inflows provided by operating activities were primarily driven by net income of $39.2 million and the add-back of share-based compensation of $6.2 million, depreciation of $0.7 million, and the cash impact of timing differences in the settlement of assets and liabilities of $0.1 million. These cash inflows were partially offset by the net change in trading securities held in the underlying investment portfolios of the Consolidated Funds of $5.6 million. Absent the cash used by the Consolidated Funds to purchase securities into their investment portfolios, cash flow provided by operations was approximately $43.5 million.
Cash Flows from Investing Activities
The Company’s cash flows from investing activities consist primarily of capital expenditures and purchases and redemptions in our investment portfolio.
Cash flows used in investing activities totaled $3.3 million for the nine months ended September 30, 2018. The Company purchased investments of $4.4 million and $0.7 million of property and equipment during the period. These cash outflows were partially offset by proceeds from the sale of investments of $1.8 million.
Cash flows used in investing activities totaled $11.1 million for the nine months ended September 30, 2017. The Company purchased investments of $13.3 million and $0.5 million of property and equipment during the period. These cash outflows were partially offset by proceeds from sales of investments of $2.7 million.

Cash Flows from Financing Activities
The Company’s cash flows from financing activities consist primarily of shares withheld related to employee tax withholding and distributions to, or contributions from, redeemable noncontrolling interest holders.
For the nine months ended September 30, 2018, net cash provided by financing activities totaled $17.7 million, consisting of net subscriptions received in the Consolidated Funds from redeemable noncontrolling interest holders of $19.3 million, which were partially offset by the value of shares withheld related to employee tax withholding of $1.6 million.
For the nine months ended September 30, 2017, net cash provided by financing activities totaled $3.2 million, consisting of net subscriptions received in the Consolidated Funds from redeemable noncontrolling interest holders of $6.0 million, which were partially offset by the value of shares withheld related to employee tax withholding of $2.8 million.
Supplemental Consolidated Cash Flow Statement
Our consolidated balance sheets reflect the investments and other assets and liabilities of the Consolidated Funds, as well as redeemable noncontrolling interests for the portion of the Consolidated Funds that are held by third-party investors. Although we can redeem our net interest in the Consolidated Funds at any time, we cannot directly access or sell the assets held by the Consolidated Funds to obtain cash for general operations. Additionally, the assets of the Consolidated Funds are not available to our general creditors.
The following table summarizes the condensed cash flows for the nine months ended September 30, 2018, that are attributable to Diamond Hill Investment Group, Inc. and to the Consolidated Funds, and the related eliminations required in preparing the consolidated statements.

	Nine Months Ended September 30, 2018
	Cash flow attributable to Diamond Hill Investment Group, Inc.	Cash flow attributable to Consolidated Funds	Eliminations	As reported on the Consolidated Statement of Cash Flows
Cash flows from Operating Activities:
Net Income	$42,567,882	$3,549,489	$(1,877,849)	$44,239,522
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	868,243	—	—	868,243
Share-based compensation	6,472,823	—	—	6,472,823
Net (gains)/losses on investments	(1,512,557)	(3,549,489)	1,877,849	(3,184,197)
Net change in securities held by Consolidated Funds	—	(47,246,344)	—	(47,246,344)
Other changes in assets and liabilities	7,505,048	976,231	—	8,481,279
Net cash provided by (used in) operating activities	55,901,439	(46,270,113)	—	9,631,326
Net cash used in investing activities	(30,281,588)	—	27,008,953	(3,272,635)
Net cash provided by (used in) financing activities	(1,602,526)	46,270,113	(27,008,953)	17,658,634
Net change during the period	24,017,325	—	—	24,017,325
Cash and cash equivalents at beginning of period	76,602,108	—	—	76,602,108
Cash and cash equivalents at end of period	$100,619,433	$—	$—	$100,619,433

Use of Supplemental Data as Non-GAAP Performance Measure
As supplemental information, we are providing performance measures that are based on methodologies other than U.S. generally accepted accounting principles (“non-GAAP”). We believe the non-GAAP measures below are useful measures of our core business activities, are important metrics in estimating the value of an asset management business and may enable more appropriate comparison to our peers. These non-GAAP measures should not be a substitute for financial measures calculated in accordance with GAAP, and may be calculated differently by other companies. The following schedule reconciles GAAP measures to non-GAAP measures for the three and nine months ended September 30, 2018 and 2017, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages and per share data)	2018	2017	2018	2017
Total revenue	$37,472	$36,772	$111,181	$107,353

Net operating income, GAAP basis	$16,916	$16,887	$51,469	$48,596
Non-GAAP adjustment:
Gains on deferred compensation plan investments, net(1)	983	451	923	1,472
Net operating income, as adjusted, non-GAAP basis(2)	17,899	17,338	52,392	50,068
Non-GAAP adjustment:
Tax provision on net operating income, as adjusted, non-GAAP basis(3)	(4,633)	(5,731)	(12,897)	(16,342)
Net operating income, as adjusted, after tax, non-GAAP basis(4)	$13,266	$11,607	$39,495	$33,726

Net operating income, as adjusted after tax per diluted share, non-GAAP basis(5)	$3.76	$3.35	$11.24	$9.78
Diluted weighted average shares outstanding, GAAP basis	3,532	3,461	3,515	3,448

Operating profit margin, GAAP basis	45%	46%	46%	45%
Operating profit margin, as adjusted, non-GAAP basis(6)	48%	47%	47%	47%
(1) Gains on deferred compensation plan investments, net: The gain on deferred compensation plan investments, which increases deferred compensation expense included in operating income, is removed from operating income in the calculation because it is offset by an equal amount in investment income below net operating income on the income statement, and thus has no impact on net income attributable to the Company.
(2) Net operating income, as adjusted: This non-GAAP measure was calculated as the Company’s net operating income adjusted to exclude the impact on compensation expense of gains and losses on investments in the deferred compensation plan.
(3) Tax provision on net operating income, as adjusted: This non-GAAP measure represents the tax provision excluding the impact of investment related activity and is calculated by applying the tax rate from the actual tax provision to net operating income, as adjusted.
(4) Net operating income, as adjusted, after tax: This non-GAAP measure deducts from the net operating income, as adjusted, the tax provision on net operating income, as adjusted.
(5) Net operating income, as adjusted after tax per diluted share: This non-GAAP measure was calculated by dividing the net operating income, as adjusted after tax, by diluted weighted average shares outstanding.
(6) Operating profit margin, as adjusted: This non-GAAP measure was calculated by dividing the net operating income, as adjusted, by total revenue.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements. We do not have any obligations under guarantee contracts, any retained or contingent interests in assets or similar arrangements that serve as credit, liquidity or market risk support for such assets, or any other obligation, including any contingent obligation, under a contract that would be accounted for as a derivative instrument or arising out of a variable interest.

Critical Accounting Policies and Estimates

Consolidation. We consolidate all subsidiaries and certain investments in which we have a controlling interest. We are generally deemed to have a controlling interest when we own the majority of the voting interest of a VRE or are deemed to be the primary beneficiary of a VIE. VIEs are entities that lack sufficient equity to finance their activities or the equity holders do not have defined power to direct the activities of the entity normally associated with an equity investment. Our analysis to determine whether an entity is a VIE or a VRE involves judgment and considers several factors, including an entity's legal organization, equity structure, the rights of the investment holders, our ownership interest in the entity, and our contractual involvement with the entity. We continually review and reconsider our VIE or VRE conclusions upon the occurrence of certain events, such as changes to our ownership interest or amendments to contract documents. Our VIEs are primarily sponsored investment entities and our variable interest consists of our equity ownership in these entities. The Company concluded we are not the primary beneficiary of any of these VIEs as of September 30, 2018, as we lack the power to control these entities.

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
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
During the quarter ended September 30, 2018, the Company did not purchase any of its common shares and did not sell any common shares that were not registered under the Securities Act of 1933. The following table sets forth information regarding the Company’s repurchase program of its common shares during the third quarter of fiscal year 2018:

Period	Total Number of Shares Purchased for Employee Tax Withholdings(a)	Total Number of Shares Purchased as part of Publicly Announced Program(b)	Average Price Paid Per Share	Purchase Price of Shares Purchased Under the Program	Aggregate Purchase Price Yet To Be Purchased Under the Program
July 1, 2018 through July 31, 2018	3,525	—	$—	—	50,000,000
August 1, 2018 through August 31, 2018	—	—	$—	—	50,000,000
September 1, 2018 through September 30, 2018	—	—	$—	—	50,000,000
Total	3,525	—	$—	—

a.)
During the quarter ended September 30, 2018, the Company purchased 3,525 shares of the Company's common shares at an average price paid per share of $194.43. Those repurchases consisted solely of shares withheld for tax payments due upon employee Restricted Stock which vested during the quarter.

b.)
The Company's current share repurchase program was announced on September 25, 2018. The Board of Directors authorized management to repurchase up to $50,000,000 of the Company’s common shares in the open market and in private transactions in accordance with applicable securities laws. The Company’s share repurchase program will expire in September 2020. The Company's previous program, announced on August 9, 2007, was terminated effective with the adoption of the current program.

The Company has entered into a Rule 10b5-1 repurchase plan in connection with its currently effective repurchase program.  This plan is intended to qualify for the safe harbor under Rule 10b5-1 of the Securities Exchange Act of 1934.  A Rule 10b5-1 plan allows a company to purchase its shares at times when it would not ordinarily be in the market due to its trading policies or the possession of material nonpublic information. Purchases may be made in the open market or through privately negotiated transactions.  Purchases in the open market will be made in compliance with Rule 10b-18 under the Exchange Act. Because the repurchases under the 10b5-1 plan will be subject to specified parameters and certain price, timing and volume restraints specified in the plan, there is no guarantee as to the exact number of shares that will be repurchased, or that there will be any repurchases at all pursuant to the plan.

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
DIAMOND HILL INVESTMENT GROUP, INC.

Date	Title	Signature

October 30, 2018	Chief Executive Officer and President	/s/ Christopher M. Bingaman
Christopher M. Bingaman

October 30, 2018	Chief Financial Officer and Treasurer	/s/ Thomas E. Line
Thomas E. Line