Form 10-K
period 2018-12-31
DIAMOND HILL INVESTMENT GROUP INC
filed 2019-02-21
CIK 909108

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
Commission file number 000-24498

DIAMOND HILL INVESTMENT GROUP, INC.

(Exact name of registrant as specified in its charter)

Ohio	65-0190407
(State of incorporation)	(I.R.S. Employer Identification No.)

325 John H. McConnell Blvd., Suite 200, Columbus, Ohio 43215	43215
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (614) 255-3333
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common shares, no par value	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Aggregate market value of the registrant’s common shares (the only common equity of the registrant) held by non-affiliates of the registrant, based on the closing price of $194.43 on June 30, 2018 on the NASDAQ Global Select Market was $648,693,724. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that the registrant’s executive officers and directors are affiliates.
The number of shares outstanding of the issuer’s common stock, as of February 20, 2019, is 3,500,730 shares.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for the 2019 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Diamond Hill Investment Group, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2018

PART I

Item 1.	Business
Forward-Looking Statements
Throughout this Annual Report on Form 10-K, Diamond Hill Investment Group, Inc. (”Diamond Hill”) may make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements regarding anticipated operating results, prospects and levels of assets under management, technological developments, economic trends (including interest rates and market volatility), expected transactions and similar matters. The words “believe,” “expect,” “anticipate,” “target,” “project,” “estimate,” “should,” “hope,” “seek,” “plan,” “intend,” variations of such words and similar expressions identify such forward-looking statements, which speak only as of the date made. While we believe that the assumptions underlying our forward-looking statements are reasonable, investors are cautioned that any of the assumptions could prove to be inaccurate and, accordingly, our actual results and experiences could differ materially from the anticipated results or other expectations expressed in our forward-looking statements. Factors that could cause such actual results or experiences to differ from results discussed in the forward-looking statements include, but are not limited to: the adverse effect from a decline in the securities markets; a decline in the performance of our products; changes in interest rates; changes in national and local economic and political conditions; the continuing economic uncertainty in various parts of the world; changes in government policy and regulation, including monetary policy; changes in our ability to attract or retain key employees; unforeseen costs and other effects related to legal proceedings or investigations of governmental and self-regulatory organizations; and other risks identified from time-to-time in other public documents on file with the U. S. Securities and Exchange Commission (“SEC”), including those discussed below in Item 1A. Throughout this Annual Report on Form 10-K, when we use the terms the “Company,” “management,” “we,” “us,” and “our,” we mean Diamond Hill and its subsidiaries.
Overview
Diamond Hill, an Ohio corporation organized in April 1990, derives its consolidated revenue and net income from investment advisory and fund administration services provided by its wholly owned subsidiary, Diamond Hill Capital Management, Inc. (“DHCM”). DHCM is a registered investment adviser under the Investment Advisers Act of 1940. DHCM sponsors, distributes, and provides investment advisory and related services to clients through Diamond Hill Funds (the “Funds”), institutional accounts, an exchange traded fund, and private investment funds. In July of 2016, the Company sold two former wholly owned operating subsidiaries, Beacon Hill Fund Services, Inc. (“BHFS”) and BHIL Distributors, Inc. (“BHIL” and collectively “Beacon Hill”). Until its sale, Beacon Hill provided fund administration and statutory underwriting services.
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
Investment Philosophy
We believe intrinsic value is independent of market price and that competitive long-term returns can be achieved by identifying meaningful differences between the two. We believe we can identify those market opportunities with a bottom-up, intrinsic value-focused approach to active investment management. As a result, our investment strategy is driven by individual security decisions rather than by a macro-economic focus.
Investment Process
DHCM’s equity investment process begins with fundamental research focusing on estimating a company’s intrinsic value independent of its current stock price. Bottom-up analysis, described in further detail below, is of primary importance in estimating the intrinsic value of an individual company. Our research analysts also evaluate each company within the context of sector and industry secular trends. A five-year discounted cash flow analysis is the primary methodology we use to determine whether there is a discrepancy between the current market price and DHCM’s estimate of intrinsic value. The key factors in determining the intrinsic value through are normalized earnings and earnings growth rate, payout ratio and dividends, terminal earnings multiple, and required rate of return. We will invest when we believe that we can make informed judgments about, and estimates of, those cash flows and when our estimate of intrinsic value provides a margin of safety relative to the current market price. We assign the highest portfolio weights where we have the highest conviction. Within stated diversification constraints, we are willing to take outsized positions in our highest conviction ideas. Benchmark weights are not a consideration.
DHCM also applies an intrinsic value philosophy and process to the analysis of fixed income securities. For our Short Duration Total Return and Core Bond strategies, our investment process is driven by security selection, sector allocation, yield curve positioning, and duration management in concert with overall portfolio management. We seek to generate excess return through the selection of undervalued securities and spread sectors that offer incremental yield and total return in comparison to the index. The hallmark of our process is the selection of individual issues with an emphasis on identifying undervalued securities. Individual securities are selected following a risk/reward evaluation of interest rate and credit risk, and an examination of the complex and technical structure of the security. We only purchase those securities that we identify as undervalued and offer a strong total return profile relative to similar securities.
For our Corporate Credit and High Yield strategies, we leverage the industry analysis conducted by our research team to identify attractive corporate bonds. We seek to invest in bonds of companies with improving return on invested capital and stable or improving competitive positions. We work closely with our research team to understand the fundamental economic drivers of the business and to assess whether there is adequate financial strength and flexibility to meet ongoing commitments. Our research analysts consider debt instruments as part of their analysis. After the credit research is complete, our portfolio managers determine whether a security is attractive on a yield basis relative to asset and interest coverage and relative to other securities with comparable risk. We will only own the bonds of a company that we can analyze and value.
DHCM believes that many investors’ short-term focus hinders their long-term results, which creates market inefficiencies and therefore opportunities. In addition, the size and complexity of the fixed income markets also creates inefficiencies. We believe that we can exploit these market anomalies/inefficiencies by possessing a long-term investment temperament and practicing a consistent and repeatable intrinsic value-focused approach to investing.
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
Investment Strategies
The Company offers several traditional and alternative investment strategies, which are all based on the same intrinsic value philosophy. As of December 31, 2018, we offered the following representative investment strategies to our clients:

1.	Small Cap - Pursues long-term capital appreciation by investing in a portfolio of primarily small capitalization U.S. equity securities.

2.	Small-Mid Cap - Pursues long-term capital appreciation by investing in a portfolio of primarily small and medium capitalization U.S. equity securities.

3.	Mid Cap - Pursues long-term capital appreciation by investing in a portfolio of primarily medium capitalization U.S. equity securities.

4.	Large Cap - Pursues long-term capital appreciation by investing in a portfolio of primarily large capitalization U.S. equity securities.

5.	All Cap Select - Pursues long-term capital appreciation by investing in a concentrated portfolio of primarily U.S. equity securities across a broad range of market capitalizations.

6.	Global - Pursues long-term capital appreciation by investing in U.S. and foreign equity securities across a broad range of market capitalizations including up to 20% exposure to emerging markets.

7.	Long-Short - Pursues long-term capital appreciation by investing long and selling short primarily U.S. equity securities across a broad range of market capitalizations.

8.
Research Opportunities - Pursues long-term capital appreciation by investing long and selling short U.S. equity securities across a broad range of market capitalizations, as well as by investing up to 40% in international equity securities and up to 20% in fixed income securities.

9.	Financial Long-Short - Pursues long-term capital appreciation by investing long and selling short primarily U.S. financial services equity securities across a broad range of market capitalizations.

10.
Valuation-Weighted 500 - Pursues long-term capital appreciation by investing in large capitalization U.S. equity securities that seek to track the price and total return of the Diamond Hill Valuation-Weighted 500 Index.

11.	Short Duration Total Return - Pursues maximization of total return consistent with the preservation of capital by investing in high, medium, and low-grade fixed income securities.

12.	Core Bond - Pursues maximization of total return consistent with the preservation of capital by investing in a diversified portfolio of intermediate and long-term fixed income securities.

13.	Corporate Credit - Pursues high current income, preservation of capital, and total return over a five-year time horizon by investing primarily in corporate bonds across the credit spectrum.

14.	High Yield - Pursues high current income with the opportunity for capital appreciation by investing primarily in below-investment grade corporate bonds.
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
As of December 31, 2018, the since-inception returns for most of our strategies exceeded their respective benchmark returns. Our Mid Cap strategy reached its five-year track record at the end of 2018 and we launched the Diamond Hill Global Fund in January 2018. As always, we remain focused on five-year periods to evaluate our results.

The following is a summary of the investment returns for each of our Funds as of December 31, 2018, relative to its respective passive benchmark.

		As of December 31, 2018
	Inception	1 Year	3 Year	5 Year	10 Year	Since Inception
Diamond Hill Small Cap Fund	12/29/2000	(14.88)%	2.62%	1.81%	9.94%	9.39%
Russell 2000 Index		(11.01)%	7.36%	4.41%	11.97%	7.29%
Diamond Hill Small-Mid Cap Fund	12/30/2005	(12.56)%	3.93%	4.07%	12.88%	7.58%
Russell 2500 Index		(10.00)%	7.32%	5.15%	13.15%	7.50%
Diamond Hill Mid Cap Fund	12/31/2013	(10.31)%	5.51%	5.01%	NA	5.01%
Russell Midcap Index		(9.06)%	7.04%	6.26%	NA	6.26%
Diamond Hill Large Cap Fund	6/29/2001	(9.63)%	7.61%	6.47%	11.97%	7.81%
Russell 1000 Index		(4.78)%	9.09%	8.21%	13.28%	6.50%
Diamond Hill All Cap Select Fund	12/30/2005	(12.02)%	5.09%	5.06%	11.59%	7.07%
Russell 3000 Index		(5.24)%	8.97%	7.91%	13.18%	7.72%
Diamond Hill Long-Short Fund	6/30/2000	(7.04)%	2.89%	2.93%	6.59%	6.12%
60% Russell 1000 Index / 40% ICE BofAML U.S. T-Bill 0-3 Mo Index		(1.92)%	5.93%	5.25%	8.17%	4.01%
Diamond Hill Research Opportunities Fund	3/31/2009	(12.86)%	2.77%	2.02%	NA	10.46%
75% Russell 3000 Index / 25% ICE BofAML U.S. T-Bill 0-3 Mo Index		(3.31)%	7.05%	6.16%	NA	11.25%
Diamond Hill Global Fund	12/31/2013	(14.66)%	6.89%	3.47%	NA	3.46%
Morningstart Global Markets Index		(9.82)%	6.53%	4.25%	NA	4.25%
Diamond Hill Financial Long-Short Fund	8/1/1997	(17.60)%	3.17%	2.62%	9.73%	6.44%
80% Russell 3000 Financials Index / 20% ICE BofAML U.S. T-Bill 0-3 Mo Index		(6.24)%	7.54%	6.84%	9.47%	5.05%
Diamond Hill Short Duration Total Return Fund	7/5/2016	3.18%	NA	NA	NA	3.52%
Bloomberg Barclays U.S. 1-3 Yr. Gov./Credit Index		1.60%	NA	NA	NA	0.80%
Diamond Hill Core Bond Fund	7/5/2016	1.59%	NA	NA	NA	1.41%
Bloomberg Barclays U.S. Aggregate Index		0.01%	NA	NA	NA	0.09%
Diamond Hill Corporate Credit Fund	9/30/2002	0.64%	6.80%	4.83%	8.84%	6.86%
ICE BofAML U.S. Corporate & High Yield Index		(2.21)%	4.04%	3.40%	7.01%	5.72%
Diamond Hill High Yield Fund	12/4/2014	1.16%	8.57%	NA	NA	6.40%
ICE BofAML U.S. High Yield Index		(2.26)%	7.27%	NA	NA	3.93%
________________________

-	Fund returns are Class I shares net of fees
-	Index returns do not reflect any fees
Assets Under Management
The following tables show AUM by product and investment objective, as well as net client cash flows, for the past five years ended December 31, 2018:

	Assets Under Management As of December 31,
(in millions)	2018	2017	2016	2015	2014
Proprietary funds	$13,440	$15,974	$13,618	$11,505	$9,863
Sub-advised funds	1,358	1,518	1,445	665	665
Institutional accounts	4,310	4,825	4,318	4,671	5,128
Total AUM	$19,108	$22,317	$19,381	$16,841	$15,656

	Assets Under Management by Investment Strategy As of December 31,
(in millions)	2018	2017	2016	2015	2014
Small Cap	$1,048	$1,525	$1,843	$1,703	$1,575
Small-Mid Cap	2,770	3,528	3,329	2,070	1,279
Mid Cap	143	130	59	18	16
Large Cap	9,637	10,867	8,497	7,547	7,926
All Cap Select	432	444	402	544	430
Long-Short	3,767	4,980	4,613	4,597	4,179
Global/International	18	6	2	1	2
Short Duration Fixed Income	579	313	197	—	—
Core Fixed Income	55	44	40	—	—
Long Duration Fixed Income	52	—	—	—	—
Corporate Credit	757	668	549	351	249
High Yield	54	31	32	10	—
(Less: Investments in affiliated funds)(a)	(204)	(219)	(182)	—	—
Total AUM	$19,108	$22,317	$19,381	$16,841	$15,656
(a) Certain of the Funds own shares of the Diamond Hill Short Duration Total Return Fund. The Company reduces its total AUM by these investments held in this affiliated fund.

	Change in Assets Under Management For the Year Ended December 31,
(in millions)	2018	2017	2016	2015	2014
AUM at beginning of the year	$22,317	$19,381	$16,841	$15,656	$12,186
Net cash inflows (outflows)
proprietary funds	(978)	843	548	1,916	1,618
sub-advised funds	(25)	(164)	639	(6)	166
institutional accounts	(99)	(254)	(1,023)	(443)	478
	(1,102)	425	164	1,467	2,262
Net market appreciation/(depreciation) and income	(2,107)	2,511	2,376	(282)	1,208
Increase (decrease) during the year	(3,209)	2,936	2,540	1,185	3,470
AUM at end of the year	$19,108	$22,317	$19,381	$16,841	$15,656
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
We estimate capacity of $25 - 35 billion for our existing equity strategies ($17.6 billion as of December 31, 2018) and capacity of at least $40 billion for our existing fixed income strategies ($1.5 billion as of December 31, 2018).  Determining our AUM capacity requires evaluating each of our investment strategies and estimating individual strategy capacity, given market capitalization and concentration constraints as well as investment objectives.  Total firm capacity is not simply a sum of the individual strategies and is affected by overlap between strategies.  With the development of new products or strategies, our firm level capacity could increase.
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
AUM by Channel
Below is a summary of our AUM by distribution channel for the five years ended December 31, 2018:

	AUM by Distribution Channel As of December 31,
(in millions)	2018	2017	2016	2015	2014
Proprietary funds:
Registered investment advisers	$3,243	$4,010	$3,508	$2,723	$2,363
Independent broker/dealers	2,900	3,581	2,922	2,329	1,862
Wirehouse broker/dealers	2,319	2,660	2,011	1,963	1,760
Banks	2,672	3,456	3,175	2,735	2,176
Defined contribution	1,904	1,840	1,535	1,218	1,232
Other	402	427	467	537	470
Total proprietary funds	13,440	15,974	13,618	11,505	9,863
Sub-advised funds	1,358	1,518	1,445	665	665
Institutional accounts:
Institutional consultant	2,122	2,357	2,074	2,370	2,681
Financial intermediary	1,506	1,691	1,358	1,474	1,573
Direct	682	777	886	827	874
Total institutional accounts	4,310	4,825	4,318	4,671	5,128
Total AUM	$19,108	$22,317	$19,381	$16,841	$15,656
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
Fund Administration Activities
The Company provides fund administration services to the Funds. Fund administration services are broadly defined in our administration agreements with the Funds as portfolio and regulatory compliance, treasury and financial oversight, oversight of back-office service providers such as the custodian, fund accountant, and transfer agent, and general business management and governance of the mutual fund complex. Prior to the sale of Beacon Hill, the Company also provided fund administration services to other third party mutual fund companies and investment advisers.
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
DHCM is registered with the SEC under the Investment Advisers Act of 1940 (the “Advisers Act”) and operates in a highly regulated environment. The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, recordkeeping requirements, operational requirements and disclosure obligations. All of the Funds are registered with the SEC under the Investment Company Act of 1940 and are required to make notice filings with all states where the Funds are offered for sale. Virtually all aspects of our investment advisory and fund administration business are subject to various federal and state laws and regulations.

DHCM is a “fiduciary” under the Employee Retirement Income Security Act of 1974 (“ERISA”) with respect to benefit plan clients and, therefore, is subject to ERISA regulations. ERISA and applicable provisions of the Internal Revenue Code impose certain duties on persons who are fiduciaries, prohibit certain transactions involving ERISA plan clients, and provide monetary penalties for violations of these prohibitions. The U.S. Department of Labor, which administers ERISA, has been increasingly active in proposing and adopting regulations affecting the asset management industry.
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
Contractual Relationships with the Funds
The Company is highly dependent on our contractual relationships with the Funds. In the event any of our advisory or administration agreements with the Funds was terminated, not renewed, or amended to reduce fees, we would be materially and adversely affected. We generated approximately 79%, 80% and 74% of our 2018, 2017 and 2016 revenues, respectively, from our advisory and administrative contracts with the Funds. We consider our relationship with the Funds and their board of trustees to be good, and have no reason to believe that these advisory or administration contracts will not be renewed in the future; however, there is no assurance that the Funds will choose to continue their relationships with the Company. Please see Item 1A for risk factors regarding this relationship.
Employees
As of December 31, 2018, the Company employed 125 full-time equivalent employees. As of December 31, 2017, the number of full-time equivalent employees was 118. We believe that our relationship with our employees is good. Our employee count has grown year-over-year and we expect that general trend to continue.

SEC Filings
The Company maintains an Internet website at www.diamond-hill.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports that we file or furnish pursuant to Section 13(a) or 15(d) of the Exchange Act, are made available free of charge, on or through our website, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. These filings are also available on the Commission’s web-site at http://www.sec.gov free of charge.

ITEM 1A.	Risk Factors
Our future results of operations, financial condition, and liquidity, and the market price of our common shares are subject to various risks, including those mentioned below and those that are discussed from time-to-time in our other periodic filings with the SEC. Investors should carefully consider these risks, along with the other information contained in this Annual Report on Form 10-K, before making an investment decision regarding our common shares. There may be additional risks of which we are currently unaware, or which we currently consider immaterial. The occurrence of any of these risks could have a material adverse effect on our financial condition, results of operations, and liquidity, and the value of our common shares. Please see “Forward Looking Statements” within Item 1 of Part I of this Form 10-K. We assume no obligation to update any forward looking statements as a result of new information, future events or other factors.
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
Our ability to deliver strong investment results depends in large part on our ability to identify appropriate investment opportunities in which to invest client assets. If we are unable to identify sufficient investment opportunities for existing and new client assets on a timely basis, our investment results could be adversely affected. The risk that appropriate investment opportunities may be unavailable is influenced by a number of factors, including general market conditions, and is likely to increase if our AUM increases rapidly. In addition, if we determine that sufficient investment opportunities are not available for a portfolio strategy, or we believe that it is necessary in order to continue to produce attractive returns from a portfolio, we will consider closing the portfolio to new investors. As of December 31, 2018, we have closed three investment strategies to new investors. If we misjudge the point at which it would be optimal to close a portfolio, the investment results of the portfolio could be negatively impacted.

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
A significant portion of the Company’s revenues are based on advisory and administrative agreements with the Funds that are subject to termination without cause and on short notice.
The Company is very dependent on our contractual relationships with the Funds. If our advisory or administration agreements with the Funds were terminated, not renewed, or amended to reduce fees, we would be materially and adversely affected. Generally, these agreements are terminable by either party upon 60 days’ written notice without penalty. The agreements are subject to annual approval by either (i) the board of trustees of the Funds or (ii) a vote of the majority of the outstanding voting securities of each Fund. The agreements automatically terminate in the event of their assignment by either the Company or the Fund. We generated approximately 79%, 80%, and 74% of our 2018, 2017 and 2016 revenues, respectively, from our advisory and administrative contracts with the Funds, including 26%, 21%, and 12% from the advisory contracts with the Diamond Hill Long-Short Fund, the Diamond Hill Large Cap Fund, and the Diamond Hill Small-Mid Cap Fund, respectively, during 2018.

The loss of the Diamond Hill Long-Short Fund, the Diamond Hill Large Cap Fund, or the Diamond Hill Small-Mid Cap Fund contracts would have a material adverse effect on the Company. We consider our relationship with the Funds and their board of trustees to be good, and we have no reason to believe that these advisory or administration contracts will not be renewed in the future; however, there can be no assurance that the Funds will choose to continue their relationships with us.
Our investment income and asset levels may be negatively impacted by fluctuations in our investment portfolio.
We currently have a substantial portion of our assets invested in Company-sponsored investments. All of these investments are subject to market risk and our non-operating investment income could be adversely affected by adverse market performance. Fluctuations in investment income are expected to occur in the future.
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
Cyber-attacks that corrupt our information systems and make them unusable by us could impair our ability to trade securities in our clients’ accounts. Corruption of the systems of our third-party vendors could impact the Company to the same extent as corruption of our own systems. If information about our employees is intentionally stolen or inadvertently made public, that information could be used to commit identity theft, obtain credit in an employee’s name or steal from an employee. If information about our business is obtained by unauthorized persons, whether through intentional attacks or inadvertent releases of information, it could be used to harm our competitive position.
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
All of the above potential results of a cyber incident could have a material adverse effect on the Company’s business, financial condition and results of operations.
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
Our business is subject to a variety of federal securities laws, including the Investment Advisers Act of 1940, the Investment Company Act of 1940, the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002, and the U.S. PATRIOT Act of 2001 and the Dodd-Frank Wall Street Reform and Consumer Protection Act. In addition, we are subject to significant regulation and oversight by the SEC. Changes in legal, regulatory, accounting, tax and compliance requirements could have a significant effect on our operations and results, including but not limited to increased expenses and reduced investor interest in certain funds and other investment products we offer. We continually monitor legislative, tax, regulatory, accounting, and compliance developments that could impact our business. We and our directors, officers and employees could be subject to lawsuits or regulatory proceedings for violations of such laws and regulations, which could result in the payment of fines or penalties and cause reputational harm to us. Such harm could negatively affect our financial condition and results of operations, as well as divert management’s attention from operations.
We continue to seek to understand, evaluate and, when possible, manage and control these and other business risks.
Trading in our common shares is limited, which may adversely affect the time and the price at which you can sell your shares of the Company.
Although our common shares are listed on the NASDAQ Global Select Market, the shares are held by a relatively small number of shareholders, and trading in our common shares is not active. The spread between the bid and the asked prices is often wide. As a result, you may not be able to sell your shares on short notice, and the sale of a large number of shares at one time could temporarily depress the market price. In addition, certain shareholders, including certain directors and officers of the Company, own a significant number of shares. The sale of a large number of shares by any such individual could temporarily depress the market price of our shares.

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
The following performance graph compares the total shareholder return of an investment in our common shares to that of the Russell Microcap® Index, and to a peer group index of publicly traded asset management firms for the five-year period ended on December 31, 2018. The graph assumes that the value of the investment in our common shares and each index was $100 on December 31, 2013. Total return includes reinvestment of all dividends. The Russell Microcap® Index makes up less than 3% of the U.S. equity market and is a market-value-weighted index of the smallest 1,000 securities in the small-cap Russell 2000® Index plus the next 1,000 smallest securities. Peer Group returns are weighted by the market capitalization of each firm at the beginning of the measurement period. The historical information set forth below is not necessarily indicative of future performance. We do not make or endorse any predictions as to future stock performance.

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	Cumulative 5 Year Total Return
Diamond Hill Investment Group, Inc.	$100	$120	$168	$193	$195	$148	48%
Russell Microcap® Index	$100	$104	$98	$118	$134	$116	16%
Peer Group*	$100	$97	$74	$70	$87	$60	(40)%

* The Peer Group is based upon all publicly traded asset managers with market cap of less than $5 billion excluding (i) firms whose primary business is hedge fund or private equity, and (ii) firms with multiple lines of business. The following companies are included in the Peer Group: Alliance Bernstein Holding L.P.; Artisan Partners Asset Management Inc.; Cohen & Steers, Inc.; Eaton Vance Corp.; Federated Investors, Inc.; GAMCO Investors, Inc.; Hennessy Advisors, Inc.; Legg Mason, Inc.; Manning & Napier, Inc.; Pzena Investment Management, Inc.; Teton Advisors, Inc.; U.S. Global Investors, Inc.; Virtus Investment Partners, Inc.; Waddell & Reed Financial, Inc.; Wisdomtree Investments, Inc.; and Westwood Holdings Group, Inc.

The Company’s common shares trade on the NASDAQ Global Select Market under the symbol DHIL. The following table sets forth the high and low sales prices during each quarter of 2018 and 2017:

	2018			2017
	High Price	Low Price	Dividend Per Share	High Price	Low Price	Dividend Per Share
Quarter ended:
March 31	$215.48	$198.91	$—	$210.95	$183.60	$—
June 30	$203.54	$189.30	$—	$207.40	$188.34	$—
September 30	$197.40	$162.70	$—	$214.66	$188.71	$—
December 31	$177.08	$141.10	$8.00	$217.83	$204.87	$7.00
Due to the relatively low trading volume of our shares, bid/ask spreads can be wide at times and, therefore, quoted prices may not be indicative of the price a shareholder may receive in an actual transaction. During the years ended December 31, 2018 and 2017, approximately 2,472,251 and 2,697,958, respectively, of our common shares were traded. The dividends indicated above were special dividends. We have not paid regular quarterly dividends in the past, and have no present intention of paying regular quarterly dividends in the future. The approximate number of record holders of our common shares at December 31, 2018 was 225, although we believe that the number of beneficial owners of our common shares is substantially greater.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth information regarding our repurchase program of our common shares and shares withheld for tax payments due upon vesting of employee restricted stock units and restricted stock awards which vested during the fourth quarter of fiscal year 2018:

Period	Total Number of Shares Purchased for Employee Tax Withholdings(a)	Total Number of Shares Purchased as part of Publicly Announced Program(b)	Average Price Paid Per Share Purchased Under the Program	Purchase Price of Shares Purchased Under the Program	Aggregate Purchase Price Yet To Be Purchased Under the Program
October 1, 2018 through October 31, 2018	1,954	22,744	$168.52	3,833,444	46,166,556
November 1, 2018 through November 30, 2018	—	—	$—	—	46,166,556
December 1, 2018 through December 31, 2018	—	22,726	$149.39	3,395,805	42,770,751
Total	1,954	45,470		7,229,249	42,770,751

(a)
The Company regularly withholds shares for tax payments due upon employee Restricted Stock vestings. During the quarter ended December 31, 2018, the Company purchased 1,954 shares for employee tax withholdings at an average price paid per share of $165.39.

(b)
The Company’s current share repurchase program was announced on September 25, 2018. The Board of Directors of the Company authorized management to repurchase up to $50,000,000 of the Company’s common shares in the open market and in private transactions in accordance with applicable securities laws. The Company’s share repurchase program will expire in September 2020. The Company’s previous program, announced on August 9, 2007, was terminated effective with the adoption of the current program.

The Company has entered into a Rule 10b5-1 repurchase plan in connection with its current repurchase program.  This plan is intended to qualify for the safe harbor under Rule 10b5-1 of the Securities Exchange Act of 1934.  A Rule 10b5-1 plan allows a company to purchase its shares at times when it would not ordinarily be in the market due to its trading policies or the possession of material nonpublic information. Purchases may be made in the open market or through privately negotiated transactions.  Purchases in the open market will be made in compliance with Rule 10b-18 under the Exchange Act. Because the repurchases under the 10b5-1 plan will be subject to specified parameters and certain price, timing and volume restraints specified in the plan, there is no guarantee as to the exact number of shares that will be repurchased, or that there will be any repurchases at all pursuant to the plan.
For the year ended December 31, 2018, the Company repurchased 45,470 of the Company’s common shares. From January 1, 2019 through February 21, 2019, the Company repurchased an additional 24,990 common shares.

ITEM 6.	Selected Financial Data
The following selected financial data should be read in conjunction with our Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report on Form 10-K.

	For the Years Ended December 31,
(in thousands, except per share data)	2018	2017	2016	2015	2014
Income Statement Data:
Total revenues	$145,628	$145,202	$136,103	$124,426	$104,559
Compensation and related costs	53,854	54,856	52,265	47,951	43,892
Other expenses	20,518	23,345	20,769	17,755	13,207
Total expenses	74,372	78,201	73,034	65,706	57,099
Net operating income	71,256	67,001	63,069	58,720	47,460
Operating profit margin	49%	46%	46%	47%	45%
Investment income (loss), net	(6,273)	14,018	7,517	(737)	2,906
Income tax expense	(18,669)	(29,417)	(26,668)	(20,909)	(18,785)
Net income	46,314	51,602	46,594	37,074	31,581
Net income attributable to common shareholders	47,376	49,989	46,052	37,074	31,581
Per Share Information:
Basic earnings	$13.49	$14.49	$13.52	$11.31	$9.88
Diluted earnings	13.48	14.48	13.49	11.03	9.67
Cash dividend declared	8.00	7.00	6.00	5.00	4.00
Weighted Average Shares Outstanding
Basic	3,512	3,449	3,407	3,278	3,196
Diluted	3,515	3,452	3,413	3,360	3,266
	At December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data (in thousands):
Total cash and corporate investments held directly by DHCM	$196,545	$171,339	$136,290	$109,966	$81,205
Total assets	325,728	250,388	199,718	145,187	107,708
Total liabilities	67,472	57,868	46,653	39,873	33,389
Redeemable noncontrolling interest	62,680	20,076	13,841	—	—
Shareholders equity	195,576	172,444	139,224	105,314	74,319
Book value per share	$55.89	$49.69	$40.81	$30.84	$22.40
Assets Under Management (in millions)	$19,108	$22,317	$19,381	$16,841	$15,656
Net Client Inflows (Outflows) (in millions)	(1,102)	425	164	1,467	2,262

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this Item 7, we discuss and analyze the Company’s consolidated results of operations for the past three fiscal years and other factors that may affect future financial performance. This discussion should be read in conjunction with our Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Selected Financial Data contained in this Annual Report on Form 10-K.

Business Environment
The performance of the U.S. equity market, as well as the U.S. fixed income and international equity markets, may have a meaningful impact on our operations and financial position. After finishing 2017 with all major indices at all-time highs, U.S. equity markets declined in 2018. For the Russell 1000 Index, it was the first decline since 2008. The outperformance of growth over value was once again a major theme through the first three quarters of 2018, although value regained some ground in the fourth quarter. For 2018, the Russell 1000 Index was down nearly 5% while the Russell 1000 Value Index was down over 8%.
In the fixed income markets, the Federal Reserve raised the federal funds rate 25 basis points each quarter of 2018. For the first 10 months of 2018, long-term Treasury rates moved higher with the federal funds rate, although not to the same extent so the yield curve flattened. During the last two months of 2018, volatility spiked, long-term Treasury rates declined and credit spreads widened dramatically. To engineer a soft landing of the economy, the Federal Reserve tightened financial conditions. Shortly after the hike in federal funds rates on December 19, 2018, the Federal Reserve concluded that financial conditions were too tight with inflation contained and inflation expectations having declined markedly in the fourth quarter. In the last two weeks of 2018, expectations for further declines in federal funds rates declined in part based on the deliberate shift in Federal Reserve communications.
The general market-wide trend toward passive management persisted in 2018. We continue to believe that our strategies will outperform their respective passive benchmarks over a full market cycle, supported by a shared commitment to our intrinsic value-based investment philosophy, long-term perspective, disciplined approach, and alignment with our clients’ interests.  As of December 31, 2018, the since-inception returns for most of our strategies exceeded their respective benchmark returns.
Corporate tax reform through the enactment of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) on December 22, 2017 benefited U.S. companies throughout 2018. Repatriation of cash held overseas increased during 2018, allowing companies to utilize such cash for share repurchases, acquisitions and investment. Lower tax rates also boosted earnings growth. However, this one-time benefit to earnings growth from tax reform will not repeat in 2019 and we believe that for many companies the after-tax impact on returns will largely decline over time. Our research team continues to evaluate the impact of tax reform from the Tax Act on a company-by-company basis and updates our estimates of intrinsic value accordingly.
The potential impact of macroeconomic factors is one of the many issues that we consider when assessing a potential investment. As always, bottom-up analysis is of primary importance in our estimate of the intrinsic value of an individual company, which includes both valuation and business fundamentals.
In 2018, global trade and tariffs took on new importance.  During 2018, the U.S. government and China imposed tariffs impacting certain products imported from such countries. The size of these recently implemented tariffs is small relative to the total economy, but larger and wider tariffs could be applied in the future, and, for certain companies, the impact is already meaningful. We continually assess the influence of these tariffs and global economic conditions on a company-by-company basis. While we believe that the various parties will eventually come to an agreement on trade, the timing is quite uncertain.
Low inflation and low interest rates along with high corporate profit margins and steady economic growth have driven strong equity market returns since the 2008 recession. The high valuations that resulted made it challenging for us to find investment opportunities, but a broad range of businesses are becoming more attractive after the sell-off in equity markets during the fourth quarter of 2018. Discounts to intrinsic value have widened, and although we continue to be attracted to higher-quality businesses at this point in the economic cycle, we are incrementally spending more time analyzing cyclical businesses whose valuations seem to largely reflect a near-term recession. As always, we remain focused on assessing risk, which we define as the permanent loss of capital.
Despite the normalization in the Federal Reserve’s monetary policy and concern that it could push the economy into a recession, most economic indicators continue to show strength and suggest healthy near-term growth. Following the sell-off in equity markets during the fourth quarter of 2018, price/earnings (“PE”) multiples are near historical averages. We anticipate that decent economic growth and an average starting point for PE multiples will support equity markets over the next five years. However, returns could be held back if historically high corporate profit margins and below-average interest rates revert toward long-term averages. Together, these factors suggest to us that mid- to high- single digit annualized percentage gains are a reasonable expectation for equity market performance over the next five years.
We expect volatility in the fixed income markets to remain elevated for the foreseeable future, as is typical later in the economic cycle. As such, we believe strong fundamental analysis and a focus on long-term company and collateral performance are the keys to security selection in our fixed income strategies.
We believe we can achieve better-than-market returns over the next five years through active portfolio management, and our primary focus is always on achieving value-added results for our clients. Our intrinsic value investment philosophy is shared by all of our portfolio managers and research analysts, allowing us to apply our investment discipline consistently across all of our strategies.
Key Financial Performance Indicators
There are a variety of key performance indicators the Company monitors in order to evaluate our business results. The following table presents the results of certain key performance indicators over the past three fiscal years:

	For the Years Ended December 31,
	2018	2017	2016
Ending AUM (in millions)	$19,108	$22,317	$19,381
Average AUM (in millions)	21,950	20,876	17,780
Net cash inflows (outflows) (in millions)	(1,102)	425	164

Total Revenue (in thousands)	145,628	145,202	136,103
Total Expenses (in thousands)	74,371	78,201	73,034
Average Advisory Fee Rate, excluding variable rate fees(a)	0.61%	0.64%	0.64%
Operating Profit Margin	49%	46%	46%
Operating Profit Margin, as adjusted(b)	47%	48%	48%
(a) Average advisory fee rates, including variable rate fees, were 0.62%, 0.64% and 0.68% for fiscal years 2018, 2017, and 2016, respectively.
(b) Operating profit margin, as adjusted, is a non-GAAP (as defined below) performance measure. See Use of Supplemental Data as Non-GAAP Performance Measure section within this Annual Report on Form 10-K.
Assets Under Management
Our revenue is derived primarily from investment advisory and administration fees. Investment advisory and administration fees paid to the Company are generally based on the value of the investment portfolios we manage and fluctuate with changes in the total value of the AUM. Substantially all of our AUM (92.3%) is valued based on readily available market quotations. AUM in our fixed income strategies (7.7%) is valued using evaluated prices from independent third-party providers. Fees are recognized in the period that the Company manages these assets.
Our revenues are highly dependent on both the value and composition of AUM. The following is a summary of our AUM by product, investment objective, and a roll-forward of the change in AUM for the years ended December 31, 2018, 2017, and 2016:

	Assets Under Management As of December 31,
(in millions)	2018	2017	2016
Proprietary funds	$13,440	$15,974	$13,618
Sub-advised funds	1,358	1,518	1,445
Institutional accounts	4,310	4,825	4,318
Total AUM	$19,108	$22,317	$19,381

	Assets Under Management by Investment Strategy As of December 31,
(in millions)	2018	2017	2016
Small Cap	$1,048	$1,525	$1,843
Small-Mid Cap	2,770	3,528	3,329
Mid Cap	143	130	59
Large Cap	9,637	10,867	8,497
All Cap Select	432	444	402
Long-Short	3,767	4,980	4,613
Global/International	18	6	2
Short Duration Fixed Income	579	313	197
Core Fixed Income	55	44	40
Long Duration Fixed Income	52	—	—
Corporate Credit	757	668	549
High Yield	54	31	32
(Less: Investments in affiliated funds) (a)	(204)	(219)	(182)
Total AUM	$19,108	$22,317	$19,381
(a) Certain of the Funds own shares of the Diamond Hill Short Duration Total Return Fund. The Company reduces its total AUM by these investments held in this affiliated fund.

	Change in Assets Under Management For the Year Ended December 31,
(in millions)	2018	2017	2016
AUM at beginning of the year	$22,317	$19,381	$16,841
Net cash inflows (outflows)
proprietary funds	(978)	843	548
sub-advised funds	(25)	(164)	639
institutional accounts	(99)	(254)	(1,023)
	(1,102)	425	164
Net market appreciation (depreciation) and income	(2,107)	2,511	2,376
Increase (decrease) during the year	(3,209)	2,936	2,540
AUM at end of the year	$19,108	$22,317	$19,381
Consolidated Results of Operations
The following is a discussion of our consolidated results of operations.

(in thousands, except per share amounts and percentages)	2018	2017	% Change	2017	2016	% Change
Total revenue	$145,628	$145,202	—%	$145,202	$136,103	7%
Net operating income	$71,256	$67,001	6%	$67,001	$63,069	6%
Net income attributable to common shareholders	$47,376	$49,989	(5)%	$49,989	$46,052	9%
Earnings per share attributable to common shareholders (Diluted)	$13.48	$14.48	(7)%	$14.48	$13.49	7%
Operating profit margin	49%	46%	NM	46%	46%	NM
Operating profit margin, as adjusted(a)	47%	48%	NM	48%	48%	NM
(a) Operating profit margin, as adjusted, is a non-GAAP (as defined below) performance measure. See Use of Supplemental Data as Non-GAAP Performance Measure section within this Annual Report on Form 10-K.

Year Ended December 31, 2018 compared with Year Ended December 31, 2017
The Company generated net income attributable to common shareholders of $47.4 million ($13.48 per diluted share) for the year ended December 31, 2018, compared with net income attributable to common shareholders of $50.0 million ($14.48 per diluted share) for the year ended December 31, 2017. Revenue increased $0.4 million period over period primarily due to an increase in average AUM partially offset by a reduction in the administration fee rates paid by the Funds. Operating expenses decreased by $3.8 million primarily related to a decrease in compensation and related costs and general and administrative expenses.
The Company recorded a non-operating loss of $6.3 million in 2018 due to market depreciation from our investments compared to non-operating income of $14.0 million in 2017 due to market appreciation and dividend income from our investments.
Income tax expense decreased $10.7 million from 2017 to 2018 due to the reduction of the effective tax rate from 36.3% to 28.7%. The reduction was primarily due to the impact of the Tax Act, which reduced our corporate income tax rate from 35% to 21% year over year. The effective tax rate of 28.7% differed from the federal statutory tax rate of 21% due primarily to additional income tax expense recorded for the state and local jurisdictions in which we do business.
Operating profit margin was 49% for 2018 and 46% for 2017. Operating profit margin, as adjusted, was 47% for 2018 and 48% for 2017. Operating profit margin, as adjusted, is a non-GAAP (as defined below) performance measure. See Use of Supplemental Data as Non-GAAP Performance Measure section within this Annual Report on Form 10-K. We expect that our operating margin will fluctuate, sometimes substantially, from year-to-year based on various factors, including revenues; investment results; employee performance; staffing levels; development of investment strategies, products, or channels; and industry comparisons.
Year Ended December 31, 2017 compared with Year Ended December 31, 2016
The Company generated net income attributable to common shareholders of $50.0 million ($14.48 per diluted share) for the year ended December 31, 2017, compared with net income attributable to common shareholders of $46.1 million ($13.49 per diluted share) for the year ended December 31, 2016. Revenue increased $9.1 million period over period primarily due to a 17% increase in average AUM year over year, partially offset by $6.4 million in variable rate fees recognized on the early termination of a variable rate fee contract in 2016 compared to $0.2 million in 2017. Operating expenses year-over-year increased $5.2 million, primarily related to increases in compensation and related expenses and general and administrative expenses.
The Company recorded non-operating income of $14.0 million in 2017 due to market appreciation and dividend income from our investment portfolio compared to non-operating income of $10.2 million in 2016 due to $7.5 million in market appreciation and dividend income from our investment portfolio and a $2.7 million gain on the sale of Beacon Hill.
Income tax expense increased $2.7 million from 2016 to 2017 due to the overall increase in income before taxes. Due to the Tax Act, which reduced our corporate income tax rate from 35% to 21% year over year, the Company recorded tax expense of $3.6 million resulting from the re-measurement of the Company’s net deferred tax assets as of December 31, 2017. This additional tax expense in 2017 was partially offset by $2.4 million of excess tax benefits on restricted stock units and restricted stock awards and $0.4 million of tax benefits on dividends paid on restricted stock awards.
Operating profit margin was 46% for both 2017 and 2016. Operating profit margin, as adjusted, was 48% for both 2017 and 2016. See Use of Supplemental Data as Non-GAAP Performance Measure section within this Annual Report on Form 10-K.
Revenue

(in thousands, except percentages)	2018	2017	% Change	2017	2016	% Change
Investment advisory	$135,318	$132,688	2%	$132,688	$121,645	9%
Mutual fund administration, net	10,310	12,514	(18)%	12,514	14,458	(13)%
Total	145,628	145,202	—%	145,202	136,103	7%
Revenue for the Year Ended December 31, 2018 compared with Year Ended December 31, 2017
As a percent of total annual revenues for 2018 and 2017, investment advisory fees accounted for 93% and 91%, respectively, and mutual fund administration fees made up the remaining 7% and 9%, respectively.
Investment Advisory Fees. Investment advisory fees increased by $2.6 million, or 2%, from the year ended December 31, 2017 to the year ended December 31, 2018. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates, which vary by investment product. The increase in investment advisory fees was driven by an increase of 5% in average AUM year-over-year and an increase in variable rate fees recognized from $0.2 million in 2017 to $1.4 million in 2018. This was partially offset by a reduction in the average advisory fee rate (excluding variable rate fees) from 0.64% in 2017 to 0.61% in 2018.
Mutual Fund Administration Fees. Mutual fund administration fees decreased $2.2 million, or 18%, from the year ended December 31, 2017 to the year ended December 31, 2018. Mutual fund administration fees are calculated as a percentage of average Funds’ AUM. The decrease was due to reductions in the administration fee rates received from the Funds and an increase in shareholder servicing expenses and required shareholder mailings that DHCM pays on behalf of the Funds. This was partially offset by the 5% increase in average Funds’ AUM in 2018. The table below summarizes the decreases in the administration fee rates during the periods indicated:

	Class A & C	Class I	Class Y
1/1/2017 - 5/31/2017	0.24%	0.19%	0.09%
6/1/2017 - 2/27/2018	0.23%	0.18%	0.08%
2/28/2018 - 12/31/2018	0.21%	0.17%	0.05%
Revenue for the Year Ended December 31, 2017 compared with Year Ended December 31, 2016
As a percent of total annual revenues for 2017 and 2016, investment advisory fees accounted for 91% and 89%, respectively, and mutual fund administration fees made up the remaining 9% and 11%, respectively.
Investment Advisory Fees. Investment advisory fees increased by $11.0 million, or 9%, from the year ended December 31, 2016 to the year ended December 31, 2017. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates, which vary by investment product. The increase in investment advisory fees was driven by an increase of 17% in average AUM year-over-year, partially offset by $6.4 million in variable rate fees recognized on the early termination of variable rate fee contracts in 2016 compared to $0.2 million in 2017. The average advisory fee rate (excluding variable rate fees) in both 2017 and 2016 was 0.64%.
Mutual Fund Administration Fees. Mutual fund administration fees decreased $1.9 million, or 13%, from the year ended December 31, 2016 to the year ended December 31, 2017. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of average Funds’ AUM. Mutual fund administration fees for the year ended December 31, 2016 included Beacon Hill administration fees of $2.5 million, which were absent in 2017. Absent Beacon Hill revenue, mutual fund administration fees related to the Funds increased $0.6 million period over period. This increase is primarily driven by a 20% increase in average Funds’ AUM from the year ended December 31, 2016 to the year ended December 31, 2017, partially offset by a decrease of two basis points in the net administration fee rate from 0.10% for the year ended December 31, 2016 to 0.08% for the year ended December 31, 2017. The decrease in the net administration fee rate was due to the following fee reductions that occurred during the periods indicated:

	Class A & C	Class I	Class Y
1/1/2016 - 7/31/2016	0.24%	0.20%	0.10%
8/1/2016 - 12/31/2016	0.24%	0.19%	0.09%
1/1/2017 - 5/31/2017	0.24%	0.19%	0.09%
6/1/2017 - 12/31/2017	0.23%	0.18%	0.08%
Expenses

(in thousands, except percentages)	2018	2017	% Change	2017	2016	% Change
Compensation and related costs(a)	$53,854	$54,856	(2)%	$54,856	$52,265	5%
General and administrative	11,649	14,037	(17)%	14,037	12,622	11%
Sales and marketing	5,243	4,994	5%	4,994	4,263	17%
Mutual fund administration	3,626	4,313	(16)%	4,313	3,884	11%
Total	74,372	78,200	(5)%	78,200	73,034	7%
(a) Included in compensation and related costs is deferred compensation benefit of $2.1 million for the year ended December 31, 2018 and deferred compensation expense of $2.4 million and $1.8 million for the years ended December 31, 2017 and 2016, respectively. See Use of Supplemental Data as Non-GAAP Performance Measure section within this Annual Report on Form 10K for additional information.

Expenses for the Year Ended December 31, 2018 compared with Year Ended December 31, 2017
Compensation and Related Costs. Employee compensation and benefits decreased by $1.0 million, or 2%, from the year ended December 31, 2017 to the year ended December 31, 2018, due to a decrease of $4.5 million in deferred compensation expense and a decrease of $0.4 million in restricted stock expense. The decrease was partially offset by increases of $2.8 million in salary and related benefits and $1.1 million in incentive compensation. We had 120 average full-time equivalent employees for 2018, compared to 114 for 2017. Incentive compensation expense can fluctuate significantly period-over-period as we evaluate incentive compensation by reviewing investment performance, individual performance, Company performance and other factors.
General and Administrative. General and administrative expenses decreased by $2.4 million, or 17%, from the year ended December 31, 2017 to the year ended December 31, 2018. This decrease is primarily due to a decrease in charitable donations of $2.7 million and a decrease of $0.7 million of consulting expense due to bringing more business functions in-house. The decrease was partially offset by increases in investment research expenses of $0.5 million, depreciation expense of $0.3 million and information technology expense of $0.2 million.
Sales and Marketing. Sales and marketing expenses increased by $0.2 million, or 5%, from the year ended December 31, 2017 to the year ended December 31, 2018. This increase was primarily due to additional payments made to third party financial intermediaries related to the sale of our proprietary funds. For each of the years ended December 31, 2018 and 2017, approximately 65% of sales and marketing expense is related to revenue sharing payments made to third party financial intermediaries.
Mutual Fund Administration. Mutual fund administration expenses decreased by $0.7 million, or 16%, from the year ended December 31, 2017 to the year ended December 31, 2018. Mutual fund administration expenses consist of both variable and fixed expenses. The variable expenses are based on Fund AUM and the number of shareholder accounts. The decrease was primarily due to a reduction in outsourced administrative services for the Funds which was brought in-house during 2018.
Expenses for the Year Ended December 31, 2017 compared with Year Ended December 31, 2016
Compensation and Related Costs. Employee compensation and benefits increased by $2.6 million, or 5%, from the year ended December 31, 2016 to the year ended December 31, 2017, due to increases of $2.8 million in incentive compensation during fiscal year 2017, $0.5 million in deferred compensation expense and $0.3 million in restricted stock expense. These increases were offset by a decrease of $1.0 million in salaries and related benefits due to the sale of Beacon Hill in 2016. Incentive compensation expense can fluctuate significantly period over period as we evaluate incentive compensation by reviewing investment performance, individual performance, Company performance and other factors.
General and Administrative. General and administrative expenses increased by $1.4 million, or 11%, from the year ended December 31, 2016 to the year ended December 31, 2017. This increase is primarily due to an increase in information technology consulting expense of $0.7 million, primarily to enhance our enterprise data management and customer relationship management software, an increase in investment research expenses of $0.5 million, and an increase in depreciation expense of $0.2 million.
Sales and Marketing. Sales and marketing expenses increased by $0.7 million, or 17%, from the year ended December 31, 2016 to the year ended December 31, 2017. This increase was primarily due to additional payments made to third party financial intermediaries related to the sale of our proprietary funds. For the years ended December 31, 2017 and 2016, approximately 65% and 63%, respectively, of sales and marketing expense was related to revenue sharing payments made to third party financial intermediaries.
Mutual Fund Administration. Mutual fund administration expenses increased by $0.4 million, or 11%, from the year ended December 31, 2016 to the year ended December 31, 2017. Mutual fund administration expenses consist of both variable and fixed expenses. The variable expenses are based on Fund AUM and the number of shareholder accounts. The increase was primarily due to the 20% increase in average Funds’ AUM from the year ended 2016 to the year ended 2017.
Liquidity and Capital Resources
Sources of Liquidity
Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, investments, accounts receivable, direct investments in consolidated funds and other current assets. Our main source of liquidity is cash flows from operating activities, which are generated from investment advisory and mutual fund administration fees. Cash and cash equivalents, investments held directly by DHCM, accounts receivable, and other current assets represented

$216.5 million and $196.4 million of total assets as of December 31, 2018 and 2017, respectively. We believe these sources of liquidity, as well as our continuing cash flows from operating activities, will be sufficient to meet our current and future operating needs for the next 12 months.

Uses of Liquidity
In line with the Company’s primary objective to fulfill our fiduciary duty to clients and secondary objective to achieve an adequate long-term return for shareholders, we anticipate our main uses of cash will be for operating expenses and seed capital to fund new and existing investment strategies.
Our Board of Directors and management regularly review various factors to determine whether we have capital in excess of that required for the business and the appropriate use of any excess capital. The factors considered include our investment opportunities, capital needed for investment strategies, risks, and future dividend and capital gain tax rates. On September 25, 2018, the Company announced that our Board of Directors authorized management to repurchase the Company’s common shares having an aggregate purchase price up to $50.0 million. During 2018, the Company repurchased 45,470 common shares totaling $7.2 million under the program. The authority to repurchase shares will be exercised from time to time as market conditions warrant and is subject to regulatory considerations. Evaluating management’s stewardship of capital for shareholders is a central part of our investment discipline that we practice for our clients. We hold ourselves to the same standard.
While 2018 was the eleventh consecutive year that the Company has paid a special dividend, there can be no assurance that we will pay a dividend in the future. We have paid out special dividends totaling $21.00 per share from 2016 through 2018. The 2018, 2017, and 2016 special dividends reduced shareholders’ equity by $28.1 million, $24.3 million, and $20.5 million, respectively.
Working Capital
As of December 31, 2018, the Company had working capital of approximately $181.0 million, compared to $162.5 million at December 31, 2017. Working capital includes cash, accounts receivable, investments, direct investments in Consolidated Funds, and other current assets of DHCM, net of accounts payable and accrued expenses, accrued incentive compensation, deferred compensation and other current liabilities of DHCM.
The Company has no debt, and we believe our available working capital is sufficient to cover current expenses and presently anticipated capital expenditures.
Below is a summary of investments as of December 31, 2018 and 2017:

	As of December 31,
	2018	2017
Corporate Investments:
Diamond Hill Core Bond Fund	$37,197,134	$30,529,852
Diamond Hill High Yield Fund	25,931,879	14,200,885
Diamond Hill Mid Cap Fund	15,035,251	19,270,451
Diamond Hill Research Opportunities Fund	12,912,291	15,409,571
Diamond Hill Valuation-Weighted 500 ETF	11,497,699	12,096,719
Diamond Hill Global Fund	8,482,790	—
Diamond Hill Global Fund, L.P.	—	2,055,196
Diamond Hill International Equity Fund, L.P.	1,057,445	1,173,870
Total Corporate Investments	112,114,489	94,736,544
Deferred Compensation Plan Investments in the Funds	22,387,874	20,480,790
Total investments held by DHCM	134,502,363	115,217,334
Redeemable noncontrolling interest in Consolidated Funds	68,985,854	23,258,688
Total investments	$203,488,217	$138,476,022

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
For the year ended December 31, 2018, net cash provided by operating activities totaled $28.1 million. The changes in net cash provided by operating activities were primarily driven by net income of $46.3 million, the add back of share-based compensation of $8.9 million and depreciation of $1.2 million, and the effect of non-cash items and timing differences in the cash settlement of assets and liabilities of $23.9 million. These cash inflows were partially offset by the net change in securities held in the underlying investment portfolios of our Consolidated Funds of $52.2 million. Absent the operating cash flows of the Consolidated Funds, cash flow from operations would have been approximately $79.9 million (see “Supplemental Consolidated Cash Flow Statement” below). We expect that cash flows provided by operating activities will continue to serve as our primary source of working capital in the near future.

For the year ended December 31, 2017, net cash provided by operating activities totaled $60.9 million. The changes in net cash provided by operating activities were primarily driven by net income of $51.6 million and the add back of share-based compensation of $8.6 million and depreciation of $0.9 million, and the effect of non-cash items and timing differences in the cash settlement of assets and liabilities of $5.4 million. These cash inflows were partially offset by the net change in securities held in our Consolidated Funds underlying investment portfolios of $5.5 million. Absent the operating cash flows of the Consolidated Funds, cash flow from operations would have been approximately $64.3 million.
For the year ended December 31, 2016, net cash provided by operating activities totaled $20.1 million. The changes in net cash provided by operating activities were primarily driven by net income of $46.6 million, the add back of share-based compensation of $8.2 million and depreciation of $0.7 million, and the effect of noncash items and timing differences in the cash settlement of assets and liabilities of $6.2 million. These cash inflows were significantly offset by the net change in securities held in our Consolidated Funds underlying investment portfolios of $41.7 million. Absent the operating cash flows of the Consolidated Funds, cash flow from operations would have been approximately $60.7 million.

Cash Flows from Investing Activities
The Company’s cash flows from investing activities consist primarily of capital expenditures and purchases and redemptions in our investment portfolio.
Cash flows used in investing activities totaled $4.3 million for the year ended December 31, 2018. The Company purchased corporate investments of $6.3 million and made $0.8 million of property and equipment purchases during the period. These cash outflows were partially offset by redemptions of corporate investments of $2.4 million and $0.5 million of proceeds from the scheduled collection of the promissory note received from the sale of Beacon Hill.
Cash flows used in investing activities totaled $18.6 million for the year ended December 31, 2017. The Company purchased corporate investments of $21.0 million and made $1.1 million of property and equipment purchases during the period. These cash outflows were partially offset by redemptions of corporate investments of $2.6 million and $1.0 million of proceeds from the scheduled collection of the promissory note received from the sale of Beacon Hill.
Cash flows used in investing activities totaled $5.7 million for the year ended December 31, 2016. The Company purchased corporate investments of $26.0 million and made $0.5 million of property and equipment purchases during the period. This cash outflow was partially offset by redemptions of corporate investments of $19.5 million and net proceeds received of $1.2 million from the sale of Beacon Hill.
Cash Flows from Financing Activities
The Company’s cash flows from financing activities consist primarily of the payment of special dividends, the repurchase of its common shares, shares withheld related to employee tax withholding and distributions to, or contributions from, redeemable noncontrolling interest holders.
For the year ended December 31, 2018, net cash used by financing activities totaled $16.0 million, consisting of the payment of special dividends of $28.1 million, the repurchase of the Company’s common shares of $7.2 million, and the value of shares withheld related to employee tax withholding of $1.9 million. These financing outflows were partially offset by net subscriptions received from redeemable noncontrolling interest holders of $21.2 million.

For the year ended December 31, 2017, net cash used by financing activities totaled $23.0 million, consisting of the payment of special dividends of $24.3 million and the value of shares withheld related to employee tax withholding of $5.0 million. These financing outflows were partially offset by net subscriptions received from redeemable noncontrolling interest holders of $6.3 million.

For the year ended December 31, 2016, net cash used by financing activities totaled $14.6 million, consisting of the payment of special dividends of $20.5 million and the value of shares withheld related to employee tax withholding of $10.0 million. These financing outflows were partially offset by net subscriptions received from redeemable noncontrolling interest holders of $9.6 million, excess income tax benefit from share-based compensation of $4.9 million, and income tax benefit from dividends paid on restricted stock of $1.4 million.
Supplemental Consolidated Cash Flow Statement
On January 1, 2016, the Company implemented the new consolidation accounting guidance that resulted in the consolidation of the Company’s exchange traded fund (“ETF”), the Diamond Hill Core Bond Fund, the Diamond Hill High Yield Fund, and the Diamond Hill Global Fund (collectively the “Consolidated Funds”) in which we have controlling interests. Our consolidated balance sheet now reflects the investments and other assets and liabilities of the Consolidated Funds, as well as redeemable noncontrolling interests for the portion of the Consolidated Funds that are held by third party investors. Although we can redeem our net interest in the Consolidated Funds at any time, we cannot directly access or sell the assets held by the Consolidated Funds to obtain cash for general operations. Additionally, the assets of the Consolidated Funds are not available to general creditors.
The following table summarizes the condensed cash flows for the year ended December 31, 2018, that are attributable to Diamond Hill Investment Group, Inc. and to the Consolidated Funds, and the related eliminations required in preparing the consolidated financial statements.

	Year Ended December 31, 2018
	Cash flow attributable to Diamond Hill Investment Group, Inc.	Cash flow attributable to Consolidated Funds	Eliminations	As reported on the Consolidated Statement of Cash Flows
Cash flows from Operating Activities:
Net Income	$47,375,829	$(2,677,977)	$1,616,536	$46,314,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,159,380	—	—	1,159,380
Share-based compensation	8,896,610	—	—	8,896,610
Net (gains)/losses on investments	13,235,941	2,677,977	(1,616,536)	14,297,382
Net change in securities held by Consolidated Funds	—	(52,168,968)	—	(52,168,968)
Other changes in assets and liabilities	9,202,427	429,372	—	9,631,799
Net cash provided by (used in) operating activities	79,870,187	(51,739,596)	—	28,130,591
Net cash used in investing activities	(34,792,725)	—	30,531,828	(4,260,897)
Net cash provided by (used in) financing activities	(37,249,511)	51,739,596	(30,531,828)	(16,041,743)
Net change during the period	7,827,951	—	—	7,827,951
Cash and cash equivalents at beginning of year	76,602,108	—	—	76,602,108
Cash and cash equivalents at end of year	$84,430,059	$—	$—	$84,430,059

Selected Quarterly Information
Our unaudited quarterly results of operations for the years ended December 31, 2018 and 2017 are summarized below:

	At or For the Quarter Ended
	2018				2017
(in thousands, except per share data)	12/31	09/30	06/30	03/31	12/31	09/30	06/30	03/31
Assets under management (in millions)	$19,108	$22,629	$21,827	$21,929	$22,317	$21,455	$20,924	$20,333
Total revenue	34,446	37,471	35,928	37,782	37,753	36,772	35,543	35,134
Total operating expenses	14,659	20,556	19,578	19,578	19,443	19,884	19,576	19,298
Operating income	19,787	16,915	16,350	18,204	18,310	16,888	15,967	15,836
Investment income, net	(13,488)	5,210	3,565	(1,559)	4,439	2,768	3,025	3,786
Income before taxes	$6,299	$22,125	$19,915	$16,645	$22,749	$19,656	$18,992	$19,622
Income tax expense	$(4,223)	$(5,727)	$(5,017)	$(3,702)	$(10,398)	$(6,498)	$(6,025)	$(6,496)
Net income	$2,076	$16,398	$14,898	$12,943	$12,351	$13,158	$12,967	$13,126
Net income attributable to common shareholders	$4,809	$15,208	$14,370	$12,989	$11,895	$12,699	$12,638	$12,757
Diluted EPS	$1.37	$4.31	$4.08	$3.72	$3.43	$3.67	$3.66	$3.71
Diluted weighted shares outstanding	3,514	3,532	3,520	3,492	3,471	3,461	3,449	3,435

Contractual Obligations
The following table presents a summary of the Company’s future obligations under the terms of operating leases and lease commitments, other contractual purchase obligations, and deferred compensation obligations at December 31, 2018. Other purchase obligations include contractual amounts that will be due for the purchase of services to be used in our operations, such as mutual fund sub-administration and investment related research software. These obligations may be cancelable at earlier times than those indicated and, under certain conditions, may involve termination fees. Because these obligations are primarily of a normal recurring nature, we expect to fund them from future cash flows from operations. The deferred compensation obligations includes compensation that will be paid out in future years and which will be funded by the related deferred compensation investments currently held on our consolidated balance sheets (see Note 6 to the consolidated financial statements). The information presented does not include operating expenses or capital expenditures that will be committed in the normal course of operations in 2019 and future years:

		Payments Due by Period
(in thousands)	Total	2019	2020	2021	2022	2023	Thereafter
Operating lease obligations	$3,853	$586	$615	$624	$624	$624	$780
Purchase obligations	5,170	3,807	1,340	21	2	—	—
Deferred compensation obligations	22,387	1,678	2,870	2,056	2,278	2,700	10,805
Total	$31,410	$6,071	$4,825	$2,701	$2,904	$3,324	$11,585

Use of Supplemental Data as Non-GAAP Performance Measures
As supplemental information, we are providing performance measures that are based on methodologies other than U.S. generally accepted accounting principles (“non-GAAP”). We believe the non-GAAP measures below are useful measures of our core business activities, are important metrics in estimating the value of an asset management business and may enable more appropriate comparison to our peers. These non-GAAP measures should not be a substitute for financial measures calculated in accordance with U.S. generally accepted accounting principles (“GAAP”) and may be calculated differently by other companies. The following schedule reconciles GAAP measures to non-GAAP measures for the years ended December 31, 2018, 2017, and 2016, respectively.

	Year Ended December 31,
(in thousands, except percentages and per share data)	2018	2017	2016
Total revenue	$145,628	$145,202	$136,103

Net operating income, GAAP basis	$71,256	$67,001	$63,069
Non-GAAP adjustments:
Gains (losses) on deferred compensation plan investments, net(1)	(2,122)	2,382	1,837
Net operating income, as adjusted, non-GAAP basis(2)	69,134	69,383	64,906
Non-GAAP adjustments:
Tax provision on net operating income, as adjusted, non-GAAP basis(3)	(19,862)	(25,192)	(23,626)
Net operating income, as adjusted, after tax, non-GAAP basis(4)	$49,272	$44,191	$41,280

Net operating income, as adjusted after tax per diluted share, non-GAAP basis(5)	$14.02	$12.80	$12.09
Diluted weighted average shares outstanding, GAAP basis	3,515	3,452	3,413

Operating profit margin, GAAP basis	49%	46%	46%
Operating profit margin, as adjusted, non-GAAP basis(6)	47%	48%	48%
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

Critical Accounting Policies and Estimates
Consolidation. We consolidate all subsidiaries and certain investments in which we have a controlling interest. We are generally deemed to have a controlling interest when we own the majority of the voting interest of an entity or are deemed to be the primary beneficiary of a variable interest entity (“VIE”). A VIE is an entity that lacks sufficient equity to finance its activities or its equity holders do not have defined power to direct the activities of the entity normally associated with an equity investment. Our analysis to determine whether an entity is a VIE or a voting rights entity (“VRE”) involves judgment and considers several factors, including an entity’s legal organization, equity structure, the rights of the investment holders, our ownership interest in the entity, and our contractual involvement with the entity. We continually review and reconsider our VIE or VRE conclusions upon the occurrence of certain events, such as changes to our ownership interest, or amendments to contract documents. Our VIEs are primarily sponsored investment entities and our variable interest consists of our equity ownership in these entities. The Company concluded we are not the primary beneficiary of any of these VIEs as of December 31, 2018 as we lack the power to control these entities.
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
We invest in the Diamond Hill Funds (the “Funds”) and our private investment funds, which are market risk sensitive financial instruments. These investments have inherent market risk in the form of price risk; that is, the potential future loss of value that would result from a decline in their fair value. Market prices fluctuate and the amount realized upon subsequent sale may differ significantly from the reported market value.
The table below summarizes our market risks as of December 31, 2018, and shows the effects of a hypothetical 10% increase and decrease in investments.

	Fair Value as of December 31, 2018	Fair Value Assuming a Hypothetical 10% Increase	Fair Value Assuming a Hypothetical 10% Decrease
Equity investments	85,124,719	$93,637,191	$76,612,247
Fixed Income investments	118,363,498	130,199,848	106,527,148
Total	$203,488,217	$223,837,039	$183,139,395

ITEM 8.	Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Diamond Hill Investment Group, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Diamond Hill Investment Group, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, shareholders’ equity and redeemable noncontrolling interest, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

/s/ KPMG LLP
We have served as the Company’s auditor since 2012.

Columbus, Ohio
February 21, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Diamond Hill Investment Group, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Diamond Hill Investment Group, Inc.’s and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, shareholders’ equity and redeemable noncontrolling interest, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated February 21, 2019 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A of the Company’s December 31, 2018 annual report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ KPMG LLP
Columbus, Ohio
February 21, 2019

Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$84,430,059	$76,602,108
Investments	203,488,217	138,476,022
Accounts receivable	20,290,283	19,220,279
Prepaid expenses	2,372,712	2,073,343
Income taxes receivable	—	4,114,962
Property and equipment, net of depreciation	3,680,472	4,057,901
Deferred taxes	11,466,100	5,843,704
Total assets	$325,727,843	$250,388,319
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$15,561,491	$11,890,403
Accrued incentive compensation	26,754,167	25,496,500
Income taxes payable	2,768,681	—
Deferred compensation	22,387,874	20,480,790
Total liabilities	67,472,213	57,867,693
Redeemable noncontrolling interest	62,679,687	20,076,806
Permanent Shareholders’ Equity
Common stock, no par value 7,000,000 shares authorized; 3,499,285 issued and outstanding at December 31, 2018 (inclusive of 211,575 unvested shares); 3,470,428 issued and outstanding at December 31, 2017 (inclusive of 191,900 unvested shares)	124,933,060	118,209,111
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred equity compensation	(22,008,054)	(19,134,963)
Retained Earnings	92,650,937	73,369,672
Total permanent shareholders’ equity	195,575,943	172,443,820
Total liabilities and shareholders’ equity	$325,727,843	$250,388,319

Book value per share	$55.89	$49.69
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income

	Year Ended December 31,
	2018	2017	2016
REVENUES:
Investment advisory	$135,317,805	$132,688,462	$121,645,149
Mutual fund administration, net	10,309,943	12,513,267	14,457,926
Total revenue	145,627,748	145,201,729	136,103,075
OPERATING EXPENSES:
Compensation and related costs	53,853,670	54,855,972	52,264,843
General and administrative	11,648,925	14,036,681	12,621,831
Sales and marketing	5,242,848	4,994,525	4,263,143
Mutual fund administration	3,625,898	4,313,185	3,884,655
Total operating expenses	74,371,341	78,200,363	73,034,472
NET OPERATING INCOME	71,256,407	67,001,366	63,068,603
Investment income (loss), net	(6,272,678)	14,017,593	7,517,398
Gain on sale of subsidiary	—	—	2,675,766
INCOME BEFORE TAXES	64,983,729	81,018,959	73,261,767
Income tax expense	(18,669,341)	(29,417,290)	(26,667,635)
NET INCOME	46,314,388	51,601,669	46,594,132
Net loss (income) attributable to redeemable noncontrolling interest	1,061,441	(1,612,712)	(542,209)
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$47,375,829	$49,988,957	$46,051,923
Earnings per share attributable to common shareholders
Basic	$13.49	$14.49	$13.52
Diluted	$13.48	$14.48	$13.49
Weighted average shares outstanding
Basic	3,512,470	3,448,824	3,407,408
Diluted	3,514,528	3,451,838	3,413,391
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest

	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at January 1, 2016	3,414,338	$102,536,527	$(19,294,784)	$22,072,271	$105,314,014	$—
Cumulative-effect adjustment from the adoption of ASU 2015-02 (Note 2)	—	—	—	—	—	4,031,756
Issuance of restricted stock grants	35,900	7,504,564	(7,504,564)	—	—	—
Amortization of restricted stock grants	—	—	6,466,797	—	6,466,797	—
Issuance of stock grants	21,940	3,879,431	—	—	3,879,431	—
Issuance of common stock related to 401k plan match	9,466	1,738,287	—	—	1,738,287	—
Tax benefit from dividend payments related to restricted stock grants	—	1,372,996	—	—	1,372,996	—
Net excess tax benefit from vested restricted stock grants	—	4,895,907	—	—	4,895,907	—
Shares withheld related to employee tax withholding	(53,018)	(10,029,464)	—	—	(10,029,464)	—
Forfeiture of restricted stock grants	(17,070)	(2,604,445)	2,604,445	—	—	—
Cash dividend paid of $6.00 per share	—	—	—	(20,465,736)	(20,465,736)	—
Net income	—	—	—	46,051,923	46,051,923	542,209
Net subscriptions of consolidated funds	—	—	—	—	—	9,266,723
Balance at December 31, 2016	3,411,556	$109,293,803	$(17,728,106)	$47,658,458	$139,224,155	$13,840,688
Issuance of restricted stock grants	57,350	8,454,411	(8,454,411)	—	—	—
Amortization of restricted stock grants	—	—	6,871,284	—	6,871,284	—
Issuance of stock grants	19,219	3,892,424	—	—	3,892,424	—
Issuance of common stock related to 401k plan match	8,478	1,710,785	—	—	1,710,785	—
Shares withheld related to employee tax withholding	(24,425)	(4,966,042)	—	—	(4,966,042)	—
Forfeiture of restricted stock grants	(1,750)	(176,270)	176,270	—	—	—
Cash dividend paid of $7.00 per share	—	—	—	(24,277,743)	(24,277,743)	—
Net income	—	—	—	49,988,957	49,988,957	1,612,712
Net subscriptions of consolidated funds	—	—	—	—	—	4,623,406
Balance at December 31, 2017	3,470,428	$118,209,111	$(19,134,963)	$73,369,672	$172,443,820	$20,076,806
Issuance of restricted stock grants	73,025	13,654,592	(13,654,592)	—	—	—
Amortization of restricted stock grants	—	—	6,664,875	—	6,664,875	—
Issuance of stock grants	20,153	4,109,197	—	—	4,109,197	—
Issuance of common stock related to 401k plan match	11,967	2,231,735	—	—	2,231,735	—
Shares withheld related to employee tax withholding	(9,918)	(1,925,700)	—	—	(1,925,700)	—
Forfeiture of restricted stock grants	(20,900)	(4,116,626)	4,116,626	—	—	—
Repurchases of common stock	(45,470)	(7,229,249)	—	—	(7,229,249)	—
Cash dividend paid of $8.00 per share	—	—	—	(28,094,564)	(28,094,564)	—
Net income	—	—	—	47,375,829	47,375,829	(1,061,441)
Net subscriptions of consolidated funds	—	—	—	—	—	27,219,682
New consolidations of Company sponsored investments	—	—	—	—	—	16,444,640
Balance at December 31, 2018	3,499,285	$124,933,060	$(22,008,054)	$92,650,937	$195,575,943	$62,679,687
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$46,314,388	$51,601,669	$46,594,132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,159,380	888,197	712,112
Share-based compensation	8,896,610	8,582,069	8,205,084
Decrease (increase) in accounts receivable	(1,014,839)	(1,615,070)	486,491
Change in current income taxes	6,883,643	(3,003,072)	6,559,150
Change in deferred income taxes	(5,622,396)	2,893,063	469,312
Gain on sale of subsidiary	—	—	(2,675,766)
Net loss / (gain) on investments	14,297,382	(9,730,751)	(5,471,469)
Net change in securities held by Consolidated Funds	(52,168,968)	(5,511,669)	(41,674,992)
Increase in accrued incentive compensation	5,366,864	6,705,424	4,578,431
Increase in deferred compensation	1,907,084	6,298,320	3,945,727
Excess income tax benefit from share-based compensation	—	—	(4,895,907)
Income tax benefit from dividends paid on restricted stock	—	—	(1,372,996)
Other changes in assets and liabilities	2,111,443	3,811,579	4,612,437
Net cash provided by operating activities	28,130,591	60,919,759	20,071,746
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(781,951)	(1,106,520)	(484,509)
Purchase of Company sponsored investments	(6,332,090)	(21,044,429)	(25,953,000)
Proceeds from sale of Company sponsored investments	2,353,144	2,597,130	19,543,607
Proceeds from sale of subsidiary, net of cash disposed	500,000	1,000,000	1,163,769
Net cash used in investing activities	(4,260,897)	(18,553,819)	(5,730,133)
CASH FLOWS FROM FINANCING ACTIVITIES:
Value of shares withheld related to employee tax withholding	(1,925,700)	(4,966,042)	(10,029,464)
Payment of dividends	(28,094,564)	(24,277,743)	(20,465,736)
Net subscriptions received from redeemable noncontrolling interest holders	21,207,770	6,290,077	9,599,783
Repurchase of common stock	(7,229,249)	—	—
Excess income tax benefit from share-based compensation	—	—	4,895,907
Income tax benefit from dividends paid on restricted stock	—	—	1,372,996
Net cash used in financing activities	(16,041,743)	(22,953,708)	(14,626,514)
CASH AND CASH EQUIVALENTS
Net change during the year	7,827,951	19,412,232	(284,901)
At beginning of year	76,602,108	57,189,876	57,474,777
At end of year	$84,430,059	$76,602,108	$57,189,876
Supplemental cash flow information:
Income taxes paid	$17,408,094	$29,527,299	$19,639,173
Supplemental disclosure of non-cash transactions:
Common stock issued as incentive compensation	4,109,197	3,892,424	3,879,431
Charitable donation of corporate investments and property and equipment	1,989,803	1,748,841	1,729,735
Cumulative-effect adjustment from the adoption of ASU 2015-02 (Note 2)	—	—	4,031,756
Net subscriptions (redemptions) of ETF Shares for marketable securities	6,282,621	(1,555,305)	(244,200)
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Notes to Consolidated Financial Statements

Note 1 Business and Organization
Diamond Hill Investment Group, Inc. (the “Company”), an Ohio corporation, derives its consolidated revenues and net income from investment advisory and fund administration services.
Diamond Hill Capital Management, Inc. (“DHCM”), an Ohio corporation, is a wholly owned subsidiary of the Company and a registered investment adviser. DHCM is the investment adviser to the Diamond Hill Funds (the “Funds”), a series of open-end mutual funds, private investment funds (“Private Funds”), an exchange traded fund (the “ETF”), and other institutional accounts. In addition, DHCM is administrator for the Funds.
Beacon Hill Fund Services, Inc. (“BHFS”) and BHIL Distributors, Inc. (“BHIL”), collectively operated as “Beacon Hill,” were former operating subsidiaries of the Company. The Company sold Beacon Hill on July 31, 2016. Prior to the sale, Beacon Hill provided compliance, treasury, underwriting and other fund administration services to investment advisers and mutual funds. See Note 11 for additional information regarding the sale of Beacon Hill.
Note 2 Significant Accounting Policies
Basis of Presentation
The accompanying Consolidated Financial Statements of the Company have been prepared pursuant to the rules and regulations of the U. S. Securities and Exchange Commission (“SEC”) and in accordance with the instructions to Form 10-K. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading.
These Consolidated Financial Statements reflect, in the opinion of the Company, all material adjustments (which include only normal recurring adjustments) necessary to fairly present the Company’s financial position as of December 31, 2018 and 2017, and results of operations for the years ended December 31, 2018, 2017 and 2016. The preparation of the Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expense during the reporting period. Estimates have been prepared on the basis of the most current and best available information, but actual results could differ materially from those estimates.
Book value per share is computed by dividing total shareholders’ equity by the number of shares issued and outstanding at the end of the measurement period.
Reclassification
Certain prior period amounts and disclosures may have been reclassified to conform to the current period’s financial presentation.
Principles of Consolidation
The accompanying consolidated financial statements include the operations of the Company and its controlled subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.
The Company holds certain investments in the Funds and the ETF for general corporate investment purposes, to provide seed capital for newly formed strategies or to add capital to existing strategies. The Funds are organized in a series fund structure in which there are multiple mutual funds within one Trust. The Trust is an open-end investment company registered under the Investment Company Act of 1940, as amended (the”1940 Act”). The ETF is an individual series of ETF Series Solutions which is also an open-end investment company registered under the 1940 Act. Each of the individual mutual funds and the ETF represents a separate share class of a legal entity organized under the Trust.
As of January 1, 2016, the Company adopted ASU 2015-02 - Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”) and we have performed our consolidation analysis at the individual mutual fund and ETF level and have concluded the mutual funds and ETF are voting rights entities (“VREs”) because the structure of the investment product is such that the shareholders are deemed to have the power through voting rights to direct the activities that most significantly impact the entity’s economic performance. To the extent material, these investment products are consolidated if Company ownership, directly or indirectly, represents a majority interest (greater than 50%). The Company records redeemable noncontrolling interests in consolidated investments for which the Company’s ownership is less than 100%. The Company has consolidated the ETF, the Diamond Hill Core Bond Fund, the Diamond Hill High Yield Fund, and the Diamond Hill Global Fund (collectively, the “Consolidated Funds”) as of December 31, 2018.
We adopted ASU 2015-02 utilizing the modified retrospective transition method and have recorded a cumulative-effect adjustment to equity of $4.0 million as of January 1, 2016. Prior to the adoption of ASU 2015-02, we performed our analysis at the Trust level and concluded we did not need to consolidate the Funds or the ETF as we owned less than 1% of the voting interest in the respective Trusts.
DHCM is the managing member of Diamond Hill General Partner, LLC (the “General Partner”), which is the general partner of Diamond Hill Investment Partners, L.P. (“DHIP”), and Diamond Hill International Equity Fund, L.P. (“DHIEF”), each a limited partnership (collectively, the “Partnerships” or “LPs”) whose underlying assets consist primarily of marketable securities.
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
The Company concluded DHIEF was a variable interest entity (“VIE”) as DHCM has disproportionately less voting interest than economic interest, given that the limited partners have full power to remove the Company as the General Partner due to the existence of substantive kick-out rights. In addition, substantially all of the LPs’ activities are conducted on behalf of the General Partner which has disproportionately few voting rights. The Company concluded it is not the primary beneficiary of DHIEF as we lack the power to control the entity due to the existence of single-party kick-out rights where the limited partners have the unilateral ability to remove the General Partner without cause. DHCM’s investments in DHIEF are reported as a component of the Company’s investment portfolio, valued at DHCM’s respective share of the net income or loss of DHIEF.
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

Accounts Receivable
Accounts receivable are recorded when they are due and are presented on the balance sheet net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of the individuals or entities that owe the receivable. No allowance for doubtful accounts was deemed necessary at December 31, 2018 or 2017. Accounts receivable from the Funds were $9.4 million and $11.6 million as of December 31, 2018 and 2017, respectively.
Investments
Management determines the appropriate classification of its investments at the time of purchase and re-evaluates its determination at each reporting period.
Investments in the Funds we advise where the Company has neither control nor the ability to exercise significant influence, as well as securities held in the Consolidated Funds, are measured at fair value based on quoted market prices. Unrealized gains and losses are recorded as investment income (loss) in the Company’s consolidated statements of income.
Investments classified as equity method investments represent investments in which the Company owns between 20-50% of the outstanding voting interests in the entity or when it is determined that the Company is able to exercise significant influence but not control over the investments. When using the equity method, the Company recognizes its respective share of the investee’s net income or loss for the period which is recorded as investment income in the Company’s consolidated statements of income.
Property and Equipment
Property and equipment, consisting of leasehold improvements, computer equipment, furniture, and fixtures, are carried at cost less accumulated depreciation. Accumulated depreciation was $5.2 million and $4.0 million as of December 31, 2018 and 2017, respectively. Depreciation is calculated using the straight-line method over the estimated lives of the assets.
New Accounting Guidance
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”, which superseded existing accounting standards for revenue recognition and created a single framework. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This standard also specifies the accounting for certain costs to obtain or fulfill a contract with a customer. Our implementation efforts included a detailed review of revenue contracts within the scope of the guidance and an evaluation of the impact on the Company’s revenue recognition policies. No transition-related practical expedients were applied. The Company adopted this ASU on its effective date, January 1, 2018, and it had no impact on the timing of the Company’s revenue recognition.
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
Revenue earned for the years ended December 31, 2018, 2017 and 2016 under contracts with clients include:

	Year Ended December 31, 2018
	Investment advisory	Mutual fund administration, net	Total revenue
Proprietary funds	$105,228,977	$10,309,943	$115,538,920
Sub-advised funds and institutional accounts	30,088,828	—	30,088,828
	$135,317,805	$10,309,943	$145,627,748

	Year Ended December 31, 2017
	Investment advisory	Mutual fund administration, net	Total revenue
Proprietary funds	$104,233,581	$12,513,267	$116,746,848
Sub-advised funds and institutional accounts	28,454,881	—	28,454,881
	$132,688,462	$12,513,267	$145,201,729

	Year Ended December 31, 2016
	Investment advisory	Mutual fund administration, net	Total revenue
Proprietary funds	$88,861,650	$14,457,926	$103,319,576
Sub-advised funds and institutional accounts	32,783,499	—	32,783,499
	$121,645,149	$14,457,926	$136,103,075
Revenue Recognition – Investment Advisory Fees
The Company’s investment advisory contracts have a single performance obligation (the investment advisory services provided to the client) as the promised services are not separately identifiable from other promises in the contracts and, therefore, are not distinct. All performance obligations to provide advisory services are satisfied over time and the Company recognizes revenue as time passes.
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
Revenue Recognition – Variable Rate Fees
The Company manages certain client accounts that provide for variable rate fees. These fees are calculated based on client investment results over rolling five-year periods. The Company records variable rate fees at the end of the contract measurement period because the variable fees earned are constrained based on movements in the financial markets. During the years ended December 31, 2018, 2017, and 2016, the Company recorded $1.4 million, $0.2 million, and $6.4 million, respectively, in variable rate fees. The table below shows AUM subject to variable rate fees and the amount of variable rate fees that would be recognized based upon investment results as of December 31, 2018:

	As of December 31, 2018
	AUM subject to variable rate fees	Unearned variable rate fees
Contractual Period Ending:
Quarter Ending September 30, 2019	$31,391,099	$563,958
Quarter Ending March 31, 2020	11,224,113	10,585
Quarter Ending September 30, 2021	247,707,871	4,062,773
Total	$290,323,083	$4,637,316
The contractual end dates highlight the time remaining until the variable rate fees are scheduled to be earned. The amount of variable rate fees that would be recognized based upon investments results as of December 31, 2018 will increase or decrease based on future client investment results through the contractual period end. There can be no assurance that the unearned amounts will ultimately be earned.

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
Prior to the sale of Beacon Hill, the Company, through Beacon Hill, had underwriting and administrative service agreements with certain clients, including registered mutual funds. The fee arrangements varied from client to client based upon services provided and have been recorded as revenue under mutual fund administration on the Company’s consolidated statements of income. Part of Beacon Hill’s role as underwriter was to act as an agent on behalf of its mutual fund clients to receive 12b-1/service fees and commission revenue and facilitate the payment of those fees and commissions to third parties who provide services to the funds and their shareholders. The majority of 12b-1/service fees were paid to independent third parties and the remainder were retained by the Company as a reimbursement of expenses the Company had incurred. The amounts of 12b-1/service fees and commissions were determined by each mutual fund client, and Beacon Hill bore no financial risk related to these services. As a result, 12b-1/service fees and commission revenue was recorded net of the expense payments to third parties, in accordance with the appropriate accounting treatment for this agency relationship.
Mutual fund administration gross and net revenue are summarized below:

	Year Ended December 31,
	2018	2017	2016
Mutual fund administration:
Administration revenue, gross	$24,463,538	$26,219,881	$26,664,635
12b-1/service fees and commission revenue received from fund clients	—	—	6,360,400
12b-1/service fees and commission expense payments to third parties	—	—	(5,660,430)
Fund related expense	(14,183,370)	(13,748,445)	(12,937,067)
Revenue, net of related expenses	10,280,168	12,471,436	14,427,538
DHCM C-Share financing:
Broker commission advance repayments	332,680	416,614	691,228
Broker commission amortization	(302,905)	(374,783)	(660,840)
Financing activity, net	29,775	41,831	30,388
Mutual fund administration revenue, net	$10,309,943	$12,513,267	$14,457,926
Mutual fund administrative net revenue from the Funds was $10.3 million, $12.5 million, and $11.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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
Earnings Per Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period, which includes participating securities. Diluted EPS reflects the potential dilution of EPS due to unvested restricted stock units. See Note 9.
Newly Issued But Not Yet Adopted Accounting Guidance
In February 2016, the FASB issued ASU 2016-02, “Leases”, which, among other things, requires lessees to recognize most leases on-balance sheet. This will increase the reported assets and liabilities of lessees - in some cases significantly. Lessor accounting remains substantially similar to current GAAP. ASU 2016-02 supersedes Topic 840, Leases. ASU 2016-02 is effective for annual and interim periods in fiscal years beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method for all entities. We will adopt this standard on its effective date, January 1, 2019. While we continue evaluating the full impact this standard will have on our consolidated financial statements, we expect to record a right-of use asset and lease liability of approximately $3.6 million related to our office lease. We expect the adoption will have no impact on our consolidated statements of income.
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
Note 3 Investments
The following table summarizes the carrying value of investments as of December 31, 2018 and 2017:

	As of December 31,
	2018	2017
Fair value investments:
Securities held in Consolidated Funds(a)	$153,730,480	$65,890,500
Company sponsored investments	33,418,088	36,541,818
Company sponsored equity method investments	16,339,649	36,043,704
Total Investments	$203,488,217	$138,476,022
(a) Of the securities held in the Consolidated Funds as of December 31, 2018, $84.7 million were held directly by the Company and $69.0 million were held by noncontrolling shareholders. Of the securities held in the Consolidated Funds as of December 31, 2017, $42.6 million were held directly by the Company and $23.3 million were held by noncontrolling shareholders.
The Company consolidated the ETF and Diamond Hill Core Bond Fund as of both December 31, 2018 and 2017, respectively. During the year ended December 31, 2018, the Company also consolidated the Diamond Hill Global Fund and the Diamond

Hill High Yield Fund as we increased our ownership interest of each above 50% during the year. As of December 31, 2017, these investments were classified as equity method investments.
As of December 31, 2018, our equity method investments consisted of the Diamond Hill Research Opportunities Fund and the Diamond Hill International Equity Fund, L.P., and our ownership percentages in each of these funds was 28% and 30%, respectively. As of December 31, 2017, our equity method investments consisted of the Diamond Hill Research Opportunities Fund, the Diamond Hill High Yield Fund, the Diamond Hill Global Fund, L.P., and the Diamond Hill International Equity Fund, L.P., and our ownership percentages in these funds were 26%, 48%, 95%, and 30%, respectively. The Company’s equity method investments consist of cash, marketable equity securities and fixed income securities. The following table includes the condensed summary financial information from the Company’s equity method investments as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016:

		As of December 31,
		2018	2017
Total assets		$80,845,124	$144,118,745
Total liabilities		22,287,437	38,009,765
Net assets		58,557,687	106,108,980
DHCM’s portion of net assets		16,339,649	36,043,704

	For the Year Ended December 31,
	2018	2017	2016
Investment income	$1,154,007	$2,944,836	$3,272,972
Expenses	978,322	1,176,896	1,409,896
Net realized gains	1,918,661	4,432,850	1,981,185
Net change in unrealized appreciation (depreciation)	(10,229,319)	5,613,627	10,458,073
Net income	(8,134,973)	11,814,417	14,302,334
DHCM’s portion of net income	(2,400,467)	3,206,702	4,392,636
Note 4 Fair Value Measurements
The Company determines the fair value of our cash equivalents and certain investments using the following broad levels listed below:
Level 1 - Unadjusted quoted prices for identical instruments in active markets.
Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-driven valuations in which all significant inputs are observable.
Level 3 - Valuations derived from techniques in which significant inputs are unobservable. We do not value any investments using Level 3 inputs.
These levels are not necessarily an indication of the risk or liquidity associated with investments.

The following table summarizes investments that are recognized in our consolidated balance sheet using fair value measurements (excludes investments classified as equity method investments) determined based upon the differing levels as of December 31, 2018 and 2017:

December 31, 2018	Level 1	Level 2	Level 3	Total
Cash equivalents	$80,690,647	$—	$—	$80,690,647
Fair value investments
Securities held in Consolidated Funds(a)	43,595,438	110,135,042	—	$153,730,480
Company sponsored investments	33,418,088	—	—	$33,418,088

December 31, 2017
Cash equivalents	72,669,083	—	—	$72,669,083
Fair value investments
Securities held in Consolidated Funds(a)	24,618,578	41,271,922	—	$65,890,500
Company sponsored investments	36,541,818	—	—	$36,541,818
(a) Of the securities held in the Consolidated Funds as of December 31, 2018, $84.7 million were held directly by the Company and $69.0 million were held by noncontrolling shareholders. Of the securities held in the Consolidated Funds as of December 31, 2017, $42.6 million were held directly by the Company and $23.3 million were held by noncontrolling shareholders.
Level 1 investments are comprised of investments in registered investment companies (mutual funds) or equity securities held in the Consolidated Funds and include, as of December 31, 2018 and 2017, $80.7 million and $72.7 million, respectively, of investments in money market mutual funds owned by DHCM that the Company classifies as cash equivalents.
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
The Company determines transfers between fair value hierarchy levels at the end of the reporting period. There were no transfers in or out of the levels during any of the years ended December 31, 2018, 2017, and 2016.
Changes to fair values of the investments are recorded in the Company’s consolidated statements of income as investment income (loss), net.
Note 5 Capital Stock
Common Shares
The Company has only one class of securities outstanding, common shares, no par value per share.
Authorization of Preferred Shares
The Company’s Amended and Restated Articles of Incorporation authorize the issuance of 1,000,000 “blank check” preferred shares with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors. The Board of Directors is authorized, without shareholder approval, to issue preferred shares with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting or other rights of the holders of the common shares. There were no shares of preferred shares issued or outstanding at December 31, 2018 or 2017.
Note 6 Compensation Plans
Equity Incentive Plans
2014 Equity and Cash Incentive Plan
At the Company’s annual shareholder meeting on April 30, 2014, shareholders approved the 2014 Equity and Cash Incentive Plan (“2014 Plan”). The 2014 Plan is intended to facilitate the Company’s ability to attract and retain staff, provide additional incentive to employees and directors, and promote the success of the Company’s business. The 2014 Plan authorizes the issuance of 600,000 common shares of the Company in various forms of equity awards. The 2014 Plan also authorizes cash incentive awards. As of December 31, 2018, there were 287,354 common shares available for awards under the 2014 Plan. The 2014 Plan provides that the Board of Directors, or a committee appointed by the Board, may grant awards and otherwise administer the 2014 Plan. Restricted stock units and restricted stock grants issued under the 2014 Plan, which vest over time, are recorded as deferred compensation in the equity section of the balance sheet on the grant date and then recognized as compensation expense based on the grant date price over the vesting period of the respective grant. Stock grants issued under the 2014 Plan are recorded as compensation expense based on the grant date price.
2011 Equity and Cash Incentive Plan
There are no longer any common shares available for future awards under the 2011 Equity and Cash Incentive Plan (the “2011 Plan”), although awards granted under the 2011 plan remain issued and outstanding. Restricted stock grants issued under the 2011 Plan, which vest over time, were recorded as deferred compensation in the equity section of the balance sheet on the grant date and then recognized as compensation expense based on the grant date price over the vesting period of the respective grant. Stock grants issued under the 2011 Plan were recorded as compensation expense based on the grant date price.
Share-Based Payment Transactions
The Company issues restricted stock units and restricted stock awards (sometimes referred to collectively as, “Restricted Stock”) under the 2014 Plan. Restricted stock units represent common shares which may be issued in the future, whereas restricted stock awards represent common shares issued and outstanding upon grant subject to vesting restrictions. The following table represents a roll-forward of outstanding Restricted Stock and related activity during the years ended December 31, 2018 and 2017:

	Shares	Weighted-Average Grant Date Price per Share
Outstanding Restricted Stock as of December 31, 2016	223,800	$132.96
Grants issued	41,350	204.46
Grants vested	(65,500)	98.81
Grants forfeited	(1,750)	100.73
Outstanding Restricted Stock as of December 31, 2017	197,900	$165.60
Grants issued	70,025	195.00
Grants vested	(32,450)	82.30
Grants forfeited	(20,900)	196.97
Outstanding Restricted Stock as of December 31, 2018	214,575	$177.22
Total deferred equity compensation related to unvested Restricted Stock grants was $22.0 million as of December 31, 2018. Compensation expense related to Restricted Stock grants is calculated based upon the fair market value of the common shares on grant date. The Company’s policy is to adjust compensation expense for forfeitures as they occur. The recognition of compensation expense related to deferred compensation over the remaining vesting periods is as follows:

2019	2020	2021	2022	2023	Thereafter	Total
$7,135,131	$5,671,192	$4,358,633	$3,371,500	$1,129,611	$341,987	$22,008,054
Stock Grant Transactions
The following table represents shares issued as part of our incentive compensation program during the years ended December 31, 2018, 2017, and 2016:

	Shares Issued	Grant Date Value
December 31, 2018	20,153	$4,109,197
December 31, 2017	19,219	3,892,424
December 31, 2016	21,940	3,879,431

401(k) Plan
The Company sponsors a 401(k) plan in which all employees are eligible to participate. Employees may contribute a portion of their compensation subject to certain limits based on federal tax laws. Effective April 1, 2018, the Company increased its matching contributions of common shares of the Company with a value equal to 250 percent of the first six percent of an employee’s compensation contributed to the plan. Prior to April 1, 2018, the Company made matching contributions of common shares of the Company with a value equal to 200 percent of the first six percent of an employee’s compensation contribution to the plan. Employees become fully vested in the matching contributions after six plan years of employment. The following table summarizes the Company’s expenses attributable to the 401(k) plan during the years ended December 31, 2018, 2017 and 2016:

	Shares Issued	Company Contribution
December 31, 2018	11,967	$2,231,735
December 31, 2017	8,478	1,710,785
December 31, 2016	9,466	1,738,287
Deferred Compensation Plans
The Company offers two deferred compensation plans, the Diamond Hill Fixed Term Deferred Compensation Plan and the Diamond Hill Variable Term Deferred Compensation Plan (collectively the “Plans”). Under the Plans, participants may elect to voluntarily defer, for a minimum of five years, certain incentive compensation, which the Company then contributes into the Plans. Each participant is responsible for designating investment options for assets they contribute, and the distribution paid to each participant reflects any gains or losses on the assets realized while in the Plans. Assets held in the Plans are included in the Company’s investment portfolio, and the associated obligation to participants is included in deferred compensation liability. Deferred compensation liability was $22.4 million and $20.5 million as of December 31, 2018 and 2017, respectively.
Note 7 Operating Leases
The Company currently leases office space of approximately 37,829 square feet at one location. The following table summarizes the total lease and operating expenses for the years ended December 31, 2018, 2017 and 2016:

For the year ended December 31,
2018	2017	2016
$970,143	$936,008	$882,231
The approximate future minimum lease payments under the operating lease are as follows:

	Future Minimum Lease Payments by Year
Total	2019	2020	2021	2022	2023	Thereafter
$3,853,831	$586,350	$614,721	$624,179	$624,179	$624,179	$780,223
In addition to the above lease payments, the Company is also responsible for normal operating expenses of the property. Such annual operating expenses were approximately $0.4 million in each of 2018, 2017 and 2016.
Note 8 Income Taxes
The provision for income taxes consists of:

	As of December 31,
	2018	2017	2016
Current federal income tax provision	$15,731,258	$24,749,832	$24,234,050
Current state and local income tax provision	8,560,479	1,774,395	1,964,273
Deferred income tax expense (benefit)	(5,622,396)	2,893,063	469,312
Provision for income taxes	$18,669,341	$29,417,290	$26,667,635

A reconciliation of income tax expense at the statutory federal rate to the Company’s income tax expense is as follows:

	2018	2017	2016
Income tax computed at statutory rate	$13,646,583	$28,356,636	$25,641,618
Expense (benefit) attributable to redeemable noncontrolling interests(a)	222,624	(564,449)	(189,773)
State and local income taxes, net of federal benefit	2,993,730	1,153,357	1,276,777
Change in uncertain state and local tax positions, net of federal benefit	2,982,337	—	—
Revaluation adjustment of net deferred tax assets(b)	(917,288)	3,557,039	—
Excess tax benefits on vesting of Restricted Stock	(667,697)	(2,420,250)	—
Income tax benefit from dividends paid on Restricted Stock	(340,200)	(418,583)	—
Interest and Penalties	786,711	—	15,748
Other	(37,459)	(246,460)	(76,735)
Income tax expense	$18,669,341	$29,417,290	$26,667,635
(a) The provision for income taxes includes expense (benefit) attributable to the fact that the Company’s operations include the Consolidated Funds which are not subject to federal income taxes. Accordingly, a portion of the Company’s earnings are not subject to corporate tax levels.
(b) The provision for income taxes for 2018 includes the remeasurement of our net deferred tax assets of $0.9 million due to the additional state and local tax we expect to pay in future tax periods. The provision for income taxes for 2017 includes a non-recurring charge of $3.6 million for the remeasurement of our net deferred tax assets to reflect the effect of the U.S. tax law changes enacted on December 22, 2017.
Deferred income taxes and benefits arise from temporary differences between taxable income for financial statement and income tax return purposes. Net deferred tax assets consisted of the following at December 31, 2018 and 2017:

	2018	2017
Stock-based compensation	$4,025,255	$2,868,719
Accrued compensation	6,684,531	5,795,204
Unrealized losses (gains)	1,323,181	(2,260,673)
Property and equipment	(498,271)	(467,127)
Other assets and liabilities	(68,596)	(92,419)
Net deferred tax assets	$11,466,100	$5,843,704
The net temporary differences incurred to date will reverse in future periods as the Company generates taxable earnings. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets recorded. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2018, no valuation allowance was deemed necessary.
The Company implemented ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” on January 1, 2017. Beginning January 1, 2017, any excess tax benefits or deficiencies from the vesting of stock awards are recognized through the income tax provision as opposed to common stock. For Restricted Stock, the Company receives an excess income tax benefit calculated as the tax effect of the difference between the fair market value of the stock at the time of grant and vesting. The Company also records income tax benefits from dividends paid on Restricted Stock. This change was required to be applied prospectively to all excess tax benefits and tax deficiencies after the date of adoption of the ASU. No adjustment is recorded for any windfall benefits previously recorded in common stock. In addition, all tax-related cash flows resulting from share based payments are now reported as operating activities in the statement of cash flows under the new guidance, rather than the prior requirement to present windfall tax benefits as an inflow from financing activities and an outflow from operating activities. The Company elected to adopt this change in cash flow presentation prospectively after the date of adoption of the ASU beginning January 1, 2017.
Prior to January 1, 2017, the Company’s income taxes payable has been reduced by the tax benefits from equity incentive plan awards. These tax benefits were considered windfall tax benefits and were recognized as an increase to common stock. For Restricted Stock, the Company receives an excess income tax benefit calculated as the tax effect of the difference between the fair market value of the stock at the time of grant and vesting. The Company also records a tax benefit on dividends paid on Restricted Stock during the vesting period. The Company had net tax benefits from equity awards of $6.3 million for the year ended December 31, 2016.

FASB ASC 740, Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company recognizes tax benefits related to positions taken, or expected to be taken, on its tax returns, only if the positions are "more-likely-than-not" sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its financial statements.
There was a $3.0 million increase to the total amount of unrecognized tax benefits related to tax uncertainties during 2018. The increase was the result of tax positions taken regarding state tax apportionment issues based on management’s judgment and latest information available.
The Company and its subsidiaries file income tax returns with the Internal Revenue Service and the taxing authorities of various states.  Generally the Company is subject to federal, state and local examinations by tax authorities for the tax years ended December 31, 2014 through 2018.  The Company is currently under examination for tax years 2014 through 2016 with the New York State Department of Finance and Taxation.  The New York State Department of Finance and Taxation issued a Consent to Field Audit Adjustment which means the Company and the New York State Department of Finance and Taxation are nearing the completion of the examination, however, the examination was not completed as of December 31, 2018.  During 2018, the Company reassessed its New York City filing positions and filed a Voluntary Disclosure Agreement with the New York City Department of Finance.  During 2018, the California Franchise Tax Board started the audit of the Company’s 2015 and 2016 tax years. No Notices of Proposed Assessments have been issued by the California Franchise Tax Board by December 31, 2018 and the audit is ongoing.
The outcome of these examinations is not expected to have a material impact on the Company’s financial statements. The Company believes that some of these audits and negotiations will conclude within the next 12 months and that it is reasonably possible the amount of uncertain tax positions, including interest, may change by an immaterial amount due to settlements of audits.
The amount of uncertain tax positions as of December 31, 2018, 2017 and 2016, respectively, which would impact the Company’s effective tax rate if recognized and a reconciliation of the beginning and ending amounts of uncertain tax positions is as follows:

	2018	2017	2016
Uncertain tax positions, beginning of the year	$—	$—	$—
Gross addition for tax positions of the current year	—	—	—
Gross additions for tax positions of prior years	2,982,337	—	—
Uncertain tax positions, end of year	$2,982,337	$—	$—
In addition to the above uncertain tax positions, the Company recognized $0.8 million of interest and penalties which were accrued for during the year ended December 31, 2018. No interest and penalties were accrued for uncertain tax positions during the years ended December 31, 2017 and 2016.

Note 9 Earnings Per Share
The Company’s common shares outstanding consist of all shares issued and outstanding, including unvested restricted shares.  Basic and diluted EPS are calculated under the two-class method. Restricted stock units are considered dilutive. The following table sets forth the computation for basic and diluted EPS and reconciliation between basic and diluted shares outstanding:

	Year Ended December 31,
	2018	2017	2016
Net Income	$46,314,388	$51,601,669	$46,594,132
Less: Net loss (income) attributable to redeemable noncontrolling interest	1,061,441	(1,612,712)	(542,209)
Net income attributable to common shareholders	$47,375,829	$49,988,957	$46,051,923

Weighted average number of outstanding shares	3,512,470	3,448,824	3,407,408
Dilutive impact of restricted stock units	2,058	3,014	5,983
Weighted average number of outstanding shares - Diluted	3,514,528	3,451,838	3,413,391

Earnings per share attributable to common shareholders
Basic	$13.49	$14.49	$13.52
Diluted	$13.48	$14.48	$13.49
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
Note 11 Sale of Beacon Hill
On June 15, 2016, the Company sold the entirety of Beacon Hill’s business. The Company received $1.2 million in cash consideration, net of cash disposed, as well as contingent consideration with a fair value of $1.5 million in the form of a promissory note. The Company recorded a gain on sale of approximately $2.7 million during 2016. The Company collected $0.5 million and $1.0 million in the years ended December 31, 2018 and 2017, respectively.

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosures
None.

ITEM 9A.	Controls and Procedures
Management, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in the Company’s internal control over financial reporting during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.
The Company’s independent registered public accounting firm, KPMG LLP, has audited the Company’s 2018 and 2017 consolidated financial statements included in this Annual Report on Form 10-K and the Company’s internal control over financial reporting as of December 31, 2018, and has issued its Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements, which is included in this Annual Report on Form 10-K.

ITEM 9B.	Other Information
None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance
Information required by this Item 10 is incorporated herein by reference from the Company’s definitive proxy statement for its 2019 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A of the Exchange Act (the “2019 Proxy Statement”), under the captions: “Section 16(a) Beneficial Ownership Reporting Compliance”, “Proposal 1 – Election of Directors”, “Proposal 1 – Election of Directors – The Board of Directors and Committees”, “Proposal 1 – Election of Directors – Corporate Governance”, and “Proposal 1 – Election of Directors – Executive Officers and Compensation Information”.

ITEM 11.	Executive Compensation
Information required by this Item 11 is incorporated herein by reference from the Company’s 2019 Proxy Statement under the captions: “Proposal 1 – Election of Directors—The Board of Directors and Committees”, “Proposal 1 – Election of Directors – Corporate Governance”, “Proposal 1 – Election of Directors – Executive Officers and Compensation Information”, and “Proposal 1 – Election of Directors – Executive Officers and compensation Information - Compensation Committee Report”.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information concerning our equity compensation plans at December 31, 2018:
Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	—	$—	287,354	[1]

1	This amount relates to common shares that may be issued under our 2014 Equity and Cash Incentive Plan.
The other information required by this Item 12 is incorporated herein by reference from the Company’s 2019 Proxy Statement under the captions: “Security Ownership of Certain Beneficial Owners and Management” and “Proposal 1 – Election of Directors – Executive Officers and Compensation Information”.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by this Item 13 is incorporated herein by reference from the Company’s 2019 Proxy Statement under the caption: “Proposal 1 – Election of Directors – Director Independence” and “Proposal 1 – Election of Directors – Corporate Governance”.

ITEM 14.	Principal Accounting Fees and Services
Information required by this Item 14 is incorporated herein by reference from the Company’s 2019 Proxy Statement under the caption: “Proposal 2 – Ratification of the Appointment of Independent Registered Public Accounting Firm”.

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

10.3*	2014 Equity and Cash Incentive Plan. (Incorporated by reference from Exhibit 10.1 to the Registration Statement on Form S-8 filed with the SEC on June 27, 2014; File No 333-197064.)

10.4*	2014 Equity and Cash Incentive Plan As of Agreement (Filed herewith)

10.5*	2011 Equity and Cash Incentive Plan referenced therein. (Incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 29, 2011; File No. 000-24498.)

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

10.12
Separation Agreement and Release of All Claims between Diamond Hill Capital Management, Inc. and Lisa Wesolek dated May 30, 2018 (Incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018; File No. 000-24498.)

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
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

DIAMOND HILL INVESTMENT GROUP, INC.

By:	/s/ Christopher M. Bingaman
	Christopher M. Bingaman, Chief Executive Officer	February 21, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher M. Bingaman	Chief Executive Officer and	February 21, 2019
Christopher M. Bingaman	President

/s/ Thomas E. Line	Chief Financial Officer and	February 21, 2019
Thomas E. Line	Treasurer

/s/ Jeffrey J. Cook	Controller	February 21, 2019
Jeffrey J. Cook

/s/ R. H. Dillon	Director	February 21, 2019
R. H. Dillon

/s/ Randolph J. Fortener	Director	February 21, 2019
Randolph J. Fortener

/s/ James F. Laird	Director	February 21, 2019
James F. Laird

/s/ Paula R. Meyer	Director	February 21, 2019
Paula R. Meyer

/s/ Paul A. Reeder, III	Director	February 21, 2019
Paul A. Reeder, III

/s/ Bradley C. Shoup	Director	February 21, 2019
Bradley C. Shoup

/s/ Nicole R. St. Pierre	Director	February 21, 2019
Nicole R. St. Pierre