Form 10-Q
period 2019-03-31
DIAMOND HILL INVESTMENT GROUP INC
filed 2019-05-01
CIK 909108

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes:  ☐    No:  ☒
The number of shares outstanding of the issuer’s common stock, as of April 30, 2019, is 3,494,778 shares.

DIAMOND HILL INVESTMENT GROUP, INC.

PART I:	FINANCIAL INFORMATION

ITEM 1:	Consolidated Financial Statements
Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	3/31/2019	12/31/2018
	(Unaudited)
ASSETS
Cash and cash equivalents	$82,132,927	$84,430,059
Cash held by noncontrolling shareholders	10,016,227	—
Investments	164,791,720	203,488,217
Accounts receivable	17,402,023	20,290,283
Prepaid expenses	2,526,105	2,372,712
Property and equipment, net of depreciation	6,329,166	3,680,472
Deferred taxes	11,956,745	11,466,100
Total assets	$295,154,913	$325,727,843
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$12,298,154	$15,561,491
Accrued incentive compensation	4,500,000	26,754,167
Income taxes payable	4,918,929	2,768,681
Deferred compensation	26,777,526	22,387,874
Total liabilities	48,494,609	67,472,213
Redeemable noncontrolling interest	36,249,454	62,679,687
Permanent Shareholders’ equity
Common stock, no par value 7,000,000 shares authorized; 3,494,599 issued and outstanding at March 31, 2019 (inclusive of 232,200 unvested shares); 3,499,285 issued and outstanding at December 31, 2018 (inclusive of 211,575 unvested shares)	124,484,045	124,933,060
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred equity compensation	(23,656,774)	(22,008,054)
Retained earnings	109,583,579	92,650,937
Total permanent shareholders’ equity	210,410,850	195,575,943
Total liabilities and shareholders’ equity	$295,154,913	$325,727,843

Book value per share	$60.21	$55.89
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
	2019	2018
REVENUES:
Investment advisory	$30,512,718	$34,631,290
Mutual fund administration, net	2,066,655	3,150,712
Total revenue	32,579,373	37,782,002
OPERATING EXPENSES:
Compensation and related costs	15,969,382	14,387,473
General and administrative	3,244,532	2,963,671
Sales and marketing	1,370,716	1,209,487
Mutual fund administration	861,040	1,017,419
Total operating expenses	21,445,670	19,578,050
NET OPERATING INCOME	11,133,703	18,203,952
Investment income (loss), net	14,284,877	(1,559,723)
INCOME BEFORE TAXES	25,418,580	16,644,229
Income tax expense	(5,862,733)	(3,702,100)
NET INCOME	19,555,847	12,942,129
Net (income) loss attributable to redeemable noncontrolling interest	(2,623,205)	47,332
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$16,932,642	$12,989,461
Earnings per share attributable to common shareholders
Basic	$4.85	$3.72
Diluted	$4.84	$3.72
Weighted average shares outstanding
Basic	3,493,843	3,487,923
Diluted	3,496,534	3,491,938
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest (unaudited)

	Three Months Ended March 31, 2019
	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at December 31, 2018	3,499,285	$124,933,060	$(22,008,054)	$92,650,937	$195,575,943	$62,679,687
Issuance of restricted stock grants	24,875	3,859,300	(3,859,300)	—	—	—
Amortization of restricted stock grants	—	—	1,521,974	—	1,521,974	—
Issuance of stock grants	24,048	3,655,296	—	—	3,655,296	—
Issuance of common stock related to 401k plan match	4,286	632,050	—	—	632,050	—
Forfeiture of restricted stock grants	(4,250)	(688,606)	688,606	—	—	—
Repurchase of common stock	(53,645)	(7,907,055)	—	—	(7,907,055)	—
Net income	—	—	—	16,932,642	16,932,642	2,623,205
Net redemptions of Consolidated Funds	—	—	—	—	—	(1,728,877)
Net deconsolidations of Company sponsored investments	—	—	—	—	—	(27,324,561)
Balance at March 31, 2019	3,494,599	$124,484,045	$(23,656,774)	$109,583,579	$210,410,850	$36,249,454

	Three Months Ended March 31, 2018
	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at December 31, 2017	3,470,428	$118,209,111	$(19,134,963)	$73,369,672	$172,443,820	$20,076,806
Issuance of restricted stock grants	32,050	6,755,108	(6,755,108)	—	—	—
Amortization of restricted stock grants	—	—	1,378,923	—	1,378,923	—
Issuance of stock grants	20,153	4,109,197	—	—	4,109,197	—
Issuance of common stock related to 401k plan match	2,253	472,779	—	—	472,779	—
Shares withheld related to employee tax withholding	(2,427)	(501,564)	—	—	(501,564)	—
Forfeiture of restricted stock grants	(3,500)	(603,400)	603,400	—	—	—
Net income	—	—	—	12,989,461	12,989,461	(47,332)
Net subscriptions of consolidated funds	—	—	—	—	—	5,186,193
New consolidations of Company sponsored investments	—	—	—	—	—	16,444,640
Balance at March 31, 2018	3,518,957	$128,441,231	$(23,907,748)	$86,359,133	$190,892,616	$41,660,307
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$19,555,847	$12,942,129
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	282,565	285,823
Share-based compensation	2,154,024	1,851,702
Decrease in accounts receivable	1,714,531	347,488
Change in current income taxes	2,150,248	4,167,325
Change in deferred income taxes	(490,645)	(492,725)
Net (gains) losses on investments	(13,053,857)	2,994,792
Net change in securities held by Consolidated Funds	18,908,654	(35,143,135)
Decrease in accrued incentive compensation	(18,598,871)	(13,729,303)
Increase in deferred compensation	4,389,652	3,513,366
Other changes in assets and liabilities	(934,288)	4,438,764
Net cash provided by (used in) operating activities	16,077,860	(18,823,774)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(91,015)	(144,948)
Purchase of Company sponsored investments	(4,560,693)	(3,143,561)
Proceeds from sale of Company sponsored investments	2,683,935	1,148,162
Net cash used in investing activities	(1,967,773)	(2,140,347)
CASH FLOWS FROM FINANCING ACTIVITIES:
Value of shares withheld related to employee tax withholding	—	(501,564)
Net subscriptions received from redeemable noncontrolling interest holders	1,516,063	3,661,843
Repurchase of common stock	(7,907,055)	—
Net cash (used in) provided by financing activities	(6,390,992)	3,160,279
CASH(a)
Net change during the period	7,719,095	(17,803,842)
At beginning of period	84,430,059	76,602,108
At end of period	$92,149,154	$58,798,266
Supplemental cash flow information:
Income taxes paid	$4,203,130	$27,500
Supplemental disclosure of non-cash transactions:
Common stock issued as incentive compensation	$3,655,296	$4,109,197
Charitable donation of corporate investments	—	1,989,803
Net subscriptions (redemptions) of ETF shares for marketable securities	(3,244,940)	1,524,340
(a) Cash includes cash and cash equivalents and cash held by noncontrolling shareholders.
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Notes to Consolidated Financial Statements (unaudited)
Note 1 Business and Organization
Diamond Hill Investment Group, Inc. (the "Company"), an Ohio corporation, derives its consolidated revenues and net income from investment advisory and fund administration services.
Diamond Hill Capital Management, Inc. ("DHCM"), an Ohio corporation, is a wholly owned subsidiary of the Company and a registered investment adviser. DHCM is the investment adviser to the Diamond Hill Funds (the "Funds"), a series of open-end mutual funds, private investment funds, an exchange traded fund (the "ETF"), and other institutional accounts. In addition, DHCM is administrator for the Funds.
Note 2 Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of March 31, 2019 and December 31, 2018, and for the three-month periods ended March 31, 2019 and 2018, for Diamond Hill Investment Group, Inc. and its subsidiaries (referred to in these notes to the condensed consolidated financial statements as "the Company," "management," "we," "us," and "our") have been prepared in accordance with United States generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q and Article 10 of the Securities and Exchange Commission (the "SEC") Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair statement of the financial condition and results of operations at the dates and for the interim periods presented, have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for any full fiscal year. These unaudited condensed consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the "2018 Annual Report") as filed with the SEC.
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
The Company holds certain investments in the Funds and the ETF for general corporate investment purposes, to provide seed capital for newly formed strategies or to add capital to existing strategies. The Funds are organized in a series fund structure in which there are multiple mutual funds within one Trust. The Trust is an open-end investment company registered under the Investment Company Act of 1940, as amended (the"1940 Act"). The ETF is an individual series of ETF Series Solutions which is also an open-end investment company registered under the 1940 Act. Each of the individual mutual funds and the ETF represents a separate share class of a legal entity organized under the Trust. The Company performs its analysis at the individual mutual fund and ETF level and has concluded the mutual funds and ETF are voting rights entities ("VREs") because the structure of the investment product is such that the shareholders are deemed to have the power through voting rights to direct the activities that most significantly impact the entity's economic performance. To the extent material, these investment products are consolidated if Company ownership, directly or indirectly, represents a majority interest (greater than 50%). The Company records redeemable noncontrolling interests in consolidated investments for which the Company's ownership is less than 100%. The Company has consolidated the ETF, the Diamond Hill Core Bond Fund and the Diamond Hill Global Fund

(collectively the "Consolidated Funds") as of March 31, 2019. The Company deconsolidated the Diamond Hill High Yield Fund during the three months ended March 31, 2019, as the Company's ownership declined to less than 50%.
DHCM is the managing member of Diamond Hill General Partner, LLC (the “General Partner”), which is the general partner of Diamond Hill Investment Partners, L.P. (“DHIP”) and Diamond Hill International Equity Fund, L.P. ("DHIEF"), each a limited partnership (collectively, the “LPs”) whose underlying assets consist primarily of marketable securities.
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
Cash Held by Noncontrolling Shareholders
As of March 31, 2019, there was approximately $22.7 million of cash held in the consolidated ETF of which $10.0 million was held by noncontrolling shareholders.

Accounts Receivable
Accounts receivable are recorded when they are due and are presented on the balance sheet net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of the individuals or entities that owe the receivable. No allowance for doubtful accounts was deemed necessary at March 31, 2019 or December 31, 2018. Accounts receivable from the Funds were $10.1 million as of March 31, 2019 and $9.4 million as of December 31, 2018.
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
Property and Equipment
Property and equipment, consisting of leasehold improvements, right-of use lease assets, computer equipment, furniture, and fixtures, are carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated lives of the assets.
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
Revenue earned during the three months ended March 31, 2019 and 2018 under contracts with clients include:

	Three Months Ended March 31, 2019
	Investment advisory	Mutual fund administration, net	Total revenue
Proprietary funds	$23,579,877	$2,066,655	$25,646,532
Sub-advised funds and institutional accounts	6,932,841	—	6,932,841
	$30,512,718	$2,066,655	$32,579,373

	Three Months Ended March 31, 2018
	Investment advisory	Mutual fund administration, net	Total revenue
Proprietary funds	$27,305,199	$3,150,712	$30,455,911
Sub-advised funds and institutional accounts	7,326,091	—	7,326,091
	$34,631,290	$3,150,712	$37,782,002

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
Revenue Recognition – Variable Rate Fees
The Company manages certain client accounts that provide for variable rate fees. These fees are calculated based on client investment results over rolling five-year periods. The Company records variable rate fees at the end of the contract measurement period because the variable fees earned are constrained based on movements in the financial markets. During the three months ended March 31, 2019 and 2018 the Company recorded no variable rate fees. The table below shows AUM subject to variable rate fees and the amount of variable rate fees that would be recognized based upon investment results as of March 31, 2019:

	As of March 31, 2019
	AUM subject to variable rate fees	Unearned variable rate fees
Contractual Period Ending:
Quarter Ending September 30, 2019	$36,224,545	$670,128
Quarter Ending December 31, 2019	59,818,522	394,812
Quarter Ending March 31, 2020	12,607,612	—
Quarter Ending September 30, 2021	268,417,205	4,911,623
Total	$377,067,884	$5,976,563

The contractual end dates highlight the time remaining until the variable rate fees are scheduled to be earned. The amount of variable rate fees that would be recognized based upon investment results as of March 31, 2019, will increase or decrease based on future client investment results through the contractual period end. There can be no assurance that the unearned amounts will ultimately be earned.
Revenue Recognition – Mutual Fund Administration
DHCM has an administrative and transfer agency services agreement with the Funds under which DHCM performs certain services for each Fund. These services include performance obligations, such as mutual fund administration, fund accounting, transfer agency, and other related functions. These services are performed concurrently under our agreement with the Funds, and all performance obligations to provide these administrative services are satisfied over time, and the Company recognizes revenue as time passes. For performing these services each Fund pays DHCM a fee, which is calculated using an annual rate times the average daily net assets of each respective share class. These fees are thereby constrained and represent variable consideration, and are excluded from revenue until the AUM on which we bill the Funds is no longer subject to market fluctuations.

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
Mutual fund administration gross and net revenue are summarized below:

	Three Months Ended March 31,
	2019	2018
Mutual fund administration:
Administration revenue, gross	$5,402,728	$6,607,337
Fund related expense	(3,349,541)	(3,468,325)
Revenue, net of related expenses	2,053,187	3,139,012
DHCM C-Share financing:
Broker commission advance repayments	65,212	96,478
Broker commission amortization	(51,744)	(84,778)
Financing activity, net	13,468	11,700
Mutual fund administration revenue, net	$2,066,655	$3,150,712
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

Newly Issued But Not Yet Adopted Accounting Guidance
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, “Fair Value Measurements.” This update makes certain removals from, changes to and additions to existing disclosure requirements for fair value measurement. ASU 2018-13 does not change fair value measurements already required or permitted by existing standards. ASU 2018-13 is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Management does not believe that adoption of ASU 2018-13 will materially impact the Company’s financial statements.
Note 3 Investments
The following table summarizes the carrying value of these investments as of March 31, 2019 and December 31, 2018:

	As of
	March 31, 2019	December 31, 2018
Fair value investments:
Securities held in Consolidated Funds(a)	$78,997,408	$153,730,480
Company sponsored investments	39,533,699	33,418,088
Company sponsored equity method investments	46,260,613	16,339,649
Total Investments	$164,791,720	$203,488,217
(a) Of the securities held in the Consolidated Funds as of March 31, 2019, $48.8 million were held directly by the Company and $30.2 million were held by noncontrolling shareholders. Of the securities held in the Consolidated Funds as of December 31, 2018, $84.7 million were held directly by the Company and $69.0 million were held by noncontrolling shareholders.

The Company deconsolidated the Diamond Hill High Yield Fund during the three months ended March 31, 2019. As of March 31, 2019, the Diamond Hill High Yield Fund was classified as an equity method investment.

In March of 2019, the Company determined to close and liquidate the ETF effective April 5, 2019. On March 26, 2019, the ETF liquidated its holdings and it held all cash as of March 31, 2019. The cash was distributed to all shareholders on April 5, 2019.

As of March 31, 2019, our equity method investments consisted of the Diamond Hill Research Opportunities Fund, the Diamond Hill High Yield Fund and the Diamond Hill International Equity Fund, and our ownership percentage in each of these investments was 28%, 39%, and 30%, respectively. The following table includes the condensed summary financial information from the Company's equity method investments as of and for the period ended March 31, 2019:

As of
March 31, 2019
Total assets	$171,333,153
Total liabilities	34,730,660
Net assets	136,602,493
DHCM's portion of net assets	46,260,613

For the Three Months Ended
March 31, 2019
Investment income	$1,373,481
Expenses	291,103
Net realized gains	398,296
Net change in unrealized appreciation	8,205,267
Net income	9,685,941
DHCM's portion of net income	3,415,624

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
The following table summarizes investments that are recognized in our consolidated balance sheet using fair value measurements (excludes investments classified as equity method investments) determined based upon the differing levels as of March 31, 2019:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$68,572,210	$—	$—	$68,572,210
Fair value investments
Securities held in Consolidated Funds(a)	16,967,373	62,030,035	—	$78,997,408
Company sponsored investments	39,533,699	—	—	$39,533,699
(a) Of the securities held in the Consolidated Funds as of March 31, 2019, $48.8 million were held directly by the Company and $30.2 million were held by noncontrolling shareholders.
Level 1 investments are comprised of investments in registered investment companies (mutual funds) or equity securities held in the Consolidated Funds and $68.6 million of investments in money market mutual funds owned by DHCM that the Company classifies as cash equivalents.
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
The Company determines transfers between fair value hierarchy levels at the end of the reporting period. There were no transfers in or out of the levels during the three months ended March 31, 2019.
Changes to fair values of the investments are recorded in the Company’s consolidated statements of income as investment income (loss), net.
Note 5 Line of Credit
The Company has a committed Line of Credit Agreement (the "Credit Agreement") with a commercial bank that matures in March of 2020 and permits the Company to borrow up to $25.0 million. Borrowings under the Credit Agreement bear interest at a rate equal to LIBOR plus 1.50%. The Company pays a commitment fee on the unused portion of the facility, accruing at a rate per annum of 0.10%.
The Company has not borrowed under the Credit Agreement as of and for the three-month period ended March 31, 2019.
The proceeds of the Credit Agreement may be used by the Company and its subsidiaries for ongoing working capital needs, to seed new and existing investment strategies and for other general corporate purposes. The Credit Agreement contains representations, warranties and covenants that are customary for agreements of this type.

Note 6 Compensation Plans
Share-Based Payment Transactions
The Company issues restricted stock units and restricted stock awards (collectively, "Restricted Stock") under its 2014 Equity and Cash Incentive Plan (the "2014 Plan"). Restricted stock units represent common shares which may be issued in the future, whereas restricted stock awards represent common shares issued and outstanding upon grant subject to vesting restrictions. The following table represents a roll-forward of outstanding Restricted Stock and related activity during the three months ended March 31, 2019:

	Shares	Weighted-Average Grant Date Price per Share
Outstanding Restricted Stock as of December 31, 2018	214,575	$177.22
Grants issued	24,875	155.15
Grants vested	—	—
Grants forfeited	(4,250)	162.03
Total Outstanding Restricted Stock as of March 31, 2019	235,200	$175.16
As of March 31, 2019, there were 242,681 common shares available for awards under the 2014 Plan.
Total deferred equity compensation related to unvested Restricted Stock grants was $23.7 million as of March 31, 2019. Compensation expense related to Restricted Stock grants is calculated based upon the fair market value of the common shares on grant date. The Company's policy is to adjust compensation expense for forfeitures as they occur. The recognition of compensation expense related to deferred compensation over the remaining vesting periods is as follows:

Nine Months Remaining In
2019	2020	2021	2022	2023	Thereafter	Total
$5,501,114	$6,146,135	$4,865,576	$3,878,442	$1,641,414	$1,624,093	$23,656,774
Stock Grant Transactions
The following table represents common shares issued as part of our incentive compensation program during the three months ended March 31, 2019 and 2018:

	Shares Issued	Grant Date Value
March 31, 2019	24,048	$3,655,296
March 31, 2018	20,153	4,109,197
Deferred Compensation Plans
The Company offers two deferred compensation plans, the Diamond Hill Fixed Term Deferred Compensation Plan and the Diamond Hill Variable Term Deferred Compensation Plan (collectively the “Plans”). Under the Plans, participants may elect to voluntarily defer, for a minimum of five years, certain incentive compensation, which the Company then contributes into the Plans. Each participant is responsible for designating investment options for assets they contribute, and the distribution paid to each participant reflects any gains or losses on the assets realized while in the Plans. Assets held in the Plans are included in the Company’s investment portfolio, and the associated obligation to participants is included in deferred compensation liability. Deferred compensation liability was $26.8 million and $22.4 million as of March 31, 2019 and December 31, 2018, respectively.
Note 7 Operating Lease
The Company currently leases office space of approximately 37,829 square feet at one location.
In February 2016, the FASB issued ASU 2016-02, "Leases", which, among other things, requires lessees to recognize most leases on-balance sheet. The Company adopted this ASU on its effective date, January 1, 2019, using a modified retrospective approach without restating prior comparative periods. Upon implementation, the Company recorded a right-of use asset of approximately $2.9 million, which includes the lease liability amount less deferred rent liabilities and lease incentives received, and a lease liability of approximately $3.6 million related to our office lease. As of March 31, 2019, the carrying value of the right-of use asset, which is included in property and equipment, net of depreciation on the consolidated balance sheets, was approximately $2.8 million. As of March 31, 2019, the carrying value of the lease liability which is included in accounts payable and accrued expenses on the consolidated balance sheets, was approximately $3.5 million The adoption of this ASU had no impact on our consolidated statements of income and cash flows and there was no cumulative-effect adjustment required to opening retained earnings.
The following table summarizes the total lease and operating expenses for the three months ended March 31, 2019 and 2018:

	March 31, 2019	March 31, 2018
Three Months Ended	$252,073	$256,290
The approximate future minimum lease payments under the operating lease are as follows:

Future Minimum Lease Payments
Nine Months Remaining In
2019	2020	2021	2022	2023	Thereafter	Total
$439,762	$614,721	$624,179	$624,179	$624,179	$780,223	$3,707,243
In addition to the above lease payments, the Company is also responsible for normal operating expenses of the property. These operating expenses were approximately $0.4 million in 2018, and are expected to be approximately the same in 2019.
Note 8 Income Taxes
The Company has determined its interim tax provision projecting an estimated annual effective tax rate.
For the three months ended March 31, 2019, the Company recorded income tax expense of $5.9 million, yielding an effective tax rate of 23.1%. The effective tax rate of 23.1% differed from the federal statutory tax rate of 21% due primarily to the additional income tax expense recorded in the state and city jurisdictions in which we do business including new jurisdictions in which we are filing in 2019. This is partially offset by the benefit attributable to redeemable noncontrolling interests. The provision for income taxes includes a benefit attributable to the fact that the Company's operations include the Consolidated Funds which are not subject to federal income taxes. Accordingly, a portion of the Company's earnings are not subject to corporate tax levels. Absent the benefit attributable to redeemable noncontrolling interests, the effective tax rate ("unconsolidated effective tax rate") would have been 25.7%.
For the three months ended March 31, 2018, the Company recorded income tax expense of $3.7 million, yielding an effective tax rate of 22.2%. The effective tax rate of 22.2% differed from the federal statutory tax rate of 21% due primarily to the additional income tax expense recorded in the state and city jurisdictions in which we do business.
The net temporary differences incurred to date will reverse in future periods as the Company generates taxable earnings. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets recorded. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2019 and December 31, 2018, no valuation allowance was deemed necessary.
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

During the three months ended March 31, 2019, the Company completed our open examination for tax years 2014 through 2016 with the New York State Department of Finance and Taxation. During the period the Company also filed a Voluntary Disclosure Agreement with the New York City Department of Finance. The Company remains under audit with the California Franchise Tax Board for the Company's 2015 and 2016 tax years.
The outcome of open examinations is not expected to have a material impact on the Company's financial statements. The Company believes that some of these audits and negotiations will conclude within the next 12 months and that any change in the amount of uncertain tax positions, including interest due to the settlement of audits would be immaterial.
The amount of uncertain tax positions as of March 31, 2019, which would impact the Company’s effective tax rate if recognized and a reconciliation of the beginning and ending amounts of uncertain tax positions is as follows:

Three Months Ended March 31, 2019
Uncertain tax positions, as of January 1, 2019	$2,982,337
Gross addition for tax positions of the current year	—
Gross additions for tax positions of prior years	—
Reductions of tax positions of prior years for:
Lapses of applicable statutes of limitations	—
Settlements during the period	(2,331,711)
Changes in judgment/excess reserve	—
Uncertain tax positions, as of March 31, 2019	$650,626
The Company did not recognize additional interest and penalties during the three months ended March 31, 2019, related to uncertain tax positions.
Note 9 Earnings Per Share
The Company’s common shares outstanding consist of all shares issued and outstanding, including unvested restricted shares. Basic and diluted EPS are calculated under the two-class method. Restricted stock units are considered dilutive. The following table sets forth the computation for basic and diluted EPS and reconciliation between basic and diluted shares outstanding:

	Three Months Ended March 31,
	2019	2018
Net Income	$19,555,847	$12,942,129
Less: Net income attributable to redeemable noncontrolling interest	(2,623,205)	47,332
Net income attributable to common shareholders	$16,932,642	$12,989,461

Weighted average number of outstanding shares - Basic	3,493,843	3,487,923
Dilutive impact of restricted stock units	2,691	4,015
Weighted average number of outstanding shares - Diluted	3,496,534	3,491,938

Earnings per share attributable to common shareholders
Basic	$4.85	$3.72
Diluted	$4.84	$3.72
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
General
The Company derives its consolidated revenue and net income from investment advisory and fund administration services provided by DHCM. DHCM is registered with the SEC as an investment adviser under the 1940 Act. DHCM sponsors, distributes, and provides investment advisory and related services to various clients through the Funds, institutional accounts, the ETF, and the LPs.
The Company’s primary objective is to fulfill our fiduciary duty to our clients. Our secondary objective is to grow the intrinsic value of the Company in order to achieve an adequate long-term return for our shareholders.
Assets Under Management
Our revenue is derived primarily from investment advisory and administration fees. Investment advisory and administration fees paid to the Company are generally based on the value of the investment portfolios we manage and fluctuate with changes in the total value of our AUM. Substantially all of our AUM (92.1%) is valued based on readily available market quotations. AUM in the fixed income strategies (7.9%) is valued using evaluated prices from independent third-party providers. Fees are recognized in the period that the Company manages these assets.
Our revenues are highly dependent on both the value and composition of AUM. The following is a summary of our AUM by product and investment objective, and a roll-forward of the change in AUM, for the three months ended March 31, 2019 and 2018:

	Assets Under Management
	As of March 31,
(in millions, except percentages)	2019	2018	% Change
Proprietary funds	$14,623	$15,717	(7)%
Sub-advised funds	1,601	1,576	2%
Institutional accounts	4,656	4,636	—%
Total AUM	$20,880	$21,929	(5)%

	Assets Under Management by Investment Strategy
	As of March 31,
(in millions, except percentages)	2019	2018	% Change
Small Cap	$954	$1,429	(33)%
Small-Mid Cap	3,025	3,399	(11)%
Mid Cap	249	127	96%
Large Cap	10,686	10,767	(1)%
All Cap Select	477	467	2%
Long-Short	3,959	4,794	(17)%
Global/International	21	17	24%
Short Duration Fixed Income	621	370	68%
Core Fixed Income	58	48	21%
Long Duration Fixed Income	54	—	NM
Corporate Credit	874	689	27%
High Yield	76	44	73%
(Less: Investments in affiliated funds)(a)	(174)	(222)	(22)%
Total AUM	$20,880	$21,929	(5)%
(a) Certain of the Funds own shares of the Diamond Hill Short Duration Total Return Fund. The Company reduces its total AUM by these investments held in this affiliated fund.

	Change in Assets Under Management
	For the Three Months Ended March 31,
(in millions)	2019	2018
AUM at beginning of the period	$19,108	$22,317
Net cash inflows (outflows)
proprietary funds	(309)	187
sub-advised funds	59	104
institutional accounts	(209)	(35)
	(459)	256
Net market appreciation (depreciation) and income	2,231	(644)
Increase (decrease) during the period	1,772	(388)
AUM at end of the period	$20,880	$21,929

Consolidated Results of Operations
The following is a discussion of our consolidated results of operations.

	Three Months Ended March 31,
(in thousands, except per share amounts and percentages)	2019	2018	% Change
Total revenue	$32,579	$37,782	(14)%
Net operating income	$11,134	$18,204	(39)%
Net operating income, as adjusted(a)	$13,546	$17,689	(23)%
Net income attributable to common shareholders	$16,933	$12,989	30%
Earnings per share attributable to common shareholders (Diluted)	$4.84	$3.72	30%
Operating profit margin	34%	48%
Operating profit margin, as adjusted(a)	42%	47%
(a) Net operating income, as adjusted, and operating profit margin, as adjusted, are non-GAAP performance measurements. See the Use of Supplemental Data as Non-GAAP Performance Measure section within this report.
Three Months Ended March 31, 2019 compared with Three Months Ended March 31, 2018
The Company generated net income attributable to common shareholders of $16.9 million ($4.84 per diluted share) for the three months ended March 31, 2019, compared with net income attributable to common shareholders of $13.0 million ($3.72 per diluted share) for the three months ended March 31, 2018. Revenue decreased $5.2 million period over period, primarily due to a decrease in average AUM. Operating expenses increased $1.9 million, primarily due to increases in deferred compensation expense (see additional information in Expense Discussion). The Company had $14.3 million in investment income due to market appreciation for the three months ended March 31, 2019, compared to investment loss of $1.6 million for the three months ended March 31, 2018.
Income tax expense increased $2.2 million from the three months ended March 31, 2018 to the three months ended March 31, 2019 due to the increase in pretax income and an increase of the Company's effective tax rate from 22.2% to 23.1%. The effective tax rate of 23.1% differed from the federal statutory tax rate of 21% due primarily to the additional income tax expense recorded in the state and city jurisdictions in which we do business, including new jurisdictions in which we are filing in 2019. This is partially offset by the benefit attributable to redeemable noncontrolling interests. The provision for income taxes includes a benefit attributable to the fact that the Company's operations include the Consolidated Funds which are not subject to federal income taxes. Accordingly, a portion of the Company's earnings are not subject to corporate tax levels. Absent the benefit attributable to redeemable noncontrolling interests, the effective tax rate would have been 25.7%.
Operating profit margin was 34% for the quarter ended March 31, 2019 and 48% for the quarter ended March 31, 2018. Operating profit margin, as adjusted, was 42% for the quarter ended March 31, 2019 and 47% for the quarter ended March 31, 2018. See Use of Supplemental Data as Non-GAAP Performance Measure section within this report. We expect that our operating margin will fluctuate from period to period based on various factors, including revenues; investment results; employee performance; staffing levels; gains and losses on investments held in deferred compensation plans; development of investment strategies, products, or channels; and industry comparisons.
Revenue

	Three Months Ended March 31,
(in thousands, except percentages)	2019	2018	% Change
Investment advisory	$30,513	$34,631	(12)%
Mutual fund administration, net	2,066	3,151	(34)%
Total	$32,579	$37,782	(14)%
Investment Advisory Fees. Investment advisory fees decreased $4.1 million, or 12%, from the three months ended March 31, 2018 to the three months ended March 31, 2019. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates, which vary by investment product. The decrease in investment advisory fees was driven by a decrease of 8% in average AUM period over period and a decrease of two basis points in the average advisory fee rate from 0.62% for the three months ended March 31, 2018, to 0.60% for the three months ended March 31, 2019. The decrease in average advisory fee rate was driven by a shift in the mix of assets held in lower fee rate strategies during the three months ended March 31, 2019, compared to the three months ended March 31, 2018.
Mutual Fund Administration Fees. Mutual fund administration fees decreased $1.1 million, or 34%, from the three months ended March 31, 2018 to the three months ended March 31, 2019. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of average Funds' AUM. The decrease was due to a reduction in the administration fee rates paid by the Funds and an 11% decrease in average Funds' AUM from the three months ended March 31, 2018 to the three months ended March 31, 2019. The table below summarizes the decreases in the administration fee rates during the periods indicated:

	Class A & C	Class I	Class Y
6/1/2017 - 2/27/2018	0.23%	0.18%	0.08%
2/28/2018 - 3/31/19	0.21%	0.17%	0.05%
Expenses

	Three Months Ended March 31,
(in thousands, except percentages)	2019	2018	% Change
Compensation and related costs, excluding deferred compensation expense	$13,557	$14,902	(9)%
Deferred compensation expense (benefit)	2,412	(515)	NM
General and administrative	3,245	2,964	9%
Sales and marketing	1,371	1,210	13%
Mutual fund administration	861	1,017	(15)%
Total	$21,446	$19,578	10%
Compensation and Related Costs, excluding deferred compensation expense. Employee compensation and benefits decreased by $1.3 million, or 9%, from the three months ended March 31, 2018 to the three months ended March 31, 2019. This decrease is due to a decrease in incentive compensation expense of $2.8 million, which was partially offset by an increase in salary and related benefits of $1.5 million. Incentive compensation expense can fluctuate significantly period over period as we evaluate investment performance, individual performance, Company performance and other factors.
Deferred Compensation expense (benefit). Deferred compensation expense (benefit) increased by $2.9 million from the three months ended March 31, 2018 to the three months ended March 31, 2019. The gain (loss) on deferred compensation plan investments increases (decreases) deferred compensation expense included in operating income. Deferred compensation expense (benefit) is offset by an equal amount in investment income (loss) below net operating income on the consolidated statements of income statement, and thus has no impact on net income attributable to the Company. During the three months ended March 31, 2019, there were gains on investments held in our deferred compensation plans of $2.4 million.
General and Administrative. General and administrative expenses increased by $0.3 million, or 9%, from the three months ended March 31, 2018 to the three months ended March 31, 2019. This increase was primarily due to increases in research expenses to support our investment team of $0.2 million and an increase in information technology expense of $0.1 million.
Sales and Marketing. Sales and marketing expenses increased by $0.2 million, or 13%, from the three months ended March 31, 2018 to the three months ended March 31, 2019. The increase was due to our branding and public relations initiatives primarily focused on our fixed income strategies.
Mutual Fund Administration. Mutual fund administration expenses decreased by $0.2 million, or 15%, from the three months ended March 31, 2018 to the three months ended March 31, 2019. Mutual fund administration expenses consist of both variable and fixed expenses. The variable expenses are based on Fund AUM and the number of shareholder accounts. The decrease was primarily due to a reduction in outsourced administration services.

Liquidity and Capital Resources
Sources of Liquidity
Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, investments, accounts receivable, direct investments in consolidated funds and other current assets. Our main source of liquidity is cash flows from operating activities, which are generated from investment advisory and mutual fund administration fees. Cash and cash equivalents, investments held directly by DHCM, accounts receivable, and other current assets represented $235.6 million and $238.4 million of total assets as of March 31, 2019 and December 31, 2018, respectively. We believe these sources of liquidity, as well as our continuing cash flows from operating activities, will be sufficient to meet our current and future operating needs for the next 12 months.
Uses of Liquidity
In line with the Company’s primary objective to fulfill our fiduciary duty to clients and secondary objective to achieve an adequate long-term return for shareholders, we anticipate our main uses of cash will be for operating expenses and seed capital to fund new and existing investment strategies.
Our board of directors and management regularly review various factors to determine whether we have capital in excess of that required for our business and the appropriate use of any excess capital. The factors considered include our investment opportunities, capital needed for investment strategies, risks, and future dividend and capital gain tax rates. Our board of directors has also authorized management to repurchase the Company's common shares having an aggregate purchase price up to $50.0 million, of which $34.9 million is remaining. The authority to repurchase shares may be exercised from time to time as market conditions warrant and is subject to regulatory considerations.
Working Capital
As of March 31, 2019, the Company had working capital of approximately $192.1 million, compared to $180.4 million at December 31, 2018. Working capital includes cash and cash equivalents, accounts receivable, investments, direct investments in Consolidated Funds, and other current assets of DHCM, net of accounts payable and accrued expenses, accrued incentive compensation, deferred compensation and other current liabilities of DHCM.
The Company has no debt, and we believe our available working capital is sufficient to cover current expenses and presently anticipated capital expenditures.
Below is a summary of securities owned by the Company as of March 31, 2019 and December 31, 2018.

	As of
	March 31, 2019	December 31, 2018
Corporate Investments:
Diamond Hill Core Bond Fund	$38,235,523	$37,197,134
Diamond Hill High Yield Fund	27,628,562	25,931,879
Diamond Hill Mid Cap Fund	17,086,085	15,035,251
Diamond Hill Research Opportunities Fund	14,177,063	12,912,291
Diamond Hill Valuation-Weighted 500 ETF(a)	—	11,497,699
Diamond Hill Global Fund	9,490,570	8,482,790
Diamond Hill International Equity Fund, L.P.	1,162,949	1,057,445
Total Corporate Investments	107,780,752	112,114,489
Deferred Compensation Plan Investments in the Funds	26,777,526	22,387,874
Total investments held by DHCM	134,558,278	134,502,363
Redeemable noncontrolling interest in Consolidated Funds	30,233,442	68,985,854
Total Investment Portfolio	$164,791,720	$203,488,217
(a) In March of 2019, the ETF determined to close and liquidate the Fund after the close of business on April 5, 2019. On March 26, 2019 the ETF liquidated its holdings and it held all cash as of March 31, 2019. The cash was distributed to all shareholders on April 5, 2019.

Cash Flow Analysis
Cash Flows from Operating Activities
The Company’s cash flows from operating activities are calculated by adjusting net income to reflect other significant operating sources and uses of cash, certain significant non-cash items, such as share-based compensation, and timing differences in the cash settlement of operating assets and liabilities. We expect that cash flows provided by operating activities will continue to serve as our primary source of working capital in the near future.
For the three months ended March 31, 2019, net cash provided by operating activities totaled $16.1 million. Cash inflows provided by operating activities was primarily driven by net income of $19.6 million, the add back of share-based compensation of $2.2 million, depreciation of $0.3 million, and net redemptions of securities held in the underlying investment portfolios of the Consolidated Funds of $18.9 million. These cash inflows were partially offset by the decrease in accrued incentive compensation of $18.6 million, and the cash impact of timing differences in the settlement of assets and liabilities of $6.3 million. Absent the cash used by Consolidated Funds to purchase securities into their investment portfolios, cash flow used in operations was $4.7 million.
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
Cash flows used in investing activities totaled $2.0 million for the three months ended March 31, 2019. The Company purchased investments of $4.6 million and $0.1 million of property and equipment during the period. These cash outflows were partially offset by proceeds from the sale of investments of $2.7 million.
Cash flows used in investing activities totaled $2.1 million for the three months ended March 31, 2018. The Company purchased investments of $3.1 million and $0.1 million of property and equipment purchases during the period. These cash outflows were partially offset by proceeds from sale of investments of $1.1 million.
Cash Flows from Financing Activities
The Company’s cash flows from financing activities consist primarily of the payment of special dividends, the repurchase of its common shares, shares withheld related to employee tax withholding, and distributions to, or contributions from, redeemable noncontrolling interest holders.
For the three months ended March 31, 2019, net cash used in financing activities totaled $6.4 million, consisting of net subscriptions received in the Consolidated Funds from redeemable noncontrolling interest holders of $1.5 million, which were partially offset by repurchases of the Company’s common shares of $7.9 million.
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

The following table summarizes the condensed cash flows for the three months ended March 31, 2019, that are attributable to Diamond Hill Investment Group, Inc. and to the Consolidated Funds, and the related eliminations required in preparing the consolidated statements.

	Three Months Ended March 31, 2019
	Cash flow attributable to Diamond Hill Investment Group, Inc.	Cash flow attributable to Consolidated Funds	Eliminations	As reported on the Consolidated Statement of Cash Flows
Cash flows from Operating Activities:
Net Income	$16,932,642	$6,224,058	$(3,600,853)	$19,555,847
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	282,565	—	—	282,565
Share-based compensation	2,154,024	—	—	2,154,024
Net (gains)/losses on investments	(10,430,652)	(6,224,058)	3,600,853	(13,053,857)
Net change in securities held by Consolidated Funds	—	18,908,654	—	18,908,654
Other changes in assets and liabilities	(13,612,378)	1,843,005	—	(11,769,373)
Net cash provided by (used in) operating activities	(4,673,799)	20,751,659	—	16,077,860
Net cash used in investing activities	(2,423,904)	—	456,131	(1,967,773)
Net cash provided by (used in) financing activities	(7,907,055)	1,972,194	(456,131)	(6,390,992)
Net change during the period	(15,004,758)	22,723,853	—	7,719,095
Cash at beginning of period(a)	84,430,059	—	—	84,430,059
Cash at end of period(a)	$69,425,301	$22,723,853	$—	$92,149,154
(a) Cash includes cash and cash equivalents and cash held by noncontrolling shareholders.

Use of Supplemental Data as Non-GAAP Performance Measure
As supplemental information, we are providing performance measures that are based on methodologies other than U.S. generally accepted accounting principles (“non-GAAP”). We believe the non-GAAP measures below are useful measures of our core business activities, are important metrics in estimating the value of an asset management business and may enable more appropriate comparison to our peers. These non-GAAP measures should not be a substitute for financial measures calculated in accordance with GAAP, and may be calculated differently by other companies. The following schedule reconciles GAAP measures to non-GAAP measures for the three months ended March 31, 2019 and 2018, respectively.

	Three Months Ended March 31,
(in thousands, except percentages and per share data)	2019	2018
Total revenue	$32,579	$37,782

Net operating income, GAAP basis	$11,134	$18,204
Non-GAAP adjustment:
Gains (losses) on deferred compensation plan investments, net(1)	2,412	(515)
Net operating income, as adjusted, non-GAAP basis(2)	13,546	17,689
Non-GAAP adjustment:
Tax provision on net operating income, as adjusted, non-GAAP basis(3)	(3,484)	(3,923)
Net operating income, as adjusted, after tax, non-GAAP basis(4)	$10,062	$13,766

Net operating income, as adjusted after tax per diluted share, non-GAAP basis(5)	$2.88	$3.94
Diluted weighted average shares outstanding, GAAP basis	3,497	3,492

Operating profit margin, GAAP basis	34%	48%
Operating profit margin, as adjusted, non-GAAP basis(6)	42%	47%
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
(2) Net operating income, as adjusted: This non-GAAP measure represents the Company’s net operating income adjusted to exclude the impact on compensation expense of gains and losses on investments in the deferred compensation plan.
(3) Tax provision on net operating income, as adjusted: This non-GAAP measure represents the tax provision excluding the impact of investment related activity and is calculated by applying the unconsolidated effective tax rate to net operating income, as adjusted.
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

Critical Accounting Policies and Estimates
For a summary of the critical accounting policies important to understanding the condensed consolidated financial statements see Note 2, Significant Accounting Policies, in the condensed consolidated financial statements contained in Part I, Item 1 of this filing and Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2018 Annual Report and Note 2, Significant Accounting Policies, in the 2018 Annual Report for further information.

ITEM 3:	Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in the information provided in Item 7A of the Company’s 2018 Annual Report.

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
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:	OTHER INFORMATION

ITEM 1:	Legal Proceedings
From time to time, the Company is party to ordinary, routine litigation that is incidental to its business. There are currently no such matters pending that the Company believes could have a material adverse effect on its consolidated financial statements.

ITEM 1A:	Risk Factors
There has been no material change to the information provided in Item 1A of the Company’s 2018 Annual Report.

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended March 31, 2019, the Company did not sell any common shares that were not registered under the Securities Act of 1933. The following table sets forth information regarding the Company’s repurchase program of its common shares during the first quarter of fiscal year 2019:

Period	Total Number of Shares Purchased for Employee Tax Withholdings(a)	Total Number of Shares Purchased as part of Publicly Announced Program(b)	Average Price Paid Per Share Purchased Under the Program	Purchase Price of Shares Purchased Under the Program	Aggregate Purchase Price Yet To Be Purchased Under the Program
January 1, 2019 through January 31, 2019	—	21,299	$155.28	$3,307,974	$39,462,777
February 1, 2019 through February 28, 2019	—	16,748	$145.22	$2,432,669	$37,030,108
March 1, 2019 through March 31, 2019	—	15,598	$138.86	$2,166,412	$34,863,696
Total	—	53,645		$7,907,055

(a)	The Company regularly withholds shares for tax payments due upon employee Restricted Stock vestings. During the quarter ended March 31, 2019, no shares for employee tax withholdings were purchased.

(b)
The Company's current share repurchase program was announced on September 25, 2018. Our board of directors authorized management to repurchase up to $50,000,000 of the Company’s common shares in the open market and in private transactions in accordance with applicable securities laws. The Company’s share repurchase program will expire in September 2020.

The Company has entered into a Rule 10b5-1 repurchase plan in connection with its currently effective repurchase program.  This plan is intended to qualify for the safe harbor under Rule 10b5-1 of the Securities Exchange Act of 1934.  A Rule 10b5-1 plan allows a company to purchase its shares at times when it would not ordinarily be in the market due to its trading policies or the possession of material nonpublic information. Purchases may be made in the open market or through privately negotiated transactions.  Purchases in the open market will be made in compliance with Rule 10b-18 under the Exchange Act. Because the repurchases under the 10b5-1 plan are subject to specified parameters and certain price, timing and volume restraints specified in the plan, there is no guarantee as to the exact number of shares that will be repurchased, or that there will be any repurchases at all pursuant to the plan.

Since the commencement of the repurchase program through March 31, 2019, the Company has repurchased 99,115 of the Company's common shares at a total cost of $15.1 million.

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
DIAMOND HILL INVESTMENT GROUP, INC.

Date	Title	Signature

May 1, 2019	Chief Executive Officer and President	/s/ Christopher M. Bingaman
Christopher M. Bingaman

May 1, 2019	Chief Financial Officer and Treasurer	/s/ Thomas E. Line
Thomas E. Line