Form 10-Q
period 2019-06-30
DIAMOND HILL INVESTMENT GROUP INC
filed 2019-07-31
CIK 909108

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to
Commission file number 000-24498

DIAMOND HILL INVESTMENT GROUP INC.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes:  ☐    No:  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	DHIL	The NASDAQ Stock Market LLC
The number of shares outstanding of the issuer’s common stock, as of July 31, 2019, is 3,434,453 shares.

DIAMOND HILL INVESTMENT GROUP, INC.

PART I:	FINANCIAL INFORMATION

ITEM 1:	Consolidated Financial Statements
Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	6/30/2019	12/31/2018
	(Unaudited)
ASSETS
Cash and cash equivalents	$112,275,019	$84,430,059
Investments	150,772,310	203,488,217
Accounts receivable	22,210,625	20,290,283
Prepaid expenses	2,630,933	2,372,712
Property and equipment, net of depreciation	5,973,071	3,680,472
Deferred taxes	12,289,983	11,466,100
Total assets	$306,151,941	$325,727,843
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$13,045,332	$15,561,491
Accrued incentive compensation	11,020,000	26,754,167
Income taxes payable	2,255,368	2,768,681
Deferred compensation	28,060,153	22,387,874
Total liabilities	54,380,853	67,472,213
Redeemable noncontrolling interest	34,076,350	62,679,687
Permanent Shareholders’ equity
Common stock, no par value 7,000,000 shares authorized; 3,443,464 issued and outstanding at June 30, 2019 (inclusive of 225,625 unvested shares); 3,499,285 issued and outstanding at December 31, 2018 (inclusive of 211,575 unvested shares)	116,835,709	124,933,060
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred equity compensation	(21,919,702)	(22,008,054)
Retained earnings	122,778,731	92,650,937
Total permanent shareholders’ equity	217,694,738	195,575,943
Total liabilities and shareholders’ equity	$306,151,941	$325,727,843

Book value per share	$63.22	$55.89
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUES:
Investment advisory	$31,510,672	$33,526,273	$62,023,389	$68,157,563
Mutual fund administration, net	2,034,344	2,401,442	4,101,000	5,552,154
Total revenue	33,545,016	35,927,715	66,124,389	73,709,717
OPERATING EXPENSES:
Compensation and related costs	15,624,551	14,572,121	31,593,932	28,959,595
General and administrative	3,543,527	2,822,528	6,788,059	5,786,200
Sales and marketing	1,447,266	1,302,040	2,817,982	2,511,526
Mutual fund administration	849,676	881,487	1,710,717	1,898,906
Total operating expenses	21,465,020	19,578,176	42,910,690	39,156,227
NET OPERATING INCOME	12,079,996	16,349,539	23,213,699	34,553,490
Investment income, net	6,519,596	3,565,669	20,804,473	2,005,946
INCOME BEFORE TAXES	18,599,592	19,915,208	44,018,172	36,559,436
Income tax expense	(4,442,023)	(5,017,185)	(10,304,756)	(8,719,285)
NET INCOME	14,157,569	14,898,023	33,713,416	27,840,151
Net income attributable to redeemable noncontrolling interest	(962,417)	(527,655)	(3,585,622)	(480,323)
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$13,195,152	$14,370,368	$30,127,794	$27,359,828
Earnings per share attributable to common shareholders
Basic	$3.79	$4.08	$8.64	$7.81
Diluted	$3.79	$4.08	$8.64	$7.81
Weighted average shares outstanding
Basic	3,478,307	3,518,665	3,486,032	3,503,379
Diluted	3,478,307	3,519,816	3,486,504	3,505,136
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest (unaudited)

	Three Months Ended June 30, 2019
	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at March 31, 2019	3,494,599	$124,484,045	$(23,656,774)	$109,583,579	$210,410,850	$36,249,454
Issuance of restricted stock grants	4,175	166,521	(166,521)	—	—	—
Amortization of restricted stock grants	—	—	1,853,743	—	1,853,743	—
Issuance of common stock related to 401k plan match	4,190	589,565	—	—	589,565	—
Shares withheld related to employee tax withholding	(4,300)	(602,000)	—	—	(602,000)	—
Forfeiture of restricted stock grants	(250)	(49,850)	49,850	—	—	—
Repurchase of common stock	(54,950)	(7,752,572)	—	—	(7,752,572)	—
Net income	—	—	—	13,195,152	13,195,152	962,417
Net subscriptions of Consolidated Funds	—	—	—	—	—	6,880,706
Net deconsolidations of Company sponsored investments	—	—	—	—	—	(10,016,227)
Balance at June 30, 2019	3,443,464	$116,835,709	$(21,919,702)	$122,778,731	$217,694,738	$34,076,350

	Three Months Ended June 30, 2018
	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at March 31, 2018	3,518,957	$128,441,231	$(23,907,748)	$86,359,132	$190,892,615	$41,660,307
Issuance of restricted stock grants	29,600	5,162,829	(5,162,829)	—	—	—
Amortization of restricted stock grants	—	—	1,637,312	—	1,637,312	—
Issuance of common stock related to 401k plan match	2,989	594,346	—	—	594,346	—
Shares withheld related to employee tax withholding	(2,012)	(415,599)	—	—	(415,599)	—
Forfeiture of restricted stock grants	(16,900)	(3,413,396)	3,413,396	—	—	—
Net income	—	—	—	14,370,368	14,370,368	527,655
Net subscriptions of consolidated funds	—	—	—	—	—	8,589,839
Balance at June 30, 2018	3,532,634	$130,369,411	$(24,019,869)	$100,729,500	$207,079,042	$50,777,801

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest (unaudited) (Continued)

	Six Months Ended June 30, 2019
	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at December 31, 2018	3,499,285	$124,933,060	$(22,008,054)	$92,650,937	$195,575,943	$62,679,687
Issuance of restricted stock grants	29,050	4,025,821	(4,025,821)	—	—	—
Amortization of restricted stock grants	—	—	3,375,716	—	3,375,716	—
Issuance of stock grants	24,048	3,655,296	—	—	3,655,296	—
Issuance of common stock related to 401k plan match	8,476	1,221,615	—	—	1,221,615	—
Shares withheld related to employee tax withholding	(4,300)	(602,000)	—	—	(602,000)	—
Forfeiture of restricted stock grants	(4,500)	(738,457)	738,457	—	—	—
Repurchase of common stock	(108,595)	(15,659,626)	—	—	(15,659,626)	—
Net income	—	—	—	30,127,794	30,127,794	3,585,622
Net subscriptions of Consolidated Funds	—	—	—	—	—	5,151,829
Net deconsolidations of Company sponsored investments	—	—	—	—	—	(37,340,788)
Balance at June 30, 2019	3,443,464	$116,835,709	$(21,919,702)	$122,778,731	$217,694,738	$34,076,350

	Six Months Ended June 30, 2018
	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at December 31, 2017	3,470,428	$118,209,111	$(19,134,963)	$73,369,672	$172,443,820	$20,076,806
Issuance of restricted stock grants	61,650	11,917,937	(11,917,937)	—	—	—
Amortization of restricted stock grants	—	—	3,016,235	—	3,016,235	—
Issuance of stock grants	20,153	4,109,197	—	—	4,109,197	—
Issuance of common stock related to 401k plan match	5,242	1,067,125	—	—	1,067,125	—
Shares withheld related to employee tax withholding	(4,439)	(917,163)	—	—	(917,163)	—
Forfeiture of restricted stock grants	(20,400)	(4,016,796)	4,016,796	—	—	—
Net income	—	—	—	27,359,828	27,359,828	480,323
Net subscriptions of consolidated funds	—	—	—	—	—	13,776,032
New consolidations of Company sponsored investments	—	—	—	—	—	16,444,640
Balance at June 30, 2018	3,532,634	$130,369,411	$(24,019,869)	$100,729,500	$207,079,042	$50,777,801
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$33,713,416	$27,840,151
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	569,896	574,457
Share-based compensation	4,597,331	4,083,360
Increase in accounts receivable	(3,094,071)	(1,608,910)
Change in current income taxes	(513,313)	4,554,773
Change in deferred income taxes	(823,883)	(1,253,988)
Net (gains) losses on investments	(16,091,598)	644,680
Net change in securities held by Consolidated Funds	17,041,017	(46,416,866)
Decrease in accrued incentive compensation	(12,078,871)	(6,853,303)
Increase in deferred compensation	5,672,279	3,968,960
Other changes in assets and liabilities	(182,455)	7,129,382
Net cash provided by (used in) operating activities	28,809,748	(7,337,304)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(131,734)	(593,989)
Purchase of Company sponsored investments	(5,973,680)	(3,286,872)
Proceeds from sale of Company sponsored investments	35,729,336	1,508,543
Net cash on deconsolidation of Company sponsored investments	(22,723,853)	—
Net cash provided by (used in) investing activities	6,900,069	(2,372,318)
CASH FLOWS FROM FINANCING ACTIVITIES:
Value of shares withheld related to employee tax withholding	(602,000)	(917,163)
Net subscriptions received from redeemable noncontrolling interest holders	8,396,769	12,251,682
Repurchase of common stock	(15,659,626)	—
Net cash (used in) provided by financing activities	(7,864,857)	11,334,519
CASH AND CASH EQUIVALENTS
Net change during the period	27,844,960	1,624,897
At beginning of period	84,430,059	76,602,108
At end of period	$112,275,019	$78,227,005
Supplemental cash flow information:
Income taxes paid	$11,641,951	$5,418,500
Supplemental disclosure of non-cash transactions:
Common stock issued as incentive compensation	$3,655,296	$4,109,197
Charitable donation of corporate investments	—	1,989,803
Net (redemptions) subscriptions of ETF shares for marketable securities	(3,244,940)	1,524,350

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Notes to Consolidated Financial Statements (unaudited)
Note 1 Business and Organization
Diamond Hill Investment Group, Inc. (the "Company"), an Ohio corporation, derives its consolidated revenues and net income from investment advisory and fund administration services.
Diamond Hill Capital Management, Inc. ("DHCM"), an Ohio corporation, is a wholly owned subsidiary of the Company and a registered investment adviser. DHCM is the investment adviser to the Diamond Hill Funds (the "Funds"), a series of open-end mutual funds, private investment funds, and other institutional accounts. DHCM is also administrator for the Funds.
Note 2 Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of June 30, 2019 and December 31, 2018, and for the three- and six-month periods ended June 30, 2019 and 2018, for Diamond Hill Investment Group, Inc. and its subsidiaries (referred to in these notes to the condensed consolidated financial statements as "the Company," "management," "we," "us," and "our") have been prepared in accordance with United States generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (the "SEC") Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair statement of the financial condition and results of operations at the dates and for the interim periods presented have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for any full fiscal year. These unaudited condensed consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the "2018 Annual Report") as filed with the SEC.
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
The Company holds certain investments in the Funds, and previously held investment in an exchange traded fund (the "ETF") advised by the Company, for general corporate investment purposes, to provide seed capital for newly formed strategies or to add capital to existing strategies. The Funds are organized in a series fund structure in which there are multiple mutual funds within one Trust. The Trust is an open-end investment company registered under the Investment Company Act of 1940, as amended (the"1940 Act"). The ETF was an individual series of ETF Series Solutions which was also an open-end investment company registered under the 1940 Act. The ETF liquidated and its assets were distributed to its shareholders on April 5, 2019. Each of the individual mutual funds and the ETF represents a separate share class of a legal entity organized under the Trust. The Company performs its analysis at the individual mutual fund and ETF level and has concluded the mutual funds are, and the ETF was, voting rights entities ("VREs") because the structure of the investment product is such that the shareholders are deemed to have the power through voting rights to direct the activities that most significantly impact the entity's economic performance. To the extent material, these investment products are consolidated if Company ownership, directly or indirectly, represents a majority interest (greater than 50%). The Company records redeemable noncontrolling interests in consolidated investments for which the Company's ownership is less than 100%. The Company has consolidated the Diamond Hill Core

Bond Fund and the Diamond Hill Global Fund (collectively the "Consolidated Funds") as of June 30, 2019. The Company deconsolidated the ETF and the Diamond Hill High Yield Fund during the six months ended June 30, 2019, as the Company's ownership declined to less than 50%.
DHCM is the managing member of Diamond Hill General Partner, LLC (the “General Partner”), which is the general partner of Diamond Hill Investment Partners, L.P. (“DHIP”) whose underlying assets consist primarily of marketable securities.
DHCM is wholly owned by the Company and is consolidated by us. Further, DHCM, through its control of the General Partner, has the power to direct DHIP's economic activities and the right to receive investment advisory fees that may be significant to DHIP.
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
Accounts Receivable
Accounts receivable are recorded when they are due and are presented on the balance sheet net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of the individual or entity that owes the receivable. No allowance for doubtful accounts was deemed necessary at June 30, 2019 or December 31, 2018. Accounts receivable from the Funds were $9.6 million as of June 30, 2019 and $9.4 million as of December 31, 2018.
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
Investments classified as equity method investments represent investments in which the Company owns between 20-50% of the outstanding voting interests in the entity or when it is determined that the Company is able to exercise significant influence but not control over the investments. When using the equity method, the Company recognizes its respective share of the investee's net income or loss for the period, which is recorded as investment income in the Company's consolidated statements of income.

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
Revenue earned during the three months ended June 30, 2019 and 2018 under contracts with clients include:

	Three Months Ended June 30, 2019
	Investment advisory	Mutual fund administration, net	Total revenue
Proprietary funds	$24,335,369	$2,034,344	$26,369,713
Sub-advised funds and institutional accounts	7,175,303	—	7,175,303
	$31,510,672	$2,034,344	$33,545,016

	Three Months Ended June 30, 2018
	Investment advisory	Mutual fund administration, net	Total revenue
Proprietary funds	$26,294,908	$2,401,442	$28,696,350
Sub-advised funds and institutional accounts	7,231,365		7,231,365
	$33,526,273	$2,401,442	$35,927,715

Revenue earned during the six months ended June 30, 2019 and 2018 under contracts with clients include:

	Six Months Ended June 30, 2019
	Investment advisory	Mutual fund administration, net	Total revenue
Proprietary funds	$47,915,246	$4,101,000	$52,016,246
Sub-advised funds and institutional accounts	14,108,143	—	14,108,143
	$62,023,389	$4,101,000	$66,124,389

	Six Months Ended June 30, 2018
	Investment advisory	Mutual fund administration, net	Total revenue
Proprietary funds	$53,600,106	$5,552,154	$59,152,260
Sub-advised funds and institutional accounts	14,557,457	—	14,557,457
	$68,157,563	$5,552,154	$73,709,717

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
Revenue Recognition – Variable Rate Fees
The Company manages certain client accounts that provide for variable rate fees. These fees are calculated based on client investment results over rolling 5-year periods. The Company records variable rate fees at the end of the contract measurement period because the variable fees earned are constrained based on movements in the financial markets. During the three and six months ended June 30, 2019 and 2018, the Company recorded no variable rate fees. The table below shows AUM subject to variable rate fees and the amount of variable rate fees that would be recognized based upon investment results as of June 30, 2019:

	As of June 30, 2019
	AUM subject to variable rate fees	Unearned variable rate fees
Contractual Period Ending:
Quarter Ending September 30, 2019	$38,196,943	$869,315
Quarter Ending December 31, 2019	63,035,149	578,365
Quarter Ending March 31, 2020	13,196,879	—
Quarter Ending September 30, 2021	281,012,898	5,759,671
Total	$395,441,869	$7,207,351

The contractual end dates highlight the time remaining until the variable rate fees are scheduled to be earned. The amount of variable rate fees that would be recognized based upon investment results as of June 30, 2019, will increase or decrease based on future client investment results through the contractual period end. There can be no assurance that the unearned amounts will ultimately be earned.
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
Mutual fund administration gross and net revenue are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Mutual fund administration:
Administration revenue, gross	$5,519,437	$5,993,719	$10,922,165	$12,601,056
Fund related expense	(3,491,604)	(3,595,555)	(6,841,145)	(7,063,880)
Revenue, net of related expenses	2,027,833	2,398,164	4,081,020	5,537,176
DHCM C-Share financing:
Broker commission advance repayments	53,782	83,380	118,994	179,858
Broker commission amortization	(47,271)	(80,102)	(99,014)	(164,880)
Financing activity, net	6,511	3,278	19,980	14,978
Mutual fund administration revenue, net	$2,034,344	$2,401,442	$4,101,000	$5,552,154

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
The Company is subject to examination by federal and applicable state and local jurisdictions for various tax periods. The Company’s income tax positions are based on research and interpretations of the income tax laws and rulings in each of the jurisdictions in which it does business. Due to the subjectivity of interpretations of laws and rulings in each jurisdiction, the differences and interplay in tax laws among those jurisdictions, and the inherent uncertainty in estimating the final resolution of complex tax audit matters, the Company’s estimates of income tax liabilities may differ from actual payments or assessments. The Company regularly assesses its position with regard to tax exposures and records liabilities for these uncertain tax positions and related interest and penalties, if any, according to the principles of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740, Income Taxes. The Company records interest and penalties within income tax expense on the income statement.
Earnings Per Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period, which includes participating securities. Diluted EPS reflects the potential dilution of EPS due to unvested restricted stock units. See Note 9.

Newly Issued But Not Yet Adopted Accounting Guidance
In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-13, “Fair Value Measurements.” This update makes certain removals from, changes to and additions to existing disclosure requirements for fair value measurement. ASU 2018-13 does not change fair value measurements already required or permitted by existing standards. ASU 2018-13 is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Management does not believe that adoption of ASU 2018-13 will materially impact the Company’s financial statements.
Note 3 Investments
The following table summarizes the carrying value of these investments as of June 30, 2019 and December 31, 2018:

	As of
	June 30, 2019	December 31, 2018
Fair value investments:
Securities held in Consolidated Funds(a)	$83,249,245	$153,730,480
Company sponsored investments	22,859,833	33,418,088
Company sponsored equity method investments	44,663,232	16,339,649
Total Investments	$150,772,310	$203,488,217

(a) Of the securities held in the Consolidated Funds as of June 30, 2019, $50.5 million were held directly by the Company and $32.8 million were held by noncontrolling shareholders. Of the securities held in the Consolidated Funds as of December 31, 2018, $84.7 million were held directly by the Company and $69.0 million were held by noncontrolling shareholders.

The Company deconsolidated the ETF and the Diamond Hill High Yield Fund during the six months ended June 30, 2019. As of June 30, 2019, the Diamond Hill High Yield Fund was classified as an equity method investment. The ETF liquidated and its assets were distributed to its shareholders on April 5, 2019.

As of June 30, 2019, our equity method investments consisted of the Diamond Hill Research Opportunities Fund, the Diamond Hill High Yield Fund and the Diamond Hill International Fund, and our ownership percentage in each of these investments was 22%, 28%, and 30%, respectively. The following table includes the condensed summary financial information from the Company's equity method investments as of and for the period ended June 30, 2019:

		As of
		June 30, 2019
Total assets		$218,298,706
Total liabilities		40,535,465
Net assets		177,763,241
DHCM's portion of net assets		44,663,232

	For the Three Months Ended	For the Six Months Ended
	June 30, 2019	June 30, 2019
Investment income	$1,812,727	$3,186,209
Expenses	359,106	650,208
Net realized gains	3,986,700	4,384,996
Net change in unrealized appreciation	1,857,772	10,063,039
Net income	7,298,093	16,984,036
DHCM's portion of net income	1,988,850	4,984,861

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
The following table summarizes investments that are recognized in our consolidated balance sheet using fair value measurements (excluding investments classified as equity method investments) determined based upon the differing levels as of June 30, 2019:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$108,761,910	$—	$—	$108,761,910
Fair value investments
Securities held in Consolidated Funds(a)	16,344,662	66,904,583	—	$83,249,245
Company sponsored investments	22,859,833	—	—	$22,859,833
(a) Of the securities held in the Consolidated Funds as of June 30, 2019, $50.5 million were held directly by the Company and $32.8 million were held by noncontrolling shareholders.
Level 1 investments are comprised of investments in registered investment companies (mutual funds) or equity securities held in the Consolidated Funds and $108.8 million of investments in money market mutual funds owned by DHCM that the Company classifies as cash equivalents.
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
The Company determines transfers between fair value hierarchy levels at the end of the reporting period. There were no transfers in or out of the levels during the six months ended June 30, 2019.
Changes to fair values of the investments are recorded in the Company’s consolidated statements of income as investment income (loss), net.
Note 5 Line of Credit
The Company has a committed Line of Credit Agreement (the "Credit Agreement") with a commercial bank that matures in December of 2019 and permits the Company to borrow up to $25.0 million. Borrowings under the Credit Agreement bear interest at a rate equal to LIBOR plus 1.00%. The Company pays a commitment fee on the unused portion of the facility, accruing at a rate per annum of 0.10%.
The Company has not borrowed under the Credit Agreement as of and for the period ended June 30, 2019.
The proceeds of the Credit Agreement may be used by the Company and its subsidiaries for ongoing working capital needs, to seed new and existing investment strategies and for other general corporate purposes. The Credit Agreement contains representations, warranties and covenants that are customary for agreements of this type.
Note 6 Compensation Plans
Share-Based Payment Transactions
The Company issues restricted stock awards under its 2014 Equity and Cash Incentive Plan (the "2014 Plan"). Restricted stock awards represent common shares issued and outstanding upon grant subject to vesting restrictions. The following table represents a roll-forward of outstanding restricted stock and related activity during the six months ended June 30, 2019:

	Shares	Weighted-Average Grant Date Price per Share
Outstanding restricted stock as of December 31, 2018	214,575	$177.22
Grants issued	26,050	154.54
Grants vested	(10,500)	125.14
Grants forfeited	(4,500)	164.10
Total outstanding restricted stock as of June 30, 2019	225,625	$177.29

As of June 30, 2019, there were 243,173 common shares available for awards under the 2014 Plan.
Total deferred equity compensation related to unvested restricted stock was $21.9 million as of June 30, 2019. Compensation expense related to restricted stock is calculated based upon the fair market value of the common shares on grant date. The Company's policy is to adjust compensation expense for forfeitures as they occur. The recognition of compensation expense related to deferred compensation over the remaining vesting periods is as follows:

Six Months Remaining In
2019	2020	2021	2022	2023	Thereafter	Total
$3,639,099	$6,169,469	$4,888,910	$3,906,761	$1,674,718	$1,640,745	$21,919,702

Stock Grant Transactions
The following table represents common shares issued as part of our incentive compensation program during the six months ended June 30, 2019 and 2018:

	Shares Issued	Grant Date Value
June 30, 2019	24,048	$3,655,296
June 30, 2018	20,153	4,109,197

Deferred Compensation Plans
The Company offers two deferred compensation plans, the Diamond Hill Fixed Term Deferred Compensation Plan and the Diamond Hill Variable Term Deferred Compensation Plan (collectively the “Plans”). Under the Plans, participants may elect to voluntarily defer, for a minimum of five years, certain incentive compensation, which the Company then contributes into the Plans. Each participant is responsible for designating investment options for assets they contribute, and the distribution paid to each participant reflects any gains or losses on the assets realized while in the Plans. Assets held in the Plans are included in the Company’s investment portfolio, and the associated obligation to participants is included in deferred compensation liability. Deferred compensation liability was $28.1 million and $22.4 million as of June 30, 2019 and December 31, 2018, respectively.
Note 7 Operating Lease
The Company currently leases office space of approximately 37,829 square feet at one location.
In February 2016, the FASB issued ASU 2016-02, "Leases", which, among other things, requires lessees to recognize most leases on-balance sheet. The Company adopted this ASU on its effective date, January 1, 2019, using a modified retrospective approach without restating prior comparative periods. Upon implementation, the Company recorded a right-of use asset of approximately $2.9 million, which includes the lease liability amount less deferred rent liabilities and lease incentives received, and a lease liability of approximately $3.6 million related to our office lease. As of June 30, 2019, the carrying value of the right-of use asset, which is included in property and equipment, net of deferred rent on the consolidated balance sheets, was approximately $2.7 million. As of June 30, 2019, the carrying value of the lease liability, which is included in accounts payable and accrued expenses on the consolidated balance sheets, was approximately $3.3 million The adoption of this ASU had no impact on our consolidated statements of income and cash flows and there was no cumulative-effect adjustment required to opening retained earnings.

The following table summarizes the total lease and operating expenses for the three and six months ended June 30, 2019 and 2018:

	June 30, 2019	June 30, 2018
Three Months Ended	$239,455	$238,014
Six Months Ended	$491,528	$494,304
The approximate future minimum lease payments under the operating lease are as follows:

Future Minimum Lease Payments
Six Months Remaining In
2019	2020	2021	2022	2023	Thereafter	Total
$293,175	$614,721	$624,179	$624,179	$624,179	$780,223	$3,560,656

In addition to the above lease payments, the Company is also responsible for normal operating expenses of the property. These operating expenses were approximately $0.4 million in 2018, and are expected to be approximately the same in 2019.
Note 8 Income Taxes
The Company has determined its interim tax provision projecting an estimated annual effective tax rate.
For the six months ended June 30, 2019, the Company recorded income tax expense of $10.3 million, yielding an effective tax rate of 23.4%. The effective tax rate of 23.4% differed from the federal statutory tax rate of 21% due primarily to the additional income tax expense recorded in the state and city jurisdictions in which we do business, including new jurisdictions in which we are filing in 2019. This is partially offset by the benefit attributable to redeemable noncontrolling interests. The provision for income taxes includes a benefit attributable to the fact that the Company's operations include the Consolidated Funds which are not subject to federal income taxes. Accordingly, a portion of the Company's earnings are not subject to corporate tax levels. Absent the benefit attributable to redeemable noncontrolling interests, the effective tax rate ("unconsolidated effective tax rate") would have been 25.5%.
For the six months ended June 30, 2018, the Company recorded income tax expense of $8.7 million, yielding an effective tax rate of 23.8%. The effective tax rate of 23.8% differed from the federal statutory tax rate of 21% due primarily to the additional income tax expense recorded in the state and city jurisdictions in which we do business.
The net temporary differences incurred to date will reverse in future periods as the Company generates taxable earnings. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets recorded. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2019 and December 31, 2018, no valuation allowance was deemed necessary.
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
During the six months ended June 30, 2019, the Company completed our open examination for tax years 2014 through 2016 with the New York State Department of Finance and Taxation. During the period the Company also filed a Voluntary Disclosure Agreement with the New York City Department of Finance. The Company remains under audit with the California Franchise Tax Board for the Company's 2015 and 2016 tax years.

The outcome of open examinations is not expected to have a material impact on the Company's financial statements. The Company believes that some of these audits and negotiations will conclude within the next 12 months and that any change in the amount of uncertain tax positions, including interest due to the settlement of audits, would be immaterial.
The amount of uncertain tax positions as of June 30, 2019, which would impact the Company’s effective tax rate if recognized and a reconciliation of the beginning and ending amounts of uncertain tax positions is as follows:

Six Months Ended June 30, 2019
Uncertain tax positions, as of January 1, 2019	$2,982,337
Gross addition for tax positions of the current year	—
Gross additions for tax positions of prior years	—
Reductions of tax positions of prior years for:
Lapses of applicable statutes of limitations	—
Settlements during the period	(2,331,711)
Changes in judgment/excess reserve	—
Uncertain tax positions, as of June 30, 2019	$650,626

The Company did not recognize additional interest and penalties during the six months ended June 30, 2019, related to uncertain tax positions.
Note 9 Earnings Per Share
The Company’s common shares outstanding consist of all shares issued and outstanding, including unvested restricted shares. Basic and diluted EPS are calculated under the two-class method. Restricted stock units are considered dilutive. The following table sets forth the computation for basic and diluted EPS and reconciliation between basic and diluted shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Income	$14,157,569	$14,898,023	$33,713,416	$27,840,151
Less: Net income attributable to redeemable noncontrolling interest	(962,417)	(527,655)	(3,585,622)	(480,323)
Net income attributable to common shareholders	$13,195,152	$14,370,368	$30,127,794	$27,359,828

Weighted average number of outstanding shares - Basic	3,478,307	3,518,665	3,486,032	3,503,379
Dilutive impact of restricted stock units	—	1,151	472	1,757
Weighted average number of outstanding shares - Diluted	3,478,307	3,519,816	3,486,504	3,505,136

Earnings per share attributable to common shareholders
Basic	$3.79	$4.08	$8.64	$7.81
Diluted	$3.79	$4.08	$8.64	$7.81

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
Forward-looking Statements
Throughout this Quarterly Report on Form 10-Q, and other publicly available documents, including the documents incorporated herein by reference, the Company may make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to such matters as anticipated operating results, prospects and levels of assets under management, technological developments, economic trends (including interest rates and market volatility), expected transactions and similar matters. The words “believe,” “expect,” “anticipate,” “estimate,” "may," "will," "likely," "project," “should,” “hope,” “seek,” “plan,” “intend” and similar expressions identify forward-looking statements that speak only as of the date thereof. While we believe that the assumptions underlying our forward-looking statements are reasonable, investors are cautioned that any of the assumptions could prove to be inaccurate and, accordingly, our actual results and experiences could differ materially from the anticipated results or other expectations expressed in our forward-looking statements. Factors that could cause such actual results or experiences to differ from results discussed in the forward-looking statements include, but are not limited to: the adverse effect from a decline in the securities markets; a decline in the performance of our products; changes in interest rates; changes in national and local economic and political conditions; the continuing economic uncertainty in various parts of the world; changes in government policy and regulation, including monetary policy; our inability to attract or retain key employees; unforeseen costs and other effects related to legal proceedings or investigations of governmental and self-regulatory organizations; and other risks identified from time-to-time in other public documents on file with the SEC.
General
The Company derives its consolidated revenue and net income from investment advisory and fund administration services provided by DHCM. DHCM is registered with the SEC as an investment adviser under the 1940 Act. DHCM sponsors, distributes, and provides investment advisory and related services to various clients through the Funds, institutional accounts, and DHIP.
The Company’s primary objective is to fulfill our fiduciary duty to our clients. Our secondary objective is to grow the intrinsic value of the Company in order to achieve an adequate long-term return for our shareholders.
Assets Under Management
Our revenue is derived primarily from investment advisory and administration fees. Investment advisory and administration fees paid to the Company are generally based on the value of the investment portfolios we manage and fluctuate with changes in the total value of our AUM. A significant majority of our AUM (91.0%) is valued based on readily available market quotations. AUM in the fixed income strategies (9.0%) is valued using evaluated prices from independent third-party providers. Fees are recognized in the period that the Company manages these assets.

Our revenues are highly dependent on both the value and composition of AUM. The following is a summary of our AUM by product and investment objective, and a roll-forward of the change in AUM, for the three and six months ended June 30, 2019 and 2018:

	Assets Under Management
	As of June 30,
(in millions, except percentages)	2019	2018	% Change
Proprietary funds	$14,831	$15,545	(5)%
Sub-advised funds	1,776	1,628	9%
Institutional accounts	5,005	4,654	8%
Total AUM	$21,612	$21,827	(1)%

	Assets Under Management by Investment Strategy
	As of June 30,
(in millions, except percentages)	2019	2018	% Change
Small Cap	$867	$1,482	(41)%
Small-Mid Cap	3,090	3,409	(9)%
Mid Cap	394	130	203%
Large Cap	11,374	11,020	3%
All Cap Select	498	478	4%
Long-Short	3,541	4,248	(17)%
Global/International	22	18	22%
Short Duration Fixed Income	661	425	56%
Core Fixed Income	217	52	317%
Long Duration Fixed Income	57	25	NM
Corporate Credit	962	712	35%
High Yield	94	50	88%
(Less: Investments in affiliated funds)(a)	(165)	(222)	(26)%
Total AUM	$21,612	$21,827	(1)%
(a) Certain of the Funds own shares of the Diamond Hill Short Duration Total Return Fund. The Company reduces its total AUM by these investments held in this affiliated fund.

	Change in Assets Under Management
	For the Three Months Ended June 30,
(in millions)	2019	2018
AUM at beginning of the period	$20,880	$21,929
Net cash inflows (outflows)
proprietary funds	(531)	(362)
sub-advised funds	76	23
institutional accounts	38	(53)
	(417)	(392)
Net market appreciation and income	1,149	290
Increase (decrease) during the period	732	(102)
AUM at end of the period	$21,612	$21,827

	Change in Assets Under Management
	For the Six Months Ended June 30,
(in millions)	2019	2018
AUM at beginning of the period	$19,108	$22,317
Net cash inflows (outflows)
proprietary funds	(815)	(174)
sub-advised funds	135	126
institutional accounts	(171)	(88)
	(851)	(136)
Net market appreciation (depreciation) and income	3,355	(354)
Increase (decrease) during the period	2,504	(490)
AUM at end of the period	$21,612	$21,827
Consolidated Results of Operations
The following is a discussion of our consolidated results of operations.

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except per share amounts and percentages)	2019	2018	% Change	2019	2018	% Change
Total revenue	$33,545	$35,928	(7)%	$66,124	$73,710	(10)%
Net operating income	$12,080	$16,350	(26)%	$23,214	$34,553	(33)%
Net operating income, as adjusted(a)	$13,363	$16,806	(20)%	$26,909	$34,493	(22)%
Net income attributable to common shareholders	$13,195	$14,370	(8)%	$30,128	$27,360	10%
Earnings per share attributable to common shareholders (diluted)	$3.79	$4.08	(7)%	$8.64	$7.81	11%
Operating profit margin	36%	46%		35%	47%
Operating profit margin, as adjusted(a)	40%	47%		41%	47%
(a) Net operating income, as adjusted, and operating profit margin, as adjusted, are non-GAAP performance measurements. See the Use of Supplemental Data as Non-GAAP Performance Measure section within this report.
Three Months Ended June 30, 2019 compared with Three Months Ended June 30, 2018
The Company generated net income attributable to common shareholders of $13.2 million ($3.79 per diluted share) for the three months ended June 30, 2019, compared with net income attributable to common shareholders of $14.4 million ($4.08 per diluted share) for the three months ended June 30, 2018. Revenue decreased $2.4 million period over period primarily due to a decrease in average AUM and a decrease in the average advisory fee rate. Operating expenses increased $1.9 million primarily related to increases in deferred compensation expense (see additional information in Expense Discussion) and general and administrative expenses. The Company had $6.5 million in investment income due to market appreciation for the three months ended June 30, 2019, compared to investment income of $3.6 million for the three months ended June 30, 2018.
Income tax expense decreased $0.6 million from the three months ended June 30, 2018 to the three months ended June 30, 2019 due primarily to the the reduction of the effective tax rate from 25.2% to 23.9%. The effective tax rate of 23.9% differed from the federal statutory tax rate of 21% due primarily to the additional income tax expense recorded in the state and city jurisdictions in which we do business including new jurisdictions in which we are filing in 2019. This was partially offset by the benefit attributable to redeemable noncontrolling interests. The provision for income taxes includes a benefit attributable to the fact that the Company's operations include the Consolidated Funds which are not subject to federal income taxes. Accordingly, a portion of the Company's earnings are not subject to corporate tax levels. Absent the benefit attributable to redeemable noncontrolling interests, the effective tax rate would have been 25.2%.
Operating profit margin was 36% for the three months ended June 30, 2019 and 46% for the three months ended June 30, 2018. Operating profit margin, as adjusted, decreased to 40% for the three months ended June 30, 2019 from 47% for the three months ended June 30, 2018. See Use of Supplemental Data as Non-GAAP Performance Measure section within this report. We expect that our operating margin may fluctuate from period-to-period based on various factors, including revenues;

investment results; employee performance; staffing levels; gains and losses on investments held in deferred compensation plans; development of investment strategies, products, or channels; and industry comparisons.
Revenue

	Three Months Ended June 30,
(in thousands, except percentages)	2019	2018	% Change
Investment advisory	$31,511	$33,526	(6)%
Mutual fund administration, net	2,034	2,402	(15)%
Total	$33,545	$35,928	(7)%
Investment Advisory Fees. Investment advisory fees decreased $2.0 million, or 6%, from the three months ended June 30, 2018 to the three months ended June 30, 2019. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates, which vary by investment product. The decrease in investment advisory fees was primarily due to a decrease of 2% in average AUM quarter over quarter and a decrease of three basis points in the average advisory fee rate from 0.62% for the three months ended June 30, 2018 to 0.59% for the three months ended June 30, 2019. The decrease in average advisory fee rate was driven by a shift in the mix of assets held in lower fee rate strategies during the three months ended June 30, 2019 compared to the three months ended June 30, 2018.
Mutual Fund Administration Fees. Mutual fund administration fees decreased $0.4 million from the three months ended June 30, 2018 to the three months ended June 30, 2019. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of average Funds' AUM, which decreased from the three months ended June 30, 2018 to the three months ended June 30, 2019.

Expenses

	Three Months Ended June 30,
(in thousands, except percentages)	2019	2018	% Change
Compensation and related costs, excluding deferred compensation expense	$14,342	$14,116	2%
Deferred compensation expense	1,283	456	181%
General and administrative	3,544	2,823	26%
Sales and marketing	1,447	1,302	11%
Mutual fund administration	849	881	(4)%
Total	$21,465	$19,578	10%
Compensation and Related Costs, excluding deferred compensation expense. Employee compensation and benefits increased by $0.2 million, or 2%, from the three months ended June 30, 2018 compared to the three months ended June 30, 2019. This increase is primarily due to an increase in restricted stock expense of $0.4 million, which was partially offset by a decrease in incentive compensation of $0.2 million. Incentive compensation expense can fluctuate significantly period over period as we evaluate investment performance, individual performance, Company performance and other factors.
Deferred Compensation expense. Deferred compensation expense increased by $0.8 million from the three months ended June 30, 2018 to the three months ended June 30, 2019. The gain on deferred compensation plan investments increases deferred compensation expense included in operating income. Deferred compensation expense is offset by an equal amount in investment income below net operating income on the consolidated statements of income statement, and thus has no impact on net income attributable to the Company. During the three months ended June 30, 2019, there were gains on investments held in our deferred compensation plans of $1.3 million.
General and Administrative. General and administrative expenses increased by $0.7 million, or 26%, from the three months ended June 30, 2018 to the three months ended June 30, 2019. This increase is due primarily to corporate recruiting fees of $0.4 million and an increase in research expenses of $0.3 million.

Sales and Marketing. Sales and marketing expenses increased by $0.1 million from the three months ended June 30, 2018 to the three months ended June 30, 2019. The increase was due to our branding and public relations initiatives, which were primarily focused on our fixed income strategies, and additional sales data costs.
Mutual Fund Administration. Mutual fund administration expenses decreased slightly from the three months ended June 30, 2018 to the three months ended June 30, 2019. Mutual fund administration expenses consist of both variable and fixed expenses. The variable expenses are based on Fund AUM and the number of shareholder accounts. The slight decrease was primarily due to the liquidation of the ETF in April of 2019.
Six Months Ended June 30, 2019 compared with Six Months Ended June 30, 2018
The Company generated net income attributable to common shareholders of $30.1 million ($8.64 per diluted share) for the six months ended June 30, 2019, compared with net income attributable to common shareholders of $27.4 million ($7.81 per diluted share) for the six months ended June 30, 2018. Revenue decreased $7.6 million period over period, primarily due to decreases in average AUM and in the average advisory fee rate. Operating expenses increased $3.8 million, primarily due to increases in deferred compensation expense (see additional information in Expense Discussion) and general and administrative costs. The Company had $20.8 million in investment income due to market appreciation for the six months ended June 30, 2019, compared to investment income of $2.0 million for the six months ended June 30, 2018.
Income tax expense increased $1.6 million from the six months ended June 30, 2018 to the six months ended June 30, 2019 due to the increase in pretax income, partially offset by a decrease of the Company's effective tax rate from 23.8% to 23.4%. The effective tax rate of 23.4% differed from the federal statutory tax rate of 21% due primarily to the additional income tax expense recorded in the state and city jurisdictions in which we do business, including new jurisdictions in which we are filing in 2019. This is partially offset by the benefit attributable to redeemable noncontrolling interests. The provision for income taxes includes a benefit attributable to the fact that the Company's operations include the Consolidated Funds which are not subject to federal income taxes. Accordingly, a portion of the Company's earnings are not subject to corporate tax levels. Absent the benefit attributable to redeemable noncontrolling interests, the effective tax rate would have been 25.5%.
Operating profit margin was 35% for the six months ended June 30, 2019 and 47% for the six months ended June 30, 2018. Operating profit margin, as adjusted, was 41% for the six months ended June 30, 2019 and 47% for the six months ended June 30, 2018. See Use of Supplemental Data as Non-GAAP Performance Measure section within this report. We expect that our operating margin will fluctuate from period to period based on various factors, including revenues; investment results; employee performance; staffing levels; gains and losses on investments held in deferred compensation plans; development of investment strategies, products, or channels; and industry comparisons.
Revenue

	Six Months Ended June 30,
(in thousands, except percentages)	2019	2018	% Change
Investment advisory	$62,023	$68,158	(9)%
Mutual fund administration, net	4,101	5,552	(26)%
Total	$66,124	$73,710	(10)%
Investment Advisory Fees. Investment advisory fees decreased $6.1 million, or 9%, from the six months ended June 30, 2018 to the six months ended June 30, 2019. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates, which vary by investment product. The decrease in investment advisory fees was primarily due to decreases of 5% in average AUM period over period and a decrease of two basis points in the average advisory fee rate from 0.62% for the six months ended June 30, 2018, to 0.60% for the six months ended June 30, 2019. The decrease in average advisory fee rate was driven by a shift in the mix of assets held in lower fee rate strategies during the six months ended June 30, 2019, compared to the six months ended June 30, 2018.
Mutual Fund Administration Fees. Mutual fund administration fees decreased $1.5 million, or 26%, from the six months ended June 30, 2018 to the six months ended June 30, 2019. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of average Funds' AUM. The decrease was due to a reduction in the administration fee rates paid by the Funds and an 7% decrease in average Funds' AUM from the six months ended June 30, 2018 to the six months ended June 30, 2019. The table below summarizes the decreases in the administration fee rates during the periods indicated:

	Class A & C	Class I	Class Y
6/1/2017 - 2/27/2018	0.23%	0.18%	0.08%
2/28/2018 - 6/30/19	0.21%	0.17%	0.05%
Expenses

	Six Months Ended June 30,
(in thousands, except percentages)	2019	2018	% Change
Compensation and related costs, excluding deferred compensation expense	$27,899	$29,020	(4)%
Deferred compensation expense (benefit)	3,695	(60)	NM
General and administrative	6,788	5,786	17%
Sales and marketing	2,818	2,512	12%
Mutual fund administration	1,711	1,898	(10)%
Total	$42,911	$39,156	10%
Compensation and Related Costs, excluding deferred compensation expense. Employee compensation and benefits decreased by $1.1 million, or 4%, from the six months ended June 30, 2018 to the six months ended June 30, 2019. This decrease is due to a decrease in incentive compensation expense of $3.1 million, which was partially offset by an increase in salary and related benefits of $2.0 million. Incentive compensation expense can fluctuate significantly period over period as we evaluate investment performance, individual performance, Company performance and other factors.
Deferred Compensation expense (benefit). Deferred compensation expense (benefit) increased by $3.8 million from the six months ended June 30, 2018 to the six months ended June 30, 2019. The gain (loss) on deferred compensation plan investments increases (decreases) deferred compensation expense included in operating income. Deferred compensation expense (benefit) is offset by an equal amount in investment income (loss) below net operating income on the consolidated statements of income statement, and thus has no impact on net income attributable to the Company. During the six months ended June 30, 2019, there were gains on investments held in our deferred compensation plans of $3.7 million.
General and Administrative. General and administrative expenses increased by $1.0 million, or 17%, from the six months ended June 30, 2018 to the six months ended June 30, 2019. This increase was primarily due to corporate recruiting fees of $0.4 million, an increase in research expenses to support our investment team of $0.4 million, and an increase in IT software expense of $0.2 million.
Sales and Marketing. Sales and marketing expenses increased by $0.3 million, or 12%, from the six months ended June 30, 2018 to the six months ended June 30, 2019. The increase was due to our branding and public relations initiatives, which were primarily focused on our fixed income strategies, and additional sales data costs.
Mutual Fund Administration. Mutual fund administration expenses decreased by $0.2 million, or 10%, from the six months ended June 30, 2018 to the six months ended June 30, 2019. Mutual fund administration expenses consist of both variable and fixed expenses. The variable expenses are based on Fund AUM and the number of shareholder accounts. The decrease was primarily due to a reduction in outsourced administration services.
Liquidity and Capital Resources
Sources of Liquidity
Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, direct investments in consolidated funds, accounts receivable, and other current assets. Our main source of liquidity is cash flows from operating activities, which are generated from investment advisory and mutual fund administration fees. Cash and cash equivalents, investments held directly by DHCM, accounts receivable, and other current assets represented $220.1 million and $216.0 million of total assets as of June 30, 2019 and December 31, 2018, respectively. We believe these sources of liquidity, as well as our continuing cash flows from operating activities, will be sufficient to meet our current and future operating needs for the next 12 months.

Uses of Liquidity
In line with the Company’s primary objective to fulfill our fiduciary duty to clients and our secondary objective to achieve an adequate long-term return for shareholders, we anticipate our main uses of cash will be for operating expenses and seed capital to fund new and existing investment strategies.
Our board of directors and management regularly review various factors to determine whether we have capital in excess of that required for our business and the appropriate use of any excess capital. The factors considered include our investment opportunities, capital needed for investment strategies, risks, and future dividend and capital gain tax rates. Our board of directors has also authorized management to repurchase the Company's common shares having an aggregate purchase price up to $50.0 million, of which $27.1 million is remaining. The authority to repurchase shares may be exercised from time to time as market conditions warrant and is subject to regulatory considerations.
Working Capital
As of June 30, 2019, the Company had working capital of approximately $199.4 million, compared to $180.4 million at December 31, 2018. Working capital includes cash and cash equivalents, accounts receivable, investments, and other current assets of DHCM, net of accounts payable and accrued expenses, accrued incentive compensation, deferred compensation and other current liabilities of DHCM.
The Company has no debt, and we believe our available working capital is sufficient to cover current expenses and presently anticipated capital expenditures.
Below is a summary of securities owned by the Company as of June 30, 2019 and December 31, 2018.

	As of
	June 30, 2019	December 31, 2018
Corporate Investments:
Diamond Hill Core Bond Fund	$39,421,950	$37,197,134
Diamond Hill High Yield Fund	24,634,000	25,931,879
Diamond Hill Research Opportunities Fund	14,712,656	12,912,291
Diamond Hill Global Fund	9,969,073	8,482,790
Diamond Hill International Fund(a)	1,205,600	—
Diamond Hill International Equity Fund, L.P.(a)	—	1,057,445
Diamond Hill Mid Cap Fund	—	15,035,251
Diamond Hill Valuation-Weighted 500 ETF(b)	—	11,497,699
Total Corporate Investments	89,943,279	112,114,489
Deferred Compensation Plan Investments in the Funds	28,060,153	22,387,874
Total investments held by DHCM	118,003,432	134,502,363
Redeemable noncontrolling interest in Consolidated Funds(c)	32,768,878	68,985,854
Total Investment Portfolio	$150,772,310	$203,488,217
(a) As of June 28, 2019, the Company converted the Diamond Hill International Equity Fund, L.P. into the Diamond Hill International Fund.
(b) The ETF liquidated on April 5, 2019.
(c) The Company deconsolidated the ETF and the Diamond Hill High Yield Fund during the six months ended June 30, 2019, as the Company's ownership declined to less than 50%.
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

For the six months ended June 30, 2019, net cash provided by operating activities totaled $28.8 million. Cash inflows provided by operating activities was primarily driven by net income of $33.7 million, the add back of share-based compensation of $4.6 million, depreciation of $0.6 million, and net redemptions of securities held in the underlying investment portfolios of the Consolidated Funds of $17.0 million. These cash inflows were partially offset by a decrease in accrued incentive compensation of $12.1 million, and the cash impact of timing differences in the settlement of assets and liabilities of $15.0 million. Absent the cash used by Consolidated Funds to purchase securities into their investment portfolios, cash flow provided by operations was $15.2 million.
For the six months ended June 30, 2018, net cash used in operating activities totaled $7.3 million. Cash used in operating activities was primarily driven by net purchases of trading securities held in the underlying investment portfolio of the Consolidated Funds of $46.4 million and the payment of accrued incentive compensation of $6.9 million. These cash outflows were partially offset by net income of $27.8 million, the add back of share-based compensation of $4.1 million, depreciation of $0.6 million, and the cash impact of timing differences in the settlement of assets and liabilities of $13.5 million. Absent the cash used by Consolidated Funds to purchase securities into their investment portfolios, cash flow provided by operations would have been $33.1 million.
Cash Flows from Investing Activities
The Company’s cash flows from investing activities consist primarily of capital expenditures and purchases and redemptions in our investment portfolio.
Cash flows provided by investing activities totaled $6.9 million for the six months ended June 30, 2019. Cash flows provided by investing activity were primarily driven by proceeds from the sale of investments of $35.7 million. The cash inflows were partially offset by investments purchased of $6.0 million and property and equipment purchased of $0.1 million. The remaining change in reported cash flows from investing activities was attributable to $22.7 million in net cash that was removed from our balance sheet because we deconsolidated investment products during the period.
Cash flows used in investing activities totaled $2.4 million for the six months ended June 30, 2018. The Company purchased investments of $3.3 million and $0.6 million of property and equipment purchases during the period. These cash outflows were partially offset by proceeds from sale of investments of $1.5 million.
Cash Flows from Financing Activities
The Company’s cash flows from financing activities consist primarily of the payment of special dividends, the repurchase of its common shares, shares withheld related to employee tax withholding, and distributions to, or contributions from, redeemable noncontrolling interest holders.
For the six months ended June 30, 2019, net cash used in financing activities totaled $7.9 million, consisting of repurchases of the Company’s common shares of $15.7 million and the value of shares withheld related to employee tax withholding of $0.6 million, which were partially offset by net subscriptions received in the Consolidated Funds from redeemable noncontrolling interest holders of $8.4 million.
For the six months ended June 30, 2018, net cash provided by financing activities totaled $11.3 million, consisting of net subscriptions received in the Consolidated Funds from redeemable noncontrolling interest holders of $12.3 million, partially offset by the value of shares withheld related to employee tax withholding of $0.9 million.
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

The following table summarizes the condensed cash flows for the six months ended June 30, 2019, that are attributable to Diamond Hill Investment Group, Inc. and to the Consolidated Funds, and the related eliminations required in preparing the consolidated statements.

	Six Months Ended June 30, 2019
	Cash flow attributable to Diamond Hill Investment Group, Inc.	Cash flow attributable to Consolidated Funds	Eliminations	As reported on the Consolidated Statement of Cash Flows
Cash flows from Operating Activities:
Net Income	$30,127,794	$8,902,875	$(5,317,253)	$33,713,416
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	569,896	—	—	569,896
Share-based compensation	4,597,331	—	—	4,597,331
Net (gains)/losses on investments	(12,505,976)	(8,902,875)	5,317,253	(16,091,598)
Net change in securities held by Consolidated Funds	—	17,041,017	—	17,041,017
Other changes in assets and liabilities	(7,555,631)	(3,464,683)	—	(11,020,314)
Net cash provided by operating activities	15,233,414	13,576,334	—	28,809,748
Net cash provided by (used in) investing activities	28,873,174	(22,723,853)	750,748	6,900,069
Net cash provided by (used in) financing activities	(16,261,628)	9,147,519	(750,748)	(7,864,857)
Net change during the period	27,844,960	—	—	27,844,960
Cash and cash equivalents at beginning of period	84,430,059	—	—	84,430,059
Cash and cash equivalents at end of period	$112,275,019	$—	$—	$112,275,019

Use of Supplemental Data as Non-GAAP Performance Measure
As supplemental information, we are providing performance measures that are based on methodologies other than U.S. generally accepted accounting principles (“non-GAAP”). We believe the non-GAAP measures below are useful measures of our core business activities, are important metrics in estimating the value of an asset management business and may enable more appropriate comparison to our peers. These non-GAAP measures should not be a substitute for financial measures calculated in accordance with GAAP, and may be calculated differently by other companies. The following schedule reconciles GAAP measures to non-GAAP measures for the three and six months ended June 30, 2019 and 2018, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages and per share data)	2019	2018	2019	2018
Total revenue	$33,545	$35,928	$66,124	$73,710

Net operating income, GAAP basis	$12,080	$16,350	$23,214	$34,553
Non-GAAP adjustment:
Gains (losses) on deferred compensation plan investments, net(1)	1,283	456	3,695	(60)
Net operating income, as adjusted, non-GAAP basis(2)	13,363	16,806	26,909	34,493
Non-GAAP adjustment:
Tax provision on net operating income, as adjusted, non-GAAP basis(3)	(3,366)	(4,349)	(6,858)	(8,336)
Net operating income, as adjusted, after tax, non-GAAP basis(4)	$9,997	$12,457	$20,051	$26,157

Net operating income, as adjusted after tax per diluted share, non-GAAP basis(5)	$2.87	$3.54	$5.75	$7.46
Diluted weighted average shares outstanding, GAAP basis	3,478	3,520	3,487	3,505

Operating profit margin, GAAP basis	36%	46%	35%	47%
Operating profit margin, as adjusted, non-GAAP basis(6)	40%	47%	41%	47%
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

Critical Accounting Policies and Estimates
For a summary of the critical accounting policies important to understanding the condensed consolidated financial statements, please see Note 2, Significant Accounting Policies, in the condensed consolidated financial statements contained in Part I, Item 1 of this Form 10-Q, and Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2018 Annual Report, and Note 2, Significant Accounting Policies, in the 2018 Annual Report for further information.

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
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
During the quarter ended June 30, 2019, the Company did not sell any common shares that were not registered under the Securities Act of 1933. The following table sets forth information regarding the Company’s repurchase program of its common shares during the second quarter of fiscal year 2019:

Period	Total Number of Shares Purchased for Employee Tax Withholdings(a)	Total Number of Shares Purchased as part of Publicly Announced Program(b)	Average Price Paid Per Share Purchased Under the Program	Purchase Price of Shares Purchased Under the Program	Aggregate Purchase Price Yet To Be Purchased Under the Program
April 1, 2019 through April 30, 2019	4,300	—	$—	$—	$34,863,696
May 1, 2019 through May 31, 2019	—	26,461	$143.19	$3,789,068	$31,074,628
June 1, 2019 through June 30, 2019	—	28,489	$139.12	$3,963,504	$27,111,124
Total	4,300	54,950	$141.08	$7,752,572

(a)
The Company regularly withholds shares for tax payments due upon employee restricted stock vestings. During the quarter ended June 30, 2019, the Company purchased 4,300 shares for employee tax withholdings at an average price paid per share of $140.00.

(b)
The Company's current share repurchase program was announced on September 25, 2018. Our board of directors authorized management to repurchase up to $50,000,000 of the Company’s common shares in the open market and in private transactions in accordance with applicable securities laws. The Company’s share repurchase program will expire in September 2020.

The Company has entered into a Rule 10b5-1 repurchase plan in connection with its repurchase program.  This plan is intended to qualify for the safe harbor under Rule 10b5-1 of the Securities Exchange Act of 1934.  A Rule 10b5-1 plan allows a company to purchase its shares at times when it would not ordinarily be in the market due to its trading policies or the possession of material nonpublic information. Purchases may be made in the open market or through privately negotiated transactions.  Purchases in the open market will be made in compliance with Rule 10b-18 under the Exchange Act. Because the repurchases under the 10b5-1 plan are subject to specified parameters and certain price, timing and volume restraints specified in the plan, there is no guarantee as to the exact number of shares that will be repurchased, or that there will be any repurchases at all pursuant to the plan.

Through June 30, 2019, the Company has repurchased 154,065 of the Company's common shares under the repurchase program at a total cost of $22.9 million.

ITEM 3:	Defaults Upon Senior Securities
None

ITEM 4:	Mine Safety Disclosures
None

ITEM 5:	Other Information
None

ITEM 6:	Exhibits

3.1
Amended and Restated Articles of Incorporation of the Company (Incorporated by reference from Form 8-K Current Report for the event on May 2, 2002 filed with the SEC on May 7, 2002; File No. 000-24498.)

3.2	Certificate of Amendment by Shareholders to the Articles of Incorporation of the Company (Incorporated by reference from Form 8-K Current Report for the event on April 28, 2017; File No. 000-24498.)

3.3	Amended and Restated Code of Regulations of the Company (Incorporated by reference from Form 8-K Current Report, Exhibit 3.2, filed with the SEC on April 28, 2017; File No. 000-24498.)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Section 1350 Certifications. (Furnished herewith)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

DIAMOND HILL INVESTMENT GROUP, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DIAMOND HILL INVESTMENT GROUP, INC.

Date	Title	Signature

July 31, 2019	Chief Executive Officer and President	/s/ Christopher M. Bingaman
Christopher M. Bingaman

July 31, 2019	Chief Financial Officer and Treasurer	/s/ Thomas E. Line
Thomas E. Line