Form 10-Q
period 2019-09-30
DIAMOND HILL INVESTMENT GROUP INC
filed 2019-10-29
CIK 909108

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes:  ☐    No:  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	DHIL	The NASDAQ Stock Market LLC
The number of shares outstanding of the issuer’s common stock, as of October 29, 2019, is 3,384,158 shares.

DIAMOND HILL INVESTMENT GROUP, INC.

PART I:	FINANCIAL INFORMATION

ITEM 1:	Consolidated Financial Statements
Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	9/30/2019	12/31/2018
	(Unaudited)
ASSETS
Cash and cash equivalents	$118,113,741	$84,430,059
Investments	133,978,699	203,488,217
Accounts receivable	16,269,731	20,290,283
Prepaid expenses	2,941,894	2,372,712
Property and equipment, net of depreciation	6,018,420	3,680,472
Deferred taxes	12,388,377	11,466,100
Total assets	$289,710,862	$325,727,843
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$7,651,105	$15,561,491
Accrued incentive compensation	18,342,000	26,754,167
Income taxes payable	1,416,612	2,768,681
Deferred compensation	28,416,798	22,387,874
Total liabilities	55,826,515	67,472,213
Redeemable noncontrolling interest	10,662,345	62,679,687
Permanent Shareholders’ equity
Common stock, no par value: 7,000,000 shares authorized; 3,403,739 issued and outstanding at September 30, 2019 (inclusive of 235,144 unvested shares); 3,499,285 issued and outstanding at December 31, 2018 (inclusive of 211,575 unvested shares)	111,265,293	124,933,060
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred equity compensation	(22,239,482)	(22,008,054)
Retained earnings	134,196,191	92,650,937
Total permanent shareholders’ equity	223,222,002	195,575,943
Total liabilities and shareholders’ equity	$289,710,862	$325,727,843

Book value per share	$65.58	$55.89
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUES:
Investment advisory	$32,498,101	$34,928,205	$94,521,491	$103,085,767
Mutual fund administration, net	2,094,271	2,543,442	6,195,272	8,095,596
Total revenue	34,592,372	37,471,647	100,716,763	111,181,363
OPERATING EXPENSES:
Compensation and related costs	16,071,176	15,441,623	47,665,109	44,401,217
General and administrative	3,543,236	2,962,220	10,331,295	8,748,419
Sales and marketing	1,443,328	1,281,856	4,261,311	3,793,382
Mutual fund administration	778,093	870,103	2,488,809	2,769,009
Total operating expenses	21,835,833	20,555,802	64,746,524	59,712,027
NET OPERATING INCOME	12,756,539	16,915,845	35,970,239	51,469,336
Investment income, net	2,822,947	5,210,332	23,627,419	7,216,278
INCOME BEFORE TAXES	15,579,486	22,126,177	59,597,658	58,685,614
Income tax expense	(4,062,849)	(5,726,807)	(14,367,605)	(14,446,092)
NET INCOME	11,516,637	16,399,370	45,230,053	44,239,522
Net income attributable to redeemable noncontrolling interest	(99,177)	(1,191,317)	(3,684,799)	(1,671,640)
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$11,417,460	$15,208,053	$41,545,254	$42,567,882
Earnings per share attributable to common shareholders
Basic	$3.35	$4.31	$12.00	$12.12
Diluted	$3.35	$4.31	$12.00	$12.11
Weighted average shares outstanding
Basic	3,411,632	3,530,586	3,460,959	3,512,547
Diluted	3,411,632	3,532,346	3,461,159	3,514,517
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest (unaudited)

	Three Months Ended September 30, 2019
	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at June 30, 2019	3,443,464	$116,835,709	$(21,919,702)	$122,778,731	$217,694,738	$34,076,350
Issuance of restricted stock grants	23,219	3,207,195	(3,207,195)	—	—	—
Amortization of restricted stock grants	—	—	1,498,405	—	1,498,405	—
Issuance of common stock related to 401k plan match	4,551	628,465	—	—	628,465	—
Shares withheld related to employee tax withholding	(3,088)	(437,631)	—	—	(437,631)	—
Forfeiture of restricted stock grants	(7,200)	(1,389,010)	1,389,010	—	—	—
Repurchase of common stock	(57,207)	(7,579,435)	—	—	(7,579,435)	—
Net income	—	—	—	11,417,460	11,417,460	99,177
Net subscriptions of Consolidated Funds	—	—	—	—	—	538,128
Net deconsolidations of Company sponsored investments	—	—	—	—	—	(24,051,310)
Balance at September 30, 2019	3,403,739	$111,265,293	$(22,239,482)	$134,196,191	$223,222,002	$10,662,345

	Three Months Ended September 30, 2018
	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at June 30, 2018	3,532,634	$130,369,411	$(24,019,869)	$100,729,501	$207,079,043	$50,777,801
Issuance of restricted stock grants	2,300	380,397	(380,397)	—	—	—
Amortization of restricted stock grants	—	—	1,798,230	—	1,798,230	—
Issuance of common stock related to 401k plan match	3,239	591,232	—	—	591,232	—
Shares withheld related to employee tax withholding	(3,525)	(685,364)	—	—	(685,364)	—
Forfeiture of restricted stock grants	(500)	(99,830)	99,830	—	—	—
Net income	—	—	—	15,208,053	15,208,053	1,191,317
Net subscriptions of consolidated funds	—	—	—	—	—	8,745,575
Balance at September 30, 2018	3,534,148	$130,555,846	$(22,502,206)	$115,937,554	$223,991,194	$60,714,693

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest (unaudited) (Continued)

	Nine Months Ended September 30, 2019
	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at December 31, 2018	3,499,285	$124,933,060	$(22,008,054)	$92,650,937	$195,575,943	$62,679,687
Issuance of restricted stock grants	52,269	7,233,016	(7,233,016)	—	—	—
Amortization of restricted stock grants	—	—	4,874,121	—	4,874,121	—
Issuance of stock grants	24,048	3,655,296	—	—	3,655,296	—
Issuance of common stock related to 401k plan match	13,027	1,850,080	—	—	1,850,080	—
Shares withheld related to employee tax withholding	(7,388)	(1,039,631)	—	—	(1,039,631)	—
Forfeiture of restricted stock grants	(11,700)	(2,127,467)	2,127,467	—	—	—
Repurchase of common stock	(165,802)	(23,239,061)	—	—	(23,239,061)	—
Net income	—	—	—	41,545,254	41,545,254	3,684,799
Net subscriptions of Consolidated Funds	—	—	—	—	—	5,689,957
Net deconsolidations of Company sponsored investments	—	—	—	—	—	(61,392,098)
Balance at September 30, 2019	3,403,739	$111,265,293	$(22,239,482)	$134,196,191	$223,222,002	$10,662,345

	Nine Months Ended September 30, 2018
	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at December 31, 2017	3,470,428	$118,209,111	$(19,134,963)	$73,369,672	$172,443,820	$20,076,806
Issuance of restricted stock grants	63,950	12,298,334	(12,298,334)	—	—	—
Amortization of restricted stock grants	—	—	4,814,465	—	4,814,465	—
Issuance of stock grants	20,153	4,109,197	—	—	4,109,197	—
Issuance of common stock related to 401k plan match	8,481	1,658,358	—	—	1,658,358	—
Shares withheld related to employee tax withholding	(7,964)	(1,602,528)	—	—	(1,602,528)	—
Forfeiture of restricted stock grants	(20,900)	(4,116,626)	4,116,626	—	—	—
Net income	—	—	—	42,567,882	42,567,882	1,671,640
Net subscriptions of consolidated funds	—	—	—	—	—	22,521,607
Net consolidations of Company sponsored investments	—	—	—	—	—	16,444,640
Balance at September 30, 2018	3,534,148	$130,555,846	$(22,502,206)	$115,937,554	$223,991,194	$60,714,693
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$45,230,053	$44,239,522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	892,463	868,243
Share-based compensation	6,724,201	6,472,823
Increase in accounts receivable	(4,067,885)	(90,525)
(Decrease) increase in current income taxes payable	(1,352,069)	4,755,773
Change in deferred income taxes	(922,277)	(1,709,775)
Net gains on investments	(17,465,565)	(3,184,197)
Net change in securities held by Consolidated Funds	10,149,201	(47,246,344)
(Decrease) increase in accrued incentive compensation	(4,756,871)	321,697
Increase in deferred compensation	6,028,924	4,951,871
Other changes in assets and liabilities	(388,751)	252,238
Net cash provided by operating activities	40,071,424	9,631,326
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(609,836)	(699,917)
Purchases of Company sponsored investments	(10,955,556)	(4,362,077)
Proceeds from sale of Company sponsored investments	43,245,298	1,789,359
Net cash on deconsolidation of Company sponsored investments	(22,723,853)	—
Net cash provided by (used in) investing activities	8,956,053	(3,272,635)
CASH FLOWS FROM FINANCING ACTIVITIES:
Value of shares withheld related to employee tax withholding	(1,039,631)	(1,602,528)
Net subscriptions received from redeemable noncontrolling interest holders	8,934,897	19,261,162
Repurchase of common stock	(23,239,061)	—
Net cash (used in) provided by financing activities	(15,343,795)	17,658,634
CASH AND CASH EQUIVALENTS
Net change during the period	33,683,682	24,017,325
At beginning of period	84,430,059	76,602,108
At end of period	$118,113,741	$100,619,433
Supplemental cash flow information:
Income taxes paid	$16,641,951	$11,400,094
Supplemental disclosure of non-cash transactions:
Common stock issued as incentive compensation	$3,655,296	$4,109,197
Charitable donation of corporate investments	—	1,989,803
Net (redemptions) subscriptions of ETF shares for marketable securities	(3,244,940)	3,260,445

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Notes to Consolidated Financial Statements (unaudited)
Note 1 Business and Organization
Diamond Hill Investment Group, Inc. (the "Company"), an Ohio corporation, derives its consolidated revenues and net income from investment advisory and fund administration services.
Diamond Hill Capital Management, Inc. ("DHCM"), an Ohio corporation, is a wholly owned subsidiary of the Company and a registered investment adviser. DHCM is the investment adviser to the Diamond Hill Funds (the "Funds"), a series of open-end mutual funds, a private investment fund, and other separately managed accounts. DHCM is also administrator for the Funds.
Note 2 Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of September 30, 2019 and December 31, 2018, and for the three- and nine-month periods ended September 30, 2019 and 2018, for Diamond Hill Investment Group, Inc. and its subsidiaries (referred to in these notes to the condensed consolidated financial statements as "the Company," "management," "we," "us," and "our") have been prepared in accordance with United States generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (the "SEC") Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair statement of the financial condition and results of operations at the dates and for the interim periods presented have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for any full fiscal year. These unaudited condensed consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the "2018 Annual Report") as filed with the SEC.
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
The Company holds certain investments in the Funds, and previously held an investment in an exchange traded fund (the "ETF") advised by the Company, for general corporate investment purposes, to provide seed capital for newly formed strategies or to add capital to existing strategies. The Funds are organized in a series fund structure in which there are multiple mutual funds within one Trust. The Trust is an open-end investment company registered under the Investment Company Act of 1940, as amended (the"1940 Act"). The ETF was an individual series of ETF Series Solutions which was also an open-end investment company registered under the 1940 Act. The ETF liquidated and its assets were distributed to its shareholders on April 5, 2019. Each of the individual mutual funds represents (and the ETF represented) a separate share class of a legal entity organized under the Trust. The Company performs its analysis at the individual mutual fund and ETF level and has concluded the mutual funds are, and the ETF was, voting rights entities ("VREs") because the structure of the investment product is such that the shareholders are deemed to have the power through voting rights to direct the activities that most significantly impact the entity's economic performance. To the extent material, these investment products are consolidated if Company ownership, directly or indirectly, represents a majority interest (greater than 50%). The Company records redeemable noncontrolling interests in consolidated investments for which the Company's ownership is less than 100%. The Company has consolidated the Diamond Hill International Fund and the Diamond Hill Global Fund (collectively the "Consolidated Funds") as of September 30, 2019. The Company deconsolidated the ETF, the Diamond Hill Core Bond Fund and the Diamond Hill High Yield Fund during the nine months ended September 30, 2019, as the Company's ownership declined to less than 50%.
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
Segment Information
Management has determined that the Company operates in one business segment, providing investment management and administration services to mutual funds, separately managed accounts, and a private investment fund. Therefore, no disclosures relating to operating segments are presented in the Company's annual or interim financial statements.
Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and money market mutual funds held by DHCM.
Accounts Receivable
Accounts receivable are recorded when they are due and are presented on the balance sheet net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of the individual or entity that owes the receivable. No allowance for doubtful accounts was deemed necessary at September 30, 2019 or December 31, 2018. Accounts receivable from the Funds were $9.9 million as of September 30, 2019 and $9.4 million as of December 31, 2018.
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
Revenue earned during the three months ended September 30, 2019 and 2018 under contracts with clients include:

	Three Months Ended September 30, 2019
	Investment advisory	Mutual fund administration, net	Total revenue
Proprietary funds	$24,178,440	$2,094,271	$26,272,711
Sub-advised funds and separately managed accounts	8,319,661	—	8,319,661
	$32,498,101	$2,094,271	$34,592,372

	Three Months Ended September 30, 2018
	Investment advisory	Mutual fund administration, net	Total revenue
Proprietary funds	$26,864,835	$2,543,442	$29,408,277
Sub-advised funds and separately managed accounts	8,063,370	—	8,063,370
	$34,928,205	$2,543,442	$37,471,647
Revenue earned during the nine months ended September 30, 2019 and 2018 under contracts with clients include:

	Nine Months Ended September 30, 2019
	Investment advisory	Mutual fund administration, net	Total revenue
Proprietary funds	$72,093,686	$6,195,272	$78,288,958
Sub-advised funds and separately managed accounts	22,427,805	—	22,427,805
	$94,521,491	$6,195,272	$100,716,763

	Nine Months Ended September 30, 2018
	Investment advisory	Mutual fund administration, net	Total revenue
Proprietary funds	$80,464,941	$8,095,596	$88,560,537
Sub-advised funds and separately managed accounts	22,620,826	—	22,620,826
	$103,085,767	$8,095,596	$111,181,363

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
Revenue Recognition – Variable Rate Fees
The Company manages certain client accounts that provide for variable rate fees. These fees are calculated based on client investment results over rolling 5-year periods. The Company records variable rate fees at the end of the contract measurement period because the variable fees earned are constrained based on movements in the financial markets. During the three and nine months ended September 30, 2019, the Company recorded $0.9 million in variable rate fees. During the three and nine months ended September 30, 2018, the Company recorded $0.6 million in variable rate fees. The table below shows AUM subject to variable rate fees and the amount of variable rate fees that would be recognized based upon investment results as of September 30, 2019:

	As of September 30, 2019
	AUM subject to variable rate fees	Unearned variable rate fees
Contractual Period Ending:
Quarter Ending December 31, 2019	$62,831,955	$612,273
Quarter Ending March 31, 2020	13,476,137	—
Quarter Ending September 30, 2020	37,469,889	179,474
Quarter Ending September 30, 2021	284,414,344	6,328,189
Total	$398,192,325	$7,119,936

The contractual end dates highlight the time remaining until the variable rate fees are scheduled to be earned. The amount of variable rate fees that would be recognized based upon investment results as of September 30, 2019, will increase or decrease based on future client investment results through the contractual period end. There can be no assurance that the unearned amounts will ultimately be earned.
Revenue Recognition – Mutual Fund Administration
DHCM has an administrative and transfer agency services agreement with the Funds under which DHCM performs certain services for each Fund. These services include performance obligations, such as mutual fund administration, fund accounting, transfer agency, and other related functions. These services are performed concurrently under our agreement with the Funds, all performance obligations to provide these administrative services are satisfied over time, and the Company recognizes revenue as time passes. For performing these services each Fund pays DHCM a fee, which is calculated using an annual rate times the average daily net assets of each respective share class. These fees are thereby constrained and represent variable consideration, and are excluded from revenue until the AUM on which we bill the Funds is no longer subject to market fluctuations.

The Funds have selected and contractually engaged certain vendors to fulfill various services to benefit the Funds’ shareholders or to satisfy regulatory requirements of the Funds. These services include, among others, required shareholder mailings, federal and state registrations, and legal and audit services. DHCM, in fulfilling a portion of its role under the administration agreement with the Funds, acts as agent to pay these obligations of the Funds. Each vendor is independently responsible for fulfillment of the services it has been engaged to provide and negotiates its fees and terms directly with the management and board of trustees of the Funds. The fee that each Fund pays to DHCM is reviewed annually by the Funds’ board of trustees and specifically takes into account the contractual expenses that DHCM pays on behalf of the Funds. As a result, DHCM is not involved in the delivery or pricing of these services, and bears no risk related to these services. Revenue has been recorded net of these Fund related expenses. In addition, DHCM advances the upfront commissions that are paid to brokers who sell Class C shares of the Funds. These advances are capitalized and amortized over 12 months to correspond with the repayments DHCM receives from the principal underwriter to recoup this commission advancement.
Mutual fund administration gross and net revenue are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Mutual fund administration:
Administration revenue, gross	$5,677,414	$6,169,984	$16,599,581	$18,771,040
Fund related expense	(3,589,273)	(3,638,618)	(10,430,419)	(10,702,498)
Revenue, net of related expenses	2,088,141	2,531,366	6,169,162	8,068,542
DHCM C-Share financing:
Broker commission advance repayments	57,908	84,248	176,901	264,107
Broker commission amortization	(51,778)	(72,172)	(150,791)	(237,053)
Financing activity, net	6,130	12,076	26,110	27,054
Mutual fund administration revenue, net	$2,094,271	$2,543,442	$6,195,272	$8,095,596

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
Note 3 Investments
The following table summarizes the carrying value of these investments as of September 30, 2019 and December 31, 2018:

	As of
	September 30, 2019	December 31, 2018
Fair value investments:
Securities held in Consolidated Funds(a)	$29,635,079	$153,730,480
Company sponsored investments	43,200,396	33,418,088
Company sponsored equity method investments	61,143,224	16,339,649
Total Investments	$133,978,699	$203,488,217

(a) Of the securities held in the Consolidated Funds as of September 30, 2019, $18.8 million were held directly by the Company and $10.8 million were held by noncontrolling shareholders. Of the securities held in the Consolidated Funds as of December 31, 2018, $84.7 million were held directly by the Company and $69.0 million were held by noncontrolling shareholders.

The Company deconsolidated the ETF, Diamond Hill Core Bond Fund and the Diamond Hill High Yield Fund during the nine months ended September 30, 2019. The ETF liquidated and its assets were distributed to its shareholders on April 5, 2019.

As of September 30, 2019, our equity method investments consisted of the Diamond Hill Research Opportunities Fund and the Diamond Hill Core Bond Fund, and our ownership percentage in each of these investments was 22% and 38%, respectively. During the first half of 2019 there were periods of time where our ownership in the Diamond Hill International Equity Fund, L.P. and the Diamond Hill High Yield Fund was between 20% and 50% thus, a portion of their income is included in the table below for the nine months ended September 30, 2019.

The following table includes the condensed summary financial information from the Company's equity method investments as of and for the periods ended September 30, 2019:

		As of
		September 30, 2019
Total assets		$236,700,619
Total liabilities		41,168,623
Net assets		195,531,996
DHCM's portion of net assets		61,143,224

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2019	September 30, 2019
Investment income	$962,281	$4,148,489
Expenses	345,111	955,320
Net realized gains	858,741	5,243,737
Net change in unrealized appreciation	1,719,459	11,782,498
Net income	3,195,370	20,219,404
DHCM's portion of net income	1,196,750	7,014,994

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
The following table summarizes investments that are recognized in our consolidated balance sheet using fair value measurements (excluding investments classified as equity method investments) determined based upon the differing levels as of September 30, 2019:

	Level 1	Level 2	Level 3	Total
Cash equivalents (money market mutual funds)	$116,193,674	$—	$—	$116,193,674
Fair value investments
Securities held in Consolidated Funds(a)	15,480,312	14,154,767	—	$29,635,079
Company sponsored investments	43,200,396	—	—	$43,200,396
(a) Of the securities held in the Consolidated Funds as of September 30, 2019, $18.8 million were held directly by the Company and $10.8 million were held by noncontrolling shareholders.
The Company determines transfers between fair value hierarchy levels at the end of the reporting period. There were no transfers in or out of the levels during the nine months ended September 30, 2019.
Changes to fair values of the investments are recorded in the Company’s consolidated statements of income as investment income (loss), net.
Note 5 Line of Credit
The Company has a committed Line of Credit Agreement (the "Credit Agreement") with a commercial bank that matures on December 27, 2019 and permits the Company to borrow up to $25.0 million. Borrowings under the Credit Agreement bear interest at a rate equal to LIBOR plus 1.00%. The Company pays a commitment fee on the unused portion of the facility, accruing at a rate per annum of 0.10%.
The Company has not borrowed under the Credit Agreement as of and for the period ended September 30, 2019.
The proceeds of the Credit Agreement may be used by the Company and its subsidiaries for ongoing working capital needs, to seed new and existing investment strategies, and for other general corporate purposes. The Credit Agreement contains representations, warranties and covenants that are customary for agreements of this type.
Note 6 Compensation Plans
Share-Based Payment Transactions
The Company issues restricted stock awards under its 2014 Equity and Cash Incentive Plan (the "2014 Plan"). Restricted stock awards represent common shares issued and outstanding upon grant subject to vesting restrictions. The following table represents a roll-forward of outstanding restricted stock and related activity during the nine months ended September 30, 2019:

	Shares	Weighted-Average Grant Date Price per Share
Outstanding restricted stock as of December 31, 2018	214,575	$177.22
Grants issued	49,269	146.81
Grants vested	(17,000)	126.13
Grants forfeited	(11,700)	181.83
Total outstanding restricted stock as of September 30, 2019	235,144	$174.44

As of September 30, 2019, there were 230,242 common shares available for awards under the 2014 Plan.
Total deferred equity compensation related to unvested restricted stock was $22.2 million as of September 30, 2019. Compensation expense related to restricted stock is calculated based upon the fair market value of the common shares on grant date. The Company's policy is to adjust compensation expense for forfeitures as they occur. The recognition of compensation expense related to deferred compensation over the remaining vesting periods is as follows:

Three Months Remaining In
2019	2020	2021	2022	2023	Thereafter	Total
$1,888,550	$6,533,106	$5,252,547	$4,270,399	$2,174,456	$2,120,424	$22,239,482

Stock Grant Transactions
The following table represents common shares issued as part of our incentive compensation program during the nine months ended September 30, 2019 and 2018:

	Shares Issued	Grant Date Value
September 30, 2019	24,048	$3,655,296
September 30, 2018	20,153	$4,109,197

Deferred Compensation Plans
The Company offers two deferred compensation plans, the Diamond Hill Fixed Term Deferred Compensation Plan and the Diamond Hill Variable Term Deferred Compensation Plan (collectively the “Plans”). Under the Plans, participants may elect to voluntarily defer, for a minimum of five years, certain incentive compensation, which the Company then contributes into the Plans. Each participant is responsible for designating investment options for assets they contribute, and the distribution paid to each participant reflects any gains or losses on the assets realized while in the Plans. Assets held in the Plans are included in the Company’s investment portfolio, and the associated obligation to participants is included in deferred compensation liability. Deferred compensation liability was $28.4 million and $22.4 million as of September 30, 2019 and December 31, 2018, respectively.
Note 7 Operating Lease
The Company currently leases office space of approximately 37,829 square feet at one location.
In February 2016, the FASB issued ASU 2016-02, "Leases", which, among other things, requires lessees to recognize most leases on-balance sheet. The Company adopted this ASU on its effective date, January 1, 2019, using a modified retrospective approach without restating prior comparative periods. Upon implementation, the Company recorded a right-of use asset of approximately $2.9 million, which includes the lease liability amount less deferred rent liabilities and lease incentives received, and a lease liability of approximately $3.6 million related to our office lease. As of September 30, 2019, the carrying value of the right-of use asset, which is included in property and equipment, net of deferred rent on the consolidated balance sheets, was approximately $2.6 million. As of September 30, 2019, the carrying value of the lease liability, which is included in accounts payable and accrued expenses on the consolidated balance sheets, was approximately $3.2 million. The adoption of this ASU had no impact on our consolidated statements of income and cash flows and there was no cumulative-effect adjustment required to opening retained earnings.

The following table summarizes the total lease and operating expenses for the three and nine months ended September 30, 2019 and 2018:

	September 30, 2019	September 30, 2018
Three Months Ended	$239,838	$238,014
Nine Months Ended	$731,366	$732,318
The approximate future minimum lease payments under the operating lease are as follows:

Future Minimum Lease Payments
Three Months Remaining In
2019	2020	2021	2022	2023	Thereafter	Total
$146,587	$614,721	$624,179	$624,179	$624,179	$780,223	$3,414,068

In addition to the above lease payments, the Company is also responsible for normal operating expenses of the leased property. These operating expenses were approximately $0.4 million in 2018, and are expected to be approximately the same in 2019.
Note 8 Income Taxes
The Company has determined its interim tax provision projecting an estimated annual effective tax rate.
For the nine months ended September 30, 2019, the Company recorded income tax expense of $14.4 million, yielding an effective tax rate of 24.1%. The effective tax rate of 24.1% differed from the federal statutory tax rate of 21% due primarily to the additional income tax expense recorded in the state and city jurisdictions in which we do business, including new jurisdictions in which we are filing in 2019. This was partially offset by the benefit attributable to redeemable noncontrolling interests. The provision for income taxes includes a benefit attributable to the fact that the Company's operations include the Consolidated Funds which are not subject to federal income taxes. Accordingly, a portion of the Company's earnings are not subject to corporate tax levels. Absent the benefit attributable to redeemable noncontrolling interests, the effective tax rate ("unconsolidated effective tax rate") would have been 25.7%.
For the nine months ended September 30, 2018, the Company recorded income tax expense of $14.4 million, yielding an effective tax rate of 24.6%. The effective tax rate of 24.6% differed from the federal statutory tax rate of 21% due primarily to the additional income tax expense recorded in the state and city jurisdictions in which we do business, including new jurisdictions in which we filed in 2018, which was partially offset by $0.7 million of excess tax benefits from the vesting of stock awards and the benefit attributable to redeemable noncontrolling interests. The provision for income taxes includes a benefit attributable to the fact that the Company's operations include the Consolidated Funds which are not subject to federal income taxes. Accordingly, a portion of the Company's earnings are not subject to corporate tax levels. Absent the benefit attributable to redeemable noncontrolling interests, the effective tax rate ("unconsolidated effective tax rate") would have been 25.3%.
The net temporary differences incurred to date will reverse in future periods as the Company generates taxable earnings. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets recorded. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2019 and December 31, 2018, no valuation allowance was deemed necessary.
FASB ASC 740, Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company recognizes tax benefits related to positions taken, or expected to be taken, on its tax returns, only if the positions are "more-likely-than-not" sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its financial statements.

During the nine months ended September 30, 2019, the Company completed our open examination for tax years 2014 through 2016 with the New York State Department of Finance and Taxation. During the period the Company also filed a Voluntary Disclosure Agreement with the New York City Department of Finance. The Company remains under audit with the California Franchise Tax Board for the Company's 2015 and 2016 tax years.
The outcome of open examinations is not expected to have a material impact on the Company's financial statements. The Company believes that some of these audits and negotiations will conclude within the next 12 months and that any change in the amount of uncertain tax positions, including interest due to the settlement of audits, would be immaterial.
The amount of uncertain tax positions as of September 30, 2019, which would impact the Company’s effective tax rate if recognized and a reconciliation of the beginning and ending amounts of uncertain tax positions, is as follows:

Nine Months Ended September 30, 2019
Uncertain tax positions, as of January 1, 2019	$2,982,337
Gross addition for tax positions of the current year	—
Gross additions for tax positions of prior years	—
Reductions of tax positions of prior years for:
Lapses of applicable statutes of limitations	—
Settlements during the period	(2,331,711)
Changes in judgment/excess reserve	10,241
Uncertain tax positions, as of September 30, 2019	$660,867

The Company did not recognize additional interest and penalties during the nine months ended September 30, 2019, related to uncertain tax positions.
Note 9 Earnings Per Share
The Company’s common shares outstanding consist of all shares issued and outstanding, including unvested restricted shares. Basic and diluted EPS are calculated under the two-class method. Restricted stock units are considered dilutive. The following table sets forth the computation for basic and diluted EPS and reconciliation between basic and diluted shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Income	$11,516,637	$16,399,370	$45,230,053	$44,239,522
Less: Net income attributable to redeemable noncontrolling interest	(99,177)	(1,191,317)	(3,684,799)	(1,671,640)
Net income attributable to common shareholders	$11,417,460	$15,208,053	$41,545,254	$42,567,882

Weighted average number of outstanding shares - Basic	3,411,632	3,530,586	3,460,959	3,512,547
Dilutive impact of restricted stock units	—	1,760	200	1,970
Weighted average number of outstanding shares - Diluted	3,411,632	3,532,346	3,461,159	3,514,517

Earnings per share attributable to common shareholders
Basic	$3.35	$4.31	$12.00	$12.12
Diluted	$3.35	$4.31	$12.00	$12.11

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
Additionally, in the normal course of business, the Company enters into agreements that contain a variety of representations and warranties and which provide general indemnification obligations. Certain agreements do not contain any limits on the Company’s liability and could involve future claims that may be made against the Company that have not yet occurred. Therefore, it is not possible to estimate the Company’s potential liability under these indemnities. Further, the Company maintains insurance policies that may provide coverage against certain of these liabilities.

Note 11 Subsequent Event
On October 29, 2019, the Company’s board of directors approved a special cash dividend of $9.00 per share payable December 10, 2019 to shareholders of record on December 2, 2019. This dividend will reduce shareholders' equity by approximately $30.5 million.

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
General
The Company derives its consolidated revenue and net income from investment advisory and fund administration services provided by DHCM. DHCM is registered with the SEC as an investment adviser under the 1940 Act. DHCM sponsors, distributes, and provides investment advisory and related services to various clients through the Funds, separately managed accounts, and DHIP.
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
Our revenues are highly dependent on both the value and composition of AUM. The following is a summary of our AUM by product and investment objective, and a roll-forward of the change in AUM, for the three and nine months ended September 30, 2019 and 2018:

	Assets Under Management
	As of September 30,
(in millions, except percentages)	2019	2018	% Change
Proprietary funds	$15,320	$16,148	(5)%
Sub-advised funds	1,850	1,595	16%
Separately managed accounts	5,033	4,886	3%
Total AUM	$22,203	$22,629	(2)%

	Assets Under Management by Investment Strategy
	As of September 30,
(in millions, except percentages)	2019	2018	% Change
Small Cap	$793	$1,452	(45)%
Small-Mid Cap	3,081	3,419	(10)%
Mid Cap	480	135	256%
Large Cap	11,609	11,654	—%
All Cap Select	505	503	—%
Long-Short	3,582	4,281	(16)%
Global/International	29	19	53%
Short Duration Fixed Income	738	490	51%
Core Fixed Income	294	53	455%
Long Duration Fixed Income	54	25	NM
Corporate Credit	1,074	773	39%
High Yield	123	54	128%
(Less: Investments in affiliated funds)(a)	(159)	(229)	(31)%
Total AUM	$22,203	$22,629	(2)%
(a) Certain of the Funds own shares of the Diamond Hill Short Duration Total Return Fund. The Company reduces its total AUM by these investments held in this affiliated fund.

	Change in Assets Under Management
	For the Three Months Ended September 30,
(in millions)	2019	2018
AUM at beginning of the period	$21,612	$21,827
Net cash inflows (outflows)
proprietary funds	327	(158)
sub-advised funds	50	(130)
separately managed accounts	(45)	(82)
	332	(370)
Net market appreciation and income	259	1,172
Increase during the period	591	802
AUM at end of the period	$22,203	$22,629

	Change in Assets Under Management
	For the Nine Months Ended September 30,
(in millions)	2019	2018
AUM at beginning of the period	$19,108	$22,317
Net cash inflows (outflows)
proprietary funds	(488)	(332)
sub-advised funds	185	(3)
separately managed accounts	(216)	(171)
	(519)	(506)
Net market appreciation and income	3,614	818
Increase during the period	3,095	312
AUM at end of the period	$22,203	$22,629

Consolidated Results of Operations
The following is a discussion of our consolidated results of operations.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except per share amounts and percentages)	2019	2018	% Change	2019	2018	% Change
Total revenue	$34,592	$37,472	(8)%	$100,717	$111,181	(9)%
Net operating income	$12,757	$16,916	(25)%	$35,970	$51,469	(30)%
Net operating income, as adjusted(a)	$13,114	$17,899	(27)%	$40,022	$52,392	(24)%
Net income attributable to common shareholders	$11,417	$15,208	(25)%	$41,545	$42,568	(2)%
Earnings per share attributable to common shareholders (diluted)	$3.35	$4.31	(22)%	$12.00	$12.11	(1)%
Operating profit margin	37%	45%		36%	46%
Operating profit margin, as adjusted(a)	38%	48%		40%	47%
(a) Net operating income, as adjusted, and operating profit margin, as adjusted, are non-GAAP performance measurements. See the "Use of Supplemental Data as Non-GAAP Performance Measure" section within this report.
Three Months Ended September 30, 2019 compared with Three Months Ended September 30, 2018
The Company generated net income attributable to common shareholders of $11.4 million ($3.35 per diluted share) for the three months ended September 30, 2019, compared with net income attributable to common shareholders of $15.2 million ($4.31 per diluted share) for the three months ended September 30, 2018. Revenue decreased $2.9 million period over period, primarily due to a decrease in average AUM and a decrease in the average advisory fee rate. Operating expenses increased period over period by $1.3 million, primarily related to increases in compensation expense and general and administrative expenses. The Company had $2.8 million in investment income due to market appreciation for the three months ended September 30, 2019, compared to investment income of $5.2 million for the three months ended September 30, 2018.
Income tax expense decreased $1.7 million from the three months ended September 30, 2018, to the three months ended September 30, 2019, due primarily to the reduction of pretax income period over period. The effective tax rate of 26.1% differed from the federal statutory tax rate of 21% due primarily to the additional income tax expense recorded in the state and city jurisdictions in which we do business. This is partially offset by the benefit attributable to redeemable noncontrolling interests. The provision for income taxes includes a benefit attributable to the fact that the Company's operations include the Consolidated Funds which are not subject to federal income taxes. Accordingly, a portion of the Company's earnings are not subject to corporate tax levels. Absent the benefit attributable to redeemable noncontrolling interests, the effective tax rate ("unconsolidated effective tax rate") would have been 26.2%.
Operating profit margin was 37% for the three months ended September 30, 2019 and 45% for the three months ended September 30, 2018. Operating profit margin, as adjusted, decreased to 38% for the three months ended September 30, 2019 from 48% for the three months ended September 30, 2018. We expect that our operating margin may fluctuate from period-to-period based on various factors, including revenues; investment results; employee performance; staffing levels; gains and losses on investments held in deferred compensation plans; and development of investment strategies, products, or channels. Our portfolio managers are compensated based on long-term performance, so when revenues and long-term performance are misaligned, our operating margins can fluctuate materially.
See "Use of Supplemental Data as Non-GAAP Performance Measure" section within this report.
Revenue

	Three Months Ended September 30,
(in thousands, except percentages)	2019	2018	% Change
Investment advisory	$32,498	$34,928	(7)%
Mutual fund administration, net	2,094	2,544	(18)%
Total	$34,592	$37,472	(8)%
Investment Advisory Fees. Investment advisory fees decreased $2.4 million, or 7%, from the three months ended September 30, 2018, to the three months ended September 30, 2019. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates, which vary by investment product. The decrease in investment advisory fees was primarily due to a decrease of 3% in average AUM quarter over quarter and a decrease of three basis points in the average advisory fee rate from 0.62% for the three months ended September 30, 2018 to 0.59% for the three months ended September 30, 2019. The decrease in average advisory fee rate was driven by an increase in the mix of assets held in lower fee rate strategies during the three months ended September 30, 2019, compared to the three months ended September 30, 2018.
Mutual Fund Administration Fees. Mutual fund administration fees decreased $0.4 million, or 18%, from the three months ended September 30, 2018, to the three months ended September 30, 2019. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of average Funds' AUM. The decrease was primarily due to a 6% decrease in average Funds' AUM from the three months ended September 30, 2018, to the three months ended September 30, 2019 along with an increase in administrative expenses paid on behalf of the Funds.

Expenses

	Three Months Ended September 30,
(in thousands, except percentages)	2019	2018	% Change
Compensation and related costs, excluding deferred compensation expense	$15,714	$14,459	9%
Deferred compensation expense	357	983	(64)%
General and administrative	3,543	2,962	20%
Sales and marketing	1,443	1,282	13%
Mutual fund administration	779	870	(10)%
Total	$21,836	$20,556	6%
Compensation and Related Costs, Excluding Deferred Compensation Expense. Employee compensation and benefits increased by $1.3 million, or 9%, from the three months ended September 30, 2018, compared to the three months ended September 30, 2019. This increase was primarily due to an increase in incentive compensation of $1.1 million and an increase in salary and related benefits of $0.5 million, partially offset by a decrease in restricted stock expense of $0.3 million. Incentive compensation expense can fluctuate significantly period over period as we evaluate investment performance, individual performance, Company performance and other factors.
Deferred Compensation Expense. Deferred compensation expense decreased by $0.6 million from the three months ended September 30, 2018, to the three months ended September 30, 2019. The gain on deferred compensation plan investments increases the deferred compensation expense included in operating income. Deferred compensation expense is offset by an equal amount in investment income below net operating income on the consolidated statements of income, and thus has no impact on net income attributable to the Company.
General and Administrative. General and administrative expenses increased by $0.6 million, or 20%, from the three months ended September 30, 2018, to the three months ended September 30, 2019. This increase was due primarily to corporate recruiting fees of $0.4 million and an increase in IT software expense of $0.2 million.
Sales and Marketing. Sales and marketing expenses increased by $0.2 million from the three months ended September 30, 2018, to the three months ended September 30, 2019. The increase was primarily due to our branding and public relations initiatives, which were primarily focused on our fixed income strategies, and additional sales data costs.
Mutual Fund Administration. Mutual fund administration expenses decreased by $0.1 million, or 10%, from the three months ended September 30, 2018, to the three months ended September 30, 2019. Mutual fund administration expenses consist of both variable and fixed expenses. The variable expenses are based on Fund AUM and the number of shareholder accounts. The decrease was primarily due to a 6% decrease in average Funds' AUM from the three months ended September 30, 2018, to the three months ended September 30, 2019.

Nine Months Ended September 30, 2019 compared with Nine Months Ended September 30, 2018
The Company generated net income attributable to common shareholders of $41.5 million ($12.00 per diluted share) for the nine months ended September 30, 2019, compared with net income attributable to common shareholders of $42.6 million ($12.11 per diluted share) for the nine months ended September 30, 2018. Revenue decreased $10.5 million period over period, primarily due to decreases in average AUM and in the average advisory fee rate. Operating expenses increased $5.0 million, primarily due to increases in compensation expense and general and administrative costs. The Company had $23.6 million in investment income due to market appreciation for the nine months ended September 30, 2019, compared to investment income of $7.2 million for the nine months ended September 30, 2018.
Income tax expense remained flat from the nine months ended September 30, 2018, to the nine months ended September 30, 2019. This was due to an increase in pretax income which was offset by a decrease of the Company's effective tax rate from 24.6% to 24.1%. The effective tax rate of 24.1% differed from the federal statutory tax rate of 21% due primarily to the additional income tax expense recorded in the state and city jurisdictions in which we do business. This is partially offset by the benefit attributable to redeemable noncontrolling interests. The provision for income taxes includes a benefit attributable to the fact that the Company's operations include the Consolidated Funds which are not subject to federal income taxes. Accordingly, a portion of the Company's earnings are not subject to corporate tax levels. Absent the benefit attributable to redeemable noncontrolling interests, the effective tax rate would have been 25.7%.
Operating profit margin was 36% for the nine months ended September 30, 2019, and 46% for the nine months ended September 30, 2018. Operating profit margin, as adjusted, was 40% for the nine months ended September 30, 2019 and 47% for the nine months ended September 30, 2018. We expect that our operating margin will fluctuate from period to period based on various factors, including revenues; investment results; employee performance; staffing levels; gains and losses on investments held in deferred compensation plans; and development of investment strategies, products, or channels. Our portfolio managers are compensated based on long-term performance, so when revenues and long-term performance are misaligned, our operating margins can fluctuate materially.

See "Use of Supplemental Data as Non-GAAP Performance Measure" section within this report.
Revenue

	Nine Months Ended September 30,
(in thousands, except percentages)	2019	2018	% Change
Investment advisory	$94,521	$103,086	(8)%
Mutual fund administration, net	6,196	8,095	(23)%
Total	$100,717	$111,181	(9)%
Investment Advisory Fees. Investment advisory fees decreased $8.6 million, or 8%, from the nine months ended September 30, 2018, to the nine months ended September 30, 2019. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates, which vary by investment product. The decrease in investment advisory fees was primarily due to decreases of 5% in average AUM period over period and a decrease of three basis points in the average advisory fee rate from 0.62% for the nine months ended September 30, 2018, to 0.59% for the nine months ended September 30, 2019. The decrease in average advisory fee rate was driven by an increase in the mix of assets held in lower fee rate strategies during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018.
Mutual Fund Administration Fees. Mutual fund administration fees decreased $1.9 million, or 23%, from the nine months ended September 30, 2018 to the nine months ended September 30, 2019. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of average Funds' AUM. The decrease was due to a reduction in the administration fee rates paid by the Funds and a 7% decrease in average Funds' AUM from the nine months ended September 30, 2018, to the nine months ended September 30, 2019, along with an increase in administrative expenses paid on behalf of the Funds. The table below summarizes the decreases in the administration fee rates during the periods indicated:

	Class A & C	Class I	Class Y
1/1/2018 - 2/27/2018	0.23%	0.18%	0.08%
2/28/2018 - 9/30/19	0.21%	0.17%	0.05%

Expenses

	Nine Months Ended September 30,
(in thousands, except percentages)	2019	2018	% Change
Compensation and related costs, excluding deferred compensation expense	$43,614	$43,478	NM
Deferred compensation expense (benefit)	4,052	923	339%
General and administrative	10,331	8,749	18%
Sales and marketing	4,261	3,793	12%
Mutual fund administration	2,489	2,769	(10)%
Total	$64,747	$59,712	8%
Compensation and Related Costs, Excluding Deferred Compensation Expense. Employee compensation and benefits increased by $0.1 million from the nine months ended September 30, 2018, to the nine months ended September 30, 2019. This slight increase is due to an increase in salary and related benefits and restricted stock expense of $2.0 million, partially offset by a decrease in incentive compensation of $1.9 million. Incentive compensation expense can fluctuate significantly period over period as we evaluate investment performance, individual performance, Company performance and other factors.
Deferred Compensation Expense (Benefit). Deferred compensation expense (benefit) increased by $3.1 million from the nine months ended September 30, 2018, to the nine months ended September 30, 2019. The gain on deferred compensation plan investments increases deferred compensation expense included in operating income. Deferred compensation expense is offset by an equal amount in investment income below net operating income on the consolidated statements of income statement, and thus has no impact on net income attributable to the Company.
General and Administrative. General and administrative expenses increased by $1.6 million, or 18%, from the nine months ended September 30, 2018, to the nine months ended September 30, 2019. This increase was primarily due to corporate recruiting fees of $0.8 million, an increase in research expenses to support our investment team of $0.5 million, and an increase in IT software expense of $0.3 million.
Sales and Marketing. Sales and marketing expenses increased by $0.5 million, or 12%, from the nine months ended September 30, 2018, to the nine months ended September 30, 2019. The increase was due to our branding and public relations initiatives, which were primarily focused on our fixed income strategies, and additional sales data costs.
Mutual Fund Administration. Mutual fund administration expenses decreased by $0.3 million, or 10%, from the nine months ended September 30, 2018 to the nine months ended September 30, 2019. Mutual fund administration expenses consist of both variable and fixed expenses. The variable expenses are based on Fund AUM and the number of shareholder accounts. The decrease was primarily due to a reduction in outsourced administration services and a 7% decrease in average Funds' AUM from the nine months ended September 30, 2018, to the nine months ended September 30, 2019.
Liquidity and Capital Resources
Sources of Liquidity
Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, investments, accounts receivable, and other current assets. Our main source of liquidity is cash flows from operating activities, which are generated from investment advisory and mutual fund administration fees. Cash and cash equivalents, investments held directly by DHCM, accounts receivable, and other current assets represented $232.0 million and $216.5 million of total assets as of September 30, 2019 and December 31, 2018, respectively. We believe these sources of liquidity, as well as our continuing cash flows from operating activities, will be sufficient to meet our current and future operating needs for the next 12 months.
Uses of Liquidity
In line with the Company’s primary objective to fulfill our fiduciary duty to clients and our secondary objective to achieve an adequate long-term return for shareholders, we anticipate our main uses of cash will be for operating expenses and seed capital to fund new and existing investment strategies.

Our board of directors and management regularly review various factors to determine whether we have capital in excess of that required for our business and the appropriate use of any excess capital. The factors considered include our investment opportunities, capital needed for investment strategies, risks, and future dividend and capital gain tax rates. Our board of directors has also authorized management to repurchase the Company's common shares having an aggregate purchase price up to $50.0 million, of which $19.5 million is remaining as of September 30, 2019. The authority to repurchase shares may be exercised from time to time as market conditions warrant and is subject to regulatory considerations.
Working Capital
As of September 30, 2019, the Company had working capital of approximately $204.8 million, compared to $180.4 million at December 31, 2018. Working capital includes cash and cash equivalents, accounts receivable, investments, and other current assets of DHCM, net of accounts payable and accrued expenses, accrued incentive compensation, deferred compensation and other current liabilities of DHCM.
The Company has no debt, and we believe our available working capital is sufficient to cover current expenses and presently anticipated capital expenditures.
Below is a summary of securities owned by the Company as of September 30, 2019 and December 31, 2018.

	As of
	September 30, 2019	December 31, 2018
Corporate Investments:
Diamond Hill Core Bond Fund	$43,824,406	$37,197,134
Diamond Hill High Yield Fund	18,493,568	25,931,879
Diamond Hill Research Opportunities Fund	14,970,772	12,912,291
Diamond Hill Global Fund	10,135,814	8,482,790
Diamond Hill International Fund(a)	7,325,924	—
Diamond Hill International Equity Fund, L.P.(a)	—	1,057,445
Diamond Hill Mid Cap Fund	—	15,035,251
Diamond Hill Valuation-Weighted 500 ETF(b)	—	11,497,699
Total Corporate Investments	94,750,484	112,114,489
Deferred Compensation Plan Investments in the Funds	28,416,798	22,387,874
Total investments held by DHCM	123,167,282	134,502,363
Redeemable noncontrolling interest in Consolidated Funds(c)	10,811,417	68,985,854
Total Investment Portfolio	$133,978,699	$203,488,217
(a) As of June 28, 2019, the Company converted the Diamond Hill International Equity Fund, L.P. into the Diamond Hill International Fund.
(b) The ETF liquidated on April 5, 2019.
(c) The Company deconsolidated the ETF, Diamond Hill Core Bond Fund and the Diamond Hill High Yield Fund during the nine months ended September 30, 2019, as the Company's ownership in each declined to less than 50%.
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
For the nine months ended September 30, 2019, net cash provided by operating activities totaled $40.1 million. Cash inflows provided by operating activities was primarily driven by net income of $45.2 million, the add back of share-based compensation of $6.7 million, depreciation of $0.9 million, and net redemptions of securities held in the underlying investment portfolios of the Consolidated Funds of $10.1 million. These cash inflows were partially offset by a decrease in accrued incentive compensation of $4.8 million, and the cash impact of timing differences in the settlement of assets and liabilities of $18.0 million. Absent the cash used by Consolidated Funds to purchase securities into their investment portfolios, cash flow provided by operations was $33.5 million.

For the nine months ended September 30, 2018, net cash provided by operating activities totaled $9.6 million. Cash inflows provided by operating activities was primarily driven by net income of $44.2 million, the add back of share-based compensation of $6.5 million, depreciation of $0.9 million, and the cash impact of timing differences in the settlement of assets and liabilities of $5.2 million. These cash inflows were partially offset by net purchases of trading securities held in the underlying investment portfolio of the Consolidated Funds of $47.2 million. Absent the cash used by Consolidated Funds to purchase securities into their investment portfolios, cash flow provided by operations would have been $55.9 million.
Cash Flows from Investing Activities
The Company’s cash flows from investing activities consist primarily of capital expenditures and purchases and redemptions in our investment portfolio.
Cash flows provided by investing activities totaled $9.0 million for the nine months ended September 30, 2019. Cash flows provided by investing activity were primarily driven by proceeds from the sale of investments of $43.2 million. The cash inflows were partially offset by investments purchased of $11.0 million and property and equipment purchased of $0.6 million. The remaining change in reported cash flows from investing activities was attributable to $22.7 million in net cash that was removed from our balance sheet due to the deconsolidation of the ETF during the period.
Cash flows used in investing activities totaled $3.3 million for the nine months ended September 30, 2018. The Company purchased investments of $4.4 million and purchased $0.7 million of property and equipment during the period. These cash outflows were partially offset by proceeds from sale of investments of $1.8 million.
Cash Flows from Financing Activities
The Company’s cash flows from financing activities consist primarily of the payment of special dividends, the repurchase of its common shares, shares withheld related to employee tax withholding, and distributions to, or contributions from, redeemable noncontrolling interest holders.
For the nine months ended September 30, 2019, net cash used in financing activities totaled $15.3 million, consisting of repurchases of the Company’s common shares of $23.2 million and the value of shares withheld related to employee tax withholding of $1.0 million, which were partially offset by net subscriptions received in the Consolidated Funds from redeemable noncontrolling interest holders of $8.9 million.
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

The following table summarizes the condensed cash flows for the nine months ended September 30, 2019, that are attributable to Diamond Hill Investment Group, Inc. and to the Consolidated Funds, and the related eliminations required in preparing the consolidated statements.

	Nine Months Ended September 30, 2019
	Cash flow attributable to Diamond Hill Investment Group, Inc.	Cash flow attributable to Consolidated Funds	Eliminations	As reported on the Consolidated Statement of Cash Flows
Cash flows from Operating Activities:
Net Income	$41,545,254	$9,184,253	$(5,499,454)	$45,230,053
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	892,463	—	—	892,463
Share-based compensation	6,724,201	—	—	6,724,201
Net (gains)/losses on investments	(13,780,766)	(9,184,253)	5,499,454	(17,465,565)
Net change in securities held by Consolidated Funds	—	10,149,201	—	10,149,201
Other changes in assets and liabilities	(1,924,789)	(3,534,140)	—	(5,458,929)
Net cash provided by operating activities	33,456,363	6,615,061	—	40,071,424
Net cash provided by (used in) investing activities	24,506,012	(22,723,853)	7,173,894	8,956,053
Net cash (used in) provided by financing activities	(24,278,693)	16,108,792	(7,173,894)	(15,343,795)
Net change during the period	33,683,682	—	—	33,683,682
Cash and cash equivalents at beginning of period	84,430,059	—	—	84,430,059
Cash and cash equivalents at end of period	$118,113,741	$—	$—	$118,113,741

Use of Supplemental Data as Non-GAAP Performance Measure
As supplemental information, we are providing performance measures that are based on methodologies other than U.S. generally accepted accounting principles (“non-GAAP”). We believe the non-GAAP measures below are useful measures of our core business activities, are important metrics in estimating the value of an asset management business, and may enable more appropriate comparison to our peers. These non-GAAP measures should not be a substitute for financial measures calculated in accordance with GAAP, and may be calculated differently by other companies. The following schedule reconciles GAAP measures to non-GAAP measures for the three and nine months ended September 30, 2019 and 2018, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages and per share data)	2019	2018	2019	2018
Total revenue	$34,592	$37,472	$100,717	$111,181

Net operating income, GAAP basis	$12,757	$16,916	$35,970	$51,469
Non-GAAP adjustment:
Gains on deferred compensation plan investments, net(1)	357	983	4,052	923
Net operating income, as adjusted, non-GAAP basis(2)	13,114	17,899	40,022	52,392
Non-GAAP adjustment:
Tax provision on net operating income, as adjusted, non-GAAP basis(3)	(3,442)	(4,896)	(10,284)	(13,275)
Net operating income, as adjusted, after tax, non-GAAP basis(4)	$9,672	$13,003	$29,738	$39,117

Net operating income, as adjusted after tax per diluted share, non-GAAP basis(5)	$2.83	$3.68	$8.59	$11.13
Diluted weighted average shares outstanding, GAAP basis	3,412	3,532	3,461	3,515

Operating profit margin, GAAP basis	37%	45%	36%	46%
Operating profit margin, as adjusted, non-GAAP basis(6)	38%	48%	40%	47%
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

Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements. We do not have any obligation under a guarantee contract, or a retained or contingent interest in assets or similar arrangement that serves as credit, liquidity, or market risk support for such assets, or any other obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument or arising out of a variable interest.
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
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
During the quarter ended September 30, 2019, the Company did not sell any common shares that were not registered under the Securities Act of 1933. The following table sets forth information regarding the Company’s repurchase program of its common shares during the quarter September 30, 2019:

Period	Total Number of Shares Purchased for Employee Tax Withholdings(a)	Total Number of Shares Purchased as part of Publicly Announced Program(b)	Average Price Paid Per Share Purchased Under the Program	Purchase Price of Shares Purchased Under the Program	Aggregate Purchase Price Yet To Be Purchased Under the Program
July 1, 2019 through July 31, 2019	3,088	197	$134.62	$26,520	$27,084,605
August 1, 2019 through August 31, 2019	—	50,105	$132.14	$6,620,855	$20,463,750
September 1, 2019 through September 30, 2019	—	6,905	$134.98	$932,060	$19,531,690
Total	3,088	57,207	$132.49	$7,579,435

(a)
The Company regularly withholds shares for tax payments due upon employee restricted stock vestings. During the quarter ended September 30, 2019, the Company purchased 3,088 shares for employee tax withholdings at an average price paid per share of $141.72.

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

Through September 30, 2019, the Company has repurchased 211,272 of the Company's common shares under the repurchase program at a total cost of $30.5 million.

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

10.1
Employment Agreement between Heather E. Brilliant and Diamond Hill Capital Management, Inc., dated July 5, 2019 (Incorporated by reference from Form 8-K Current Report, Exhibit 10.1, filed with the SEC on July 10, 2019; File No. 000-24498).

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
DIAMOND HILL INVESTMENT GROUP, INC.

Date	Title	Signature

October 29, 2019	Chief Executive Officer and President	/s/ Heather E. Brilliant
Heather E. Brilliant

October 29, 2019	Chief Financial Officer and Treasurer	/s/ Thomas E. Line
Thomas E. Line