Form 10-K
period 2019-12-31
DIAMOND HILL INVESTMENT GROUP INC
filed 2020-02-27
CIK 909108

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (614) 255-3333

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common shares, no par value	DHIL	The NASDAQ Stock Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of the registrant’s common shares (the only common equity of the registrant) held by non-affiliates of the registrant, based on the closing price of $141.72 on June 30, 2019, on the NASDAQ Global Select Market was $468,216,662. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that the registrant’s executive officers and directors are affiliates.
The number of shares outstanding of the issuer’s common stock, as of February 27, 2020, is 3,289,865 shares.
Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Diamond Hill Investment Group, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2019

PART I

Item 1.	Business
Forward-Looking Statements
Throughout this Annual Report on Form 10-K and the documents incorporated herein by reference, Diamond Hill Investment Group, Inc. (“Diamond Hill”), may make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Exchange Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements regarding anticipated operating results, prospects and levels of assets under management, technological developments, economic trends (including interest rates and market volatility), expected transactions and similar matters. The words “believe,” “expect,” “anticipate,” “target,” “project,” “estimate,” “would,” “will,” “continue,” “should,” “hope,” “seek,” “plan,” “intend,” variations of such words and similar expressions identify such forward-looking statements, which speak only as of the date made. While we believe that the assumptions underlying our forward-looking statements are reasonable, investors are cautioned that any of the assumptions could prove to be inaccurate and, accordingly, our actual results and experiences could differ materially from the anticipated results or other expectations expressed in our forward-looking statements.
Factors that could cause such actual results or experiences to differ from results discussed in the forward-looking statements include, but are not limited to: (i) any reduction in our assets under management (“AUM”); (ii) withdrawal, renegotiation or termination of investment advisory agreements; (iii) damage to our reputation; (iv) failure to comply with investment guidelines or other contractual requirements; (v) challenges from the competition we face in our business; (vi) adverse regulatory and legal developments; (vii) unfavorable changes in tax laws or limitations; (viii) interruptions in or failure to provide critical technological service by us or third parties; (iv) adverse civil litigation and government investigations or proceedings; (x) risk of loss on our investments; (xi) lack of sufficient capital on satisfactory terms; (xii) losses or costs not covered by insurance; (xiii) impairment of goodwill or intangible assets; (xiv) a decline in the performance of our products; (xv) changes in interest rates; (xvi) changes in national and local economic and political conditions; (xvii) the continuing economic uncertainty in various parts of the world; and other risks identified from time-to-time in other public documents on file with the U. S. Securities and Exchange Commission (“SEC”), including those discussed below in Item 1A.
We do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections, or other circumstances occurring after the date of this Annual Report on Form 10-K, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. If there are any future public statements or disclosures by us which modify or impact any of the forward-looking statements contained in or accompanying this Annual Report on Form 10-K, such statements or disclosures will be deemed to modify or supersede such statements in this Annual Report on Form 10-K. Throughout this Annual Report on Form 10-K, when we use the terms the “Company,” “management,” “we,” “us,” and “our,” we mean Diamond Hill and its subsidiaries.
Overview
Diamond Hill, an Ohio corporation organized in April 1990, derives its consolidated revenue and net income from investment advisory and fund administration services provided by its wholly owned subsidiary, Diamond Hill Capital Management, Inc. (“DHCM”). DHCM is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). DHCM sponsors, distributes, and provides investment advisory and related services to clients through Diamond Hill Funds (the “Funds”), sub-advised mutual funds, and separately managed accounts.
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
Investment Process
DHCM’s equity investment process begins with fundamental research focusing on estimating a company’s intrinsic value. Bottom-up analysis, described in further detail below, is of primary importance in estimating the intrinsic value of an individual company. Our research analysts also evaluate each company within the context of sector and industry secular trends. A five-year discounted cash flow analysis is the primary methodology used to determine whether there is a discrepancy between the current market price and DHCM’s estimate of intrinsic value. We will invest when we believe we can make informed judgments about, and estimates of, those cash flows and when our estimate of intrinsic value provides a margin of safety relative to the current market price. The key factors in determining the intrinsic value are normalized earnings and earnings growth rate, payout ratio and dividends, terminal earnings multiple, and required rate of return. We assign the highest portfolio weights where we have the highest conviction. Within stated diversification constraints, we are willing to take outsized positions in our highest conviction ideas. Benchmark weights are not a consideration.
DHCM also applies a value philosophy and process to the analysis of fixed income securities. For our Short Duration Total Return and Core Bond strategies, our investment process is driven by security selection, sector allocation, yield curve positioning, and duration management in concert with overall portfolio management. We seek to generate excess return through the selection of undervalued securities and spread sectors that offer incremental yield and total return in comparison to the index. The hallmark of our process is the selection of individual issues with an emphasis on identifying undervalued securities. Individual securities are selected following a risk/reward evaluation of interest rate and credit risk, and an examination of the complex structure of the security. We only purchase those securities that we identify as undervalued and offer a strong total return profile relative to similar securities.
For our Corporate Credit and High Yield strategies, in addition to the analysis by the portfolio managers, we leverage the company and industry analysis conducted by our research team to identify attractive corporate bonds. We seek to invest in bonds of companies with improving return on invested capital and stable or improving competitive positions. Our research team’s company analysis focuses on the fundamental economic drivers of the business and helps assess whether there is adequate financial strength and flexibility to meet ongoing commitments. The research team also considers debt instruments as part of their analysis. After the credit research is complete, our portfolio managers determine whether a security is attractive on a yield basis relative to asset and interest coverage and relative to other securities with comparable risk. We will only invest in the bonds of a company that we can properly analyze and value.
DHCM believes that many investors’ short-term focus hinders their long-term results, which creates market inefficiencies and therefore opportunities. In addition, the size and complexity of the fixed income markets also creates inefficiencies. We believe we can exploit these market anomalies/inefficiencies by possessing a long-term investment temperament and practicing a consistent and repeatable intrinsic value-focused approach to investing.
Investment Advisory Fees
The Company’s principal source of revenue is investment advisory fee income earned from managing client accounts under investment advisory and sub-advisory agreements. The fees earned depend on the type of investment strategy, account size and servicing requirements. Revenues depend on the total value and composition of AUM. Accordingly, net cash flows from clients, market fluctuations in client portfolios, and the composition of AUM impact our revenues and results of operations. We also have certain agreements which allow us to earn variable rate fees in the event that investment returns exceed targeted amounts during a measurement period.

Investment Strategies
The Company offers several traditional and alternative investment strategies, each of which is based on the same intrinsic value philosophy. As of December 31, 2019, we offered the following representative investment strategies to our clients:

1.	Small Cap - Pursues long-term capital appreciation by investing in a portfolio of primarily small capitalization U.S. equity securities.

2.	Small-Mid Cap - Pursues long-term capital appreciation by investing in a portfolio of primarily small and medium capitalization U.S. equity securities.

3.	Mid Cap - Pursues long-term capital appreciation by investing in a portfolio of primarily medium capitalization U.S. equity securities.

4.	Large Cap - Pursues long-term capital appreciation by investing in a portfolio of primarily large capitalization U.S. equity securities.

5.	All Cap Select - Pursues long-term capital appreciation by investing in a concentrated portfolio of primarily U.S. equity securities across a broad range of market capitalizations.

6.	Global - Pursues long-term capital appreciation by investing in U.S. and non-U.S. equity securities across a broad range of market capitalizations including up to 20% exposure to emerging markets.

7.
International - Pursues long-term capital appreciation by investing primarily in non-U.S. equity securities across a broad range of market capitalizations including up to 30% exposure to emerging markets.

8.	Long-Short - Pursues long-term capital appreciation by investing long and selling short primarily U.S. equity securities across a broad range of market capitalizations.

9.
Research Opportunities- Pursues long-term capital appreciation by investing long and selling short U.S. equity securities across a broad range of market capitalizations, as well as by investing up to 40% in international equity securities and up to 20% in fixed income securities.

10.	Short Duration Total Return - Pursues maximization of total return consistent with the preservation of capital by investing in high-, medium-, and low-grade fixed income securities.

11.	Core Bond - Pursues maximization of total return consistent with the preservation of capital by investing in a diversified portfolio of intermediate and long-term fixed income securities.

12.	Corporate Credit - Pursues high current income, preservation of capital, and total return over a five-year time horizon by investing primarily in corporate bonds across the credit spectrum.

13.	High Yield - Pursues high current income with the opportunity for capital appreciation by investing primarily in below-investment grade corporate bonds.
Investment Results
The Company believes that one of the most important outcomes we provide our clients is excellent investment returns over a long period of time. We are pleased that during our history as an investment advisory firm, we have delivered what we believe are strong long-term investment returns for our clients. Investment returns have been a key driver in the long-term success we have achieved in growing AUM. As of December 31, 2019, the since-inception returns for most of our strategies exceeded their respective benchmark returns.

The following is a summary of the investment returns for each of our Funds as of December 31, 2019, relative to its respective passive benchmark.

		As of December 31, 2019
	Inception	1 Year	3 Year	5 Year	10 Year	Since Inception
Diamond Hill Small Cap Fund	12/29/2000	21.75%	4.76%	4.90%	9.26%	10.01%
Russell 2000 Index		25.52%	8.59%	8.23%	11.83%	8.18%
Diamond Hill Small-Mid Cap Fund	12/30/2005	27.74%	6.66%	7.76%	11.74%	8.91%
Russell 2500 Index		27.77%	10.33%	8.93%	12.58%	8.84%
Diamond Hill Mid Cap Fund	12/31/2013	25.82%	7.62%	8.29%	NA	8.22%
Russell Midcap Index		30.54%	12.06%	9.33%	NA	9.97%
Diamond Hill Large Cap Fund	6/29/2001	32.18%	12.84%	10.31%	12.09%	9.00%
Russell 1000 Index		31.43%	15.05%	11.48%	13.54%	7.71%
Diamond Hill All Cap Select Fund	12/30/2005	30.77%	11.45%	8.45%	11.35%	8.61%
Russell 3000 Index		31.02%	14.57%	11.24%	13.42%	9.24%
Diamond Hill Long-Short Fund	6/30/2000	23.11%	6.65%	5.74%	7.01%	6.93%
60% Russell 1000 Index / 40% ICE BofA U.S. T-Bill 0-3 Mo Index		19.15%	9.69%	7.37%	8.37%	4.74%
Diamond Hill Research Opportunities Fund	3/31/2009	25.51%	7.42%	5.29%	8.90%	11.78%
75% Russell 3000 Index / 25% ICE BofA U.S. T-Bill 0-3 Mo Index		23.38%	11.36%	8.75%	10.23%	12.33%
Diamond Hill Global Fund	12/31/2013	30.34%	12.97%	8.51%	NA	7.53%
Morningstar Global Markets Index		26.24%	12.14%	8.37%	NA	7.63%
Diamond Hill International Fund	12/30/2016	23.56%	12.99%	NA	NA	12.99%
Morningstar Global Markets ex-U.S. Index		21.57%	9.94%	NA	NA	9.94%
Diamond Hill Short Duration Total Return Fund	7/5/2016	4.85%	4.12%	NA	NA	3.90%
Bloomberg Barclays U.S. 1-3 Yr. Gov./Credit Index		4.03%	2.15%	NA	NA	1.71%
Diamond Hill Core Bond Fund	7/5/2016	7.93%	4.53%	NA	NA	3.24%
Bloomberg Barclays U.S. Aggregate Index		8.72%	4.03%	NA	NA	2.49%
Diamond Hill Corporate Credit Fund	9/30/2002	13.20%	7.11%	6.95%	7.12%	7.22%
ICE BofA U.S. Corporate & High Yield Index		14.28%	6.03%	4.89%	5.97%	6.19%
Diamond Hill High Yield Fund	12/4/2014	15.44%	8.82%	8.18%	NA	8.12%
ICE BofA U.S. High Yield Index		14.41%	6.32%	6.13%	NA	5.91%
________________________

-	Fund returns are Class I shares net of fees
-	Index returns do not reflect any fees
Assets Under Management
The following tables show AUM by product and investment objective, as well as net client cash flows, for the past five years ended December 31, 2019:

	Assets Under Management As of December 31,
(in millions)	2019	2018	2017	2016	2015
Proprietary funds	$16,148	$13,440	$15,974	$13,618	$11,505
Sub-advised funds	2,029	1,358	1,518	1,445	665
Separately managed accounts	5,222	4,310	4,825	4,318	4,671
Total AUM	$23,399	$19,108	$22,317	$19,381	$16,841

	Assets Under Management by Investment Strategy As of December 31,
(in millions)	2019	2018	2017	2016	2015
Small Cap	$795	$1,048	$1,525	$1,843	$1,703
Small-Mid Cap	3,243	2,770	3,528	3,329	2,070
Mid Cap	569	143	130	59	18
Large Cap	12,344	9,637	10,867	8,497	7,547
All Cap Select	528	432	444	402	544
Long-Short	3,605	3,767	4,980	4,613	4,597
Global/International	35	18	6	2	1
Total Equity	21,119	17,815	21,480	18,745	16,480
Short Duration Fixed Income	809	579	313	197	—
Core Fixed Income	300	55	44	40	—
Long Duration Fixed Income	52	52	—	—	—
Corporate Credit	1,147	757	668	549	351
High Yield	135	54	31	32	10
Total Fixed Income	2,443	1,497	1,056	818	361
Total Equity and Fixed Income	23,562	19,312	22,536	19,563	16,841
(Less: Investments in affiliated funds)(a)	(163)	(204)	(219)	(182)	—
Total AUM	$23,399	$19,108	$22,317	$19,381	$16,841
(a) Certain of the Funds own shares of the Diamond Hill Short Duration Total Return Fund. The Company reduces its total AUM by these investments held in this affiliated fund.

	Change in Assets Under Management For the Year Ended December 31,
(in millions)	2019	2018	2017	2016	2015
AUM at beginning of the year	$19,108	$22,317	$19,381	$16,841	$15,656
Net cash inflows (outflows)
proprietary funds	(499)	(978)	843	548	1,916
sub-advised funds	216	(25)	(164)	639	(6)
separately managed accounts	(394)	(99)	(254)	(1,023)	(443)
	(677)	(1,102)	425	164	1,467
Net market appreciation/(depreciation) and income	4,968	(2,107)	2,511	2,376	(282)
Increase (decrease) during the year	4,291	(3,209)	2,936	2,540	1,185
AUM at end of the year	$23,399	$19,108	$22,317	$19,381	$16,841
Capacity
The Company’s primary goal is to fulfill our fiduciary duty to clients. We understand that our ability to retain and grow AUM as a firm has been, and will be, driven primarily by delivering attractive long-term investment results to our clients. In the event we determine that the size of one of our strategies hinders our ability to add value over a passive alternative, we close that strategy to new clients, which impacts our ability to grow AUM. We have prioritized, and will continue to prioritize, investment results over asset accumulation. Currently, our Small-Mid Cap strategy is closed to new investors.
We estimate capacity of $25 - 35 billion for our existing domestic equity strategies, at least $10 billion for our International and Global strategies and at least $40 billion for our existing fixed income strategies.  Determining our AUM capacity requires evaluating each of our investment strategies and estimating individual strategy capacity, given market capitalization and concentration constraints as well as investment objectives.  Total firm capacity is not simply a sum of the individual strategies and is affected by overlap across strategies.  Our firm level capacity could increase in the event we develop new products or strategies.

Distribution Channels
The Company’s investment advisory services are distributed through multiple channels. Below is a summary of our AUM by distribution channel for the five years ended December 31, 2019:

	AUM by Distribution Channel As of December 31,
(in millions)	2019	2018	2017	2016	2015
Proprietary funds:
Registered investment advisor	$3,603	$3,243	$4,010	$3,508	$2,723
Independent broker-dealer	3,563	2,900	3,581	2,922	2,329
Wirehouse	3,026	2,319	2,660	2,011	1,963
Bank Trust	2,907	2,672	3,456	3,175	2,735
Defined contribution	2,723	1,904	1,840	1,535	1,218
Other	326	402	427	467	537
Total proprietary funds	16,148	13,440	15,974	13,618	11,505
Sub-advised funds	2,029	1,358	1,518	1,445	665
Separately managed accounts:
Institutional consultant	2,397	2,122	2,357	2,074	2,370
Financial intermediary	1,777	1,506	1,691	1,358	1,474
Direct	1,048	682	777	886	827
Total separately managed accounts	5,222	4,310	4,825	4,318	4,671
Total AUM	$23,399	$19,108	$22,317	$19,381	$16,841
Growth Strategy
The Company’s growth strategy centers around creating a client experience that enables investors to have better outcomes over the long-term. This includes generating strong investment performance as well as providing exceptional service. We believe finding the right clients who share our long-term outlook will contribute to better outcomes.
Our approach to growth begins with our teams working with professional buyers (consultants and national accounts). We believe having strong relationships with these gatekeepers allows greater access to our strategies as well as efficient and scalable growth. We have increased our business development professionals working with financial advisors. We identify advisors across the Registered Investment Advisor (“RIA”), Wirehouse, Independent Broker-Dealer (“IBD”) and Bank Trust channels who have broad access to our full suite of strategies and align with our philosophy and time horizon. Today, this results in significant commitment to the RIA and Bank Trust channels.
In addition to our focus on serving the consultant community, we concentrate our service and future partnership opportunities in the institutional channel with foundations, endowments, defined benefit pension plans, trusts, corporations, state and local governments. As our fixed income and international strategies mature, we will continue to increase our alignment and growth prospects in the institutional channel.
We have taken additional steps to integrate custom communications into the overall client experience. We have increased our content marketing efforts to ensure we can communicate to all clients across all channels. We believe this will be crucial for client satisfaction, future growth, retention and operational efficiency.
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
Regulation
The Company and our business are subject to various federal, state and non-U.S. laws and regulations. As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of participants in those markets, including investment advisory clients and shareholders of investment funds. If an adviser fails to comply with these laws and regulations, agencies that regulate investment advisers have broad administrative powers, including the power to limit, restrict or prohibit an investment adviser from carrying on its business. Possible sanctions that may be imposed include civil and criminal liability, the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser, broker/dealer, and other registrations, censures and fines.
DHCM is registered with the Securities and Exchange Commission (“SEC”) under the Advisers Act and operates in a highly regulated environment. The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, recordkeeping requirements, operational requirements and disclosure obligations. All of the Funds are registered with the SEC under the Investment Company Act of 1940, as amended, and are required to make notice filings with all states where the Funds are offered for sale. Virtually all aspects of our investment advisory and fund administration business are subject to various federal and state laws and regulations.
DHCM is a “fiduciary” under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), with respect to benefit plan clients and, therefore, is subject to ERISA regulations. ERISA and applicable provisions of the Internal Revenue Code impose certain duties on persons who are fiduciaries, prohibit certain transactions involving ERISA plan clients, and provide monetary penalties for violations of these prohibitions. The U.S. Department of Labor, which administers ERISA, has been increasingly active in proposing and adopting regulations affecting the asset management industry.
The Company’s trading activities for client accounts are regulated under the Exchange Act, including laws governing trading on inside information, market manipulation and a broad number of trading requirements (e.g., volume limitations, reporting obligations) and market regulation policies in the United States.
The preceding descriptions of the regulatory and statutory provisions applicable to us are not complete and are qualified in their entirety by reference to their respective statutory or regulatory provisions. Failure to comply with these requirements could have a material adverse effect on our business.
Contractual Relationships with the Funds
The Company is highly dependent on our contractual relationships with the Funds. If any of our advisory or administration agreements with the Funds were terminated, not renewed, or amended to reduce fees, we would be materially and adversely affected. We generated approximately 77%, 79% and 80% of our 2019, 2018 and 2017 revenues, respectively, from our advisory and administrative contracts with the Funds. We believe we have a strong relationship with the Funds and their board of trustees, and we have no reason to believe that these advisory or administration contracts will not be renewed in the future; however, there is no assurance that the Funds will choose to continue their relationships with the Company. Please see Item 1A for risk factors regarding this relationship.
Employees
As of December 31, 2019, the Company employed 129 full-time equivalent employees. As of December 31, 2018, the number of full-time equivalent employees was 125. We believe we have a strong relationship with our employees. Our employee count has grown year-over-year and we expect that general trend to continue.
SEC Filings
The Company maintains an Internet website at www.diamond-hill.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports that we file or furnish from time-to-time pursuant to Section 13(a) or 15(d) of the Exchange Act, are made available free of charge, on or through our website, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. These filings are also available on the Commission’s web-site at http://www.sec.gov free of charge.

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
Poor investment results or adverse reviews of our products could affect our ability to attract new clients or reduce the amount of assets under management, potentially negatively impacting revenue and net income.
If we fail to deliver acceptable investment results for our clients, both in the short and long term, we could experience diminished investor interest and a decreased level of AUM. Adverse opinions of the funds that we advise published by third parties, including rating agencies and industry analysts, could also decrease our AUM and our revenues.
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
Our success depends on highly skilled personnel, including portfolio managers, research analysts, and management, many of whom have specialized expertise and extensive experience in the investment management industry. Financial services professionals are in high demand, and we face significant competition for qualified employees. Other than our Chief Executive Officer, our employees do not have employment contracts and generally can terminate their employment at any time. We may not be able to retain or replace key personnel. In order to retain or replace our key personnel, we may be required to increase compensation, which would decrease net income. The loss of key personnel could damage our reputation and make it more difficult to retain and attract new employees and clients. A loss of client assets resulting from the departure of key personnel may materially decrease our revenues and net income.
Our AUM, which impacts revenue, is subject to significant fluctuations.
A large majority of our revenue is calculated as a percentage of AUM or is related to the general performance of the equity securities markets. A decline in securities prices or in the sale of investment products, or an increase in fund redemptions, generally will reduce revenue and net income. Financial market declines will generally negatively impact the level of our AUM and consequently our revenue and net income. A recession or other economic or political events, both in the United States as well as globally, could also adversely impact our revenue, if such events led to a decreased demand for products, a higher redemption rate, or a decline in securities prices.
Our investment results and/or the growth in our AUM may be constrained if appropriate investment opportunities are not available or if we close certain of our portfolios to new investors.
Our ability to deliver strong investment results depends in large part on our ability to identify appropriate investment opportunities in which to invest client assets. If we are unable to identify sufficient investment opportunities for existing and new client assets on a timely basis, our investment results could be adversely affected. The risk that appropriate investment opportunities may be unavailable is influenced by a number of factors, including general market conditions, and is likely to increase if our AUM increases rapidly. In addition, if we determine that sufficient investment opportunities are not available for a portfolio strategy, or we believe that it is necessary in order to continue to produce attractive returns from a portfolio, we will consider closing the portfolio to new investors. As of December 31, 2019, we have closed one investment strategy to new investors. If we misjudge the point at which it would be optimal to close a portfolio, the investment results of the portfolio could be negatively impacted.

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
The Company is highly dependent on our contractual relationships with the Funds. If our advisory or administration agreements with the Funds were terminated, not renewed, or amended to reduce fees, we would be materially and adversely affected. Generally, these agreements are terminable by either party upon 60 days’ written notice without penalty. The agreements are subject to annual approval by either (i) the board of trustees of the Funds or (ii) a vote of the majority of the outstanding voting securities of each Fund. The agreements automatically terminate in the event of their assignment by either the Company or the Fund. We generated approximately 77%, 79%, and 80% of our 2019, 2018 and 2017 revenues, respectively, from our advisory and administrative contracts with the Funds, including 24%, 22%, and 13% from the advisory contracts with the Diamond Hill Long-Short Fund, the Diamond Hill Large Cap Fund, and the Diamond Hill Small-Mid Cap Fund, respectively, during 2019. The loss of any of the Diamond Hill Long-Short Fund, the Diamond Hill Large Cap Fund, or the Diamond Hill Small-Mid Cap Fund contracts would have a material adverse effect on the Company. We believe we have a strong relationship with the Funds and their boards of trustees, and we have no reason to believe that these advisory or administration contracts will not be renewed in the future; however, there can be no assurance that the Funds will choose to continue their relationships with us.
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
We may not be able to adapt to technological change.
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers while reducing costs. Our future success depends, in part, upon our ability to address customer needs by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological changes affecting the financial services industry could negatively affect our growth, revenue and profit.
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
Our business is subject to a variety of federal securities laws, including the Investment Advisers Act of 1940, the Investment Company Act of 1940, the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002, the U.S. PATRIOT Act of 2001 and the Dodd-Frank Wall Street Reform and Consumer Protection Act. In addition, we are subject to significant regulation and oversight by the SEC. Changes in legal, regulatory, accounting, tax and compliance requirements could have a significant effect on our operations and results, including but not limited to increased expenses and reduced investor interest in certain funds and other investment products we offer. We continually monitor legislative, tax, regulatory, accounting, and compliance developments that could impact our business. We and our directors, officers and employees could be subject to lawsuits or regulatory proceedings for violations of such laws and regulations, which could result in the payment of fines or penalties and cause reputational harm to us. Such harm could negatively affect our financial condition and results of operations, as well as divert management’s attention from operations.
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
Our insurance policies may not cover all losses and costs to which we may be exposed.
We carry insurance in amounts and under terms that we believe are appropriate. Our insurance may not cover all liabilities and losses to which we may be exposed. Certain insurance coverage may not be available or may be prohibitively expensive in future periods. As our insurance policies come up for renewal, we may need to assume higher deductibles or pay higher premiums, which could have an adverse impact on our results of operations and financial condition.

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
The following performance graph compares the total shareholder return of an investment in our common shares to that of the Russell Microcap® Index, and to a peer group index of publicly traded asset management firms for the five-year period ended on December 31, 2019. The graph assumes that the value of the investment in our common shares and each index was $100 on December 31, 2014. Total return includes reinvestment of all dividends. The Russell Microcap® Index makes up less than 3% of the U.S. equity market and is a market-value-weighted index of the smallest 1,000 securities in the small-cap Russell 2000® Index plus the next 1,000 smallest securities. Peer Group returns are weighted by the market capitalization of each firm at the beginning of the measurement period. The historical information set forth below is not necessarily indicative of future performance. We do not make or endorse any predictions as to future stock performance.

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	Cumulative 5 Year Total Return
Diamond Hill Investment Group, Inc.	$100	$141	$161	$163	$124	$125	25%
Russell Microcap® Index	$100	$95	$114	$129	$112	$137	37%
Peer Group*	$100	$96	$116	$133	$118	$148	48%

* The Peer Group is based upon all publicly traded asset managers with market cap of less than $5 billion excluding (i) firms whose primary business is hedge fund or private equity, and (ii) firms with multiple lines of business. The following companies are included in the Peer Group: Alliance Bernstein Holding L.P.; Affiliated Managers Group, Inc.; Artisan Partners Asset Management Inc.; Cohen & Steers, Inc.; Federated Investors, Inc.; GAMCO Investors, Inc.; Hennessy Advisors, Inc.; Legg Mason, Inc.; Manning & Napier, Inc.; Pzena Investment Management, Inc.; Teton Advisors, Inc.; U.S. Global Investors, Inc.; Virtus Investment Partners, Inc.; Waddell & Reed Financial, Inc.; Wisdomtree Investments, Inc.; and Westwood Holdings Group, Inc.

The Company’s common shares trade on the NASDAQ Global Select Market under the symbol DHIL. The following table sets forth the high and low daily close prices during each quarter of 2019 and 2018:

	2019			2018
	High Price	Low Price	Dividend Per Share	High Price	Low Price	Dividend Per Share
Quarter ended:
March 31	$158.74	$133.52	$—	$215.48	$198.91	$—
June 30	$148.30	$137.73	$—	$203.54	$189.30	$—
September 30	$142.80	$127.18	$—	$197.40	$162.70	$—
December 31	$149.60	$132.70	$9.00	$177.08	$141.10	$8.00
Due to the relatively low trading volume of our shares, bid/ask spreads can be wide at times and, therefore, quoted prices may not be indicative of the price a shareholder may receive in an actual transaction. During the years ended December 31, 2019 and 2018, approximately 4,384,590 and 2,472,251, respectively, of our common shares were traded. The dividends indicated above were special dividends. We have not paid regular quarterly dividends in the past, and have no present intention of paying regular quarterly dividends in the future. The approximate number of record holders of our common shares at December 31, 2019 was 236, although we believe that the number of beneficial owners of our common shares is substantially greater.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth information regarding our current common share repurchase program (the “Repurchase Program”) and shares withheld for tax payments due upon vesting of employee restricted stock units and restricted stock awards which vested during the fourth quarter of fiscal year 2019:

Period	Total Number of Shares Purchased for Employee Tax Withholdings(a)	Total Number of Shares Purchased as part of Publicly Announced Program(b)	Average Price Paid Per Share Purchased Under the Program	Purchase Price of Shares Purchased Under the Program	Aggregate Purchase Price Yet To Be Purchased Under the Program
October 1, 2019 through October 31, 2019	2,540	18,636	$134.17	$2,500,452	$17,031,238
November 1, 2019 through November 30, 2019	—	21,172	$145.46	$3,079,711	$13,951,527
December 1, 2019 through December 31, 2019	—	70,543	$140.77	$9,930,429	$4,021,098
Total	2,540	110,351	$140.56	$15,510,592	$4,021,098

(a)
The Company regularly withholds shares for tax payments due upon employee Restricted Stock vestings. During the quarter ended December 31, 2019, the Company purchased 2,540 shares for employee tax withholdings at an average price paid per share of $138.13.

(b)
The Company’s current share Repurchase Program was announced on September 25, 2018. Our board of directors authorized management to repurchase up to $50,000,000 of the Company’s common shares in the open market and in private transactions in accordance with applicable securities laws. The Company’s share Repurchase Program will expire in September 2020, or will end earlier upon the repurchase of all shares authorized under the program.

The Company has entered into a Rule 10b5-1 repurchase plan in connection with its Repurchase Program.  This plan is intended to qualify for the safe harbor under Rule 10b5-1 of the Exchange Act.  A Rule 10b5-1 plan allows a company to purchase its shares at times when it would not ordinarily be in the market due to its trading policies or the possession of material nonpublic information. Purchases may be made in the open market or through privately negotiated transactions.  Purchases in the open market will be made in compliance with Rule 10b-18 under the Exchange Act. Because the repurchases under the 10b5-1 plan are subject to specified parameters and certain price, timing and volume restraints specified in the plan, there is no guarantee as to the exact number of shares that will be repurchased, or that there will be any repurchases at all pursuant to the Repurchase Program.
As of February 2020, the Company had repurchased all of the $50 million authorized under the Repurchase Program.

ITEM 6.	Selected Financial Data
The following selected financial data should be read in conjunction with our Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report on Form 10-K.

	For the Years Ended December 31,
(in thousands, except per share data)	2019	2018	2017	2016	2015
Income Statement Data:
Total revenue	$136,624	$145,628	$145,202	$136,103	$124,426
Compensation and related costs, excluding deferred compensation expense	60,264	55,975	52,474	50,428	48,185
Deferred compensation expense (benefit)	5,977	(2,121)	2,382	1,837	(234)
Other expenses	22,448	20,518	23,345	20,769	17,755
Total operating expenses	88,689	74,372	78,201	73,034	65,706
Net operating income	47,935	71,256	67,001	63,069	58,720
Operating profit margin	35%	49%	46%	46%	47%
Investment income (loss), net	30,507	(6,273)	14,018	7,517	(737)
Income tax expense	(18,688)	(18,669)	(29,417)	(26,668)	(20,909)
Net income	59,754	46,314	51,602	46,594	37,074
Net income attributable to common shareholders	54,959	47,376	49,989	46,052	37,074
Per Share Information:
Basic earnings	$15.99	$13.49	$14.49	$13.52	$11.31
Diluted earnings	15.99	13.48	14.48	13.49	11.03
Cash dividend declared	9.00	8.00	7.00	6.00	5.00
Weighted Average Shares Outstanding
Basic	3,437	3,512	3,449	3,407	3,278
Diluted	3,437	3,515	3,452	3,413	3,360
Ending shares outstanding	3,295	3,499	3,470	3,412	3,414
	At December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data (in thousands):
Total cash and corporate investments held directly by DHCM	$187,189	$196,545	$171,339	$136,290	$109,966
Total assets	272,664	325,728	250,388	199,718	145,187
Total liabilities	65,629	67,472	57,868	46,653	39,873
Redeemable noncontrolling interest	14,179	62,680	20,076	13,841	—
Shareholders’ equity	192,856	195,576	172,444	139,224	105,314
Book value per share	$58.54	$55.89	$49.69	$40.81	$30.84
Assets Under Management (in millions)	23,399	19,108	22,317	19,381	16,841
Average Assets Under Management (in millions)	21,653	21,950	20,876	17,851	16,415
Net Client Inflows (Outflows) (in millions)	(677)	(1,102)	425	164	1,467

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this Item 7, we discuss and analyze the Company’s consolidated results of operations for the past three fiscal years and other factors that may affect future financial performance. This discussion should be read in conjunction with our Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Selected Financial Data contained in this Annual Report on Form 10-K.

Business Environment
The performance of the U.S. and international equity markets, as well as the U.S. fixed income market, may have a meaningful impact on our operations and financial position.
Equity Markets
Trade tensions between the U.S. and China dominated headlines throughout the year amid concerns about tariffs and a potential slowdown in global economic growth. Monetary policy also continued to be a major theme, with the Federal Reserve reversing three of the four 2018 rate hikes and resuming balance sheet expansion to placate concerns over money market volatility. The European Central Bank lowered rates and restarted a quantitative easing program in the second half of 2019. Equity markets finished the year strong, with the Russell 1000 Index returning 31.43% for the year, the strongest annual return for the Index since 2013 and the second-best return since 1997.
Fixed Income Markets
The Federal Reserve reversed three of the four 2018 rate hikes and resumed balance sheet expansion in the fourth quarter.  The most meaningful bout of volatility was triggered by the trade war and related fears of slowing global growth. Fixed income markets generated some of their best performance in the past decade driven by declining real yields and risk premia and stable inflation expectations. The Bloomberg Barclays U.S. Aggregate Bond Index returned 8.72%, its best since 2002, while the Bloomberg Barclays Investment Grade Corporate Index returned 14.54%, its best year since 2009. The ICE BofA U.S. High Yield Index returned 14.41% making 2019 a rare year in which both Treasuries and high yield bonds generated strong returns.
Industry Update
The asset management industry faces several challenging headwinds, including investor demand for passive investments and continued downward fee pressure.  Investors’ preference for lower cost passive investment strategies has reduced investment in both active investment strategies as well as all other strategies which are not in the lowest-cost quintile of peers. In 2019, passively managed US Equity Assets exceeded actively managed US Equity Assets for the first time. These trends have contributed toward increased concentration of total industry assets and continued net outflows from active investment strategies. The share of mutual fund and exchange traded fund assets at the five largest fund complexes is now over 50%. As firms seek to combat these trends, they are making increasing investments into technology, data, and analytics capabilities to seek efficiency across their businesses. Combined, these evolving product and demand trends contribute to the broad margin pressure across our industry.
While some of these dynamics make it difficult for firms to succeed, we believe we are well-positioned to navigate these headwinds and adapt to the changing industry landscape. Our commitment to managing our portfolios with a strict capacity discipline protects our ability to deliver excellent investment outcomes to clients. We continue to believe we can deliver market-beating returns over five-year periods and longer through active portfolio management, our long-term focus, and shared investment philosophy. We’re confident the combination of capacity discipline, alignment with our clients, and strong investment results will ensure our strategies are attractive options to help investors achieve their investment outcomes.

Key Financial Performance Indicators
There are a variety of key performance indicators the Company monitors in order to evaluate our business results. The following table presents the results of certain key performance indicators over the past three fiscal years:

	For the Years Ended December 31,
	2019	2018	2017
Ending AUM (in millions)	$23,399	$19,108	$22,317
Average AUM (in millions)	21,653	21,950	20,876
Net cash inflows (outflows) (in millions)	(677)	(1,102)	425

Total revenue (in thousands)	136,624	145,628	145,202
Net operating income	47,935	71,256	67,001
Net operating income, as adjusted(a)	53,912	69,134	69,383
Average advisory fee rate	0.59%	0.62%	0.64%
Operating profit margin	35%	49%	46%
Operating profit margin, as adjusted(a)	39%	47%	48%
(a) Net operating income, as adjusted, and Operating profit margin, as adjusted, are non-GAAP (as defined below) performance measures. See Use of Supplemental Data as Non-GAAP Performance Measure section within this Annual Report on Form 10-K.
Assets Under Management
Our revenue is derived primarily from investment advisory and administration fees. Investment advisory and administration fees paid to the Company are generally based on the value of the investment portfolios we manage and fluctuate with changes in the total value of our AUM. Fees are recognized in the period that the Company manages these assets.
Our revenues are highly dependent on both the value and composition of AUM. The following is a summary of our AUM by product and investment objective, and a roll-forward of the change in AUM, for the years ended December 31, 2019, 2018, and 2017:

	Assets Under Management As of December 31,
(in millions)	2019	2018	2017
Proprietary funds	$16,148	$13,440	$15,974
Sub-advised funds	2,029	1,358	1,518
Separately managed accounts	5,222	4,310	4,825
Total AUM	$23,399	$19,108	$22,317

	Assets Under Management by Investment Strategy As of December 31,
(in millions)	2019	2018	2017
Small Cap	$795	$1,048	$1,525
Small-Mid Cap	3,243	2,770	3,528
Mid Cap	569	143	130
Large Cap	12,344	9,637	10,867
All Cap Select	528	432	444
Long-Short	3,605	3,767	4,980
Global/International	35	18	6
Total Equity	21,119	17,815	21,480
Short Duration Fixed Income	809	579	313
Core Fixed Income	300	55	44
Long Duration Fixed Income	52	52	—
Corporate Credit	1,147	757	668
High Yield	135	54	31
Total Fixed Income	2,443	1,497	1,056
Total Equity and Fixed Income	23,562	19,312	22,536
(Less: Investments in affiliated funds) (a)	(163)	(204)	(219)
Total AUM	$23,399	$19,108	$22,317
(a) Certain of the Funds own shares of the Diamond Hill Short Duration Total Return Fund. The Company reduces its total AUM by these investments held in this affiliated fund.

	Change in Assets Under Management For the Year Ended December 31,
(in millions)	2019	2018	2017
AUM at beginning of the year	$19,108	$22,317	$19,381
Net cash inflows (outflows)
proprietary funds	(499)	(978)	843
sub-advised funds	216	(25)	(164)
separately managed accounts	(394)	(99)	(254)
	(677)	(1,102)	425
Net market appreciation (depreciation) and income	4,968	(2,107)	2,511
Increase (decrease) during the year	4,291	(3,209)	2,936
AUM at end of the year	$23,399	$19,108	$22,317

	Net Cash Inflows (Outflows) Further Breakdown For the Year Ended December 31,
(in millions)	2019	2018	2017
Net cash inflows (outflows)
Equity	$(1,515)	$(1,554)	$272
Fixed Income	838	452	153
	$(677)	$(1,102)	$425
Our fixed income strategies continued to see strong growth in 2019 with High Yield reaching its five-year anniversary and Core Bond and Short-Duration reaching three years. Each of our fixed income strategies have met long-term performance objectives compared to peers and benchmarks. Additionally, we supplemented our distribution efforts with dedicated resources in marketing and branding specifically for our fixed income strategies. We believe these investments will continue to benefit the broader organization as we expand our efforts in the future.

Equity flows experienced a challenging 2019 following a difficult 2018 period. The net equity outflows can primarily be attributed to underperformance in our closed strategies, as $1.4 billion of the net outflows in 2019 and 2018 were from our Small Cap, Small-Mid Cap and Long-Short strategies. As a result we reopened the Small Cap and Long-Short strategies during 2019. Additionally, we had net outflows of $0.2 billion in our Large Cap and All-Cap Select strategies in the fourth quarter due to a large client transitioning their account to a Unified Managed Account (“UMA”), which is further discussed below. Though the $0.2 billion is no longer included in AUM, as these assets are not under our discretion, we continue to receive investment advisory fees on the UMA accounts for our advisory services.
UMA Programs
The Company provides strategy model portfolio to sponsors of UMA programs. We do not have discretionary investment authority over individual client accounts in UMA programs and therefore these assets are not included in our AUM. The Company provides an updated strategy model portfolio to the sponsors on a periodic basis. The Company is paid for its services by the program sponsor at a pre-determined rate based on assets in the program. UMA program assets were $0.9 billion, $0.5 billion and $0.4 billion as of December 31, 2019, 2018 and 2017, respectively.
Consolidated Results of Operations
The following is a discussion of our consolidated results of operations.

(in thousands, except per share amounts and percentages)	2019	2018	% Change	2018	2017	% Change
Total revenue	$136,624	$145,628	(6)%	$145,628	$145,202	NM
Net operating income	47,935	71,256	(33)%	71,256	67,001	6%
Net operating income, as adjusted (a)	53,912	69,134	(22)%	69,134	69,383	NM
Net income attributable to common shareholders	54,959	47,376	16%	47,376	49,989	(5)%
Earnings per share attributable to common shareholders (diluted)	$15.99	$13.48	19%	$13.48	$14.48	(7)%
Operating profit margin	35%	49%	NM	49%	46%	NM
Operating profit margin, as adjusted	39%	47%	NM	47%	48%	NM
(a) Net operating income, as adjusted, and operating profit margin, as adjusted, are non-GAAP (as defined below) performance measures. See Use of Supplemental Data as Non-GAAP Performance Measure section within this Annual Report on Form 10-K.

Year Ended December 31, 2019 compared with Year Ended December 31, 2018
The Company generated net income attributable to common shareholders of $55.0 million ($15.99 per diluted share) for the year ended December 31, 2019, compared with net income attributable to common shareholders of $47.4 million ($13.48 per diluted share) for the year ended December 31, 2018. Revenue decreased $9.0 million period over period primarily due to a decrease in the average advisory fee rate and a decrease in average AUM. Operating expenses increased by $14.3 million primarily related to a $8.1 million change in deferred compensation expense (benefit) and a $4.3 million increase in compensation and related costs, excluding deferred compensation expense. The gain (loss) on deferred compensation plan investments increases (decreases) deferred compensation expense (benefit) and is included in operating income. Deferred compensation expense (benefit) is offset by an equal amount in investment income (loss) below net operating income on the consolidated statements of income statement, and thus has no impact on net income attributable to the Company.
The Company recorded non-operating income of $30.5 million in 2019 due to market appreciation from our investments compared to a non-operating loss of $6.3 million in 2018 due to market depreciation from our investments.
Income tax expense was consistent from 2018 to 2019 due primarily to an increase of pretax income which was offset by the reduction in the effective rate from 28.7% to 23.8%. The decrease in the effective tax rate was primarily due to uncertain state tax positions of approximately $3.0 million recorded in 2018. The effective tax rate of 23.8% differed from the federal statutory tax rate of 21% due primarily to additional income tax expense recorded for the state and local jurisdictions in which we do business. This is partially offset by the benefit attributable to redeemable noncontrolling interests. The provision for income taxes includes a benefit attributable to the fact that the Company's operations include the Consolidated Funds which are not subject to federal income taxes. Accordingly, a portion of the Company's earnings are not subject to corporate tax levels. Absent the benefit attributable to redeemable noncontrolling interests, the effective tax rate ("unconsolidated effective tax rate") would have been 25.4%.
Operating profit margin was 35% for 2019 and 49% for 2018. Operating profit margin, as adjusted, was 39% for 2019 and 47% for 2018. Operating profit margin, as adjusted, is a non-GAAP performance measure. We expect that our operating margin will fluctuate, sometimes substantially, from year-to-year based on various factors, including revenues; investment results; employee performance; staffing levels; development of investment strategies, products, or channels; and industry comparisons. Our portfolio managers are compensated based on long-term performance, so when revenues and long-term performance are misaligned, our operating margins can fluctuate materially.
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
Income tax expense decreased $10.7 million from 2017 to 2018 due to the reduction of the effective tax rate from 36.3% to 28.7%. The reduction was primarily due to the impact of the Tax Cut and Jobs Act of 2017, which reduced our corporate income tax rate from 35% to 21% year over year. The effective tax rate of 28.7% differed from the federal statutory tax rate of 21% due primarily to additional income tax expense recorded for the state and local jurisdictions in which we do business.
Operating profit margin was 49% for 2018 and 46% for 2017. Operating profit margin, as adjusted, was 47% for 2018 and 48% for 2017.
See Use of Supplemental Data as Non-GAAP Performance Measure section within this Annual Report on Form 10-K.

Revenue

(in thousands, except percentages)	2019	2018	% Change	2018	2017	% Change
Investment advisory	$128,009	$135,318	(5)%	$135,318	$132,688	2%
Mutual fund administration, net	8,615	10,310	(16)%	10,310	12,514	(18)%
Total	136,624	145,628	(6)%	145,628	145,202	—%
Revenue for the Year Ended December 31, 2019 compared with Year Ended December 31, 2018
Investment Advisory Fees. Investment advisory fees decreased by $7.3 million, or 5%, from the year ended December 31, 2018 to the year ended December 31, 2019. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates, which vary by investment product. The decrease in investment advisory fees was driven by a reduction in the average advisory fee rate from 0.62% in 2018 to 0.59% in 2019 and a decrease of 1% in average AUM year-over-year. The decrease in average advisory fee rate was driven by an increase in the mix of assets held in lower fee rate strategies during the year ended December 31, 2019, compared to the year ended December 31, 2018. For the year ended December 31, 2019, the average advisory fee rates for equity and fixed income strategies were 0.61% and 0.41%, respectively. For the year ended December 31, 2018 the average advisory fee rates for equity and fixed income strategies were 0.63% and 0.48%, respectively.
Mutual Fund Administration Fees. Mutual fund administration fees decreased $1.7 million, or 16%, from the year ended December 31, 2018 to the year ended December 31, 2019. Mutual fund administration fees are calculated as a percentage of average Funds’ AUM. The decrease was due to reductions in the administration fee rates received from the Funds, a 4% decrease in average Funds’ AUM in 2019 and an increase in administrative expenses paid on behalf of the funds.
The table below summarizes the decreases in the administration fee rates during the periods indicated:

	Class A & C	Class I	Class Y
1/1/2018 - 2/27/2018	0.23%	0.18%	0.08%
2/28/2018 - 12/31/2019	0.21%	0.17%	0.05%
Revenue for the Year Ended December 31, 2018 compared with Year Ended December 31, 2017
Investment Advisory Fees. Investment advisory fees increased by $2.6 million, or 2%, from the year ended December 31, 2017 to the year ended December 31, 2018. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates, which vary by investment product. The increase in investment advisory fees was driven by an increase of 5% in average AUM year-over-year and was partially offset by a reduction in the average advisory fee rate from 0.64% in 2017 to 0.62% in 2018. The decrease in average advisory fee rate was driven by an increase in the mix of assets held in lower fee rate strategies during the year ended December 31, 2018, compared to the year ended December 31, 2017. For the year ended December 31, 2018, the average advisory fee rates for equity and fixed income strategies were 0.63% and 0.48%, respectively. For the year ended December 31, 2017 the average advisory fee rates for equity and fixed income strategies were 0.64% and 0.52%, respectively,
Mutual Fund Administration Fees. Mutual fund administration fees decreased $2.2 million, or 18%, from the year ended December 31, 2017 to the year ended December 31, 2018. Mutual fund administration fees are calculated as a percentage of average Funds’ AUM. The decrease was due to reductions in the administration fee rates received from the Funds and an increase in shareholder servicing expenses and required shareholder mailings that DHCM pays on behalf of the Funds. This was partially offset by the 5% increase in average Funds’ AUM from 2018 to 2017. The table below summarizes the decreases in the administration fee rates during the periods indicated:

	Class A & C	Class I	Class Y
1/1/2017 - 5/31/2017	0.24%	0.19%	0.09%
6/1/2017 - 2/27/2018	0.23%	0.18%	0.08%
2/28/2018 - 12/31/2018	0.21%	0.17%	0.05%

Expenses

(in thousands, except percentages)	2019	2018	% Change	2018	2017	% Change
Compensation and related costs, excluding deferred compensation expense	$60,264	$55,975	8%	$55,975	$52,474	7%
Deferred compensation expense (benefit)	5,977	(2,121)	NM	(2,121)	2,382	NM
General and administrative	13,278	11,649	14%	11,649	14,037	(17)%
Sales and marketing	5,867	5,243	12%	5,243	4,994	5%
Mutual fund administration	3,303	3,626	(9)%	3,626	4,313	(16)%
Total	88,689	74,372	19%	74,372	78,200	(5)%
Expenses for the Year Ended December 31, 2019 compared with Year Ended December 31, 2018
Compensation and Related Costs, Excluding Deferred Compensation Expense. Employee compensation and benefits increased by $4.3 million from the year ended December 31, 2018 to the year ended December 31, 2019. This increase is due to an increase in salary and related benefits of $3.0 million and an increase in incentive compensation of $1.3 million. We had 128 average full-time equivalent employees for 2019, compared to 120 for 2018. Incentive compensation expense can fluctuate significantly period over period as we evaluate investment performance, individual performance, Company performance and other factors.
Deferred Compensation Expense (Benefit). Deferred compensation expense was $6.0 million for the year ended December 31, 2019 due to market appreciation on our deferred compensation investments compared to deferred compensation (benefit) of $(2.1) million for the year ended December 31, 2018 due to market depreciation on our deferred compensation investments. The gain (loss) on deferred compensation plan investments increases (decreases) deferred compensation expense (benefit) and is included in operating income. Deferred compensation expense is offset by an equal amount in investment income below net operating income on the consolidated statements of income statement, and thus has no impact on net income attributable to the Company.
General and Administrative. General and administrative expenses increased by $1.6 million, or 14%, from the year ended December 31, 2018 to the year ended December 31, 2019. This increase is primarily due to increased corporate recruiting fees of $1.0 million, an increase in market research and data expense of $0.3 million, and an increase in software expense of $0.3 million.
Sales and Marketing. Sales and marketing expenses increased by $0.6 million, or 12%, from the year ended December 31, 2018 to the year ended December 31, 2019. The increase was due to our branding and public relations initiatives and additional sales data costs. For each of the years ended December 31, 2019 and 2018, approximately 56% and 65%, respectively, of sales and marketing expense is related to revenue sharing payments made to third party financial intermediaries.
Mutual Fund Administration. Mutual fund administration expenses decreased by $0.3 million, or 9%, from the year ended December 31, 2018 to the year ended December 31, 2019. Mutual fund administration expenses consist of both variable and fixed expenses. The variable expenses are based on Fund AUM and the number of shareholder accounts. The decrease was primarily due to a reduction in outsourced administrative services for the Funds which was brought in-house during 2018 and a 4% decrease in average Funds’ AUM from the year ended December 31, 2018 to the year ended December 31, 2019.
Expenses for the Year Ended December 31, 2018 compared with Year Ended December 31, 2017
Compensation and Related Costs, Excluding Deferred Compensation Expense. Employee compensation and benefits increased by $3.5 million from the year ended December 31, 2017 to the year ended December 31, 2018. This increase is due to an increase in salary and related benefits of $2.8 million and an increase in incentive compensation of $1.2 million, partially offset by a decrease in restricted stock expense of $0.4 million. We had 120 average full-time equivalent employees for 2018, compared to 114 for 2017. Incentive compensation expense can fluctuate significantly period over period as we evaluate investment performance, individual performance, Company performance and other factors.
Deferred Compensation Expense (Benefit). Deferred compensation (benefit) was $(2.1) million for the year ended December 31, 2018 due to market depreciation on our deferred compensation investments compared to deferred compensation expense of $2.4 million for the year ended December 31, 2017 due to market appreciation on our deferred compensation investments. The gain (loss) on deferred compensation plan investments increases (decreases) deferred compensation expense

(benefit) and is included in operating income. Deferred compensation expense is offset by an equal amount in investment income below net operating income on the consolidated statements of income statement, and thus has no impact on net income attributable to the Company.
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
Liquidity and Capital Resources
Sources of Liquidity
Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, investments, accounts receivable, and other current assets. Our main source of liquidity is cash flows from operating activities, which are generated from investment advisory and mutual fund administration fees. Cash and cash equivalents, investments held directly by DHCM, accounts receivable, and other current assets represented $211 million and $216 million of total assets as of December 31, 2019 and 2018, respectively. We believe these sources of liquidity, as well as our continuing cash flows from operating activities, will be sufficient to meet our current and future operating needs for the next 12 months.
Uses of Liquidity
In line with the Company’s primary objective to fulfill our fiduciary duty to clients and secondary objective to achieve an adequate long-term return for shareholders, we anticipate our main uses of cash will be for operating expenses and seed capital to fund new and existing investment strategies.
Our Board of Directors and management regularly review various factors to determine whether we have capital in excess of that required for the business and the appropriate use of any excess capital. The factors considered include our investment opportunities, capital needed for investment strategies, risks, and future dividend and capital gain tax rates. On September 25, 2018, we announced that our Board of Directors had authorized the Repurchase Program.
The authority to repurchase shares may be exercised from time to time as market conditions warrant and is subject to regulatory considerations. Evaluating management’s stewardship of capital for shareholders is a central part of our investment discipline that we practice for our clients. We hold ourselves to the same standard.
The following table summarizes the quarterly repurchase transactions made under the Repurchase Program since its inception:

Period	Total Number of Shares Purchased	Average Price Paid Per Share Purchased	Purchase Price of Shares Purchased
Quarter Ended December 31, 2018	45,470	$158.99	$7,229,249
Quarter Ended March 31, 2019	53,645	147.40	7,907,055
Quarter Ended June 30, 2019	54,950	141.08	7,752,572
Quarter Ended September 30, 2019	57,207	132.49	7,579,435
Quarter Ended December 31, 2019	110,351	140.56	15,510,592
Total	321,623	$142.96	$45,978,903

While 2019 was the twelfth consecutive year that the Company has paid a special dividend, there can be no assurance that we will pay a dividend in the future. We have paid out special dividends totaling $24.00 per share from 2017 through 2019. The 2019, 2018, and 2017 special dividends reduced shareholders’ equity by $30.3 million, $28.1 million, and $24.3 million, respectively.
Working Capital
As of December 31, 2019, the Company had working capital of approximately $177 million, compared to $180 million at December 31, 2018. Working capital includes cash, accounts receivable, investments, direct investments in Consolidated Funds, and other current assets of DHCM, net of accounts payable and accrued expenses, accrued incentive compensation, deferred compensation and other current liabilities of DHCM.
The Company has no debt, and we believe our available working capital is sufficient to cover current expenses and presently anticipated capital expenditures.
Below is a summary of investments as of December 31, 2019 and 2018:

	As of December 31,
	2019	2018
Corporate Investments:
Diamond Hill Core Bond Fund	$43,691,925	$37,197,134
Diamond Hill Research Opportunities Fund	16,223,519	12,912,291
Diamond Hill High Yield Fund	14,984,548	25,931,879
Diamond Hill Global Fund	11,073,515	8,482,790
Diamond Hill International Fund(a)	8,039,570	1,057,445
Diamond Hill Mid Cap Fund	—	15,035,251
Diamond Hill Valuation-Weighted 500 ETF(b)	—	11,497,699
Total Corporate Investments	94,013,077	112,114,489
Deferred Compensation Plan Investments in the Funds	30,342,204	22,387,874
Total investments held by DHCM	124,355,281	134,502,363
Redeemable noncontrolling interest in Consolidated Funds(c)	15,081,897	68,985,854
Total investments	$139,437,178	$203,488,217
(a) As of June 28, 2019, the Company converted the Diamond Hill International Equity Fund, L.P. into the Diamond Hill International Fund.
(b) The Diamond Hill Valuation-Weighted 500 ETF that the Company previously advised (the “ETF”) closed effective April 5, 2019.
(c) The Company deconsolidated the ETF, Diamond Hill Core Bond Fund, and the Diamond Hill High Yield Fund during the year ended December 31, 2019, as the Company’s ownership in each declined to less than 50%.
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
For the year ended December 31, 2019, net cash provided by operating activities totaled $57.0 million. Cash provided by operating activities was primarily driven by net income of $59.8 million, the add back of share-based compensation of $9.1 million, depreciation of $1.2 million, net redemptions of securities held in the underlying investment portfolios of the Consolidated Funds of $6.3 million, and the effect of other non-cash items and timing differences in the cash settlement of assets and liabilities of $1.7 million. These cash inflows were partially offset by net gains on investments of $21.1 million. Absent the operating cash flows of the Consolidated Funds, cash flow from operations would have been approximately $53.5 million.

For the year ended December 31, 2018, net cash provided by operating activities totaled $28.1 million. The changes in net cash provided by operating activities were primarily driven by net income of $46.3 million, the add back of share-based compensation of $8.9 million and depreciation of $1.2 million, net losses on investments of $14.3 million, and the effect of other non-cash items and timing differences in the cash settlement of assets and liabilities of $9.6 million. These cash inflows were partially offset by the net purchases of trading securities held in the underlying investment portfolio of the Consolidated Funds of $52.2 million. Absent the operating cash flows of the Consolidated Funds, cash flow from operations would have been approximately $79.9 million.
For the year ended December 31, 2017, net cash provided by operating activities totaled $60.9 million. The changes in net cash provided by operating activities were primarily driven by net income of $51.6 million and the add back of share-based compensation of $8.6 million and depreciation of $0.9 million, and the effect of non-cash items and timing differences in the cash settlement of assets and liabilities of $5.3 million. These cash inflows were partially offset by the net change in securities held in our Consolidated Funds underlying investment portfolios of $5.5 million. Absent the operating cash flows of the Consolidated Funds, cash flow from operations would have been approximately $64.3 million.
Cash Flows from Investing Activities
The Company’s cash flows from investing activities consist primarily of capital expenditures and purchases and redemptions in our investment portfolio.
Cash flows provided by investing activities totaled $10.9 million for the year ended December 31, 2019. The Company purchased corporate investments of $14.4 million (inclusive of $5.0 million of purchases into our deferred compensation plans) and made $0.7 million of property and equipment purchases during the period. These cash outflows were offset by redemptions of corporate investments of $48.6 million. The remaining change in reported cash flows from investing activities was attributable to $22.7 million in net cash that was removed from our balance sheet due to the deconsolidation of the ETF during the period.
Cash flows used in investing activities totaled $4.3 million for the year ended December 31, 2018. The Company purchased corporate investments of $6.3 million and made $0.8 million of property and equipment purchases during the period. These cash outflows were partially offset by redemptions of corporate investments of $2.9 million.
Cash flows used in investing activities totaled $18.6 million for the year ended December 31, 2017. The Company purchased corporate investments of $21.0 million and made $1.1 million of property and equipment purchases during the period. These cash outflows were partially offset by redemptions of corporate investments of $3.6 million.
Cash Flows from Financing Activities
The Company’s cash flows from financing activities consist primarily of the payment of special dividends, the repurchase of its common shares, shares withheld related to employee tax withholding and distributions to, or contributions from, redeemable noncontrolling interest holders.
For the year ended December 31, 2019, net cash used in financing activities totaled $59.1 million, consisting of the payment of special dividends of $30.3 million, the repurchase of the Company’s common shares of $38.7 million, and the value of shares withheld related to employee tax withholding of $1.4 million. These financing outflows were partially offset by net subscriptions received from redeemable noncontrolling interest holders of $11.3 million.
For the year ended December 31, 2018, net cash used in financing activities totaled $16.0 million, consisting of the payment of special dividends of $28.1 million, the repurchase of the Company’s common shares of $7.2 million, and the value of shares withheld related to employee tax withholding of $1.9 million. These financing outflows were partially offset by net subscriptions received from redeemable noncontrolling interest holders of $21.2 million.
For the year ended December 31, 2017, net cash used in financing activities totaled $23.0 million, consisting of the payment of special dividends of $24.3 million and the value of shares withheld related to employee tax withholding of $5.0 million. These financing outflows were partially offset by net subscriptions received from redeemable noncontrolling interest holders of $6.3 million.

Supplemental Consolidated Cash Flow Statement
The following table summarizes the condensed cash flows for the years ended December 31, 2019, 2018, and 2017 that are attributable to Diamond Hill Investment Group, Inc. and to the Consolidated Funds, and the related eliminations required in preparing the consolidated financial statements.

	Year Ended December 31, 2019
	Cash flow attributable to Diamond Hill Investment Group, Inc.	Cash flow attributable to Consolidated Funds	Eliminations	As reported on the Consolidated Statement of Cash Flows
Cash flows from Operating Activities:
Net Income	$54,959,024	$12,108,850	$(7,313,555)	$59,754,319
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,164,207	—	—	1,164,207
Share-based compensation	9,081,421	—	—	9,081,421
Net (gains)/losses on investments	(16,263,168)	(12,108,850)	7,313,555	(21,058,463)
Net change in securities held by Consolidated Funds	—	6,286,645	—	6,286,645
Other changes in assets and liabilities	4,518,254	(2,780,140)	—	1,738,114
Net cash provided by operating activities	53,459,738	3,506,505	—	56,966,243
Net cash provided by (used in) investing activities	25,702,461	(22,723,853)	7,876,466	10,855,074
Net cash provided by (used in) financing activities	(70,416,005)	19,217,348	(7,876,466)	(59,075,123)
Net change during the period	8,746,194	—	—	8,746,194
Cash and cash equivalents at beginning of year	84,430,059	—	—	84,430,059
Cash and cash equivalents at end of year	$93,176,253	$—	$—	$93,176,253

	Year Ended December 31, 2018
	Cash flow attributable to Diamond Hill Investment Group, Inc.	Cash flow attributable to Consolidated Funds	Eliminations	As reported on the Consolidated Statement of Cash Flows
Cash flows from Operating Activities:
Net Income	$47,375,829	$(2,677,977)	$1,616,536	$46,314,388
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,159,380	—	—	1,159,380
Share-based compensation	8,896,610	—	—	8,896,610
Net (gains)/losses on investments	13,235,941	2,677,977	(1,616,536)	14,297,382
Net change in securities held by Consolidated Funds	—	(52,168,968)	—	(52,168,968)
Other changes in assets and liabilities	9,202,427	429,372	—	9,631,799
Net cash provided by (used in) operating activities	79,870,187	(51,739,596)	—	28,130,591
Net cash provided by (used in) investing activities	(34,792,725)	—	30,531,828	(4,260,897)
Net cash provided by (used in) financing activities	(37,249,511)	51,739,596	(30,531,828)	(16,041,743)
Net change during the period	7,827,951	—	—	7,827,951
Cash and cash equivalents at beginning of year	76,602,108	—	—	76,602,108
Cash and cash equivalents at end of year	$84,430,059	$—	$—	$84,430,059

	Year Ended December 31, 2017
	Cash flow attributable to Diamond Hill Investment Group, Inc.	Cash flow attributable to Consolidated Funds	Eliminations	As reported on the Consolidated Statement of Cash Flows
Cash flows from Operating Activities:
Net Income	$49,988,957	$5,665,511	$(4,052,799)	$51,601,669
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	888,197	—	—	888,197
Share-based compensation	8,582,069	—	—	8,582,069
Net (gains)/losses on investments	(8,118,039)	(5,665,511)	4,052,799	(9,730,751)
Net change in securities held by Consolidated Funds	—	(5,511,669)	—	(5,511,669)
Other changes in assets and liabilities	12,912,965	2,177,279	—	15,090,244
Net cash provided by (used in) operating activities	64,254,149	(3,334,390)	—	60,919,759
Net cash used in investing activities	(15,485,455)	—	(3,068,364)	(18,553,819)
Net cash provided by (used in) financing activities	(29,243,784)	3,221,712	3,068,364	(22,953,708)
Net change during the period	19,524,910	(112,678)	—	19,412,232
Cash and cash equivalents at beginning of year	57,077,198	112,678	—	57,189,876
Cash and cash equivalents at end of year	$76,602,108	$—	$—	$76,602,108
Selected Quarterly Information
Our unaudited quarterly results of operations for the years ended December 31, 2019 and 2018 are summarized below:

	At or For the Quarter Ended
	2019				2018
(in thousands, except per share data)	12/31	09/30	06/30	03/31	12/31	09/30	06/30	03/31
Assets under management (in millions)	$23,399	$22,203	$21,612	$20,880	$19,108	$22,629	$21,827	$21,929
Total revenue	35,908	34,592	33,545	32,579	34,446	37,471	35,928	37,782
Compensation and related costs, excluding deferred compensation expense	16,651	15,715	14,342	13,557	12,497	14,459	14,117	14,903
Deferred compensation expense (benefit)	1,925	357	1,283	2,412	(3,045)	983	456	(515)
Other expenses	5,368	5,763	5,840	5,476	5,207	5,114	5,005	5,190
Total operating expenses	23,944	21,835	21,465	21,445	14,659	20,556	19,578	19,578
Net operating income	11,964	12,757	12,080	11,134	19,787	16,915	16,350	18,204
Investment income, net	6,880	2,822	6,520	14,285	(13,488)	5,210	3,565	(1,559)
Income before taxes	18,844	15,579	18,600	25,419	6,299	22,125	19,915	16,645
Income tax expense	(4,321)	(4,062)	(4,442)	(5,863)	(4,223)	(5,727)	(5,017)	(3,702)
Net income	14,523	11,517	14,158	19,556	2,076	16,398	14,898	12,943
Net income attributable to common shareholders	13,414	11,417	13,195	16,933	4,809	15,208	14,370	12,989
Diluted EPS	$3.99	$3.35	$3.79	$4.84	$1.37	$4.31	$4.08	$3.72
Diluted weighted shares outstanding	3,364	3,412	3,478	3,497	3,514	3,532	3,520	3,492

Contractual Obligations
The following table presents a summary of the Company’s future obligations under the terms of operating leases and lease commitments, other contractual purchase obligations, and deferred compensation obligations at December 31, 2019. Other purchase obligations include contractual amounts that will be due for the purchase of services to be used in our operations, such as mutual fund sub-administration and investment related research software. These obligations may be cancelable at earlier times than those indicated and, under certain conditions, may involve termination fees. Because these obligations are primarily of a normal recurring nature, we expect to fund them from future cash flows from operations. Deferred compensation obligations includes compensation that will be paid out in future years and which will be funded by the related deferred compensation investments currently held on our consolidated balance sheets (see Note 7 to the consolidated financial statements). The information presented does not include operating expenses or capital expenditures that will be committed in the normal course of operations in 2020 and future years:

		Payments Due by Period
(in thousands)	Total	2020	2021	2022	2023	2024	Thereafter
Operating lease obligations	$3,267	$615	$624	$624	$624	$624	$156
Purchase obligations	3,834	3,139	393	160	142	—	—
Deferred compensation obligations	30,342	2,919	3,418	2,808	3,338	3,524	14,335
Total	$37,443	$6,673	$4,435	$3,592	$4,104	$4,148	$14,491
Use of Supplemental Data as Non-GAAP Performance Measures
As supplemental information, we are providing performance measures that are based on methodologies other than U.S. generally accepted accounting principles (“non-GAAP”). We believe the non-GAAP measures below are useful measures of our core business activities, are important metrics in estimating the value of an asset management business and may enable more appropriate comparison to our peers. These non-GAAP measures should not be a substitute for financial measures calculated in accordance with U.S. generally accepted accounting principles (“GAAP”) and may be calculated differently by other companies. The following schedule reconciles GAAP measures to non-GAAP measures for the years ended December 31, 2019, 2018, and 2017, respectively.

	Year Ended December 31,
(in thousands, except percentages and per share data)	2019	2018	2017
Total revenue	$136,624	$145,628	$145,202

Net operating income, GAAP basis	$47,935	$71,256	$67,001
Non-GAAP adjustments:
Gains (losses) on deferred compensation plan investments, net(1)	5,977	(2,122)	2,382
Net operating income, as adjusted, non-GAAP basis(2)	53,912	69,134	69,383
Non-GAAP adjustments:
Tax provision on net operating income, as adjusted, non-GAAP basis(3)	(13,680)	(19,542)	(25,704)
Net operating income, as adjusted, after tax, non-GAAP basis(4)	$40,232	$49,592	$43,679

Net operating income, as adjusted after tax per diluted share, non-GAAP basis(5)	$11.71	$14.11	$12.65
Diluted weighted average shares outstanding, GAAP basis	3,437	3,515	3,452

Operating profit margin, GAAP basis	35%	49%	46%
Operating profit margin, as adjusted, non-GAAP basis(6)	39%	47%	48%
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
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements. We do not have any obligation under a guarantee contract, or a retained or contingent interest in assets or similar arrangement that serves as credit, liquidity or market risk support for such assets, or any other obligation, contingent or otherwise, under a contract that would be accounted for as a derivative instrument or arising out of a variable interest.
Critical Accounting Policies and Estimates
Consolidation. We consolidate all subsidiaries and certain investments in which we have a controlling interest. We are generally deemed to have a controlling interest when we own the majority of the voting interest of a voting rights entity (“VRE”) or are deemed to be the primary beneficiary of a variable interest entity (“VIE”). A VIE is an entity that lacks sufficient equity to finance its activities or its equity holders do not have defined power to direct the activities of the entity normally associated with an equity investment. Our analysis to determine whether an entity is a VIE or a VRE involves judgment and considers several factors, including an entity’s legal organization, equity structure, the rights of the investment holders, our ownership interest in the entity, and our contractual involvement with the entity. We continually review and reconsider our VIE or VRE conclusions upon the occurrence of certain events, such as changes to our ownership interest, or amendments to contract documents.
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
Revenue Recognition when Acting as an Agent vs. Principal. The Funds have selected and contractually engaged certain vendors to fulfill various services to benefit the Funds’ shareholders or to satisfy regulatory requirements of the Funds. These services include, among others, required fund shareholder mailings, registration services, and legal and audit services. DHCM, in fulfilling a portion of its role under the administration agreement with the Funds, acts as agent to pay these obligations of the Funds. Each vendor is independently responsible for fulfillment of the services it has been engaged to provide and negotiates fees and terms with the management and board of trustees of the Funds. The fee that the Funds pay to DHCM is reviewed annually by the Funds’ board of trustees and specifically takes into account the contractual expenses that DHCM pays on behalf of the Funds. As a result, DHCM is not involved in the delivery or pricing of these services and bears no risk related to these services. Revenue has been recorded net of these Fund expenses, as appropriate for this agency relationship.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk
The Company’s revenues and net income are based primarily on the value of AUM. Accordingly, declines in financial market values directly and negatively impact our investment advisory revenues and net income.
We invest in the Funds, which are market risk sensitive financial instruments. These investments have inherent market risk in the form of price risk; that is, the potential future loss of value that would result from a decline in their fair value. Market prices fluctuate and the amount realized upon subsequent sale may differ significantly from the reported market value.

The table below summarizes our market risks as of December 31, 2019, and shows the effects of a hypothetical 10% increase and decrease in investments.

	Fair Value as of December 31, 2019	Fair Value Assuming a Hypothetical 10% Increase	Fair Value Assuming a Hypothetical 10% Decrease
Equity investments	$75,175,391	$82,692,930	$67,657,852
Fixed Income investments	64,261,787	70,687,966	57,835,608
Total	$139,437,178	$153,380,896	$125,493,460

ITEM 8.	Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Diamond Hill Investment Group, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Diamond Hill Investment Group, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, shareholders’ equity and redeemable noncontrolling interest, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
February 27, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Diamond Hill Investment Group, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Diamond Hill Investment Group, Inc.’s and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, shareholders’ equity and redeemable noncontrolling interest, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2020 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A of the Company’s December 31, 2019 annual report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ KPMG LLP
Columbus, Ohio
February 27, 2020

Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$93,176,253	$84,430,059
Investments	139,437,178	203,488,217
Accounts receivable	17,223,362	20,290,283
Prepaid expenses	2,857,468	2,372,712
Income taxes receivable	3,849,099	—
Property and equipment, net of depreciation	5,733,737	3,680,472
Deferred taxes	10,386,853	11,466,100
Total assets	$272,663,950	$325,727,843
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$8,671,731	$15,561,491
Accrued incentive compensation	26,615,510	26,754,167
Income taxes payable	—	2,768,681
Deferred compensation	30,342,204	22,387,874
Total liabilities	65,629,445	67,472,213
Redeemable noncontrolling interest	14,178,824	62,679,687
Permanent Shareholders’ Equity
Common stock, no par value 7,000,000 shares authorized; 3,294,672 issued and outstanding at December 31, 2019 (inclusive of 227,844 unvested shares); 3,499,285 issued and outstanding at December 31, 2018 (inclusive of 211,575 unvested shares)	95,853,477	124,933,060
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred equity compensation	(20,331,890)	(22,008,054)
Retained Earnings	117,334,094	92,650,937
Total permanent shareholders’ equity	192,855,681	195,575,943
Total liabilities and shareholders’ equity	$272,663,950	$325,727,843

Book value per share	$58.54	$55.89
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income

	Year Ended December 31,
	2019	2018	2017
REVENUES:
Investment advisory	$128,009,409	$135,317,805	$132,688,462
Mutual fund administration, net	8,614,971	10,309,943	12,513,267
Total revenue	136,624,380	145,627,748	145,201,729
OPERATING EXPENSES:
Compensation and related costs, excluding deferred compensation expense	60,264,117	55,975,361	52,474,403
Deferred compensation expense (benefit)	5,976,938	(2,121,691)	2,381,569
General and administrative	13,277,843	11,648,925	14,036,681
Sales and marketing	5,867,297	5,242,848	4,994,525
Mutual fund administration	3,302,767	3,625,898	4,313,185
Total operating expenses	88,688,962	74,371,341	78,200,363
NET OPERATING INCOME	47,935,418	71,256,407	67,001,366
Investment income (loss), net	30,507,375	(6,272,678)	14,017,593
INCOME BEFORE TAXES	78,442,793	64,983,729	81,018,959
Income tax expense	(18,688,474)	(18,669,341)	(29,417,290)
NET INCOME	59,754,319	46,314,388	51,601,669
Net (income) loss attributable to redeemable noncontrolling interest	(4,795,295)	1,061,441	(1,612,712)
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$54,959,024	$47,375,829	$49,988,957
Earnings per share attributable to common shareholders
Basic	$15.99	$13.49	$14.49
Diluted	$15.99	$13.48	$14.48
Weighted average shares outstanding
Basic	3,436,574	3,512,470	3,448,824
Diluted	3,436,641	3,514,528	3,451,838
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest

	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at January 1, 2017	3,411,556	$109,293,803	$(17,728,106)	$47,658,458	$139,224,155	$13,840,688
Issuance of restricted stock grants	57,350	8,454,411	(8,454,411)	—	—	—
Amortization of restricted stock grants	—	—	6,871,284	—	6,871,284	—
Issuance of stock grants	19,219	3,892,424	—	—	3,892,424	—
Issuance of common stock related to 401k plan match	8,478	1,710,785	—	—	1,710,785	—
Shares withheld related to employee tax withholding	(24,425)	(4,966,042)	—	—	(4,966,042)	—
Forfeiture of restricted stock grants	(1,750)	(176,270)	176,270	—	—	—
Cash dividend paid of $7.00 per share	—	—	—	(24,277,743)	(24,277,743)	—
Net income	—	—	—	49,988,957	49,988,957	1,612,712
Net subscriptions of consolidated funds	—	—	—	—	—	4,623,406
Balance at December 31, 2017	3,470,428	$118,209,111	$(19,134,963)	$73,369,672	$172,443,820	$20,076,806
Issuance of restricted stock grants	73,025	13,654,592	(13,654,592)	—	—	—
Amortization of restricted stock grants	—	—	6,664,875	—	6,664,875	—
Issuance of stock grants	20,153	4,109,197	—	—	4,109,197	—
Issuance of common stock related to 401k plan match	11,967	2,231,735	—	—	2,231,735	—
Shares withheld related to employee tax withholding	(9,918)	(1,925,700)	—	—	(1,925,700)	—
Forfeiture of restricted stock grants	(20,900)	(4,116,626)	4,116,626	—	—	—
Repurchases of common stock	(45,470)	(7,229,249)	—	—	(7,229,249)	—
Cash dividend paid of $8.00 per share	—	—	—	(28,094,564)	(28,094,564)	—
Net income	—	—	—	47,375,829	47,375,829	(1,061,441)
Net subscriptions of consolidated funds	—	—	—	—	—	27,219,682
New consolidations of Company sponsored investments	—	—	—	—	—	16,444,640
Balance at December 31, 2018	3,499,285	$124,933,060	$(22,008,054)	$92,650,937	$195,575,943	$62,679,687
Issuance of restricted stock grants	53,969	7,471,799	(7,471,799)	—	—	—
Amortization of restricted stock grants	—	—	6,584,485	—	6,584,485	—
Issuance of stock grants	24,048	3,655,296	—	—	3,655,296	—
Issuance of common stock related to 401k plan match	17,651	2,496,936	—	—	2,496,936	—
Shares withheld related to employee tax withholding	(9,928)	(1,390,482)	—	—	(1,390,482)	—
Forfeiture of restricted stock grants	(14,200)	(2,563,478)	2,563,478	—	—	—
Repurchases of common stock	(276,153)	(38,749,654)	—	—	(38,749,654)	—
Cash dividend paid of $9.00 per share	—	—	—	(30,275,867)	(30,275,867)	—
Net income	—	—	—	54,959,024	54,959,024	4,795,295
Net subscriptions of consolidated funds	—	—	—	—	—	8,095,940
Net deconsolidations of Company sponsored investments	—	—	—	—	—	(61,392,098)
Balance at December 31, 2019	3,294,672	$95,853,477	$(20,331,890)	$117,334,094	$192,855,681	$14,178,824
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$59,754,319	$46,314,388	$51,601,669
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,164,207	1,159,380	888,197
Share-based compensation	9,081,421	8,896,610	8,582,069
Increase in accounts receivable	(5,021,516)	(1,014,839)	(1,615,070)
Change in current income taxes	(6,617,780)	6,883,643	(3,003,072)
Change in deferred income taxes	1,079,247	(5,622,396)	2,893,063
Net (gain) loss on investments	(21,058,463)	14,297,382	(9,730,751)
Net change in securities held by Consolidated Funds	6,286,645	(52,168,968)	(5,511,669)
Increase in accrued incentive compensation	3,516,639	5,366,864	6,705,424
Increase in deferred compensation	7,954,330	1,907,084	6,298,320
Other changes in assets and liabilities	827,194	2,111,443	3,811,579
Net cash provided by operating activities	56,966,243	28,130,591	60,919,759
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(707,790)	(781,951)	(1,106,520)
Purchase of Company sponsored investments	(14,351,062)	(6,332,090)	(21,044,429)
Proceeds from sale of Company sponsored investments	48,637,779	2,853,144	3,597,130
Net cash on deconsolidation of Company sponsored investments	(22,723,853)	—	—
Net cash provided by (used in) investing activities	10,855,074	(4,260,897)	(18,553,819)
CASH FLOWS FROM FINANCING ACTIVITIES:
Value of shares withheld related to employee tax withholding	(1,390,482)	(1,925,700)	(4,966,042)
Payment of dividends	(30,275,867)	(28,094,564)	(24,277,743)
Net subscriptions received from redeemable noncontrolling interest holders	11,340,880	21,207,770	6,290,077
Repurchase of common stock	(38,749,654)	(7,229,249)	—
Net cash used in financing activities	(59,075,123)	(16,041,743)	(22,953,708)
CASH AND CASH EQUIVALENTS
Net change during the year	8,746,194	7,827,951	19,412,232
At beginning of year	84,430,059	76,602,108	57,189,876
At end of year	$93,176,253	$84,430,059	$76,602,108
Supplemental cash flow information:
Income taxes paid	$24,227,006	$17,408,094	$29,527,299
Supplemental disclosure of non-cash transactions:
Common stock issued as incentive compensation	3,655,296	4,109,197	3,892,424
Charitable donation of corporate investments and property and equipment	—	1,989,803	1,748,841
Net (redemptions) subscriptions of ETF Shares for marketable securities	(3,244,940)	6,282,621	(1,555,305)
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Notes to Consolidated Financial Statements

Note 1 Business and Organization
Diamond Hill Investment Group, Inc. (the “Company”), an Ohio corporation, derives its consolidated revenues and net income from investment advisory and fund administration services.
Diamond Hill Capital Management, Inc. (“DHCM”), an Ohio corporation, is a wholly owned subsidiary of the Company and a registered investment adviser. DHCM is the investment adviser to the Diamond Hill Funds (the “Funds”), a series of open-end mutual funds, sub-advised mutual funds, and separately managed accounts. In addition, DHCM is administrator for the Funds.
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
These Consolidated Financial Statements reflect, in the opinion of the Company, all material adjustments (which include only normal recurring adjustments) necessary to fairly present the Company’s financial position as of December 31, 2019 and 2018, and results of operations for the years ended December 31, 2019, 2018 and 2017. The preparation of the Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expense during the reporting period. Estimates have been prepared on the basis of the most current and best available information, but actual results could differ materially from those estimates.
Reclassification
Certain prior period amounts and disclosures may have been reclassified to conform to the current period’s financial presentation.
Book Value Per Share
Book value per share is computed by dividing total shareholders’ equity by the number of shares issued and outstanding at the end of the measurement period.
Principles of Consolidation
The accompanying consolidated financial statements include the operations of the Company and its controlled subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.
The Company holds certain investments in the Funds, and previously held an investment in the ETF, for general corporate investment purposes, to provide seed capital for newly formed strategies or to add capital to existing strategies. The Funds are organized in a series fund structure in which there are multiple mutual funds within one Trust. The Trust is an open-end investment company registered under the Investment Company Act of 1940, as amended (the"1940 Act"). The ETF was an individual series of ETF Series Solutions, which was also an open-end investment company registered under the 1940 Act. The ETF liquidated and its assets were distributed to its shareholders on April 5, 2019. Each of the individual mutual funds represents (and the ETF represented) a separate share class of a legal entity organized under the Trust.
The Company performs its consolidation analysis at the individual mutual fund and ETF level and has concluded the mutual funds are, and the ETF was, voting rights entities ("VREs") because the structure of the investment product is such that the shareholders are deemed to have the power through voting rights to direct the activities that most significantly impact the entity's economic performance. To the extent material, these investment products are consolidated if Company ownership, directly or indirectly, represents a majority interest (greater than 50%). The Company records redeemable noncontrolling interests in consolidated investments for which the Company's ownership is less than 100%. The Company has consolidated the Diamond Hill International Fund and the Diamond Hill Global Fund (collectively the "Consolidated Funds") as of

December 31, 2019. The Company deconsolidated the ETF, the Diamond Hill Core Bond Fund and the Diamond Hill High Yield Fund during the year ended December 31, 2019 as the Company's ownership declined to less than 50%.
Redeemable Noncontrolling Interest
Redeemable noncontrolling interest represents third-party interests in the Consolidated Funds. This interest is redeemable at the option of the investors and therefore is not treated as permanent equity. Redeemable noncontrolling interest is recorded at redemption value, which approximates the fair value each reporting period.
Segment Information
Management has determined that the Company operates in one business segment, providing investment management and administration services to mutual funds, sub-advised mutual funds, and separately managed accounts. Therefore, no disclosures relating to operating segments are presented in the annual financial statements.
Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and money market mutual funds held by DHCM.
Accounts Receivable
Accounts receivable are recorded when they are due and are presented on the balance sheet net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of the individuals or entities that owe the receivable. No allowance for doubtful accounts was deemed necessary at December 31, 2019 or 2018. Accounts receivable from the Funds were $10.7 million and $9.4 million as of December 31, 2019 and 2018, respectively.
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
Property and Equipment
Property and equipment, consisting of leasehold improvements, computer equipment, furniture, and fixtures, are carried at cost less accumulated depreciation. Accumulated depreciation was $6.4 million and $5.2 million as of December 31, 2019 and 2018, respectively. Depreciation is calculated using the straight-line method over the estimated lives of the assets.
Revenue Recognition – General
Revenue is recognized when performance obligations under the terms of a contract with a client are satisfied. The Company earns substantially all of its revenue from investment advisory and fund administration contracts. Investment advisory and administration fees, generally calculated as a percentage of AUM are recorded as revenue as services are performed. In addition to fixed fees based on a percentage of AUM, certain client accounts also provide periodic variable rate fees.
Revenue earned for the years ended December 31, 2019, 2018 and 2017 under contracts with clients include:

	Year Ended December 31, 2019
	Investment advisory	Mutual fund administration, net	Total revenue
Proprietary funds	$97,327,310	$8,614,971	$105,942,281
Sub-advised funds and separately managed accounts	30,682,099	—	30,682,099
	$128,009,409	$8,614,971	$136,624,380

	Year Ended December 31, 2018
	Investment advisory	Mutual fund administration, net	Total revenue
Proprietary funds	$105,228,977	$10,309,943	$115,538,920
Sub-advised funds and separately managed accounts	30,088,828	—	30,088,828
	$135,317,805	$10,309,943	$145,627,748

	Year Ended December 31, 2017
	Investment advisory	Mutual fund administration, net	Total revenue
Proprietary funds	$104,233,581	$12,513,267	$116,746,848
Sub-advised funds and separately managed accounts	28,454,881	—	28,454,881
	$132,688,462	$12,513,267	$145,201,729

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
The Company also provides services to UMA programs in which an investment manager provides its strategy model portfolio to the sponsor of the UMA program. The Company is paid a portion of the UMA fee for its services by the program sponsor at a pre-determined rate based on assets in the program. UMA program revenues were $2.0 million, $1.5 million and $1.2 million as of December 31, 2019, 2018 and 2017, respectively and are included in investment advisory fees in the consolidated statements of income.

Revenue Recognition – Variable Rate Fees
The Company manages certain client accounts that provide for variable rate fees. These fees are calculated based on client investment results over rolling five-year periods. The Company records variable rate fees at the end of the contract measurement period because the variable fees earned are constrained based on movements in the financial markets. During the years ended December 31, 2019, 2018, and 2017, the Company recorded $1.3 million, $1.4 million, and $0.2 million, respectively, in variable rate fees. The table below shows AUM subject to variable rate fees and the amount of variable rate fees that would be recognized based upon investment results as of December 31, 2019:

	As of December 31, 2019
	AUM subject to variable rate fees	Unearned variable rate fees
Contractual Period Ending:
Quarter Ending March 31, 2020	$14,805,313	$—
Quarter Ending September 30, 2021	308,024,014	6,932,423
Total	$322,829,327	$6,932,423

The contractual end dates highlight the time remaining until the variable rate fees are scheduled to be earned. The amount of variable rate fees that would be recognized based upon investments results as of December 31, 2019, will increase or decrease based on future client investment results through the contractual period end. There can be no assurance that the unearned amounts will ultimately be earned.
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

Mutual fund administration gross and net revenue are summarized below:

	Year Ended December 31,
	2019	2018	2017
Mutual fund administration:
Administration revenue, gross	$22,569,946	$24,463,538	$26,219,881
Fund related expense	(13,989,139)	(14,183,370)	(13,748,445)
Revenue, net of related expenses	8,580,807	10,280,168	12,471,436
DHCM C-Share financing:
Broker commission advance repayments	240,459	332,680	416,614
Broker commission amortization	(206,295)	(302,905)	(374,783)
Financing activity, net	34,164	29,775	41,831
Mutual fund administration revenue, net	$8,614,971	$10,309,943	$12,513,267

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
The Company is subject to examination by federal and applicable state and local jurisdictions for various tax periods. The Company’s income tax positions are based on research and interpretations of the income tax laws and rulings in each of the jurisdictions in which it does business. Due to the subjectivity of interpretations of laws and rulings in each jurisdiction, the differences and interplay in tax laws among those jurisdictions, and the inherent uncertainty in estimating the final resolution of complex tax audit matters, the Company’s estimates of income tax liabilities may differ from actual payments or assessments. The Company regularly assesses its position with regard to tax exposures and records liabilities for these uncertain tax positions and related interest and penalties, if any, according to the principles of FASB ASC 740, Income Taxes. The Company records interest and penalties within income tax expense on the income statement. See Note 9.
Earnings Per Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period, which includes participating securities. Diluted EPS reflects the potential dilution of EPS due to unvested restricted stock units. See Note 10.
Newly Issued But Not Yet Adopted Accounting Guidance
In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurements.” This update makes certain revisions to existing disclosure requirements for fair value measurement. ASU 2018-13 does not change fair value measurements already required or permitted by existing standards. ASU 2018-13 is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Management does not believe that adoption of ASU 2018-13 will materially impact the Company’s financial statements.

Note 3 Investments
The following table summarizes the carrying value of investments as of December 31, 2019 and 2018:

	As of December 31,
	2019	2018
Fair value investments:
Securities held in Consolidated Funds(a)	$36,248,360	$153,730,480
Company sponsored investments	42,039,044	33,418,088
Company sponsored equity method investments	61,149,774	16,339,649
Total Investments	$139,437,178	$203,488,217

(a) Of the securities held in the Consolidated Funds as of December 31, 2019, $21.1 million were held directly by the Company and $15.1 million were held by noncontrolling shareholders. Of the securities held in the Consolidated Funds as of December 31, 2018, $84.7 million were held directly by the Company and $69.0 million were held by noncontrolling shareholders.
As of December 31, 2019, our securities held in Consolidated Funds consisted of the Diamond Hill Global Fund and the Diamond Hill International Fund as our ownership percentage in these investments was greater than 50%.
During the year ended December 31, 2019, the Company began consolidating the Diamond Hill International Fund as ownership increased above 50% and deconsolidated the ETF, the Diamond Hill Core Bond Fund and the Diamond Hill High Yield Fund as our ownership in each declined to less than 50%.
As of December 31, 2018, our securities held in Consolidated Funds consisted of the ETF, the Diamond Hill Core Bond Fund, the Diamond Hill Global Fund, and the Diamond Hill High Yield Fund as our ownership percentage in these investments was greater than 50%. During the year ended December 31, 2018, the Company consolidated the Diamond Hill Global Fund and the Diamond Hill High Yield Fund as our ownership interest in each increased to above 50%.
The components of net investment income (loss) are as follows:

	For the Year Ended December 31,
	2019	2018	2017
Realized gains	$9,056,152	$2,143,695	$2,497,707
Unrealized gains (losses)	15,086,747	(16,067,048)	8,077,335
Dividends	5,350,146	2,814,026	2,248,185
Interest	987,240	4,857,261	1,195,995
Other investment income (loss)	27,090	(20,612)	(1,629)
Investment income (loss), net	$30,507,375	$(6,272,678)	$14,017,593

Company Sponsored Equity Method Investments
As of December 31, 2019, our equity method investments consisted of the Diamond Hill Research Opportunities Fund and the Diamond Hill Core Bond Fund, and our ownership percentage in each of these investments was 23% and 36%, respectively. During the first half of 2019 there were periods of time where our ownership in the Diamond Hill High Yield Fund was between 20% and 50%, and thus, a portion of its income is included in the table below for the year ended December 31, 2019. During the first half of 2019 there were periods of time where our ownership in the Diamond Hill Core Bond Fund was greater than 50%, and thus, a portion of its income is excluded from the table below for the year ended December 31, 2019.
As of December 31, 2018, our equity method investment consisted of the Diamond Hill Research Opportunities Fund, and our ownership percentage in this investment was 28% and its income is included in the table below for the year ended December 31, 2018. For the year ended December 31, 2017, our equity method investments consisted of the Diamond Hill Research Opportunities Fund and the Diamond Hill High Yield Fund, as our ownership percentage in each of these investments were 26% and 48%, respectively, thus their income is included in the table below.

The Company’s equity method investments consist of cash, marketable equity securities and fixed income securities. The following table includes the condensed summary financial information from the Company’s equity method investments as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017:

		As of December 31,
		2019	2018
Total assets		$237,073,628	$80,845,124
Total liabilities		38,453,935	22,287,437
Net assets		198,619,693	58,557,687
DHCM’s portion of net assets		61,149,774	16,339,649

	For the Year Ended December 31,
	2019	2018	2017
Investment income	$5,346,588	$1,154,007	$2,944,836
Expenses	1,551,291	978,322	1,176,896
Net realized gains	6,390,727	1,918,661	4,432,850
Net change in unrealized appreciation (depreciation)	14,805,837	(10,229,319)	5,613,627
Net income (loss)	24,991,861	(8,134,973)	11,814,417
DHCM’s portion of net income (loss)	8,301,571	(2,400,467)	3,206,702

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

The following table summarizes investments that are recognized in our consolidated balance sheet using fair value measurements (excludes investments classified as equity method investments) determined based upon the differing levels as of December 31, 2019 and 2018:

December 31, 2019	Level 1	Level 2	Level 3	Total
Cash equivalents	$90,144,943	$—	$—	$90,144,943
Fair value investments
Securities held in Consolidated Funds(a)	19,238,197	17,010,163	—	$36,248,360
Company sponsored investments	42,039,044	—	—	$42,039,044

December 31, 2018
Cash equivalents	80,690,647	—	—	$80,690,647
Fair value investments
Securities held in Consolidated Funds(a)	43,595,438	110,135,042	—	$153,730,480
Company sponsored investments	33,418,088	—	—	$33,418,088
(a) Of the securities held in the Consolidated Funds as of December 31, 2019, $21.1 million were held directly by the Company and $15.1 million were held by noncontrolling shareholders. Of the securities held in the Consolidated Funds as of December 31, 2018, $84.7 million were held directly by the Company and $69.0 million were held by noncontrolling shareholders.
The Company determines transfers between fair value hierarchy levels at the end of the reporting period. There were no transfers in or out of the levels during any of the years ended December 31, 2019, 2018, and 2017.
Changes to fair values of the investments are recorded in the Company’s consolidated statements of income as investment income (loss), net.
Note 5 Line of Credit
The Company has a committed Line of Credit Agreement (the "Credit Agreement") with a commercial bank that matures on December 25, 2020 and permits the Company to borrow up to $25.0 million. Borrowings under the Credit Agreement bear interest at a rate equal to LIBOR plus 1.00%. The Company pays a commitment fee on the unused portion of the facility, accruing at a rate per annum of 0.10%.
The Company has not borrowed under the Credit Agreement as of and for the period ended December 31, 2019.
The proceeds of the Credit Agreement may be used by the Company and its subsidiaries for ongoing working capital needs, to seed new and existing investment strategies, and for other general corporate purposes. The Credit Agreement contains representations, warranties and covenants that are customary for agreements of this type.
Note 6 Capital Stock
Common Shares
The Company has only one class of securities outstanding, common shares, no par value per share.
Authorization of Preferred Shares
The Company’s Amended and Restated Articles of Incorporation authorize the issuance of 1,000,000 “blank check” preferred shares with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors. The Board of Directors is authorized, without shareholder approval, to issue preferred shares with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting or other rights of the holders of the common shares. There were no preferred shares issued or outstanding at December 31, 2019 or 2018.

Note 7 Compensation Plans
Equity Incentive Plan
The Company’s equity and incentive plan (the “Plan”) is intended to facilitate the Company’s ability to attract and retain staff, provide additional incentive to employees and directors, and promote the success of the Company’s business. The Plan authorizes the issuance of 600,000 common shares of the Company in various forms of equity awards. The Plan also authorizes cash incentive awards. As of December 31, 2019, there were 233,582 common shares available for awards under the Plan. The Plan provides that the Board of Directors, or a committee appointed by the Board, may grant awards and otherwise administer the Plan. Restricted stock units and restricted stock grants issued under the Plan, which vest over time, are recorded as deferred compensation in the equity section of the balance sheet on the grant date and then recognized as compensation expense based on the grant date price over the vesting period of the respective grant. Stock grants issued under the Plan are recorded as compensation expense based on the grant date price.
Share-Based Payment Transactions
The Company issues restricted stock units and restricted stock awards (sometimes referred to collectively as, “Restricted Stock”) under the Plan. Restricted stock units represent common shares which may be issued in the future, whereas restricted stock awards represent common shares issued and outstanding upon grant subject to vesting restrictions. The following table represents a roll-forward of outstanding Restricted Stock and related activity during the years ended December 31, 2019 and 2018:

	Shares	Weighted-Average Grant Date Price per Share
Outstanding Restricted Stock as of December 31, 2018	214,575	$177.22
Grants issued	50,969	146.59
Grants vested	(23,500)	125.60
Grants forfeited	(14,200)	180.53
Outstanding Restricted Stock as of December 31, 2019	227,844	$175.49

The weighted-average grant date price per share of Restricted Stock issued during the years ended December 31, 2018 and 2017 was $195.00 and $204.46, respectively. The total fair value of Restricted Stock vested, as of their respective vesting dates, during the years ended December 31, 2019, 2018 and 2017 was $3.3 million, $5.8 million and $13.3 million, respectively.
Total deferred equity compensation related to unvested Restricted Stock grants was $20.3 million as of December 31, 2019. Compensation expense related to Restricted Stock grants is calculated based upon the fair market value of the common shares on the grant date. The Company’s policy is to adjust compensation expense for forfeitures as they occur. The recognition of compensation expense related to deferred compensation over the remaining vesting periods is as follows:

2020	2021	2022	2023	2024	Thereafter	Total
$6,505,660	$5,229,101	$4,246,953	$2,181,995	$1,049,747	$1,118,434	$20,331,890

Stock Grant Transactions
The following table represents shares issued as part of our incentive compensation program during the years ended December 31, 2019, 2018, and 2017:

	Shares Issued	Grant Date Value
December 31, 2019	24,048	$3,655,296
December 31, 2018	20,153	4,109,197
December 31, 2017	19,219	3,892,424

401(k) Plan
The Company sponsors a 401(k) plan in which all employees are eligible to participate. Employees may contribute a portion of their compensation subject to certain limits based on federal tax laws. Effective April 1, 2018, the Company increased its matching contributions of common shares of the Company with a value equal to 250 percent of the first six percent of an employee’s compensation contributed to the plan. Prior to April 1, 2018, the Company made matching contributions of common shares of the Company with a value equal to 200 percent of the first six percent of an employee’s compensation contribution to the plan. Employees become fully vested in the matching contributions after six plan years of employment. The following table summarizes the Company’s expenses attributable to the 401(k) plan during the years ended December 31, 2019, 2018 and 2017:

	Shares Issued	Company Contribution
December 31, 2019	17,651	$2,496,936
December 31, 2018	11,967	2,231,735
December 31, 2017	8,478	1,710,785

Deferred Compensation Plans
The Company offers two deferred compensation plans, the Diamond Hill Fixed Term Deferred Compensation Plan and the Diamond Hill Variable Term Deferred Compensation Plan (collectively the “Plans”). Under the Plans, participants may elect to voluntarily defer, for a minimum of five years, certain incentive compensation, which the Company then contributes into the Plans. Each participant is responsible for designating investment options for assets they contribute, and the distribution paid to each participant reflects any gains or losses on the assets realized while in the Plans. Assets held in the Plans are included in the Company’s investment portfolio, and the associated obligation to participants is included in deferred compensation liability. The gain (loss) on deferred compensation plan investments is recorded as deferred compensation expense (benefit), and is included in operating income. Deferred compensation expense is offset by an equal amount in investment income below net operating income on the consolidated statements of income statement, and thus has no impact on net income attributable to the Company. Deferred compensation liability was $30.3 million and $22.4 million as of December 31, 2019 and 2018, respectively.
Note 8 Operating Leases
The Company currently leases office space of approximately 37,829 square feet at one location.
In February 2016, the FASB issued ASU 2016-02, “Leases”, which, among other things, requires lessees to recognize most leases on-balance sheet. The Company adopted this ASU on its effective date, January 1, 2019, using a modified retrospective approach without restating prior comparative periods. Upon implementation, the Company recorded a right-of use asset of approximately $2.9 million, which includes the lease liability amount less deferred rent liabilities and lease incentives received, and a lease liability of approximately $3.6 million related to our office lease. As of December 31, 2019, the carrying value of the right-of use asset, which is included in property and equipment, net of depreciation on the consolidated balance sheets, was approximately $2.5 million. As of December 31, 2019, the carrying value of the lease liability which is included in accounts payable and accrued expenses on the consolidated balance sheets, was approximately $3.1 million. The adoption of this ASU had no impact on our consolidated statements of income and cash flows and there was no cumulative-effect adjustment required to opening retained earnings.
The following table summarizes the total lease and the related operating expenses for the years ended December 31, 2019, 2018 and 2017:

For the year ended December 31,
2019	2018	2017
$971,203	$970,143	$936,008

Lease and the related operating expenses are recorded in general and administrative expenses on the consolidated statements of income.

The approximate future minimum lease payments under the operating lease are as follows:

	Future Minimum Lease Payments by Year
Total	2020	2021	2022	2023	2024	Thereafter
$3,267,481	$614,721	$624,179	$624,179	$624,179	$624,179	$156,044

In addition to the above lease payments, the Company is also responsible for normal operating expenses of the property. These annual operating expenses were approximately $0.4 million in each of 2019, 2018 and 2017.
Note 9 Income Taxes
The provision for income taxes consists of:

	As of December 31,
	2019	2018	2017
Current federal income tax provision	$13,952,230	$15,731,258	$24,749,832
Current state and local income tax provision	3,656,997	8,560,479	1,774,395
Deferred income tax expense (benefit)	1,079,247	(5,622,396)	2,893,063
Provision for income taxes	$18,688,474	$18,669,341	$29,417,290

A reconciliation of income tax expense at the statutory federal rate to the Company’s income tax expense is as follows:

	2019	2018	2017
Income tax computed at statutory rate	$16,472,987	$13,646,583	$28,356,636
Expense (benefit) attributable to redeemable noncontrolling interests(a)	(1,007,012)	222,624	(564,449)
State and local income taxes, net of federal benefit	2,835,215	2,993,730	1,153,357
Change in uncertain state and local tax positions, net of federal benefit	(47,197)	2,982,337	—
Revaluation adjustment of net deferred tax assets(b)	—	(917,288)	3,557,039
Excess tax benefits on vesting of Restricted Stock	(70,878)	(667,697)	(2,420,250)
Income tax benefit from dividends paid on Restricted Stock	(431,192)	(340,200)	(418,583)
Interest and Penalties	101,010	786,711	—
Other	835,541	(37,459)	(246,460)
Income tax expense	$18,688,474	$18,669,341	$29,417,290

(a) The provision for income taxes includes expense (benefit) attributable to the fact that the Company’s operations include the Consolidated Funds which are not subject to federal income taxes. Accordingly, a portion of the Company’s earnings are not subject to corporate tax levels.
(b) The provision for income taxes for 2018 includes the remeasurement of our net deferred tax assets of $(0.9) million due to the additional state and local tax we expect to pay in future tax periods. The provision for income taxes for 2017 includes a non-recurring charge of $3.6 million for the remeasurement of our net deferred tax assets to reflect the effect of the U.S. tax law changes enacted on December 22, 2017.
Deferred income taxes and benefits arise from temporary differences between taxable income for financial statement and income tax return purposes. Net deferred tax assets consisted of the following at December 31, 2019 and 2018:

	2019	2018
Stock-based compensation	$4,571,430	$4,025,255
Accrued compensation	8,496,929	6,684,531
Unrealized losses (gains)	(2,150,699)	1,323,181
Property and equipment	(553,265)	(498,271)
Other assets and liabilities	22,458	(68,596)
Net deferred tax assets	$10,386,853	$11,466,100

The net temporary differences incurred to date will reverse in future periods as the Company generates taxable earnings. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets recorded. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2019, no valuation allowance was deemed necessary.
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
The Company and its subsidiaries file income tax returns with the Internal Revenue Service and the taxing authorities of various states.  Generally the Company is subject to federal, state and local examinations by tax authorities for the tax years ended December 31, 2015 through 2019.  During 2019 the Company closed an examination with the New York State Department of Finance and Taxation for tax years 2014 through 2016. During 2018, the Company reassessed its New York City filing positions and filed a Voluntary Disclosure Agreement with the New York City Department of Finance. The Company is currently under examination by the California Franchise Tax Board for the Company’s 2015 and 2016 tax years and the audit is ongoing.
The outcome of the current tax examination is not expected to have a material impact on the Company’s financial statements. The Company believes that some of these audits and negotiations will conclude within the next 12 months and that it is reasonably possible the amount of uncertain tax positions, including interest, may change by an immaterial amount due to settlements of audits.
The amount of uncertain tax positions as of December 31, 2019, 2018 and 2017, respectively, which would impact the Company’s effective tax rate if recognized and a reconciliation of the beginning and ending amounts of uncertain tax positions is as follows:

	2019	2018	2017
Uncertain tax positions, beginning of the year	$2,982,337	$—	$—
Gross addition for tax positions of the current year	—	—	—
Gross additions for tax positions of prior years	—	2,982,337	—
Reductions of tax positions of prior years for:
Lapses of applicable statutes of limitations	—	—	—
Settlements during the period	(2,935,140)	—	—
Changes in judgment/excess reserve	(47,197)	—	—
Uncertain tax positions, end of year	$—	$2,982,337	$—

In addition to the above uncertain tax positions, the Company recognized $0.1 million and $0.8 million of interest and penalties in the years ended December 31, 2019 and 2018, respectively. No interest and penalties were accrued for uncertain tax positions during the year ended December 31, 2017.

Note 10 Earnings Per Share
The Company’s common shares outstanding consist of all shares issued and outstanding, including unvested restricted shares.  Basic and diluted EPS are calculated under the two-class method. Restricted stock units are considered dilutive. The following table sets forth the computation for basic and diluted EPS and reconciliation between basic and diluted shares outstanding:

	Year Ended December 31,
	2019	2018	2017
Net Income	$59,754,319	$46,314,388	$51,601,669
Less: Net loss (income) attributable to redeemable noncontrolling interest	(4,795,295)	1,061,441	(1,612,712)
Net income attributable to common shareholders	$54,959,024	$47,375,829	$49,988,957

Weighted average number of outstanding shares	3,436,574	3,512,470	3,448,824
Dilutive impact of restricted stock units	67	2,058	3,014
Weighted average number of outstanding shares - Diluted	3,436,641	3,514,528	3,451,838

Earnings per share attributable to common shareholders
Basic	$15.99	$13.49	$14.49
Diluted	$15.99	$13.48	$14.48

Note 11 Commitments and Contingencies
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
There have been no changes in the Company’s internal control over financial reporting during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.
The Company’s independent registered public accounting firm, KPMG LLP, has audited the Company’s 2019 and 2018 consolidated financial statements included in this Annual Report on Form 10-K and the Company’s internal control over financial reporting as of December 31, 2019, and has issued its Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements, which is included in this Annual Report on Form 10-K.

ITEM 9B.	Other Information
None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance
Information required by this Item 10 is incorporated herein by reference from the Company’s definitive proxy statement for its 2020 annual meeting of shareholders, which will be filed with the SEC no later than 120 days after December 31, 2019, pursuant to Regulation 14A of the Exchange Act (the “2020 Proxy Statement”), under the captions: “Delinquent Section 16(a) Reports”, “Proposal 1 - Election of Directors”, “Proposal 1 - Election of Directors - The Board of Directors and Committees”, “Proposal 1 - Election of Directors - Corporate Governance”, and “Proposal 1 - Election of Directors - Executive Officers and Compensation Information”.

ITEM 11.	Executive Compensation
Information required by this Item 11 is incorporated herein by reference from the 2020 Proxy Statement under the captions: “Proposal 1 – Election of Directors—The Board of Directors and Committees”, “Proposal 1 – Election of Directors – Corporate Governance”, “Proposal 1 – Election of Directors – Executive Officers and Compensation Information”, and “Proposal 1 – Election of Directors – Executive Officers and Compensation Information - Compensation Committee Report”.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information concerning our equity compensation plans at December 31, 2019:
Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	—	$—	233,582	[1]

1	This amount relates to common shares that may be issued under our 2014 Equity and Cash Incentive Plan.
The other information required by this Item 12 is incorporated herein by reference from the 2020 Proxy Statement under the captions: “Security Ownership of Certain Beneficial Owners and Management” and “Proposal 1 – Election of Directors – Executive Officers and Compensation Information.”

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by this Item 13 is incorporated herein by reference from the 2020 Proxy Statement under the caption: “Proposal 1 – Election of Directors – Director Independence” and “Proposal 1 – Election of Directors – Corporate Governance”.

ITEM 14.	Principal Accounting Fees and Services
Information required by this Item 14 is incorporated herein by reference from the 2020 Proxy Statement under the caption: “Proposal 2 – Ratification of the Appointment of Independent Registered Public Accounting Firm”.

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

(3)	Exhibits:

3.1	Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference from Exhibit 3(i) to the Current Report on Form 8-K filed with the SEC on May 7, 2002; File No. 000-24498.)

3.2	Certificate of Amendment by Shareholders to the Articles of Incorporation of the Company (Incorporated by reference from Form 8-K Current Report for the event on April 28, 2017; File No. 000-24498.)

3.3	Amended and Restated Code of Regulations of the Company (Incorporated by reference from Form 8-K Current Report, Exhibit 3.2, filed with the SEC on April 28, 2017; File No. 000-24498.)

4.1	Description of the Company’s Capital Stock (Filed herewith)

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

10.3*	2014 Equity and Cash Incentive Plan. (Incorporated by reference from Exhibit 10.1 to the Registration Statement on Form S-8 filed with the SEC on June 27, 2014; File No 333-197064.)

10.4*	2014 Equity and Cash Incentive Plan As of Agreement. (Incorporated by reference from Exhibit 10.4 to the Annual Report on Form 10-K filed with the SEC on February 21, 2019; File No. 000-24498.)

10.5*	2011 Equity and Cash Incentive Plan referenced therein. (Incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 29, 2011; File No. 000-24498.)

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

10.12
Employment Agreement between Heather E. Brilliant and Diamond Hill Capital Management, Inc., dated July 5, 2019 (Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on July 10, 2019; File No. 000-24498).

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
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

DIAMOND HILL INVESTMENT GROUP, INC.

By:	/s/ Heather E. Brilliant
	Heather E. Brilliant, Chief Executive Officer	February 27, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Heather E. Brilliant	Chief Executive Officer and	February 27, 2020
Heather E. Brilliant	President

/s/ Thomas E. Line	Chief Financial Officer and	February 27, 2020
Thomas E. Line	Treasurer

/s/ Jeffrey J. Cook	Controller	February 27, 2020
Jeffrey J. Cook

Randolph J. Fortener*	Director	February 27, 2020
Randolph J. Fortener

James F. Laird*	Director	February 27, 2020
James F. Laird

Paula R. Meyer*	Director	February 27, 2020
Paula R. Meyer

Paul A. Reeder, III*	Director	February 27, 2020
Paul A. Reeder, III

Bradley C. Shoup*	Director	February 27, 2020
Bradley C. Shoup

Nicole R. St. Pierre*	Director	February 27, 2020
Nicole R. St. Pierre

* By	/s/ Thomas E. Line
Thomas E. Line
Executed by Thomas E. Line
on behalf of those indicated pursuant to Powers of Attorney