Form 10-Q
period 2020-03-31
DIAMOND HILL INVESTMENT GROUP INC
filed 2020-04-27
CIK 909108

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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
The number of shares outstanding of the issuer’s common stock, as of April 27, 2020, is 3,235,192 shares.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes:  ☒    No:  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes:  ☐    No:  ☒

DIAMOND HILL INVESTMENT GROUP, INC.

PART I:	FINANCIAL INFORMATION

ITEM 1:	Consolidated Financial Statements
Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	3/31/2020	12/31/2019
	(Unaudited)
ASSETS
Cash and cash equivalents	$97,311,557	$93,176,253
Investments	104,519,064	139,437,178
Accounts receivable	13,350,220	17,223,362
Prepaid expenses	2,958,185	2,857,468
Income taxes receivable	551,756	3,849,099
Property and equipment, net of depreciation	5,472,268	5,733,737
Deferred taxes	13,078,566	10,386,853
Total assets	$237,241,616	$272,663,950
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$6,620,951	$8,671,731
Accrued incentive compensation	7,419,223	26,615,510
Deferred compensation	22,867,172	30,342,204
Total liabilities	36,907,346	65,629,445
Redeemable noncontrolling interest	9,554,350	14,178,824
Permanent Shareholders’ equity
Common stock, no par value: 7,000,000 shares authorized; 3,247,515 issued and outstanding at March 31, 2020 (inclusive of 226,369 unvested shares); 3,294,672 issued and outstanding at December 31, 2019 (inclusive of 227,844 unvested shares)	90,602,468	95,853,477
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred equity compensation	(18,686,750)	(20,331,890)
Retained earnings	118,864,202	117,334,094
Total permanent shareholders’ equity	190,779,920	192,855,681
Total liabilities and shareholders’ equity	$237,241,616	$272,663,950

Book value per share	$58.75	$58.54
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
	2020	2019
REVENUES:
Investment advisory	$30,157,680	$30,512,718
Mutual fund administration, net	1,768,065	2,066,655
Total revenue	31,925,745	32,579,373
OPERATING EXPENSES:
Compensation and related costs, excluding deferred compensation (benefit) expense	15,417,176	13,557,122
Deferred compensation expense (benefit)	(8,155,881)	2,412,260
General and administrative	1,928,656	3,244,532
Sales and marketing	1,455,682	1,370,716
Mutual fund administration	814,953	861,040
Total operating expenses	11,460,586	21,445,670
NET OPERATING INCOME	20,465,159	11,133,703
Investment income (loss), net	(22,398,092)	14,284,877
NET INCOME (LOSS) BEFORE TAXES	(1,932,933)	25,418,580
Income tax expense	(595,435)	(5,862,733)
NET INCOME (LOSS)	(2,528,368)	19,555,847
Net loss (income) attributable to redeemable noncontrolling interest	4,058,476	(2,623,205)
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$1,530,108	$16,932,642
Earnings per share attributable to common shareholders
Basic	$0.47	$4.85
Diluted	$0.47	$4.84
Weighted average shares outstanding
Basic	3,272,761	3,493,843
Diluted	3,272,761	3,496,534
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest (unaudited)

	Three Months Ended March 31, 2020
	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at December 31, 2019	3,294,672	$95,853,477	$(20,331,890)	$117,334,094	$192,855,681	$14,178,824
Issuance of restricted stock grants	3,850	347,424	(347,424)	—	—	—
Amortization of restricted stock grants	—	—	1,786,217	—	1,786,217	—
Issuance of stock grants	23,640	3,396,359	—	—	3,396,359	—
Issuance of common stock related to 401(k) plan match	5,316	647,100	—	—	647,100	—
Shares withheld related to employee tax withholding	(1,801)	(252,968)	—	—	(252,968)	—
Forfeiture of restricted stock grants	(1,225)	(206,347)	206,347	—	—	—
Repurchase of common stock	(76,937)	(9,182,577)	—	—	(9,182,577)	—
Net income (loss)	—	—	—	1,530,108	1,530,108	(4,058,476)
Net redemptions of consolidated funds	—	—	—	—	—	(565,998)
Balance at March 31, 2020	3,247,515	$90,602,468	$(18,686,750)	$118,864,202	$190,779,920	$9,554,350

	Three Months Ended March 31, 2019
	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at December 31, 2018	3,499,285	$124,933,060	$(22,008,054)	$92,650,937	$195,575,943	$62,679,687
Issuance of restricted stock grants	24,875	3,859,300	(3,859,300)	—	—	—
Amortization of restricted stock grants	—	—	1,521,974	—	1,521,974	—
Issuance of stock grants	24,048	3,655,296	—	—	3,655,296	—
Issuance of common stock related to 401(k) plan match	4,286	632,050	—	—	632,050	—
Forfeiture of restricted stock grants	(4,250)	(688,606)	688,606	—	—	—
Repurchase of common stock	(53,645)	(7,907,055)	—	—	(7,907,055)	—
Net income	—	—	—	16,932,642	16,932,642	2,623,205
Net redemptions of consolidated funds	—	—	—	—	—	(1,728,877)
Net deconsolidations of Company sponsored investments	—	—	—	—	—	(27,324,561)
Balance at March 31, 2019	3,494,599	$124,484,045	$(23,656,774)	$109,583,579	$210,410,850	$36,249,454
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(2,528,368)	$19,555,847
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	265,084	282,565
Share-based compensation	2,433,317	2,154,024
Decrease in accounts receivable	3,873,142	1,714,531
Change in current income taxes	3,297,343	2,150,248
Change in deferred income taxes	(2,691,713)	(490,645)
Net losses (gains) on investments	23,246,116	(13,053,857)
Net change in securities held by Consolidated Funds	(589,071)	18,908,654
Decrease in accrued incentive compensation	(15,799,928)	(18,598,871)
(Decrease) Increase in deferred compensation	(7,475,032)	4,389,652
Other changes in assets and liabilities	(2,039,894)	(934,288)
Net cash provided by operating activities	1,990,996	16,077,860
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(115,218)	(91,015)
Purchase of Company sponsored investments	(10,948,903)	(4,560,693)
Proceeds from sale of Company-sponsored investments	23,209,972	2,683,935
Net cash provided by (used in) investing activities	12,145,851	(1,967,773)
CASH FLOWS FROM FINANCING ACTIVITIES:
Value of shares withheld related to employee tax withholding	(252,968)	—
Net (redemptions) subscriptions received from redeemable noncontrolling interest holders	(565,998)	1,516,063
Repurchase of common stock	(9,182,577)	(7,907,055)
Net cash used in financing activities	(10,001,543)	(6,390,992)
CASH AND CASH EQUIVALENTS
Net change during the period	4,135,304	7,719,095
At beginning of period	93,176,253	84,430,059
At end of period	$97,311,557	$92,149,154
Supplemental cash flow information:
Income taxes paid	$—	$4,203,130
Supplemental disclosure of non-cash transactions:
Common stock issued as incentive compensation	$3,396,359	$3,655,296
Net redemptions of ETF shares for marketable securities	—	(3,244,940)

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Notes to Consolidated Financial Statements (unaudited)
Note 1 Business and Organization
Diamond Hill Investment Group, Inc. (the "Company"), an Ohio corporation, derives consolidated revenue and net income from investment advisory and fund administration services.
Diamond Hill Capital Management, Inc. ("DHCM"), an Ohio corporation, is a wholly owned subsidiary of the Company and a registered investment adviser. DHCM is the investment adviser to the Diamond Hill Funds (the "Funds"), a series of open-end mutual funds. DHCM is also administrator for the Funds. The Company also provides investment advisory services to separately managed accounts and provides sub-advisory services to other mutual funds.
Note 2 Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of March 31, 2020 and December 31, 2019, and for the three-month periods ended March 31, 2020 and 2019, for Diamond Hill Investment Group, Inc. and its subsidiaries (referred to in these notes to the condensed consolidated financial statements as "the Company," "management," "we," "us," and "our") have been prepared in accordance with United States generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (the "SEC") Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair statement of the financial condition and results of operations at the dates and for the interim periods presented have been included. These unaudited condensed consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements of the Company included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the "2019 Form 10-K") as filed with the SEC.
Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results the Company may expect for the fiscal year ending December 31, 2020 (“fiscal 2020”), particularly in light of the novel coronavirus (“COVID-19”) and its effects on the U.S. and global economies.
To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and social distancing guidelines, causing some businesses to suspend operations, disrupting the global supply chain, and creating a reduction in demand for many products.  This has negatively affected global financial markets and has caused significant financial market depreciation, thus reducing our assets under management ("AUM"), the revenue derived from our AUM, and the returns on corporate investments.
While we expect the effects of the pandemic and the related responses to negatively affect our results of operations, cash flows and financial position, at this time we cannot reasonably estimate the full impact, given the uncertainty over the duration and severity of the economic crisis.
For further information, refer to the consolidated financial statements and notes thereto included in the 2019 Form 10-K and “Part II – Item 1A – Risk Factors” of this Form 10-Q.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions related to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the period. Actual results could differ from those estimates.
Reclassification
Certain prior period amounts and disclosures may have been reclassified to conform to the current period's financial presentation.

Principles of Consolidation
The accompanying consolidated financial statements include the operations of the Company and its controlled subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.
The Company holds certain investments in the Funds for general corporate investment purposes, to provide seed capital for newly formed strategies or to add capital to existing strategies. The Funds are organized in a series fund structure in which there are multiple mutual funds within one Trust. The Trust is an open-end investment company registered under the Investment Company Act of 1940, as amended (the"1940 Act").
The Company performs its analysis at the individual mutual fund level and has concluded the mutual funds are voting rights entities ("VREs") because the structure of the investment product is such that the shareholders are deemed to have the power through voting rights to direct the activities that most significantly impact the entity's economic performance. To the extent material, these investment products are consolidated if Company ownership, directly or indirectly, represents a majority interest (greater than 50%). The Company records redeemable noncontrolling interests in consolidated investments for which the Company's ownership is less than 100%. The Company has consolidated the Diamond Hill International Fund and the Diamond Hill Global Fund (collectively the "Consolidated Funds") as of March 31, 2020.
Redeemable Noncontrolling Interest
Redeemable noncontrolling interest represents third-party interests in the Consolidated Funds. This interest is redeemable at the option of the investors and therefore is not treated as permanent equity. Redeemable noncontrolling interest is recorded at redemption value, which approximates the fair value each reporting period.
Segment Information
Management has determined that the Company operates in one business segment, which is providing investment management and administration services to mutual funds, separately managed accounts, and a private investment fund. Therefore, the Company does not present disclosures relating to operating segments in annual or interim financial statements.
Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and money market mutual funds held by DHCM.
Accounts Receivable
The Company records accounts receivable when they are due and presents them on the balance sheet net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of the individual or entity that owes the receivable. No allowance for doubtful accounts was deemed necessary at March 31, 2020 or December 31, 2019. Accounts receivable from the Funds were $8.4 million as of March 31, 2020 and $10.7 million as of December 31, 2019.
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
Revenue Recognition – General
The Company recognizes revenue when it satisfies performance obligations under the terms of a contract with a client. The Company earns substantially all of its revenue from investment advisory and fund administration contracts. Investment advisory and administration fees, generally calculated as a percentage of AUM, are recorded as revenue as services are performed. In addition to fixed fees based on a percentage of AUM, certain client accounts also provide periodic variable rate fees.
Revenue earned during the three months ended March 31, 2020 and 2019 under contracts with clients include:

	Three Months Ended March 31, 2020
	Investment advisory	Mutual fund administration, net	Total revenue
Proprietary funds	$23,454,563	$1,768,065	$25,222,628
Sub-advised funds and separately managed accounts	6,703,117	—	6,703,117
	$30,157,680	$1,768,065	$31,925,745

	Three Months Ended March 31, 2019
	Investment advisory	Mutual fund administration, net	Total revenue
Proprietary funds	$23,579,877	$2,066,655	$25,646,532
Sub-advised funds and separately managed accounts	6,932,841	—	6,932,841
	$30,512,718	$2,066,655	$32,579,373

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
The fees we receive for our services under our investment advisory contracts are based on AUM, which changes based on the value of securities held under each advisory contract. These fees are thereby constrained and represent variable consideration, and are excluded from revenue until the AUM on which our client is billed is no longer subject to market fluctuations.
The Company also provides services to Unified Managed Account ("UMA") programs in which an investment manager provides its strategy model portfolio to the sponsor of the UMA. The Company is paid a portion of the UMA fee for our services by the program sponsor at a pre-determined rate based on assets in the program. UMA program revenue was $0.7 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively, and are included in investment advisory fees in the consolidated statements of income.

Revenue Recognition – Variable Rate Fees
The Company manages certain client accounts that provide for variable rate fees. These fees are calculated based on client investment results over rolling five-year periods. The Company records variable rate fees at the end of the contract measurement period because the variable fees earned are constrained based on movements in the financial markets. The Company did not record any variable rate fees during either of the three-month periods ended March 31, 2020 and March 31, 2019. The table below shows AUM subject to variable rate fees and the amount of variable rate fees that would be recognized based upon investment results as of March 31, 2020:

	As of March 31, 2020
	AUM subject to variable rate fees	Unearned variable rate fees
Contractual Period Ending:
Quarter Ending December 31, 2020	$48,120,435	$357,648
Quarter Ending September 30, 2021	227,221,875	7,465,020
Total	$275,342,310	$7,822,668

The contractual end dates highlight the time remaining until the variable rate fees are scheduled to be earned. The amount of variable rate fees that would be recognized based upon investment results as of March 31, 2020, will increase or decrease based on future client investment results through the contractual period end. We cannot assure that we will earn the unearned amounts.
Revenue Recognition – Mutual Fund Administration
DHCM has an administrative and transfer agency services agreement with the Funds under which DHCM performs certain services for each Fund. These services include performance obligations such as mutual fund administration, fund accounting, transfer agency, and other related functions. These services are performed concurrently under our agreement with the Funds, all performance obligations to provide these administrative services are satisfied over time, and the Company recognizes the related revenue as time passes. Each Fund pays DHCM a fee for performing these services , which is calculated using an annual rate times the average daily net assets of each respective share class. These fees are thereby constrained and represent variable consideration, and they are excluded from revenue until the AUM on which we bill the Funds is no longer subject to market fluctuations.
The Funds have selected and contractually engaged certain vendors to fulfill various services to benefit the Funds’ shareholders or to satisfy regulatory requirements of the Funds. These services include, among others, required shareholder mailings, federal and state registrations, and legal and audit services. DHCM, in fulfilling a portion of its role under the administration agreement with the Funds, acts as agent to pay these obligations of the Funds. Each vendor is independently responsible for fulfillment of the services it has been engaged to provide and negotiates its fees and terms directly with the management and board of trustees of the Funds. Each year the Funds' board of Trustees reviews the fee that each Fund pays to DHCM and specifically takes into account the contractual expenses that DHCM pays on behalf of the Funds. As a result, DHCM is not involved in the delivery or pricing of these services, and bears no risk related to these services. Revenue has been recorded net of these Fund related expenses. In addition, DHCM advances the upfront commissions that are paid to brokers who sell Class C shares of the Funds. These advances are capitalized and amortized over 12 months to correspond with the repayments DHCM receives from the principal underwriter to recoup this commission advancement.

Mutual fund administration gross and net revenue are summarized below:

	Three Months Ended March 31,
	2020	2019
Mutual fund administration:
Administration revenue, gross	$5,592,658	$5,402,728
Fund related expense	(3,827,249)	(3,349,541)
Revenue, net of related expenses	1,765,409	2,053,187
C-Share financing:
Broker commission advance repayments	63,542	65,212
Broker commission amortization	(60,886)	(51,744)
Financing activity, net	2,656	13,468
Mutual fund administration revenue, net	$1,768,065	$2,066,655

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
The Company is subject to examination by federal and applicable state and local jurisdictions for various tax periods. The Company’s income tax positions are based on research and interpretations of the income tax laws and rulings in each of the jurisdictions in which it does business. Due to the subjectivity of interpretations of laws and rulings in each jurisdiction, the differences and interplay in tax laws among those jurisdictions, and the inherent uncertainty in estimating the final resolution of complex tax audit matters, the Company’s estimates of income tax liabilities may differ from actual payments or assessments. The Company regularly assesses positions with regard to tax exposures and records liabilities for these uncertain tax positions and related interest and penalties, if any, according to the principles of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740, Income Taxes. The Company records interest and penalties within income tax expense on the income statement. See Note 8.

On March 27, 2020, H.R. 748, the Coronavirus Aid, Relief, and Economic Security Act, “the CARES Act”,  was signed into legislation which includes various tax provisions.  The Company is evaluating the impact of the CARES Act and does not expect a material impact to the Company's consolidated financial statements.
Earnings Per Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period, which includes unvested restricted shares. Diluted EPS reflects the dilutive effect of any outstanding and unvested restricted stock units. See Note 9.
Recently Adopted Accounting Guidance
In August 2018, the FASB issued Accounting Standards Update ("ASU") No. 2018-13, “Fair Value Measurements.” This update makes certain revisions to existing disclosure requirements for fair value measurement. ASU 2018-13 does not change fair value measurements already required or permitted by existing standards. ASU 2018-13 is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted this guidance on January 1, 2020 without any impact on the Company’s consolidated financial statements.

Note 3 Investments
The following table summarizes the carrying value of these investments as of March 31, 2020 and December 31, 2019:

	As of
	March 31, 2020	December 31, 2019
Fair value investments:
Securities held in Consolidated Funds(a)	$26,043,249	$36,248,360
Company sponsored investments	21,579,691	42,039,044
Company sponsored equity method investments	56,896,124	61,149,774
Total Investments	$104,519,064	$139,437,178

(a) Of the securities held in the Consolidated Funds as of March 31, 2020, the Company directly held $16.3 million and noncontrolling shareholders held $9.7 million. Of the securities held in the Consolidated Funds as of December 31, 2019, the Company directly held $21.1 million and noncontrolling shareholders held $15.1 million.
The components of net investment income (loss) are as follows:

	Three Months Ended March 31,
	2020	2019
Realized gains (losses)	$(817,539)	$2,907,366
Unrealized gains (losses)	(22,467,598)	9,777,692
Dividends	894,413	1,496,439
Other investment income (loss)	(7,368)	103,380
Investment income (loss), net	$(22,398,092)	$14,284,877

Company Sponsored Equity Method Investments
As of March 31, 2020, our equity method investments consisted of the Diamond Hill Research Opportunities Fund and the Diamond Hill Core Bond Fund, and our ownership percentage in each of these investments was 29% and 30%, respectively.
The following table includes the condensed summary financial information from the Company's equity method investments as of and for the period ended March 31, 2020:

As of
March 31, 2020
Total assets	$213,264,977
Total liabilities	23,227,019
Net assets	190,037,958
DHCM's portion of net assets	56,896,124

For the Three Months Ended
March 31, 2020
Investment income	$1,199,720
Expenses	340,399
Net realized gains	(2,258,700)
Net unrealized depreciation	(14,319,744)
Net loss	(15,719,123)
DHCM's portion of net loss	(3,675,555)

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
The following table summarizes investments that are recognized in our consolidated balance sheet using fair value measurements (excluding investments classified as equity method investments) determined based upon the differing levels as of March 31, 2020:

	Level 1	Level 2	Level 3	Total
Cash equivalents (money market mutual funds)	$94,884,074	$—	$—	$94,884,074
Fair value investments
Securities held in Consolidated Funds(a)	13,103,369	12,939,880	—	$26,043,249
Company sponsored investments	21,579,691	—	—	$21,579,691
(a) Of the securities held in the Consolidated Funds as of March 31, 2020, the Company directly held $16.3 million and noncontrolling shareholders held $9.7 million.
The Company determines transfers between fair value hierarchy levels at the end of the reporting period. There were no transfers in or out of the levels during the three months ended March 31, 2020.
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
The Company has not borrowed under the Credit Agreement as of and for the period ended March 31, 2020.
The proceeds of the Credit Agreement may be used by the Company and its subsidiaries for ongoing working capital needs, to seed new and existing investment strategies, and for other general corporate purposes. The Credit Agreement contains representations, warranties and covenants that are customary for agreements of this type.
Note 6 Compensation Plans
Share-Based Payment Transactions
The Company issues restricted stock awards under the 2014 Equity and Cash Incentive Plan (the "2014 Plan"). Restricted stock awards represent common shares issued and outstanding upon grant subject to vesting restrictions. The following table represents a roll-forward of outstanding restricted stock and related activity during the three months ended March 31, 2020:

	Shares	Weighted-Average Grant Date Price per Share
Outstanding restricted stock as of December 31, 2019	227,844	$175.49
Grants issued	3,850	90.24
Grants vested	(4,100)	138.04
Grants forfeited	(1,225)	168.45
Total outstanding restricted stock as of March 31, 2020	226,369	$174.76

As of March 31, 2020, 209,118 common shares remained available for awards under the 2014 Plan.
Total deferred equity compensation related to unvested restricted stock was $18.7 million as of March 31, 2020. Compensation expense related to restricted stock is calculated based upon the fair market value of the common shares on grant date. The Company's policy is to adjust compensation expense for forfeitures as they occur. The recognition of compensation expense related to deferred compensation over the remaining vesting periods is as follows:

Nine Months Remaining In
2020	2021	2022	2023	2024	Thereafter	Total
$4,676,431	$5,257,317	$4,277,823	$2,226,661	$1,112,714	$1,135,804	$18,686,750

Stock Grant Transactions
The following table represents common shares issued as part of our incentive compensation program during the three months ended March 31, 2020 and 2019:

	Shares Issued	Grant Date Value
March 31, 2020	23,640	$3,396,359
March 31, 2019	24,048	$3,655,296

Deferred Compensation Plans
The Company offers two deferred compensation plans, the Diamond Hill Fixed Term Deferred Compensation Plan and the Diamond Hill Variable Term Deferred Compensation Plan (collectively the “Plans”). Under the Plans, participants may elect to voluntarily defer, for a minimum of five years, certain incentive compensation, that the Company then contributes into the Plans. Participants are responsible for designating investment options for assets they contribute, and the distribution paid to each participant reflects any gains or losses on the assets realized while in the Plans. Assets held in the Plans are included in the Company’s investment portfolio, and the associated obligation to participants is included in deferred compensation liability. Deferred compensation liability was $22.9 million and $30.3 million as of March 31, 2020 and December 31, 2019, respectively.
Note 7 Operating Lease
The Company currently leases office space of approximately 37,829 square feet at one location.
As of March 31, 2020, the carrying value of this right-of use asset, which is included in property and equipment, net of deferred rent on the consolidated balance sheets, was approximately $2.4 million. As of March 31, 2020, the carrying value of the lease liability, which is included in accounts payable and accrued expenses on the consolidated balance sheets, was approximately $3.0 million.

The following table summarizes the total lease and operating expenses for the three months ended March 31, 2020 and 2019:

	March 31, 2020	March 31, 2019
Three Months Ended	$225,858	$252,073
The approximate future minimum lease payments under the operating lease are as follows:

Future Minimum Lease Payments
Nine Months Remaining In
2020	2021	2022	2023	2024	Thereafter	Total
$468,134	$624,179	$624,179	$624,179	$624,179	$156,045	$3,120,895

Note 8 Income Taxes
The Company has determined its interim tax provision projecting an estimated annual effective tax rate.
A reconciliation of the statutory federal tax rate to the Company’s effective income tax rate is as follows:

	Three Months Ended March 31,
	2020	2019
Statutory U.S. federal income tax rate	21.0%	21.0%
State and local income taxes, net of federal benefit	4.5%	4.1%
Internal revenue code section 162 limitations	2.3%	0.5%
Other	0.2%	0.1%
Unconsolidated effective income tax rate	28.0%	25.7%
Impact attributable to redeemable noncontrolling interests(a)	(58.8)%	(2.6)%
Effective income tax rate	(30.8)%	23.1%

(a) The provision for income taxes includes the impact of the operations of the Consolidated Funds which are not subject to federal income taxes. Accordingly, a portion of the Company’s earnings are not subject to corporate tax levels.
Absent the impact attributable to redeemable noncontrolling interests, the estimated unconsolidated effective income tax rate would have been 28.0%. Our actual effective tax rate for fiscal 2020 could be materially different from the projected rate as of March 31, 2020.
The net temporary differences incurred to date will reverse in future periods as the Company generates taxable earnings. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets recorded. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2020 and December 31, 2019, no valuation allowance was deemed necessary.
FASB ASC 740, Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company recognizes tax benefits related to positions taken, or expected to be taken, on its tax returns, only if the positions are "more-likely-than-not" sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its financial statements. The Company did not record an accrual for tax related uncertainties or unrecognized tax positions as of March 31, 2020 or December 31, 2019.
The Company did not recognize any interest and penalties during the three months ended March 31, 2020, related to uncertain tax positions.

Note 9 Earnings Per Share
The Company’s common shares outstanding consist of all shares issued and outstanding, including unvested restricted shares. Basic and diluted EPS are calculated under the two-class method. Restricted stock units are considered dilutive,although were no restricted stock units outstanding as of March 31, 2020. The following table sets forth the computation for basic and diluted EPS and reconciliation between basic and diluted shares outstanding:

	Three Months Ended March 31,
	2020	2019
Net Income (Loss)	$(2,528,368)	$19,555,847
Less: Net loss (income) attributable to redeemable noncontrolling interest	4,058,476	(2,623,205)
Net income attributable to common shareholders	$1,530,108	$16,932,642

Weighted average number of outstanding shares - Basic	3,272,761	3,493,843
Dilutive impact of restricted stock units	—	2,691
Weighted average number of outstanding shares - Diluted	3,272,761	3,496,534

Earnings per share attributable to common shareholders
Basic	$0.47	$4.85
Diluted	$0.47	$4.84

Note 10 Commitments and Contingencies
The Company indemnifies directors, officers and certain of its employees for certain liabilities that might arise from performance of their duties to the Company. From time to time, the Company is involved in legal matters relating to claims arising in the ordinary course of business. There are currently no such matters pending that the Company believes could have a material adverse effect on its consolidated financial statements.
Additionally, in the normal course of business, the Company enters into agreements that contain a variety of representations and warranties and that provide general indemnification obligations. Certain agreements do not contain any limits on the Company’s liability and could involve future claims that may be made against the Company that have not yet occurred. Therefore, it is not possible to estimate the Company’s potential liability under these indemnities. Further, the Company maintains insurance policies that may provide coverage against certain of these liabilities.

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Statements
Throughout this Quarterly Report on Form 10-Q, and other publicly available documents, including the documents incorporated herein by reference, the Company may make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to such matters as anticipated operating results, prospects and levels of assets under management, technological developments, economic trends (including interest rates and market volatility), expected transactions and similar matters. The words “believe,” “expect,” “anticipate,” “estimate,” "may," "will," "likely," "project," “should,” “hope,” “seek,” “plan,” “intend” and similar expressions identify forward-looking statements that speak only as of the date thereof. While we believe that the assumptions underlying our forward-looking statements are reasonable, investors are cautioned that any of the assumptions could prove to be inaccurate and, accordingly, actual results and experiences could differ materially from the anticipated results or other expectations expressed in our forward-looking statements. Factors that could cause such actual results or experiences to differ from results discussed in the forward-looking statements include, but are not limited to: the adverse effect from a decline in the securities markets; the effect of national, regional and global economic conditions generally, including significant economic disruptions from COVID-19 and the actions taken in connection therewith; a decline in the performance of our products; changes in interest rates; changes in national and local economic and political conditions; the continuing economic uncertainty in various parts of the world; changes in government policy and regulation, including monetary policy; our inability to attract or retain key employees; unforeseen costs and other effects related to legal proceedings or investigations of governmental and self-regulatory organizations; and other risks identified from time-to-time in other public documents on file with the SEC.
General
The Company derives consolidated revenue and net income from investment advisory and fund administration services provided by DHCM. DHCM is registered with the SEC as an investment adviser under the 1940 Act. DHCM sponsors, distributes, and provides investment advisory and related services to various clients through the Funds. The Company also provides investment advisory services to separately managed accounts and provides sub-advisory services to other mutual funds.
The Company’s primary objective is to fulfill our fiduciary duty to clients. Our secondary objective is to increase the intrinsic value of the Company in order to achieve an adequate long-term return for shareholders.
In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and it continues to spread throughout the United States and other countries.  To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and social distancing guidelines, causing some businesses to suspend operations, disrupting the global supply chain, and creating a reduction in demand for many products.  This has negatively affected the global financial markets and has caused significant financial market depreciation, thus reducing AUM, the revenue derived from AUM and the returns on our corporate investments.
While we expect the effects of the pandemic and the related responses to negatively affect our results of operations, cash flows and financial position, at this time we cannot reasonably estimate the full impact, given the uncertainty over the duration and severity of the economic crisis.
Assets Under Management
We derive revenue primarily from investment advisory and administration fees. Investment advisory and administration fees paid to the Company are generally based on the value of the investment portfolios we manage and fluctuate with changes in the total value of our AUM. Fees are recognized in the period that the Company manages these assets.

Our revenue is highly dependent on both the value and composition of AUM. The following is a summary of our AUM by product and investment objective and a roll-forward of the change in AUM, for the three months ended March 31, 2020 and 2019:

	Assets Under Management
	As of March 31,
(in millions, except percentages)	2020	2019	% Change
Proprietary funds	$11,942	$14,623	(18)%
Sub-advised funds	1,928	1,601	20%
Separately managed accounts	3,626	4,656	(22)%
Total AUM	$17,496	$20,880	(16)%

	Assets Under Management by Investment Strategy
	As of March 31,
(in millions, except percentages)	2020	2019	% Change
Small Cap	$443	$954	(54)%
Small-Mid Cap	2,047	3,025	(32)%
Mid Cap	604	249	143%
Large Cap	9,391	10,686	(12)%
All Cap Select	284	477	(40)%
Long-Short	2,520	3,959	(36)%
Global/International	26	21	24%
Total Equity	15,315	19,371	(21)%
Short Duration Fixed Income	726	621	17%
Core Fixed Income	328	58	466%
Long Duration Fixed Income	62	54	15%
Corporate Credit	983	874	12%
High Yield	201	76	164%
Total Fixed Income	2,300	1,683	37%
Total Equity and Fixed Income	17,615	21,054	(16)%
(Less: Investments in affiliated funds)(a)	(119)	(174)	(32)%
Total AUM	$17,496	$20,880	(16)%

Average AUM	$20,836	$20,710	1%
(a) Certain of the Funds own shares of the Diamond Hill Short Duration Total Return Fund. The Company reduces the total AUM by these investments held in this affiliated fund.

	Change in Assets Under Management
	For the Three Months Ended March 31,
(in millions)	2020	2019
AUM at beginning of the period	$23,399	$19,108
Net cash inflows (outflows)
proprietary funds	12	(309)
sub-advised funds	544	59
separately managed accounts	(305)	(209)
	251	(459)
Net market (depreciation) appreciation and income	(6,154)	2,231
Increase (decrease) during the period	(5,903)	1,772
AUM at end of the period	$17,496	$20,880

Average AUM	$20,836	$20,710

	Net Cash Inflows (Outflows) Further Breakdown For the Three Months Ended March 31,
(in millions)	2020	2019
Net cash inflows (outflows)
Equity	$156	$(595)
Fixed Income	95	136
	$251	$(459)
AUM declined $5.9 billion during the three months ended March 31, 2020 due to the declines in the financial markets during the period. Both our equity and fixed income strategies experienced positive net flows during the quarter. Flows in our equity strategies were largely driven by our Mid Cap and Large Cap strategies, which experienced a combined $624.8 million in net flows. These net inflows were partially offset by net flows out of our Long-Short, All Cap Select and Small Cap strategies totaling approximately $406.0 million.
Our fixed income strategies saw mixed flow results within the quarter. We had net inflows in High Yield and Core Bond of $82.5 million and $22.1 million, respectively. Two of our larger funds, Corporate Credit and Short Duration Total Return had net outflows of $27.0 and $16.4, respectively. As of March 31, 2020, fixed income assets accounted for 13.1% of AUM.
UMA Programs
The Company provides strategy model portfolio to sponsors of UMA programs. We do not have discretionary investment authority over individual client accounts in UMA programs and therefore these assets are not included in our AUM. The Company provides an updated strategy model portfolio to the UMA program sponsors on a periodic basis. The Company is paid for services by the program sponsor at a pre-determined rate based on assets in the program. UMA program assets were $0.7 billion and $0.9 billion as of March 31, 2020 and December 31, 2019, respectively.

Consolidated Results of Operations
The following is a table and discussion of our consolidated results of operations.

	Three Months Ended March 31,
(in thousands, except per share amounts and percentages)	2020	2019	% Change
Total revenue	$31,926	$32,579	(2)%
Net operating income	20,465	11,134	84%
Net operating income, as adjusted(a)	12,309	13,546	(9)%
Investment income (loss), net	(22,398)	14,285	NM
Net income attributable to common shareholders	1,530	16,933	(91)%
Earnings per share attributable to common shareholders (diluted)	$0.47	$4.84	(90)%
Operating profit margin	64%	34%
Operating profit margin, as adjusted(a)	39%	42%
(a) Net operating income, as adjusted, and operating profit margin, as adjusted, are non-GAAP performance measurements. See the "Use of Supplemental Data as Non-GAAP Performance Measure" section within this report.
Summary Discussion of Consolidated Results of Operations
Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for fiscal 2020, particularly in light of COVID-19 and its continuing effect on the U.S. and global economies.
While we expect the effects of the pandemic and the related responses to negatively affect our results of operations, cash flows and financial position, at this time we cannot reasonably estimate the full impact, given the uncertainty over the duration and severity of the economic crisis.
Revenue decreased $0.7 million period over period, primarily because of a reduction in the average advisory fee rate from 0.60% to 0.58%. The decrease in the average advisory fee rate was driven by an increase in the mix of assets held in lower fee rate strategies during the three months ended March 31, 2020, compared to the three months ended March 31, 2019. The decrease in investment advisory fees was partially offset by an increase in average AUM period-over-period of 1%.
Operating profit margin was 64% for the three months ended March 31, 2020, and 34% for the three months ended March 31, 2019. Operating profit margin, as adjusted, was 39% for the three months ended March 31, 2020, and 42% for the three months ended March 31, 2019. Operating profit margin, as adjusted excludes deferred compensation expense (benefit) from operating income because it is offset by an equal amount in investment income below net operating income on the income statement and thus has no effect on net income attributable to the Company. We believe this non-GAAP measure helps the reader to understand our core operating results and increases comparability period to period. See "Use of Supplemental Data as Non-GAAP Performance Measure" section within this report.
We expect that our operating margin will fluctuate from period to period based on various factors, including revenues; investment results; employee performance; staffing levels; gains and losses on investments held in deferred compensation plans; and development of investment strategies, products, or channels. We compensate portfolio managers based on long-term performance, so when revenue and long-term performance are misaligned, operating margins can fluctuate materially.
The Company had $22.4 million in losses on investments because of market depreciation for the three months ended March 31, 2020, compared with investment income of $14.3 million for the three months ended March 31, 2019. COVID-19 negatively affected market valuations during the three months ended March 31, 2020. The $22.4 million of losses on investments for the three months ended March 31, 2020, includes both losses on deferred compensation investments of $8.2 million and net loss attributable to redeemable noncontrolling interest of $4.1 million.

Income tax expense decreased $5.3 million for the three months ended March 31, 2020, compared with to the three months ended March 31, 2019. The decrease in income tax expense was mainly due to the decrease in DHCM's income before taxes which was mainly due to the investment losses incurred during the three months ended March 31, 2020. The provision for income taxes includes the effect of the operations of the Consolidated Funds that are not subject to federal income taxes. Accordingly, a portion of the Company's earnings (losses) are not subject to corporate tax levels. The effective tax rate of (30.8)% differed from the federal statutory tax rate of 21.0% due primarily to the impact of redeemable noncontrolling interests. Absent the effect attributable to redeemable noncontrolling interests, the estimated unconsolidated effective tax rate would have been 28.0%. The actual effective tax rate for fiscal 2020 could be materially different from the projected rate as of March 31, 2020.
The Company generated net income attributable to common shareholders of $1.5 million ($0.47 per diluted share) for the three months ended March 31, 2020, compared with net income attributable to common shareholders of $16.9 million ($4.84 per diluted share) for the three months ended March 31, 2019. The decrease in net income and earnings per diluted share was primarily driven by the losses on investments for the three months ended March 31, 2020.
Revenue

	Three Months Ended March 31,
(in thousands, except percentages)	2020	2019	% Change
Investment advisory	$30,158	$30,513	(1)%
Mutual fund administration, net	1,768	2,066	(14)%
Total	$31,926	$32,579	(2)%
Investment Advisory Fees. Investment advisory fees decreased $0.4 million, or 1%, from the three months ended March 31, 2019, to the three months ended March 31, 2020. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates, which vary by investment product. The decrease in investment advisory fees was primarily due a decrease of two basis points in the average advisory fee rate from 0.60% for the three months ended March 31, 2019, to 0.58% for the three months ended March 31, 2020. The decrease in average advisory fee rate was driven by an increase in the mix of assets held in lower fee rate strategies during the three months ended March 31, 2020, compared to the three months ended March 31, 2019. The decrease in investment advisory fees was partially offset by a 1% increase in average AUM period-over-period.
Mutual Fund Administration Fees. Mutual fund administration fees decreased $0.3 million, or 14%, from the three months ended March 31, 2019 to the three months ended March 31, 2020. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of average Funds' AUM. The decrease was due to an increase in sub-transfer agent and servicing fees paid on behalf of the Funds during the three months ended March 31, 2020, compared to the three months ended March 31, 2019.
Expenses

	Three Months Ended March 31,
(in thousands, except percentages)	2020	2019	% Change
Compensation and related costs, excluding deferred compensation expense	$15,417	$13,557	14%
Deferred compensation expense (benefit)	(8,156)	2,412	NM
General and administrative	1,929	3,245	(41)%
Sales and marketing	1,456	1,371	6%
Mutual fund administration	815	861	(5)%
Total	$11,461	$21,446	(47)%
Compensation and Related Costs, Excluding Deferred Compensation Expense. Employee compensation and benefits increased by $1.9 million from the three months ended March 31, 2019, to the three months ended March 31, 2020. This increase was primarily due to increases in incentive compensation of $2.8 million and in restricted stock expense of $0.3 million, partially offset by a decrease in other compensation and related benefits of $1.2 million. Incentive compensation expense can fluctuate significantly period over period as we evaluate investment performance, individual performance, Company performance and other factors.
Deferred Compensation Expense (Benefit). Deferred compensation benefit was $(8.2) million for the three months ended March 31, 2020 because of market depreciation on deferred compensation investments caused primarily by the effect of COVID-19. For the three months ended March 31, 2019, the Company recorded $2.4 million of deferred compensation expense due to market appreciation on our deferred compensation investments.
The gain (loss) on deferred compensation plan investments increases (decreases) deferred compensation expense (benefit) and is included in operating income. Deferred compensation expense is offset by an equal amount in investment income below net operating income on the consolidated statements of income statement, and thus has no impact on net income attributable to the Company.
General and Administrative. General and administrative expense decreased by $1.3 million, or 41%, from the three months ended March 31, 2019, to the three months ended March 31, 2020. This decrease was primarily due to a non-recurring $1.1 million refund related to our Ohio commercial activity tax which is a gross receipts tax and is therefore not included in income taxes. Corporate consulting and recruiting fees also decreased approximately $0.2 million period-over-period.
Sales and Marketing. Sales and marketing expense increased by $0.1 million, or 6%, from the three months ended March 31, 2019, to the three months ended March 31, 2020. The increase was due to our branding and public relations initiatives and additional sales data costs.
Mutual Fund Administration. Mutual fund administration expenses decreased slightly from the three months ended March 31, 2019 to the three months ended March 31, 2020. Mutual fund administration expense consists of both variable and fixed expenses. The variable expenses are based on Fund AUM levels and the number of shareholder accounts. The slight decrease was primarily due to the liquidation of the ETF in April of 2019.
Liquidity and Capital Resources
Sources of Liquidity
Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, investments, accounts receivable, and other current assets. Our main source of liquidity is cash flows from operating activities, which are generated from investment advisory and mutual fund administration fees. Cash and cash equivalents, investments held directly by DHCM, accounts receivable, and other current assets represented $186.1 million and $211.0 million of total assets as of March 31, 2020 and December 31, 2019, respectively. We believe these sources of liquidity, as well as our continuing cash flows from operating activities, will be sufficient to meet our current and future operating needs for the next 12 months.
COVID-19 could continue to create uncertainty and volatility in the financial markets which may impact our ability to access capital and liquidity, and the terms under which we can do so.  As the impact of the COVID-19 pandemic on the economy and our operations is fluid and evolves, we will continue to assess our liquidity needs.
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
In September 2018, our board of directors approved a share repurchase program (the "2018 Repurchase Program") authorizing the purchase of up to $50 million of the Company's common shares. Under the 2018 Repurchase Program, the Company repurchased $4.0 million of its common shares during the three months ended March 31, 2020. As of February 2020, the Company had completed the 2018 Repurchase Program.
On February 27, 2020, the board of directors approved a new repurchase program (the "2020 Repurchase Program") authorizing management to repurchase up to $50 million of the Company's common shares. Under the 2020 Repurchase

Program, the Company repurchased $5.2 million of its common shares during the three months ended March 31, 2020. As of March 31, 2020, $44.8 million remains available for repurchase under the 2020 Repurchase Program. The authority to repurchase shares may be exercised from time to time as market conditions warrant, is subject to regulatory considerations and will expire in approximately two years. The timing, amount and other terms and conditions of any repurchases will be determined by the Company's management at its discretion based on a variety of factors, including the market price of shares, corporate considerations, general market and economic conditions, legal requirements, and the expected and continued impact of COVID-19.
Working Capital
As of March 31, 2020, the Company had working capital of approximately $172.2 million, compared to $176.7 million at December 31, 2019. Working capital includes cash and cash equivalents, accounts receivable, investments, and other current assets of DHCM, net of accounts payable and accrued expenses, accrued incentive compensation, deferred compensation and other current liabilities of DHCM.
Below is a summary of securities owned by the Company as of March 31, 2020 and December 31, 2019.

	As of
	March 31, 2020	December 31, 2019
Corporate Investments:
Diamond Hill Core Bond Fund	$44,629,088	$43,691,925
Diamond Hill High Yield Fund	943,590	14,984,548
Diamond Hill Research Opportunities Fund	11,811,265	16,223,519
Diamond Hill Global Fund	7,538,786	11,073,515
Diamond Hill International Fund	7,010,058	8,039,570
Total Corporate Investments	71,932,787	94,013,077
Deferred Compensation Plan Investments in the Funds	22,867,172	30,342,204
Total investments held by DHCM	94,799,959	124,355,281
Redeemable noncontrolling interest in Consolidated Funds	9,719,105	15,081,897
Total Investment Portfolio	$104,519,064	$139,437,178
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
For the three months ended March 31, 2020, net cash provided by operating activities totaled $2.0 million. Cash inflows provided by operating activities was primarily due to adding back the net losses on investments of $23.2 million and non-cash expenses of $2.7 million to the Company's net loss of $2.5 million. This was partially offset by the decrease in accrued incentive compensation of $15.8 million due to the payment of bonuses in the first quarter of 2020 and the cash impact of timing differences in the settlement of assets and liabilities of $5.6 million. Absent the cash used by Consolidated Funds to purchase securities into their investment portfolios, cash flow provided by operations was $3.3 million.
For the three months ended March 31, 2019, net cash provided by operating activities totaled $16.1 million. Cash inflows provided by operating activities was primarily driven by net income of $19.6 million, the add back of share-based compensation of $2.2 million, depreciation of $0.3 million, net redemptions of securities held in the underlying investment portfolios of the Consolidated Funds of $18.9 million and the cash impact of timing differences on the settlement of assets and liabilities of $6.8 million. These cash inflows were partially offset by the decrease in accrued incentive compensation of $18.6 million and the net gains on investments of $13.1 million. Absent the cash used by Consolidated Funds to purchase securities into their investment portfolios, cash flow used in operations was $4.7 million.

Cash Flows from Investing Activities
The Company’s cash flows from investing activities consist primarily of capital expenditures and purchases and redemptions in our investment portfolio.
Cash flows provided by investing activities totaled $12.1 million for the three months ended March 31, 2020. Cash flows provided by investing activity were primarily driven by proceeds from the sale of investments of $23.2 million. The cash inflows were partially offset by investments purchased of $10.9 million and property and equipment purchased of $0.2 million.
Cash flows used in investing activities totaled $2.0 million for the three months ended March 31, 2019. The Company purchased investments of $4.6 million and $0.1 million of property and equipment during the period. These cash outflows were partially offset by proceeds from the sale of investments of $2.7 million.
Cash Flows from Financing Activities
The Company’s cash flows from financing activities consist primarily of the repurchase of its common shares, shares withheld related to employee tax withholding, and distributions to, or contributions from, redeemable noncontrolling interest holders.
For the three months ended March 31, 2020, net cash used in financing activities totaled $10.0 million, consisting of repurchases of the Company’s common shares of $9.2 million, net redemptions received in the Consolidated Funds from redeemable noncontrolling interest holders of $0.6 million and the value of shares withheld related to employee tax withholding of $0.2 million.
For the three months ended March 31, 2019, net cash used in financing activities totaled $6.4 million, consisting of net repurchases of the Company’s common shares of $7.9 million, partially offset by subscriptions received in the Consolidated Funds from redeemable noncontrolling interest holders of $1.5 million.
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

The following table summarizes the condensed cash flows for the three months ended March 31, 2020, that are attributable to Diamond Hill Investment Group, Inc. and to the Consolidated Funds, and the related eliminations required in preparing the consolidated statements.

	Three Months Ended March 31, 2020
	Cash flow attributable to Diamond Hill Investment Group, Inc.	Cash flow attributable to Consolidated Funds	Eliminations	As reported on the Consolidated Statement of Cash Flows
Cash flows from Operating Activities:
Net Income (Loss)	$1,530,108	$(10,794,182)	$6,735,706	$(2,528,368)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	265,084	—	—	265,084
Share-based compensation	2,433,317	—	—	2,433,317
Net (gains)/losses on investments	19,187,640	10,794,182	(6,735,706)	23,246,116
Net change in securities held by Consolidated Funds	—	(589,071)	—	(589,071)
Other changes in assets and liabilities	(20,097,764)	(738,318)	—	(20,836,082)
Net cash provided by (used in) operating activities	3,318,385	(1,327,389)	—	1,990,996
Net cash provided by investing activities	10,252,464	—	1,893,387	12,145,851
Net cash provided by (used in) financing activities	(9,435,545)	1,327,389	(1,893,387)	(10,001,543)
Net change during the period	4,135,304	—	—	4,135,304
Cash and cash equivalents at beginning of period	93,176,253	—	—	93,176,253
Cash and cash equivalents at end of period	$97,311,557	$—	$—	$97,311,557

Use of Supplemental Data as Non-GAAP Performance Measure
As supplemental information, we are providing performance measures that are based on methodologies other than U.S. generally accepted accounting principles (“non-GAAP”). We believe the non-GAAP measures below are useful measures of our core business activities, are important metrics in estimating the value of an asset management business, and may enable more appropriate comparison to our peers. These non-GAAP measures should not be a substitute for financial measures calculated in accordance with GAAP, and may be calculated differently by other companies. The following schedule reconciles GAAP measures to non-GAAP measures for the three months ended March 31, 2020 and 2019, respectively.

	Three Months Ended March 31,
(in thousands, except percentages and per share data)	2020	2019
Total revenue	$31,926	$32,579

Net operating income, GAAP basis	$20,465	$11,134
Non-GAAP adjustment:
Gains (losses) on deferred compensation plan investments, net(1)	(8,156)	2,412
Net operating income, as adjusted, non-GAAP basis(2)	12,309	13,546
Non-GAAP adjustment:
Tax provision on net operating income, as adjusted, non-GAAP basis(3)	(3,448)	(3,484)
Net operating income, as adjusted, after tax, non-GAAP basis(4)	$8,861	$10,062

Net operating income, as adjusted after tax per diluted share, non-GAAP basis(5)	$2.71	$2.88
Diluted weighted average shares outstanding, GAAP basis	3,273	3,497

Operating profit margin, GAAP basis	64%	34%
Operating profit margin, as adjusted, non-GAAP basis(6)	39%	42%
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

Critical Accounting Policies and Estimates
For a summary of the critical accounting policies important to understanding the condensed consolidated financial statements, please see Note 2, Significant Accounting Policies, in the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, and Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2019 Form 10-K, and Note 2, Significant Accounting Policies, in the 2019 Form 10-K.

ITEM 3:	Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in the information provided in Item 7A of the 2019 Form 10-K.

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
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:	OTHER INFORMATION

ITEM 1:	Legal Proceedings
From time to time, the Company is party to ordinary, routine litigation that is incidental to its business. There are currently no such matters pending that the Company believes could have a material adverse effect on its consolidated financial statements.

ITEM 1A:	Risk Factors
There are certain risks and uncertainties in our business that could cause actual results to differ materially from those anticipated.  In “PART I – Item 1A. – Risk Factors” of our 2019 Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 27, 2020, and available at www.sec.gov or at www.diamond-hill.com, we included a detailed discussion of our risk factors.  Other than as noted below, our risk factors have not changed significantly from those disclosed in our 2019 Form 10-K. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q.  Any of the risks described in our 2019 Form 10-K as well as any of the risks described below could materially affect our business, consolidated financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. The risk factors described in our 2019 Form 10-K and the risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, consolidated financial condition and/or future results.
The novel coronavirus ("COVID-19") and other possible pandemics and similar outbreaks could result in material adverse effects on our business, financial position, results of operations and cash flows.

In December 2019, a novel strain of the coronavirus, commonly known as COVID-19, was first detected in the city of Wuhan in the Hubei province of China. The spread of COVID-19 has resulted in temporary closures of many corporate offices, retail stores, and manufacturing facilities and factories around the world. In addition, as COVID-19 continues to spread across the globe, supply chains worldwide have been interrupted, slowed, or rendered inoperable, and an increasing number of individuals may become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions.

Governmental mandates to control the outbreak may require forced shutdowns of various business facilities for extended or indefinite periods. The COVID-19 pandemic, and the various governmental, industry and consumer actions related thereto, are having and could continue to have negative effects on our business and risk exposure.  These effects include, without limitation potential significant financial market volatility, decreases in the demand for our investment products, changes in consumer behavior and preferences,  limitations on our employees’ ability to work and travel, potential financial difficulties of vendors and suppliers, significant changes in economic or political conditions, and financial market declines or recessions that will generally negatively affect the level of our AUM and consequently our revenue and net income (loss).
The global effect of the COVID-19 outbreak is rapidly evolving, and it is uncertain what the effect of various legislation and other responses being taken in the United States and other countries will have on the economy, international trade, our industries, our businesses and the businesses of our clients and vendors. Many countries have reacted to the outbreak by instituting quarantines and restrictions on travel to and from the affected areas, and the outbreak could have a continued adverse effect on economic and market conditions and trigger a period of global economic slowdown. The potential effect on global markets from COVID-19 is difficult to predict, and the extent that COVID-19 may negatively affect our operating results or the duration of any potential business disruption is uncertain. Any potential effect to our business and results of operations will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain the spread of the virus, all of which are beyond our control.
In addition, our reliance on work-from-home capabilities, the potential inability to maintain critical staff in our operational facilities due to stay-at-home orders, illness and quarantines present heightened cybersecurity, information security and operational risks. Any disruption to our ability to deliver services to our clients and customers could result in potential liability to our clients and customers, regulatory fines, penalties or other sanctions, increased operational costs or harm to our reputation.

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended March 31, 2020, the Company did not sell any common shares that were not registered under the Securities Act of 1933. The following table sets forth information regarding the Company’s repurchases of its common shares during the quarter ended March 31, 2020:

Period	Total Number of Shares Purchased for Employee Tax Withholdings(a)	Total Number of Shares Purchased as part of Publicly Announced Programs(b)	Average Price Paid Per Share Purchased Under the Programs	Purchase Price of Shares Purchased Under the Programs	Aggregate Purchase Price Yet To Be Purchased Under the Programs
January 1, 2020 through January 31, 2020	1,801	25,636	$141.84	$3,636,730	$384,367
February 1, 2020 through February 29, 2020	—	4,289	135.77	582,333	49,803,595
March 1, 2020 through March 31, 2020	—	47,012	105.58	4,963,514	$44,840,081
Total	1,801	76,937	$119.35	$9,182,577

(a)
The Company regularly withholds shares for tax payments due upon the vesting of employee restricted stock. During the quarter ended March 31, 2020, the Company purchased 1,801 shares for employee tax withholdings at an average price paid per share of $140.46.

(b)
One September 25, 2018, the Company announced a share repurchase program (the "2018 Repurchase Program"), pursuant to which our board of directors authorized management to repurchase up to $50,000,000 of the Company's common shares in the open market and in private transactions in accordance with applicable securities laws. The 2018 Repurchase Program would have expired in September 2020, but was instead completed in February 2020. No further repurchases are authorized under the 2018 Repurchase Program and, as a result, on February 27, 2020, the Company announced a new share repurchase program (the "2020 Repurchase Program"). Under the 2020 Repurchase Program, our board of directors authorized management to repurchase up to $50,000,000 of the Company’s common shares in the open market and in private transactions in accordance with applicable securities laws. The 2020 Repurchase Program will expire in February 2022, or upon the earlier completion of all authorized purchases under such program.

From time to time the Company has entered into a Rule 10b5-1 repurchase plan in connection with the 2018 Repurchase Program, and has done so in connection with the 2020 Repurchase Program as well. This plan is intended to qualify for the safe harbor under Rule 10b5-1 of the Securities Exchange Act of 1934.  A Rule 10b5-1 plan allows a company to purchase its shares at times when it would not ordinarily be in the market because of its trading policies or the possession of material nonpublic information. Purchases may be made in the open market or through privately negotiated transactions. Purchases in the open market will be made in compliance with Rule 10b-18 under the Exchange Act. Because the repurchases under the 10b5-1 plan are subject to specified parameters and certain price, timing and volume restraints specified in the plan, there is no guarantee as to the exact number of shares that will be repurchased, or that there will be any repurchases at all pursuant to the plan.
Through March 31, 2020, the Company has repurchased 48,576 of the Company's common shares under the 2020 Repurchase Program at a total cost of $5.2 million.

ITEM 3:	Defaults Upon Senior Securities
None

ITEM 4:	Mine Safety Disclosures
None

ITEM 5:	Other Information
None

ITEM 6:	Exhibits

3.1
Amended and Restated Articles of Incorporation of the Company (Incorporated by reference from Form 8-K Current Report for the event on May 2, 2002 filed with the SEC on May 7, 2002; File No. 000-24498.)

3.2	Certificate of Amendment by Shareholders to the Articles of Incorporation of the Company (Incorporated by reference from Form 8-K Current Report for the event on April 28, 2017; File No. 000-24498.)

3.3	Amended and Restated Code of Regulations of the Company (Incorporated by reference from Form 8-K Current Report, Exhibit 3.2, filed with the SEC on April 28, 2017; File No. 000-24498.)

10.1	Diamond Hill Investment Group, Inc. Compensation Recoupment and Restitution Policy. (Filed herewith)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Section 1350 Certifications. (Furnished herewith)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

DIAMOND HILL INVESTMENT GROUP, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DIAMOND HILL INVESTMENT GROUP, INC.

Date	Title	Signature

April 27, 2020	Chief Executive Officer and President	/s/ Heather E. Brilliant
Heather E. Brilliant

April 27, 2020	Chief Financial Officer and Treasurer	/s/ Thomas E. Line
Thomas E. Line