Form 10-Q
period 2020-06-30
DIAMOND HILL INVESTMENT GROUP INC
filed 2020-08-05
CIK 909108

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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
The number of shares outstanding of the issuer’s common stock, as of August 5, 2020, is 3,213,987 shares.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes:  ☐    No:  ☒

DIAMOND HILL INVESTMENT GROUP, INC.

PART I:	FINANCIAL INFORMATION

ITEM 1:	Consolidated Financial Statements
Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	6/30/2020	12/31/2019
	(Unaudited)
ASSETS
Cash and cash equivalents	$111,339,859	$93,176,253
Investments	114,348,626	139,437,178
Accounts receivable	13,992,464	17,223,362
Prepaid expenses	2,934,506	2,857,468
Income taxes receivable	—	3,849,099
Property and equipment, net of depreciation	5,866,569	5,733,737
Deferred taxes	11,181,715	10,386,853
Total assets	$259,663,739	$272,663,950
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$8,239,646	$8,671,731
Accrued incentive compensation	12,953,820	26,615,510
Income taxes payable	2,054,572	—
Deferred compensation	26,692,713	30,342,204
Total liabilities	49,940,751	65,629,445
Redeemable noncontrolling interest	9,571,722	14,178,824
Permanent Shareholders’ equity
Common stock, no par value: 7,000,000 shares authorized; 3,212,924 issued and outstanding at June 30, 2020 (inclusive of 190,484 unvested shares); 3,294,672 issued and outstanding at December 31, 2019 (inclusive of 227,844 unvested shares)	86,189,846	95,853,477
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred equity compensation	(17,103,472)	(20,331,890)
Retained earnings	131,064,892	117,334,094
Total permanent shareholders’ equity	200,151,266	192,855,681
Total liabilities and shareholders’ equity	$259,663,739	$272,663,950

Book value per share	$62.30	$58.54
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUES:
Investment advisory	$26,698,993	$31,510,672	$56,856,673	$62,023,389
Mutual fund administration, net	1,549,936	2,034,344	3,318,001	4,101,000
Total revenue	28,248,929	33,545,016	60,174,674	66,124,389
OPERATING EXPENSES:
Compensation and related costs, excluding deferred compensation expense (benefit)	12,557,769	14,341,924	27,974,945	27,899,046
Deferred compensation expense (benefit)	3,825,540	1,282,627	(4,330,341)	3,694,886
General and administrative	2,899,853	3,543,527	4,828,509	6,788,059
Sales and marketing	1,148,782	1,447,266	2,604,464	2,817,982
Mutual fund administration	789,316	849,676	1,604,269	1,710,717
Total operating expenses	21,221,260	21,465,020	32,681,846	42,910,690
NET OPERATING INCOME	7,027,669	12,079,996	27,492,828	23,213,699
Investment income (loss), net	11,562,624	6,519,596	(10,835,468)	20,804,473
NET INCOME BEFORE TAXES	18,590,293	18,599,592	16,657,360	44,018,172
Income tax expense	(4,951,814)	(4,442,023)	(5,547,249)	(10,304,756)
NET INCOME	13,638,479	14,157,569	11,110,111	33,713,416
Net loss (income) attributable to redeemable noncontrolling interest	(1,437,789)	(962,417)	2,620,687	(3,585,622)
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$12,200,690	$13,195,152	$13,730,798	$30,127,794
Earnings per share attributable to common shareholders
Basic	$3.79	$3.79	$4.23	$8.64
Diluted	$3.79	$3.79	$4.23	$8.64
Weighted average shares outstanding
Basic	3,220,973	3,478,307	3,246,867	3,486,032
Diluted	3,220,973	3,478,307	3,246,867	3,486,504
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest (unaudited)

	Three Months Ended June 30, 2020
	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at March 31, 2020	3,247,515	$90,602,468	$(18,686,750)	$118,864,202	$190,779,920	$9,554,350
Issuance of restricted stock grants	13,015	1,462,975	(1,462,975)	—	—	—
Amortization of restricted stock grants	—	—	560,606	—	560,606	—
Issuance of common stock related to 401(k) plan match	6,403	642,008	—	—	642,008	—
Shares withheld related to employee tax withholding	(13,631)	(1,230,062)	—	—	(1,230,062)	—
Forfeiture of restricted stock grants	(13,300)	(2,485,647)	2,485,647	—	—	—
Repurchase of common stock	(27,078)	(2,801,896)	—	—	(2,801,896)	—
Net income	—	—	—	12,200,690	12,200,690	1,437,789
Net redemptions of consolidated funds	—	—	—	—	—	(1,420,417)
Balance at June 30, 2020	3,212,924	$86,189,846	$(17,103,472)	$131,064,892	$200,151,266	$9,571,722

	Three Months Ended June 30, 2019
	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at March 31, 2019	3,494,599	$124,484,045	$(23,656,774)	$109,583,579	$210,410,850	$36,249,454
Issuance of restricted stock grants	4,175	166,521	(166,521)	—	—	—
Amortization of restricted stock grants	—	—	1,853,743	—	1,853,743	—
Issuance of common stock related to 401(k) plan match	4,190	589,565	—	—	589,565	—
Shares withheld related to employee tax withholding	(4,300)	(602,000)	—	—	(602,000)	—
Forfeiture of restricted stock grants	(250)	(49,850)	49,850	—	—	—
Repurchase of common stock	(54,950)	(7,752,572)			(7,752,572)
Net income	—	—	—	13,195,152	13,195,152	962,417
Net subscriptions of consolidated funds	—	—	—	—	—	6,880,706
Net deconsolidations of Company sponsored investments	—	—	—	—	—	(10,016,227)
Balance at June 30, 2019	3,443,464	$116,835,709	$(21,919,702)	$122,778,731	$217,694,738	$34,076,350
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest (unaudited)

	Six Months Ended June 30, 2020
	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at December 31, 2019	3,294,672	$95,853,477	$(20,331,890)	$117,334,094	$192,855,681	$14,178,824
Issuance of restricted stock grants	16,865	1,810,399	(1,810,399)	—	—	—
Amortization of restricted stock grants	—	—	2,346,823	—	2,346,823	—
Common stock issued as incentive compensation	23,640	3,396,359			3,396,359
Issuance of common stock related to 401k plan match	11,719	1,289,108	—	—	1,289,108	—
Shares withheld related to employee tax withholding	(15,432)	(1,483,030)	—	—	(1,483,030)	—
Forfeiture of restricted stock grants	(14,525)	(2,691,994)	2,691,994	—	—	—
Repurchase of common stock	(104,015)	(11,984,473)	—	—	(11,984,473)	—
Net income (loss)	—	—	—	13,730,798	13,730,798	(2,620,687)
Net redemptions of Consolidated Funds	—	—	—	—	—	(1,986,415)
Balance at June 30, 2020	3,212,924	$86,189,846	$(17,103,472)	$131,064,892	$200,151,266	$9,571,722

	Six Months Ended June 30, 2019
	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at December 31, 2018	3,499,285	$124,933,060	$(22,008,054)	$92,650,937	$195,575,943	$62,679,687
Issuance of restricted stock grants	29,050	4,025,821	(4,025,821)	—	—	—
Amortization of restricted stock grants	—	—	3,375,716	—	3,375,716	—
Common stock issued as incentive compensation	24,048	3,655,296	—	—	3,655,296	—
Issuance of common stock related to 401k plan match	8,476	1,221,615	—	—	1,221,615	—
Shares withheld related to employee tax withholding	(4,300)	(602,000)	—	—	(602,000)	—
Forfeiture of restricted stock grants	(4,500)	(738,457)	738,457	—	—	—
Repurchase of common stock	(108,595)	(15,659,626)	—	—	(15,659,626)
Net income	—	—	—	30,127,794	30,127,794	3,585,622
Net subscriptions of Consolidated Funds	—	—	—	—	—	5,151,829
Net deconsolidations of Company sponsored investments	—	—	—	—	—	(37,340,788)
Balance at June 30, 2019	3,443,464	$116,835,709	$(21,919,702)	$122,778,731	$217,694,738	$34,076,350

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flows (unaudited)
.

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$11,110,111	$33,713,416
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	507,737	569,896
Share-based compensation	3,635,931	4,597,331
Decrease (increase) in accounts receivable	3,230,897	(3,094,071)
Change in current income taxes	5,903,671	(513,313)
Change in deferred income taxes	(794,862)	(823,883)
Net losses (gains) on investments	12,135,645	(16,091,598)
Net change in securities held by Consolidated Funds	169,476	17,041,017
Decrease in accrued incentive compensation	(10,265,331)	(12,078,871)
Increase (decrease) in deferred compensation	(3,649,491)	5,672,279
Other changes in assets and liabilities	(285,183)	(182,455)
Net cash provided by operating activities	21,698,601	28,809,748
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(864,508)	(131,734)
Purchase of Company sponsored investments	(11,879,416)	(5,973,680)
Proceeds from sale of Company-sponsored investments	24,662,847	35,729,336
Net cash on deconsolidation of Company sponsored investments	—	(22,723,853)
Net cash provided by investing activities	11,918,923	6,900,069
CASH FLOWS FROM FINANCING ACTIVITIES:
Value of shares withheld related to employee tax withholding	(1,483,030)	(602,000)
Net subscriptions (redemptions) received from redeemable noncontrolling interest holders	(1,986,415)	8,396,769
Repurchase of common stock	(11,984,473)	(15,659,626)
Net cash used in financing activities	(15,453,918)	(7,864,857)
CASH AND CASH EQUIVALENTS
Net change during the period	18,163,606	27,844,960
At beginning of period	93,176,253	84,430,059
At end of period	$111,339,859	$112,275,019
Supplemental cash flow information:
Income taxes paid	$438,440	$11,641,951
Supplemental disclosure of non-cash transactions:
Common stock issued as incentive compensation	$3,396,359	$3,655,296
Net redemptions of ETF shares for marketable securities	—	(3,244,940)

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
Note 2 Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of June 30, 2020 and December 31, 2019, and for the three- and six-month periods ended June 30, 2020 and 2019, for Diamond Hill Investment Group, Inc. and its subsidiaries (referred to in these notes to the condensed consolidated financial statements as "the Company," "management," "we," "us," and "our") have been prepared in accordance with United States generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (the "SEC") Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair statement of the financial condition and results of operations at the dates and for the interim periods presented have been included. These unaudited condensed consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements of the Company included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the "2019 Form 10-K") as filed with the SEC.
Operating results for the three- and six-month periods ended June 30, 2020 are not necessarily indicative of the results the Company may expect for the full fiscal year ending December 31, 2020 (“fiscal 2020”), particularly in light of the novel coronavirus pandemic (“COVID-19”) and its effects on the U.S. and global economies.
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
The Company performs its analysis at the individual mutual fund level and has concluded the mutual funds are voting rights entities ("VREs") because the structure of the investment product is such that the shareholders are deemed to have the power through voting rights to direct the activities that most significantly impact the entity's economic performance. To the extent material, these investment products are consolidated if Company ownership, directly or indirectly, represents a majority interest (greater than 50%). The Company records redeemable noncontrolling interests in consolidated investments for which the Company's ownership is less than 100%. The Company has consolidated the Diamond Hill International Fund and the Diamond Hill Global Fund (collectively the "Consolidated Funds") as of June 30, 2020.
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
Accounts Receivable
The Company records accounts receivable when they are due and presents them on the balance sheet net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of the individual or entity that owes the receivable. No allowance for doubtful accounts was deemed necessary at June 30, 2020 or December 31, 2019. Accounts receivable from the Funds were $8.5 million as of June 30, 2020 and $10.7 million as of December 31, 2019.
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
Revenue earned during the three months ended June 30, 2020 and 2019 under contracts with clients include:

	Three Months Ended June 30, 2020
	Investment advisory	Mutual fund administration, net	Total revenue
Proprietary funds	$19,722,742	$1,549,936	$21,272,678
Sub-advised funds and separately managed accounts	6,976,251	—	6,976,251
	$26,698,993	$1,549,936	$28,248,929

	Three Months Ended June 30, 2019
	Investment advisory	Mutual fund administration, net	Total revenue
Proprietary funds	$24,335,369	$2,034,344	$26,369,713
Sub-advised funds and separately managed accounts	7,175,303	—	7,175,303
	$31,510,672	$2,034,344	$33,545,016

Revenue earned during the six months ended June 30, 2020 and 2019 under contracts with clients include:

	Six Months Ended June 30, 2020
	Investment advisory	Mutual fund administration, net	Total revenue
Proprietary funds	$43,177,305	$3,318,001	$46,495,306
Sub-advised funds and separately managed accounts	13,679,368	—	13,679,368
	$56,856,673	$3,318,001	$60,174,674

	Six Months Ended June 30, 2019
	Investment advisory	Mutual fund administration, net	Total revenue
Proprietary funds	$47,915,246	$4,101,000	$52,016,246
Sub-advised funds and separately managed accounts	14,108,143	—	14,108,143
	$62,023,389	$4,101,000	$66,124,389
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
The fees we receive for our services under our investment advisory contracts are based on AUM, which changes based on the value of securities held under each advisory contract. These fees are thereby constrained and represent variable consideration, and they are excluded from revenue until the AUM on which our client is billed is no longer subject to market fluctuations.

The Company also provides services to Unified Managed Account ("UMA") programs in which an investment manager provides its strategy model portfolio to the sponsor of the UMA. The Company is paid a portion of the UMA fee for our services by the program sponsor at a pre-determined rate based on assets in the program. UMA program revenue was $0.6 million and $0.4 million, respectively, for the three months ended June 30, 2020 and 2019, and $1.2 million and $0.8 million, respectively, for the six months ended June 30, 2020 and 2019. UMA program revenue is included in investment advisory fees in the consolidated statements of income.
Revenue Recognition – Variable Rate Fees
The Company manages certain client accounts that provide for variable rate fees. These fees are calculated based on client investment results over rolling five-year periods. The Company records variable rate fees at the end of the contract measurement period because the variable fees earned are constrained based on movements in the financial markets. The Company did not record any variable rate fees during either of the three or six month periods ended June 30, 2020 or June 30, 2019. The table below shows AUM subject to variable rate fees and the amount of variable rate fees that would be recognized based upon investment results as of June 30, 2020:

	As of June 30, 2020
	AUM subject to variable rate fees	Unearned variable rate fees
Contractual Period Ending:
Quarter Ending December 31, 2020	$55,670,997	$392,505
Quarter Ending September 30, 2021	267,848,876	7,990,983
Total	$323,519,873	$8,383,488
The contractual end dates highlight the time remaining until the variable rate fees are scheduled to be earned. The amount of variable rate fees that would be recognized based upon investment results as of June 30, 2020, will increase or decrease based on future client investment results through the end of the contractual period. We cannot assure that we will earn the unearned amounts set forth above.
Revenue Recognition – Mutual Fund Administration
DHCM has an administrative and transfer agency services agreement with the Funds under which DHCM performs certain services for each Fund. These services include performance obligations such as mutual fund administration, fund accounting, transfer agency, and other related functions. These services are performed concurrently under our agreement with the Funds, all performance obligations to provide these administrative services are satisfied over time, and the Company recognizes the related revenue as time progresses. Each Fund pays DHCM a fee for performing these services , which is calculated using an annual rate times the average daily net assets of each respective share class. These fees are thereby constrained and represent variable consideration, and they are excluded from revenue until the AUM on which we bill the Funds is no longer subject to market fluctuations.
The Funds have selected and contractually engaged certain vendors to fulfill various services to benefit the Funds’ shareholders or to satisfy regulatory requirements of the Funds. These services include, among others, required shareholder mailings, federal and state registrations, and legal and audit services. DHCM, in fulfilling a portion of its role under the administration agreement with the Funds, acts as agent to pay these obligations of the Funds. Each vendor is independently responsible for fulfillment of the services it has been engaged to provide and negotiates its fees and terms directly with the management and board of trustees of the Funds. Each year, the Funds' board of trustees reviews the fee that each Fund pays to DHCM and specifically takes into account the contractual expenses that DHCM pays on behalf of the Funds. As a result, DHCM is not involved in the delivery or pricing of these services, and bears no risk related to these services. Revenue has been recorded net of these Fund related expenses. In addition, DHCM advances the upfront commissions that are paid to brokers who sell Class C shares of the Funds. These advances are capitalized and amortized over 12 months to correspond with the repayments DHCM receives from the principal underwriter to recoup this commission advancement.

Mutual fund administration gross and net revenue are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Mutual fund administration:
Administration revenue, gross	$4,980,615	$5,519,437	$10,573,273	$10,922,165
Fund related expense	(3,434,966)	(3,491,604)	(7,262,215)	(6,841,145)
Revenue, net of related expenses	1,545,649	2,027,833	3,311,058	4,081,020
C-Share financing:
Broker commission advance repayments	66,817	53,782	130,359	118,994
Broker commission amortization	(62,530)	(47,271)	(123,416)	(99,014)
Financing activity, net	4,287	6,511	6,943	19,980
Mutual fund administration revenue, net	$1,549,936	$2,034,344	$3,318,001	$4,101,000
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
The Company is subject to examination by federal and applicable state and local jurisdictions for various tax periods. The Company’s income tax positions are based on research and interpretations of the income tax laws and rulings in each of the jurisdictions in which it does business. Due to the subjectivity of interpretations of laws and rulings in each jurisdiction, the differences and interplay in tax laws among those jurisdictions, and the inherent uncertainty in estimating the final resolution of complex tax audit matters, the Company’s estimates of income tax liabilities may differ from actual payments or assessments. The Company regularly assesses its positions with regard to tax exposures and records liabilities for these uncertain tax positions and related interest and penalties, if any, according to the principles of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740, Income Taxes. The Company records interest and penalties within income tax expense on the income statement. See Note 8.

On March 27, 2020, H.R. 748, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act”) was signed into legislation which includes various tax provisions.  The Company does not expect the CARES Act to have a material impact on the Company's consolidated financial statements.
Earnings Per Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period, which includes unvested restricted shares. Diluted EPS reflects the dilutive effect of any outstanding and unvested restricted stock units. See Note 9.
Recently Adopted Accounting Guidance
In August 2018, the FASB issued Accounting Standards Update ("ASU") No. 2018-13, “Fair Value Measurements.” This update makes certain revisions to existing disclosure requirements for fair value measurement. ASU 2018-13 does not change fair value measurements already required or permitted by existing standards. ASU No. 2018-13 is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted this guidance on January 1, 2020 without any impact on the Company’s consolidated financial statements.

Note 3 Investments
The following table summarizes the carrying value of the Company's investments as of June 30, 2020 and December 31, 2019:

	As of
	June 30, 2020	December 31, 2019
Fair value investments:
Securities held in Consolidated Funds(a)	$29,262,767	$36,248,360
Company sponsored investments	24,170,568	42,039,044
Company sponsored equity method investments	60,915,291	61,149,774
Total Investments	$114,348,626	$139,437,178
(a) Of the securities held in the Consolidated Funds as of June 30, 2020, the Company directly held $18.8 million and noncontrolling shareholders held $10.5 million. Of the securities held in the Consolidated Funds as of December 31, 2019, the Company directly held $21.1 million and noncontrolling shareholders held $15.1 million.
The components of net investment income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Realized gains (losses)	$(925,889)	$2,178,433	$(1,743,428)	$5,085,799
Unrealized gains (losses)	11,948,270	622,890	(10,519,328)	10,400,582
Dividends	570,538	3,242,662	1,464,951	4,248,382
Interest	—	495,409	—	987,630
Other investment income (loss)	(30,295)	(19,798)	(37,663)	82,080
Investment income (loss), net	$11,562,624	$6,519,596	$(10,835,468)	$20,804,473
Company Sponsored Equity Method Investments
As of June 30, 2020, our equity method investments consisted of the Diamond Hill Research Opportunities Fund and the Diamond Hill Core Bond Fund, and our ownership percentage in these investments was 35% and 23%, respectively.
The following table includes the condensed summary financial information from the Company's equity method investments as of and for the three and six month periods ended June 30, 2020:

		As of
		June 30, 2020
Total assets		$280,346,497
Total liabilities		33,583,129
Net assets		246,763,368
DHCM's portion of net assets		$60,915,291

	For the Three Months Ended	For the Six Months Ended
	June 30, 2020	June 30, 2020
Investment income	$1,470,082	$2,669,802
Expenses	380,380	720,779
Net realized losses	(1,108,621)	(3,367,321)
Net unrealized appreciation (depreciation)	14,315,248	(4,496)
Net income (loss)	14,296,329	(1,422,794)
DHCM's portion of net income (loss)	$3,959,381	$283,826

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
These levels are not necessarily indicative of the risk or liquidity associated with investments.
The following table summarizes investments that are recognized in our consolidated balance sheet using fair value measurements (excluding investments classified as equity method investments) determined based upon the differing levels as of June 30, 2020:

	Level 1	Level 2	Level 3	Total
Cash equivalents (money market mutual funds)	$109,038,687	$—	$—	$109,038,687
Fair value investments
Securities held in Consolidated Funds(a)	15,117,359	14,145,408	—	$29,262,767
Company sponsored investments	24,170,568	—	—	$24,170,568
(a) Of the securities held in the Consolidated Funds as of June 30, 2020, the Company directly held $18.8 million and noncontrolling shareholders held $10.5 million.
The Company determines transfers between fair value hierarchy levels at the end of the reporting period. There were no transfers in or out of the levels during the six months ended June 30, 2020.
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
The Company has not borrowed funds under the Credit Agreement, and did not borrow funds under the Credit Agreement at any time during the six months ended June 30, 2020.
The proceeds of the Credit Agreement may be used by the Company and its subsidiaries for ongoing working capital needs, to seed new and existing investment strategies, and for other general corporate purposes. The Credit Agreement contains representations, warranties and covenants that are customary for agreements of this type.
Note 6 Compensation Plans
Share-Based Payment Transactions
The Company issues restricted stock awards under the 2014 Equity and Cash Incentive Plan (the "2014 Plan"). Restricted stock awards represent common shares issued and outstanding upon grant subject to vesting restrictions. The following table represents a roll-forward of outstanding restricted stock and related activity during the six months ended June 30, 2020:

	Shares	Weighted-Average Grant Date Price per Share
Outstanding restricted stock as of December 31, 2019	227,844	$175.49
Grants issued	16,865	107.35
Grants vested	(39,700)	153.17
Grants forfeited	(14,525)	185.34
Total outstanding restricted stock as of June 30, 2020	190,484	$175.66
As of June 30, 2020, 223,034 common shares remained available for awards under the 2014 Plan.
Total deferred equity compensation related to unvested restricted stock was $17.1 million as of June 30, 2020. Compensation expense related to restricted stock is calculated based upon the fair market value of the common shares on grant date. The Company's policy is to adjust compensation expense for forfeitures as they occur. The recognition of compensation expense related to deferred compensation over the remaining vesting periods is as follows:

Six Months Remaining In
2020	2021	2022	2023	2024	Thereafter	Total
$3,003,503	$5,224,294	$4,255,418	$2,267,092	$1,163,473	$1,189,692	$17,103,472
Stock Grant Transactions
The following table represents common shares issued as part of our incentive compensation program during the six months ended June 30, 2020 and 2019:

	Shares Issued	Grant Date Value
June 30, 2020	23,640	$3,396,359
June 30, 2019	24,048	$3,655,296
Deferred Compensation Plans
The Company offers two deferred compensation plans, the Diamond Hill Fixed Term Deferred Compensation Plan and the Diamond Hill Variable Term Deferred Compensation Plan (collectively the “Plans”). Under the Plans, participants may elect to voluntarily defer, for a minimum of five years, certain incentive compensation, that the Company then contributes into the Plans. Participants are responsible for designating investment options for the assets they contribute, and the distribution paid to each participant reflects any gains or losses on the assets realized in connection with the Plans. Assets held in the Plans are included in the Company’s investment portfolio, and the associated obligation to participants is included in deferred compensation liability. Deferred compensation liability was $26.7 million and $30.3 million as of June 30, 2020 and December 31, 2019, respectively.
Note 7 Operating Lease
The Company currently leases office space of approximately 37,829 square feet at one location.
As of June 30, 2020, the carrying value of this right-of use asset, which is included in property and equipment, net of deferred rent on the consolidated balance sheets, was approximately $2.3 million. As of June 30, 2020, the carrying value of the lease liability, which is included in accounts payable and accrued expenses on the consolidated balance sheets, was approximately $2.8 million.

The following table summarizes the total lease and operating expenses for the three and six months ended June 30, 2020 and 2019:

	June 30, 2020	June 30, 2019
Three Months Ended	$239,630	$239,455
Six Months Ended	$465,488	$491,528
The approximate future minimum lease payments under the operating lease are as follows:

Future Minimum Lease Payments
Six Months Remaining In
2020	2021	2022	2023	2024	Thereafter	Total
$312,089	$624,179	$624,179	$624,179	$624,179	$156,045	$2,964,850
Note 8 Income Taxes
The Company has determined its interim tax provision projecting an estimated annual effective tax rate.
A reconciliation of the statutory federal tax rate to the Company’s effective income tax rate is as follows:

	Six Months Ended June 30,
	2020	2019
Statutory U.S. federal income tax rate	21.0%	21.0%
State and local income taxes, net of federal benefit	4.3%	4.1%
Internal revenue code section 162 limitations	1.4%	0.4%
Other	2.1%	—%
Unconsolidated effective income tax rate	28.8%	25.5%
Impact attributable to redeemable noncontrolling interests(a)	4.5%	(2.1)%
Effective income tax rate	33.3%	23.4%
(a) The provision for income taxes includes the impact of the operations of the Consolidated Funds, which are not subject to federal income taxes. Accordingly, a portion of the Company’s earnings are not subject to corporate tax levels.
Absent the impact attributable to redeemable noncontrolling interests, the estimated unconsolidated effective income tax rate would have been 28.8%. Our actual effective tax rate for fiscal 2020 could be materially different from the projected rate as of June 30, 2020.
The net temporary differences incurred to date will reverse in future periods as the Company generates taxable earnings. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets recorded. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2020 and December 31, 2019, no valuation allowance was deemed necessary.
FASB ASC 740, Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company recognizes tax benefits related to positions taken, or expected to be taken, on its tax returns, only if the positions are "more-likely-than-not" sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its financial statements. The Company did not record an accrual for tax related uncertainties or unrecognized tax positions as of June 30, 2020 or December 31, 2019.
The Company did not recognize any interest and penalties during the six months ended June 30, 2020.

Note 9 Earnings Per Share
The Company’s common shares outstanding consist of all shares issued and outstanding, including unvested restricted shares. Basic and diluted EPS are calculated under the two-class method. Restricted stock units are considered dilutive, although there were no restricted stock units outstanding during the six months ended June 30, 2020. The following table sets forth the computation for basic and diluted EPS and reconciliation between basic and diluted shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Income	$13,638,479	$14,157,569	$11,110,111	$33,713,416
Less: Net loss (income) attributable to redeemable noncontrolling interest	(1,437,789)	(962,417)	2,620,687	(3,585,622)
Net income attributable to common shareholders	$12,200,690	$13,195,152	$13,730,798	$30,127,794

Weighted average number of outstanding shares - Basic	3,220,973	3,478,307	3,246,867	3,486,032
Dilutive impact of restricted stock units	—	—	—	472
Weighted average number of outstanding shares - Diluted	3,220,973	3,478,307	3,246,867	3,486,504

Earnings per share attributable to common shareholders
Basic	$3.79	$3.79	$4.23	$8.64
Diluted	$3.79	$3.79	$4.23	$8.64
Note 10 Commitments and Contingencies
The Company indemnifies its directors, officers and certain employees for certain liabilities that may arise from performance of their duties to the Company. From time to time, the Company is involved in legal matters relating to claims arising in the ordinary course of business. There are currently no such matters pending that the Company believes could have a material adverse effect on its consolidated financial statements.
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
Forward-looking Statements
Throughout this Quarterly Report on Form 10-Q, and other publicly available documents, including the documents incorporated herein by reference, the Company may make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), relating to such matters as anticipated operating results, prospects and levels of assets under management, technological developments, economic trends (including interest rates and market volatility), expected transactions and similar matters. The words “believe,” “expect,” “anticipate,” “estimate,” "may," "will," "likely," "project," “should,” “hope,” “seek,” “plan,” “intend” and similar expressions identify forward-looking statements that speak only as of the date thereof. While we believe that the assumptions underlying our forward-looking statements are reasonable, investors are cautioned that any of the assumptions could prove to be inaccurate and, accordingly, actual results and experiences could differ materially from the anticipated results or other expectations expressed in our forward-looking statements. Factors that could cause such actual results or experiences to differ from results discussed in the forward-looking statements include, but are not limited to: the adverse effect from a decline in the securities markets; the effect of national, regional and global economic conditions generally, including significant economic disruptions from COVID-19 and the actions taken in connection therewith; a decline in the performance of our products; changes in interest rates; changes in national and local economic and political conditions; the continuing economic uncertainty in various parts of the world; changes in government policy and regulation, including monetary policy; our inability to attract or retain key employees; unforeseen costs and other effects related to legal proceedings or investigations of governmental and self-regulatory organizations; and other risks identified from time-to-time in other public documents on file with the SEC.
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
The Company’s primary objective is to fulfill its fiduciary duty to its clients. Our secondary objective is to increase the intrinsic value of the Company in order to achieve an adequate long-term return for our shareholders.
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
While we expect the effects of, and responses to, COVID-19 to negatively affect our results of operations, cash flows and financial position, at this time we cannot reasonably estimate the full impact, given the uncertainty surrounding the duration and severity of the same.
Assets Under Management
We derive revenue primarily from investment advisory and administration fees. Investment advisory and administration fees paid to the Company are generally based on the value of the investment portfolios we manage and fluctuate with changes in the total value of our AUM. Fees are recognized in the period that the Company manages these assets.

Our revenue is highly dependent on both the value and composition of AUM. The following is a summary of our AUM by product and investment objective, as well as a roll-forward of the change in AUM, for the three and six months ended June 30, 2020 and 2019:

	Assets Under Management
	As of June 30,
(in millions, except percentages)	2020	2019	% Change
Proprietary funds	$13,780	$14,831	(7)%
Sub-advised funds	2,463	1,776	39%
Separately managed accounts	4,402	5,005	(12)%
Total AUM	$20,645	$21,612	(4)%

	Assets Under Management by Investment Strategy
	As of June 30,
(in millions, except percentages)	2020	2019	% Change
Small Cap	$475	$867	(45)%
Small-Mid Cap	2,347	3,090	(24)%
Mid Cap	837	394	112%
Large Cap	11,409	11,374	—%
All Cap Select	343	498	(31)%
Long-Short	2,202	3,541	(38)%
Global/International	28	22	27%
Total Equity	17,641	19,786	(11)%
Short Duration Fixed Income	855	661	29%
Core Fixed Income	401	217	85%
Long Duration Fixed Income	58	57	2%
Corporate Credit	1,370	962	42%
High Yield	389	94	314%
Total Fixed Income	3,073	1,991	54%
Total Equity and Fixed Income	20,714	21,777	(5)%
(Less: Investments in affiliated funds)(a)	(69)	(165)	(58)%
Total AUM	$20,645	$21,612	(4)%
(a) Certain of the Funds own shares of the Diamond Hill Short Duration Total Return Fund. The Company reduces the total AUM by these investments held in this affiliated fund.

	Change in Assets Under Management
	For the For the Three Months Ended June 30,
(in millions)	2020	2019
AUM at beginning of the period	$17,496	$20,880
Net cash inflows (outflows)
proprietary funds	(59)	(531)
sub-advised funds	146	76
separately managed accounts	144	38
	231	(417)
Net market appreciation and income	2,918	1,149
Increase during the period	3,149	732
AUM at end of the period	$20,645	$21,612

Average AUM during the period	$19,729	$21,526

	Change in Assets Under Management
	For the Six Months Ended June 30,
(in millions)	2020	2019
AUM at beginning of the period	$23,399	$19,108
Net cash inflows (outflows)
proprietary funds	(47)	(815)
sub-advised funds	691	135
separately managed accounts	(162)	(171)
	482	(851)
Net market (depreciation) appreciation and income	(3,236)	3,355
Increase (decrease) during the period	(2,754)	2,504
AUM at end of the period	$20,645	$21,612

Average AUM during the period	$20,591	$21,008

	Net Cash Inflows (Outflows) Further Breakdown For the Three Months Ended June 30,
(in millions)	2020	2019
Net cash inflows (outflows)
Equity	$(374)	$(691)
Fixed Income	605	274
	$231	$(417)

	Net Cash Inflows (Outflows) Further Breakdown For the Six Months Ended June 30,
(in millions)	2020	2019
Net cash inflows (outflows)
Equity	(192)	(1,285)
Fixed Income	674	434
	482	(851)

AUM increased $3.1 billion during the three months ended June 30, 2020, due primarily to the rebound in the financial markets during the period. Our equity strategies experienced negative net flows and our fixed income strategy experienced positive net flows during this period. Flows in our equity strategies were largely driven by our Mid Cap and Large Cap strategies, which experienced a combined $406 million in net inflows. These net inflows were offset by net flows out of our Long-Short, All Cap Select, SMID and Small Cap strategies totaling approximately $770 million. Each of our fixed income strategies had net positive flows during this period, totaling $605 million.
AUM decreased $2.8 billion during the six months ended June 30, 2020, due primarily to the decline in the financial markets at the end of the first quarter of 2020, which rebounded during the second quarter. Our equity strategies experienced negative net flows during the six months ended June 30, 2020, and our fixed income strategies experienced positive net flows during the period. Flows in our equity strategies were largely driven by our Mid Cap and Large Cap strategies, which experienced a combined $1.0 billion in net inflows. These net inflows were offset by net flows out of our Long-Short, All Cap Select, SMID, Small Cap and Research Opportunities strategies totaling approximately $1.2 billion. Each of our fixed income strategies had net positive flows during the six months ended June 30, 2020, totaling $674 million.
UMA Programs
The Company provides a strategy model portfolio to sponsors of UMA programs. We do not have discretionary investment authority over individual client accounts in UMA programs, and these assets are not included in our AUM. The Company provides an updated strategy model portfolio to the UMA program sponsors on a periodic basis and is paid for services by the program sponsor at a pre-determined rate based on the amount of assets in the program. Assets in the UMA programs for which we provide strategy model portfolios were $0.9 billion as of June 30, 2020 and December 31, 2019.
Consolidated Results of Operations
The following is a table and discussion of our consolidated results of operations.

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except per share amounts and percentages)	2020	2019	% Change	2020	2019	% Change
Total revenue	$28,249	$33,545	(16)%	$60,175	$66,124	(9)%
Net operating income	$7,028	$12,080	(42)%	$27,493	$23,214	18%
Net operating income, as adjusted(a)	$10,854	$13,363	(19)%	$23,163	$26,909	(14)%
Investment income (loss), net	$11,563	$6,520	NM	$(10,835)	$20,804	NM
Net income attributable to common shareholders	$12,201	$13,195	(8)%	$13,731	$30,128	(54)%
Earnings per share attributable to common shareholders (diluted)	$3.79	$3.79	—%	$4.23	$8.64	(51)%
Operating profit margin	25%	36%		46%	35%
Operating profit margin, as adjusted(a)	38%	40%		38%	41%
(a) Net operating income, as adjusted, and operating profit margin, as adjusted, are non-GAAP performance measurements. See the "Use of Supplemental Data as Non-GAAP Performance Measure" section within this report.
Summary Discussion of Consolidated Results of Operations - Three Months Ended June 30, 2020 compared with Three Months Ended June 30, 2019
Operating results for the three months ended June 30, 2020, are not necessarily indicative of the results that may be expected for fiscal 2020, particularly in light of COVID-19 and its continuing effect on the U.S. and global economies. While we expect the effects of the pandemic and the related responses to continue to negatively affect our results of operations, cash flows and financial position, at this time we cannot reasonably estimate the full impact, given the uncertainty over the duration and severity of the pandemic and its related economic impacts.
Revenue for the three months ended June 30, 2020 decreased $5.3 million compared to the three months ended June 30, 2019, primarily due to an 8% decrease in average AUM and a decrease in the average advisory fee rate from 0.59% to 0.55% quarter-over-quarter. The decrease in average advisory fee rate was driven by an increase in the mix of assets held in lower fee rate strategies.

Operating profit margin was 25% for the three months ended June 30, 2020, and 36% for the three months ended June 30, 2019. Operating profit margin, as adjusted, was 38% for the three months ended June 30, 2020, and 40% for the three months ended June 30, 2019. Operating profit margin, as adjusted, excludes deferred compensation expense (benefit) from operating income because it is offset by an equal amount in investment income below net operating income on the income statement and thus has no effect on net income attributable to the Company. We believe this non-GAAP measure helps the reader to understand our core operating results and increases comparability period-to-period. See "Use of Supplemental Data as Non-GAAP Performance Measure" section within this report.
We expect that our operating margin will fluctuate from period-to-period based on various factors, including revenues; investment results; employee performance; staffing levels; gains and losses on investments held in deferred compensation plans; the impact of COVID-19; and development of investment strategies, products, or channels. We compensate portfolio managers based on long-term performance, so when revenue and long-term performance are misaligned, operating margins can fluctuate materially.
The Company recognized $11.6 million in investment income due to market appreciation for the three months ended June 30, 2020, compared with investment income of $6.5 million for the three months ended June 30, 2019. The $11.6 million of investment income for the three months ended June 30, 2020, was inclusive of gains on deferred compensation investments of $3.8 million and net income attributable to redeemable noncontrolling interest of $1.4 million. The $6.5 million of investment income for the three months ended June 30, 2019, was inclusive of gains on deferred compensation investments of $1.3 million and net income attributable to redeemable noncontrolling interest of $1.0 million.
Income tax expense increased $0.5 million for the three months ended June 30, 2020, compared to the three months ended June 30, 2019. The increase in income tax expense was primarily due to an increase in the Company's effective tax rate from 23.9% to 26.6% period-over-period, which was mostly attributable to a tax deficit of $0.6 million recorded upon vesting of restricted stock during the three months ended June 30, 2020.
The Company generated net income attributable to common shareholders of $12.2 million ($3.79 per diluted share) for the three months ended June 30, 2020, compared with net income attributable to common shareholders of $13.2 million ($3.79 per diluted share) for the three months ended June 30, 2019, primarily due to decreased revenues and partially offset by an increase in investment income.
Revenue

	Three Months Ended June 30,
(in thousands, except percentages)	2020	2019	% Change
Investment advisory	$26,699	$31,511	(15)%
Mutual fund administration, net	1,550	2,034	(24)%
Total	$28,249	$33,545	(16)%
Investment Advisory Fees. Investment advisory fees decreased $4.8 million, or 15%, from the three months ended June 30, 2019, to the three months ended June 30, 2020. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates, which vary by investment product. The decrease in investment advisory fees was primarily due to a decrease of 8% in average AUM and a decrease in the average advisory fee rate from 0.59% to 0.55% quarter-over-quarter. The decrease in average advisory fee rate was driven by an increase in the mix of assets held in lower fee rate strategies during the three months ended June 30, 2020, compared to the three months ended June 30, 2019.
Mutual Fund Administration Fees. Mutual fund administration fees decreased $0.5 million, or 24%, from the three months ended June 30, 2019, to the three months ended June 30, 2020. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of the Funds' average AUM. This decrease was primarily due to an 11% decrease in the Funds' average AUM from the three months ended June 30, 2019, to the three months ended June 30, 2020, and an increase in expenses paid by the Company on behalf of the Funds.

Expenses

	Three Months Ended June 30,
(in thousands, except percentages)	2020	2019	% Change
Compensation and related costs, excluding deferred compensation expense	$12,558	$14,342	(12)%
Deferred compensation expense	3,826	1,283	198%
General and administrative	2,900	3,544	(18)%
Sales and marketing	1,149	1,447	(21)%
Mutual fund administration	788	849	(7)%
Total	$21,221	$21,465	(1)%
Compensation and Related Costs, Excluding Deferred Compensation Expense. Employee compensation and benefits decreased by $1.8 million, or 12%, from the three months ended June 30, 2019, compared to the three months ended June 30, 2020. This decrease was primarily due to a decrease in accrued incentive compensation of $1.0 million and a decrease in restricted stock expense of $1.0 million, partially offset by an increase in salary and related benefits of $0.2 million. Incentive compensation expense can fluctuate significantly period-over-period as we evaluate investment performance, individual performance, Company performance and other factors.
Deferred Compensation Expense. Deferred compensation expense was $3.8 million for the three months ended June 30, 2020 due to market appreciation on our deferred compensation plan investments compared to an expense of $1.3 million for the three months ended June 30, 2019.
The gain on deferred compensation plan investments increases deferred compensation expense and is included in operating income. Deferred compensation expense is offset by an equal amount in investment income below net operating income on the consolidated statements of income statement, and thus has no impact on net income attributable to the Company.
General and Administrative. General and administrative expenses decreased by $0.6 million, or 18%, from the three months ended June 30, 2019, to the three months ended June 30, 2020. The decrease was due primarily to a decrease in corporate recruiting fees of $0.4 million and reduced investment team travel expense of $0.2 million.
Sales and Marketing. Sales and marketing expenses decreased by $0.3 million from the three months ended June 30, 2019, to the three months ended June 30, 2020. The decrease was primarily due a reduction in payments made to third party intermediaries related to the sale of our proprietary funds and a reduction in sales and marketing travel and related expense.
Mutual Fund Administration. Mutual fund administration expenses decreased by $0.1 million, or 7%, from the three months ended June 30, 2019, to the three months ended June 30, 2020. Mutual fund administration expenses consist of both variable and fixed expenses. The variable expenses are based on Fund AUM and the number of shareholder accounts. This decrease was primarily due to an 11% decrease in the Funds' average AUM from the three months ended June 30, 2019, to the three months ended June 30, 2020, partially offset by an increase in other administration expense.
Summary Discussion of Consolidated Results of Operations - Six Months Ended June 30, 2020 compared with Six Months Ended June 30, 2019
Operating results for the six months ended June 30, 2020, are not necessarily indicative of the results that may be expected for fiscal 2020, particularly in light of COVID-19 and its continuing effect on the U.S. and global economies. While we expect the effects of the pandemic and the related responses to negatively affect our results of operations, cash flows and financial position, at this time we cannot reasonably estimate the full impact, given the uncertainty over the duration and severity of the pandemic and its related economic impacts.
Revenue for the six months ended June 30, 2020, decreased $5.9 million compared to revenue for the six months ended June 30, 2019, primarily due to a decrease in the average advisory fee rate from 0.60% to 0.56% and a decrease in average AUM of 2% period-over-period. The decrease in average advisory fee rate was driven by an increase in the mix of assets held in lower fee rate strategies during the six months ended June 30, 2020, compared to the six months ended June 30, 2019.

Operating profit margin was 46% for the six months ended June 30, 2020, and 35% for the six months ended June 30, 2019. Operating profit margin, as adjusted, was 38% for the six months ended June 30, 2020, and 41% for the six months ended June 30, 2019. Operating profit margin, as adjusted excludes deferred compensation expense (benefit) from operating income because it is offset by an equal amount in investment income below net operating income on the income statement and thus has no effect on net income attributable to the Company. We believe this non-GAAP measure helps the reader to understand our core operating results and increases comparability period-to-period. See "Use of Supplemental Data as Non-GAAP Performance Measure" section within this report.
We expect that our operating margin will fluctuate from period to period based on various factors, including revenues; investment results; employee performance; staffing levels; gains and losses on investments held in deferred compensation plans; the continuing impact of COVID-19; and development of investment strategies, products, or channels. We compensate portfolio managers based on long-term performance, so when revenue and long-term performance are misaligned, operating margins can fluctuate materially.
The Company had $10.8 million in losses on investments because of market depreciation for the six months ended June 30, 2020, compared with investment income of $20.8 million for the six months ended June 30, 2019. COVID-19 negatively affected market valuations during the six months ended June 30, 2020. The $10.8 million of losses on investments for the six months ended June 30, 2020, was inclusive of losses on deferred compensation investments of $4.3 million and net loss attributable to redeemable noncontrolling interest of $2.6 million. The $20.8 million of gains on investments for the six months ended June 30, 2019, was inclusive of gains on deferred compensation investments of $3.7 million and net income attributable to redeemable noncontrolling interest of $3.6 million.
Income tax expense decreased $4.8 million for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. The decrease in income tax expense was mainly due to the decrease in DHCM's income before taxes which was mainly attributable to the investment losses incurred during the six months ended June 30, 2020. The provision for income taxes includes the effect of the operations of the Consolidated Funds that are not subject to federal income taxes. Accordingly, a portion of the Company's earnings are not subject to corporate tax levels. The effective tax rate of 33.3% differed from the federal statutory tax rate of 21% due primarily to state and local taxes, a tax deficit of $0.6 million recorded upon vesting of restricted stock and the impact of redeemable noncontrolling interests. Absent the effect attributable to redeemable noncontrolling interests, the estimated unconsolidated effective tax rate would have been 28.8%. The actual effective tax rate for fiscal 2020 could be materially different from the projected rate as of June 30, 2020.
The Company generated net income attributable to common shareholders of $13.7 million ($4.23 per diluted share) for the six months ended June 30, 2020, compared with net income attributable to common shareholders of $30.1 million ($8.64 per diluted share) for the six months ended June 30, 2019. The decrease in net income and earnings per diluted share was primarily driven by the losses on investments during the six months ended June 30, 2020.
Revenue

	Six Months Ended June 30,
(in thousands, except percentages)	2020	2019	% Change
Investment advisory	$56,857	$62,023	(8)%
Mutual fund administration, net	3,318	4,101	(19)%
Total	$60,175	$66,124	(9)%
Investment Advisory Fees. Investment advisory fees decreased $5.2 million, or 8%, from the six months ended June 30, 2019, to the six months ended June 30, 2020. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates, which vary by investment product. The decrease in investment advisory fees was primarily due to a decrease in the average advisory fee rate from 0.60% to 0.56% and a decrease in average AUM of 2% period-over-period. The decrease in average advisory fee rate was driven by an increase in the mix of assets held in lower fee rate strategies during the six months ended June 30, 2020, compared to the six months ended June 30, 2019.
Mutual Fund Administration Fees. Mutual fund administration fees decreased $0.8 million, or 19%, from the six months ended June 30, 2019 to the six months ended June 30, 2020. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of the Funds' average AUM. The decrease was primarily due to a 3% decrease in the Funds' average AUM from the six months ended June 30, 2019, to the six months ended June 30, 2020 and an increase in expenses paid by the Company on behalf of the Funds.

Expenses

	Six Months Ended June 30,
(in thousands, except percentages)	2020	2019	% Change
Compensation and related costs, excluding deferred compensation expense	$27,975	$27,899	—%
Deferred compensation expense (benefit)	(4,330)	3,695	NM
General and administrative	4,829	6,788	(29)%
Sales and marketing	2,604	2,818	(8)%
Mutual fund administration	1,604	1,711	(6)%
Total	$32,682	$42,911	(24)%
Compensation and Related Costs, Excluding Deferred Compensation Expense (Benefit). Employee compensation and benefits increased by $0.1 million from the six months ended June 30, 2019, to the six months ended June 30, 2020. This increase was primarily due to an increase in incentive compensation of $1.8 million, partially offset by a decrease in restricted stock expense of $0.7 million and a decrease in salary and related benefits, including severance, of $1.0 million. Incentive compensation expense can fluctuate significantly period-over-period as we evaluate investment performance, individual performance, Company performance and other factors.
Deferred Compensation Expense (Benefit). Deferred compensation benefit was $4.3 million for the six months ended June 30, 2020, due to market depreciation on deferred compensation plan investments. For the six months ended June 30, 2019, the Company recorded $3.7 million of deferred compensation expense due to market appreciation on our deferred compensation plan investments.
The gain (loss) on deferred compensation plan investments increases (decreases) deferred compensation expense (benefit) and is included in operating income. Deferred compensation expense is offset by an equal amount in investment income below net operating income on the consolidated statements of income statement, and thus has no impact on net income attributable to the Company.
General and Administrative. General and administrative expense decreased by $2.0 million, or 29%, from the six months ended June 30, 2019, to the six months ended June 30, 2020. This decrease was primarily due to a non-recurring $1.1 million refund received in 2020 related to our Ohio commercial activity tax, which is a gross receipts tax and is therefore not included in income taxes. The decrease was also due to a decrease in corporate recruiting fees of $0.5 million and a reduction in investment team travel and related expenses period-over-period.
Sales and Marketing. Sales and marketing expense decreased by $0.2 million, or 8%, from the six months ended June 30, 2019, to the six months ended June 30, 2020. The decrease was primarily due a reduction in payments made to third party intermediaries related to the sale of our proprietary funds and a reduction in sales and marketing travel and related expense.
Mutual Fund Administration. Mutual fund administration expenses decreased $0.1 million from the six months ended June 30, 2019 to the six months ended June 30, 2020. Mutual fund administration expense consists of both variable and fixed expenses. The variable expenses are based on Fund AUM levels and the number of shareholder accounts. The slight decrease was primarily due to a decrease in average Fund AUM.
Liquidity and Capital Resources
Sources of Liquidity
Our current financial condition is liquid, with a significant amount of our assets comprised of cash and cash equivalents, investments, accounts receivable, and other current assets. Our main source of liquidity is cash flows from operating activities, which are generated from investment advisory and mutual fund administration fees. Cash and cash equivalents, investments held directly by DHCM, accounts receivable, and other current assets represented $205.4 million and $211.0 million of total assets as of June 30, 2020 and December 31, 2019, respectively. We believe these sources of liquidity, as well as our continuing cash flows from operating activities, will be sufficient to meet our current and future operating needs for the next 12 months.

COVID-19 could continue to create uncertainty and volatility in the financial markets which may impact our ability to access capital and liquidity, and the terms under which we can do so.  We will continue to assess our liquidity needs as the impact of COVID-19 on the economy and our operations continues to evolve.
Uses of Liquidity
In line with the Company’s primary objective to fulfill our fiduciary duty to clients and our secondary objective to achieve an adequate long-term return for shareholders, we anticipate our main uses of cash will be for operating expenses and seed capital to fund new and existing investment strategies.
Our board of directors and management regularly review various factors to determine whether we have capital in excess of that required for our business and the appropriate use of any excess capital. The factors considered include our investment opportunities, capital needed for investment strategies, risk factors, and future dividend and capital gain tax rates.
In September 2018, our board of directors approved a share repurchase program (the "2018 Repurchase Program") authorizing the purchase of up to $50.0 million of the Company's common shares. Under the 2018 Repurchase Program, the Company repurchased $4.0 million of its common shares during the first two months of 2020 which completed the $50.0 million authorized.
On February 27, 2020, the board of directors approved a new repurchase program (the "2020 Repurchase Program") authorizing management to repurchase up to $50.0 million of the Company's common shares. Under the 2020 Repurchase Program, the Company repurchased $8.0 million of its common shares during the six months ended June 30, 2020. As of June 30, 2020, $42.0 million remains available for repurchase under the 2020 Repurchase Program. The authority to repurchase shares may be exercised from time to time as market conditions warrant, is subject to regulatory constraints and will expire two years from the date of board approval, or upon the earlier repurchase in full of the authorized amount of shares. The timing, amount and other terms and conditions of any repurchases will be determined by the Company's management at its discretion based on a variety of factors, including the market price of such shares, corporate considerations, general market and economic conditions, legal requirements, and the expected and continued impact of COVID-19.
Working Capital
As of June 30, 2020, the Company had working capital of approximately $183.1 million, compared to $176.7 million at December 31, 2019. Working capital includes cash and cash equivalents, accounts receivable, investments, and other current assets of DHCM, net of accounts payable and accrued expenses, accrued incentive compensation, deferred compensation and other current liabilities of DHCM.
Below is a summary of securities owned by the Company as of June 30, 2020 and December 31, 2019.

	As of
	June 30, 2020	December 31, 2019
Corporate Investments:
Diamond Hill Core Bond Fund	$46,469,654	$43,691,925
Diamond Hill High Yield Fund	—	14,984,548
Diamond Hill Research Opportunities Fund	13,861,266	16,223,519
Diamond Hill Global Fund	8,829,463	11,073,515
Diamond Hill International Fund	7,987,432	8,039,570
Total Corporate Investments	77,147,815	94,013,077
Deferred Compensation Plan Investments in the Funds	26,692,713	30,342,204
Total investments held by DHCM	103,840,528	124,355,281
Investments in Consolidated Funds held by noncontrolling interests	10,508,098	15,081,897
Total Investment Portfolio	$114,348,626	$139,437,178

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
For the six months ended June 30, 2020, net cash provided by operating activities totaled $21.7 million. Cash inflows provided by operating activities was primarily driven by net income of $11.1 million, the add back of share-based compensation of $3.6 million, depreciation of $0.5 million and the cash impact of timing differences in the settlement of assets and liabilities of $16.7 million. These increases were partially offset by the decrease in accrued incentive compensation of $10.3 million due to the payment of incentive compensation in the first quarter of 2020. Absent the cash used by Consolidated Funds to purchase securities into their investment portfolios, cash flows provided by operations was $21.5 million.
For the six months ended June 30, 2019, net cash provided by operating activities totaled $28.8 million. Cash inflows provided by operating activities was primarily driven by net income of $33.7 million, the add back of share-based compensation of $4.6 million, depreciation of $0.6 million, and net redemptions of securities held in the underlying investment portfolios of the Consolidated Funds of $17.0 million. These cash inflows were partially offset by a decrease in accrued incentive compensation of $12.1 million, and the cash impact of timing differences in the settlement of assets and liabilities of $15.0 million. Absent the cash used by Consolidated Funds to purchase securities into their investment portfolios, cash flows provided by operations was $15.2 million.

Cash Flows from Investing Activities
The Company’s cash flows from investing activities consist primarily of capital expenditures and purchases and redemptions in our investment portfolio.
Cash flows provided by investing activities totaled $11.9 million for the six months ended June 30, 2020. Cash flows provided by investing activity were primarily driven by proceeds from the sale of investments of $24.7 million offset by investments purchased of $11.9 million and property and equipment purchased of $0.9 million.
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
For the six months ended June 30, 2020, net cash used in financing activities totaled $15.5 million, consisting of repurchases of the Company’s common shares of $12.0 million, net redemptions received in the Consolidated Funds from redeemable noncontrolling interest holders of $2.0 million and the value of shares withheld related to employee tax withholding of $1.5 million.
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

The following table summarizes the condensed cash flows for the six months ended June 30, 2020, that are attributable to the Company and to the Consolidated Funds, and the related eliminations required in preparing the consolidated statements.

	Six Months Ended June 30, 2020
	Cash flow attributable to Diamond Hill Investment Group, Inc.	Cash flow attributable to Consolidated Funds	Eliminations	As reported on the Consolidated Statement of Cash Flows
Cash flows from Operating Activities:
Net Income (Loss)	$13,730,798	$(6,816,118)	$4,195,431	$11,110,111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	507,737	—	—	507,737
Share-based compensation	3,635,931	—	—	3,635,931
Net (gains)/losses on investments	9,514,958	6,816,118	(4,195,431)	12,135,645
Net change in securities held by Consolidated Funds	—	169,476	—	169,476
Other changes in assets and liabilities	(5,893,602)	33,303	—	(5,860,299)
Net cash provided by operating activities	21,495,822	202,779	—	21,698,601
Net cash provided by investing activities	10,135,287	—	1,783,636	11,918,923
Net cash used in financing activities	(13,467,503)	(202,779)	(1,783,636)	(15,453,918)
Net change during the period	18,163,606	—	—	18,163,606
Cash and cash equivalents at beginning of period	93,176,253	—	—	93,176,253
Cash and cash equivalents at end of period	$111,339,859	$—	$—	$111,339,859

Use of Supplemental Data as Non-GAAP Performance Measure
As supplemental information, we are providing performance measures that are based on methodologies other than U.S. generally accepted accounting principles (“non-GAAP”). We believe the non-GAAP measures below are useful measures of our core business activities, are important metrics in estimating the value of an asset management business, and may enable more appropriate comparison to our peers. These non-GAAP measures should not be a substitute for financial measures calculated in accordance with GAAP, and may be calculated differently by other companies. The following schedule reconciles GAAP measures to non-GAAP measures for the three and six months ended June 30, 2020 and 2019, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages and per share data)	2020	2019	2020	2019
Total revenue	$28,249	$33,545	$60,175	$66,124

Net operating income, GAAP basis	$7,028	$12,080	$27,493	$23,214
Non-GAAP adjustment:
Gains (losses) on deferred compensation plan investments, net(1)	3,826	1,283	(4,330)	3,695
Net operating income, as adjusted, non-GAAP basis(2)	10,854	13,363	23,163	26,909
Non-GAAP adjustment:
Tax provision on net operating income, as adjusted, non-GAAP basis(3)	(3,133)	(3,366)	(6,665)	(6,858)
Net operating income, as adjusted, after tax, non-GAAP basis(4)	$7,721	$9,997	$16,498	$20,051

Net operating income, as adjusted after tax per diluted share, non-GAAP basis(5)	$2.40	$2.87	$5.08	$5.75
Diluted weighted average shares outstanding, GAAP basis	3,221	3,478	3,247	3,487

Operating profit margin, GAAP basis	25%	36%	46%	35%
Operating profit margin, as adjusted, non-GAAP basis(6)	38%	40%	38%	41%
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
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We are continually monitoring and assessing the impact that COVID-19 could have on the design and operating effectiveness of our internal controls.

PART II:	OTHER INFORMATION

ITEM 1:	Legal Proceedings
From time to time, the Company is party to ordinary, routine litigation that is incidental to its business. There are currently no such matters pending that the Company believes could have a material adverse effect on its consolidated financial statements.

ITEM 1A:	Risk Factors
There are certain risks and uncertainties in our business that could cause actual results to differ materially from those anticipated.  In “PART I – Item 1A. – Risk Factors” of our 2019 Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 27, 2020, and available at www.sec.gov or at www.diamond-hill.com, we included a detailed discussion of our risk factors.  Other than as noted below, our risk factors have not changed materially from those disclosed in the 2019 Form 10-K. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q.  Any of the risks described in the 2019 Form 10-K as well as any of the risks described below could materially affect our business, consolidated financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. The risk factors described in the 2019 Form 10-K and the risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, consolidated financial condition and/or future results.
COVID-19 and other possible pandemics and similar outbreaks could result in material adverse effects on our business, financial position, results of operations and cash flows.

COVID-19 has resulted in temporary, and sometimes prolonged, closures of many corporate offices, retail stores, and manufacturing facilities and factories around the world. In addition, as COVID-19 continues to spread across the globe, supply chains worldwide have been interrupted, slowed, or rendered inoperable, and an increasing number of individuals have and may continue to become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Governmental mandates to control the outbreak may require forced shutdowns and limited re-openings of various business facilities for extended or indefinite periods. COVID-19, and the various governmental, industry and consumer actions related thereto, are having and could continue to have negative effects on our business and risk exposure.  These effects include, without limitation potential significant financial market volatility, decreases in the demand for our investment products, changes in consumer behavior and preferences, limitations on our employees’ ability to work and travel, potential financial difficulties of vendors and suppliers, significant changes in economic or political conditions, and financial market declines or recessions that could generally negatively affect the level of our AUM and consequently our revenue and net income (loss).
The global effect of COVID-19 is rapidly evolving, and it is uncertain what the effect of various legislation and other responses that have been taken and that may be taken in the future in the United States and other countries will have on the economy, financial markets, international trade, our industries, our businesses and the businesses of our clients and vendors. Many countries have reacted to the outbreak by instituting quarantines and restrictions on travel to and from, perhaps prolonged, affected areas, and the outbreak could have a continued adverse effect on economic and market conditions and trigger a period of global economic slowdown. The potential effect on global markets from COVID-19 is difficult to predict, and the extent that COVID-19 may negatively affect our operating results or the duration of any potential business disruption is uncertain. Any potential effect to our business and results of operations will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain the spread of the virus, all of which are beyond our control.
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
During the quarter ended June 30, 2020, the Company did not sell any common shares that were not registered under the Securities Act. The following table sets forth information regarding the Company’s repurchases of its common shares during the quarter ended June 30, 2020:

Period	Total Number of Shares Purchased for Employee Tax Withholdings(a)	Total Number of Shares Purchased as part of Publicly Announced Programs(b)	Average Price Paid Per Share Purchased Under the Programs	Purchase Price of Shares Purchased Under the Programs	Approximate Dollar Value of the Shares That May Yet Be Purchased Under the Program
April 1, 2020 through April 30, 2020	13,631	—	—	—	$44,840,081
May 1, 2020 through May 31, 2020	—	16,487	$102.79	$1,694,647	$43,145,434
June 1, 2020 through June 30, 2020	—	10,591	$104.55	$1,107,249	$42,038,185
Total	13,631	27,078	$103.47	$2,801,896
(a)The Company regularly withholds common shares for tax payments due upon the vesting of employee restricted stock. During the quarter ended June 30, 2020, the Company purchased 13,631 common shares for employee tax withholdings at an average price paid per share of $90.24.
(b)On February 27, 2020, the Company announced the 2020 Repurchase Program, pursuant to which our board of directors authorized management to repurchase up to $50.0 million of the Company’s common shares in the open market and in private transactions in accordance with applicable securities laws. The 2020 Repurchase Program will expire in February 2022, or upon the earlier completion of all authorized purchases under such program.
From time to time the Company has entered into a Rule 10b5-1 repurchase plan. This plan is intended to qualify for the safe harbor under Rule 10b5-1 of the Exchange Act.  A Rule 10b5-1 plan allows a company to purchase its shares at times when it would not ordinarily be in the market because of its trading policies or the possession of material nonpublic information. Purchases may be made in the open market or through privately negotiated transactions. Purchases in the open market will be made in compliance with Rule 10b-18 under the Exchange Act. Because the repurchases under the 10b5-1 plan are subject to specified parameters and certain price, timing and volume restraints specified in the plan, there is no guarantee as to the exact number of shares that will be repurchased, or that there will be any repurchases at all pursuant to the plan.

Through June 30, 2020, the Company has repurchased 75,654 of the Company's common shares under the 2020 Repurchase Program at a total cost of $8.0 million.

ITEM 3:	Defaults Upon Senior Securities
None.

ITEM 4:	Mine Safety Disclosures
None.

ITEM 5:	Other Information
None.

ITEM 6:	Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference from Exhibit 3(i) to the Current Report on Form 8-K filed with the SEC on May 7, 2002) (File No. 000-24498).

3.2
Certificate of Amendment by Shareholders to the Articles of Incorporation of the Company (Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on April 28, 2017) (File No. 000-24498).

3.3	Amended and Restated Code of Regulations of the Company (Incorporated by reference from Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on April 28, 2017) (File No. 000-24498).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Section 1350 Certifications. (Furnished herewith)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

DIAMOND HILL INVESTMENT GROUP, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DIAMOND HILL INVESTMENT GROUP, INC.

Date	Title	Signature

August 5, 2020	Chief Executive Officer and President	/s/ Heather E. Brilliant
Heather E. Brilliant

August 5, 2020	Chief Financial Officer and Treasurer	/s/ Thomas E. Line
Thomas E. Line