Form 10-Q
period 2020-09-30
DIAMOND HILL INVESTMENT GROUP INC
filed 2020-10-27
CIK 909108

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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
The number of shares outstanding of the issuer’s common stock, as of October 27, 2020, is 3,163,266 shares.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes:  ☐    No:  ☒

DIAMOND HILL INVESTMENT GROUP, INC.

PART I:	FINANCIAL INFORMATION

ITEM 1:	Consolidated Financial Statements
Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	9/30/2020	12/31/2019
	(Unaudited)
ASSETS
Cash and cash equivalents	$117,753,672	$93,176,253
Investments	116,433,476	139,437,178
Accounts receivable	14,870,956	17,223,362
Prepaid expenses	3,171,198	2,857,468
Income taxes receivable	833,084	3,849,099
Property and equipment, net of depreciation	6,379,824	5,733,737
Deferred taxes	9,673,576	10,386,853
Total assets	$269,115,786	$272,663,950
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$7,134,193	$8,671,731
Accrued incentive compensation	19,235,903	26,615,510
Deferred compensation	28,654,074	30,342,204
Total liabilities	55,024,170	65,629,445
Redeemable noncontrolling interest	8,036,117	14,178,824
Permanent Shareholders’ equity
Common stock, no par value: 7,000,000 shares authorized; 3,164,793 issued and outstanding at September 30, 2020 (inclusive of 189,568 unvested shares); 3,294,672 issued and outstanding at December 31, 2019 (inclusive of 227,844 unvested shares)	80,160,678	95,853,477
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred equity compensation	(15,735,586)	(20,331,890)
Retained earnings	141,630,407	117,334,094
Total permanent shareholders’ equity	206,055,499	192,855,681
Total liabilities and shareholders’ equity	$269,115,786	$272,663,950

Book value per share	$65.11	$58.54
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUES:
Investment advisory	$29,362,652	$32,498,101	$86,219,325	$94,521,491
Mutual fund administration, net	1,813,103	2,094,271	5,131,104	6,195,272
Total revenue	31,175,755	34,592,372	91,350,429	100,716,763
OPERATING EXPENSES:
Compensation and related costs, excluding deferred compensation expense (benefit)	13,704,075	15,714,531	41,679,020	43,613,578
Deferred compensation expense (benefit)	1,961,361	356,645	(2,368,980)	4,051,531
General and administrative	3,096,115	3,543,236	7,924,624	10,331,295
Sales and marketing	1,581,142	1,443,328	4,185,606	4,261,311
Mutual fund administration	863,463	778,093	2,467,732	2,488,809
Total operating expenses	21,206,156	21,835,833	53,888,002	64,746,524
NET OPERATING INCOME	9,969,599	12,756,539	37,462,427	35,970,239
Investment income (loss), net	5,052,794	2,822,947	(5,782,674)	23,627,419
NET INCOME BEFORE TAXES	15,022,393	15,579,486	31,679,753	59,597,658
Income tax expense	(3,881,810)	(4,062,849)	(9,429,059)	(14,367,605)
NET INCOME	11,140,583	11,516,637	22,250,694	45,230,053
Net loss (income) attributable to redeemable noncontrolling interest	(575,068)	(99,177)	2,045,619	(3,684,799)
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$10,565,515	$11,417,460	$24,296,313	$41,545,254
Earnings per share attributable to common shareholders
Basic	$3.30	$3.35	$7.52	$12.00
Diluted	$3.30	$3.35	$7.52	$12.00
Weighted average shares outstanding
Basic	3,200,957	3,411,632	3,231,452	3,460,959
Diluted	3,200,957	3,411,632	3,231,452	3,461,159
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest (unaudited)

	Three Months Ended September 30, 2020
	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at June 30, 2020	3,212,924	$86,189,846	$(17,103,472)	$131,064,892	$200,151,266	$9,571,722
Issuance of restricted stock grants	1,884	237,987	(237,987)	—	—	—
Amortization of restricted stock grants	—	—	1,447,155	—	1,447,155	—
Issuance of common stock related to 401(k) plan match	5,323	645,349	—	—	645,349	—
Shares withheld related to employee tax withholding	(803)	(91,277)	—	—	(91,277)	—
Forfeiture of restricted stock grants	(800)	(158,718)	158,718	—	—	—
Repurchase of common stock	(53,735)	(6,662,509)	—	—	(6,662,509)	—
Net income	—	—	—	10,565,515	10,565,515	575,068
Net redemptions of consolidated funds	—	—	—	—	—	(2,110,673)
Balance at September 30, 2020	3,164,793	$80,160,678	$(15,735,586)	$141,630,407	$206,055,499	$8,036,117

	Three Months Ended September 30, 2019
	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at June 30, 2019	3,443,464	$116,835,709	$(21,919,702)	$122,778,731	$217,694,738	$34,076,350
Issuance of restricted stock grants	23,219	3,207,195	(3,207,195)	—	—	—
Amortization of restricted stock grants	—	—	1,498,405	—	1,498,405	—
Issuance of common stock related to 401(k) plan match	4,551	628,465	—	—	628,465	—
Shares withheld related to employee tax withholding	(3,088)	(437,631)	—	—	(437,631)	—
Forfeiture of restricted stock grants	(7,200)	(1,389,010)	1,389,010	—	—	—
Repurchase of common stock	(57,207)	(7,579,435)			(7,579,435)
Net income	—	—	—	11,417,460	11,417,460	99,177
Net subscriptions of consolidated funds	—	—	—	—	—	538,128
Net deconsolidations of Company sponsored investments	—	—	—	—	—	(24,051,310)
Balance at September 30, 2019	3,403,739	$111,265,293	$(22,239,482)	$134,196,191	$223,222,002	$10,662,345
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest (unaudited)

	Nine Months Ended September 30, 2020
	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at December 31, 2019	3,294,672	$95,853,477	$(20,331,890)	$117,334,094	$192,855,681	$14,178,824
Issuance of restricted stock grants	18,749	2,048,386	(2,048,386)	—	—	—
Amortization of restricted stock grants	—	—	3,793,978	—	3,793,978	—
Common stock issued as incentive compensation	23,640	3,396,359			3,396,359
Issuance of common stock related to 401k plan match	17,042	1,934,457	—	—	1,934,457	—
Shares withheld related to employee tax withholding	(16,235)	(1,574,307)	—	—	(1,574,307)	—
Forfeiture of restricted stock grants	(15,325)	(2,850,712)	2,850,712	—	—	—
Repurchase of common stock	(157,750)	(18,646,982)	—	—	(18,646,982)	—
Net income (loss)	—	—	—	24,296,313	24,296,313	(2,045,619)
Net redemptions of Consolidated Funds	—	—	—	—	—	(4,097,088)
Balance at September 30, 2020	3,164,793	$80,160,678	$(15,735,586)	$141,630,407	$206,055,499	$8,036,117

	Nine Months Ended September 30, 2019
	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at December 31, 2018	3,499,285	$124,933,060	$(22,008,054)	$92,650,937	$195,575,943	$62,679,687
Issuance of restricted stock grants	52,269	7,233,016	(7,233,016)	—	—	—
Amortization of restricted stock grants	—	—	4,874,121	—	4,874,121	—
Common stock issued as incentive compensation	24,048	3,655,296	—	—	3,655,296	—
Issuance of common stock related to 401k plan match	13,027	1,850,080	—	—	1,850,080	—
Shares withheld related to employee tax withholding	(7,388)	(1,039,631)	—	—	(1,039,631)	—
Forfeiture of restricted stock grants	(11,700)	(2,127,467)	2,127,467	—	—	—
Repurchase of common stock	(165,802)	(23,239,061)	—	—	(23,239,061)
Net income	—	—	—	41,545,254	41,545,254	3,684,799
Net subscriptions of Consolidated Funds	—	—	—	—	—	5,689,957
Net deconsolidations of Company sponsored investments	—	—	—	—	—	(61,392,098)
Balance at September 30, 2019	3,403,739	$111,265,293	$(22,239,482)	$134,196,191	$223,222,002	$10,662,345

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$22,250,694	$45,230,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	750,524	892,463
Share-based compensation	5,728,435	6,724,201
Decrease (increase) in accounts receivable	2,352,406	(4,067,885)
Change in current income taxes	3,016,015	(1,352,069)
Change in deferred income taxes	713,277	(922,277)
Net losses (gains) on investments	7,542,988	(17,465,565)
Net change in securities held by Consolidated Funds	3,033,304	10,149,201
Decrease in accrued incentive compensation	(3,983,248)	(4,756,871)
Increase (decrease) in deferred compensation	(1,688,130)	6,028,924
Other changes in assets and liabilities	(1,514,223)	(388,751)
Net cash provided by operating activities	38,202,042	40,071,424
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,733,656)	(609,836)
Purchase of Company sponsored investments	(12,353,841)	(10,955,556)
Proceeds from sale of Company-sponsored investments	24,781,251	43,245,298
Net cash on deconsolidation of Company sponsored investments	—	(22,723,853)
Net cash provided by investing activities	10,693,754	8,956,053
CASH FLOWS FROM FINANCING ACTIVITIES:
Value of shares withheld related to employee tax withholding	(1,574,307)	(1,039,631)
Net subscriptions (redemptions) received from redeemable noncontrolling interest holders	(4,097,088)	8,934,897
Repurchase of common stock	(18,646,982)	(23,239,061)
Net cash used in financing activities	(24,318,377)	(15,343,795)
CASH AND CASH EQUIVALENTS
Net change during the period	24,577,419	33,683,682
At beginning of period	93,176,253	84,430,059
At end of period	$117,753,672	$118,113,741
Supplemental cash flow information:
Income taxes paid	$5,699,767	$16,641,951
Supplemental disclosure of non-cash transactions:
Common stock issued as incentive compensation	$3,396,359	$3,655,296
Net redemptions of ETF shares for marketable securities	—	(3,244,940)

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
Note 2 Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of September 30, 2020 and December 31, 2019, and for the three- and nine-month periods ended September 30, 2020 and 2019, for Diamond Hill Investment Group, Inc. and its subsidiaries (referred to in these notes to the condensed consolidated financial statements as "the Company," "management," "we," "us," and "our"), have been prepared in accordance with United States generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (the "SEC") Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair statement of the financial condition and results of operations at the dates and for the interim periods presented have been included. These unaudited condensed consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements of the Company included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the "2019 Form 10-K"), as filed with the SEC.
Operating results for the three- and nine-month periods ended September 30, 2020 are not necessarily indicative of the results the Company may expect for the full fiscal year ending December 31, 2020 (“fiscal 2020”), particularly in light of the novel coronavirus pandemic (“COVID-19”) and its effects on the U.S. and global economies.
To limit the spread of COVID-19, governments have continued to take various actions including extending travel bans and social distancing guidelines, which has caused some businesses to have prolonged suspensions of their operations, disrupted the global supply chain, and created a reduction in demand for many products.  This has affected global financial markets and has caused significant financial market volatility, which could impact our assets under management ("AUM"), the revenue derived from our AUM, and the returns on corporate investments, our liquidity, our capital resources, and our results of operations.
The pandemic and the related responses to COVID-19 could continue to affect our results of operations, cash flows and financial position. However, at this time we cannot reasonably estimate the full impact, given the uncertainty surrounding the duration and severity of the pandemic and its related economic impacts.
For further information regarding the risks to our business, refer to the consolidated financial statements and notes thereto included in the 2019 Form 10-K and in “Part II – Item 1A. – Risk Factors” of this Quarterly Report on Form 10-Q.
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
The Company performs its analysis at the individual mutual fund level and has concluded the mutual funds are voting rights entities ("VREs") because the structure of the investment product is such that the shareholders are deemed to have the power through voting rights to direct the activities that most significantly impact the entity's economic performance. To the extent material, these investment products are consolidated if Company ownership, directly or indirectly, represents a majority interest (greater than 50%). The Company records redeemable noncontrolling interests in consolidated investments for which the Company's ownership is less than 100%. The Company has consolidated the Diamond Hill International Fund and the Diamond Hill Global Fund (collectively, the "Consolidated Funds") as of September 30, 2020.
Redeemable Noncontrolling Interest
Redeemable noncontrolling interest represents third-party interests in the Consolidated Funds. This interest is redeemable at the option of the investors, and therefore, is not treated as permanent equity. Redeemable noncontrolling interest is recorded at redemption value, which approximates the fair value each reporting period.
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
Accounts Receivable
The Company records accounts receivable when they are due and presents them on the balance sheet net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of the individual or entity that owes the receivable. No allowance for doubtful accounts was deemed necessary at September 30, 2020, or December 31, 2019. Accounts receivable from the Funds were $8.9 million as of September 30, 2020, and $10.7 million as of December 31, 2019.
Investments
Management determines the appropriate classification of its investments at the time of purchase and re-evaluates its determination at each reporting period.
Investments in the Funds that DHCM advises where the Company has neither control nor the ability to exercise significant influence, as well as securities held in the Consolidated Funds, are measured at fair value based on quoted market prices. Unrealized gains and losses are recorded as investment income (loss) in the Company's consolidated statements of income.
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

Property and Equipment
Property and equipment, consisting of leasehold improvements, right-of use lease assets, computer equipment, capitalized software, furniture, and fixtures, are carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated lives of the assets.
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
Revenue earned during the three months ended September 30, 2020, and 2019, under contracts with clients include:

	Three Months Ended September 30, 2020
	Investment advisory	Mutual fund administration, net	Total revenue
Proprietary funds	$21,435,758	$1,813,103	$23,248,861
Sub-advised funds and separately managed accounts	7,926,894	—	7,926,894
	$29,362,652	$1,813,103	$31,175,755

	Three Months Ended September 30, 2019
	Investment advisory	Mutual fund administration, net	Total revenue
Proprietary funds	$24,178,440	$2,094,271	$26,272,711
Sub-advised funds and separately managed accounts	8,319,661	—	8,319,661
	$32,498,101	$2,094,271	$34,592,372

Revenue earned during the nine months ended September 30, 2020, and 2019, under contracts with clients include:

	Nine Months Ended September 30, 2020
	Investment advisory	Mutual fund administration, net	Total revenue
Proprietary funds	$64,613,063	$5,131,104	$69,744,167
Sub-advised funds and separately managed accounts	21,606,262	—	21,606,262
	$86,219,325	$5,131,104	$91,350,429

	Nine Months Ended September 30, 2019
	Investment advisory	Mutual fund administration, net	Total revenue
Proprietary funds	$72,093,686	$6,195,272	$78,288,958
Sub-advised funds and separately managed accounts	22,427,805	—	22,427,805
	$94,521,491	$6,195,272	$100,716,763
Revenue Recognition – Investment Advisory Fees
The Company's investment advisory contracts have a single performance obligation (the investment advisory services provided to the client) as the promised services are not separately identifiable from other promises in the contracts and, therefore, are not distinct. All performance obligations to provide advisory services are satisfied over time, and the Company recognizes revenue as time passes.
The fees we receive for our services under our investment advisory contracts are based on AUM, which changes based on the value of securities held under each advisory contract. These fees are thereby constrained and represent variable consideration, and they are excluded from revenue until the AUM on which our client is billed is no longer subject to market fluctuations.

The Company also provides services to Unified Managed Account ("UMA") programs in which the Company provides its strategy model portfolio to the sponsor of the UMA. The Company is paid a portion of the UMA fee for its services by the program sponsor at a pre-determined rate based on assets in the program. UMA program revenue was $0.7 million and $0.5 million, for the three months ended September 30, 2020 and 2019, respectively, and $1.9 million and $1.3 million, for the nine months ended September 30, 2020 and 2019, respectively. UMA program revenue is included in investment advisory fees in the consolidated statements of income.
Revenue Recognition – Variable Rate Fees
The Company manages certain client accounts that provide for variable rate fees. These fees are calculated based on client investment results over rolling five-year periods. The Company records variable rate fees at the end of the contract measurement period because the variable fees earned are constrained based on movements in the financial markets. The Company did not record any variable rate fees during any of the three- or nine-month periods ended September 30, 2020 or September 30, 2019. The table below shows AUM subject to variable rate fees and the amount of variable rate fees that would be recognized based upon investment results as of September 30, 2020:

	As of September 30, 2020
	AUM subject to variable rate fees	Unearned variable rate fees
Contractual Period Ending:
Quarter Ending December 31, 2020	$61,439,470	$470,319
Quarter Ending September 30, 2021	294,745,586	8,583,508
Total	$356,185,056	$9,053,827
The contractual end dates highlight the time remaining until the variable rate fees are scheduled to be earned. The amount of variable rate fees that would be recognized based upon investment results as of September 30, 2020, will increase or decrease based on future client investment results through the end of the contractual period. The Company cannot assure that it will earn the unearned amounts set forth above.
Revenue Recognition – Mutual Fund Administration
DHCM has an administrative and transfer agency services agreement with the Funds under which DHCM performs certain services for each Fund. These services include performance obligations such as mutual fund administration, fund accounting, transfer agency, and other related functions. These services are performed concurrently under DHCM's agreement with the Funds, all performance obligations to provide these administrative services are satisfied over time, and the Company recognizes the related revenue as time progresses. Each Fund pays DHCM a fee for performing these services , which is calculated using an annual rate times the average daily net assets of each respective Fund share class. These fees are thereby constrained and represent variable consideration, and they are excluded from revenue until the AUM on which DHCM bills the Funds is no longer subject to market fluctuations.
The Funds have selected and contractually engaged certain vendors to fulfill various services to benefit the Funds’ shareholders or to satisfy regulatory requirements of the Funds. These services include, among others, required shareholder mailings, federal and state registrations, and legal and audit services. DHCM, in fulfilling a portion of its role under the administration agreement with the Funds, acts as agent and pays for these services on behalf of the Funds. Each vendor is independently responsible for fulfillment of the services it has been engaged to provide and negotiates its fees and terms directly with the management and board of trustees of the Funds. Each year, the Funds' board of trustees reviews the fee that each Fund pays to DHCM, and specifically takes into account the contractual expenses that DHCM pays on behalf of the Funds. As a result, DHCM is not involved in the delivery or pricing of these services, and bears no risk related to these services. Revenue has been recorded net of these Fund-related expenses. In addition, DHCM advances the upfront commissions that are paid to brokers who sell Class C shares of the Funds. These advances are capitalized and amortized over 12 months to correspond with the repayments DHCM receives from the principal underwriter to recoup this commission advancement.

Mutual fund administration gross and net revenue are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Mutual fund administration:
Administration revenue, gross	$5,571,022	$5,677,414	$16,144,295	$16,599,581
Fund related expense	(3,766,667)	(3,589,273)	(11,028,882)	(10,430,419)
Revenue, net of related expenses	1,804,355	2,088,141	5,115,413	6,169,162
C-Share financing:
Broker commission advance repayments	60,634	57,908	190,993	176,901
Broker commission amortization	(51,886)	(51,778)	(175,302)	(150,791)
Financing activity, net	8,748	6,130	15,691	26,110
Mutual fund administration revenue, net	$1,813,103	$2,094,271	$5,131,104	$6,195,272
Income Taxes
The Company accounts for current and deferred income taxes through an asset and liability approach. Deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
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

On March 27, 2020, H.R. 748, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act”) was signed into legislation, which includes various tax provisions.  The CARES Act did not have an impact on the Company's consolidated financial statements.
Earnings Per Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period, which includes unvested restricted shares. Diluted EPS reflects the dilutive effect of outstanding and unvested restricted stock units, if any. See Note 9.
Recently Adopted Accounting Guidance
In August 2018, FASB issued Accounting Standards Update ("ASU") No. 2018-13, “Fair Value Measurements.” This update makes certain revisions to existing disclosure requirements for fair value measurement. ASU No. 2018-13 does not change fair value measurements already required or permitted by existing standards. ASU No. 2018-13 is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted this guidance on January 1, 2020 without any impact on the Company’s consolidated financial statements.

Note 3 Investments
The following table summarizes the carrying value of the Company's investments as of September 30, 2020 and December 31, 2019:

	As of
	September 30, 2020	December 31, 2019
Fair value investments:
Securities held in Consolidated Funds(a)	$28,035,352	$36,248,360
Company sponsored investments	25,997,804	42,039,044
Company sponsored equity method investments	62,400,320	61,149,774
Total Investments	$116,433,476	$139,437,178
(a) Of the securities held in the Consolidated Funds as of September 30, 2020, the Company directly held $19.9 million and noncontrolling shareholders held $8.2 million. Of the securities held in the Consolidated Funds as of December 31, 2019, the Company directly held $21.1 million and noncontrolling shareholders held $15.1 million.
The components of net investment income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Realized gains (losses)	$512,265	$194,373	$(1,231,163)	$5,280,172
Unrealized gains (losses)	4,040,917	1,089,398	(6,478,411)	11,489,980
Dividends	518,472	1,559,836	1,983,423	5,808,218
Interest	—	—	—	987,418
Other investment income (loss)	(18,860)	(20,660)	(56,523)	61,631
Investment income (loss), net	$5,052,794	$2,822,947	$(5,782,674)	$23,627,419
Company Sponsored Equity Method Investments
As of September 30, 2020, the Company's equity method investments consisted of the Diamond Hill Research Opportunities Fund and the Diamond Hill Core Bond Fund, and the Company's ownership percentages in these investments were 45% and 20%, respectively.
The following table includes the condensed summary financial information from the Company's equity method investments as of and for the three- and nine-month periods ended September 30, 2020:

		As of
		September 30, 2020
Total assets		$298,978,334
Total liabilities		30,049,442
Net assets		268,928,892
DHCM's portion of net assets		$62,400,320

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2020	September 30, 2020
Investment income	$1,576,219	$4,246,021
Expenses	393,499	1,114,278
Net realized gains (losses)	1,789,682	(1,577,639)
Net unrealized appreciation	2,294,163	2,289,667
Net income	5,266,565	3,843,771
DHCM's portion of net income	$1,523,452	$1,807,279

Note 4 Fair Value Measurements
The Company determines the fair value of its cash equivalents and certain investments using the following broad levels listed below:
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
The following table summarizes investments that are recognized in our consolidated balance sheet using fair value measurements (excluding investments classified as equity method investments) determined based upon the differing levels as of September 30, 2020:

	Level 1	Level 2	Level 3	Total
Cash equivalents (money market mutual funds)	$115,294,424	$—	$—	$115,294,424
Fair value investments:
Securities held in Consolidated Funds(a)	13,487,667	14,547,685	—	$28,035,352
Company sponsored investments	25,997,804	—	—	$25,997,804
(a) Of the securities held in the Consolidated Funds as of September 30, 2020, the Company directly held $19.9 million and noncontrolling shareholders held $8.2 million.
The Company determines transfers between fair value hierarchy levels at the end of the reporting period. There were no transfers in or out of the levels during the nine months ended September 30, 2020.
Changes to fair values of the investments are recorded in the Company’s consolidated statements of income as investment income (loss), net.
Note 5 Line of Credit
The Company has a committed Line of Credit Agreement (the "Credit Agreement") with a commercial bank that matures on December 25, 2020, which permits the Company to borrow up to $25.0 million. Borrowings under the Credit Agreement bear interest at a rate equal to LIBOR plus 1.00%. The Company pays a commitment fee on the unused portion of the facility, accruing at a rate per annum of 0.10%.
The Company has never borrowed funds under the Credit Agreement.
The proceeds of the Credit Agreement may be used by the Company and its subsidiaries for ongoing working capital needs, to seed new and existing investment strategies, and for other general corporate purposes. The Credit Agreement contains customary representations, warranties and covenants.
Note 6 Compensation Plans
Share-Based Payment Transactions
The Company issues restricted stock awards under the 2014 Equity and Cash Incentive Plan (the "2014 Plan"). Restricted stock awards represent common shares issued and outstanding upon grant subject to vesting restrictions. The following table represents a roll-forward of outstanding restricted stock and related activity during the nine months ended September 30, 2020:

	Shares	Weighted-Average Grant Date Price per Share
Outstanding restricted stock as of December 31, 2019	227,844	$175.49
Grants issued	18,749	109.25
Grants vested	(41,700)	155.40
Grants forfeited	(15,325)	186.02
Total outstanding restricted stock as of September 30, 2020	189,568	$174.82
As of September 30, 2020, 222,753 common shares remained available for awards under the 2014 Plan.
Total deferred equity compensation related to unvested restricted stock was $15.7 million as of September 30, 2020. Compensation expense related to restricted stock is calculated based upon the fair market value of the common shares on the applicable grant date. The Company's policy is to adjust compensation expense for forfeitures as they occur. The recognition of compensation expense related to deferred compensation over the remaining vesting periods is as follows:

Three Months Remaining In
2020	2021	2022	2023	2024	Thereafter	Total
$1,464,321	$5,242,920	$4,282,359	$2,309,526	$1,211,071	$1,225,389	$15,735,586
Stock Grant Transactions
The following table represents common shares issued as part of the Company's incentive compensation program during the nine-month period ended September 30, 2020, and 2019:

	Shares Issued	Grant Date Value
September 30, 2020	23,640	$3,396,359
September 30, 2019	24,048	$3,655,296
Deferred Compensation Plans
The Company offers two deferred compensation plans, the Diamond Hill Fixed Term Deferred Compensation Plan and the Diamond Hill Variable Term Deferred Compensation Plan (collectively, the “Plans”). Under the Plans, participants may elect to voluntarily defer, for a minimum of five years, certain incentive compensation,that the Company then contributes into the Plans. Participants are responsible for designating investment options for the assets they contribute, and the distribution paid to each participant reflects any gains or losses on the assets realized in connection with the Plans. Assets held in the Plans are included in the Company’s investment portfolio, and the associated obligation to participants is included in deferred compensation liability. Deferred compensation liability was $28.7 million and $30.3 million as of September 30, 2020 and December 31, 2019, respectively.
Note 7 Operating Lease
The Company currently leases office space of approximately 37,829 square feet at one location.
As of September 30, 2020, the carrying value of this right-of use asset, which is included in property and equipment, net of deferred rent on the consolidated balance sheets, was approximately $2.2 million. As of September 30, 2020, the carrying value of the lease liability, which is included in accounts payable and accrued expenses on the consolidated balance sheets, was approximately $2.7 million.

The following table summarizes the total lease and operating expenses for the three- and nine-month periods ended September 30, 2020 and 2019:

	September 30, 2020	September 30, 2019
Three Months Ended	$241,050	$239,838
Nine Months Ended	$706,538	$731,366
The approximate future minimum lease payments under the operating lease are as follows:

Future Minimum Lease Payments
Three Months Remaining In
2020	2021	2022	2023	2024	Thereafter	Total
$156,045	$624,179	$624,179	$624,179	$624,179	$156,045	$2,808,806
Note 8 Income Taxes
The Company has determined its interim tax provision projecting an estimated annual effective tax rate.
A reconciliation of the statutory federal tax rate to the Company’s effective income tax rate is as follows:

	Nine Months Ended September 30,
	2020	2019
Statutory U.S. federal income tax rate	21.0%	21.0%
State and local income taxes, net of federal benefit	4.3%	4.0%
Internal revenue code section 162 limitations	1.3%	0.6%
Other	1.4%	0.1%
Unconsolidated effective income tax rate	28.0%	25.7%
Impact attributable to redeemable noncontrolling interests(a)	1.8%	(1.6)%
Effective income tax rate	29.8%	24.1%
(a) The provision for income taxes includes the impact of the operations of the Consolidated Funds, which are not subject to federal income taxes. Accordingly, a portion of the Company’s earnings are not subject to corporate tax levels.
Absent the impact attributable to redeemable noncontrolling interests, the estimated unconsolidated effective income tax rate would have been 28.0%. The Company's actual effective tax rate for fiscal 2020 could be materially different from the projected rate as of September 30, 2020.
The net temporary differences incurred to date will reverse in future periods as the Company generates taxable earnings. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets recorded. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2020 and December 31, 2019, no valuation allowance was deemed necessary.
FASB ASC 740, Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company recognizes tax benefits related to positions taken, or expected to be taken, on its tax returns, only if the positions are "more-likely-than-not" sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its financial statements. The Company did not record an accrual for tax related uncertainties or unrecognized tax positions as of September 30, 2020 or December 31, 2019.
The Company did not recognize any interest and penalties during the nine months ended September 30, 2020.

Note 9 Earnings Per Share
The Company’s common shares outstanding consist of all shares issued and outstanding, including unvested restricted shares. Basic and diluted EPS are calculated under the two-class method. Restricted stock units are considered dilutive, although there were no restricted stock units outstanding at any time during the nine months ended September 30, 2020. The following table sets forth the computation for basic and diluted EPS and reconciliation between basic and diluted shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Income	$11,140,583	$11,516,637	$22,250,694	$45,230,053
Less: Net loss (income) attributable to redeemable noncontrolling interest	(575,068)	(99,177)	2,045,619	(3,684,799)
Net income attributable to common shareholders	$10,565,515	$11,417,460	$24,296,313	$41,545,254

Weighted average number of outstanding shares - Basic	3,200,957	3,411,632	3,231,452	3,460,959
Dilutive impact of restricted stock units	—	—	—	200
Weighted average number of outstanding shares - Diluted	3,200,957	3,411,632	3,231,452	3,461,159

Earnings per share attributable to common shareholders
Basic	$3.30	$3.35	$7.52	$12.00
Diluted	$3.30	$3.35	$7.52	$12.00
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

Note 11 Subsequent Event
On October 27, 2020, the Company’s board of directors approved a special cash dividend of $12.00 per share payable December 4, 2020, to shareholders of record as of November 25, 2020. This dividend will reduce shareholders' equity by approximately $38.0 million.
On October 27, 2020, the Company's board of directors also approved the initiation of a regular quarterly dividend beginning the first of quarter 2021. Subject to approval each quarter by the Company's board of directors and compliance with applicable law, the Company expects to pay a regular quarterly dividend of $1.00 per share. Going forward, at the end of each year, the Company's board of directors will decide whether to pay an additional special dividend. Although the Company currently expects to pay the aforementioned dividends, depending on the circumstances and the board of director's judgment, the Company may not pay such dividends as described, or at all.

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Statements
Throughout this Quarterly Report on Form 10-Q, and other publicly available documents, including the documents incorporated herein by reference, the Company may make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), relating to such matters as anticipated operating results, prospects and levels of assets under management, technological developments, economic trends (including interest rates and market volatility), expected transactions and similar matters. The words “believe,” “expect,” “anticipate,” “estimate,” "may," "will," "likely," "project," “should,” “hope,” “seek,” “plan,” “intend” and similar expressions identify forward-looking statements that speak only as of the date thereof. While we believe that the assumptions underlying our forward-looking statements are reasonable, investors are cautioned that any of the assumptions could prove to be inaccurate and, accordingly, actual results and experiences could differ materially from the anticipated results or other expectations expressed in our forward-looking statements. Factors that could cause such actual results or experiences to differ from results discussed in the forward-looking statements include, but are not limited to: the adverse effect from a decline in the securities markets; the effect of national, regional and global economic conditions generally, including the effects of the COVID-19 pandemic and the actions taken in connection therewith; political uncertainty caused by, among other things, political parties, economic nationalist sentiments, tensions surrounding the current socioeconomic landscape, and the 2020 U.S. Presidential election; a decline in the performance of our products; changes in interest rates; changes in national and local economic and political conditions; the continuing economic uncertainty in various parts of the world; changes in government policy and regulation, including monetary policy; our inability to attract or retain key employees; unforeseen costs and other effects related to legal proceedings or investigations of governmental and self-regulatory organizations; and other risks identified from time-to-time in other public documents on file with the SEC.
General
The Company derives consolidated revenue and net income from investment advisory and fund administration services provided by DHCM. DHCM is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940 as amended. DHCM sponsors, distributes, and provides investment advisory and related services to various clients through the Funds. The Company also provides investment advisory services to separately managed accounts and provides sub-advisory services to other mutual funds.
The Company’s primary objective is to fulfill its fiduciary duty to its clients. Our secondary objective is to increase the intrinsic value of the Company in order to achieve an adequate long-term return for our shareholders.
In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and it continues to spread throughout the United States and the world.  To limit the spread of COVID-19, governments have continued to take various actions, including extending travel bans and social distancing guidelines, which has caused some businesses to have prolonged suspensions of their operations, disrupted the global supply chain, and created a reduction in demand for many products.  This has affected the global financial markets and has caused significant financial market volatility, which could impact our AUM, the revenue derived from AUM, the returns on corporate investments, our liquidity, our capital resources, and our results of operations.
The pandemic and the related responses to COVID-19 could continue to affect our results of operations, cash flows and financial position. However, at this time, we cannot reasonably estimate the full impact, given the uncertainty surrounding the duration and severity of the pandemic and its related economic impact.
Assets Under Management
We derive revenue primarily from investment advisory and administration fees. Investment advisory and administration fees paid to the Company are generally based on the value of the investment portfolios we manage and fluctuate with changes in the total value of our AUM. Fees are recognized in the period that the Company manages these assets.

Our revenue is highly dependent on both the value and composition of AUM. The following is a summary of our AUM by product and investment objective, as well as a roll-forward of the change in AUM, for the three- and nine-months ended September 30, 2020 and 2019:

	Assets Under Management
	As of September 30,
(in millions, except percentages)	2020	2019	% Change
Proprietary funds	$14,761	$15,320	(4)%
Sub-advised funds	2,750	1,850	49%
Separately managed accounts	4,772	5,033	(5)%
Total AUM	$22,283	$22,203	—%

	Assets Under Management by Investment Strategy
	As of September 30,
(in millions, except percentages)	2020	2019	% Change
Small Cap	$478	$793	(40)%
Small-Mid Cap	2,366	3,081	(23)%
Mid Cap	858	480	79%
Large Cap	12,650	11,609	9%
All Cap Select	365	505	(28)%
Long-Short	1,960	3,582	(45)%
Global/International	28	29	(3)%
Total Equity	18,705	20,079	(7)%
Short Duration Securitized	1,023	738	39%
Core Fixed Income	434	294	48%
Long Duration Treasury	70	54	30%
Corporate Credit	1,571	1,074	46%
High Yield	546	123	344%
Total Fixed Income	3,644	2,283	60%
Total Equity and Fixed Income	22,349	22,362	—%
(Less: Investments in affiliated funds)(a)	(66)	(159)	(58)%
Total AUM	$22,283	$22,203	—%
(a) Certain of the Funds own shares of the Diamond Hill Short Duration Securitized Bond Fund. The Company reduces the total AUM by these investments held in this affiliated fund.

	Change in Assets Under Management
	For the For the Three Months Ended September 30,
(in millions)	2020	2019
AUM at beginning of the period	$20,645	$21,612
Net cash inflows (outflows)
proprietary funds	56	327
sub-advised funds	71	50
separately managed accounts	(29)	(45)
	98	332
Net market appreciation and income	1,540	259
Increase during the period	1,638	591
AUM at end of the period	$22,283	$22,203

Average AUM during the period	$22,038	$21,822

	Change in Assets Under Management
	For the Nine Months Ended September 30,
(in millions)	2020	2019
AUM at beginning of the period	$23,399	$19,108
Net cash inflows (outflows)
proprietary funds	9	(488)
sub-advised funds	762	185
separately managed accounts	(191)	(216)
	580	(519)
Net market appreciation (depreciation) and income	(1,696)	3,614
Increase (decrease) during the period	(1,116)	3,095
AUM at end of the period	$22,283	$22,203

Average AUM during the period	$21,056	$21,182

	Net Cash Inflows (Outflows) Further Breakdown For the Three Months Ended September 30,
(in millions)	2020	2019
Net cash inflows (outflows)
Equity	$(348)	$72
Fixed Income	446	260
	$98	$332

	Net Cash Inflows (Outflows) Further Breakdown For the Nine Months Ended September 30,
(in millions)	2020	2019
Net cash inflows (outflows)
Equity	(540)	(1,158)
Fixed Income	1,120	639
	580	(519)
AUM increased $1.6 billion during the three months ended September 30, 2020, due primarily to the continued rebound in the financial markets during the period. Our equity strategies experienced net outflows and our fixed income strategy experienced net inflows during the period. In our equity strategies, net inflows of $125 million in our Large Cap strategy were more than offset by net outflows of $474 million in our other equity strategies. Each of our fixed income strategies had net inflows during the three months ended September 30, 2020, totaling $446 million.
AUM decreased $1.1 billion during the nine months ended September 30, 2020, due primarily to the decline in the financial markets in the first quarter of 2020, which was partially offset by the market rebound during the second and third quarters and by net cash inflows during the period. Our equity strategies experienced net outflows during the nine months ended September 30, 2020, and our fixed income strategies experienced net inflows during the period. Flows in our equity strategies were largely driven by our Mid Cap and Large Cap strategies, which experienced combined net inflows of $1.1 billion. These net inflows were more than offset by net outflows from our Long-Short, All Cap Select, Small-Mid, and Small Cap strategies totaling approximately $1.7 billion. Each of our fixed income strategies had net positive flows during the nine months ended September 30, 2020, totaling $1.1 billion.
UMA Programs
The Company provides a strategy model portfolio to sponsors of UMA programs. We do not have discretionary investment authority over individual client accounts in UMA programs, and these assets are not included in our AUM. The Company provides an updated strategy model portfolio to the UMA program sponsors on a periodic basis and is paid for services by the program sponsor at a pre-determined rate based on the amount of assets in the program. Assets in the UMA programs for which we provide strategy model portfolios were $1.0 billion as of September 30, 2020, and $0.9 billion as of December 31, 2019.

Consolidated Results of Operations
The following is a table and discussion of our consolidated results of operations.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except per share amounts and percentages)	2020	2019	% Change	2020	2019	% Change
Total revenue	$31,176	$34,592	(10)%	$91,350	$100,717	(9)%
Net operating income	$9,970	$12,757	(22)%	$37,462	$35,970	4%
Net operating income, as adjusted(a)	$11,931	$13,114	(9)%	$35,093	$40,022	(12)%
Investment income (loss), net	$5,053	$2,823	79%	$(5,783)	$23,627	(124)%
Net income attributable to common shareholders	$10,566	$11,417	(7)%	$24,296	$41,545	(42)%
Earnings per share attributable to common shareholders (diluted)	$3.30	$3.35	(1)%	$7.52	$12.00	(37)%
Operating profit margin	32%	37%		41%	36%
Operating profit margin, as adjusted(a)	38%	38%		38%	40%
(a) Net operating income, as adjusted, and operating profit margin, as adjusted, are non-GAAP performance measurements. See the "Use of Supplemental Data as Non-GAAP Performance Measure" section within this report.
Summary Discussion of Consolidated Results of Operations - Three Months Ended September 30, 2020, compared with Three Months Ended September 30, 2019
Operating results for the three months ended September 30, 2020, are not necessarily indicative of the results that may be expected for fiscal 2020, particularly in light of the COVID-19 pandemic and its continuing effect on the U.S. and global economies. The pandemic and the related responses to COVID-19 could continue to affect our results of operations, cash flows and financial position. However, at this time, we cannot reasonably estimate the full impact, given the uncertainty surrounding the duration and severity of the pandemic and its related economic impacts.
Revenue for the three months ended September 30, 2020, decreased $3.4 million compared to the three months ended September 30, 2019, primarily due to a decrease in the average advisory fee rate from 0.59% to 0.53% quarter-over-quarter partially offset by a 1% increase in average AUM. The decrease in average advisory fee rate was driven by an increase in the mix of assets held in lower fee rate strategies.
Operating profit margin was 32% for the three months ended September 30, 2020, and 37% for the three months ended September 30, 2019. Operating profit margin, as adjusted, was 38% for both the three months ended September 30, 2020, and for the same period in 2019. Operating profit margin, as adjusted, excludes deferred compensation expense (benefit) from operating income because it is offset by an equal amount in investment income below net operating income on the income statement and thus has no effect on net income attributable to the Company. We believe this non-GAAP measure helps the reader to understand our core operating results and increases comparability period-to-period. See "Use of Supplemental Data as Non-GAAP Performance Measure" section within this Quarterly Report on Form 10-Q.
We expect that our operating margin will fluctuate from period-to-period based on various factors, including revenues, investment results, employee performance, staffing levels, gains and losses on investments held in deferred compensation plans, the impact of the COVID-19 pandemic, and development of investment strategies, products, or channels. We compensate portfolio managers based on long-term performance, so when revenue and long-term performance are misaligned, operating margins can fluctuate materially.
The Company recognized $5.1 million in investment income due to market appreciation for the three months ended September 30, 2020, compared with investment income of $2.8 million for the three months ended September 30, 2019.
Income tax expense decreased $0.2 million for the three months ended September 30, 2020, compared to the same period in 2019. The decrease in income tax expense was primarily due to a decrease in DHCM's income before taxes and a decrease in the Company's effective tax rate from 26.1% to 25.8% period-over-period.
The Company generated net income attributable to common shareholders of $10.6 million ($3.30 per diluted share) for the three months ended September 30, 2020, compared with net income attributable to common shareholders of $11.4 million ($3.35 per diluted share) for the three months ended September 30, 2019, primarily due to decreased revenues, which was partially offset by an increase in investment income.

Revenue

	Three Months Ended September 30,
(in thousands, except percentages)	2020	2019	% Change
Investment advisory	$29,363	$32,498	(10)%
Mutual fund administration, net	1,813	2,094	(13)%
Total	$31,176	$34,592	(10)%
Investment Advisory Fees. Investment advisory fees decreased $3.1 million, or 10%, from the three months ended September 30, 2019 to the three months ended September 30, 2020. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates, which vary by investment product. The decrease in investment advisory fees was primarily due to a decrease in the average advisory fee rate from 0.59% to 0.53% quarter-over-quarter, partially offset by an increase of 1% in average AUM. The decrease in average advisory fee rate was driven by an increase in the mix of assets held in lower fee rate strategies during the three months ended September 30, 2020, compared to the three months ended September 30, 2019.
Mutual Fund Administration Fees. Mutual fund administration fees decreased $0.3 million, or 13%, from the three months ended September 30, 2019 to the three months ended September 30, 2020. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of the Funds' average AUM. This decrease was primarily due to a $0.2 million increase in sub-transfer agent and servicing fees paid by the Company on behalf of the Funds as well as a 2% decrease in the Funds' average AUM from the three months ended September 30, 2019 to the three months ended September 30, 2020.

Expenses

	Three Months Ended September 30,
(in thousands, except percentages)	2020	2019	% Change
Compensation and related costs, excluding deferred compensation expense	$13,704	$15,714	(13)%
Deferred compensation expense	1,961	357	449%
General and administrative	3,096	3,543	(13)%
Sales and marketing	1,581	1,443	10%
Mutual fund administration	864	779	11%
Total	$21,206	$21,836	(3)%
Compensation and Related Costs, Excluding Deferred Compensation Expense. Employee compensation and benefits decreased by $2.0 million, or 13%, from the three months ended September 30, 2019, compared to the three months ended September 30, 2020. This decrease was primarily due to a decrease in accrued incentive compensation of $2.0 million. Incentive compensation expense can fluctuate significantly period-over-period as we evaluate investment performance, individual performance, Company performance and other factors.
Deferred Compensation Expense. Deferred compensation expense was $2.0 million for the three months ended September 30, 2020 compared to an expense of $0.4 million for the three months ended September 30, 2019, due to market appreciation on our deferred compensation plan investments.
The gain on deferred compensation plan investments increases deferred compensation expense and is included in operating income. Deferred compensation expense is offset by an equal amount in investment income below net operating income on the consolidated statements of income, and thus has no impact on net income attributable to the Company.
General and Administrative. General and administrative expenses decreased by $0.4 million, or 13%, from the three months ended September 30, 2019 to the three months ended September 30, 2020. This decrease was due primarily to a decrease in corporate recruiting fees of $0.3 million and reduced travel expense of $0.1 million.

Sales and Marketing. Sales and marketing expenses increased by $0.1 million from the three months ended September 30, 2019, to the three months ended September 30, 2020. The increase was primarily due to $0.2 million in increased spending related to distribution technology, which was partially offset by a reduction in sales and marketing travel and related expense of $0.1 million.
Mutual Fund Administration. Mutual fund administration expenses increased by $0.1 million, or 11%, from the three months ended September 30, 2019, compared to the three months ended September 30, 2020. Mutual fund administration expenses consist of both variable and fixed expenses. The variable expenses are based on Fund AUM and the number of shareholder accounts.
Summary Discussion of Consolidated Results of Operations - Nine Months Ended September 30, 2020, compared with Nine Months Ended September 30, 2019
Operating results for the nine months ended September 30, 2020, are not necessarily indicative of the results that may be expected for fiscal 2020, particularly in light of the COVID-19 pandemic and its continuing effect on the U.S. and global economies. The pandemic and the related responses to COVID-19 could continue to affect our results of operations, cash flows and financial position. However, at this time we cannot reasonably estimate the full impact, given the uncertainty surrounding the duration and severity of the pandemic and its related economic impacts.
Revenue for the nine months ended September 30, 2020, decreased $9.4 million, compared to revenue for the same period in 2019, primarily due to a decrease in the average advisory fee rate from 0.60% to 0.55% and a decrease in average AUM of 1% period-over-period. The decrease in average advisory fee rate was primarily driven by an increase in the mix of assets held in lower fee rate strategies during the nine months ended September 30, 2020, compared to the same period in 2019.
Operating profit margin was 41% for the nine months ended September 30, 2020, and 36% for the nine months ended September 30, 2019. Operating profit margin, as adjusted, was 38% for the nine months ended September 30, 2020, and 40% for the nine months ended September 30, 2019. Operating profit margin, as adjusted, excludes deferred compensation expense (benefit) from operating income because it is offset by an equal amount in investment income below net operating income on the income statement and thus has no effect on net income attributable to the Company. We believe this non-GAAP measure helps the reader to understand our core operating results and increases comparability period-to-period. See "Use of Supplemental Data as Non-GAAP Performance Measure" section within this report.
We expect that our operating margin will fluctuate from period to period based on various factors, including revenues, investment results, employee performance, staffing levels, gains and losses on investments held in deferred compensation plans, the continuing impact of the COVID-19 pandemic, and development of investment strategies, products, or channels. We compensate portfolio managers based on long-term performance, so when revenue and long-term performance are misaligned, operating margins can fluctuate materially.
The Company had $5.8 million in losses on investments because of market depreciation for the nine months ended September 30, 2020, compared with investment income of $23.6 million for the nine months ended September 30, 2019. The COVID-19 pandemic negatively affected market valuations during the nine months ended September 30, 2020.
Income tax expense decreased $4.9 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The decrease in income tax expense was primarily due to the decrease in DHCM's income before taxes, which was largely attributable to the investment losses incurred during the nine months ended September 30, 2020. The provision for income taxes includes the effect of the operations of the Consolidated Funds that are not subject to federal income taxes. Accordingly, a portion of the Company's earnings are not subject to corporate tax levels. The effective tax rate of 29.8% differed from the federal statutory tax rate of 21% due primarily to state and local taxes, a tax deficit of $0.6 million recorded upon vesting of restricted stock and the impact of redeemable noncontrolling interests. Absent the effect of redeemable noncontrolling interests, the estimated unconsolidated effective tax rate would have been 28.0%. The actual effective tax rate for fiscal year 2020 could be materially different from the projected rate as of September 30, 2020.
The Company generated net income attributable to common shareholders of $24.3 million ($7.52 per diluted share) for the nine months ended September 30, 2020, compared with net income attributable to common shareholders of $41.5 million ($12.00 per diluted share) for the same period in 2019. The decrease in net income and earnings per diluted share was primarily driven by the losses on investments during the nine months ended September 30, 2020, as compared to the significant gains on investments in 2019.

Revenue

	Nine Months Ended September 30,
(in thousands, except percentages)	2020	2019	% Change
Investment advisory	$86,219	$94,521	(9)%
Mutual fund administration, net	5,131	6,196	(17)%
Total	$91,350	$100,717	(9)%
Investment Advisory Fees. Investment advisory fees decreased $8.3 million, or 9%, from the nine months ended September 30, 2019 to the nine months ended September 30, 2020. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates, which vary by investment product. The decrease in investment advisory fees was primarily due to a decrease in the average advisory fee rate from 0.60% to 0.55% and a decrease in average AUM of 1% period-over-period. The decrease in average advisory fee rate was driven by an increase in the mix of assets held in lower fee rate strategies during the nine months ended September 30, 2020, compared to the same period in 2019.
Mutual Fund Administration Fees. Mutual fund administration fees decreased $1.1 million, or 17%, from the nine months ended September 30, 2019 to the nine months ended September 30, 2020. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of the Funds' average AUM. The decrease was primarily due to a 2% decrease in the Funds' average AUM from the nine months ended September 30, 2019, to the nine months ended September 30, 2020, and an increase in sub-transfer agent and servicing fees paid by the Company on behalf of the Funds.
Expenses

	Nine Months Ended September 30,
(in thousands, except percentages)	2020	2019	% Change
Compensation and related costs, excluding deferred compensation expense	$41,679	$43,614	(4)%
Deferred compensation expense (benefit)	(2,369)	4,052	NM
General and administrative	7,925	10,331	(23)%
Sales and marketing	4,186	4,261	(2)%
Mutual fund administration	2,467	2,489	(1)%
Total	$53,888	$64,747	(17)%
Compensation and Related Costs, Excluding Deferred Compensation Expense (Benefit). Employee compensation and benefits decreased by $1.9 million from the nine months ended September 30, 2019 to the nine months ended September 30, 2020. This decrease was primarily due to a decrease in salary and related benefits, including severance, of $0.9 million, a decrease in restricted stock expense of $0.7 million and a decrease in incentive compensation of $0.3 million.
Deferred Compensation Expense (Benefit). Deferred compensation benefit was $2.4 million for the nine months ended September 30, 2020, compared to expense of $4.1 million for the nine months ended September 30, 2019. The benefit in the current period was primarily due to market depreciation on deferred compensation plan investments.
The gain (loss) on deferred compensation plan investments increases (decreases) deferred compensation expense (benefit) and is included in operating income. Deferred compensation expense is offset by an equal amount in investment income below net operating income on the consolidated statements of income, and thus has no impact on net income attributable to the Company.
General and Administrative. General and administrative expense decreased by $2.4 million, or 23%, from the nine months ended September 30, 2019 to the nine months ended September 30, 2020. This decrease was primarily due to a non-recurring $1.1 million refund received in 2020 related to our Ohio commercial activity tax, which is a gross receipts tax and therefore, is not included in income taxes. The decrease was also due to a decrease in corporate recruiting fees of $0.8 million and a reduction in travel and related expenses period-over-period.

Sales and Marketing. Sales and marketing expense decreased by $0.1 million, or 2%, from the nine months ended September 30, 2019, to the nine months ended September 30, 2020. The decrease was primarily due a reduction in sales and marketing travel and related expense of $0.6 million. This reduction was partially offset by increased spending related to our customer relationship management system and related external data costs of $0.5 million.
Mutual Fund Administration. Mutual fund administration expenses declined 1% from the nine months ended September 30, 2019 to the nine months ended September 30, 2020, primarily due to the 2% decrease in average mutual fund AUM. Mutual fund administration expense consists of both variable and fixed expenses. The variable expenses are based on Fund AUM levels and the number of shareholder accounts.
Liquidity and Capital Resources
Sources of Liquidity
Our current financial condition is liquid, with a significant amount of our assets comprised of cash and cash equivalents, investments, accounts receivable, and other current assets. Our main source of liquidity is cash flows from operating activities, which are generated from investment advisory and mutual fund administration fees. Cash and cash equivalents, investments held directly by DHCM, accounts receivable, and other current assets represented $216.2 million and $211.0 million of total assets as of September 30, 2020 and December 31, 2019, respectively. We believe that these sources of liquidity, as well as our continuing cash flows from operating activities, will be sufficient to meet our current and future operating needs for the next 12 months.
The COVID-19 pandemic could continue to create uncertainty and volatility in the financial markets, which may impact our ability to access capital and liquidity, and the terms under which we can do so.  We will continue to assess our liquidity needs as the impact of the COVID-19 pandemic on the economy, the financial markets, and our operations continues to evolve.
Uses of Liquidity
In line with the Company’s primary objective to fulfill our fiduciary duty to clients and our secondary objective to achieve an adequate long-term return for shareholders, we anticipate that our main uses of cash will be for operating expenses and seed capital to fund new and existing investment strategies.
Our board of directors and management regularly review various factors to determine whether we have capital in excess of that required for our business and the appropriate use of any such excess capital. The factors considered include our investment opportunities, capital needed for investment strategies, and share repurchase opportunities.
In September 2018, our board of directors approved a share repurchase program (the "2018 Repurchase Program") authorizing the purchase of up to $50.0 million of the Company's common shares. Under the 2018 Repurchase Program, the Company repurchased $4.0 million of its common shares during the first two months of 2020 which amounted to the $50.0 million authorized.
On February 27, 2020, the board of directors approved a new share repurchase program (the "2020 Repurchase Program") authorizing management to repurchase up to $50.0 million of the Company's common shares. Under the 2020 Repurchase Program, the Company repurchased $14.6 million of its common shares during the nine months ended September 30, 2020. As of September 30, 2020, $35.4 million remains available for repurchase under the 2020 Repurchase Program. The authority to repurchase shares may be exercised from time to time as market conditions warrant, is subject to regulatory constraints, and will expire two years from the date of board approval, or upon the earlier repurchase in full of the authorized amount of shares. The timing, amount and other terms and conditions of any repurchases will be determined by the Company's management in its discretion based on a variety of factors, including the market price of such shares, corporate considerations, general market and economic conditions, legal requirements, and the expected and continued impact of the COVID-19 pandemic.
Working Capital
As of September 30, 2020, the Company had working capital of approximately $190.0 million, compared to $176.7 million as of December 31, 2019. Working capital includes cash and cash equivalents, accounts receivable, investments, and other current assets of DHCM, net of accounts payable and accrued expenses, accrued incentive compensation, deferred compensation and other current liabilities of DHCM.
Below is a summary of securities owned by the Company as of September 30, 2020 and December 31, 2019.

	As of
	September 30, 2020	December 31, 2019
Corporate Investments:
Diamond Hill Core Bond Fund	$47,086,064	$43,691,925
Diamond Hill Research Opportunities Fund	14,736,929	16,223,519
Diamond Hill High Yield Fund	—	14,984,548
Diamond Hill Global Fund	9,496,795	11,073,515
Diamond Hill International Fund	8,278,703	8,039,570
Total Corporate Investments	79,598,491	94,013,077
Deferred Compensation Plan Investments in the Funds	28,654,074	30,342,204
Total investments held by DHCM	108,252,565	124,355,281
Investments in Consolidated Funds held by noncontrolling interests	8,180,911	15,081,897
Total Investment Portfolio	$116,433,476	$139,437,178
Cash Flow Analysis
Cash Flows from Operating Activities
The Company’s cash flows from operating activities are calculated by adjusting net income to reflect other significant operating sources and uses of cash, certain significant non-cash items (such as share-based compensation), and timing differences in the cash settlement of operating assets and liabilities. We expect that cash flows provided by operating activities will continue to serve as our primary source of working capital in the near future.
For the nine months ended September 30, 2020, net cash provided by operating activities totaled $38.2 million. Cash inflows provided by operating activities were primarily driven by net income of $22.3 million, the add back of share-based compensation of $5.7 million, depreciation of $0.8 million and the cash impact of timing differences in the settlement of assets and liabilities of $13.4 million. These increases were partially offset by a decrease in accrued incentive compensation of $4.0 million due to the payment of incentive compensation in the first quarter of 2020. Absent the cash used by the Consolidated Funds to purchase securities into their investment portfolios, cash flows provided by operations were $35.9 million.
For the nine months ended September 30, 2019, net cash provided by operating activities totaled $40.1 million. Cash inflows provided by operating activities were primarily driven by net income of $45.2 million, the add back of share-based compensation of $6.7 million, depreciation of $0.9 million, and net redemptions of securities held in the underlying investment portfolios of the Consolidated Funds of $10.1 million. These cash inflows were partially offset by a decrease in accrued incentive compensation of $4.8 million, and the cash impact of other timing differences in the settlement of assets and liabilities of $18.2 million. Absent the cash used by the Consolidated Funds to purchase securities into their investment portfolios, cash flows provided by operations were $33.5 million.

Cash Flows from Investing Activities
The Company’s cash flows from investing activities consist primarily of capital expenditures and purchases and redemptions in our investment portfolio.
Cash flows provided by investing activities totaled $10.7 million for the nine months ended September 30, 2020. Cash flows provided by investing activity were primarily driven by proceeds from the sale of investments of $24.8 million, offset by investments purchased of $12.4 million and property and equipment (capitalized software) purchased of $1.7 million.
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

For the nine months ended September 30, 2020, net cash used in financing activities totaled $24.3 million, consisting of repurchases of the Company’s common shares of $18.6 million, net redemptions received in the Consolidated Funds from redeemable noncontrolling interest holders of $4.1 million, and the value of shares withheld related to employee tax withholding of $1.6 million.
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
The following table summarizes the condensed cash flows for the nine months ended September 30, 2020 that are attributable to the Company and to the Consolidated Funds, and the related eliminations required in preparing the consolidated statements.

	Nine Months Ended September 30, 2020
	Cash flow attributable to Diamond Hill Investment Group, Inc.	Cash flow attributable to Consolidated Funds	Eliminations	As reported on the Consolidated Statement of Cash Flows
Cash flows from Operating Activities:
Net Income (Loss)	$24,296,313	$(5,179,704)	$3,134,085	$22,250,694
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	750,524	—	—	750,524
Share-based compensation	5,728,435	—	—	5,728,435
Net (gains)/losses on investments	5,497,369	5,179,704	(3,134,085)	7,542,988
Net change in securities held by Consolidated Funds	—	3,033,304	—	3,033,304
Other changes in assets and liabilities	(345,626)	(758,277)	—	(1,103,903)
Net cash provided by operating activities	35,927,015	2,275,027	—	38,202,042
Net cash provided by investing activities	8,871,693	—	1,822,061	10,693,754
Net cash used in financing activities	(20,221,289)	(2,275,027)	(1,822,061)	(24,318,377)
Net change during the period	24,577,419	—	—	24,577,419
Cash and cash equivalents at beginning of period	93,176,253	—	—	93,176,253
Cash and cash equivalents at end of period	$117,753,672	$—	$—	$117,753,672

Use of Supplemental Data as Non-GAAP Performance Measure
As supplemental information, we are providing performance measures that are based on methodologies other than GAAP (“non-GAAP”). We believe the non-GAAP measures below are useful measures of our core business activities, are important metrics in estimating the value of an asset management business, and may enable more appropriate comparisons to our peers. These non-GAAP measures should not be used as a substitute for financial measures calculated in accordance with GAAP and may be calculated differently by other companies. The following schedule reconciles GAAP measures to non-GAAP measures for the three- and nine-months ended September 30, 2020 and 2019, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages and per share data)	2020	2019	2020	2019
Total revenue	$31,176	$34,592	$91,350	$100,717

Net operating income, GAAP basis	$9,970	$12,757	$37,462	$35,970
Non-GAAP adjustment:
Gains (losses) on deferred compensation plan investments, net(1)	1,961	357	(2,369)	4,052
Net operating income, as adjusted, non-GAAP basis(2)	11,931	13,114	35,093	40,022
Non-GAAP adjustment:
Tax provision on net operating income, as adjusted, non-GAAP basis(3)	(3,206)	(3,442)	(9,811)	(10,284)
Net operating income, as adjusted, after tax, non-GAAP basis(4)	$8,725	$9,672	$25,282	$29,738

Net operating income, as adjusted after tax per diluted share, non-GAAP basis(5)	$2.73	$2.83	$7.82	$8.59
Diluted weighted average shares outstanding, GAAP basis	3,201	3,412	3,231	3,461

Operating profit margin, GAAP basis	32%	37%	41%	36%
Operating profit margin, as adjusted, non-GAAP basis(6)	38%	38%	38%	40%
(1) Gains (losses) on deferred compensation plan investments, net: The gain (loss) on deferred compensation plan investments, which increases (decreases) deferred compensation expense included in operating income, is removed from operating income in the calculation because it is offset by an equal amount in investment income (loss) below net operating income on the income statement, and thus, has no impact on net income attributable to the Company.
(2) Net operating income, as adjusted: This non-GAAP measure represents the Company’s net operating income adjusted to exclude the impact on compensation expense of gains and losses on investments in the deferred compensation plan.
(3) Tax provision on net operating income, as adjusted: This non-GAAP measure represents the tax provision, excluding the impact of investment related activity, and is calculated by applying the unconsolidated effective tax rate to net operating income, as adjusted.
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
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements. We do not have any obligation under a guarantee contract, a retained or contingent interest in assets, or any similar arrangement that serves as credit, liquidity, or market risk support for such assets, or any other obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument or arising out of a variable interest.

Critical Accounting Policies and Estimates
For a summary of the critical accounting policies important to understanding the condensed consolidated financial statements, please see Note 2, Significant Accounting Policies, in the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, and Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 2, Significant Accounting Policies, in the 2019 Form 10-K.

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
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We continue to monitor and assess the impact, if any, that the COVID-19 pandemic and the related economic impacts could have on the design and operating effectiveness of our internal controls.

PART II:	OTHER INFORMATION

ITEM 1:	Legal Proceedings
From time to time, the Company is party to ordinary, routine litigation that is incidental to its business. There are currently no such matters pending that the Company believes could have a material adverse effect on its consolidated financial statements.

ITEM 1A:	Risk Factors
There are certain risks and uncertainties in our business that could cause actual results to differ materially from those anticipated.  In “PART I – Item 1A. – Risk Factors” of our 2019 Form 10-K, as filed with the SEC on February 27, 2020, and available at www.sec.gov or at www.diamond-hill.com, we included a detailed discussion of our risk factors.  Other than as noted below, our risk factors have not changed materially from those disclosed in the 2019 Form 10-K. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q.  Any of the risks described in the 2019 Form 10-K as well as any of the risks described below could materially affect our business, consolidated financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. The risk factors described in the 2019 Form 10-K and the risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, consolidated financial condition and/or future results.
The COVID-19 pandemic and other possible pandemics and similar outbreaks could result in material adverse effects on our business, financial position, results of operations and cash flows.

The COVID-19 pandemic has resulted in temporary, and sometimes prolonged, closures of many corporate offices, retail stores, manufacturing facilities, and factories around the world. In addition, as COVID-19 continues to spread across the globe, supply chains worldwide have been interrupted, slowed, or rendered inoperable, and an increasing number of individuals have and may continue to become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Governmental mandates to control the outbreak may require additional forced shutdowns and limit the re-openings of various business facilities for extended or indefinite periods. COVID-19, and the various governmental, industry and consumer actions related to the containment thereof, are having and could continue to have negative effects on our business and risk exposure.  These effects include, without limitation, potential significant financial market volatility, decreases in the demand for our investment products, changes in consumer behavior and preferences, limitations on our employees’ ability to work and travel, potential financial and operational difficulties of vendors and suppliers, significant changes in economic or political conditions, and financial market declines or recessions that could generally negatively affect the level of our AUM and consequently our revenue and net income (loss).
The global effect of the COVID-19 pandemic continues to evolve, and it is uncertain what the effect of various legislative and other responses that have been taken and that may be taken in the future in the United States and other countries will have on the economy, financial markets, international trade, our industries, our businesses and the businesses of our clients and vendors. Many countries have reacted to the outbreak by instituting quarantines and restrictions on travel to and from, actual and potentially affected areas, and the outbreak could have a continued adverse effect on economic and market conditions and trigger a period of global economic slowdown. The potential effect on global markets of the COVID-19 pandemic is difficult to predict, and the extent that the COVID-19 pandemic may negatively affect our operating results or the duration of any potential business disruption, is uncertain. Any potential effect on our business and results of operations will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the spread of the virus, all of which are beyond our control.

In addition, the COVID-19 pandemic has significantly affected the manner in which we operate. While we have in place business continuity plans that address the potential impact of the COVID-19 pandemic on our personnel, facilities, and technologies that enable our personnel to work effectively from home, no assurance can be given that the steps we have taken will continue to be effective or appropriate. While our employees have been able to continue conducting business while working remotely for an extended period, operational challenges may arise in the future, which may reduce our organizational efficiency or effectiveness, and increase operational, compliance, and cybersecurity risks. In addition, because most of our employees have not previously worked remotely for such an extended period of time, we are unsure of the impact that the remote work environment and lack of in-person meetings with colleagues, clients, and business partners will have on the growth of our business and the results of our operations. Many of our key service providers also have transitioned to working remotely for an extended period of time. If we or they were to experience material disruptions in the ability of our or their employees to work remotely (e.g., from illness due to the COVID-19 pandemic or disruption in internet-based communication systems and networks), our ability to operate our business could be materially adversely disrupted. Any such material adverse disruptions to our business operations could have a material adverse impact on our results of operations, cash flows, financial condition, and/or reputation.

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended September 30, 2020, the Company did not sell any common shares that were not registered under the Securities Act. The following table sets forth information regarding the Company’s repurchases of its common shares during the quarter ended September 30, 2020:

Period	Total Number of Shares Purchased for Employee Tax Withholdings(a)	Total Number of Shares Purchased as part of Publicly Announced Programs(b)	Average Price Paid Per Share Purchased Under the Programs	Aggregate Purchase Price of Shares Purchased Under the Programs	Approximate Dollar Value of the Shares That May Yet Be Purchased Under the Program
July 1, 2020 through July 31, 2020	803	—	—	—	$42,038,185
August 1, 2020 through August 31, 2020	—	18,319	$123.66	$2,265,417	$39,772,768
September 1, 2020 through September 30, 2020	—	35,416	$124.16	$4,397,092	$35,375,676
Total	803	53,735	$123.99	$6,662,509
(a)The Company regularly withholds common shares for tax payments due upon the vesting of employee restricted stock. During the quarter ended September 30, 2020, the Company purchased 803 common shares for employee tax withholdings at an average price paid per share of $113.67.

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
The Company has entered into a Rule 10b5-1 repurchase plan. This plan is intended to qualify for the safe harbor under Rule 10b5-1 of the Exchange Act.  A Rule 10b5-1 plan allows a company to purchase its shares at times when it would not ordinarily be in the market because of its trading policies or the possession of material nonpublic information. Purchases may be made in the open market or through privately negotiated transactions. Purchases in the open market will be made in compliance with Rule 10b-18 under the Exchange Act. Because the repurchases under the 10b5-1 plan are subject to specified parameters and certain price, timing, and volume restraints specified in the plan, there is no guarantee as to the exact number of shares that will be repurchased or that there will be any repurchases at all pursuant to the plan.
Through September 30, 2020, the Company has repurchased 129,389 of the Company's common shares under the 2020 Repurchase Program at a total cost of $14.6 million.

ITEM 3:	Defaults Upon Senior Securities
None.

ITEM 4:	Mine Safety Disclosures
None.

ITEM 5:	Other Information
Historically, the Company has issued common shares to employees as incentive compensation under the 2014 Plan. These shares are fully vested, non-forfeitable, and are subject to a five-year sale restriction (the “Sale Restriction”). On October 27, 2020, the Company's board of directors voluntarily removed the Sale Restriction on approximately 130,000 shares.

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

3.3	Amended and Restated Code of Regulations of the Company (Incorporated by reference from Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on April 28, 2017) (File No. 000-24498).

10.3	Diamond Hill Investment Group, Inc. Employee Stock Purchase Plan (Filed herewith)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Section 1350 Certifications. (Furnished herewith)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

DIAMOND HILL INVESTMENT GROUP, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DIAMOND HILL INVESTMENT GROUP, INC.

Date	Title	Signature

October 27, 2020	Chief Executive Officer and President	/s/ Heather E. Brilliant
Heather E. Brilliant

October 27, 2020	Chief Financial Officer and Treasurer	/s/ Thomas E. Line
Thomas E. Line