Form 10-K
period 2020-12-31
DIAMOND HILL INVESTMENT GROUP INC
filed 2021-02-25
CIK 909108

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of the registrant’s common shares (the only common equity of the registrant) held by non-affiliates on the NASDAQ Global Select Market was $353,257,260, based on the closing price of $113.67 on June 30, 2020. For these purposes only, calculation of holdings by non-affiliates is based upon the assumption, that the registrant’s executive officers and directors are affiliates.
The number of shares outstanding of the issuer’s common stock, as of February 25, 2021, is 3,160,419 shares.
Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Diamond Hill Investment Group, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2020

PART I

Item 1.	Business
Forward-Looking Statements
Throughout this Annual Report on Form 10-K and the documents incorporated herein by reference, Diamond Hill Investment Group, Inc. (“Diamond Hill”) may make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements regarding anticipated operating results, prospects and levels of assets under management, technological developments, economic trends (including interest rates and market volatility), expected transactions and similar matters. The words “believe,” “expect,” “anticipate,” “target,” “project,” “estimate,” “would,” “will,” “continue,” “should,” “hope,” “seek,” “plan,” “intend,” and variations of such words and similar expressions identify such forward-looking statements, which speak only as of the date made. While we believe that the assumptions underlying our forward-looking statements are reasonable, investors are cautioned that any of the assumptions could prove to be inaccurate and, accordingly, our actual results and experiences could differ materially from the anticipated results or other expectations expressed in our forward-looking statements.
Factors that could cause such actual results or experiences to differ from results discussed in the forward-looking statements include, but are not limited to: (i) any reduction in our assets under management (“AUM”); (ii) withdrawal, renegotiation, or termination of investment advisory agreements; (iii) damage to our reputation; (iv) failure to comply with investment guidelines or other contractual requirements; (v) challenges from the competition we face in our business; (vi) adverse regulatory and legal developments; (vii) unfavorable changes in tax laws or limitations; (viii) interruptions in or failure to provide critical technological service by us or third parties; (ix) adverse civil litigation and government investigations or proceedings; (x) risk of loss on our investments; (xi) lack of sufficient capital on satisfactory terms; (xii) losses or costs not covered by insurance; (xiii) impairment of goodwill or intangible assets; (xiv) a decline in the performance of our products; (xv) changes in interest rates; (xvi) changes in national and local economic and political conditions; (xvii) the continuing economic uncertainty in various parts of the world; (xviii) the effects of the COVID-19 pandemic and the actions taken in connection therewith; (xix) political uncertainty caused by, among other things, political parties, economic nationalist sentiments, tensions surrounding the current socioeconomic landscape, and other risks identified from time-to-time in other public documents on file with the U. S. Securities and Exchange Commission (“SEC”), including those discussed below in Item 1A.
We do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections, or other circumstances occurring after the date of this Annual Report on Form 10-K, even if such results, changes, or circumstances make it clear that any forward-looking information will not be realized. If there are any future public statements or disclosures by us which modify or impact any of the forward-looking statements contained in or accompanying this Annual Report on Form 10-K, such statements or disclosures will be deemed to modify or supersede such statements in this Annual Report on Form 10-K. Throughout this Annual Report on Form 10-K, when we use the terms the “Company,” “management,” “we,” “us,” and “our,” we mean Diamond Hill and its subsidiaries.
Overview
Diamond Hill, an Ohio corporation organized in April 1990, derives its consolidated revenue and net income from investment advisory and fund administration services provided by its wholly owned subsidiary, Diamond Hill Capital Management, Inc., and Ohio corporation (“DHCM”). DHCM is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). DHCM sponsors, distributes, and provides investment advisory and related services to clients through the Diamond Hill Funds (each a “Fund”, and collectively, the “Funds”), sub-advised mutual funds, and separately managed accounts.
DHCM is a client-centric organization committed to a set of shared investment principles and core values intended to enable excellent investment outcomes for clients. By committing to valuation disciplined active portfolio management, fundamental bottom-up research, and a long-term business owner mindset, DHCM has created a suite of investment strategies designed for long-term strategic allocations from institutionally-oriented investors. DHCM’s core values of curiosity, ownership, trust, and respect create an environment where investment professionals can focus on results and all teammates focus on the overall client experience. The combination of these investment principles and core values create an aligned boutique model ensuring associates succeed when clients succeed. This alignment with clients is emphasized through: (i) personal investment by Diamond Hill employees in the strategies managed, (ii) a fee philosophy focused on a fair sharing of the economics among clients, employees, and shareholders, (iii) a strict adherence to capacity discipline ensuring the ability to add value for existing clients, and (iv) compensation driven by the value created.

Our primary objective is to fulfill our fiduciary duty to our clients. Our secondary objective is to grow our intrinsic value to achieve an adequate long-term return for our shareholders.
Investment Advisory Activities
Investment Advisory Fees
Our principal source of revenue is investment advisory fee income earned from managing client accounts under investment advisory and sub-advisory agreements. The fees earned depend on the type of investment strategy, account size, and servicing requirements. Revenues depend on the total value and composition of AUM. Accordingly, net cash flows from clients, market fluctuations in client portfolios, and the composition of AUM impact our revenues and results of operations. We also have certain agreements that allow us to earn performance-based fees if investment returns exceed targeted amounts during a measurement period.
Assets Under Management
The following tables show AUM by product and investment objective, as well as net client cash flows, for each of the past five years ended December 31, 2020:

	Assets Under Management As of December 31,
(in millions)	2020	2019	2018	2017	2016
Proprietary funds	$17,615	$16,148	$13,440	$15,974	$13,618
Sub-advised funds	3,185	2,029	1,358	1,518	1,445
Separately managed accounts	5,611	5,222	4,310	4,825	4,318
Total AUM	$26,411	$23,399	$19,108	$22,317	$19,381

	Assets Under Management by Investment Strategy As of December 31,
(in millions)	2020	2019	2018	2017	2016
Small Cap	$556	$795	$1,048	$1,525	$1,843
Small-Mid Cap	2,810	3,243	2,770	3,528	3,329
Mid Cap	992	569	143	130	59
Large Cap	15,075	12,316	9,611	10,864	8,494
Large Cap Concentrated	27	28	26	3	3
All Cap Select	446	528	432	444	402
Long-Short	2,056	3,605	3,767	4,980	4,613
Global/International	33	35	18	6	2
Total Equity	21,995	21,119	17,815	21,480	18,745
Short Duration Securitized Bond	1,132	809	579	313	197
Core Fixed Income	541	300	55	44	40
Long Duration Treasury	62	52	52	—	—
Corporate Credit	2,020	1,147	757	668	549
High Yield	724	135	54	31	32
Total Fixed Income	4,479	2,443	1,497	1,056	818
Total Equity and Fixed Income	26,474	23,562	19,312	22,536	19,563
(Less: Investments in affiliated funds)(a)	(63)	(163)	(204)	(219)	(182)
Total AUM	$26,411	$23,399	$19,108	$22,317	$19,381
(a) Certain of the Funds own shares of the Diamond Hill Short Duration Securitized Bond Fund. The Company reduces its total AUM by these investments held in this affiliated fund.

	Change in Assets Under Management For the Year Ended December 31,
(in millions)	2020	2019	2018	2017	2016
AUM at beginning of the year	$23,399	$19,108	$22,317	$19,381	$16,841
Net cash inflows (outflows)
proprietary funds	879	(499)	(978)	843	548
sub-advised funds	713	216	(25)	(164)	639
separately managed accounts	(63)	(394)	(99)	(254)	(1,023)
	1,529	(677)	(1,102)	425	164
Net market appreciation/(depreciation) and income	1,483	4,968	(2,107)	2,511	2,376
Increase (decrease) during the year	3,012	4,291	(3,209)	2,936	2,540
AUM at end of the year	$26,411	$23,399	$19,108	$22,317	$19,381
Capacity
Our ability to retain and grow our AUM has been, and will be, primarily driven by delivering attractive long-term investment results, which requires strict adherence to capacity discipline. In the event that we determine that the size of a strategy could begin to hinder our ability to add value for our clients based on the strategy’s investment return goals, we will close that strategy to new clients. Our commitment to capacity discipline inherently impacts our ability to grow our AUM. Investment results will always be prioritized over asset accumulation. As of December 31, 2020, our Small-Mid Cap strategy remains closed to new investors. We anticipate closing our Large Cap strategy to most new investors by the end of the first quarter of 2021.

Total capacity is estimated to be $30 – 40 billion for our existing domestic equity strategies, at least $15 billion for our International and Global strategies, and at least $40 billion for our existing fixed income strategies.  Total firm capacity is not the sum of the individual strategy capacities as it is affected by overlap of investment opportunity across strategies.  Firm level capacity increases with the development of new products or strategies.
Growth Strategy
As a deliberately capacity constrained organization, growth is intentional and centers first and foremost on delivering an investment and client experience that enables investors to have better outcomes over the long term. Our core values and aligned boutique model encourage development of strategies and vehicles that are designed to meet clients’ objectives and embody our shared investment principles.
There is ample opportunity for growth within more recently developed strategies. In 2021, the International, Core Bond, and Short Duration Securitized Bond strategies will reach their five-year track records. All three strategies have shown the ability to exceed their investment objectives and serve important strategic roles in client portfolios.
There are three natural extensions of our current strategies that we will expand on in early 2021. We will extend our Large Cap Concentrated strategy to be available as a new fund in our Diamond Hill Funds lineup. We will launch a limited partnership focused on micro-cap companies allowing us to leverage our experience evaluating small publicly traded business. We are also working on the expansion of our fixed income separate account offerings with additional securitized bond strategies. We continue to develop and identify new long-term oriented investment offerings that meet client objectives and align with our investment principles.
We provide investment advisory services primarily to institutions and through intermediaries who utilize institutional decision-making processes. We look to attract like-minded, long-term focused clients across all our offerings. We have dedicated resources to developing distribution technology and content led marketing efforts. These initiatives supplement and make more efficient the business development and relationship management efforts. We believe the combination of all these efforts will lead to a deeper understanding of our investment strategies and ultimately longer holding periods for investors.

Distribution Channels
Our investment advisory services are distributed through multiple channels. Below is a summary of AUM by distribution channel for each of the five years ended December 31, 2020:

	AUM by Distribution Channel As of December 31,
(in millions)	2020	2019	2018	2017	2016
Proprietary funds:
Registered investment adviser	$4,315	$3,603	$3,243	$4,010	$3,508
Independent broker-dealer	4,274	3,563	2,900	3,581	2,922
Wirehouse	3,529	3,026	2,319	2,660	2,011
Bank Trust	2,546	2,907	2,672	3,456	3,175
Defined contribution	2,716	2,723	1,904	1,840	1,535
Other	235	326	402	427	467
Total proprietary funds	17,615	16,148	13,440	15,974	13,618
Sub-advised funds	3,185	2,029	1,358	1,518	1,445
Separately managed accounts:
Institutional consultant	2,504	2,397	2,122	2,357	2,074
Financial intermediary	2,371	1,777	1,506	1,691	1,358
Direct	736	1,048	682	777	886
Total separately managed accounts	5,611	5,222	4,310	4,825	4,318
Total AUM	$26,411	$23,399	$19,108	$22,317	$19,381
Fund Administration Activities
We provide fund administration services to the Funds. Fund administration services are broadly defined in our administration agreements with the Funds as portfolio and regulatory compliance, treasury and financial oversight, oversight of back-office service providers, such as the custodian, fund accountant, and transfer agent, and general business management and governance of the mutual fund complex.
Competition
Competition in the investment management industry is intense, and competitors include investment management firms, broker-dealers, banks, and insurance companies, some of whom offer various investment alternatives, including passive index strategies. Many competitors are better known, offer a broader range of investment products, and have more dedicated resources for business development and marketing.
Regulation
Our firm and business are subject to various federal, state, and non-U.S. laws and regulations. As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of participants in those markets, including investment advisory clients and shareholders of investment funds. If an adviser fails to comply with these laws and regulations, agencies that regulate investment advisers have broad administrative powers, including the power to limit, restrict, or prohibit an investment adviser from carrying on its business. Possible sanctions that regulatory bodies may impose, include civil and criminal liability, the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser, broker-dealer, and other registrations, censures, and fines.

DHCM is registered with the SEC under the Advisers Act and operates in a highly regulated environment. The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, recordkeeping requirements, operational requirements, and disclosure obligations. All Funds are registered with the SEC under the Investment Company Act of 1940, as amended (the “1940 Act”), and are required to make notice filings with all states where the Funds are offered for sale. Virtually all aspects of our investment advisory and fund administration business are subject to various federal and state laws and regulations.
DHCM is a “fiduciary” under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), with respect to benefit plan clients, and therefore, is subject to ERISA regulations. ERISA and applicable provisions of the Internal Revenue Code of 1986, as amended, impose certain duties on persons who are fiduciaries, prohibit certain transactions involving ERISA plan clients, and provide monetary penalties for violations of these prohibitions. The U.S. Department of Labor, which administers ERISA, has been increasingly active in proposing and adopting regulations affecting the asset management industry.
Our trading activities for client accounts are regulated by the SEC under the Exchange Act, which includes regulations governing trading on inside information, market manipulation, and a broad number of trading and market regulation requirements in the United States (e.g., volume limitations and reporting obligations).
The preceding descriptions of the regulatory and statutory provisions applicable to us are not exhaustive or complete and are qualified in their entirety by reference to their respective statutory or regulatory provisions. Failure to comply with these requirements could have a material adverse effect on our business.
Contractual Relationships with the Funds
We are highly dependent on our contractual relationships with the Funds. If any of our advisory or administration agreements with the Funds were terminated or not renewed, or were amended or modified to reduce fees, we would be materially and adversely affected. We generated approximately 75%, 77%, and 79% of our 2020, 2019, and 2018 revenues, respectively, from our advisory and administrative contracts with the Funds. We believe that we have a strong relationship with the Funds and their board of trustees, and we have no reason to believe that these advisory or administration contracts will not be renewed in the future. However, there is no assurance that the Funds will choose to continue their relationships with us. Please see Item 1A for risk factors regarding this relationship.
Human Capital
Our people are our greatest asset, and each role within our firm contributes to our mission to deliver outstanding client outcomes. As our greatest asset, we diligently care for and invest in our employees. We are a small firm with an important purpose, and we rely on each other and our positive culture to create the environment which allows us to deliver on our vision.
Workforce Data
Attracting, developing, and retaining talented employees is an integral aspect of our human capital strategy and critical to our success. We depend on highly skilled personnel, both investment professionals and business professionals, many of whom have specialized expertise and extensive experience in the investment management industry. As of December 31, 2020, we employed 126 full-time equivalent employees. As of December 31, 2019, the number of full-time equivalent employees was 129.
Our average employee tenure is approximately 6 years, and more than 20% of our employees have been employed by us for more than ten years. Our employee turnover rate continues to be well below industry average. We believe these realities reflect employees’ genuine commitment to our clients, our business, and each other, as well as our firm’s value proposition.
Competitive Pay and Benefits
Since our founding, aligning our interests directly with the clients we serve has been imperative. Inherent in this alignment is a passion for excellence enabling us to exceed client expectations. To achieve this level of excellence, it is important that consistent with our compensation philosophy, we attract, retain, and motivate associates who embody our values, act like owners, and advocate for client outcomes. We align our employees’ compensation with our overall performance, as well as team and individual results.
We know there are many places exceptional talent can choose to work, which is why we aim to take exceptional care of our employees throughout their career. We believe that their well-being and financial security will enable them to do their best work and advocate for client outcomes. Some of our most competitive package components are:

•Competitive annual compensation comprised of a base salary, discretionary cash incentive compensation and, for certain roles, a long-term equity incentive;
•An equity grant in the first year of joining our firm to instill an ownership mindset;
•A market-leading 401k match program; and
•Employees are also eligible for health, dental and vision insurance, health savings accounts, telemedicine, flexible time off, paid and unpaid leave, life and disability insurance, paid parental leave, fertility benefits, a wellness program with subsidized gym membership, professional development opportunities including reimbursement for job-related professional designations such as the CFA program, and paid parking.
Our Culture
The way our employees embody our core values creates an exceptional corporate culture that differentiates our business from other firms.
Our culture revolves around the fact that Diamond Hill is a fiduciary first and foremost. Our primary focus is serving our clients and this mindset permeates our organization. We intentionally staff our team to ensure a high level of service to our clients, and we believe our client-centric approach is difficult for competitors to replicate. Our long-term, value-disciplined investment philosophy and process are foundational to who we are as an organization and have been consistently implemented since the firm’s inception. All members of the investment team believe in, and adhere to, the same philosophy. As a result, our investment professionals focus their efforts solely on finding attractive investment opportunities for clients.
Our employees also invest in our strategies alongside our clients. Our portfolio managers have significant personal investments in the strategies they manage. In addition, DHCM’s Code of Ethics states that all Diamond Hill employees are prohibited from investing in individual securities or competing firms’ funds in segments of the market in which Diamond Hill has an investment strategy. This limitation ensures we continue to focus on finding the best opportunities for client portfolios while avoiding the conflicts of interest inherent in managing personal accounts.
To further ensure our portfolio managers consistently remain focused on achieving the best long-term outcomes possible for our clients, we link the majority of portfolio managers’ annual incentive compensation to trailing five-year investment results of the strategies they manage. We believe that we are one of few firms to focus only on long-term performance, with no separate consideration for one- or three-year returns in evaluating portfolio managers. This approach ensures that our portfolio managers are motivated to make sound long-term investment decisions, rather than on achieving a particular short-term return goal.
Diversity, Equity, and Inclusion
We view diversity, equity, and inclusion (“DEI”) as essential parts of our business and operating model to ensure sustainability. Diversity, equity, and inclusion are embedded in our policies, practices, strategic initiatives, and are linked to our firm’s core values.
We believe our goal of being an exceptional active investment boutique that our clients trust to deliver excellent long-term investment outcomes is better served by the engagement and encouragement of varied perspectives in decision making as is inherent in a diverse team.
With that vision in mind, in 2020, we committed to several DEI initiatives and measures to ensure our efforts are sustained and positive changes occur within our firm, in the industry, and within our community. More specifically, in 2020:
•Along with 750+ other Columbus, Ohio-based business leaders, we signed a letter supporting a Columbus City Council resolution declaring racism a public health issue;
•We created an employee-led, DEI advisory group to help guide and prioritize our DEI efforts and ensure our ideas become actions;
•Approximately 30% of employees from across the firm have volunteered to be part of our DEI efforts;
•We partnered with third parties to increase the number of diverse candidates applying for our open positions and to ensure that we consider a diverse pool of candidates for our full-time and part-time openings and within our intern program;

•We partnered with organizations that assist people of color and women to achieve inclusion in the financial services industry and support financial and investment literacy;
•We are working to ensure that we are conducting business with vendors who embrace our commitment to DEI;
•We created a DEI resource group to raise awareness about a variety of topics and foster understanding; and
•At the community level, we pledged $1 million over the next five years to organizations that support anti-racism and DEI efforts.
We believe we should all be held to a higher standard and we pledge our commitment to do so. As of December 31, 2020, females represent 42% of our Board of Directors, 66% of our management team, and 30% of our employees. As of December 31, 2020, minorities represent approximately 14% of our workforce.
Health and Well-Being
Conducting business in the COVID-19 era has heightened the importance of protecting employee health and well-being and has inspired new ways of engaging with a physically distanced workforce. We more acutely recognize the importance of being supportive, open, and flexible in order to retain our great people.
We recognize that individual circumstances are unique and evolving, and that flexible working is a part of our future. We are committed to offering flexibility to our employees to ensure their well-being, safety, and productivity. We support managers and employees by providing training and mental health support including confidential counseling services, and are continuously exploring new ways of collaborating.
Employee Development / Training
We offer both formal and informal training programs to foster and retain talent. The challenges of 2020 reinforced our belief that continuous learning is vital, far beyond our typical functional scope. Despite the majority of our employees being based in Columbus, Ohio and accustomed to working in the office with access to desktops and desk phones, the COVID-19 pandemic required our business to adapt quickly and seamlessly to new technologies, new hardware and software, and to learn various collaboration tools. In 2020, we also offered LinkedIn Learning licenses to supplement internal and external training.
SEC Filings
We maintain an Internet website at www.diamond-hill.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports that we file or furnish from time-to-time pursuant to Section 13(a) or 15(d) of the Exchange Act, are made available free of charge, on or through our website, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. These filings are also available on the SEC’s website at http://www.sec.gov free of charge.

ITEM 1A.	Risk Factors
Our future results of operations, financial condition, liquidity, and capital resources, as well as the market price of our common stock, are subject to various risks, including those risks mentioned below and those risks that are discussed from time-to-time in our other periodic filings with the SEC. Investors should carefully consider these risks, along with the other information contained in this Annual Report on Form 10-K, before making an investment decision regarding our common shares. There may be additional risks of which we are currently unaware, or which we currently consider immaterial. The occurrence of any of these risks could have a material adverse effect on our financial condition, results of operations, liquidity, capital resources and the value of our common stock. Please see “Forward Looking Statements” within Part I, Item 1, of this Annual Report on Form 10-K.

Business Risks
Poor investment results or adverse reviews of our products could affect our ability to attract new clients or reduce our AUM, potentially negatively impacting revenue and net income.
If we fail to deliver acceptable investment results for our clients, both in the short and long term, we could experience diminished investor interest and a decreased level of AUM.
Investment strategies are assessed and rated by independent third parties, including rating agencies, industry analysts, and publications. Investors can be influenced by such ratings. If a strategy receives an adverse report, it could negatively influence our AUM and our revenue.
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
Our investment results and/or the growth in our AUM may be constrained if appropriate investment opportunities are not available or if we close certain of our investment strategies to new investors.
Our ability to deliver strong investment results depends in large part on our ability to identify appropriate investment opportunities in which to invest client assets. If we are unable to identify sufficient investment opportunities for existing and new client assets on a timely basis, our investment results could be adversely affected. The risk that appropriate investment opportunities may be unavailable is influenced by a number of factors, including general market conditions, and is likely to increase if our AUM increases rapidly. In addition, if we determine that sufficient investment opportunities are not available for an investment strategy, or we believe that it is necessary in order to continue to produce attractive returns from an investment strategy, we will consider closing the investment strategy to new investors. As of December 31, 2020, we have one investment strategy closed to new investors. If we misjudge the point at which it would be optimal to close an investment strategy, the investment results of the strategy could be negatively impacted.
We are subject to substantial competition in all aspects of our business.
Our investment products compete against investment products and services from:
•Asset management firms;
•Mutual fund companies;
•Commercial banks and thrift institutions;
•Insurance companies;
•Exchange traded funds;
•Private funds, including hedge funds and private equity funds; and
•Brokerage and investment banking firms.
Many of our competitors have substantially greater resources and may operate in more markets or offer a broader range of products, including passively managed or “index” products. Some of these institutions operate in a different regulatory environment, which may give them certain competitive advantages in the investment products and portfolio structures that they offer. We compete with other providers of investment services primarily based upon our philosophy, performance, and client service. Some institutions have a broader array of products and distribution channels, which makes it more difficult for us to compete. If current or potential customers decide to use one of our competitors, we could face a significant decline in market share, AUM, revenues, and net income. If we are required to lower our fees to remain competitive, our net income could be significantly reduced because some of our expenses are fixed, especially over shorter periods of time, and our expenses may not decrease in proportion to the decrease in revenues. Additionally, over the past several years, investors have generally shown a preference for passive investment products, such as index and exchange traded funds, over actively managed strategies. If this trend continues, our AUM may be negatively impacted.
Market and competitive pressures in recent years have created a trend towards lower management fees in the asset management industry and there can be no assurance that we will be able to maintain our current fee structure. As a result, a shift in our AUM from higher to lower fee generating clients and strategies could result in a decrease in profitability even if our AUM increases or remains unchanged.
The loss of access to, or increased fees required by, third-party distribution sources to market our portfolios and access our client base could adversely affect our results of operations.
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
A significant portion of our revenues are based on advisory and administrative agreements with the Funds that are subject to termination without cause and on short notice.
We are highly dependent on our contractual relationships with the Funds. If our advisory or administration agreements with the Funds were terminated or not renewed, or were amended or modified to reduce fees, we would be materially and adversely affected. Generally, these agreements are terminable by either party upon 60 days’ prior written notice without penalty. The agreements are subject to annual approval by either: (i) the board of trustees of the Funds, or (ii) a vote of the majority of the outstanding voting securities of each Fund. These agreements automatically terminate in the event of their assignment by either us or the Funds. We generated approximately 75%, 77%, and 79% of our 2020, 2019, and 2018 revenues, respectively, from our advisory and administrative contracts with the Funds, including 26%, 17%, and 11% from the advisory contracts with the Diamond Hill Large Cap Fund, the Diamond Hill Long-Short Fund, and the Diamond Hill Small-Mid Cap Fund, respectively, during 2020. The loss of any of the Diamond Hill Large Cap Fund, the Diamond Hill Long-Short Fund, or the Diamond Hill Small-Mid Cap Fund contracts would have a material adverse effect on us. We believe that we have a strong relationship with the Funds and their boards of trustees, and we have no reason to believe that these advisory or administration contracts will not be renewed in the future. However, there can be no assurance that the Funds will choose to continue their relationships with us.
The COVID-19 pandemic and other possible similar pandemics or outbreaks could have a material adverse effect on our business, financial position, results of operations, and cash flows.

COVID-19 has resulted in temporary, and sometimes prolonged, closures of many corporate offices, retail stores, manufacturing facilities, and factories around the world. In addition, as COVID-19 continues to spread across the globe, supply chains worldwide have been interrupted, slowed, or rendered inoperable, and an increasing number of individuals have and may continue to become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Governmental mandates to control the outbreak may require additional forced shutdowns and limit the re-opening of various business facilities for extended or indefinite periods. COVID-19, and the various governmental, industry, and consumer actions related to the containment thereof, are having, and could continue to have, negative effects on our business and risk exposure.  These effects include, without limitation, potential significant financial market volatility, decreases in the demand for our investment products, changes in consumer behavior and preferences, limitations on our employees’ ability to work and travel, potential financial and operational difficulties of vendors and suppliers, significant changes in economic or political conditions, and financial market declines or recessions that could generally negatively affect the level of our AUM and consequently our revenue, investment income (loss), and net income.
The global effect of the COVID-19 pandemic continues to evolve, and it is uncertain what the effect of various legislative and other responses that have been taken, and that may be taken in the future in the United States and other countries, will have on the economy, financial markets, international trade, our industries, our businesses, and the businesses of our clients and vendors. Many countries, including the United States, have reacted to both the initial outbreak and subsequent outbreaks by instituting quarantines and restrictions on travel to and from actual and potentially affected areas, and the outbreak could have a continued adverse effect on economic and market conditions. The future effect of the COVID-19 pandemic on global markets is difficult to predict, and it is uncertain the extent to which the COVID-19 pandemic may negatively affect our operating results or disrupt the duration of any potential business. The emergence of new variants of the virus and delay or difficulties in administering vaccines could continue to cause uncertainty. Any potential effect on our business and results of operations will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the spread of the virus, all of which are beyond our control.

In addition, the COVID-19 pandemic has significantly affected the way we operate. While we have in place business continuity plans that address the impact of the COVID-19 pandemic on our personnel, facilities, and technologies that enable our personnel to work effectively from home, no assurance can be given that the steps we have taken will continue to be effective or appropriate. Although our employees have been able to continue conducting business while working remotely for an extended period of time, operational challenges may arise in the future, which may reduce our organizational efficiency or effectiveness, and increase operational, compliance, and cybersecurity risks. In addition, because most of our employees have not previously worked remotely for such an extended period of time, we are unsure of the impact that the remote work environment and lack of in-person meetings with colleagues, clients, and business partners will have on the growth of our business and the results of our operations. Many of our key service providers also have transitioned to working remotely for an extended period of time. If we or they were to experience material disruptions in the ability of our or their employees to work remotely (e.g., from illness due to the COVID-19 pandemic or disruption in internet-based communication systems and networks), our ability to operate our business could be materially adversely disrupted. Any such disruptions could have a material adverse impact on our results of operations, cash flows, financial condition, and/or reputation.

Moreover, our future success and profitability substantially depend on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to COVID-19 or any similar pandemic could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

Even after the COVID-19 pandemic subsides, local and foreign economies will likely require time to recover, the length of which is unknown and during which the United States or other countries may experience a recession. Our business could be materially and adversely affected by any such recession.

To the extent the effects of COVID-19 adversely impact our business, financial condition, liquidity, capital resources, or results of operations, it may also have the effect of heightening many of the other risks described in this section.
Operational Risks
Unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of our computer or other systems or otherwise, could severely harm our business.
As part of our business, we collect, process, and transmit sensitive and confidential information about our clients and employees, as well as proprietary information about our business. We have policies and procedures pursuant to which we take numerous security measures to prevent cyberattacks of various kinds as well as fraudulent and inadvertent activity by persons who have been granted access to such confidential information. Nevertheless, our systems, like all technology systems, remain vulnerable to unauthorized access, which can result in theft or corruption of information. In addition, we share information with third parties upon whom we rely for various functions. The systems of such third parties also are vulnerable to cyber threats. Attacks can come from unrelated third parties through the internet, from access to hardware removed from our premises or those of third parties or from employees acting intentionally or inadvertently.
Cybersecurity incidents can involve, among other things: (i) deliberate attacks designed to corrupt our information systems and make them unusable by us to operate our business; (ii) theft of information used by the perpetrators for financial and other gain; or (iii) inadvertent releases of information by employees or third parties with whom we do business.
Cyberattacks that corrupt our information systems and make them unusable could impair our ability to trade securities in our clients’ accounts. Corruption of the systems of our third-party vendors could impact us to the same extent as corruption of our own systems. If information about our employees is intentionally stolen or inadvertently made public, that information could be used to commit identity theft, obtain credit in an employee’s name, or steal from an employee. If information about our business is obtained by unauthorized persons, whether through intentional attacks or inadvertent releases of information, it could be used to harm our competitive position.
Whether information is corrupted, stolen, or inadvertently disclosed, and regardless of the type and nature of the information (e.g., proprietary information about our business or personal information about clients or employees), the results could be multiple and materially harmful to us, including the following:
•Our reputation could be harmed, resulting in the loss of clients, vendors, and employees or making payments or concessions to such persons to maintain our relationships with them;

•Our inability to operate our business fully, even if temporarily, and thus, fulfill contracts with clients or vendors, could result in terminations of contracts and loss of revenue;
•Harm suffered by clients or vendors whose contracts have been breached, or by clients, vendors, or employees whose information is compromised, could result in costly litigation against us;
•Our need to focus attention on remediation of a cyber problem could take our attention away from the operation of our business, resulting in lost revenue;
•We could incur costs to repair systems made inoperable by a cyberattack and to make changes to our systems to reduce future cyber threats. Those changes could include, among other things, obtaining additional technologies as well as employing additional personnel and training employees; and
•The interruption of our business or theft of proprietary information could harm our ability to compete.
All of the above potential impacts of a cybersecurity incident could have a material adverse effect on our business, financial condition, and results of operations.
We may not be able to adapt to technological change.
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers while reducing costs. Our future success depends, in part, upon our ability to address customer needs by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. We may not be able to implement effectively new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological changes affecting the financial services industry could negatively affect our growth, revenue, and profit.
Operational risks may disrupt our business, result in losses, or limit our growth.
We are dependent on the capacity and reliability of the communications, information and technology systems supporting our operations, whether developed, owned, or operated internally by us or by third parties. Operational risks, such as trading or operational errors, interruption of our financial, accounting, trading, compliance and other data processing systems, the loss of data contained in such systems, or compromised systems due to cyberattack, could result in a disruption of our business, liability to clients, regulatory intervention, or reputational damage, and thus, adversely affect our business.
Negative public opinion can result from our actual or alleged conduct in any number of activities, including trading practices, corporate governance and acquisitions, social media and other marketing activities and from actions taken by governmental regulators and community organizations in response to any of the foregoing. Negative public opinion could adversely affect our ability to attract and maintain clients, could expose us to potential litigation or regulatory action, and could have a material adverse effect on our stock price or result in heightened volatility.
Trading in our common shares is limited, which may adversely affect the time and the price at which you can sell your shares.
Although our common shares are listed on the NASDAQ Global Select Market, the shares are held by a relatively small number of shareholders, and trading in our common shares is relatively inactive. The spread between the bid and the asked prices is often wide. As a result, shareholders may not be able to sell their shares on short notice, and the sale of a large number of shares at one time could temporarily depress the market price. In addition, certain shareholders, including certain of our directors and officers, own a significant number of shares. The sale of a large number of shares by any such individual could temporarily depress the market price of our shares.
Industry, Market, and Economic Risks
Our AUM, which impacts revenue, is subject to significant fluctuations.
The majority of our revenue is calculated as a percentage of AUM or is related to the general performance of the equity securities markets. A decline in securities prices or in the sale of investment products, or an increase in fund redemptions, generally will reduce revenue and net income. Financial market declines will generally negatively impact the level of our AUM, and consequently, our revenue and net income. A recession or other economic or political events, whether in the United States or globally, could also adversely impact our revenue, if such events led to a decreased demand for products, a higher redemption rate, or a decline in securities prices.

Our investment approach may underperform other investment approaches during certain market conditions.
Our investment strategies are best suited for investors with long-term investment time horizons.  Our investment strategies may not perform well during certain periods of time.  Additionally, we could have common positions and industry concentrations across our strategies at the same time.  As such, factors leading to underperformance may impact multiple strategies simultaneously.
Our investment income and asset levels may be negatively impacted by fluctuations in our investment portfolio.
We currently have a substantial portion of our assets invested in investments that we sponsor. All of these investments are subject to market risk and our non-operating investment income could be adversely affected by adverse market performance. Fluctuations in investment income are expected to occur in the future.
Regulatory Risks
Changes in tax laws and unanticipated tax obligations could have an adverse impact on our financial condition, results of operations, and cash flow.
We are subject to federal, state, and local income taxes in the United States. Tax authorities may disagree with certain positions we have taken or implement changes in tax policy, which may result in the assessment of additional taxes. We regularly assess the appropriateness of our tax positions and reporting. We cannot provide assurances, however, that we will accurately predict the outcomes of audits, and the actual outcomes of these audits could be unfavorable.
Our business is subject to substantial governmental regulation, which can change frequently and may increase costs of compliance, reduce revenue, result in fines, penalties, and lawsuits for noncompliance, and adversely affect our results of operations and financial condition.
Our business is subject to a variety of federal securities laws, including the Advisers Act, the 1940 Act, the 1933 Act, the Exchange Act, the Sarbanes-Oxley Act of 2002, the U.S. PATRIOT Act of 2001, and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. In addition, we are subject to significant regulation and oversight by the SEC. Changes in legal, regulatory, accounting, tax, and compliance requirements could have a significant effect on our operations and results, including, but not limited to, increased expenses and reduced investor interest in certain Funds and other investment products we offer. We continually monitor legislative, tax, regulatory, accounting, and compliance developments that could impact our business. We and our directors, officers, and employees could be subject to lawsuits or regulatory proceedings for violations of such laws and regulations, which could result in the payment of fines or penalties and cause reputational harm to us which could negatively affect our financial condition and results of operations, as well as divert management’s attention from our operations.
General Risk Factors
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
We lease office space and conduct our general operations at one location, the address of which is 325 John H. McConnell Boulevard, Suite 200, Columbus, Ohio 43215.
We do not own any real estate or interests in real estate.

ITEM 3.	Legal Proceedings
There are currently no matters pending that we believe could have a material adverse effect on our consolidated financial statements.

ITEM 4.	Mine Safety Disclosures
Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
The following performance graph compares the total shareholder return of an investment in our common shares to that of the Russell Microcap® Index, and to a peer group index of publicly-traded asset management firms for the five-year period ended on December 31, 2020. The graph assumes that the value of the investment in our common shares and each index was $100 on December 31, 2015. Total return includes reinvestment of all dividends. The Russell Microcap® Index makes up less than 3% of the U.S. equity market and is a market-value-weighted index of the smallest 1,000 securities in the small-cap Russell 2000® Index plus the next 1,000 smallest securities. Peer Group returns are weighted by the market capitalization of each firm at the beginning of the measurement period. The historical information set forth below is not necessarily indicative of future performance. We do not make or endorse any predictions as to future stock performance.

Total Return Performance
$200
$180
$160
$140
$120
$100
$80
$60
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Diamond Hill Investment Group, Inc.
Russell Microcap® Index
Peer Group

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	Cumulative 5 Year Total Return
Diamond Hill Investment Group, Inc.	$100	$114	$116	$89	$89	$102	2%
Russell Microcap® Index	$100	$120	$136	$118	$145	$175	75%
Peer Group*	$100	$90	$114	$72	$81	$97	(3)%

* The Peer Group is based upon all publicly-traded asset managers with market cap of less than $5 billion excluding: (i) firms whose primary business is hedge fund or private equity, and (ii) firms with multiple lines of business. The following companies are included in the Peer Group: Alliance Bernstein Holding L.P., Affiliated Managers Group, Inc., Artisan Partners Asset Management Inc., Cohen & Steers, Inc., Federated Investors, Inc., GAMCO Investors, Inc., Hennessy Advisors, Inc., Manning & Napier, Inc., Pzena Investment Management, Inc., Teton Advisors, Inc., U.S. Global Investors, Inc., Virtus Investment Partners, Inc., Waddell & Reed Financial, Inc., Wisdomtree Investments, Inc., and Westwood Holdings Group, Inc.

Our common shares trade on the NASDAQ Global Select Market under the ticker symbol DHIL. The following table sets forth the high and low daily close prices during each quarter of 2020 and 2019:

	2020			2019
	High Price	Low Price	Dividend Per Share	High Price	Low Price	Dividend Per Share
Quarter ended:
March 31	$144.40	$81.70	$—	$158.74	$133.52	$—
June 30	$122.13	$86.00	$—	$148.30	$137.73	$—
September 30	$128.08	$111.80	$—	$142.80	$127.18	$—
December 31	$160.00	$128.01	$12.00	$149.60	$132.70	$9.00
Due to the relatively low trading volume of our shares, bid/ask spreads can be wide at times, and therefore, quoted prices may not be indicative of the price a shareholder may receive in an actual transaction. During the years ended December 31, 2020 and 2019, approximately 4,331,369 and 4,384,590, of our common shares were traded, respectively. The dividends indicated above were special dividends.
On October 27, 2020, our board of directors approved a special cash dividend of $12.00 per share paid on December 4, 2020, to shareholders of record as of November 25, 2020. This dividend reduced shareholders' equity by approximately $38.0 million.
On October 27, 2020, our board of directors also approved the initiation of a regular quarterly dividend beginning the first of quarter 2021. Subject to approval each quarter by our board of directors and compliance with applicable law, we expect to pay a regular quarterly dividend of $1.00 per share. Going forward, at the end of each year, our board of directors will decide whether to pay an additional special dividend. Although we currently expect to pay the aforementioned dividends, depending on the circumstances and the board of directors’ judgment, we may not pay such dividends as described.
The approximate number of record holders of our common shares at February 25, 2021 was 82, although we believe that the number of beneficial owners of our common shares is substantially greater.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth information regarding our current common share repurchase program (the “2020 Repurchase Program”) and shares withheld for tax payments due upon vesting of employee restricted stock units and restricted stock awards that vested during the fourth quarter of fiscal year 2020:

Period	Total Number of Shares Purchased for Employee Tax Withholdings(a)	Total Number of Shares Purchased as part of Publicly Announced Program(b)	Average Price Paid Per Share Purchased Under the Program	Purchase Price of Shares Purchased Under the Program	Aggregate Purchase Price Yet To Be Purchased Under the Program
October 1, 2020 through October 31, 2020	2,954	—	—	—	$35,375,676
November 1, 2020 through November 30, 2020	—	—	—	—	$35,375,676
December 1, 2020 through December 31, 2020	—	—	—	—	$35,375,676
Total	2,954	—		—	$35,375,676
(a)We regularly withhold shares for tax payments due upon the vesting of employee Restricted Stock. During the quarter ended December 31, 2020, we purchased 2,954 shares for employee tax withholdings at an average price paid per share of $126.32.
(b)On February 27, 2020, our board of directors approved the 2020 Repurchase Program, authorizing management to repurchase up to $50.0 million of our common shares in the open market and in private transactions in accordance with applicable securities laws. The 2020 Repurchase Program will expire in February 2022, or upon the earlier completion of all authorized purchases under such program.

ITEM 6.	Selected Financial Data
Not applicable.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this Item 7, we discuss and analyze our consolidated results of operations for the past three fiscal years and other factors that may affect our future financial performance. This discussion should be read in conjunction with our Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Selected Financial Data contained in this Annual Report on Form 10-K.
Business Environment
The performances of the U.S. and international equity markets, as well as the U.S. fixed income market, have a direct impact on our operations and financial position.
Equity Markets
The year 2020 was challenging due to the global spread of COVID-19 and related pandemic. Economic activity ground to a halt as countries hardest hit by the pandemic faced closing businesses, spending declines, and record unemployment levels. Despite unprecedented economic and market disruption, global equities posted positive returns in excess of 16% in 2020 (as measured by the MSCI All Country World Index) and U.S. stocks returned in excess of 18% (as measured by the S&P 500® Index), a remarkable advance given the economic backdrop. Technology stocks were clear winners in 2020 as the work from home era took hold. Online retailers also did well, benefiting from a shift to online shopping in the wake of the pandemic. Energy stocks struggled as oil demand and prices fell on weak economic and transportation activity. In the second half of the year, central bank liquidity, fiscal stimulus, and optimism of rapid-to-market COVID-19 vaccines provided stocks a welcome tailwind.
Fixed Income Markets
Throughout 2020, Federal Reserve and U.S. Treasury intervention played a key role in the fixed income markets. In the first quarter of 2020, the Federal Reserve cut rates in response to signs of a slowing economy exacerbated by an oil production glut as OPEC and Russia failed to come to terms on production cuts. Starting in mid-March, as it became clear the coronavirus pandemic would result in wide scale business shutdowns, central banks globally moved quickly and decidedly to provide liquidity and support while governments directed stimulus support to citizens and businesses facing economic uncertainty. Corporate bond purchasing programs initiated by the U.S. government were barely utilized but served as the impetus for a historic pace of debt issuance in both investment grade and high yield corporate credit markets. The Bloomberg Barclays U.S. Aggregate Bond Index returned 7.5%, second only to 2019 for its best performance since 2002, while the Bloomberg Barclays Investment Grade Corporate Index returned 9.9%, its second-best year since 2009. The ICE BofA U.S. High Yield Index returned 7.1%, rebounding from the worst first quarter’s performance (down 12.7%) since 2008.
Industry Update
Ongoing trends in the investment management industry, including the shift toward private market investments, downward fee pressure, industry consolidation, rising demand for ESG, and expanding conversations around DEI continued in 2020 and do not show any signs of abating.
Investor dollars continue moving toward private markets and less liquid vehicles as investors seek higher returns and lower correlation, contributing to a decline in the number of publicly traded companies. At the same time, investors continue to seek lower cost alternatives to acquire their beta exposure, often utilizing passive exchange-traded funds (“ETFs”), which in turn drives performance of some of the largest publicly traded companies held by broad indexes, making it a difficult environment for active managers to outperform.
The COVID-19 pandemic saw a reduction in travel, which resulted in increased use of technology-based communications. Investors also responded to the pandemic and other social justice events in 2020 by requesting greater clarity on ESG strategies as well as greater transparency on diversity initiatives and commitments.
Consolidation continued, especially in the consulting and wealth management arenas. In fact, over the past five years, we have seen a large number of decision makers leave the market. Some have left the industry all together, some required a liquidity event as a transition of ownership was needed, while others pursued growth and scale via mergers and acquisitions. We continue to see moves away from individual decision-making structures in favor of decision-making teams or outsourcing investment decisions to professional buyer groups such as home offices or outsourced chief investment officers, and we expect net new flows to be driven heavily by these groups going forward.
When you consider these trends in combination with the impact of the COVID-19 pandemic and the asset management industry’s own life cycle, you get a glimpse into the “new normal” in which asset managers operate. We believe Diamond Hill is well positioned to navigate these changing tides and adapt to the evolving industry landscape. We continue to believe we can deliver market-beating returns over a full market cycle through active management. Our commitment to managing our portfolios with a strict capacity discipline helps protect our ability to deliver excellent investment outcomes for clients. Our long-standing relationships with professional buyer groups enable us to reach investors who share our long-term perspective. Helping clients achieve their desired investment outcomes is our priority, and we believe our commitment to capacity discipline, alignment of interests with our clients and strong investment results will result in a successful and sustainable future.
Investment Results
It is important to note the past decade has seen a lengthy period of dominance for growth over value stocks, with the performance differential becoming particularly wide over the past three years. In the 10 years ended December 31, 2020, the Russell 3000 Growth Index annualized 16.9% versus 10.4% for the Russell 3000 Value Index. In 2020, the growth index returned 38.3% to the value index’s 2.9% — a performance gap that eclipses any single calendar year since the inception of the Russell 3000 Growth and Value indices in 1995. Because of our valuation-discipline, many clients choose to measure performance against value indices.
The following is a summary of the investment returns for each of our equity strategies as of December 31, 2020, relative to their respective core and value indices, as applicable.

		As of December 31, 2020
Equity Composites	Inception	1 Year	3 Year	5 Year	10 Year	Since Inception
Diamond Hill Small Cap	12/31/2000	(0.03)%	1.3%	5.80%	7.22%	9.83%
Russell 2000 Index		19.96%	10.25%	13.26%	11.2%	8.74%
Russell 2000 Value Index		4.63%	3.72%	9.65%	8.66%	8.54%
Diamond Hill Small-Mid Cap	12/31/2005	1.55%	4.43%	7.99%	9.88%	8.59%
Russell 2500 Index		19.99%	11.33%	13.64%	11.97%	9.55%
Russell 2500 Value Index		4.88%	4.34%	9.43%	9.33%	7.47%
Diamond Hill Mid Cap	12/31/2013	(1.47)%	3.77%	8.00%	NA	6.98%
Russell Midcap Index		17.1%	11.61%	13.40%	NA	10.96%
Russell Midcap Value Index		4.96%	5.37%	9.73%	NA	8.22%
Diamond Hill Large Cap	6/30/2001	9.49%	9.56%	12.70%	12.31%	9.43%
Russell 1000 Index		20.96%	14.82%	15.60%	14.01%	8.36%
Russell 1000 Value Index		2.8%	6.07%	9.74%	10.5%	7.07%
Diamond Hill Large Cap Concentrated	12/31/2011	10.03%	10.06%	13.50%	NA	13.49%
Russell 1000 Index		20.96%	14.82%	15.60%	NA	15.49%
Russell 1000 Value Index		2.8%	6.07%	9.74%	NA	11.69%
Diamond Hill All Cap Select	6/30/2000	14.83%	9.95%	12.06%	12.15%	10.36%
Russell 3000 Index		20.89%	14.49%	15.43%	13.79%	7.17%
Russell 3000 Value Index		2.87%	5.89%	9.74%	10.36%	7.36%
Diamond Hill Long-Short	6/30/2000	0.5%	5.31%	6.81%	7.72%	7.24%
Russell 1000 Index		20.96%	14.82%	15.60%	14.01%	7.08%
60% Russell 1000 Index / 40% BofA ML US T-Bill 0-3 Month Index		13.3%	9.81%	9.92%	8.7%	5.14%
Diamond Hill Global	12/31/2013	1.93%	4.44%	10.68%	NA	7.35%
Morningstar Global Markets Index		16.07%	9.73%	12.11%	NA	8.80%
Diamond Hill International	12/31/2016	6.94%	6.38%	NA	NA	12.32%
Morningstar Global Markets ex US Index		11.17%	5.07%	NA	NA	10.25%
________________________

-	Composite returns are net of fees.
-	Index returns do not reflect any fees.

The following is a summary of the investment returns for each of our fixed income strategies as of December 31, 2020, relative to their respective passive benchmarks.

		As of December 31, 2020
Fixed Income Composites	Inception	1 Year	3 Year	5 Year	10 Year	Since Inception
Diamond Hill Short Duration Securitized Bond	7/31/2016	3.29%	3.89%	NA	NA	3.83%
Bloomberg Barclays US 1-3 Yr. Gov./Credit Index		3.33%	2.98%	NA	NA	2.12%
Diamond Hill Core Bond	7/31/2016	8.13%	6.01%	NA	NA	4.43%
Bloomberg Barclays US Aggregate Index		7.51%	5.34%	NA	NA	3.66%
Diamond Hill Corporate Credit	9/30/2002	9.95%	7.92%	8.83%	6.96%	7.38%
BofA ML US Corporate & High Yield Index		9.34%	6.91%	7.07%	5.83%	6.36%
Diamond Hill High Yield	12/31/2014	13.84%	10.08%	11.11%	NA	9.36%
BofA ML US High Yield Index		6.17%	5.89%	8.43%	NA	6.14%
________________________

-	Composite returns are net of fees.
-	Index returns do not reflect any fees.

Key Financial Performance Indicators
There are a variety of key performance indicators that we monitor to evaluate our business results. The following table presents the results of certain key performance indicators over the past three fiscal years:

	For the Years Ended December 31,
	2020	2019	2018
Ending AUM (in millions)	$26,411	$23,399	$19,108
Average AUM (in millions)	21,907	21,653	21,950
Net cash inflows (outflows) (in millions)	1,529	(677)	(1,102)

Total revenue (in thousands)	126,388	136,624	145,628
Net operating income	45,538	47,935	71,256
Net operating income, as adjusted(a)	47,757	53,912	69,134
Average advisory fee rate	0.54%	0.59%	0.62%
Operating profit margin	36%	35%	49%
Operating profit margin, as adjusted(a)	38%	39%	47%
(a) Net operating income, as adjusted, and operating profit margin, as adjusted, are non-GAAP (as defined below) performance measures. See Use of Supplemental Data as Non-GAAP Performance Measure section within this Annual Report on Form 10-K.
Assets Under Management
Our revenue is derived primarily from investment advisory and administration fees. Investment advisory and administration fees paid to us are generally based on the value of the investment portfolios we manage and fluctuate with changes in the total value of our AUM. We recognize revenue when we satisfy the performance obligations under the terms of a contract with a client.
Our revenues are highly dependent on both the value and composition of AUM. The following is a summary of our AUM by product and investment objective, and a roll-forward of the change in AUM, for the years ended December 31, 2020, 2019, and 2018:

	Assets Under Management As of December 31,
(in millions)	2020	2019	2018
Proprietary funds	$17,615	$16,148	$13,440
Sub-advised funds	3,185	2,029	1,358
Separately managed accounts	5,611	5,222	4,310
Total AUM	$26,411	$23,399	$19,108

	Assets Under Management by Investment Strategy As of December 31,
(in millions)	2020	2019	2018
Small Cap	$556	$795	$1,048
Small-Mid Cap	2,810	3,243	2,770
Mid Cap	992	569	143
Large Cap	15,075	12,316	9,611
Large Cap Concentrated	27	28	26
All Cap Select	446	528	432
Long-Short	2,056	3,605	3,767
Global/International	33	35	18
Total Equity	21,995	21,119	17,815
Short Duration Securitized Bond	1,132	809	579
Core Fixed Income	541	300	55
Long Duration Treasury	62	52	52
Corporate Credit	2,020	1,147	757
High Yield	724	135	54
Total Fixed Income	4,479	2,443	1,497
Total Equity and Fixed Income	26,474	23,562	19,312
(Less: Investments in affiliated funds) (a)	(63)	(163)	(204)
Total AUM	$26,411	$23,399	$19,108
(a) Certain of the Funds own shares of the Diamond Hill Short Duration Securitized Bond Fund. The Company reduces its total AUM by these investments held in this affiliated fund.

	Change in Assets Under Management For the Year Ended December 31,
(in millions)	2020	2019	2018
AUM at beginning of the year	$23,399	$19,108	$22,317
Net cash inflows (outflows)
proprietary funds	879	(499)	(978)
sub-advised funds	713	216	(25)
separately managed accounts	(63)	(394)	(99)
	1,529	(677)	(1,102)
Net market appreciation (depreciation) and income	1,483	4,968	(2,107)
Increase (decrease) during the year	3,012	4,291	(3,209)
AUM at end of the year	$26,411	$23,399	$19,108

Average AUM during the year	$21,907	$21,653	$21,950

	Net Cash Inflows (Outflows) Further Breakdown For the Year Ended December 31,
(in millions)	2020	2019	2018
Net cash inflows (outflows)
Equity	$(284)	$(1,515)	$(1,554)
Fixed Income	1,813	838	452
	$1,529	$(677)	$(1,102)
Equity flows were mixed in 2020. Our Large Cap and Mid Cap strategies had combined net inflows of $1.6 billion. However, these net inflows were more than offset by the net outflows in our Long-Short, Small Cap and Small-Mid Cap strategies, which collectively had outflows of $1.8 billion.

Our fixed income strategies continued to see strong growth in 2020 as each of the strategies has met long-term performance objectives compared to peers and benchmarks. Our focused marketing and branding efforts over the past couple years, along with strong performance, led to combined net inflows of $1.8 billion, with each of the strategies attracting at least $200 million in net inflows.
Model Delivery Programs
We provide strategy-specific model portfolios to sponsors of model delivery programs. We do not have discretionary investment authority over individual client accounts in model delivery programs. Therefore, these assets are not included in our AUM. We provide updated model portfolios to the program sponsors on a periodic basis. We are paid for our services by the program sponsor at a pre-determined rate based on assets in the program. Model delivery program assets were $1.1 billion, $0.9 billion, and $0.5 billion as of December 31, 2020, 2019, and 2018, respectively.
Consolidated Results of Operations
The following is a discussion of our consolidated results of operations.

(in thousands, except per share amounts and percentages)	2020	2019	% Change	2019	2018	% Change
Total revenue	$126,388	$136,624	(7)%	$136,624	$145,628	(6)%
Net operating income	45,538	47,935	(5)%	47,935	71,256	(33)%
Net operating income, as adjusted (a)	47,757	53,912	(11)%	53,912	69,134	(22)%
Net income attributable to common shareholders	38,661	54,959	(30)%	54,959	47,376	16%
Earnings per share attributable to common shareholders (diluted)	$12.03	$15.99	(25)%	$15.99	$13.48	19%
Operating profit margin	36%	35%	NM	35%	49%	NM
Operating profit margin, as adjusted (a)	38%	39%	NM	39%	47%	NM
(a) Net operating income, as adjusted, and operating profit margin, as adjusted, are non-GAAP (as defined below) performance measures. See Use of Supplemental Data as Non-GAAP Performance Measure section within this Annual Report on Form 10-K.
Summary Discussion of Consolidated Results of Operations - Year Ended December 31, 2020, compared with
Year Ended December 31, 2019

Revenue for the year ended December 31, 2020, decreased $10.2 million compared to the year ended December 31, 2019, primarily due to a decrease in the average advisory fee rate from 0.59% to 0.54% year-over-year, which was partially offset by a 1% increase in average AUM. The decrease in average advisory fee rate was driven by an increase in the mix of assets held in lower fee rate strategies.

Operating profit margin was 36% for the year ended December 31, 2020, and 35% for the year ended December 31, 2019. Operating profit margin, as adjusted, was 38% for the year ended December 31, 2020, and 39% for the year ended December 31, 2019. Operating profit margin, as adjusted, excludes deferred compensation expense (benefit) from operating income because it is offset by an equal amount in investment income below net operating income on the income statement and thus has no effect on net income attributable to the Company. We believe this non-GAAP measure helps the reader to understand our core operating results and increases comparability period-to-period. See the "Use of Supplemental Data as Non-GAAP Performance Measures" section below in Part II. Item 7 of this Annual Report on Form 10-K.

We expect that our operating margin will fluctuate from period to period based on various factors, including revenues, investment results, employee performance, staffing levels, gains and losses on investments held in deferred compensation plans, the ongoing impact of COVID-19, and development of investment strategies, products, and channels. We compensate portfolio managers based on long-term performance, so when revenue and long-term performance are misaligned, operating margins can fluctuate materially.

We recognized $6.6 million in investment income for the year ended December 31, 2020, compared with investment income of $30.5 million for the year ended December 31, 2019. The decrease in market appreciation year over year was due to a lower average investment balance throughout the year and lower returns on the investments.

Income tax expense decreased $4.7 million for the year ended December 31, 2020, compared to the year ended December 31, 2019. The decrease in income tax expense was primarily due to a decrease in DHCM's income before taxes, which was partially offset by an increase in our effective tax rate from 23.8% to 26.8% year-over-year. The increase in our effective tax rate in 2020 was primarily due to excess tax deficits on the vesting of restricted stock awards of $0.6 million in 2020 and the $1.0 million benefit attributable to redeemable noncontrolling interests in 2019.

We generated net income attributable to common shareholders of $38.7 million ($12.03 per diluted share) for the year ended December 31, 2020, compared with net income attributable to common shareholders of $55.0 million ($15.99 per diluted share) for the year ended December 31, 2019, primarily due to decreased revenues and a decrease in investment income.
See the “Use of Supplemental Data as Non-GAAP Performance Measures” section below in Part II, Item 7, of this Annual Report on Form 10-K.
Summary Discussion of Consolidated Results of Operations - Year Ended December 31, 2019, compared with Year Ended December 31, 2018

Revenue for the year ended December 31, 2019, decreased $9.0 million compared to the year ended December 31, 2018, primarily due to a decrease in the average advisory fee rate from 0.62% to 0.59% year-over-year and a 1% decrease in average AUM. The decrease in average advisory fee rate was driven by an increase in the mix of assets held in lower fee rate strategies.

Operating profit margin was 35% for the year ended December 31, 2019, down from 49% for the year ended December 31, 2018. Operating profit margin, as adjusted, was 39% for the year ended December 31, 2019, down from 47% for the year ended December 31, 2018. Operating profit margin, as adjusted, excludes deferred compensation expense (benefit) from operating income because it is offset by an equal amount in investment income below net operating income on the income statement and thus has no effect on net income attributable to the Company. We believe this non-GAAP measure helps the reader to understand our core operating results and increases comparability period to period. See the "Use of Supplemental Data as Non-GAAP Performance Measures" section below in Part II. Item 7, of this Annual Report on Form 10-K.

We expect that our operating margin will fluctuate from period to period based on various factors, including revenues, investment results, employee performance, staffing levels, gains and losses on investments held in deferred compensation plans, and development of investment strategies, products, or channels. We compensate portfolio managers based on long-term performance, so when revenue and long-term performance are misaligned, operating margins can fluctuate materially.

We recognized $30.5 million in investment income for the year ended December 31, 2019, due primarily to market appreciation from our investments, compared with investment losses of $6.3 million for the year ended December 31, 2018, largely due to market depreciation on our investments.

Income tax expense was consistent from the year ended December 31, 2019, compared to the year ended December 31, 2018. The impact of the increase of pre-tax income was fully offset by the reduction in the effective rate from 28.7% to 23.8% year-over-year. The decrease in the effective tax rate was primarily due to uncertain state tax positions of approximately $3.0 million recorded in 2018.

We generated net income attributable to common shareholders of $55.0 million ($15.99 per diluted share) for the year ended December 31, 2019, compared with net income attributable to common shareholders of $47.4 million ($13.48 per diluted share) for the year ended December 31, 2018. The increase was due to an increase in investment income, which was partially offset by the decrease in net operating income.
See the "Use of Supplemental Data as Non-GAAP Performance Measures" section below in Part II. Item 7, of this Annual Report on Form 10-K.

Revenue

(in thousands, except percentages)	2020	2019	% Change	2019	2018	% Change
Investment advisory	$119,125	$128,009	(7)%	$128,009	$135,318	(5)%
Mutual fund administration, net	7,263	8,615	(16)%	8,615	10,310	(16)%
Total	126,388	136,624	(7)%	136,624	145,628	(6)%

Revenue for the Year Ended December 31, 2020 compared with Year Ended December 31, 2019
Investment Advisory Fees. Investment advisory fees decreased by $8.9 million, or 7%, from the year ended December 31, 2019, to the year ended December 31, 2020. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates, which vary by investment product. The decrease in investment advisory fees was driven by a reduction in the average advisory fee rate from 0.59% in 2019 to 0.54% in 2020, which was partially offset by an increase of 1% in average AUM year over year. The decrease in average advisory fee rate was driven by an increase in the mix of assets held in lower fee rate strategies during the year ended December 31, 2020, compared to the year ended December 31, 2019. For the year ended December 31, 2020, the average advisory fee rates for equity and fixed income strategies were 0.57% and 0.40%, respectively. For the year ended December 31, 2019, the average advisory fee rates for equity and fixed income strategies were 0.61% and 0.41%, respectively.
Mutual Fund Administration Fees. Mutual fund administration fees decreased $1.4 million, or 16%, from the year ended December 31, 2019, to the year ended December 31, 2020. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of the Funds' average AUM. The decrease was primarily due to an increase in sub-transfer agent and servicing fees paid by us on behalf of the Funds. In addition, there was a 1% decrease in the Funds' average AUM from the year ended December 31, 2019, to the year ended December 31, 2020.
Revenue for the Year Ended December 31, 2019 compared with Year Ended December 31, 2018
Investment Advisory Fees. Investment advisory fees decreased by $7.3 million, or 5%, from the year ended December 31, 2018, to the year ended December 31, 2019. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates, which vary by investment product. The decrease in investment advisory fees was driven by a reduction in the average advisory fee rate from 0.62% in 2018 to 0.59% in 2019 and a decrease of 1% in average AUM year over year. The decrease in average advisory fee rate was driven by an increase in the mix of assets held in lower fee rate strategies during the year ended December 31, 2019, compared to the year ended December 31, 2018. For the year ended December 31, 2019, the average advisory fee rates for equity and fixed income strategies were 0.61% and 0.41%, respectively. For the year ended December 31, 2018, the average advisory fee rates for equity and fixed income strategies were 0.63% and 0.48%, respectively.
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

	Class A & C	Class I	Class Y
1/1/18 - 2/27/2018	0.23%	0.18%	0.08%
2/28/2018 - 12/31/2019	0.21%	0.17%	0.05%

Expenses

(in thousands, except percentages)	2020	2019	% Change	2019	2018	% Change
Compensation and related costs, excluding deferred compensation expense	$58,292	$60,264	(3)%	$60,264	$55,975	8%
Deferred compensation expense (benefit)	2,219	5,977	NM	5,977	(2,121)	NM
General and administrative	11,003	13,278	(17)%	13,278	11,649	14%
Sales and marketing	6,000	5,867	2%	5,867	5,243	12%
Mutual fund administration	3,336	3,303	1%	3,303	3,626	(9)%
Total	80,850	88,689	(9)%	88,689	74,372	19%

Expenses for the Year Ended December 31, 2020 compared with Year Ended December 31, 2019
Compensation and Related Costs, Excluding Deferred Compensation Expense. Employee compensation and benefits decreased by $2.0 million from the year ended December 31, 2019, to the year ended December 31, 2020. This decrease is primarily due to decreases in severance expense of $1.6 million and in restricted stock expense of $1.0 million. These decreases were partially offset by increases in salary and related benefits of $0.2 million and in incentive compensation of $0.4 million. On average, we had 126 full-time equivalent employees for 2020, compared to 128 for 2019. Incentive compensation expense can fluctuate significantly period over period as we evaluate investment performance, individual performance, Company performance and other factors.
Deferred Compensation Expense (Benefit). Deferred compensation expense was $2.2 million for the year ended December 31, 2020, compared to deferred compensation expense of $6.0 million for the year ended December 31, 2019, mostly due to a decrease in market appreciation on our deferred compensation investments period over period. The gain on deferred compensation plan investments increases deferred compensation expense and is included in operating income. Deferred compensation expense is offset by an equal amount in investment income below net operating income on the consolidated statements of income statement, and thus has no impact on net income attributable to us.
General and Administrative. General and administrative expenses decreased by $2.3 million, or 17%, from the year ended December 31, 2019, to the year ended December 31, 2020. This decrease was primarily due a non-recurring $1.1 million refund received in 2020 related to our Ohio commercial activity tax, which is a gross receipts tax, and therefore, is not included in income taxes, as well as decreases in corporate recruiting fees of $0.8 million, and in travel and related expenses period over period.
Sales and Marketing. Sales and marketing expenses increased by $0.1 million, or 2%, from the year ended December 31, 2019, to the year ended December 31, 2020. The increase was primarily due to an increase in spending related to our customer relationship management system and related external data costs of $0.9 million. This increase was largely offset by a reduction in sales and marketing travel and related expense of $0.8 million.
Mutual Fund Administration. Mutual fund administration expenses increased by 1% from the year ended December 31, 2019, to the year ended December 31, 2020. Mutual fund administration expense consists of both variable and fixed expenses. The variable expenses are based on Fund AUM levels and the number of shareholder accounts.
Expenses for the Year Ended December 31, 2019 compared with Year Ended December 31, 2018
Compensation and Related Costs, Excluding Deferred Compensation Expense. Employee compensation and benefits increased by $4.3 million from the year ended December 31, 2018, to the year ended December 31, 2019. This increase is due to increases in salary and related benefits of $3.0 million and incentive compensation of $1.3 million. On average, we had 128 full-time equivalent employees for 2019, compared to 120 for 2018. Incentive compensation expense can fluctuate significantly period over period as we evaluate investment performance, individual performance, Company performance and other factors.
Deferred Compensation Expense (Benefit). Deferred compensation expense was $6.0 million for the year ended December 31, 2019, primarily due to market appreciation on our deferred compensation investments compared to deferred compensation (benefit) of $(2.1) million for the year ended December 31, 2018, from market depreciation on our deferred compensation investments. The gain (loss) on deferred compensation plan investments increases (decreases) deferred compensation expense (benefit) and is included in operating income. Deferred compensation expense is offset by an equal amount in investment income below net operating income on the consolidated statements of income statement, and thus, has no impact on net income attributable to us.
General and Administrative. General and administrative expenses increased by $1.6 million, or 14%, from the year ended December 31, 2018, to the year ended December 31, 2019. This increase is primarily due to increases in corporate recruiting fees of $1.0 million, market research and data expense of $0.3 million, and software expense of $0.3 million.
Sales and Marketing. Sales and marketing expenses increased by $0.6 million, or 12%, from the year ended December 31, 2018, to the year ended December 31, 2019. The increase was due to our branding and public relations initiatives and additional sales data costs. For each of the years ended December 31, 2019, and 2018, approximately 56% and 65%, respectively, of sales and marketing expense is related to revenue sharing payments made to third-party financial intermediaries.
Mutual Fund Administration. Mutual fund administration expenses decreased by $0.3 million, or 9%, from the year ended December 31, 2018, to the year ended December 31, 2019. Mutual fund administration expenses consist of both variable and fixed expenses. The variable expenses are based on Fund AUM and the number of shareholder accounts. The decrease was primarily due to a reduction in outsourced administrative services for the Funds, which were brought in-house during 2018, as well as a 4% decrease in average Funds’ AUM from the year ended December 31, 2018, to the year ended December 31, 2019.
Liquidity and Capital Resources
Sources of Liquidity
Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, investments, accounts receivable, and other current assets. Our main source of liquidity is cash flows from operating activities, which are generated from investment advisory and mutual fund administration fees. Cash and cash equivalents, investments held directly by DHCM, accounts receivable, and other current assets represented $205.1 million and $211.1 million of total assets as of December 31, 2020, and 2019, respectively. We believe these sources of liquidity as well as our continuing cash flows from operating activities will be sufficient to meet our current and future operating needs for the next 12 months.
Throughout 2020, the COVID-19 pandemic created uncertainty and volatility in the financial markets, and could continue to do so in 2021, which may impact our ability to access capital and liquidity and the terms under which we can do so. We will continue to assess our liquidity needs as the impact of the COVID-19 pandemic on the economy, the financial markets, and our operations continues to evolve.
Uses of Liquidity
In line with our primary objective to fulfill our fiduciary duty to clients and secondary objective to achieve an adequate long-term return for shareholders, we anticipate our main uses of cash will be for operating expenses and seed capital to fund new and existing investment strategies.
Our board of directors and management regularly review various factors to determine whether we have capital in excess of that required for the business and the appropriate use of any excess capital. The factors considered include our investment opportunities, capital needed for investment strategies, and share repurchase opportunities.
In September 2018, our board of directors approved the 2018 Repurchase Program authorizing the purchase of up to $50.0 million of our common shares. Under the 2018 Repurchase Program, we repurchased 28,361 of our common shares during the first two months of 2020 for a total of $4.0 million, which exhausted the $50.0 million authorized.
On February 27, 2020, the board of directors approved the 2020 Repurchase Program authorizing management to repurchase up to and additional $50 million of our common shares. Under the 2020 Repurchase Program, we repurchased 129,389 of our common shares during the year ended December 31, 2020, for a total of $14.6 million. As of December 31, 2020, $35.4 million remains available for repurchases under the 2020 Repurchase Program. The authority to repurchase shares may be exercised from time to time as market conditions warrant, is subject to regulatory constraints, and will expire two years from the date of board approval, or upon the earlier repurchase in full of the authorized amount of shares. The timing, amount, and other terms and conditions of any repurchases will be determined by management in its discretion based on a variety of factors, including the market price of such shares, corporate considerations, general market and economic conditions, legal requirements, and the expected and continued impact of COVID-19.
The following table summarizes the quarterly repurchase transactions made under the 2020 Repurchase Program since its inception:

Period	Total Number of Shares Purchased	Average Price Paid Per Share Purchased	Purchase Price of Shares Purchased
Quarter Ended March 31, 2020	48,576	$106.22	$5,159,919
Quarter Ended June 30, 2020	27,078	103.48	2,801,897
Quarter Ended September 30, 2020	53,735	$123.99	6,662,508
Quarter Ended December 31, 2020	—	—	—
Total	129,389	$113.03	$14,624,324
Fiscal 2020 was the 13th consecutive year that we paid a special dividend. We paid out special dividends of $12.00, $9.00, and $8.00 during the years ended December 31, 2020, 2019, and 2018, respectively. The 2020, 2019, and 2018 special dividends reduced shareholders’ equity by $38.0 million, $30.3 million, and $28.1 million, respectively.
On October 27, 2020, our board of directors approved a special cash dividend of $12.00 per share paid on December 4, 2020, to shareholders of record as of November 25, 2020. This dividend reduced shareholders' equity by approximately $38.0 million.
On October 27, 2020, our board of directors also approved the initiation of a regular quarterly dividend beginning the first of quarter 2021. Subject to approval each quarter by our board of directors and compliance with applicable law, we expect to pay a regular quarterly dividend of $1.00 per share. Going forward, at the end of each year, our board of directors will decide whether to pay an additional special dividend. Although we currently expect to pay the aforementioned dividends, depending on the circumstances and the board of directors’ judgment, we may not pay such dividends as described.
Working Capital
As of December 31, 2020, we had working capital of approximately $168.9 million, compared to $176.7 million as of December 31, 2019. Working capital includes cash, accounts receivable, investments, direct investments in the Diamond Hill International Fund and the Diamond Hill Global Fund (together the "Consolidated Funds”), and other current assets of DHCM, net of accounts payable and accrued expenses, accrued incentive compensation, deferred compensation and other current liabilities of DHCM.
We had no debt and we believe our available working capital is sufficient to cover current expenses and presently anticipated capital expenditures.
Below is a summary of investments as of December 31, 2020 and 2019:

	As of December 31,
	2020	2019
Corporate Investments:
Diamond Hill Core Bond Fund	$47,204,636	$43,691,925
Diamond Hill Research Opportunities Fund(a)	—	16,223,519
Diamond Hill Long-Short Fund(a)	16,945,863	—
Diamond Hill High Yield Fund	—	14,984,548
Diamond Hill Global Fund	11,269,719	11,073,515
Diamond Hill International Fund	10,156,320	8,039,570
Total Corporate Investments	85,576,538	94,013,077
Deferred Compensation Plan Investments in the Funds	33,241,952	30,342,204
Total investments held by DHCM	118,818,490	124,355,281
Redeemable noncontrolling interest in Consolidated Funds	9,582,646	15,081,897
Total investments	$128,401,136	$139,437,178
(a) In October 2020, the Diamond Hill Research Opportunities Fund merged into the Diamond Hill Long-Short Fund.

Cash Flow Analysis
Cash Flows from Operating Activities
Our cash flows from operating activities are calculated by adjusting net income to reflect other significant operating sources and uses of cash, certain significant non-cash items, such as share-based compensation, and timing differences in the cash settlement of operating assets and liabilities. We expect that cash flows provided by operating activities will continue to serve as our primary source of working capital in the near future.
For the year ended December 31, 2020, net cash provided by operating activities totaled $59.8 million. Cash provided by operating activities was primarily driven by net income of $38.2 million, the add back of share-based compensation of $7.7 million, depreciation of $1.0 million, net redemptions of securities held in the underlying investment portfolios of the Consolidated Funds of $3.2 million, and the cash impact of timing differences in the settlement of assets and liabilities of $12.7 million. These cash inflows were partially offset by net gains on investments of $3.0 million. Absent the operating cash flows of the Consolidated Funds, cash flows from operations would have been approximately $57.3 million.
For the year ended December 31, 2019, net cash provided by operating activities totaled $57.0 million. Cash provided by operating activities was primarily driven by net income of $59.8 million, the add back of share-based compensation of $9.1 million, depreciation of $1.2 million, net redemptions of securities held in the underlying investment portfolios of the Consolidated Funds of $6.3 million, and the cash impact of timing differences in the settlement of assets and liabilities of $1.7 million. These cash inflows were partially offset by net gains on investments of $21.1 million. Absent the operating cash flows of the Consolidated Funds, cash flow from operations would have been approximately $53.5 million.
For the year ended December 31, 2018, net cash provided by operating activities totaled $28.1 million. The changes in net cash provided by operating activities were primarily driven by net income of $46.3 million, the add back of share-based compensation of $8.9 million and depreciation of $1.2 million, net losses on investments of $14.3 million, and the cash impact of timing differences in the settlement of assets and liabilities of $9.6 million. These cash inflows were partially offset by the net purchases of trading securities held in the underlying investment portfolio of the Consolidated Funds of $52.2 million. Absent the operating cash flows of the Consolidated Funds, cash flow from operations would have been approximately $79.9 million.
Cash Flows from Investing Activities
Our cash flows from investing activities consist primarily of capital expenditures and purchases and redemptions in our investment portfolio.
Cash flows provided by investing activities totaled $8.4 million for the year ended December 31, 2020. The cash provided was primarily due to proceeds from the redemption of investments totaling $25.7 million. These proceeds were partially offset by corporate investment purchases of $14.9 million and property and equipment purchases (primarily capitalized software) of $2.5 million.
Cash flows provided by investing activities totaled $10.9 million for the year ended December 31, 2019. The cash provided was primarily due to proceeds from the redemption of investments totaling $48.6 million. These proceeds were partially offset by corporate investment purchases of $14.4 million and property and equipment purchases of $0.7 million. The remaining change in reported cash flows from investing activities was attributable to $22.7 million in net cash that was removed from our balance sheet due to the de-consolidation of our investment in an exchange traded fund during the period.
Cash flows used in investing activities totaled $4.3 million for the year ended December 31, 2018. The cash used was primarily due to corporate investment purchases of $6.3 million and property and equipment purchases of $0.8 million. These cash outflows were partially offset by proceeds from the redemptions of investments of $2.9 million.
Cash Flows from Financing Activities
Our cash flows from financing activities consist primarily of the payment of special dividends, the repurchase of our common shares, shares withheld related to employee tax withholding and distributions to, or contributions from, redeemable non-controlling interest holders.
For the year ended December 31, 2020, net cash used in financing activities totaled $62.9 million, consisting of the payment of special dividends of $38.0 million, the repurchase of our common shares of $18.6 million, $1.9 million of shares withheld related to employee tax withholding, and net redemptions from redeemable non-controlling interest holders of $4.3 million.

For the year ended December 31, 2019, net cash used in financing activities totaled $59.1 million, consisting of the payment of special dividends of $30.3 million, the repurchase of our common shares of $38.7 million, and $1.4 million of shares withheld related to employee tax withholding. These financing outflows were partially offset by net subscriptions received from redeemable non-controlling interest holders of $11.3 million.

For the year ended December 31, 2018, net cash used in financing activities totaled $16.0 million, consisting of the payment of special dividends of $28.1 million, the repurchase of our common shares of $7.2 million, and $1.9 million of shares withheld related to employee tax withholding. These financing outflows were partially offset by net subscriptions received from redeemable non-controlling interest holders of $21.2 million.
Supplemental Consolidated Cash Flow Statement
The following table summarizes the condensed cash flows for the years ended December 31, 2020, 2019, and 2018 that are attributable to Diamond Hill and to the Consolidated Funds, and the related eliminations required in preparing the consolidated financial statements.

	Year Ended December 31, 2020
	Cash flow attributable to Diamond Hill Investment Group, Inc.	Cash flow attributable to Consolidated Funds	Eliminations	As reported on the Consolidated Statement of Cash Flows
Cash flows from operating activities:
Net income	$38,660,545	$403,985	$(899,392)	$38,165,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	992,836	—	—	992,836
Share-based compensation	7,739,320	—	—	7,739,320
Net (gains)/losses on investments	(3,500,848)	(403,985)	899,392	(3,005,441)
Net change in securities held by Consolidated Funds	—	3,179,362	—	3,179,362
Other changes in assets and liabilities	13,394,030	(692,760)	—	12,701,270
Net cash provided by operating activities	57,285,883	2,486,602	—	59,772,485
Net cash provided by investing activities	6,587,218	—	1,824,482	8,411,700
Net cash used in financing activities	(58,571,152)	(2,486,602)	(1,824,482)	(62,882,236)
Net change during the period	5,301,949	—	—	5,301,949
Cash and cash equivalents at beginning of year	93,176,253	—	—	93,176,253
Cash and cash equivalents at end of year	$98,478,202	$—	$—	$98,478,202

	Year Ended December 31, 2019
	Cash flow attributable to Diamond Hill Investment Group, Inc.	Cash flow attributable to Consolidated Funds	Eliminations	As reported on the Consolidated Statement of Cash Flows
Cash flows from Operating Activities:
Net Income	$54,959,024	$12,108,850	$(7,313,555)	$59,754,319
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,164,207	—	—	1,164,207
Share-based compensation	9,081,421	—	—	9,081,421
Net (gains)/losses on investments	(16,263,168)	(12,108,850)	7,313,555	(21,058,463)
Net change in securities held by Consolidated Funds	—	6,286,645	—	6,286,645
Other changes in assets and liabilities	4,518,254	(2,780,140)	—	1,738,114
Net cash provided by operating activities	53,459,738	3,506,505	—	56,966,243
Net cash provided by (used in) investing activities	25,702,461	(22,723,853)	7,876,466	10,855,074
Net cash provided by (used in) financing activities	(70,416,005)	19,217,348	(7,876,466)	(59,075,123)
Net change during the period	8,746,194	—	—	8,746,194
Cash and cash equivalents at beginning of year	84,430,059	—	—	84,430,059
Cash and cash equivalents at end of year	$93,176,253	$—	$—	$93,176,253

	Year Ended December 31, 2018
	Cash flow attributable to Diamond Hill Investment Group, Inc.	Cash flow attributable to Consolidated Funds	Eliminations	As reported on the Consolidated Statement of Cash Flows
Cash flows from Operating Activities:
Net Income	$47,375,829	$(2,677,977)	$1,616,536	$46,314,388
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,159,380	—	—	1,159,380
Share-based compensation	8,896,610	—	—	8,896,610
Net (gains)/losses on investments	13,235,941	2,677,977	(1,616,536)	14,297,382
Net change in securities held by Consolidated Funds	—	(52,168,968)	—	(52,168,968)
Other changes in assets and liabilities	9,202,427	429,372	—	9,631,799
Net cash provided by (used in) operating activities	79,870,187	(51,739,596)	—	28,130,591
Net cash provided by (used in) investing activities	(34,792,725)	—	30,531,828	(4,260,897)
Net cash provided by (used in) financing activities	(37,249,511)	51,739,596	(30,531,828)	(16,041,743)
Net change during the period	7,827,951	—	—	7,827,951
Cash and cash equivalents at beginning of year	76,602,108	—	—	76,602,108
Cash and cash equivalents at end of year	$84,430,059	$—	$—	$84,430,059

Selected Quarterly Information
Our unaudited quarterly results of operations for the years ended December 31, 2020 and 2019 are summarized below:

	At or For the Quarter Ended
	2020				2019
(in thousands, except per share and AUM data)	12/31	09/30	06/30	03/31	12/31	09/30	06/30	03/31
Assets under management (in millions)	$26,411	$22,283	$20,645	$17,496	$23,399	$22,203	$21,612	$20,880
Total revenue	35,037	31,176	28,249	31,926	35,908	34,592	33,545	32,579
Compensation and related costs, excluding deferred compensation expense	16,613	13,704	12,558	15,417	16,651	15,715	14,342	13,557
Deferred compensation expense (benefit)	4,588	1,961	3,826	(8,156)	1,925	357	1,283	2,412
Other expenses	5,761	5,541	4,838	4,199	5,368	5,763	5,840	5,476
Total operating expenses	26,962	21,206	21,222	11,460	23,944	21,835	21,465	21,445
Net operating income	8,075	9,970	7,027	20,466	11,964	12,757	12,080	11,134
Investment income (loss), net	12,367	5,053	11,563	(22,398)	6,880	2,822	6,520	14,285
Income (loss) before taxes	20,442	15,023	18,590	(1,932)	18,844	15,579	18,600	25,419
Income tax expense	(4,529)	(3,882)	(4,952)	(595)	(4,321)	(4,062)	(4,442)	(5,863)
Net income (loss)	15,913	11,141	13,638	(2,527)	14,523	11,517	14,158	19,556
Net income attributable to common shareholders	14,364	10,566	12,201	1,530	13,414	11,417	13,195	16,933
Diluted EPS	$4.54	$3.30	$3.79	$0.47	$3.99	$3.35	$3.79	$4.84
Diluted weighted shares outstanding	3,164	3,201	3,221	3,273	3,364	3,412	3,478	3,497

Contractual Obligations
The following table presents a summary of our future obligations under the terms of lease commitments, contractual purchase obligations, and deferred compensation obligations as of December 31, 2020. Other purchase obligations include contractual amounts that will be due for the purchase of services to be used in our operations, such as mutual fund sub-administration, sales data costs, and investment related research software. These obligations may be cancellable at earlier times than those indicated and, under certain circumstances, may involve termination fees. Because these obligations are primarily of a normal recurring nature, we expect to fund them from future cash flows from operations. Deferred compensation obligations include compensation that will be paid out in future years and which will be funded by the related deferred compensation investments currently held on our consolidated balance sheets (see Note 7 to the consolidated financial statements). The information presented does not include operating expenses or capital expenditures that will be committed in the normal course of operations in 2021 and future years:

		Payments Due by Period
	Total	2021	2022	2023	2024	2025	Thereafter
Operating lease obligations	$2,652	$624	$624	$624	$624	$156	$—
Purchase obligations	9,345	4,273	2,521	1,344	595	612	—
Deferred compensation obligations	33,242	3,079	2,787	3,238	3,470	4,108	16,560
Total	$45,239	$7,976	$5,932	$5,206	$4,689	$4,876	$16,560

Use of Supplemental Data as Non-GAAP Performance Measures
As supplemental information, we are providing performance measures that are based on methodologies other than U.S. generally accepted accounting principles (“non-GAAP”). We believe the non-GAAP measures below are useful measures of our core business activities, are important metrics in estimating the value of an asset management business and may enable more appropriate comparison to our peers. These non-GAAP measures should not be a substitute for financial measures calculated in accordance with U.S. generally accepted accounting principles (“GAAP”) and may be calculated differently by other companies. The following schedule reconciles GAAP measures to non-GAAP measures for the years ended December 31, 2020, 2019, and 2018, respectively.

	Year Ended December 31,
(in thousands, except percentages and per share data)	2020	2019	2018
Total revenue	$126,388	$136,624	$145,628

Net operating income, GAAP basis	$45,538	$47,935	$71,256
Non-GAAP adjustments:
Gains (losses) on deferred compensation plan investments, net(1)	2,219	5,977	(2,122)
Net operating income, as adjusted, non-GAAP basis(2)	47,757	53,912	69,134
Non-GAAP adjustments:
Tax provision on net operating income, as adjusted, non-GAAP basis(3)	(12,668)	(13,680)	(19,542)
Net operating income, as adjusted, after tax, non-GAAP basis(4)	$35,089	$40,232	$49,592

Net operating income, as adjusted after tax per diluted share, non-GAAP basis(5)	$10.91	$11.71	$14.11
Diluted weighted average shares outstanding, GAAP basis	3,215	3,437	3,515

Operating profit margin, GAAP basis	36%	35%	49%
Operating profit margin, as adjusted, non-GAAP basis(6)	38%	39%	47%
(1) Gains (losses) on deferred compensation plan investments, net: The gain (loss) on deferred compensation plan investments, which increases (decreases) deferred compensation expense included in operating income, is removed from operating income in the calculation because it is offset by an equal amount in investment income (loss) below net operating income on the income statement, and thus has no impact on net income attributable to us.
(2) Net operating income, as adjusted: This non-GAAP measure represents our net operating income adjusted to exclude the impact on compensation expense of gains and losses on investments in the deferred compensation plan.
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
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements. We do not have any obligation under a guarantee contract, or a retained or contingent interest in assets or similar arrangement that serves as credit, liquidity or market risk support for such assets, or any other obligation, contingent or otherwise, under a contract that would be accounted for as a derivative instrument or arising out of a variable interest.

Critical Accounting Policies and Estimates
Consolidation. We consolidate all subsidiaries and certain investments in which we have a controlling interest. We are generally deemed to have a controlling interest when we own the majority of the voting interest of a voting rights entity (“VRE”) or are deemed to be the primary beneficiary of a variable interest entity (“VIE”). A VIE is an entity that lacks sufficient equity to finance its activities, or any entity whose equity holders do not have defined power to direct the activities of the entity normally associated with an equity investment. Our analysis to determine whether an entity is a VIE or a VRE involves judgment and considers several factors, including an entity’s legal organization, equity structure, the rights of the investment holders, our ownership interest in the entity, and our contractual involvement with the entity. We continually review and reconsider our VIE or VRE conclusions upon the occurrence of certain events, such as changes to our ownership interest, or amendments to contract documents.
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
Revenue Recognition on Performance-Based Advisory Contracts. We have certain investment advisory contracts in which a portion of the fees are based on investment performance achieved in the respective client portfolio in excess of a specified hurdle rate. These fees are calculated based on client investment results over rolling five-year periods. We record performance-based fees at the end of the contract measurement period because the performance-based fees earned are constrained based on movements in the financial markets.
Revenue Recognition when Acting as an Agent vs. Principal. The Funds have selected and contractually engaged certain vendors to fulfill various services to benefit the Funds’ shareholders or to satisfy regulatory requirements of the Funds. These services include, among others, required fund shareholder mailings, registration services, and legal and audit services. DHCM, in fulfilling a portion of its role under the administration agreement with the Funds, acts as agent to pay these obligations of the Funds. Each vendor is independently responsible for fulfillment of the services it has been engaged to provide and negotiates fees and terms with the management and board of trustees of the Funds. The fee that the Funds pay to DHCM is reviewed annually by the Funds’ board of trustees and specifically considers the contractual expenses that DHCM pays on behalf of the Funds. As a result, DHCM is not involved in the delivery or pricing of these services and bears no risk related to these services. Revenue has been recorded net of these Fund expenses, as appropriate for this agency relationship.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk
Our revenues and net income are based primarily on the value of our AUM. Accordingly, declines in financial market values directly and negatively impact our investment advisory revenues and net income.
We invest in the Funds, which are market risk sensitive financial instruments. These investments have inherent market risk in the form of price risk; that is, the potential future loss of value that would result from a decline in their fair value. Market prices fluctuate, and the amount realized upon subsequent sale may differ significantly from the reported market value.
During the first quarter of 2020, the impact of the COVID-19 pandemic spread rapidly on a global basis and caused increasing disruption to populations, economic activity, and the global financial markets. While markets recovered sharply in the second, third, and fourth quarters of 2020, the impact and ongoing uncertainty related to the COVID-19 pandemic continued through the end of 2020.
The table below summarizes our market risks as of December 31, 2020, and shows the effects of a hypothetical 10% increase and decrease in investments.

	Fair Value as of December 31, 2020	Fair Value Assuming a Hypothetical 10% Increase	Fair Value Assuming a Hypothetical 10% Decrease
Equity investments	$75,115,159	$82,626,675	$67,603,643
Fixed Income investments	53,285,977	58,614,575	47,957,379
Total	$128,401,136	$141,241,250	$115,561,022

ITEM 8.	Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Diamond Hill Investment Group, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Diamond Hill Investment Group, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, shareholders’ equity and redeemable noncontrolling interest, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of the assets under management data used in the calculation of sub-advisory and separately managed account investment advisory fee revenue
As discussed in Note 2 to the consolidated financial statements, the Company recognizes revenue for its sub-advisory and separately managed account investment advisory agreements based on a percentage of its assets under management (AUM). The Company recognized $31.0 million in investment advisory fees related to sub-advised funds and separately managed accounts during the year ended December 31, 2020. AUM is an input to the calculation of investment advisory fee revenue. Specifically, as it pertains to these accounts, the inputs to the AUM calculation and the calculated AUM value are transmitted through multiple information technology (IT) systems used in the calculation of investment advisory fee revenue.

We identified the evaluation of the AUM data used in the calculation of sub-advisory and separately managed account investment advisory fee revenue as a critical audit matter. There is a high degree of auditor judgment required to perform procedures to address the Company’s use of multiple IT systems to maintain the AUM data. Such procedures require specialized skills to test the AUM data as it is processed through multiple IT systems.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls related to the inputs to the AUM calculation, as well as controls over the reconciliation of AUM between IT systems. We involved IT professionals with specialized skills and knowledge, who assisted in the testing of application and related general IT controls relevant to the IT systems used to maintain AUM data. We compared AUM used in the calculation of investment advisory fees to the source IT systems for a selection of accounts.
/s/ KPMG LLP
We have served as the Company’s auditor since 2012.

Columbus, Ohio
February 25, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Diamond Hill Investment Group, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Diamond Hill Investment Group, Inc.’s and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, shareholders’ equity and redeemable noncontrolling interest, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2021 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ KPMG LLP
Columbus, Ohio
February 25, 2021

Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$98,478,202	$93,176,253
Investments	128,401,136	139,437,178
Accounts receivable	17,805,864	17,223,362
Prepaid expenses	2,977,759	2,857,468
Income taxes receivable	256,538	3,849,099
Property and equipment, net of depreciation	6,740,396	5,733,737
Deferred taxes	8,437,446	10,386,853
Total assets	$263,097,341	$272,663,950
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$8,002,303	$8,671,731
Accrued incentive compensation	28,400,000	26,615,510
Deferred compensation	33,241,952	30,342,204
Total liabilities	69,644,255	65,629,445
Redeemable noncontrolling interest	9,372,333	14,178,824
Permanent Shareholders’ Equity
Common stock, no par value 7,000,000 shares authorized; 3,168,823 issued and outstanding at December 31, 2020 (inclusive of 183,718 unvested shares); 3,294,672 issued and outstanding at December 31, 2019 (inclusive of 227,844 unvested shares)	80,810,946	95,853,477
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred equity compensation	(14,748,118)	(20,331,890)
Retained Earnings	118,017,925	117,334,094
Total permanent shareholders’ equity	184,080,753	192,855,681
Total liabilities and shareholders’ equity	$263,097,341	$272,663,950

Book value per share	$58.09	$58.54
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income

	Year Ended December 31,
	2020	2019	2018
REVENUES:
Investment advisory	$119,125,230	$128,009,409	$135,317,805
Mutual fund administration, net	7,262,488	8,614,971	10,309,943
Total revenue	126,387,718	136,624,380	145,627,748
OPERATING EXPENSES:
Compensation and related costs, excluding deferred compensation expense	58,291,670	60,264,117	55,975,361
Deferred compensation expense (benefit)	2,218,898	5,976,938	(2,121,691)
General and administrative	11,002,572	13,277,843	11,648,925
Sales and marketing	5,999,846	5,867,297	5,242,848
Mutual fund administration	3,336,575	3,302,767	3,625,898
Total operating expenses	80,849,561	88,688,962	74,371,341
NET OPERATING INCOME	45,538,157	47,935,418	71,256,407
Investment income (loss), net	6,584,849	30,507,375	(6,272,678)
INCOME BEFORE TAXES	52,123,006	78,442,793	64,983,729
Income tax expense	(13,957,868)	(18,688,474)	(18,669,341)
NET INCOME	38,165,138	59,754,319	46,314,388
Net loss (income) attributable to redeemable noncontrolling interest	495,407	(4,795,295)	1,061,441
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$38,660,545	$54,959,024	$47,375,829
Earnings per share attributable to common shareholders
Basic	$12.03	$15.99	$13.49
Diluted	$12.03	$15.99	$13.48
Weighted average shares outstanding
Basic	3,214,564	3,436,574	3,512,470
Diluted	3,214,564	3,436,641	3,514,528
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest

	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at January 1, 2018	3,470,428	$118,209,111	$(19,134,963)	$73,369,672	$172,443,820	$20,076,806
Issuance of restricted stock grants	73,025	13,654,592	(13,654,592)	—	—	—
Amortization of restricted stock grants	—	—	6,664,875	—	6,664,875	—
Common stock issued as incentive compensation	20,153	4,109,197	—	—	4,109,197	—
Issuance of common stock related to 401k plan match	11,967	2,231,735	—	—	2,231,735	—
Shares withheld related to employee tax withholding	(9,918)	(1,925,700)	—	—	(1,925,700)	—
Repurchases of common stock	(45,470)	(7,229,249)	—	—	(7,229,249)	—
Forfeiture of restricted stock grants	(20,900)	(4,116,626)	4,116,626	—	—	—
Cash dividend paid of $8.00 per share	—	—	—	(28,094,564)	(28,094,564)	—
Net income	—	—	—	47,375,829	47,375,829	(1,061,441)
Net subscriptions of consolidated funds	—	—	—	—	—	27,219,682
New consolidations of Company sponsored investments	—	—	—	—	—	16,444,640
Balance at December 31, 2018	3,499,285	$124,933,060	$(22,008,054)	$92,650,937	$195,575,943	$62,679,687
Issuance of restricted stock grants	53,969	7,471,799	(7,471,799)	—	—	—
Amortization of restricted stock grants	—	—	6,584,485	—	6,584,485	—
Common stock issued as incentive compensation	24,048	3,655,296	—	—	3,655,296	—
Issuance of common stock related to 401k plan match	17,651	2,496,936	—	—	2,496,936	—
Shares withheld related to employee tax withholding	(9,928)	(1,390,482)	—	—	(1,390,482)	—
Forfeiture of restricted stock grants	(14,200)	(2,563,478)	2,563,478	—	—	—
Repurchases of common stock	(276,153)	(38,749,654)	—	—	(38,749,654)	—
Cash dividend paid of $9.00 per share	—	—	—	(30,275,867)	(30,275,867)	—
Net income	—	—	—	54,959,024	54,959,024	4,795,295
Net subscriptions of consolidated funds	—	—	—	—	—	8,095,940
Net deconsolidations of Company sponsored investments	—	—	—	—	—	(61,392,098)
Balance at December 31, 2019	3,294,672	$95,853,477	$(20,331,890)	$117,334,094	$192,855,681	$14,178,824
Issuance of restricted stock grants	22,099	2,548,440	(2,548,440)	—	—	—
Amortization of restricted stock grants	—	—	5,227,574	—	5,227,574	—
Common stock issued as incentive compensation	23,640	3,396,359	—	—	3,396,359	—
Issuance of common stock related to 401k plan match	20,976	2,511,746	—	—	2,511,746	—
Shares withheld related to employee tax withholding	(19,189)	(1,947,456)	—	—	(1,947,456)	—
Forfeiture of restricted stock grants	(15,625)	(2,904,638)	2,904,638	—	—	—
Repurchases of common stock	(157,750)	(18,646,982)	—	—	(18,646,982)	—
Cash dividend paid of $12.00 per share	—	—	—	(37,976,714)	(37,976,714)	—
Net income	—	—	—	38,660,545	38,660,545	(495,407)
Net redemptions of consolidated funds	—	—	—	—	—	(4,311,084)
Balance at December 31, 2020	3,168,823	$80,810,946	$(14,748,118)	$118,017,925	$184,080,753	$9,372,333
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$38,165,138	$59,754,319	$46,314,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	992,836	1,164,207	1,159,380
Share-based compensation	7,739,320	9,081,421	8,896,610
Increase in accounts receivable	(582,502)	(5,021,516)	(1,014,839)
Change in current income taxes	3,592,561	(6,617,780)	6,883,643
Change in deferred income taxes	1,949,407	1,079,247	(5,622,396)
Net (gain) loss on investments	(3,005,441)	(21,058,463)	14,297,382
Net change in securities held by Consolidated Funds	3,179,362	6,286,645	(52,168,968)
Increase in accrued incentive compensation	5,180,849	3,516,639	5,366,864
Increase in deferred compensation	2,899,748	7,954,330	1,907,084
Other changes in assets and liabilities	(338,793)	827,194	2,111,443
Net cash provided by operating activities	59,772,485	56,966,243	28,130,591
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,450,421)	(707,790)	(781,951)
Purchase of Company sponsored investments	(14,852,892)	(14,351,062)	(6,332,090)
Proceeds from sale of Company sponsored investments	25,715,013	48,637,779	2,853,144
Net cash on deconsolidation of Company sponsored investments	—	(22,723,853)	—
Net cash provided by (used in) investing activities	8,411,700	10,855,074	(4,260,897)
CASH FLOWS FROM FINANCING ACTIVITIES:
Value of shares withheld related to employee tax withholding	(1,947,456)	(1,390,482)	(1,925,700)
Payment of dividends	(37,976,714)	(30,275,867)	(28,094,564)
Net subscriptions (redemptions) received from redeemable noncontrolling interest holders	(4,311,084)	11,340,880	21,207,770
Repurchase of common stock	(18,646,982)	(38,749,654)	(7,229,249)
Net cash used in financing activities	(62,882,236)	(59,075,123)	(16,041,743)
CASH AND CASH EQUIVALENTS
Net change during the year	5,301,949	8,746,194	7,827,951
At beginning of year	93,176,253	84,430,059	76,602,108
At end of year	$98,478,202	$93,176,253	$84,430,059
Supplemental cash flow information:
Income taxes paid	$8,415,900	$24,227,006	$17,408,094
Supplemental disclosure of non-cash transactions:
Common stock issued as incentive compensation	3,396,359	3,655,296	4,109,197
Charitable donation of corporate investments	—	—	1,989,803
Net (redemptions) subscriptions of ETF Shares for marketable securities	—	(3,244,940)	6,282,621
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
Note 2 Significant Accounting Policies
Basis of Presentation
The accompanying Consolidated Financial Statements of the Company have been prepared pursuant to the rules and regulations of the SEC and in accordance with the instructions to Form 10-K. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading.
These Consolidated Financial Statements reflect, in the opinion of the Company, all material adjustments (which include only normal recurring adjustments) necessary to fairly present the Company’s financial position as of December 31, 2020 and 2019, and results of operations for the years ended December 31, 2020, 2019 and 2018.
For further information regarding the risks to our business, refer to the consolidated financial statements and notes thereto included in “Part I – Item 1A. – Risk Factors” of this Annual Report on Form 10-K.
Use of Estimates
The preparation of the Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expense during the reporting period. Estimates have been prepared based on the most current and best available information, but actual results could differ materially from those estimates.
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
The Company holds certain investments in the Funds, and previously held an investment in an exchange traded fund (the “ETF”), for general corporate investment purposes, to provide seed capital for newly formed strategies or to add capital to existing strategies. The Funds are organized in a series fund structure in which there are multiple mutual funds within one Trust. The Trust is an open-end investment company registered under the 1940 Act. The ETF was an individual series of ETF Series Solutions, which was also an open-end investment company registered under the 1940 Act. The ETF liquidated and its assets were distributed to its shareholders on April 5, 2019. Each of the individual mutual funds represents (and the ETF represented) a separate share class of a legal entity organized under the Trust.

The Company performs its consolidation analysis at the individual mutual fund and ETF level and has concluded the mutual funds are, and the ETF was, VREs because the structure of the investment product is such that the shareholders are deemed to have the power through voting rights to direct the activities that most significantly impact the entity's economic performance. To the extent material, these investment products are consolidated if Company ownership, directly or indirectly, represents a majority interest (greater than 50%). The Company records redeemable noncontrolling interests in consolidated investments for which the Company's ownership is less than 100%. The Company has consolidated the Diamond Hill International Fund and the Diamond Hill Global Fund (together, the "Consolidated Funds") as of December 31, 2020. The Company deconsolidated the ETF, the Diamond Hill Core Bond Fund and the Diamond Hill High Yield Fund during the year ended December 31, 2019 as the Company's ownership declined to less than 50%.
Redeemable Noncontrolling Interest
Redeemable noncontrolling interest represents third-party interests in the Consolidated Funds. This interest is redeemable at the option of the investors and therefore is not treated as permanent equity. Redeemable noncontrolling interest is recorded at redemption value, which approximates the fair value each reporting period.
Segment Information
Management has determined that the Company operates in one business segment, which is providing investment management and administration services to mutual funds and separately managed accounts. Therefore, the Company does not present disclosures relating to operating segments in annual or interim financial statements.
Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and money market mutual funds held by DHCM.
Accounts Receivable
The Company records accounts receivable when they are due and presents them on the balance sheet net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of the individual or entity that owes the receivable. No allowance for doubtful accounts was deemed necessary at either December 31, 2020 or 2019. Accounts receivable from the Funds were $10.5 million and $10.7 million as of December 31, 2020 and 2019, respectively.
Investments
The Company’s management determines the appropriate classification of its investments at the time of purchase and re-evaluates its determination at each reporting period.
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
Property and Equipment
Property and equipment, consisting of leasehold improvements, computer equipment, capitalized software, furniture, and fixtures, are carried at cost less accumulated depreciation. Accumulated depreciation was $7.4 million and $6.4 million as of December 31, 2020 and 2019, respectively. Depreciation is calculated using the straight-line method over the estimated lives of the assets.

Revenue Recognition – General
The Company recognizes revenue when it satisfies performance obligations under the terms of a contract with a client. The Company earns substantially all of its revenue from investment advisory and fund administration contracts. Investment advisory and administration fees, generally calculated as a percentage of AUM, are recorded as revenue as services are performed. In addition to fixed fees based on a percentage of AUM, certain client accounts also provide periodic performance-based fees.
Revenue earned for the years ended December 31, 2020, 2019 and 2018 under contracts with clients include:

	Year Ended December 31, 2020
	Investment advisory	Mutual fund administration, net	Total revenue
Proprietary funds	$88,103,499	$7,262,488	$95,365,987
Sub-advised funds and separately managed accounts	31,021,731	—	31,021,731
	$119,125,230	$7,262,488	$126,387,718

	Year Ended December 31, 2019
	Investment advisory	Mutual fund administration, net	Total revenue
Proprietary funds	$97,327,310	$8,614,971	$105,942,281
Sub-advised funds and separately managed accounts	30,682,099	—	30,682,099
	$128,009,409	$8,614,971	$136,624,380

	Year Ended December 31, 2018
	Investment advisory	Mutual fund administration, net	Total revenue
Proprietary funds	$105,228,977	$10,309,943	$115,538,920
Sub-advised funds and separately managed accounts	30,088,828	—	30,088,828
	$135,317,805	$10,309,943	$145,627,748
Revenue Recognition – Investment Advisory Fees
The Company’s investment advisory contracts have a single performance obligation (the investment advisory services provided to the client) as the promised services are not separately identifiable from other promises in the contracts, and therefore, are not distinct. All performance obligations to provide advisory services are satisfied over time, and the Company recognizes revenue as time passes.
The fees the Company receives for its services under its investment advisory contracts are based on our AUM, which changes based on the value of securities held under each advisory contract. These fees are thereby constrained and represent variable consideration, and they are excluded from revenue until the AUM on which the Company’s client is billed is no longer subject to market fluctuations.
The Company also provides services to model delivery programs in which the Company provides its strategy model portfolio to the sponsor of the model delivery. The Company is paid a portion of the model delivery fee for its services by the program sponsor at a pre-determined rate based on assets in the program. Model delivery program revenues were $2.7 million, $2.0 million and $1.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. Model delivery program revenue is included in investment advisory fees in the consolidated statements of income.

Revenue Recognition – Performance-Based Fees
The Company manages certain client accounts that provide for performance-based fees. These fees are calculated based on client investment results over rolling five-year periods. The Company records performance-based fees at the end of the contract measurement period because the performance-based fees earned are constrained based on movements in the financial markets. During the years ended December 31, 2020, 2019, and 2018, the Company recorded $0.5 million, $1.3 million, and $1.4 million, respectively, in performance-based fees. The table below shows AUM subject to performance-based fees and the amount of performance-based fees that would be recognized based upon investment results as of December 31, 2020:

	As of December 31, 2020
	AUM subject to performance-based fees	Unearned performance-based fees
Contractual Period Ending:
Quarter Ending September 30, 2021	$339,721,553	$9,228,080
Quarter Ending December 31, 2021	60,887,198	—
Total	$400,608,751	$9,228,080
The contractual end dates highlight the time remaining until the performance-based fees are scheduled to be earned. The amount of performance-based fees that would be recognized based upon investments results as of December 31, 2020, will increase or decrease based on future client investment results through the contractual period end. The Company cannot assure that it will earn the unearned amounts set forth above.
Revenue Recognition – Mutual Fund Administration
DHCM has an administrative and transfer agency services agreement with the Funds under which DHCM performs certain services for each Fund. These services include performance obligations such as mutual fund administration, fund accounting, transfer agency, and other related functions. These services are performed concurrently under DHCM's agreement with the Funds, all performance obligations to provide these administrative services are satisfied over time, and the Company recognizes the related revenue as time progresses. Each Fund pays DHCM a fee for performing these services, which is calculated using an annual rate times the average daily net assets of each respective Fund share class. These fees are thereby constrained and represent variable consideration, and they are excluded from revenue until the AUM on which DHCM bills the Funds is no longer subject to market fluctuations.
The Funds have selected and contractually engaged certain vendors to fulfill various services to benefit the Funds’ shareholders or to satisfy regulatory requirements of the Funds. These services include, among others, required shareholder mailings, federal, and state registrations, and legal and audit services. DHCM, in fulfilling a portion of its role under the administration agreement with the Funds, acts as agent and pays for these services on behalf of the Funds. Each vendor is independently responsible for fulfillment of the services it has been engaged to provide and negotiates its fees and terms directly with the management and board of trustees of the Funds. Each year, the Funds' board of trustees reviews the fee that each Fund pays to DHCM, and specifically considers the contractual expenses that DHCM pays on behalf of the Funds. As a result, DHCM is not involved in the delivery or pricing of these services, and bears no risk related to these services. Revenue has been recorded net of these Fund-related expenses. In addition, DHCM advances the upfront commissions that are paid to brokers who sell Class C shares of the Funds. These advances are capitalized and amortized over 12 months to correspond with the repayments DHCM receives from the principal underwriter to recoup this commission advancement.
Mutual fund administration gross and net revenue are summarized below:

	Year Ended December 31,
	2020	2019	2018
Mutual fund administration:
Administration revenue, gross	$22,296,535	$22,569,946	$24,463,538
Fund related expense	(15,048,850)	(13,989,139)	(14,183,370)
Revenue, net of related expenses	7,247,685	8,580,807	10,280,168
DHCM C-Share financing:
Broker commission advance repayments	245,594	240,459	332,680
Broker commission amortization	(230,791)	(206,295)	(302,905)
Financing activity, net	14,803	34,164	29,775
Mutual fund administration revenue, net	$7,262,488	$8,614,971	$10,309,943

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
Earnings Per Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period, which includes unvested restricted shares. Diluted EPS reflects the dilutive effect of outstanding and unvested restricted stock units, if any. See Note 10.
Recently Adopted Accounting Guidance
In August 2018, FASB issued Accounting Standards Update ("ASU") No. 2018-13, “Fair Value Measurements.” This update makes certain revisions to existing disclosure requirements for fair value measurement. ASU No. 2018-13 does not change fair value measurements already required or permitted by existing standards. ASU No. 2018-13 is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted this guidance on January 1, 2020, without any impact on the Company’s consolidated financial statements.
In August 2018, FASB issued ASU No. 2018-15 “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” This update required implementation costs incurred in cloud computing arrangements to be deferred and recognized over the term of the hosting arrangement. A hosting arrangement is an agreement that allows customers to access and use software on an as-needed basis without having possession of the software. Beginning on January 1, 2020, the Company was required to defer such qualifying implementation costs. As of December 31, 2020, the Company capitalized an immaterial amount of implementation costs incurred in a cloud computing arrangement. The Company adopted this guidance on January 1, 2020 using the prospective method of adoption. Accordingly, the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
Note 3 Investments
The following table summarizes the carrying value of the Company's investments as of December 31, 2020 and 2019:

	As of December 31,
	2020	2019
Fair value investments:
Securities held in Consolidated Funds(a)	$33,233,307	$36,248,360
Company-sponsored investments	95,167,829	42,039,044
Company-sponsored equity method investments	—	61,149,774
Total Investments	$128,401,136	$139,437,178

(a) Of the securities held in the Consolidated Funds as of December 31, 2020, the Company directly held $23.6 million and non-controlling shareholders held $9.6 million. Of the securities held in the Consolidated Funds as of December 31, 2019, the Company directly held $21.1 million and non-controlling shareholders held $15.1 million.

As of December 31, 2020, securities held by the Company in the Consolidated Funds consisted of the Diamond Hill Global Fund and the Diamond Hill International Fund as our ownership percentage in these investments was greater than 50%.
As of December 31, 2019, securities held in the Consolidated Funds consisted of the Diamond Hill Global Fund and the Diamond Hill International Fund as our ownership percentage in these investments was greater than 50%. During the year ended December 31, 2019, the Company began consolidating the Diamond Hill International Fund as ownership increased above 50% and de-consolidated the ETF, the Diamond Hill Core Bond Fund and the Diamond Hill High Yield Fund as our ownership in each declined to less than 50%.

The components of net investment income (loss) are as follows:

	For the Year Ended December 31,
	2020	2019	2018
Realized gains (losses)	$(1,488,059)	$9,056,152	$2,143,695
Unrealized gains (losses)	5,348,243	15,086,747	(16,067,048)
Dividend income	2,824,542	5,350,146	2,814,026
Interest income	—	987,240	4,857,261
Other investment income (loss)	(99,877)	27,090	(20,612)
Investment income (loss), net	$6,584,849	$30,507,375	$(6,272,678)
Company-Sponsored Equity Method Investments
As of December 31, 2020, the Company had no equity method investments. During 2020, there were periods of time when the Company’s ownership in the Diamond Hill Research Opportunities Fund1 and the Diamond Hill Core Bond Fund was between 20% and 50%, respectively, and thus, a portion of these Funds’ income is included in the table below for the year ended December 31, 2020.
As of December 31, 2019, the Company’s equity method investments consisted of the Diamond Hill Research Opportunities Fund and the Diamond Hill Core Bond Fund, and the Company’s ownership percentage in each of these investments was 23% and 36%, respectively. During 2019, there were periods of time where the Company’s ownership in the Diamond Hill High Yield Fund was between 20% and 50%, respectively, and thus, a portion of that Fund’s income is included in the table below for the year ended December 31, 2019. During 2019, there were periods of time where the Company’s ownership in the Diamond Hill Core Bond Fund was greater than 50%, and thus, a portion of that Fund’s income is excluded from the table below for the year ended December 31, 2019.
For the year ended December 31, 2018, the Company’s equity method investments consisted of the Diamond Hill Research Opportunities Fund, and the Company’s ownership percentage in this investment was 28% as of December 31, 2018, and thus, that Fund’s income is included in the table below.
The Company’s equity method investments consist of cash, marketable equity securities, and fixed income securities. The following table includes the condensed summary financial information from the Company’s equity method investments as of December 31, 2020 and 2019, and for the years ended December 31, 2020, 2019, and 2018:
1 In October 2020, the Diamond Hill Research Opportunities Fund merged into the Diamond Hill Long-Short Fund.

		As of December 31,
		2020	2019
Total assets		$—	$237,073,628
Total liabilities		—	38,453,935
Net assets		—	198,619,693
DHCM’s portion of net assets		$—	$61,149,774

	For the Year Ended December 31,
	2020	2019	2018
Investment income	$4,246,021	$5,346,588	$1,154,007
Expenses	1,114,278	1,551,291	978,322
Net realized gains (losses)	(1,577,639)	6,390,727	1,918,661
Net change in unrealized appreciation (depreciation)	2,289,667	14,805,837	(10,229,319)
Net income (loss)	3,843,771	24,991,861	(8,134,973)
DHCM’s portion of net income (loss)	$1,807,279	$8,301,571	$(2,400,467)

Note 4 Fair Value Measurements
The Company determines the fair value of our cash equivalents and certain investments using the following broad levels listed below:
Level 1 - Unadjusted quoted prices for identical instruments in active markets.
Level 2 - Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-driven valuations in which all significant inputs are observable.
Level 3 - Valuations derived from techniques in which significant inputs are unobservable. We do not value any investments using Level 3 inputs.
These levels are not necessarily an indication of the risk or liquidity associated with investments.
The following table summarizes investments that are recognized in our consolidated balance sheet using fair value measurements (excludes investments classified as equity method investments) determined based upon the differing levels as of December 31, 2020 and 2019:

December 31, 2020	Level 1	Level 2	Level 3	Total
Cash equivalents	$94,698,816	$—	$—	$94,698,816
Fair value investments
Securities held in Consolidated Funds(a)	17,641,668	15,591,639	—	33,233,307
Company-sponsored investments	95,167,829	—	—	95,167,829

December 31, 2019
Cash equivalents	90,144,943	—	—	90,144,943
Fair value investments
Securities held in Consolidated Funds(a)	19,238,197	17,010,163	—	36,248,360
Company-sponsored investments	$42,039,044	$—	$—	$42,039,044
(a) Of the securities held in the Consolidated Funds as of December 31, 2020, the Company directly held $23.6 million and non-controlling shareholders held $9.6 million. Of the securities held in the Consolidated Funds as of December 31, 2019, the Company directly held $21.1 million and non-controlling shareholders held $15.1 million.
The Company determines transfers between fair value hierarchy levels at the end of the reporting period. There were no transfers in or out of the levels during any of the years ended December 31, 2020, 2019, and 2018.

Changes to fair values of the investments are recorded in the Company’s consolidated statements of income as investment income (loss), net.
Note 5 Line of Credit
The Company has a committed Line of Credit Agreement (the "Credit Agreement") with a commercial bank that matures on December 24, 2021, which permits the Company to borrow up to $25.0 million. Borrowings under the Credit Agreement bear interest at a rate equal to LIBOR plus 1.00%. The Company pays a commitment fee on the unused portion of the facility, accruing at a rate per annum of 0.10%.
The Company did not borrow under the Credit Agreement as of and for the period ended December 31, 2020.
The proceeds of the Credit Agreement may be used by the Company and its subsidiaries for ongoing working capital needs, to seed new and existing investment strategies, and for other general corporate purposes. The Credit Agreement contains customary representations, warranties, and covenants.
Note 6 Capital Stock
Common Shares
The Company has only one class of securities outstanding, common shares, no par value per share.
Authorization of Preferred Shares
The Company’s Amended and Restated Articles of Incorporation authorize the issuance of 1,000,000 “blank check” preferred shares with such designations, rights, and preferences as may be determined from time to time by the Company’s board of directors. The Company’s board of directors is authorized, without shareholder approval, to issue preferred shares with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting or other rights of the holders of the common shares. There were no preferred shares issued or outstanding as of December 31, 2020 or 2019.
Note 7 Compensation Plans
Equity Incentive Plan
The Company’s equity and incentive plan (the “Plan”) is intended to facilitate the Company’s ability to attract and retain staff, provide additional incentive to employees and directors, and promote the success of the Company’s business. The Plan authorizes the issuance of 600,000 common shares of the Company in various forms of equity awards. The Plan also authorizes cash incentive awards. As of December 31, 2020, there were 222,657 common shares available for awards under the Plan. The Plan provides that the Company’s board of directors, or a committee appointed by the Board, may grant awards and otherwise administer the Plan.
Share-Based Payment Transactions
The Company has issued restricted stock awards under the Plan. Restricted stock awards issued under the Plan, which vest over time, are recorded as deferred compensation in the equity section of the balance sheet on the grant date and then recognized as compensation expense based on the grant date price over the vesting period of the respective grant. Restricted stock grants issued under the Plan are recorded as compensation expense based on the grant date price. The following table represents a roll-forward of outstanding restricted stock and related activity during the year ended December 31, 2020:

	Shares	Weighted-Average Grant Date Price per Share
Outstanding Restricted Stock as of December 31, 2019	227,844	$175.49
Grants issued	22,099	115.32
Grants vested	(50,600)	160.79
Grants forfeited	(15,625)	185.90
Outstanding Restricted Stock as of December 31, 2020	183,718	$173.80
The weighted-average grant date price per share of Restricted Stock issued during the years ended December 31, 2019 and 2018 was $146.59 and $195.00, respectively. The total fair value of Restricted Stock vested, as of their respective vesting dates, during the years ended December 31, 2020, 2019, and 2018 was $5.2 million, $3.3 million, and $5.8 million, respectively.
Total deferred equity compensation related to unvested Restricted Stock grants was $14.7 million as of December 31, 2020. Compensation expense related to restricted stock is calculated based upon the fair market value of the common shares on the applicable grant date. The Company’s policy is to adjust compensation expense for forfeitures as they occur. The recognition of compensation expense related to deferred compensation over the remaining vesting periods is as follows:

2021	2022	2023	2024	2025	Thereafter	Total
$5,332,145	$4,375,573	$2,406,727	$1,308,272	$535,508	$789,893	$14,748,118
Stock Grant Transactions
The following table represents shares issued as part of the Company’s incentive compensation program during the years ended December 31, 2020, 2019, and 2018:

	Shares Issued	Grant Date Value
December 31, 2020	23,640	$3,396,359
December 31, 2019	24,048	3,655,296
December 31, 2018	20,153	$4,109,197
401(k) Plan
The Company sponsors a 401(k) plan in which all employees are eligible to participate. Employees may contribute a portion of their compensation subject to certain limits based on federal tax laws. Effective April 1, 2018, the Company increased its matching contributions of common shares of the Company with a value equal to 250 percent of the first six percent of an employee’s compensation contributed to the plan. Prior to April 1, 2018, the Company made matching contributions of common shares of the Company with a value equal to 200 percent of the first six percent of an employee’s compensation contribution to the plan. Employees become fully vested in the matching contributions after six plan years of employment. The following table summarizes the Company’s expenses attributable to the 401(k) plan during the years ended December 31, 2020, 2019 and 2018:

	Shares Issued	Company Contribution
December 31, 2020	20,976	$2,511,746
December 31, 2019	17,651	2,496,936
December 31, 2018	11,967	$2,231,735
Deferred Compensation Plans
The Company offers two deferred compensation plans: the Diamond Hill Fixed Term Deferred Compensation Plan and the Diamond Hill Variable Term Deferred Compensation Plan (together, the “Deferred Comp Plans”). Under the Deferred Comp Plans, participants may elect to voluntarily defer, for a minimum of five years, certain incentive compensation, which the Company then contributes into the Deferred Comp Plans. Each participant is responsible for designating investment options for assets they contribute, and the distribution paid to each participant reflects any gains or losses on the assets realized in connection with the Plans. Assets held in the Deferred Comp Plans are included in the Company’s investment portfolio, and the associated obligation to participants is included in deferred compensation liability. The gain (loss) on investments in the Deferred Comp Plans are recorded as deferred compensation expense (benefit) and are included in operating income. Deferred compensation expense is offset by an equal amount in investment income below net operating income on the consolidated statements of income statement, and thus has no impact on net income attributable to the Company. Deferred compensation liability was $33.2 million and $30.3 million as of December 31, 2020 and 2019, respectively.
Note 8 Operating Leases
The Company currently leases office space of approximately 37,829 square feet at one location.
As of December 31, 2020 and December 31, 2019, the carrying value of the right-of-use asset, which is included in property and equipment, net of depreciation on the consolidated balance sheets, was approximately $2.1 million and $2.5 million, respectively. As of December 31, 2020 and December 31, 2019, the carrying value of the lease liability, which is included in accounts payable and accrued expenses on the consolidated balance sheets, was approximately $2.5 million and $3.1 million, respectively.
The following table summarizes the total lease and the related operating expenses for the years ended December 31, 2020, 2019 and 2018:

For the year ended December 31,
2020	2019	2018
$947,398	$971,203	$970,143
Lease expense and the related operating expenses are recorded in general and administrative expenses on the consolidated statements of income.
The approximate future minimum lease payments under the operating lease are as follows:

	Future Minimum Lease Payments by Year
Total	2021	2022	2023	2024	2025	Thereafter
$2,652,760	$624,179	$624,179	$624,179	$624,179	$156,044	$—
In addition to the above lease payments, the Company is also responsible for normal operating expenses of the property. These annual operating expenses were approximately $0.4 million in each of 2020, 2019, and 2018.

Note 9 Income Taxes
The provision for income taxes consists of:

	As of December 31,
	2020	2019	2018
Current federal income tax provision	$9,633,927	$13,952,230	$15,731,258
Current state and local income tax provision	2,374,534	3,656,997	8,560,479
Deferred income tax expense (benefit)	1,949,407	1,079,247	(5,622,396)
Provision for income taxes	$13,957,868	$18,688,474	$18,669,341
A reconciliation of income tax expense at the statutory federal rate to the Company’s income tax expense is as follows:

	2020	2019	2018
Income tax computed at statutory rate	$10,945,831	$16,472,987	$13,646,583
Expense (benefit) attributable to redeemable noncontrolling interests(a)	104,035	(1,007,012)	222,624
State and local income taxes, net of federal benefit	1,875,882	2,835,215	2,993,730
Internal revenue code section 162 limitations	632,705	625,009	400,060
Change in uncertain state and local tax positions, net of federal benefit	—	(47,197)	2,982,337
Revaluation adjustment of net deferred tax assets(b)	—	—	(917,288)
Excess tax deficit (benefit) on vesting of restricted stock	612,930	(70,878)	(667,697)
Income tax benefit from dividends paid on restricted stock	(455,283)	(431,192)	(340,200)
Interest and penalties	1,460	101,010	786,711
Other	240,308	210,532	(437,519)
Income tax expense	$13,957,868	$18,688,474	$18,669,341
(a) The provision for income taxes includes expense (benefit) attributable to the fact that the Company’s operations include the Consolidated Funds, which are not subject to federal income taxes. Accordingly, a portion of the Company’s earnings are not subject to corporate tax levels.
(b) The provision for income taxes for 2018 includes the remeasurement of our net deferred tax assets of $0.9 million due to additional state and local tax that the Company expects to pay in future tax periods.
Deferred income taxes and benefits arise from temporary differences between taxable income for financial statement and income tax return purposes. Net deferred tax assets consisted of the following as of December 31, 2020 and 2019:

	2020	2019
Stock-based compensation	$3,500,026	$4,571,430
Accrued compensation	9,026,113	8,496,929
Unrealized gains	(3,145,177)	(2,150,699)
Property and equipment	(963,610)	(553,265)
Other assets and liabilities	20,094	22,458
Net deferred tax assets	$8,437,446	$10,386,853
The net temporary differences incurred to date will reverse in future periods as the Company generates taxable earnings. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets recorded. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2020, no valuation allowance was deemed necessary.
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

The Company and its subsidiaries file income tax returns with the Internal Revenue Service and the taxing authorities of various states.  Generally, the Company is subject to federal, state, and local examinations by tax authorities for the tax years ended December 31, 2016 through 2020.  During 2020, the Company closed an examination by the California Franchise Tax Board for the Company’s 2015 and 2016 tax years. During 2019, the Company closed an examination with the New York State Department of Finance and Taxation for tax years 2014 through 2016. During 2018, the Company reassessed its New York City filing positions and filed a Voluntary Disclosure Agreement with the New York City Department of Finance.
The amount of uncertain tax positions as of December 31, 2020, 2019, and 2018, respectively, which would impact the Company’s effective tax rate if recognized and a reconciliation of the beginning and ending amounts of uncertain tax positions is as follows:

	2020	2019	2018
Uncertain tax positions, beginning of the year	$—	$2,982,337	$—
Gross addition for tax positions of the current year	—	—	—
Gross additions for tax positions of prior years	—	—	2,982,337
Reductions of tax positions of prior years for:
Lapses of applicable statutes of limitations	—	—	—
Settlements during the period	—	(2,935,140)	—
Changes in judgment/excess reserve	—	(47,197)	—
Uncertain tax positions, end of year	$—	$—	$2,982,337
In addition to the above uncertain tax positions, the Company recognized $0.1 million and $0.8 million of interest and penalties in the years ended December 31, 2019 and 2018, respectively. No interest and penalties for uncertain tax positions were recognized in the year ended December 31, 2020.
Note 10 Earnings Per Share
The Company’s common shares outstanding consist of all shares issued and outstanding, including unvested restricted shares.  Basic and diluted EPS are calculated under the two-class method. Restricted stock units are considered dilutive. The following table sets forth the computation for basic and diluted EPS and reconciliation between basic and diluted shares outstanding:

	Year Ended December 31,
	2020	2019	2018
Net Income	$38,165,138	$59,754,319	$46,314,388
Less: Net loss (income) attributable to redeemable noncontrolling interest	495,407	(4,795,295)	1,061,441
Net income attributable to common shareholders	$38,660,545	$54,959,024	$47,375,829

Weighted average number of outstanding shares	3,214,564	3,436,574	3,512,470
Dilutive impact of restricted stock units	—	67	2,058
Weighted average number of outstanding shares - Diluted	3,214,564	3,436,641	3,514,528

Earnings per share attributable to common shareholders
Basic	$12.03	$15.99	$13.49
Diluted	$12.03	$15.99	$13.48

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
Note 12 Subsequent Events
Asset Purchase Agreement
DHCM entered into an asset purchase agreement dated February 2, 2021 (the “Agreement”) with Brandywine Global Investment Management, LLC (“Brandywine Global”), a specialist investment manager of Franklin Resources, Inc., pursuant to which Brandywine Global will acquire the businesses of Diamond Hill’s two high yield-focused mutual funds - the Corporate Credit Fund and the High Yield Fund (the “Acquired Funds”).

In connection with the transaction, two of the Company’s portfolio managers and a research analyst will join Brandywine Global’s fixed income team.

Pursuant to the Agreement, DHCM will receive an initial cash payment at closing of up to $9.0 million based upon the closing date net revenue of the Acquired Funds, and may receive two additional payments of up to $13.0 million in the aggregate based on the net revenue of the Acquired Funds on the one-year anniversary of the closing date. There can be no assurance that all or any of these additional payment amounts will be received by DHCM.

The Agreement contains customary representations, warranties and covenants and is subject to customary closing conditions, including a minimum net revenue requirement as of the closing date and approval by the shareholders of the Acquired Funds. The sale is expected to close in the second quarter of 2021, subject to approval of each of the Acquired Fund’s shareholders.
Dividends
On February 25, 2021, the Company’s board of directors approved a quarterly cash dividend of $1.00 per share, payable on March 19, 2021, to shareholders of record as of March 11, 2021.

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
There have been no changes in the Company’s internal control over financial reporting during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.
The Company’s independent registered public accounting firm, KPMG LLP, has audited the Company’s 2020 and 2019 consolidated financial statements included in this Annual Report on Form 10-K and the Company’s internal control over financial reporting as of December 31, 2020, and has issued its Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements, which is included in this Annual Report on Form 10-K.

ITEM 9B.	Other Information
None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance
Information required by this Item 10 is incorporated herein by reference from the Company’s definitive proxy statement for its 2021 annual meeting of shareholders, which will be filed with the SEC no later than 120 days after December 31, 2020, pursuant to Regulation 14A of the Exchange Act (the “2021 Proxy Statement”), under the captions: “Delinquent Section 16(a) Reports”, “Proposal 1 - Election of Directors”, “Proposal 1 - Election of Directors - The Board of Directors and Committees”, “Proposal 1 - Election of Directors - Corporate Governance”, and “Proposal 1 - Election of Directors - Executive Officers and Compensation Information”.

ITEM 11.	Executive Compensation
Information required by this Item 11 is incorporated herein by reference from the 2021 Proxy Statement under the captions: “Proposal 1 – Election of Directors—The Board of Directors and Committees”, “Proposal 1 – Election of Directors – Corporate Governance”, “Proposal 1 – Election of Directors – Executive Officers and Compensation Information”, and “Proposal 1 – Election of Directors – Executive Officers and Compensation Information - Compensation Committee Report”.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The following table sets forth certain information concerning our equity compensation plans at December 31, 2020:
Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	—	$—	222,657	[1]

1	This amount relates to common shares that may be issued under our 2014 Equity and Cash Incentive Plan.
The other information required by this Item 12 is incorporated herein by reference from the 2021 Proxy Statement under the captions: “Security Ownership of Certain Beneficial Owners and Management” and “Proposal 1 – Election of Directors – Executive Officers and Compensation Information.”

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by this Item 13 is incorporated herein by reference from the 2021 Proxy Statement under the caption: “Proposal 1 – Election of Directors – Director Independence” and “Proposal 1 – Election of Directors – Corporate Governance”.

ITEM 14.	Principal Accounting Fees and Services
Information required by this Item 14 is incorporated herein by reference from the 2021 Proxy Statement under the caption: “Proposal 2 – Ratification of the Appointment of Independent Registered Public Accounting Firm”.

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

(3)	Exhibits:

3.1	Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference from Exhibit 3(i) to the Current Report on Form 8-K filed with the SEC on May 7, 2002; File No. 000-24498.)

3.2	Certificate of Amendment by Shareholders to the Articles of Incorporation of the Company (Incorporated by reference from Form 8-K Current Report for the event on April 28, 2017; File No. 000-24498.)

3.3	Amended and Restated Code of Regulations of the Company (Incorporated by reference from Form 8-K Current Report, Exhibit 3.2, filed with the SEC on April 28, 2017; File No. 000-24498.)

4.1	Description of the company’s Capital Stock (Incorporated by reference from Exhibit 4.1 to the Annual Report on Form 10-K filed on February 27, 2020; file No. 000-24498)

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

10.5*
Diamond Hill Investment Group, Inc. Compensation Recoupment and Restitution Policy. (Incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on April 27, 2020; File No. 000-24498.)

10.6*
Diamond Hill Investment Group, Inc. Compensation Recoupment and Restitution Policy Acknowledgment and Agreement. (Incorporated by reference from Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on February 20, 2013; File No. 000-24498.)

10.7*	Diamond Hill Fixed Term Deferred Compensation Plan. (Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 30, 2013; File No. 000-24498.)

10.8*	Diamond Hill Variable Term Deferred Compensation Plan. (Incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 30, 2013; File No. 000-24498.)

10.9*
First Amendment to the Diamond Hill Fixed Term Deferred Compensation Plan. (Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 28, 2013; File No. 000-24498.)

10.10*
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

10.12*
Diamond Hill Investment Group, Inc. Employee Stock Purchase Plan (Incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on October 27, 2020; File No. 000-24498.)

14.1	Amended Code of Business Conduct and Ethics. (Incorporated by reference from Exhibit 14.1 to the Annual Report on Form 10-K filed with the SEC on February 27, 2020; File No. 000-24498.)

21.1	Subsidiaries of the Company. (Filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm, KPMG LLP. (Filed herewith)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a). (Filed herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a). (Filed herewith)

32.1	Section 1350 Certifications. (Furnished herewith)

101.ins	XBRL Instance Document.

101.sch	XBRL Taxonomy Extension Schema Document.

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document.

101.def	XBRL Taxonomy Extension Definition Linkbase Document.

101.lab	XBRL Taxonomy Extension Label Linkbase Document.

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Denotes management contract or compensatory plan or arrangement.
(b)	Exhibits: Reference is made to Item 15(a)(3) above.
(c)	Financial Statement Schedules: None required.

ITEM 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

DIAMOND HILL INVESTMENT GROUP, INC.

By:	/s/ Heather E. Brilliant
	Heather E. Brilliant, Chief Executive Officer	February 25, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Heather E. Brilliant	Chief Executive Officer and	February 25, 2021
Heather E. Brilliant	President

/s/ Thomas E. Line	Chief Financial Officer and	February 25, 2021
Thomas E. Line	Treasurer

/s/ Jeffrey J. Cook	Controller	February 25, 2021
Jeffrey J. Cook

Richard S. Cooley*	Director	February 25, 2021
Richard S. Cooley

Randolph J. Fortener*	Director	February 25, 2021
Randolph J. Fortener

James F. Laird*	Director	February 25, 2021
James F. Laird

Paula R. Meyer*	Director	February 25, 2021
Paula R. Meyer

Bradley C. Shoup*	Director	February 25, 2021
Bradley C. Shoup

Nicole R. St. Pierre*	Director	February 25, 2021
Nicole R. St. Pierre

* By	/s/ Thomas E. Line
Thomas E. Line
Executed by Thomas E. Line
on behalf of those indicated pursuant to Powers of Attorney