Form 10-Q
period 2021-03-31
DIAMOND HILL INVESTMENT GROUP INC
filed 2021-04-26
CIK 909108

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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
The number of shares outstanding of the issuer’s common stock as of April 26, 2021 is 3,193,930 shares.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes:  ☐    No:  ☒

DIAMOND HILL INVESTMENT GROUP, INC.

PART I:	FINANCIAL INFORMATION

ITEM 1:	Consolidated Financial Statements
Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	3/31/2021	12/31/2020
	(Unaudited)
ASSETS
Cash and cash equivalents	$80,187,685	$98,478,202
Investments	142,695,192	128,401,136
Accounts receivable	19,717,837	17,805,864
Prepaid expenses	2,810,871	2,977,759
Income taxes receivable	—	256,538
Property and equipment, net of accumulated depreciation	6,820,446	6,740,396
Deferred taxes	7,433,362	8,437,446
Total assets	$259,665,393	$263,097,341
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$9,306,239	$8,002,303
Accrued incentive compensation	8,236,156	28,400,000
Income taxes payable	3,647,687	—
Deferred compensation	33,369,087	33,241,952
Total liabilities	54,559,169	69,644,255
Redeemable noncontrolling interest	10,665,146	9,372,333
Permanent Shareholders’ equity
Common stock, no par value: 7,000,000 shares authorized; 3,197,634 issued and outstanding at March 31, 2021 (inclusive of 215,352 unvested shares); 3,168,823 issued and outstanding at December 31, 2020 (inclusive of 183,718 unvested shares)	85,303,452	80,810,946
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred equity compensation	(19,440,920)	(14,748,118)
Retained earnings	128,578,546	118,017,925
Total permanent shareholders’ equity	194,441,078	184,080,753
Total liabilities and shareholders’ equity	$259,665,393	$263,097,341

Book value per share	$60.81	$58.09
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
	2021	2020
REVENUES:
Investment advisory	$36,569,103	$30,157,680
Mutual fund administration, net	2,445,330	1,768,065
Total revenue	39,014,433	31,925,745
OPERATING EXPENSES:
Compensation and related costs, excluding deferred compensation expense (benefit)	16,814,941	15,417,176
Deferred compensation expense (benefit)	3,102,946	(8,155,881)
General and administrative	2,815,678	1,928,656
Sales and marketing	1,868,026	1,455,682
Mutual fund administration	880,721	814,953
Total operating expenses	25,482,312	11,460,586
NET OPERATING INCOME	13,532,121	20,465,159
Investment income (loss), net	5,663,454	(22,398,092)
NET INCOME (LOSS) BEFORE TAXES	19,195,575	(1,932,933)
Income tax expense	(4,932,962)	(595,435)
NET INCOME (LOSS)	14,262,613	(2,528,368)
Net loss (income) attributable to redeemable noncontrolling interest	(554,102)	4,058,476
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$13,708,511	$1,530,108
Earnings per share attributable to common shareholders
Basic	$4.34	$0.47
Diluted	$4.34	$0.47
Weighted average shares outstanding
Basic	3,156,768	3,272,761
Diluted	3,156,768	3,272,761
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest (unaudited)

	Three Months Ended March 31, 2021
	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at December 31, 2020	3,168,823	$80,810,946	$(14,748,118)	$118,017,925	$184,080,753	$9,372,333
Issuance of restricted stock grants	52,434	8,160,714	(8,160,714)	—	—	—
Amortization of restricted stock grants	—	—	1,397,132	—	1,397,132	—
Common stock issued as incentive compensation	3,681	529,806	—	—	529,806	—
Issuance of common stock related to 401k plan match	154	24,000	—	—	24,000	—
Shares withheld related to employee tax withholding	(1,729)	(258,088)	—	—	(258,088)	—
Forfeiture of restricted stock grants	(13,200)	(2,070,780)	2,070,780	—	—	—
Repurchase of common stock	(12,529)	(1,893,146)	—	—	(1,893,146)	—
Cash dividend paid of $1.00 per share	—	—	—	(3,147,890)	(3,147,890)	—
Net income	—	—	—	13,708,511	13,708,511	554,102
Net subscriptions of consolidated Funds	—	—	—	—	—	738,711
Balance at March 31, 2021	3,197,634	$85,303,452	$(19,440,920)	$128,578,546	$194,441,078	$10,665,146

	Three Months Ended March 31, 2020
	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at December 31, 2019	3,294,672	$95,853,477	$(20,331,890)	$117,334,094	$192,855,681	$14,178,824
Issuance of restricted stock grants	3,850	347,424	(347,424)	—	—	—
Amortization of restricted stock grants	—	—	1,786,217	—	1,786,217	—
Common stock issued as incentive compensation	23,640	3,396,359	—	—	3,396,359	—
Issuance of common stock related to 401k plan match	5,316	647,100	—	—	647,100	—
Shares withheld related to employee tax withholding	(1,801)	(252,968)	—	—	(252,968)	—
Forfeiture of restricted stock grants	(1,225)	(206,347)	206,347	—	—	—
Repurchase of common stock	(76,937)	(9,182,577)	—	—	(9,182,577)
Net income (loss)	—	—	—	1,530,108	1,530,108	(4,058,476)
Net redemptions of consolidated Funds	—	—	—	—	—	(565,998)
Balance at March 31, 2020	3,247,515	$90,602,468	$(18,686,750)	$118,864,202	$190,779,920	$9,554,350

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$14,262,613	$(2,528,368)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	218,731	265,084
Share-based compensation	1,481,578	2,433,317
Decrease (increase) in accounts receivable	(1,911,973)	3,873,142
Change in current income taxes	3,904,225	3,297,343
Change in deferred income taxes	1,004,084	(2,691,713)
Net (gains) losses on investments	(5,205,321)	23,246,116
Net change in securities held by Consolidated Funds	(11,456,604)	(589,071)
Decrease in accrued incentive compensation	(19,634,038)	(15,799,928)
Increase (decrease) in deferred compensation	127,135	(7,475,032)
Other changes in assets and liabilities	1,549,065	(2,039,894)
Net cash (used in) provided by operating activities	(15,660,505)	1,990,996
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(413,441)	(115,218)
Purchase of Company sponsored investments	(1,890,082)	(10,948,903)
Proceeds from sale of Company sponsored investments	3,891,396	23,209,972
Net cash provided by investing activities	1,587,873	12,145,851
CASH FLOWS FROM FINANCING ACTIVITIES:
Value of shares withheld related to employee tax withholding	(258,088)	(252,968)
Payment of dividends	(3,147,890)	—
Net subscriptions (redemptions) received from redeemable noncontrolling interest holders	738,711	(565,998)
Repurchase of common stock	(1,893,146)	(9,182,577)
Proceeds received under employee stock purchase plan	342,528	—
Net cash used in financing activities	(4,217,885)	(10,001,543)
CASH AND CASH EQUIVALENTS
Net change during the period	(18,290,517)	4,135,304
At beginning of period	98,478,202	93,176,253
At end of period	$80,187,685	$97,311,557
Supplemental cash flow information:
Income taxes paid	$24,653	$—
Supplemental disclosure of non-cash transactions:
Common stock issued as incentive compensation	529,806	3,396,359
Charitable donation of corporate investments	$366,555	$—

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Notes to Consolidated Financial Statements (unaudited)
Note 1 Business and Organization
Diamond Hill Investment Group, Inc. (the "Company"), an Ohio corporation, derives consolidated revenue and net income from investment advisory and fund administration services.
Diamond Hill Capital Management, Inc. ("DHCM"), an Ohio corporation, is a wholly owned subsidiary of the Company and a registered investment adviser. DHCM is the investment adviser and administrator for the Diamond Hill Funds (the "Funds"), a series of open-end mutual funds. The Company also provides investment advisory services to separately managed accounts and provides sub-advisory services to other mutual funds.
Note 2 Significant Accounting Policies
Basis of Presentation
The accompanying unaudited, condensed, consolidated financial statements as of March 31, 2021 and December 31, 2020, and for the three-month periods ended March 31, 2021 and March 31, 2020, for Diamond Hill Investment Group, Inc. and its subsidiaries (referred to in these notes to the condensed consolidated financial statements as "the Company," "management," "we," "us," and "our"), have been prepared in accordance with United States generally accepted accounting principles ("GAAP"), with the instructions to Form 10-Q, and with Article 10 of Securities and Exchange Commission (the "SEC") Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair statement of the financial condition and results of operations as of the dates, and for the interim periods, presented have been included. These unaudited, condensed, consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements of the Company included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the "2020 Form 10-K"), as filed with the SEC.
Operating results for the three-month period ended March 31, 2021 are not necessarily indicative of the results the Company may expect for the full fiscal year ending December 31, 2021 (“fiscal 2021”).
For further information regarding the risks to the Company's business, refer to the consolidated financial statements and notes thereto included in the 2020 Form 10-K and in “Part II – Item 1A. – Risk Factors” of this Quarterly Report on Form 10-Q.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions related to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expense during the period. Actual results could differ from those estimates.
Reclassification
Certain prior period amounts and disclosures may have been reclassified to conform to the current period's financial presentation.
Principles of Consolidation
The accompanying consolidated financial statements include the operations of the Company and its controlled subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.
The Company holds certain investments in the Funds for general corporate investment purposes, to provide seed capital for newly formed strategies, or to add capital to existing strategies. The Funds are organized in a series fund structure in which there are multiple mutual funds within one trust (the "Trust"). The Trust is an open-end investment company registered under the Investment Company Act of 1940, as amended (the"1940 Act").
The Company performs its consolidation analysis at the individual Fund level and has concluded that the Funds are voting rights entities ("VREs") because the structure of the Funds is such that the shareholders are deemed to have the power through voting rights to direct the activities that most significantly impact each Fund's economic performance. To the extent material, these Funds are consolidated if Company ownership, directly or indirectly, represents a majority interest (greater than 50%). The Company records redeemable noncontrolling interests in consolidated investments for which the Company's ownership is less than 100%. The Company has consolidated the Diamond Hill Large Cap Concentrated Fund, the Diamond Hill International Fund, and the Diamond Hill Global Fund (collectively, the "Consolidated Funds") as of March 31, 2021.
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
Accounts Receivable
The Company records accounts receivable when they are due and presents them on the balance sheet net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of the individual or entity that owes the receivable. No allowance for doubtful accounts was deemed necessary at either March 31, 2021, or December 31, 2020. Accounts receivable from the Funds were $12.3 million as of March 31, 2021, and $10.5 million as of December 31, 2020.
Investments
Management determines the appropriate classification of its investments at the time of purchase and re-evaluates its determination for each reporting period.
Investments in the Funds that DHCM advises, where the Company has neither control nor the ability to exercise significant influence, as well as securities held in the Consolidated Funds are measured at fair value based on quoted market prices. Unrealized gains and losses are recorded as investment income (loss) in the Company's consolidated statements of income.
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
As of March 31, 2021, the Company did not have any investments classified as equity method investments.
Property and Equipment
Property and equipment, consisting of leasehold improvements, right-of use lease assets, computer equipment, capitalized software, furniture, and fixtures are carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated lives of the assets.
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

Revenue earned during the three months ended March 31, 2021 and 2020 under contracts with clients include:

	Three Months Ended March 31, 2021
	Investment advisory	Mutual fund administration, net	Total revenue
Proprietary funds	$26,510,701	$2,445,330	$28,956,031
Sub-advised funds and separately managed accounts	10,058,402	—	10,058,402
	$36,569,103	$2,445,330	$39,014,433

	Three Months Ended March 31, 2020
	Investment advisory	Mutual fund administration, net	Total revenue
Proprietary funds	$23,454,563	$1,768,065	$25,222,628
Sub-advised funds and separately managed accounts	6,703,117	—	6,703,117
	$30,157,680	$1,768,065	$31,925,745
Revenue Recognition – Investment Advisory Fees
The Company's investment advisory contracts with clients have a single performance obligation because the contracted services are not separately identifiable from other obligations in the contracts and, therefore, are not distinct. All performance obligations to provide advisory services are satisfied over time and the Company recognizes revenue as time passes.
The fees the Company receives for its services under its investment advisory contracts are based on AUM, which changes based on the value of securities held under each advisory contract. These fees are thereby constrained and represent variable consideration, and they are excluded from revenue until the AUM on which the Company's client is billed is no longer subject to market fluctuations.
The Company also provides services to model delivery programs in which the Company provides its strategy model portfolio to the sponsor of the model delivery. The Company is paid a portion of the model delivery fee for its services by the program sponsor at a pre-determined rate based on assets in the program. Model delivery program revenues were $0.9 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively. Model delivery program revenue is included in investment advisory fees in the consolidated statements of income.
Revenue Recognition – Performance-Based Fees
The Company manages certain client accounts that provide for performance-based fees. These fees are calculated based on client investment results over rolling five-year periods. The Company records performance-based fees when it is probable that a significant reversal of the revenue will not occur. The Company did not record any performance-based fees during either of the three-month periods ended March 31, 2021 and 2020. The table below shows AUM subject to performance-based fees and the amount of performance-based fees that would be recognized based upon investment results as of March 31, 2021:

	As of March 31, 2021
	AUM subject to performance-based fees	Unearned performance-based fees
Contractual Period Ending:
Quarter Ended September 30, 2021	$375,886,495	$9,928,373
Quarter Ended December 31, 2021	67,514,790	125,672
Total	$443,401,285	$10,054,045
The contractual end dates highlight the time remaining until the performance-based fees are scheduled to be earned. The amount of performance-based fees that would be recognized based upon investments results as of March 31, 2021, will increase or decrease based on future client investment results through the end of the contractual period. The Company cannot assure that it will earn the unearned amounts set forth above.

Revenue Recognition – Mutual Fund Administration
DHCM has an administrative and transfer agency services agreement with the Funds under which DHCM performs certain services for each Fund. These services include performance obligations such as mutual fund administration, fund accounting, transfer agency, and other related functions. These services are performed concurrently under DHCM's agreement with the Funds, all performance obligations to provide these administrative services are satisfied over time, and the Company recognizes the related revenue as time progresses. Each Fund pays DHCM a fee for performing these services, which is calculated using an annual rate multiplied by the average daily net assets of each respective Fund share class. These fees are thereby constrained and represent variable consideration, and they are excluded from revenue until the AUM on which DHCM bills the Funds is no longer subject to market fluctuations.
The Funds have selected and contractually engaged certain vendors to fulfill various services to benefit the Funds’ shareholders or to satisfy regulatory requirements of the Funds. These services include, among others, required shareholder mailings, federal and state registrations, and legal and audit services. In fulfilling a portion of its role under the administration agreement with the Funds, DHCM acts as agent and pays for these services on behalf of the Funds. Each vendor is independently responsible for fulfillment of the services it has been engaged to provide and negotiates its fees and terms directly with the management and board of trustees of the Funds. Each year, the Funds' board of trustees reviews the fee that each Fund pays to DHCM, and specifically considers the contractual expenses that DHCM pays on behalf of the Funds. As a result, DHCM is not involved in the delivery or pricing of these services, and bears no risk related to these services. Revenue has been recorded net of these Fund-related expenses. In addition, DHCM advances the upfront commissions that are paid to brokers who sell Class C shares of the Funds. These advances are capitalized and amortized over 12 months to correspond with the repayments DHCM receives from the principal underwriter to recoup this commission advancement. During the first quarter of 2021, Class C shares were eliminated and converted to Investor Class shares. As a result, no material financing activity will be recognized in future periods.
Mutual fund administration gross and net revenue are summarized below:

	Three Months Ended March 31,
	2021	2020
Mutual fund administration:
Administration revenue, gross	$6,926,414	$5,592,658
Fund related expense	(4,466,157)	(3,827,249)
Revenue, net of related expenses	2,460,257	1,765,409
C-Share financing:
Broker commission advance repayments	33,594	63,542
Broker commission amortization	(48,521)	(60,886)
Financing activity, net	(14,927)	2,656
Mutual fund administration revenue, net	$2,445,330	$1,768,065
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

Earnings Per Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period, which includes unvested restricted shares. See Note 9.

Note 3 Investments
The following table summarizes the carrying value of the Company's investments as of March 31, 2021 and December 31, 2020:

	As of
	March 31, 2021	December 31, 2020
Fair value investments:
Securities held in Consolidated Funds(a)	$47,164,927	$33,233,307
Company sponsored investments	95,530,265	95,167,829
Total Investments	$142,695,192	$128,401,136
(a) Of the securities held in the Consolidated Funds as of March 31, 2021, the Company directly held $35.0 million and noncontrolling shareholders held $12.2 million. Of the securities held in the Consolidated Funds as of December 31, 2020, the Company directly held $23.6 million and noncontrolling shareholders held $9.6 million.
The components of net investment income (loss) are as follows:

	Three Months Ended March 31,
	2021	2020
Realized gains (losses)	$2,523,505	$(817,539)
Unrealized gains (losses)	2,505,344	(22,467,598)
Dividends	665,009	894,413
Other	(30,404)	(7,368)
Investment income (loss), net	$5,663,454	$(22,398,092)

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
The following table summarizes investments that are recognized in the Company's consolidated balance sheet using fair value measurements determined based upon the differing levels as of March 31, 2021:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$77,122,682	$—	$—	$77,122,682
Fair value investments:
Securities held in Consolidated Funds(a)	29,702,152	17,462,775	—	$47,164,927
Company-sponsored investments	$95,530,265	$—	$—	$95,530,265
(a) Of the securities held in the Consolidated Funds as of March 31, 2021, the Company directly held $35.0 million and noncontrolling shareholders held $12.2 million.
The Company determines transfers between fair value hierarchy levels at the end of the reporting period. There were no transfers in or out of the levels during the three months ended March 31, 2021.
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
The Company did not borrow under the Credit Agreement for the period ended March 31, 2021, and no borrowings are outstanding as of March 31, 2021.
Note 6 Compensation Plans
Share-Based Payment Transactions
The Company issues restricted stock grants under the 2014 Equity and Cash Incentive Plan (the "2014 Plan"). Restricted stock grants represent common shares issued and outstanding upon grant subject to vesting restrictions. The Company has historically issued stock grants that cliff vest after five years to all new employees upon hire and as additional grants to key employees on a periodic basis. While the Company currently plans to continue to issue five-year cliff vest grants to new employees, beginning in 2021, new long-term incentive awards to existing employees were made in the form of three-year graded vesting stock grants.

Restricted stock grants issued under the 2014 Plan are valued based upon the fair market value of the common shares on the applicable grant date. The restricted stock grants are recorded as deferred compensation in the equity section of the balance sheet on the grant date and then recognized as compensation expense on a straight-line basis over the vesting period of the respective grant. The Company's policy is to adjust compensation expense for forfeitures as they occur.
The following table represents a roll-forward of outstanding restricted stock and related activity for the three months ended March 31, 2021:

	Shares	Weighted-Average Grant Date Price per Share
Outstanding restricted stock as of December 31, 2020	183,718	$173.80
Grants issued	52,434	155.64
Grants vested	(7,600)	174.98
Grants forfeited	(13,200)	156.88
Total outstanding restricted stock as of March 31, 2021	215,352	$168.34
As of March 31, 2021, 181,471 common shares remained available for grants under the 2014 Plan.
Total deferred equity compensation related to unvested restricted stock was $19.4 million as of March 31, 2021. The recognition of compensation expense related to deferred compensation over the remaining vesting periods is as follows:

Nine Months Remaining In
2021	2022	2023	2024	2025	Thereafter	Total
$5,926,670	$6,730,500	$4,765,545	$1,719,462	$297,487	$1,256	$19,440,920
Employee Stock Purchase Plan
The Company adopted the Diamond Hill Investment Group, Inc. Employee Stock Purchase Plan (the "ESPP") effective October 27, 2020. Under the ESPP, eligible employees may purchase shares of the Company's common stock at 85% of the fair market value on the last day of each offering period. Each offering period is approximately three months coinciding with the Company's fiscal quarters. During the three-month period ended March 31, 2021, ESPP participants purchased 2,583 shares of common stock for $0.3 million and the Company recorded $0.1 million of share based payment expense related to these purchases.
Stock Grant Transactions
The following table represents common shares issued as part of the Company's incentive compensation program during the three-month period ended March 31, 2021, and 2020:

	Shares Issued	Grant Date Value
March 31, 2021	3,681	$529,806
March 31, 2020	23,640	$3,396,359

401(k) Plan
The Company sponsors a 401(k) plan in which all employees are eligible to participate. Employees may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company matches employee contributions equal to 250 percent of the first six percent of an employee’s compensation contributed to the plan. As of January 1, 2021, the Company settles the 401(k) plan matching contributions in cash or common shares of the Company based on the election of the employees. Prior to January 1, 2021, the Company made all matching contributions in common shares of the Company.
Deferred Compensation Plans
The Company offers two deferred compensation plans, the Diamond Hill Fixed Term Deferred Compensation Plan and the Diamond Hill Variable Term Deferred Compensation Plan (together, the “Plans”). Under the Plans, participants may elect to voluntarily defer, for a minimum of five years, certain incentive compensation that the Company then contributes into the Plans. Participants are responsible for designating investment options for the assets they contribute, and the distribution paid to each participant reflects any gains or losses on the assets realized in connection with the Plans. Assets held in the Plans are included in the Company’s investment portfolio, and the associated obligation to participants is included in deferred compensation liability. Deferred compensation liability was $33.4 million and $33.2 million as of March 31, 2021 and December 31, 2020, respectively.
Note 7 Operating Lease
The Company currently leases office space of approximately 37,829 square feet at one location.
As of March 31, 2021, the carrying value of this right-of-use asset, which is included in property and equipment, was approximately $1.9 million net of deferred rent on the consolidated balance sheets. As of March 31, 2021, the carrying value of the lease liability was approximately $2.4 million, which is included in accounts payable and accrued expenses on the consolidated balance sheets.
The following table summarizes the total lease and operating expenses for the three-month periods ended March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020
Three Months Ended	$209,042	$225,858
The approximate future minimum lease payments under the operating lease are as follows:

Future Minimum Lease Payments
Nine Months Remaining In
2021	2022	2023	2024	2025	Total
$468,134	$624,179	$624,179	$624,179	$156,045	$2,496,716

Note 8 Income Taxes
The Company has determined its interim tax provision projecting an estimated annual effective tax rate.
A reconciliation of the statutory federal tax rate to the Company’s effective income tax rate is as follows:

	Three Months Ended March 31,
	2021	2020
Statutory U.S. federal income tax rate	21.0%	21.0%
State and local income taxes, net of federal benefit	4.4%	4.5%
Internal revenue code section 162 limitations	1.1%	2.3%
Other	—%	0.2%
Unconsolidated effective income tax rate	26.5%	28.0%
Impact attributable to redeemable noncontrolling interests(a)	(0.8)%	(58.8)%
Effective income tax rate	25.7%	(30.8)%
(a) The provision for income taxes includes the impact of the operations of the Consolidated Funds, which are not subject to federal income taxes. Accordingly, a portion of the Company’s earnings are not subject to corporate tax levels.
Absent the impact attributable to redeemable noncontrolling interests, the estimated unconsolidated effective income tax rate would have been 26.5%. The Company's actual effective tax rate for fiscal year ended December 31, 2021 could be materially different from the projected rate as of March 31, 2021.
The net temporary differences incurred to date will reverse in future periods as the Company generates taxable earnings. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets recorded. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2021 and December 31, 2020, no valuation allowance was deemed necessary.
FASB ASC 740, Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company recognizes tax benefits related to positions taken, or expected to be taken, on its tax returns, only if the positions are more likely than not sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its financial statements. The Company did not record an accrual for tax related uncertainties or unrecognized tax positions as of March 31, 2021 or December 31, 2020.
The Company did not recognize any interest and penalties during the three months ended March 31, 2021.

Note 9 Earnings Per Share
The Company’s common shares outstanding consist of all shares issued and outstanding, including unvested restricted shares. Basic and diluted EPS are calculated under the two-class method. The following table sets forth the computation for basic and diluted EPS:

	Three Months Ended March 31,
	2021	2020
Net Income (Loss)	$14,262,613	$(2,528,368)
Less: Net loss (income) attributable to redeemable noncontrolling interest	(554,102)	4,058,476
Net income attributable to common shareholders	$13,708,511	$1,530,108

Weighted average number of outstanding shares - Basic	3,156,768	3,272,761
Weighted average number of outstanding shares - Diluted	3,156,768	3,272,761

Earnings per share attributable to common shareholders
Basic	$4.34	$0.47
Diluted	$4.34	$0.47
Note 10 Commitments and Contingencies
The Company indemnifies its directors, officers, and certain employees for certain liabilities that may arise from performance of their duties to the Company. From time to time, the Company is involved in legal matters relating to claims arising in the ordinary course of business. There are currently no such matters pending that the Company believes could have a material adverse effect on its consolidated financial statements.
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

Note 11 Sale of Assets of Diamond Hill's High Yield-Focused Funds

DHCM entered into an asset purchase agreement dated February 2, 2021 (the “Purchase Agreement”) with Brandywine Global Investment Management, LLC (“Brandywine Global”), a specialist investment manager of Franklin Resources, Inc. Pursuant to the Purchase Agreement, Brandywine Global will acquire the businesses of DHCM’s two high yield-focused mutual funds - the Corporate Credit Fund and the High Yield Fund (the “Acquired Funds”).

In connection with the transaction, two of the Company’s portfolio managers and a research analyst will join Brandywine Global’s fixed income team.

Pursuant to the Purchase Agreement, DHCM will receive an initial cash payment at closing of up to $9.0 million based upon the closing date net revenue of the Acquired Funds, and may receive two additional payments of up to $13.0 million in the aggregate based on the net revenue of the Acquired Funds on the one-year anniversary of the closing date. There can be no assurance that all or any of these additional payment amounts will be received by DHCM.

The Purchase Agreement contains customary representations, warranties, and covenants and is subject to customary closing conditions, including a minimum net revenue requirement as of the closing date and approval by the shareholders of the Acquired Funds. The sale is expected to close on July 30, 2021, subject to approval of each Acquired Fund’s shareholders.

Note 12 Subsequent Events
On April 26, 2021, the Company’s board of directors approved a cash dividend of $1.00 per share payable June 18, 2021, to shareholders of record as of June 3, 2021. This dividend will reduce shareholders' equity by approximately $3.2 million.

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Throughout this Quarterly Report on Form 10-Q and other publicly available documents, including the documents incorporated herein by reference, the Company may make forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), relating to such matters as anticipated operating results, AUM prospects and levels, technological developments, economic trends (including interest rates and market volatility), expected transactions and similar matters. The words “believe,” “expect,” “anticipate,” “estimate,” "may," "will," "likely," "project," “should,” “hope,” “seek,” “plan,” “intend” and similar expressions identify forward-looking statements that speak only as of the date thereof. While the Company believes that the assumptions underlying its forward-looking statements are reasonable, investors are cautioned that any of the assumptions could prove to be inaccurate and, accordingly, actual results and experiences could differ materially from the anticipated results or other expectations expressed in the forward-looking statements.
Factors that could cause such actual results or experiences to differ from results discussed in the forward-looking statements include, but are not limited to: (i) any reduction in the Company's AUM; (ii) withdrawal, renegotiation, or termination of investment advisory agreements; (iii) damage to the Company's reputation; (iv) failure to comply with investment guidelines or other contractual requirements; (v) challenges from the competition the Company faces in its business; (vi) adverse regulatory and legal developments; (vii) unfavorable changes in tax laws or limitations; (viii) interruptions in or failure to provide critical technological service by the Company or third parties; (ix) adverse civil litigation and government investigations or proceedings; (x) risk of loss on the Company's investments; (xi) lack of sufficient capital on satisfactory terms; (xii) losses or costs not covered by insurance; (xiii) impairment of goodwill or intangible assets; (xiv) a decline in the performance of our products; (xv) changes in interest rates; (xvi) changes in national and local economic and political conditions; (xvii) the continuing economic uncertainty in various parts of the world; (xviii) the effects of the COVID-19 pandemic and the actions taken in connection therewith; (xix) political uncertainty caused by, among other things, political parties, economic nationalist sentiments, tensions surrounding the current socioeconomic landscape, and other risks identified from time-to-time in other public documents on file with the SEC.
General
The Company derives consolidated revenue and net income from investment advisory and fund administration services provided by DHCM. DHCM is a registered investment adviser under the Investment Advisers Act of 1940, as amended. DHCM sponsors, distributes, and provides investment advisory and related services to clients through the Funds, sub-advised mutual funds, and separately managed accounts.
DHCM is a client-centric organization committed to a set of shared investment principles and core values intended to enable excellent investment outcomes for clients. By committing to valuation disciplined active portfolio management, fundamental bottom-up research, and a long-term business owner mindset, DHCM has created a suite of investment strategies designed for long-term strategic allocations from institutionally-oriented investors. DHCM’s core values of curiosity, ownership, trust, and respect create an environment where investment professionals can focus on results and all teammates focus on the overall client experience. The combination of these investment principles and core values create an aligned boutique model ensuring associates succeed when clients succeed. This alignment with clients is emphasized through: (i) personal investment by Company employees in the strategies managed, (ii) a fee philosophy focused on a fair sharing of the economics among clients, employees, and shareholders, (iii) a strict adherence to capacity discipline ensuring the ability to add value for existing clients, and (iv) compensation driven by the value created.
The Company's primary objective is to fulfill its fiduciary duty to its clients. The Company's secondary objective is to grow its intrinsic value to achieve an adequate long-term return for our shareholders.
Assets Under Management
The Company derives revenue primarily from investment advisory and administration fees. Investment advisory and administration fees paid to the Company are generally based on the value of the investment portfolios it manages and fluctuate with changes in the total value of its AUM. The Company recognizes revenue when it satisfies its performance obligations under the terms of a contract with a client.

The Company's revenues are highly dependent on both the value and composition of AUM. The following is a summary of the Company's AUM by product and investment objective, as well as a roll-forward of the change in AUM, for the three-months ended March 31, 2021 and 2020:

	Assets Under Management
	As of March 31,
(in millions, except percentages)	2021	2020	% Change
Proprietary funds	$20,954	$11,942	75%
Sub-advised funds	3,575	1,928	85%
Separately managed accounts	6,053	3,626	67%
Total AUM	$30,582	$17,496	75%

	Assets Under Management by Investment Strategy
	As of March 31,
(in millions, except percentages)	2021	2020	% Change
Small Cap	$616	$443	39%
Small-Mid Cap	3,128	2,047	53%
Mid Cap	1,097	604	82%
Large Cap	18,317	9,372	95%
Large Cap Concentrated	43	19	126%
All Cap Select	427	284	50%
Long-Short	2,028	2,520	(20)%
Global/International	35	26	35%
Total Equity	25,691	15,315	68%
Short Duration Securitized	1,253	726	73%
Core Fixed Income	550	328	68%
Long Duration Treasury	47	62	(24)%
Corporate Credit	2,140	983	118%
High Yield	965	201	380%
Total Fixed Income	4,955	2,300	115%
Total Equity and Fixed Income	30,646	17,615	74%
(Less: Investments in affiliated funds)(a)	(64)	(119)	(46)%
Total AUM	$30,582	$17,496	75%
(a) Certain of the Funds own shares of the Diamond Hill Short Duration Securitized Bond Fund. The Company reduces the total AUM by these investments held in this affiliated fund.

	Change in Assets Under Management
	For the Three Months Ended March 31,
(in millions)	2021	2020
AUM at beginning of the period	$26,411	$23,399
Net cash inflows (outflows)
proprietary funds	1,877	12
sub-advised funds	42	544
separately managed accounts	(175)	(305)
	1,744	251
Net market appreciation (depreciation) and income	2,427	(6,154)
Increase (decrease) during the period	4,171	(5,903)
AUM at end of the period	$30,582	$17,496

Average AUM during the period	$28,163	$20,836

	Net Cash Inflows Further Breakdown For the Three Months Ended March 31,
(in millions)	2021	2020
Net cash inflows (outflows)
Equity	$1,256	$156
Fixed Income	488	95
	$1,744	$251
AUM increased $4.2 billion during the three months ended March 31, 2021, due to the continued rebound in the financial markets and net cash inflows into our strategies during the period. In equity strategies, net inflows of $1.6 billion in the Large Cap strategy were slightly offset by net outflows of $0.4 billion in other equity strategies. Each of the Company's fixed income strategies, except Long Duration Treasury, had net inflows during the three months ended March 31, 2021, totaling $0.5 billion.
Effective March 31, 2021, the Company closed its Large Cap strategy to most new investors. In February 2021, the Company made its Large Cap Concentrated strategy available as a new fund in the Fund lineup.
Model Delivery Programs
The Company provides strategy-specific model portfolios to sponsors of model delivery programs. The Company does not have discretionary investment authority over individual client accounts in model delivery programs, and therefore, these assets are not included in its AUM. The Company provides updated model portfolios to the program sponsors on a periodic basis. The Company is paid for its services by the program sponsor at a pre-determined rate based on assets in the program. Model delivery program assets were $1.4 billion as of March 31, 2021, and $1.1 billion as of December 31, 2020.

Consolidated Results of Operations
The following is a table and discussion of the Company's consolidated results of operations.

	Three Months Ended March 31,
(in thousands, except per share amounts and percentages)	2021	2020	% Change
Total revenue	$39,014	$31,926	22%
Net operating income	13,532	20,465	(34)%
Net operating income, as adjusted(a)	16,635	12,309	35%
Investment income (loss), net	5,663	(22,398)	NM
Net income attributable to common shareholders	13,709	1,530	796%
Earnings per share attributable to common shareholders (diluted)	$4.34	$0.47	823%
Operating profit margin	35%	64%
Operating profit margin, as adjusted(a)	43%	39%
(a) Net operating income, as adjusted, and operating profit margin, as adjusted, are non-GAAP performance measurements. See the "Use of Supplemental Data as Non-GAAP Performance Measure" section within this report.
Summary Discussion of Consolidated Results of Operations - Three Months Ended March 31, 2021, compared with Three Months Ended March 31, 2020
Revenue for the three months ended March 31, 2021, increased $7.1 million, compared to revenue for the same period in 2020, primarily due to an increase in average AUM of 35% period-over-period, partially offset by a decrease in the average advisory fee rate from 0.58% to 0.53%. The decrease in average advisory fee rate was primarily driven by an increase in the mix of assets held in lower fee rate strategies during the three months ended March 31, 2021, compared to the same period in 2020.
Operating profit margin was 35% for the three months ended March 31, 2021, and 64% for the three months ended March 31, 2020. Operating profit margin, as adjusted, was 43% for the three months ended March 31, 2021, and 39% for the three months ended March 31, 2020. Operating profit margin, as adjusted, excludes deferred compensation expense (benefit) from operating income because it is offset by an equal amount in investment income below net operating income on the income statement and thus has no effect on net income attributable to the Company. The Company believes this non-GAAP measure helps the reader to understand its core operating results and increases comparability period-to-period. See "Use of Supplemental Data as Non-GAAP Performance Measure" section within this report.
The Company expects that its operating margin will fluctuate from period to period based on various factors, including revenues, investment results, employee performance, staffing levels, gains and losses on investments held in deferred compensation plans, the ongoing impact of the COVID-19 pandemic, and development of investment strategies, products, or channels. The Company compensates portfolio managers based on long-term performance, so when revenue and long-term performance are misaligned, operating margins can fluctuate materially.
The Company recognized $5.7 million in investment income for the three months ended March 31, 2021, compared with investment losses of $22.4 million for the three months ended March 31, 2020. The change year over year was primarily due to the negative impact that COVID-19 had on the financial markets in March of 2020, and the subsequent market rebound.
Income tax expense increased $4.3 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The increase in income tax expense was primarily due to the increase in the Company's income before taxes.
The provision for income taxes includes the effect of the operations of the Consolidated Funds that are not subject to federal income taxes. Accordingly, a portion of the Company's earnings are not subject to corporate tax. The effective tax rate of 25.7% differed from the federal statutory tax rate of 21% due primarily to state and local taxes in the jurisdictions in which the Company does business.
The Company generated net income attributable to common shareholders of $13.7 million ($4.34 per diluted share) for the three months ended March 31, 2021, compared with net income attributable to common shareholders of $1.5 million ($0.47 per diluted share) for the same period in 2020. The increase in net income and earnings per diluted share was primarily driven by the increase in revenue in the three months ended March 31, 2021, combined with the significant losses on investments during the three months ended March 31, 2020.

Revenue

	Three Months Ended March 31,
(in thousands, except percentages)	2021	2020	% Change
Investment advisory	$36,569	$30,158	21%
Mutual fund administration, net	2,445	1,768	38%
Total	$39,014	$31,926	22%
Investment Advisory Fees. Investment advisory fees for the three months ended March 31, 2021 increased $6.4 million, or 21%, compared to the three months ended March 31, 2020. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates, which vary by investment product. The increase in investment advisory fees was primarily due to an increase in average AUM of 35%, partially offset by a decrease in the average advisory fee rate from 0.58% to 0.53% period-over-period. The increase in AUM period-over-period was due primarily to the rebound in the financial markets since the three months ended March 31, 2020. The decrease in average advisory fee rate was driven by an increase in the mix of assets held in lower fee rate strategies during the three months ended March 31, 2021, compared to the same period in 2020.
Mutual Fund Administration Fees. Mutual fund administration fees for the three months ended March 31, 2021 increased $0.7 million, or 38%, compared to the three months ended March 31, 2020. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of the Funds' average AUM. The increase was primarily due to the increase in the Funds' average AUM for the three months ended March 31, 2021, compared to the three months ended March 31, 2020.
Expenses

	Three Months Ended March 31,
(in thousands, except percentages)	2021	2020	% Change
Compensation and related costs, excluding deferred compensation expense (benefit)	$16,815	$15,417	9%
Deferred compensation expense (benefit)	3,103	(8,156)	NM
General and administrative	2,816	1,929	46%
Sales and marketing	1,868	1,456	28%
Mutual fund administration	880	815	8%
Total	$25,482	$11,461	122%
Compensation and Related Costs, Excluding Deferred Compensation Expense (Benefit). Employee compensation and benefits for the three months ended March 31, 2021 increased by $1.4 million compared to the three months ended March 31, 2020. This increase was primarily due to an increase in salary and related benefits of $1.0 million, and an increase in incentive compensation of $0.8 million. These increases were partially offset by a decrease in restricted stock expense of $0.4 million.
Deferred Compensation Expense (Benefit). Deferred compensation expense was $3.1 million for the three months ended March 31, 2021, compared to a benefit of $(8.2) million for the three months ended March 31, 2020. The expense in the current period was primarily due to market appreciation on deferred compensation plan investments, while the benefit in the prior period was primarily due to the negative impact COVID-19 had on the financial markets in March of 2020.
The gain (loss) on deferred compensation plan investments increases (decreases) deferred compensation expense (benefit) and is included in operating income. Deferred compensation expense (benefit) is offset by an equal amount in investment income below net operating income on the consolidated statements of income, and thus, has no impact on net income attributable to the Company.

General and Administrative. General and administrative expense for the three months ended March 31, 2021 increased by $0.9 million, or 46%, compared to the three months ended March 31, 2020. This increase was primarily due to a non-recurring $1.1 million refund related to Ohio commercial activity tax, which was received in the first quarter of 2020 and reduced general and administrative expense for that quarter. The Ohio commercial activity tax is a gross receipts tax, and therefore, is not included in income taxes. This increase was partially offset by a reduction in in travel and related expenses period-over-period.
Sales and Marketing. Sales and marketing expense for the three months ended March 31, 2021 increased by $0.4 million, or 28%, compared to the three months ended March 31, 2020. The increase was primarily due to additional payments of $0.3 million made to third party intermediaries related to the sale of the Company's proprietary funds and increased spending of $0.2 million related to the Company's customer relationship management system and related external data costs. These increases were partially offset by a reduction in sales and marketing travel and related expense of $0.1 million.
Mutual Fund Administration. Mutual fund administration expenses for the three months ended March 31, 2021 increased 8% compared to the three months ended March 31, 2020, primarily due to an increase in mutual fund administration expense from an increase in the average Fund AUM period-over-period.
Liquidity and Capital Resources
Sources of Liquidity
The Company's current financial condition is liquid, with a significant amount of its assets comprised of cash and cash equivalents, investments, accounts receivable, and other current assets. The Company's main source of liquidity is cash flows from operating activities, which are generated from investment advisory and mutual fund administration fees. Cash and cash equivalents, investments held directly by DHCM, accounts receivable, and other current assets represented $199.8 million and $205.1 million of total assets as of March 31, 2021 and December 31, 2020, respectively. The Company believes that these sources of liquidity, as well as its continuing cash flows from operating activities, will be sufficient to meet its current and future operating needs for the next 12 months.
The COVID-19 pandemic could continue to create uncertainty and volatility in the financial markets, which may impact the Company's ability to access capital and liquidity, and the terms under which it can do so.  The Company will continue to assess its liquidity needs as the impact of the COVID-19 pandemic on the economy, the financial markets, and its operations continues to evolve.
Uses of Liquidity
In line with the Company's primary objective to fulfill its fiduciary duty to clients and its secondary objective to achieve an adequate long-term return for shareholders, it anticipates that its main uses of cash will be for operating expenses and seed capital to fund new and existing investment strategies.
The Company's board of directors and management regularly review various factors to determine whether it has capital in excess of that required for its business and the appropriate use of any such excess capital. The factors considered include the Company's investment opportunities, capital needed for investment strategies, share repurchase opportunities, and dividends.
On February 27, 2020, the Company's board of directors approved a share repurchase program (the "2020 Repurchase Program") authorizing management to repurchase up to $50.0 million of the Company's common shares. Under the 2020 Repurchase Program, the Company repurchased $1.9 million of its common shares during the three months ended March 31, 2021. As of March 31, 2021, $33.5 million remains available for repurchase under the 2020 Repurchase Program. The authority to repurchase shares may be exercised from time to time as market conditions warrant, is subject to regulatory constraints, and will expire two years from the date of board approval, or upon the earlier repurchase in full of the authorized amount of shares. The timing, amount, and other terms and conditions of any repurchases will be determined by management in its discretion based on a variety of factors, including the market price of such shares, corporate considerations, general market and economic conditions, legal requirements, and the expected and continued impact of COVID-19.
The Company's board of directors has approved the institution of a regular quarterly dividend beginning the first of quarter 2021. Subject to approval each quarter by the board of directors and compliance with applicable law, the Company expects to pay a regular quarterly dividend of $1.00 per share. On February 25, 2021, the board of directors approved the first quarter dividend of $1.00 per share paid on March 19, 2021, to shareholders of record as of March 11, 2021. This dividend reduced shareholders' equity by approximately $3.1 million. On April 26, 2021, the board of directors approved the second quarter dividend of $1.00 per share to be paid on June 18, 2021, to shareholders of record as of June 3, 2021. This dividend is expected to reduce shareholders' equity by approximately $3.2 million.

Going forward, at the end of each year, the board of directors will decide whether to pay an additional special dividend. Although the Company currently expects to pay the ongoing quarterly dividends, depending on the circumstances and the board of directors’ judgment, the Company may not pay such dividends as described.
Working Capital
As of March 31, 2021, the Company had working capital of approximately $180.2 million, compared to $168.9 million as of December 31, 2020. Working capital includes cash and cash equivalents, accounts receivable, investments, and other current assets of DHCM, net of accounts payable and accrued expenses, accrued incentive compensation, deferred compensation and other current liabilities of DHCM.
Below is a summary of securities owned by the Company as of March 31, 2021 and December 31, 2020.

	As of
	March 31, 2021	December 31, 2020
Corporate Investments:
Diamond Hill Core Bond Fund	$45,857,423	$47,204,636
Diamond Hill Long-Short Fund	18,078,336	16,945,863
Diamond Hill Large Cap Concentrated Fund	10,580,000	—
Diamond Hill Global Fund	11,765,492	11,269,719
Diamond Hill International Fund	10,870,057	10,156,320
Total Corporate Investments	97,151,308	85,576,538
Deferred Compensation Plan Investments in the Funds	33,369,087	33,241,952
Total investments held by DHCM	130,520,395	118,818,490
Investments in Consolidated Funds held by noncontrolling interests	12,174,797	9,582,646
Total Investment Portfolio	$142,695,192	$128,401,136
Cash Flow Analysis
Cash Flows from Operating Activities
The Company’s cash flows from operating activities are calculated by adjusting net income to reflect other significant operating sources and uses of cash, certain significant non-cash items (such as share-based compensation), and timing differences in the cash settlement of operating assets and liabilities. The Company expects that cash flows provided by operating activities will continue to serve as its primary source of working capital in the near future.
For the three months ended March 31, 2021, net cash used in operating activities totaled $15.7 million. Cash outflows from operating activities were primarily driven by a $19.6 million payment of incentive compensation in the first quarter of 2021, securities purchased by the Consolidated Funds of $11.5 million, and the cash impact of timing differences in the settlement of assets and liabilities of $0.6 million. These outflows were partially offset by net income of $14.3 million, the add back of share-based compensation of $1.5 million and depreciation of $0.2 million. Absent the cash used in operations by the Consolidated Funds, cash flows used by operations were $5.5 million.
For the three months ended March 31, 2020, net cash provided by operating activities totaled $2.0 million. Cash inflows provided by operating activities was primarily due to adding back the net losses on investments of $23.2 million and non-cash expenses of $2.7 million to the Company's net loss of $2.5 million. This was partially offset by the decrease in accrued incentive compensation of $15.8 million due to the payment of bonuses in the first quarter of 2020 and the cash impact of timing differences in the settlement of assets and liabilities of $5.6 million. Absent the cash used in operations by the Consolidated Funds, cash flow provided by operations was $3.3 million.

Cash Flows from Investing Activities
The Company’s cash flows from investing activities consist primarily of capital expenditures and purchases and redemptions in our investment portfolio.
Cash flows provided by investing activities totaled $1.6 million for the three months ended March 31, 2021. Cash flows provided by investing activites were primarily driven by proceeds from the redemption of investments totaling $3.9 million, partially offset by corporate investments purchases of $1.9 million and property and equipment purchases (primarily capitalized software) of $0.4 million.
Cash flows provided by investing activities totaled $12.1 million for the three months ended March 31, 2020. Cash flows provided by investing activity were primarily driven by proceeds from the redemption of investments totaling $23.2 million, partially offset by corporate investment purchases of $10.9 million and property and equipment purchases of $0.2 million.

Cash Flows from Financing Activities
The Company’s cash flows from financing activities consist primarily of the repurchase of its common shares, shares withheld related to employee tax withholding, dividends paid on its common stock, and distributions to, or contributions from, redeemable noncontrolling interest holders.
For the three months ended March 31, 2021, net cash used in financing activities totaled $4.2 million, consisting of the payment of quarterly dividends totaling $3.1 million, repurchases of the Company’s common shares of $1.9 million, and the value of shares withheld related to employee tax withholding of $0.3 million. These cash outflows were partially offset by net subscriptions received in the Consolidated Funds from redeemable noncontrolling interest holders of $0.7 million, and proceeds received under our ESPP of $0.3 million.
For the three months ended March 31, 2020, net cash used in financing activities totaled $10.0 million, consisting of repurchases of the Company’s common shares of $9.2 million, net redemptions received in the Consolidated Funds from redeemable noncontrolling interest holders of $0.6 million, and the value of shares withheld related to employee tax withholding of $0.2 million.
Supplemental Consolidated Cash Flow Statement
The Company's consolidated balance sheets reflect the investments and other assets and liabilities of the Consolidated Funds, as well as redeemable noncontrolling interests for the portion of the Consolidated Funds that are held by third-party investors. Although the Company can redeem its net interest in the Consolidated Funds at any time, the Company cannot directly access or sell the assets held by the Consolidated Funds to obtain cash for general operations. Additionally, the assets of the Consolidated Funds are not available to our general creditors.

The following table summarizes the condensed cash flows for the three months ended March 31, 2021 that are attributable to the Company and to the Consolidated Funds, and the related eliminations required in preparing the consolidated statements.

	Three Months Ended March 31, 2021
	Cash flow attributable to Diamond Hill Investment Group, Inc.	Cash flow attributable to Consolidated Funds	Eliminations	As reported on the Consolidated Statement of Cash Flows
Cash flows from Operating Activities:
Net Income	$13,708,511	$2,475,016	$(1,920,914)	$14,262,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	218,731	—	—	218,731
Share-based compensation	1,481,578	—	—	1,481,578
Net (gains)/losses on investments	(4,651,219)	(2,475,016)	1,920,914	(5,205,321)
Net change in securities held by Consolidated Funds	—	(11,456,604)	—	(11,456,604)
Other changes in assets and liabilities	(16,260,840)	1,299,338	—	(14,961,502)
Net cash used in operating activities	(5,503,239)	(10,157,266)	—	(15,660,505)
Net cash (used in) provided by investing activities	(7,830,682)	—	9,418,555	1,587,873
Net cash (used in) provided by financing activities	(4,956,596)	10,157,266	(9,418,555)	(4,217,885)
Net change during the period	(18,290,517)	—	—	(18,290,517)
Cash and cash equivalents at beginning of period	98,478,202	—	—	98,478,202
Cash and cash equivalents at end of period	$80,187,685	$—	$—	$80,187,685

Use of Supplemental Data as Non-GAAP Performance Measure
As supplemental information, the Company is providing performance measures that are based on methodologies other than GAAP (“non-GAAP”). The Company believes the non-GAAP measures below are useful measures of its core business activities, are important metrics in estimating the value of an asset management business, and may enable more appropriate comparisons to its peers. These non-GAAP measures should not be used as a substitute for financial measures calculated in accordance with GAAP and may be calculated differently by other companies. The following schedule reconciles GAAP measures to non-GAAP measures for the three-months ended March 31, 2021 and 2020, respectively.

	Three Months Ended March 31,
(in thousands, except percentages and per share data)	2021	2020
Total revenue	$39,014	$31,926

Net operating income, GAAP basis	$13,532	$20,465
Non-GAAP adjustment:
Gains (losses) on deferred compensation plan investments, net(1)	3,103	(8,156)
Net operating income, as adjusted, non-GAAP basis(2)	16,635	12,309
Non-GAAP adjustment:
Tax provision on net operating income, as adjusted, non-GAAP basis(3)	(4,402)	(3,448)
Net operating income, as adjusted, after tax, non-GAAP basis(4)	$12,233	$8,861

Net operating income, as adjusted after tax per diluted share, non-GAAP basis(5)	$3.87	$2.71
Diluted weighted average shares outstanding, GAAP basis	3,157	3,273

Operating profit margin, GAAP basis	35%	64%
Operating profit margin, as adjusted, non-GAAP basis(6)	43%	39%
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
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements. The Company does not have any obligation under a guarantee contract, a retained or contingent interest in assets, or any similar arrangement that serves as credit, liquidity, or market risk support for such assets, or any other obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument or arising out of a variable interest.

Critical Accounting Policies and Estimates
For a summary of the critical accounting policies important to understanding the condensed consolidated financial statements, please see Note 2, Significant Accounting Policies, in the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, and Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 2, Significant Accounting Policies, in the 2020 Form 10-K.

ITEM 3:	Quantitative and Qualitative Disclosures About Market Risk
For information regarding the Company’s exposure to certain market risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2020. Except as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations, there have been no significant changes in the Company’s market risk exposures since our December 31, 2020 year end.

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
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We continue to monitor and assess the impact, if any, that the COVID-19 pandemic and the related economic impacts could have on the design and operating effectiveness of our internal controls.

PART II:	OTHER INFORMATION

ITEM 1:	Legal Proceedings
From time to time, the Company is party to ordinary, routine litigation that is incidental to its business. There are currently no such matters pending that the Company believes could have a material adverse effect on its consolidated financial statements.

ITEM 1A:	Risk Factors
There has been no material changes to the Company's risk factors from the information disclosed in Item 1A of the Company’s Annual Report on form 10-K for the year ended December 31, 2020.

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended March 31, 2021, the Company did not sell any common shares that were not registered under the Securities Act. The following table sets forth information regarding the Company’s repurchases of its common shares during the quarter ended March 31, 2021:

Period	Total Number of Shares Purchased for Employee Tax Withholdings(a)	Total Number of Shares Purchased as part of Publicly Announced Programs(b)	Average Price Paid Per Share Purchased Under the Programs	Aggregate Purchase Price of Shares Purchased Under the Programs	Approximate Dollar Value of the Shares That May Yet Be Purchased Under the Program
January 1, 2021 through January 31, 2021	1,729	—	—	—	$35,375,676
February 1, 2021 through February 28, 2021	—	—	—	—	35,375,676
March 1, 2021 through March 31, 2021	—	12,529	$151.10	$1,893,146	$33,482,530
Total	1,729	12,529	$151.10	$1,893,146
(a)The Company regularly withholds common shares for tax payments due upon the vesting of employee restricted stock. During the quarter ended March 31, 2021, the Company purchased 1,729 common shares for employee tax withholdings at an average price paid per share of $149.27.
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
Through March 31, 2021, the Company has repurchased 141,918 of the Company's common shares under the 2020 Repurchase Program at a total cost of $16.5 million.

ITEM 3:	Defaults Upon Senior Securities
None.

ITEM 4:	Mine Safety Disclosures
Not applicable.

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

3.3	Amended and Restated Code of Regulations of the Company (Incorporated by reference from Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on April 28, 2017) (File No. 000-24498).

10.1	Asset Purchase Agreement By and Between Brandywine Global Investment Management, LLC and Diamond Hill Capital Management, Inc.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Section 1350 Certifications. (Furnished herewith)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

DIAMOND HILL INVESTMENT GROUP, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DIAMOND HILL INVESTMENT GROUP, INC.

Date	Title	Signature

April 26, 2021	Chief Executive Officer and President	/s/ Heather E. Brilliant
Heather E. Brilliant

April 26, 2021	Chief Financial Officer and Treasurer	/s/ Thomas E. Line
Thomas E. Line