Form 10-Q
period 2021-06-30
DIAMOND HILL INVESTMENT GROUP INC
filed 2021-07-28
CIK 909108

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
The number of shares outstanding of the issuer’s common stock as of July 28, 2021 is 3,203,103 shares.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes:  ☐    No:  ☒

DIAMOND HILL INVESTMENT GROUP, INC.

PART I:	FINANCIAL INFORMATION

ITEM 1:	Consolidated Financial Statements
Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	6/30/2021	12/31/2020
	(Unaudited)
ASSETS
Cash and cash equivalents	$87,761,054	$98,478,202
Investments	160,603,484	128,401,136
Accounts receivable	22,695,729	17,805,864
Prepaid expenses	2,841,026	2,977,759
Income taxes receivable	—	256,538
Property and equipment, net of accumulated depreciation	6,595,301	6,740,396
Deferred taxes	7,071,667	8,437,446
Total assets	$287,568,261	$263,097,341
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$10,158,068	$8,002,303
Accrued incentive compensation	18,199,037	28,400,000
Income taxes payable	204,425	—
Deferred compensation	34,880,340	33,241,952
Total liabilities	63,441,870	69,644,255
Redeemable noncontrolling interest	14,219,856	9,372,333
Permanent Shareholders’ equity
Common stock, no par value: 7,000,000 shares authorized; 3,208,022 issued and outstanding at June 30, 2021 (inclusive of 216,068 unvested shares); 3,168,823 issued and outstanding at December 31, 2020 (inclusive of 183,718 unvested shares)	86,888,594	80,810,946
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred equity compensation	(19,229,825)	(14,748,118)
Retained earnings	142,247,766	118,017,925
Total permanent shareholders’ equity	209,906,535	184,080,753
Total liabilities and shareholders’ equity	$287,568,261	$263,097,341

Book value per share	$65.43	$58.09
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUES:
Investment advisory	$41,716,427	$26,698,993	$78,285,530	$56,856,673
Mutual fund administration, net	3,353,226	1,549,936	5,798,556	3,318,001
Total revenue	45,069,653	28,248,929	84,084,086	60,174,674
OPERATING EXPENSES:
Compensation and related costs, excluding deferred compensation expense (benefit)	18,940,034	12,557,769	35,754,975	27,974,945
Deferred compensation expense (benefit)	1,511,254	3,825,540	4,614,200	(4,330,341)
General and administrative	3,870,965	2,899,853	6,686,643	4,828,509
Sales and marketing	2,036,856	1,148,782	3,904,882	2,604,464
Mutual fund administration	943,669	789,316	1,824,390	1,604,269
Total operating expenses	27,302,778	21,221,260	52,785,090	32,681,846
NET OPERATING INCOME	17,766,875	7,027,669	31,298,996	27,492,828
Investment income (loss), net	5,877,086	11,562,624	11,540,540	(10,835,468)
NET INCOME BEFORE TAXES	23,643,961	18,590,293	42,839,536	16,657,360
Income tax expense	(6,017,423)	(4,951,814)	(10,950,385)	(5,547,249)
NET INCOME	17,626,538	13,638,479	31,889,151	11,110,111
Net loss (income) attributable to redeemable noncontrolling interest	(761,708)	(1,437,789)	(1,315,810)	2,620,687
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$16,864,830	$12,200,690	$30,573,341	$13,730,798
Earnings per share attributable to common shareholders
Basic	$5.28	$3.79	$9.62	$4.23
Diluted	$5.28	$3.79	$9.62	$4.23
Weighted average shares outstanding
Basic	3,196,501	3,220,973	3,176,744	3,246,867
Diluted	3,196,501	3,220,973	3,176,744	3,246,867
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest (unaudited)

	Three Months Ended June 30, 2021
	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at March 31, 2021	3,197,634	$85,303,452	$(19,440,920)	$128,578,546	$194,441,078	$10,665,146
Issuance of restricted stock grants	15,343	2,551,601	(2,551,601)	—	—	—
Amortization of restricted stock grants	—	—	1,711,863	—	1,711,863	—
Issuance of common stock related to 401(k) plan match	142	24,000	—	—	24,000	—
Issuance of common stock related to employee stock purchase plan	3,083	525,374	—	—	525,374	—
Shares withheld related to employee tax withholding	(2,753)	(429,495)	—	—	(429,495)	—
Forfeiture of restricted stock grants	(5,197)	(1,050,833)	1,050,833	—	—	—
Repurchase of common stock	(230)	(35,505)	—	—	(35,505)	—
Cash dividend paid of $1.00 per share	—	—	—	(3,195,610)	(3,195,610)	—
Net income	—	—	—	16,864,830	16,864,830	761,708
Net subscriptions of consolidated funds	—	—	—	—	—	2,793,002
Balance at June 30, 2021	3,208,022	$86,888,594	$(19,229,825)	$142,247,766	$209,906,535	$14,219,856

	Three Months Ended June 30, 2020
	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at March 31, 2020	3,247,515	$90,602,468	$(18,686,750)	$118,864,202	$190,779,920	$9,554,350
Issuance of restricted stock grants	13,015	1,462,975	(1,462,975)	—	—	—
Amortization of restricted stock grants	—	—	560,606	—	560,606	—
Issuance of common stock related to 401(k) plan match	6,403	642,008	—	—	642,008	—
Shares withheld related to employee tax withholding	(13,631)	(1,230,062)	—	—	(1,230,062)	—
Forfeiture of restricted stock grants	(13,300)	(2,485,647)	2,485,647	—	—	—
Repurchase of common stock	(27,078)	(2,801,896)	—	—	(2,801,896)	—
Net income	—	—	—	12,200,690	12,200,690	1,437,789
Net redemptions of consolidated funds	—	—	—	—	—	(1,420,417)
Balance at June 30, 2020	3,212,924	$86,189,846	$(17,103,472)	$131,064,892	$200,151,266	$9,571,722
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest (unaudited)

	Six Months Ended June 30, 2021
	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at December 31, 2020	3,168,823	$80,810,946	$(14,748,118)	$118,017,925	$184,080,753	$9,372,333
Issuance of restricted stock grants	67,777	10,712,315	(10,712,315)	—	—	—
Amortization of restricted stock grants	—	—	3,108,995	—	3,108,995	—
Common stock issued as incentive compensation	3,681	529,806	—	—	529,806	—
Issuance of common stock related to 401k plan match	296	48,000	—	—	48,000	—
Issuance of common stock related to employee stock purchase plan	3,083	525,374	—	—	525,374	—
Shares withheld related to employee tax withholding	(4,482)	(687,583)	—	—	(687,583)	—
Forfeiture of restricted stock grants	(18,397)	(3,121,613)	3,121,613	—	—	—
Repurchase of common stock	(12,759)	(1,928,651)	—	—	(1,928,651)	—
Cash dividend paid of $1.00 per share	—	—	—	(6,343,500)	(6,343,500)	—
Net income	—	—	—	30,573,341	30,573,341	1,315,810
Net subscriptions of consolidated Funds	—	—	—	—	—	3,531,713
Balance at June 30, 2021	3,208,022	$86,888,594	$(19,229,825)	$142,247,766	$209,906,535	$14,219,856

	Six Months Ended June 30, 2020
	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at December 31, 2019	3,294,672	$95,853,477	$(20,331,890)	$117,334,094	$192,855,681	$14,178,824
Issuance of restricted stock grants	16,865	1,810,399	(1,810,399)	—	—	—
Amortization of restricted stock grants	—	—	2,346,823	—	2,346,823	—
Common stock issued as incentive compensation	23,640	3,396,359	—	—	3,396,359	—
Issuance of common stock related to 401k plan match	11,719	1,289,108	—	—	1,289,108	—
Shares withheld related to employee tax withholding	(15,432)	(1,483,030)	—	—	(1,483,030)	—
Forfeiture of restricted stock grants	(14,525)	(2,691,994)	2,691,994	—	—	—
Repurchase of common stock	(104,015)	(11,984,473)	—	—	(11,984,473)	—
Net income (loss)	—	—	—	13,730,798	13,730,798	(2,620,687)
Net redemptions of consolidated Funds	—	—	—	—	—	(1,986,415)
Balance at June 30, 2020	3,212,924	$86,189,846	$(17,103,472)	$131,064,892	$200,151,266	$9,571,722

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$31,889,151	$11,110,111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	577,706	507,737
Share-based compensation	3,268,734	3,635,931
Decrease (increase) in accounts receivable	(4,889,865)	3,230,897
Change in current income taxes	460,963	5,903,671
Change in deferred income taxes	1,365,779	(794,862)
Net (gains) losses on investments	(10,647,261)	12,135,645
Net change in securities held by Consolidated Funds	(14,055,138)	169,476
Decrease in accrued incentive compensation	(9,671,157)	(10,265,331)
Increase (decrease) in deferred compensation	1,638,388	(3,649,491)
Other changes in assets and liabilities	2,889,156	(285,183)
Net cash provided by operating activities	2,826,456	21,698,601
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(662,714)	(864,508)
Purchase of Company sponsored investments	(12,433,151)	(11,879,416)
Proceeds from sale of Company sponsored investments	4,566,647	24,662,847
Net cash provided by (used in) investing activities	(8,529,218)	11,918,923
CASH FLOWS FROM FINANCING ACTIVITIES:
Value of shares withheld related to employee tax withholding	(687,583)	(1,483,030)
Payment of dividends	(6,343,500)	—
Net subscriptions (redemptions) received from redeemable noncontrolling interest holders	3,531,713	(1,986,415)
Repurchase of common stock	(1,928,651)	(11,984,473)
Proceeds received under employee stock purchase plan	413,635	—
Net cash used in financing activities	(5,014,386)	(15,453,918)
CASH AND CASH EQUIVALENTS
Net change during the period	(10,717,148)	18,163,606
At beginning of period	98,478,202	93,176,253
At end of period	$87,761,054	$111,339,859
Supplemental cash flow information:
Income taxes paid	$9,123,643	$438,440
Supplemental disclosure of non-cash transactions:
Common stock issued as incentive compensation	$529,806	$3,396,359
Charitable donation of corporate investments	$366,555	—

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Notes to Consolidated Financial Statements (unaudited)
Note 1 Business and Organization
Diamond Hill Investment Group, Inc. (the "Company"), an Ohio corporation, derives consolidated revenue and net income from investment advisory and fund administration services.
Diamond Hill Capital Management, Inc. ("DHCM"), an Ohio corporation, is a wholly owned subsidiary of the Company and a registered investment adviser. DHCM is the investment adviser and administrator for the Diamond Hill Funds (the "Funds"), a series of open-end mutual funds. DHCM also provides investment advisory services to a private investment fund, separately managed accounts, and other mutual funds.
Note 2 Significant Accounting Policies
Basis of Presentation
The accompanying unaudited, condensed, consolidated financial statements as of June 30, 2021 and December 31, 2020, and for the three- and six-month periods ended June 30, 2021 and 2020, for Diamond Hill Investment Group, Inc. and its subsidiaries (referred to in these notes to the condensed consolidated financial statements as "the Company," "management," "we," "us," and "our"), have been prepared in accordance with United States generally accepted accounting principles ("GAAP"), with the instructions to Form 10-Q, and with Article 10 of Securities and Exchange Commission (the "SEC") Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair statement of the financial condition and results of operations as of the dates, and for the interim periods, presented have been included. These unaudited, condensed, consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements of the Company included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the "2020 Form 10-K"), as filed with the SEC.
Operating results for the three- and six-month periods ended June 30, 2021 are not necessarily indicative of the results the Company may expect for the full fiscal year ending December 31, 2021 (“fiscal 2021”).
For further information regarding the risks to the Company's business, refer to the consolidated financial statements and notes thereto included in the 2020 Form 10-K and in “Part II – Item 1A. – Risk Factors” of this Quarterly Report on Form 10-Q.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires Company management to make estimates and assumptions related to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expense during the period. Actual results could differ from those estimates.
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
The Company performs its consolidation analysis at the individual Fund level and has concluded that the Funds are voting rights entities ("VREs") because the structure of the Funds is such that the shareholders are deemed to have the power through voting rights to direct the activities that most significantly impact each Fund's economic performance. To the extent material, the Funds are consolidated if Company ownership, directly or indirectly, represents a majority interest (greater than 50%). The Company records redeemable noncontrolling interest in consolidated investments for which the Company's ownership is less than 100%. The Company has consolidated the Diamond Hill Large Cap Concentrated Fund, the Diamond Hill International Fund, and the Diamond Hill Global Fund (collectively, the "Consolidated Funds") as of June 30, 2021.
DHCM is the investment manager of Diamond Hill Micro Cap Fund, LP (“DHMF”), a Delaware limited partnership, and is the managing member of Diamond Hill Fund GP, LLC (the “General Partner”), which is the general partner of DHMF. DHCM is wholly owned by, and consolidated with, the Company. Further, DHCM, through its control of the General Partner, has the power to direct DHMF’s economic activities and the right to receive investment advisory fees that may be significant to DHMF. DHMF's commenced operations on June 1, 2021 and its underlying assets consist primarily of marketable securities.
The Company concluded DHMF was a variable interest entity (“VIE”) given that: (i) DHCM has disproportionately less voting interest than economic interest, and (ii) DHMF's limited partners have full power to remove the General Partner (which is controlled by the Company) due to the existence of substantive kick-out rights. In addition, substantially all of DHMF's activities are conducted on behalf of the General Partner, which has disproportionately few voting rights. The Company concluded it is not the primary beneficiary of DHMF as it lacks the power to control DHMF, since DHMF's limited partners have single-party kick-out rights and can unilaterally remove the General Partner without cause. DHCM’s investments in DHMF are reported as a component of the Company’s investment portfolio, valued at DHCM’s respective share of the net income or loss of DHMF.
Gains and losses attributable to changes in the value of DHCM’s interests in DHMF are included in the Company’s reported investment income. The Company’s exposure to loss as a result of its involvement with DHMF is limited to the amount of its investment. DHCM is not obligated to provide, and has not provided, financial or other support to DHMF, other than its investments to date and its contractually provided investment advisory responsibilities. The Company has not provided liquidity arrangements, guarantees, or other commitments to support DHMF’s operations, and DHMF’s creditors and interest holders have no recourse to the general credit of the Company.
Redeemable Noncontrolling Interest
Redeemable noncontrolling interest represents third-party interests in the Consolidated Funds. This interest is redeemable at the option of the investors, and therefore, is not treated as permanent equity. Redeemable noncontrolling interest is recorded at redemption value, which approximates the fair value each reporting period.
Segment Information
Management has determined that the Company operates in one business segment, which is providing investment management and administration services to mutual funds, separately managed accounts, sub-advised funds, and a private fund. Therefore, the Company does not present disclosures relating to operating segments in annual or interim financial statements.
Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and money market mutual funds held by DHCM.
Accounts Receivable
The Company records accounts receivable when they are due and presents them on the balance sheet net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of the individual or entity that owes the receivable. No allowance for doubtful accounts was deemed necessary at either June 30, 2021, or December 31, 2020. Accounts receivable from the Funds were $12.8 million as of June 30, 2021, and $10.5 million as of December 31, 2020.
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
Property and Equipment
Property and equipment, consisting of leasehold improvements, right-of-use lease assets, computer equipment, capitalized software, furniture, and fixtures are carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated lives of the assets.
Revenue Recognition – General
The Company recognizes revenue when it satisfies performance obligations under the terms of a contract with a client. The Company earns substantially all of its revenue from DHCM investment advisory and fund administration contracts. Investment advisory and administration fees, generally calculated as a percentage of assets under management ("AUM"), are recorded as revenue as services are performed. In addition to fixed fees based on a percentage of AUM, certain client accounts also provide periodic performance-based fees.

Revenue earned during the three months ended June 30, 2021 and 2020 under contracts with clients include:

	Three Months Ended June 30, 2021
	Investment advisory	Mutual fund administration, net	Total revenue
Proprietary funds	$30,452,474	$3,353,226	$33,805,700
Sub-advised funds and separately managed accounts	11,263,953	—	11,263,953
	$41,716,427	$3,353,226	$45,069,653

	Three Months Ended June 30, 2020
	Investment advisory	Mutual fund administration, net	Total revenue
Proprietary funds	$19,722,742	$1,549,936	$21,272,678
Sub-advised funds and separately managed accounts	6,976,251	—	6,976,251
	$26,698,993	$1,549,936	$28,248,929

Revenue earned during the six months ended June 30, 2021 and 2020 under contracts with clients include:

	Six Months Ended June 30, 2021
	Investment advisory	Mutual fund administration, net	Total revenue
Proprietary funds	$56,963,175	$5,798,556	$62,761,731
Sub-advised funds and separately managed accounts	21,322,355	—	21,322,355
	$78,285,530	$5,798,556	$84,084,086

	Six Months Ended June 30, 2020
	Investment advisory	Mutual fund administration, net	Total revenue
Proprietary funds	$43,177,305	$3,318,001	$46,495,306
Sub-advised funds and separately managed accounts	13,679,368	—	13,679,368
	$56,856,673	$3,318,001	$60,174,674

Revenue Recognition – Investment Advisory Fees
DHCM's investment advisory contracts with clients have a single performance obligation because the contracted services are not separately identifiable from other obligations in the contracts and, therefore, are not distinct. All performance obligations to provide investment advisory services are satisfied over time by DHCM and the Company recognizes revenue through DHCM as time passes.
The fees DHCM receives for its services under its investment advisory contracts are based on AUM, which changes based on the value of securities held under each investment advisory contract. These fees are thereby constrained and represent variable consideration, and they are excluded from revenue until the AUM on which DHCM's client is billed is no longer subject to market fluctuations.
DHCM also provides services to model delivery programs in which DHCM provides its strategy model portfolio to the program sponsor. DHCM is paid a model delivery fee for its services by the program sponsor at a pre-determined rate based on assets in the program. Model delivery program revenues were $1.3 million and $0.6 million for the three months ended June 30, 2021 and 2020, and $2.2 million and $1.2 million for the six months ended June 30, 2021 and 2020, respectively. Model delivery program revenue is included in investment advisory fees in the consolidated statements of income.
Revenue Recognition – Performance-Based Fees
DHCM manages certain client accounts that pay performance-based fees. These fees are calculated based on client investment results over rolling five-year periods. The Company records performance-based fees when it is probable that a significant reversal of the revenue will not occur. The Company did not record any performance-based fees during either of the three- or six-month periods ended June 30, 2021 and 2020. The table below shows AUM subject to performance-based fees and the amount of performance-based fees that would be recognized based upon investment results as of June 30, 2021:

	As of June 30, 2021
	AUM subject to performance-based fees	Unearned performance-based fees
Contractual Period Ending:
Quarter Ending September 30, 2021	$391,510,444	$10,715,868
Quarter Ending December 31, 2021	70,457,587	265,240
Total	$461,968,031	$10,981,108
The contractual end dates highlight the time remaining until the performance-based fees are scheduled to be earned. The amount of performance-based fees that would be recognized based upon investments results as of June 30, 2021, will increase or decrease based on future client investment results through the end of the contractual period. The Company cannot assure that it will earn the unearned amounts set forth above.
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

The Funds have selected and contractually engaged certain vendors to fulfill various services to benefit the Funds’ shareholders or to satisfy regulatory requirements of the Funds. These services include, among others, required shareholder mailings, federal and state registrations, and legal and audit services. In fulfilling a portion of its role under the administration agreement with the Funds, DHCM acts as agent and pays for these services on behalf of the Funds. Each vendor is independently responsible for fulfillment of the services it has been engaged to provide and negotiates its fees and terms directly with the management and board of trustees of the Funds. Each year, the Funds' board of trustees reviews the fee that each Fund pays to DHCM, and specifically considers the contractual expenses that DHCM pays on behalf of the Funds. As a result, DHCM is not involved in the delivery or pricing of these services, and bears no risk related to these services. Revenue has been recorded net of these Fund-related expenses. In addition, DHCM advances the upfront commissions that are paid to brokers who sell Class C shares of the Funds. These advances are capitalized and amortized over 12 months to correspond with the repayments DHCM receives from the principal underwriter to recoup this commission advancement. During the first quarter of 2021, Class C shares were eliminated and converted to Investor Class shares. As a result, no financing activity will be recognized in future periods.
Mutual fund administration gross and net revenue are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Mutual fund administration:
Administration revenue, gross	$8,103,606	$4,980,615	$15,030,019	$10,573,273
Fund related expense	(4,750,380)	(3,434,966)	(9,216,537)	(7,262,215)
Revenue, net of related expenses	3,353,226	1,545,649	5,813,482	3,311,058
C-Share financing:
Broker commission advance repayments	—	66,817	33,594	130,359
Broker commission amortization	—	(62,530)	(48,520)	(123,416)
Financing activity, net	—	4,287	(14,926)	6,943
Mutual fund administration revenue, net	$3,353,226	$1,549,936	$5,798,556	$3,318,001
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

Note 3 Investments
The following table summarizes the carrying value of the Company's investments as of June 30, 2021 and December 31, 2020:

	As of
	June 30, 2021	December 31, 2020
Fair value investments:
Securities held in Consolidated Funds(a)	$52,638,472	$33,233,307
Company sponsored investments	98,061,822	95,167,829
Company sponsored equity method investments	9,903,190	—
Total Investments	$160,603,484	$128,401,136
(a) Of the securities held in the Consolidated Funds as of June 30, 2021, the Company directly held $37.6 million and noncontrolling shareholders held $15.0 million. Of the securities held in the Consolidated Funds as of December 31, 2020, the Company directly held $23.6 million and noncontrolling shareholders held $9.6 million.
The components of net investment income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Realized gains (losses)	$1,535,575	$(925,889)	$4,059,080	$(1,743,428)
Unrealized gains (losses)	3,756,121	11,948,270	6,261,465	(10,519,328)
Dividends	604,921	570,538	1,269,930	1,464,951
Other	(19,531)	(30,295)	(49,935)	(37,663)
Investment income (loss), net	$5,877,086	$11,562,624	$11,540,540	$(10,835,468)
Company Sponsored Equity Method Investments
As of and during the three- and six-month periods ended June 30, 2021, the Company's only equity method investment was DHMF, and the Company's ownership percentage in DHMF was 86%. DHMF commenced operations on June 1, 2021.
The following table includes the condensed summary financial information from the Company's equity method investments as of and for the three- and six-month periods ended June 30, 2021:

		As of
		June 30, 2021
Total assets		$11,609,592
Total liabilities		130,745
Net assets		11,478,847
DHCM's portion of net assets		$9,903,190

	For the Three Months Ended	For the Six Months Ended
	June 30, 2021	June 30, 2021
Investment income	$5,600	$5,600
Expenses	8,857	8,857
Net unrealized depreciation	(117,896)	(117,896)
Net loss	(121,153)	(121,153)
DHCM's portion of net loss	$(96,810)	$(96,810)

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
Level 3 - Valuations derived from techniques in which significant inputs are unobservable. The Company does not value any investments using Level 3 inputs.
These levels are not necessarily indicative of the risk or liquidity associated with investments.
The following table summarizes investments that are recognized in the Company's consolidated balance sheet using fair value measurements (excluding investments classified as equity method investments) determined based upon the differing levels as of June 30, 2021:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$81,991,040	$—	$—	$81,991,040
Fair value investments:
Securities held in Consolidated Funds(a)	$32,994,095	$19,644,377	—	$52,638,472
Company-sponsored investments	$98,061,822	$—	$—	$98,061,822
(a) Of the securities held in the Consolidated Funds as of June 30, 2021, the Company directly held $37.6 million and noncontrolling shareholders held $15.0 million.
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
The Company did not borrow under the Credit Agreement for the period ended June 30, 2021, and no borrowings are outstanding as of June 30, 2021.
Note 6 Compensation Plans
Share-Based Payment Transactions
The Company issues restricted stock grants under the 2014 Equity and Cash Incentive Plan (the "2014 Plan"). Restricted stock grants represent common shares issued and outstanding upon grant subject to vesting restrictions. The Company has historically issued stock grants that cliff vest after five years to all new employees upon hire and as additional grants to key employees on a periodic basis. While the Company currently plans to continue to issue five-year cliff vest grants to new employees, beginning in 2021, the Company began making new long-term incentive awards to existing employees in the form of three-year graded vesting stock grants.
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

The following table represents a roll-forward of outstanding restricted stock and related activity for the six months ended June 30, 2021:

	Shares	Weighted-Average Grant Date Price per Share
Outstanding restricted stock as of December 31, 2020	183,718	$173.80
Grants issued	67,777	158.05
Grants vested	(17,030)	173.69
Grants forfeited	(18,397)	169.68
Total outstanding restricted stock as of June 30, 2021	216,068	$167.19
As of June 30, 2021, 174,078 common shares remained available for grants under the 2014 Plan.
Total deferred equity compensation related to unvested restricted stock was $19.2 million as of June 30, 2021. The recognition of compensation expense related to deferred compensation over the remaining vesting periods is as follows:

Six Months Remaining In
2021	2022	2023	2024	2025	Thereafter	Total
$4,129,469	$7,359,397	$5,499,650	$1,917,053	$314,519	$9,737	$19,229,825
Employee Stock Purchase Plan
The Company adopted the Diamond Hill Investment Group, Inc. Employee Stock Purchase Plan (the "ESPP") effective October 27, 2020. Under the ESPP, eligible employees may purchase shares of the Company's common stock at 85% of the fair market value on the last day of each offering period. Each offering period is approximately three months coinciding with the Company's fiscal quarters. During the six-month period ended June 30, 2021, ESPP participants purchased 3,083 shares of common stock for $0.4 million and the Company recorded $0.1 million of share-based payment expense related to these purchases.
Stock Grant Transactions
The following table represents common shares issued as part of the Company's incentive compensation program during the six-month period ended June 30, 2021, and 2020:

	Shares Issued	Grant Date Value
June 30, 2021	3,681	$529,806
June 30, 2020	23,640	$3,396,359
401(k) Plan
The Company sponsors a 401(k) plan in which all employees are eligible to participate. Employees may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company matches employee contributions equal to 250 percent of the first six percent of an employee’s compensation contributed to the plan. Since January 1, 2021, the Company has settled the 401(k) plan matching contributions in cash or common shares of the Company based on the election of the employees. Prior to January 1, 2021, the Company made all matching contributions in common shares of the Company.
Deferred Compensation Plans
The Company offers two deferred compensation plans, the Diamond Hill Fixed Term Deferred Compensation Plan and the Diamond Hill Variable Term Deferred Compensation Plan (together, the “Plans”). Under the Plans, participants may elect to voluntarily defer, for a minimum of five years, certain incentive compensation that the Company then contributes into the Plans. Participants are responsible for designating investment options for the assets they contribute, and the distribution paid to each participant reflects any gains or losses on the assets realized in connection with the Plans. Assets held in the Plans are included in the Company’s investment portfolio, and the associated obligation to participants is included in deferred compensation liability. Deferred compensation liability was $34.9 million and $33.2 million as of June 30, 2021 and December 31, 2020, respectively.

Note 7 Operating Lease
The Company currently leases office space of approximately 37,829 square feet at one location.
As of June 30, 2021, the carrying value of this right-of-use asset, which is included in property and equipment, was approximately $1.8 million net of deferred rent on the consolidated balance sheets. As of June 30, 2021, the carrying value of the lease liability was approximately $2.2 million, which is included in accounts payable and accrued expenses on the consolidated balance sheets.
The following table summarizes the total lease and operating expenses for the three- and six-month periods ended June 30, 2021 and 2020:

	June 30, 2021	June 30, 2020
Three Months Ended	$241,190	$239,630
Six Months Ended	$450,232	$465,488
The approximate future minimum lease payments under the operating lease are as follows:

Future Minimum Lease Payments
Six Months Remaining In
2021	2022	2023	2024	2025	Total
$312,089	$624,179	$624,179	$624,179	$156,045	$2,340,671
Note 8 Income Taxes
The Company has determined its interim tax provision projecting an estimated annual effective tax rate.
A reconciliation of the statutory federal tax rate to the Company’s effective income tax rate is as follows:

	Six Months Ended June 30,
	2021	2020
Statutory U.S. federal income tax rate	21.0%	21.0%
State and local income taxes, net of federal benefit	4.5%	4.3%
Internal revenue code section 162 limitations	0.9%	1.4%
Other	—%	2.1%
Unconsolidated effective income tax rate	26.4%	28.8%
Impact attributable to redeemable noncontrolling interest(a)	(0.8)%	4.5%
Effective income tax rate	25.6%	33.3%
(a) The provision for income taxes includes the impact of the operations of the Consolidated Funds, which are not subject to federal income taxes. Accordingly, a portion of the Company’s earnings are not subject to corporate tax levels.
Absent the impact attributable to redeemable noncontrolling interest, the estimated unconsolidated effective income tax rate would have been 26.4%. The Company's actual effective tax rate for fiscal year ended December 31, 2021 could be materially different from the projected rate as of June 30, 2021.
The net temporary differences incurred to date will reverse in future periods as the Company generates taxable earnings. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets recorded. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2021 and December 31, 2020, no valuation allowance was deemed necessary.

FASB ASC 740, Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company recognizes tax benefits related to positions taken, or expected to be taken, on its tax returns, only if the positions are more likely than not sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its financial statements. The Company did not record an accrual for tax related uncertainties or unrecognized tax positions as of June 30, 2021 or December 31, 2020.
The Company did not recognize any interest and penalties during the six months ended June 30, 2021.
Note 9 Earnings Per Share
The Company’s common shares outstanding consist of all shares issued and outstanding, including unvested restricted shares. Basic and diluted EPS are calculated under the two-class method. The following table sets forth the computation for basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Income	$17,626,538	$13,638,479	$31,889,151	$11,110,111
Less: Net loss (income) attributable to redeemable noncontrolling interest	(761,708)	(1,437,789)	(1,315,810)	2,620,687
Net income attributable to common shareholders	$16,864,830	$12,200,690	$30,573,341	$13,730,798

Weighted average number of outstanding shares - Basic	3,196,501	3,220,973	3,176,744	3,246,867
Weighted average number of outstanding shares - Diluted	3,196,501	3,220,973	3,176,744	3,246,867

Earnings per share attributable to common shareholders
Basic	$5.28	$3.79	$9.62	$4.23
Diluted	$5.28	$3.79	$9.62	$4.23
Note 10 Commitments and Contingencies
The Company indemnifies its directors, officers, and certain employees for certain liabilities that may arise from performance of their duties to the Company. From time to time, the Company may be involved in legal matters relating to claims arising in the ordinary course of business. There are currently no such matters pending that the Company believes could have a material adverse effect on its consolidated financial statements.
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

The Purchase Agreement contains customary representations, warranties, and covenants and is subject to customary closing conditions, including a minimum net revenue requirement as of the closing date and approval by the shareholders of the Acquired Funds. The shareholder approval for each of the Acquired Funds was obtained during the three months ended June 30, 2021, and the sale is expected to close on July 30, 2021.

Note 12 Subsequent Events
On July 28, 2021, the Company’s board of directors approved a quarterly cash dividend of $1.00 per share payable September 24, 2021, to shareholders of record as of September 9, 2021. This dividend will reduce shareholders' equity by approximately $3.2 million.

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
Factors that could cause such actual results or experiences to differ from results discussed in the forward-looking statements include, but are not limited to: (i) any reduction in the Company's AUM; (ii) withdrawal, renegotiation, or termination of DHCM's investment advisory agreements; (iii) damage to the Company's reputation; (iv) failure to comply with investment guidelines or other contractual requirements; (v) challenges from the competition the Company faces in its business; (vi) adverse regulatory and legal developments; (vii) unfavorable changes in tax laws or limitations; (viii) interruptions in or failure to provide critical technological service by the Company or third parties; (ix) adverse civil litigation and government investigations or proceedings; (x) risk of loss on the Company's investments; (xi) lack of sufficient capital on satisfactory terms; (xii) losses or costs not covered by insurance; (xiii) impairment of goodwill or intangible assets; (xiv) a decline in the performance of our products; (xv) changes in interest rates; (xvi) changes in national and local economic and political conditions; (xvii) the continuing economic uncertainty in various parts of the world; (xviii) the effects of the COVID-19 pandemic and the actions taken in connection therewith; (xix) political uncertainty caused by, among other things, political parties, economic nationalist sentiments, tensions surrounding the current socioeconomic landscape, and other risks identified from time-to-time in other public documents the Company files with the SEC.
General
The Company derives consolidated revenue and net income from investment advisory and fund administration services provided by DHCM. DHCM is a registered investment adviser under the Investment Advisers Act of 1940, as amended. DHCM sponsors, distributes, and provides investment advisory and related services to clients through the Funds, sub-advised mutual funds, a private investment fund, and separately managed accounts.
DHCM is a client-centric organization committed to a set of shared investment principles and core values intended to enable excellent investment outcomes for clients. By committing to valuation disciplined active portfolio management, fundamental bottom-up research, and a long-term business owner mindset, DHCM has created a suite of investment strategies designed for long-term strategic allocations from institutionally oriented investors. DHCM’s core values of curiosity, ownership, trust, and respect create an environment where investment professionals can focus on results and all teammates focus on the overall client experience. The combination of these investment principles and core values create an aligned boutique model ensuring that associates succeed when clients succeed. This alignment with clients is emphasized through: (i) personal investment by Company employees in the strategies managed, (ii) a fee philosophy focused on a fair sharing of the economics among clients, employees, and shareholders, (iii) a strict adherence to capacity discipline ensuring the ability to add value for existing clients, and (iv) compensation driven by the value created.
The Company's primary objective is to fulfill its fiduciary duty to its clients. The Company's secondary objective is to grow its intrinsic value to achieve an adequate long-term return for our shareholders.
Assets Under Management
The Company derives revenue primarily from DHCM's investment advisory and administration fees. Investment advisory and administration fees paid to DHCM are generally based on the value of the investment portfolios it manages and fluctuate with changes in the total value of its AUM. The Company, through DHCM, recognizes revenue when it satisfies its performance obligations under the terms of a contract with a client.

The Company's revenues are highly dependent on both the value and composition of AUM. The following is a summary of the Company's AUM by product and investment objective, as well as a roll-forward of the change in AUM, for the three- and six-months ended June 30, 2021 and 2020:

	Assets Under Management
	As of June 30,
(in millions, except percentages)	2021	2020	% Change
Proprietary funds	$22,004	$13,780	60%
Sub-advised funds	3,651	2,463	48%
Separately managed accounts	6,705	4,402	52%
Total AUM	$32,360	$20,645	57%

	Assets Under Management by Investment Strategy
	As of June 30,
(in millions, except percentages)	2021	2020	% Change
Small Cap	$603	$475	27%
Small-Mid Cap	3,042	2,347	30%
Mid Cap	1,081	837	29%
Large Cap	19,604	11,387	72%
Large Cap Concentrated	50	22	127%
All Cap Select	419	343	22%
Long-Short	2,058	2,202	(7)%
Global/International	38	28	36%
Micro Cap	11	—	NM
Total Equity	26,906	17,641	53%
Short Duration Securitized	1,345	855	57%
Core Fixed Income	710	401	77%
Long Duration Treasury	50	58	(14)%
Corporate Credit	2,266	1,370	65%
High Yield	1,148	389	195%
Total Fixed Income	5,519	3,073	80%
Total Equity and Fixed Income	32,425	20,714	57%
(Less: Investments in affiliated funds)(a)	(65)	(69)	(6)%
Total AUM	$32,360	$20,645	57%
(a) Certain of the Funds own shares of the Diamond Hill Short Duration Securitized Bond Fund. The Company reduces the total AUM by these investments held in this affiliated fund.

	Change in Assets Under Management
	For the Three Months Ended June 30,
(in millions)	2021	2020
AUM at beginning of the period	$30,582	$17,496
Net cash inflows (outflows)
proprietary funds	260	(59)
sub-advised funds	(99)	146
separately managed accounts	389	144
	550	231
Net market appreciation and income	1,228	2,918
Increase during the period	1,778	3,149
AUM at end of the period	$32,360	$20,645

Average AUM during the period	$32,095	$19,729

	Change in Assets Under Management
	For the Six Months Ended June 30,
(in millions)	2021	2020
AUM at beginning of the period	$26,411	$23,399
Net cash inflows (outflows)
proprietary funds(a)	1,987	(47)
sub-advised funds	(57)	691
separately managed accounts	214	(162)
	2,144	482
Net market appreciation (depreciation) and income(a)	3,805	(3,236)
Increase (decrease) during the period	5,949	(2,754)
AUM at end of the period	$32,360	$20,645

Average AUM during the period	$30,146	$20,591
(a) Reflects a $150 million adjustment from net flows to market appreciation related to the quarter ended March 31, 2021.

	Net Cash Inflows (Outflows) Further Breakdown For the Three Months Ended June 30,
(in millions)	2021	2020
Net cash inflows (outflows)
Equity	$65	$(374)
Fixed Income	485	605
	$550	$231

	Net Cash Inflows (Outflows) Further Breakdown For the Six Months Ended June 30,
(in millions)	2021	2020
Net cash inflows (outflows)
Equity(a)	$1,200	$(192)
Fixed Income(b)	944	674
	$2,144	$482
(a) Reflects a $120 million adjustment from net flows to market appreciation related to the quarter ended March 31, 2021.
(b) Reflects a $30 million adjustment from net flows to market appreciation related to the quarter ended March 31, 2021.
AUM increased $1.8 billion during the three months ended June 30, 2021, due to appreciation in the financial markets and net inflows into our strategies during the period. Both our equity and fixed income strategies experienced net inflows during the three months ended June 30, 2021. Flows into our fixed income strategies during the three months ended June 30, 2021, totaled $0.5 billion. Flows into our equity strategies totaled $0.1 billion.
AUM increased $5.9 billion during the six months ended June 30, 2021, due to appreciation in the financial markets and net inflows into our strategies during the period. Both our equity and fixed income strategies experienced net inflows during the six months ended June 30, 2021. Flows in our equity strategies were largely driven by our Large Cap strategy, which experienced net inflows of $2.1 billion. These net inflows were partially offset by net outflows from our other equity strategies totaling approximately $0.9 billion. Each of the Company's fixed income strategies, except Long Duration Treasury, had net positive flows during the six months ended June 30, 2021, totaling $0.9 billion.
Effective March 31, 2021, the Company closed its Large Cap strategy to most new investors. In February 2021, the Company began offering its Large Cap Concentrated strategy as a new open-end mutual fund in the Fund lineup. On June 1, 2021, DHMF commenced operations and the Company began offering DHMF limited partnership interests for investment.
Model Delivery Programs
DHCM provides strategy-specific model portfolios to sponsors of model delivery programs. DHCM does not have discretionary investment authority over individual client accounts in model delivery programs, and therefore, these assets are not included in its AUM. DHCM provides updated model portfolios to the program sponsors on a periodic basis. DHCM is paid for its services by the program sponsor at a pre-determined rate based on assets in the program. Model delivery program assets were $1.8 billion as of June 30, 2021, and $1.1 billion as of December 31, 2020.

Consolidated Results of Operations
The following is a table and discussion of the Company's consolidated results of operations.

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except per share amounts and percentages)	2021	2020	% Change	2021	2020	% Change
Total revenue	$45,070	$28,249	60%	$84,084	$60,175	40%
Net operating income	$17,767	$7,028	153%	31,299	27,493	14%
Net operating income, as adjusted(a)	$19,278	$10,854	78%	35,913	23,163	55%
Investment income (loss), net	5,877	11,563	(49)%	11,541	(10,835)	NM
Income tax expense	6,017	4,952	22%	10,950	5,547	97%
Net income attributable to common shareholders	16,865	12,201	38%	30,573	13,731	123%
Earnings per share attributable to common shareholders (diluted)	$5.28	$3.79	39%	$9.62	$4.23	127%
Operating profit margin	39%	25%		37%	46%
Operating profit margin, as adjusted(a)	43%	38%		43%	38%
(a) Net operating income, as adjusted, and operating profit margin, as adjusted, are non-GAAP performance measurements. See the "Use of Supplemental Data as Non-GAAP Performance Measure" section within this Quarterly Report on Form10-Q.
Summary Discussion of Consolidated Results of Operations - Three Months Ended June 30, 2021, compared with Three Months Ended June 30, 2020
Revenue for the three months ended June 30, 2021, increased $16.8 million compared to the three months ended June 30, 2020, primarily due to a 63% increase in average AUM, partially offset by a decrease in the average advisory fee rate from 0.55% to 0.52% quarter-over-quarter. The decrease in average advisory fee rate was driven by an increase in the mix of assets held in lower fee rate strategies.
Operating profit margin was 39% for the three months ended June 30, 2021, and 25% for the three months ended June 30, 2020. Operating profit margin, as adjusted, was 43% for the three months ended June 30, 2021, and 38% for the same period in 2020. Operating profit margin, as adjusted, excludes deferred compensation expense (benefit) from operating income because it is offset by an equal amount in investment income below net operating income on the income statement and thus has no effect on net income attributable to the Company. The Company believes this non-GAAP measure helps the reader to understand its core operating results and increases comparability period-to-period. See "Use of Supplemental Data as Non-GAAP Performance Measure" section within this Quarterly Report on Form 10-Q.
The company expects that its operating margin will fluctuate from period-to-period based on various factors, including revenues, investment results, employee performance, staffing levels, gains and losses on investments held in deferred compensation plans, and development of investment strategies, products, or channels. The Company compensates portfolio managers based on long-term performance, so when revenue and long-term performance are misaligned, operating margins can fluctuate materially.
The Company recognized $5.9 million in investment income due to market appreciation for the three months ended June 30, 2021, compared with investment income of $11.6 million for the three months ended June 30, 2020.
Income tax expense increased $1.1 million for the three months ended June 30, 2021, compared to the same period in 2020. The increase in income tax expense was primarily due to an increase in DHCM's income before taxes, which was partially offset by a decrease in the Company's effective tax rate from 26.6% to 25.5% period-over-period primarily due to the impact of redeemable noncontrolling interest period-over-period. The provision for income taxes includes the effect of the operations of the Consolidated Funds that are not subject to federal income taxes. Accordingly, a portion of the Company's earnings are not subject to corporate tax. The effective tax rate of 25.5% differed from the federal statutory tax rate of 21% due primarily to state and local taxes in the jurisdictions in which the Company does business.
The Company generated net income attributable to common shareholders of $16.9 million ($5.28 per diluted share) for the three months ended June 30, 2021, compared with net income attributable to common shareholders of $12.2 million ($3.79 per diluted share) for the three months ended June 30, 2020, primarily due to increased revenues, which were partially offset by a decrease in investment income.

Revenue

	Three Months Ended June 30,
(in thousands, except percentages)	2021	2020	% Change
Investment advisory	$41,716	$26,699	56%
Mutual fund administration, net	3,354	1,550	116%
Total	$45,070	$28,249	60%
Investment Advisory Fees. Investment advisory fees increased $15.0 million, or 56%, from the three months ended June 30, 2020, to the three months ended June 30, 2021. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates, which vary by investment product. The increase in investment advisory fees was primarily due to an increase of 63% in average AUM, which was partially offset by a decrease in the average advisory fee rate from 0.55% to 0.52% quarter-over-quarter. The decrease in average advisory fee rate was driven by an increase in the mix of assets held in lower fee rate strategies during the three months ended June 30, 2021, compared to the three months ended June 30, 2020.
Mutual Fund Administration Fees. Mutual fund administration fees increased $1.8 million, or 116%, from the three months ended June 30, 2020 to the three months ended June 30, 2021. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of the Funds' average AUM. This increase was primarily due to a 67% increase in the Funds' average AUM from the three months ended June 30, 2020, to the three months ended June 30, 2021, and a reduction of administrative fees paid on behalf of the Funds.

Expenses

	Three Months Ended June 30,
(in thousands, except percentages)	2021	2020	% Change
Compensation and related costs, excluding deferred compensation expense	$18,940	$12,558	51%
Deferred compensation expense	1,511	3,826	(61)%
General and administrative	3,871	2,900	33%
Sales and marketing	2,037	1,149	77%
Mutual fund administration	944	788	20%
Total	$27,303	$21,221	29%
Compensation and Related Costs, Excluding Deferred Compensation Expense. Employee compensation and benefits increased by $6.4 million, or 51%, from the three months ended June 30, 2020, compared to the three months ended June 30, 2021. This increase was due to an increase in accrued incentive compensation of $4.3 million, an increase in salary and related benefits of $1.1 million, and an increase in restricted stock expense of $1.0 million. Incentive compensation expense can fluctuate significantly period-over-period as the Company evaluates investment performance, individual performance, Company performance and other factors.
Deferred Compensation Expense. Deferred compensation expense was $1.5 million for the three months ended June 30, 2021, compared to an expense of $3.8 million for the three months ended June 30, 2020, due to market appreciation on our deferred compensation plan investments.
The gain on deferred compensation plan investments increases deferred compensation expense and is included in operating income. Deferred compensation expense is offset by an equal amount in investment income below net operating income on the consolidated statements of income, and thus has no impact on net income attributable to the Company.
General and Administrative. General and administrative expenses increased by $1.0 million, or 33%, from the three months ended June 30, 2020, to the three months ended June 30, 2021. This increase was due primarily due to approximately $0.5 million of proxy solicitation fees related to the pending sale of the businesses of DHCM’s two high yield-focused mutual funds (see note 11 in the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-

Q), a $0.1 million increase in depreciation expense related to distribution technology software, a $0.2 million increase in IT staffing, hardware, and software expense, and $0.2 million of other general administrative expenses.
Sales and Marketing. Sales and marketing expenses increased by $0.9 million from the three months ended June 30, 2020, to the three months ended June 30, 2021. The increase was due to $0.4 million in increased spending related to distribution technology and customer relationship management systems, a $0.3 million increase in payments made to third party intermediaries related to the sale of our proprietary funds, and a $0.2 million increase in advertising expenses.
Mutual Fund Administration. Mutual fund administration expense increased by $0.2 million, or 20%, from the three months ended June 30, 2020, compared to the three months ended June 30, 2021. Mutual fund administration expenses consist of both variable and fixed expenses. The increase was primarily due to an increase in variable expenses as a result of the increase in the average Fund AUM period-over-period.
Summary Discussion of Consolidated Results of Operations - Six Months Ended June 30, 2021, compared with Six Months Ended June 30, 2020
Revenue for the six months ended June 30, 2021, increased $23.9 million, compared to revenue for the same period in 2020, primarily due to an increase in average AUM of 46% period-over-period, which was partially offset by a decrease in the average advisory fee rate from 0.56% to 0.52%. The decrease in the average advisory fee rate was primarily driven by an increase in the mix of assets held in lower fee rate strategies during the six months ended June 30, 2021, compared to the same period in 2020.
Operating profit margin was 37% for the six months ended June 30, 2021, and 46% for the six months ended June 30, 2020. Operating profit margin, as adjusted, was 43% for the six months ended June 30, 2021, and 38% for the six months ended June 30, 2020. Operating profit margin, as adjusted, excludes deferred compensation expense (benefit) from operating income because it is offset by an equal amount in investment income below net operating income on the income statement and thus has no effect on net income attributable to the Company. The Company believes this non-GAAP measure helps the reader to understand its core operating results and increases comparability period-to-period. See "Use of Supplemental Data as Non-GAAP Performance Measure" section within this report.
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
The Company recognized $11.5 million in investment income for the six months ended June 30, 2021, compared with investment losses of $10.8 million for the six months ended June 30, 2020. The change year over year was primarily due to the negative impact that COVID-19 had on the financial markets in March 2020, and the subsequent market rebound.
Income tax expense increased $5.4 million for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The increase in income tax expense was primarily due to the increase in the Company's income before taxes which was partially offset by a decrease in the Company's effective tax rate from 33.3% to 25.6%, primarily due to the impact of redeemable noncontrolling interest period-over-period. The provision for income taxes includes the effect of the operations of the Consolidated Funds that are not subject to federal income taxes. Accordingly, a portion of the Company's earnings are not subject to corporate tax. The effective tax rate of 25.6% differed from the federal statutory tax rate of 21% due primarily to state and local taxes in the jurisdictions in which the Company does business.
The Company generated net income attributable to common shareholders of $30.6 million ($9.62 per diluted share) for the six months ended June 30, 2021, compared with net income attributable to common shareholders of $13.7 million ($4.23 per diluted share) for the same period in 2020. The increase in net income and earnings per diluted share was primarily driven by the increase in revenue in the six months ended June 30, 2021, combined with the significant investment income during the six months ended June 30, 2021.

Revenue

	Six Months Ended June 30,
(in thousands, except percentages)	2021	2020	% Change
Investment advisory	$78,286	$56,857	38%
Mutual fund administration, net	5,798	3,318	75%
Total	$84,084	$60,175	40%
Investment Advisory Fees. Investment advisory fees for the six months ended June 30, 2021, increased $21.4 million, or 38%, compared to the six months ended June 30, 2020. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates, which vary by investment product. The increase in investment advisory fees was primarily due to an increase in average AUM of 46%, which was partially offset by a decrease in the average advisory fee rate from 0.56% to 0.52% period-over-period. The increase in AUM period-over-period was due to the rebound in the financial markets since the six months ended June 30, 2020 and $2.1 billion of net inflows into our strategies during the six months ended June 30, 2021. The decrease in average advisory fee rate was driven by an increase in the mix of assets held in lower fee rate strategies during the six months ended June 30, 2021, compared to the same period in 2020.
Mutual Fund Administration Fees. Mutual fund administration fees for the six months ended June 30, 2021, increased $2.5 million, or 75%, compared to the six months ended June 30, 2020. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of the Funds' average AUM. The increase was primarily due to the 45% increase in the Funds' average AUM for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, and a reduction of administrative fees paid on behalf of the Funds.
Expenses

	Six Months Ended June 30,
(in thousands, except percentages)	2021	2020	% Change
Compensation and related costs, excluding deferred compensation expense (benefit)	$35,755	$27,975	28%
Deferred compensation expense (benefit)	4,614	(4,330)	NM
General and administrative	6,687	4,829	38%
Sales and marketing	3,905	2,604	50%
Mutual fund administration	1,824	1,604	14%
Total	$52,785	$32,682	62%
Compensation and Related Costs, Excluding Deferred Compensation Expense (Benefit). Employee compensation and benefits for the six months ended June 30, 2021, increased by $7.8 million compared to the six months ended June 30, 2020. This increase was primarily due to an increase in accrued incentive compensation of $5.0 million, an increase in salary and related benefits of $2.2 million, and an increase in restricted stock expense of $0.6 million. Incentive compensation expense can fluctuate significantly period-over-period as the Company evaluates investment performance, individual performance, Company performance and other factors.
Deferred Compensation Expense (Benefit). Deferred compensation expense was $4.6 million for the six months ended June 30, 2021, compared to a benefit of $4.3 million for the six months ended June 30, 2020. The expense in the current period was primarily due to market appreciation on deferred compensation plan investments, while the benefit in the prior period was primarily due to the negative impact COVID-19 had on the financial markets in March 2020.
The gain (loss) on deferred compensation plan investments increases (decreases) deferred compensation expense (benefit) and is included in operating income. Deferred compensation expense (benefit) is offset by an equal amount in investment income below net operating income on the consolidated statements of income, and thus, has no impact on net income attributable to the Company.

General and Administrative. General and administrative expense for the six months ended June 30, 2021, increased by $1.9 million, or 38%, compared to the six months ended June 30, 2020. This increase was primarily due to a non-recurring $1.1 million refund related to Ohio commercial activity tax, which was received in the first quarter of 2020 and reduced general and administrative expense for that quarter. The Ohio commercial activity tax is a gross receipts tax, and therefore, is not included in income taxes. Other increases in 2021 include $0.5 million of proxy solicitation fees related to the pending sale of the businesses of DHCM’s two high yield-focused mutual funds (see note 11 in the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q), a $0.1 million increase in depreciation expense related to distribution technology software, and a $0.2 million increase in IT staffing, hardware and software expense.
Sales and Marketing. Sales and marketing expense for the six months ended June 30, 2021 increased by $1.3 million, or 50%, compared to the six months ended June 30, 2020. The increase was primarily due to additional payments of $0.6 million made to third-party intermediaries related to the sale of the Company's proprietary funds, and increases of $0.6 million related to the Company's customer relationship management system and related external data costs, and $0.2 million related to advertising expenses. These increases were partially offset by a reduction in sales and marketing travel and related expense of $0.1 million.
Mutual Fund Administration. Mutual fund administration expenses for the six months ended June 30, 2021, increased by $0.2 million, or 14%, compared to the six months ended June 30, 2020. Mutual fund administration expenses consist of both variable and fixed expenses. The increase was primarily due to an increase in variable expenses as a result of the increase in the average Fund AUM period-over-period.
Liquidity and Capital Resources
Sources of Liquidity
The Company's current financial condition is liquid, with a significant amount of its assets comprised of cash and cash equivalents, investments, accounts receivable, and other current assets. The Company's main source of liquidity is cash flows from operating activities, which are generated from investment advisory and mutual fund administration fees. Cash and cash equivalents, investments held directly by DHCM, accounts receivable, and other current assets represented $223.0 million and $205.1 million of total assets as of June 30, 2021 and December 31, 2020, respectively. The Company believes that these sources of liquidity, as well as its continuing cash flows from operating activities, will be sufficient to meet its current and future operating needs for the next 12 months.
Uses of Liquidity
In line with the Company's primary objective to fulfill its fiduciary duty to clients and its secondary objective to achieve an adequate long-term return for shareholders, it anticipates that its main uses of cash will be for operating expenses and seed capital to fund new and existing investment strategies. The Company's board of directors and management regularly review various factors to determine whether it has capital in excess of that required for its business, and the appropriate uses of any such excess capital.
On February 27, 2020, the Company's board of directors approved a share repurchase program (the "2020 Repurchase Program") authorizing management to repurchase up to $50.0 million of the Company's common shares. Under the 2020 Repurchase Program, the Company repurchased $1.9 million of its common shares during the six months ended June 30, 2021. As of June 30, 2021, $33.4 million remains available for repurchase under the 2020 Repurchase Program. The authority to repurchase shares: (1) may be exercised from time to time as market conditions warrant, (2) is subject to regulatory constraints, and (3) will expire two years from the date of board approval or upon the earlier repurchase in full of the authorized amount of shares. The timing, amount, and other terms and conditions of any repurchases will be determined by Company management in its discretion based on a variety of factors, including the market price of such shares, corporate considerations, general market and economic conditions, and applicable legal requirements.
The Company's board of directors has approved the institution of a regular quarterly dividend, which it began paying in the first quarter of 2021. Subject to approval each quarter by the board of directors and compliance with applicable law, the Company expects to pay a regular quarterly dividend of $1.00 per share. On February 25, 2021, the board of directors approved a dividend for the first quarter of 2021 of $1.00 per share which was paid on March 19, 2021, to shareholders of record as of March 11, 2021. This dividend reduced shareholders' equity by approximately $3.1 million. On April 26, 2021, the board of directors approved a dividend for the second quarter of 2021 of $1.00 per share paid on June 18, 2021, to shareholders of record as of June 3, 2021. This dividend reduced shareholders' equity by approximately $3.2 million. On July 28, 2021, the board of directors approved a dividend for the third quarter of 2021 of $1.00 per share to be paid on September 24, 2021, to shareholders of record as of September 9, 2021. This dividend is expected to reduce shareholders' equity by approximately $3.2 million.

Going forward, at the end of each fiscal year, the board of directors will decide whether to pay an additional special dividend. Although the Company currently expects to pay the ongoing quarterly dividends, depending on the circumstances and the board of directors’ judgment, the Company may not pay such dividends as described.
Working Capital
As of June 30, 2021, the Company had working capital of approximately $196.2 million, compared to $168.9 million as of December 31, 2020. Working capital includes cash and cash equivalents, accounts receivable, investments, and other current assets of DHCM, net of accounts payable and accrued expenses, accrued incentive compensation, deferred compensation and other current liabilities of DHCM.
Below is a summary of securities owned by the Company as of June 30, 2021 and December 31, 2020.

	As of
	June 30, 2021	December 31, 2020
Corporate Investments:
Diamond Hill Core Bond Fund	$46,726,027	$47,204,636
Diamond Hill Long-Short Fund	18,837,564	16,945,863
Diamond Hill Large Cap Concentrated Fund	10,989,990	—
Diamond Hill Global Fund	12,542,448	11,269,719
Diamond Hill Micro Cap Fund, LP	9,903,190	—
Diamond Hill International Fund	11,675,462	10,156,320
Total Corporate Investments	110,674,681	85,576,538
Deferred Compensation Plan Investments in the Funds	34,880,340	33,241,952
Total investments held by DHCM	145,555,021	118,818,490
Investments in Consolidated Funds held by noncontrolling interests	15,048,463	9,582,646
Total Investment Portfolio	$160,603,484	$128,401,136
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
For the six months ended June 30, 2021, net cash provided by operating activities totaled $2.8 million. Cash inflows from operating activities were primarily driven by net income of $31.9 million, the add back of share-based compensation of $3.3 million and depreciation of $0.6 million. These inflows were partially offset a $9.7 million reduction in the incentive compensation accrual, securities purchased by the Consolidated Funds of $14.1 million, and the cash impact of timing differences in the settlement of other assets and liabilities of $9.2 million. Absent the cash used in operations by the Consolidated Funds, cash flows provided by operations were $16.3 million.
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
Cash flows used in investing activities totaled $8.5 million for the six months ended June 30, 2021. Cash flows used in investing activities were primarily driven by corporate investment purchases of $12.4 million and property and equipment purchases (primarily capitalized software) of $0.7 million. These outflows were partially offset by proceeds from the redemption of investments totaling $4.6 million.
Cash flows provided by investing activities totaled $11.9 million for the six months ended June 30, 2020. Cash flows provided by investing activity were primarily driven by proceeds from the redemption of investments totaling $24.7 million, which was partially offset by corporate investment purchases of $11.9 million and property and equipment purchases of $0.9 million.

Cash Flows from Financing Activities
The Company’s cash flows from financing activities consist primarily of the repurchase of its common shares, shares withheld related to employee tax withholding, dividends paid on its common stock, and distributions to, or contributions from, redeemable noncontrolling interest holders.
For the six months ended June 30, 2021, net cash used in financing activities totaled $5.0 million, consisting of the payment of quarterly dividends totaling $6.3 million, repurchases of the Company’s common shares of $1.9 million, and the value of shares withheld related to employee tax withholding of $0.7 million. These cash outflows were partially offset by net subscriptions received in the Consolidated Funds from redeemable noncontrolling interest holders of $3.5 million and proceeds received under the ESPP of $0.4 million.
For the six months ended June 30, 2020, net cash used in financing activities totaled $15.5 million, consisting of repurchases of the Company’s common shares of $12.0 million, net redemptions received in the Consolidated Funds from redeemable noncontrolling interest holders of $2.0 million, and the value of shares withheld related to employee tax withholding of $1.5 million.
Supplemental Consolidated Cash Flow Statement
The Company's consolidated balance sheets reflect the investments and other assets and liabilities of the Consolidated Funds, as well as redeemable noncontrolling interest for the portion of the Consolidated Funds that are held by third-party investors. Although the Company can redeem its net interest in the Consolidated Funds at any time, the Company cannot directly access or sell the assets held by the Consolidated Funds to obtain cash for general operations. Additionally, the assets of the Consolidated Funds are not available to our general creditors.

The following table summarizes the condensed cash flows for the six months ended June 30, 2021, that are attributable to the Company and to the Consolidated Funds, and the related eliminations required in preparing the consolidated statements.

	Six Months Ended June 30, 2021
	Cash flow attributable to Diamond Hill Investment Group, Inc.	Cash flow attributable to Consolidated Funds	Eliminations	As reported on the Consolidated Statement of Cash Flows
Cash flows from Operating Activities:
Net income (loss)	$30,573,341	$5,350,026	$(4,034,216)	$31,889,151
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	577,706	—	—	577,706
Share-based compensation	3,268,734	—	—	3,268,734
Net (gains)/losses on investments	(9,331,451)	(5,350,026)	4,034,216	(10,647,261)
Net change in securities held by Consolidated Funds	—	(14,055,138)	—	(14,055,138)
Other changes in assets and liabilities	(8,825,030)	618,294	—	(8,206,736)
Net cash provided by (used in) operating activities	16,263,300	(13,436,844)	—	2,826,456
Net cash (used in) provided by investing activities	(18,434,349)	—	9,905,131	(8,529,218)
Net cash (used in) provided by financing activities	(8,546,099)	13,436,844	(9,905,131)	(5,014,386)
Net change during the period	(10,717,148)	—	—	(10,717,148)
Cash and cash equivalents at beginning of period	98,478,202	—	—	98,478,202
Cash and cash equivalents at end of period	$87,761,054	$—	$—	$87,761,054

Use of Supplemental Data as Non-GAAP Performance Measure
As supplemental information, the Company is providing performance measures that are based on methodologies other than GAAP (“non-GAAP”). The Company believes the non-GAAP measures below are useful measures of its core business activities, are important metrics in estimating the value of an asset management business, and may enable more appropriate comparisons to its peers. These non-GAAP measures should not be used as a substitute for financial measures calculated in accordance with GAAP and may be calculated differently by other companies. The following schedule reconciles GAAP measures to non-GAAP measures for the three- and six-months ended June 30, 2021 and 2020, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages and per share data)	2021	2020	2021	2020
Total revenue	$45,070	$28,249	$84,084	$60,175

Net operating income, GAAP basis	$17,767	$7,028	$31,299	$27,493
Non-GAAP adjustment:
Gains (losses) on deferred compensation plan investments, net(1)	1,511	3,826	4,614	(4,330)
Net operating income, as adjusted, non-GAAP basis(2)	19,278	10,854	35,913	23,163
Non-GAAP adjustment:
Tax provision on net operating income, as adjusted, non-GAAP basis(3)	(5,070)	(3,133)	(9,471)	(6,665)
Net operating income, as adjusted, after tax, non-GAAP basis(4)	$14,208	$7,721	$26,442	$16,498

Net operating income, as adjusted after tax per diluted share, non-GAAP basis(5)	$4.44	$2.40	$8.32	$5.08
Diluted weighted average shares outstanding, GAAP basis	3,197	3,221	3,177	3,247

Operating profit margin, GAAP basis	39%	25%	37%	46%
Operating profit margin, as adjusted, non-GAAP basis(6)	43%	38%	43%	38%
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
For information regarding the Company’s exposure to certain market risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the 2020 Form 10-K. Except as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations, there have been no significant changes in the Company’s market risk exposures since our December 31, 2020 year end.

ITEM 4:	Controls and Procedures
Management, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. The Company continues to monitor and assess the impact, if any, that the COVID-19 pandemic and the related economic impacts could have on the design and operating effectiveness of our internal controls.

PART II:	OTHER INFORMATION

ITEM 1:	Legal Proceedings
From time to time, the Company is party to ordinary, routine litigation that is incidental to its business. There are currently no such matters pending that the Company believes could have a material adverse effect on its consolidated financial statements.

ITEM 1A:	Risk Factors
There have been no material changes to the Company's risk factors from the information disclosed in Item 1A of the 2020 Form 10-K.

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended June 30, 2021, the Company did not sell any common shares that were not registered under the Securities Act. The following table sets forth information regarding the Company’s repurchases of its common shares during the quarter ended June 30, 2021:

Period	Total Number of Shares Purchased for Employee Tax Withholdings(a)	Total Number of Shares Purchased as part of Publicly Announced Programs(b)	Average Price Paid Per Share Purchased Under the Programs	Aggregate Purchase Price of Shares Purchased Under the Programs	Approximate Dollar Value of the Shares That May Yet Be Purchased Under the Program
April 1, 2021 through April 30, 2021	2,753	230	$154.37	$35,505	$33,447,025
May 1, 2021 through May 31, 2021	—	—	—	—	33,447,025
June 1, 2021 through June 30, 2021	—	—	—	—	$33,447,025
Total	2,753	230	$154.37	$35,505
(a)The Company regularly withholds common shares for tax payments due upon the vesting of employee restricted stock. During the quarter ended June 30, 2021, the Company purchased 2,753 common shares for employee tax withholdings at an average price paid per share of $156.01.
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
The Company has entered into a Rule 10b5-1 repurchase plan. This plan is intended to qualify for the safe harbor under Rule 10b5-1 of the Exchange Act.  A Rule 10b5-1 plan allows a company to purchase its shares at times when it would not ordinarily be in the market because of its trading policies or the possession of material nonpublic information. Because repurchases under the 10b5-1 plan are subject to specified parameters and certain price, timing, and volume restraints specified in the plan, there is no guarantee as to the exact number of shares that will be repurchased or that there will be any repurchases at all pursuant to the plan. Purchases may be made in the open market or through privately negotiated transactions. Purchases in the open market will be made in compliance with Rule 10b-18 under the Exchange Act.
Through June 30, 2021, the Company has repurchased 142,148 of the Company's common shares under the 2020 Repurchase Program at a total cost of $16.6 million.

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
DIAMOND HILL INVESTMENT GROUP, INC.

Date	Title	Signature

July 28, 2021	Chief Executive Officer and President	/s/ Heather E. Brilliant
Heather E. Brilliant

July 28, 2021	Chief Financial Officer and Treasurer	/s/ Thomas E. Line
Thomas E. Line