Form 10-Q
period 2021-09-30
DIAMOND HILL INVESTMENT GROUP INC
filed 2021-10-26
CIK 909108

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
The number of shares outstanding of the issuer’s common stock as of October 26, 2021 is 3,171,695 shares.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes:  ☐    No:  ☒

DIAMOND HILL INVESTMENT GROUP, INC.

PART I:	FINANCIAL INFORMATION

ITEM 1:	Consolidated Financial Statements
Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	9/30/2021	12/31/2020
	(Unaudited)
ASSETS
Cash and cash equivalents	$98,580,247	$98,478,202
Investments	167,692,971	128,401,136
Accounts receivable	33,233,682	17,805,864
Prepaid expenses	2,661,426	2,977,759
Income taxes receivable	—	256,538
Property and equipment, net of accumulated depreciation	6,492,621	6,740,396
Deferred taxes	8,083,072	8,437,446
Total assets	$316,744,019	$263,097,341
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$10,572,810	$8,002,303
Accrued incentive compensation	28,830,744	28,400,000
Income taxes payable	1,032,435	—
Deferred compensation	34,883,646	33,241,952
Total liabilities	75,319,635	69,644,255
Redeemable noncontrolling interest	13,367,474	9,372,333
Permanent Shareholders’ equity
Common stock, no par value: 7,000,000 shares authorized; 3,172,252 issued and outstanding at September 30, 2021 (inclusive of 202,630 unvested shares); 3,168,823 issued and outstanding at December 31, 2020 (inclusive of 183,718 unvested shares)	80,555,674	80,810,946
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred equity compensation	(17,188,383)	(14,748,118)
Retained earnings	164,689,619	118,017,925
Total permanent shareholders’ equity	228,056,910	184,080,753
Total liabilities and shareholders’ equity	$316,744,019	$263,097,341

Book value per share	$71.89	$58.09
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUES:
Investment advisory	$51,848,379	$29,362,652	$130,133,909	$86,219,325
Mutual fund administration, net	3,206,175	1,813,103	9,004,731	5,131,104
Total revenue	55,054,554	31,175,755	139,138,640	91,350,429
OPERATING EXPENSES:
Compensation and related costs, excluding deferred compensation expense (benefit)	20,432,734	13,704,075	56,187,709	41,679,020
Deferred compensation expense (benefit)	3,305	1,961,361	4,617,505	(2,368,980)
General and administrative	3,637,166	3,096,115	10,323,809	7,924,624
Sales and marketing	1,766,943	1,581,142	5,671,825	4,185,606
Mutual fund administration	893,417	863,463	2,717,807	2,467,732
Total operating expenses	26,733,565	21,206,156	79,518,655	53,888,002
NET OPERATING INCOME	28,320,989	9,969,599	59,619,985	37,462,427
Investment income (loss), net	(2,629,589)	5,052,794	8,910,951	(5,782,674)
Gain on sale of high yield-focused advisory contracts	9,000,000	—	9,000,000	—
NET INCOME BEFORE TAXES	34,691,400	15,022,393	77,530,936	31,679,753
Income tax expense	(9,815,605)	(3,881,810)	(20,765,990)	(9,429,059)
NET INCOME	24,875,795	11,140,583	56,764,946	22,250,694
Net loss (income) attributable to redeemable noncontrolling interest	751,850	(575,068)	(563,960)	2,045,619
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$25,627,645	$10,565,515	$56,200,986	$24,296,313
Earnings per share attributable to common shareholders
Basic	$8.03	$3.30	$17.66	$7.52
Diluted	$8.03	$3.30	$17.66	$7.52
Weighted average shares outstanding
Basic	3,192,535	3,200,957	3,182,065	3,231,452
Diluted	3,192,535	3,200,957	3,182,065	3,231,452
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest (unaudited)

	Three Months Ended September 30, 2021
	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at June 30, 2021	3,208,022	$86,888,594	$(19,229,825)	$142,247,766	$209,906,535	$14,219,856
Issuance of restricted stock grants	812	142,636	(142,636)	—	—	—
Amortization of restricted stock grants	—	—	2,058,064	—	2,058,064	—
Issuance of common stock related to 401(k) plan match	68	11,542	—	—	11,542	—
Issuance of common stock related to employee stock purchase plan	485	85,195	—	—	85,195	—
Shares withheld related to employee tax withholding	(4,967)	(831,029)	—	—	(831,029)	—
Forfeiture of restricted stock grants	(700)	(126,014)	126,014	—	—	—
Repurchase of common stock	(31,468)	(5,615,250)	—	—	(5,615,250)	—
Cash dividends paid	—	—	—	(3,185,792)	(3,185,792)	—
Net income (loss)	—	—	—	25,627,645	25,627,645	(751,850)
Net redemptions of consolidated funds	—	—	—	—	—	(100,532)
Balance at September 30, 2021	3,172,252	$80,555,674	$(17,188,383)	$164,689,619	$228,056,910	$13,367,474

	Three Months Ended September 30, 2020
	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at June 30, 2020	3,212,924	$86,189,846	$(17,103,472)	$131,064,892	$200,151,266	$9,571,722
Issuance of restricted stock grants	1,884	237,987	(237,987)	—	—	—
Amortization of restricted stock grants	—	—	1,447,155	—	1,447,155	—
Issuance of common stock related to 401(k) plan match	5,323	645,349	—	—	645,349	—
Shares withheld related to employee tax withholding	(803)	(91,277)	—	—	(91,277)	—
Forfeiture of restricted stock grants	(800)	(158,718)	158,718	—	—	—
Repurchase of common stock	(53,735)	(6,662,509)	—	—	(6,662,509)	—
Net income	—	—	—	10,565,515	10,565,515	575,068
Net redemptions of consolidated funds	—	—	—	—	—	(2,110,673)
Balance at September 30, 2020	3,164,793	$80,160,678	$(15,735,586)	$141,630,407	$206,055,499	$8,036,117
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest (unaudited)

	Nine Months Ended September 30, 2021
	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at December 31, 2020	3,168,823	$80,810,946	$(14,748,118)	$118,017,925	$184,080,753	$9,372,333
Issuance of restricted stock grants	68,589	10,854,951	(10,854,951)	—	—	—
Amortization of restricted stock grants	—	—	5,167,059	—	5,167,059	—
Common stock issued as incentive compensation	3,681	529,806	—	—	529,806	—
Issuance of common stock related to 401k plan match	364	59,542	—	—	59,542	—
Issuance of common stock related to employee stock purchase plan	3,568	610,569	—	—	610,569	—
Shares withheld related to employee tax withholding	(9,449)	(1,518,612)	—	—	(1,518,612)	—
Forfeiture of restricted stock grants	(19,097)	(3,247,627)	3,247,627	—	—	—
Repurchase of common stock	(44,227)	(7,543,901)	—	—	(7,543,901)	—
Cash dividends paid	—	—	—	(9,529,292)	(9,529,292)	—
Net income	—	—	—	56,200,986	56,200,986	563,960
Net subscriptions of consolidated Funds	—	—	—	—	—	3,431,181
Balance at September 30, 2021	3,172,252	$80,555,674	$(17,188,383)	$164,689,619	$228,056,910	$13,367,474

	Nine Months Ended September 30, 2020
	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at December 31, 2019	3,294,672	$95,853,477	$(20,331,890)	$117,334,094	$192,855,681	$14,178,824
Issuance of restricted stock grants	18,749	2,048,386	(2,048,386)	—	—	—
Amortization of restricted stock grants	—	—	3,793,978	—	3,793,978	—
Common stock issued as incentive compensation	23,640	3,396,359	—	—	3,396,359	—
Issuance of common stock related to 401k plan match	17,042	1,934,457	—	—	1,934,457	—
Shares withheld related to employee tax withholding	(16,235)	(1,574,307)	—	—	(1,574,307)	—
Forfeiture of restricted stock grants	(15,325)	(2,850,712)	2,850,712	—	—	—
Repurchase of common stock	(157,750)	(18,646,982)	—	—	(18,646,982)	—
Net income (loss)	—	—	—	24,296,313	24,296,313	(2,045,619)
Net redemptions of consolidated Funds	—	—	—	—	—	(4,097,088)
Balance at September 30, 2020	3,164,793	$80,160,678	$(15,735,586)	$141,630,407	$206,055,499	$8,036,117

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$56,764,946	$22,250,694
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	930,990	750,524
Share-based compensation	5,351,120	5,728,435
Decrease (increase) in accounts receivable	(15,427,818)	2,352,406
Change in current income taxes	1,288,973	3,016,015
Change in deferred income taxes	354,374	713,277
Gain on sale of high yield-focused advisory contracts	(9,000,000)	—
Net (gains) losses on investments	(7,612,174)	7,542,988
Net change in securities held by Consolidated Funds	(23,532,392)	3,033,304
Increase (decrease) in accrued incentive compensation	960,550	(3,983,248)
Increase (decrease) in deferred compensation	1,641,694	(1,688,130)
Other changes in assets and liabilities	3,599,730	(1,514,223)
Net cash provided by operating activities	15,319,993	38,202,042
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,029,550)	(1,733,656)
Purchase of Company sponsored investments	(17,011,517)	(12,353,841)
Proceeds from sale of Company sponsored investments	8,497,693	24,781,251
Proceeds from sale of high yield-focused advisory contracts	9,000,000	—
Net cash provided by (used in) investing activities	(543,374)	10,693,754
CASH FLOWS FROM FINANCING ACTIVITIES:
Value of shares withheld related to employee tax withholding	(1,518,612)	(1,574,307)
Payment of dividends	(9,529,292)	—
Net subscriptions (redemptions) received from redeemable noncontrolling interest holders	3,431,181	(4,097,088)
Repurchase of common stock	(7,543,901)	(18,646,982)
Proceeds received under employee stock purchase plan	486,050	—
Net cash used in financing activities	(14,674,574)	(24,318,377)
CASH AND CASH EQUIVALENTS
Net change during the period	102,045	24,577,419
At beginning of period	98,478,202	93,176,253
At end of period	$98,580,247	$117,753,672
Supplemental cash flow information:
Income taxes paid	$19,122,643	$5,699,767
Supplemental disclosure of non-cash transactions:
Common stock issued as incentive compensation	$529,806	$3,396,359
Charitable donation of corporate investments	$366,555	—

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
Note 2 Significant Accounting Policies
Basis of Presentation
The accompanying unaudited, condensed, consolidated financial statements as of September 30, 2021 and December 31, 2020, and for the three- and nine-month periods ended September 30, 2021 and 2020, for Diamond Hill Investment Group, Inc. and its subsidiaries (referred to in these notes to the condensed consolidated financial statements as "the Company," "management," "we," "us," and "our"), have been prepared in accordance with United States generally accepted accounting principles ("GAAP"), with the instructions to Form 10-Q, and with Article 10 of Securities and Exchange Commission (the "SEC") Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the financial condition and results of operations as of the dates, and for the interim periods, presented, have been included. These unaudited, condensed, consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements of the Company included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the "2020 Form 10-K"), as filed with the SEC.
Operating results for the three- and nine-month periods ended September 30, 2021 are not necessarily indicative of the results the Company may expect for the full fiscal year ending December 31, 2021.
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
The Company performs its consolidation analysis at the individual Fund level and has concluded that the Funds are voting rights entities ("VREs") because the structure of the Funds is such that the shareholders are deemed to have the power through voting rights to direct the activities that most significantly impact each Fund's economic performance. To the extent material, the Funds are consolidated if Company ownership, directly or indirectly, represents a majority interest (greater than 50%). The Company records redeemable noncontrolling interest in consolidated investments for which the Company's ownership is less than 100%. The Company has consolidated the Diamond Hill Large Cap Concentrated Fund, the Diamond Hill International Fund, and the Diamond Hill Global Fund (collectively, the "Consolidated Funds") as of September 30, 2021.
DHCM is the investment manager of Diamond Hill Micro Cap Fund, LP (“DHMF”), a Delaware limited partnership, and is the managing member of Diamond Hill Fund GP, LLC (the “General Partner”), which is the general partner of DHMF. DHCM is wholly owned by, and consolidated with, the Company. Further, DHCM, through its control of the General Partner, has the power to direct DHMF’s economic activities and the right to receive investment advisory fees that may be significant from DHMF. DHMF commenced operations on June 1, 2021 and its underlying assets consist primarily of marketable securities.
The Company concluded DHMF was a variable interest entity (“VIE”) given that: (i) DHCM has disproportionately less voting interest than economic interest, and (ii) DHMF's limited partners have full power to remove the General Partner (which is controlled by the Company) due to the existence of substantive kick-out rights. In addition, substantially all of DHMF's activities are conducted on behalf of the General Partner, which has disproportionately few voting rights. The Company concluded it is not the primary beneficiary of DHMF as it lacks the power to control DHMF, since DHMF's limited partners have single-party kick-out rights and can unilaterally remove the General Partner without cause. DHCM’s investments in DHMF are reported as a component of the Company’s investment portfolio and valued at DHCM’s respective share of DHMF's net income or loss.
Gains and losses attributable to changes in the value of DHCM’s interests in DHMF are included in the Company’s reported investment income. The Company’s exposure to loss as a result of its involvement with DHMF is limited to the amount of its investment. DHCM is not obligated to provide, and has not provided, financial or other support to DHMF, except for its investments to date and its contractually provided investment advisory responsibilities. The Company has not provided liquidity arrangements, guarantees, or other commitments to support DHMF’s operations, and DHMF’s creditors and interest holders have no recourse to the general credit of the Company.
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
Accounts Receivable
The Company records accounts receivable when they are due and presents them on the balance sheet net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of the individual or entity that owes the receivable. No allowance for doubtful accounts was deemed necessary at either September 30, 2021, or December 31, 2020. Accounts receivable from the Funds were $11.2 million as of September 30, 2021, and $10.5 million as of December 31, 2020.
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

Investments classified as equity method investments represent investments in which the Company owns between 20-50% of the outstanding voting interests in the entity or where it is determined that the Company is able to exercise significant influence but not control over the investments. When using the equity method, the Company recognizes its respective share of the investee's net income or loss for the period, which is recorded as investment income in the Company's consolidated statements of income.
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

Revenue earned during the three months ended September 30, 2021 and 2020 under contracts with clients include:

	Three Months Ended September 30, 2021
	Investment advisory	Mutual fund administration, net	Total revenue
Proprietary funds	$28,605,297	$3,206,175	$31,811,472
Sub-advised funds and separately managed accounts (including $11.9 million of performance-based fees)	23,243,082	—	23,243,082
	$51,848,379	$3,206,175	$55,054,554

	Three Months Ended September 30, 2020
	Investment advisory	Mutual fund administration, net	Total revenue
Proprietary funds	$21,435,758	$1,813,103	$23,248,861
Sub-advised funds and separately managed accounts	7,926,894	—	7,926,894
	$29,362,652	$1,813,103	$31,175,755

Revenue earned during the nine months ended September 30, 2021 and 2020 under contracts with clients include:

	Nine Months Ended September 30, 2021
	Investment advisory	Mutual fund administration, net	Total revenue
Proprietary funds	$85,568,472	$9,004,731	$94,573,203
Sub-advised funds and separately managed accounts (including $11.9 million of performance-based fees)	44,565,437	—	44,565,437
	$130,133,909	$9,004,731	$139,138,640

	Nine Months Ended September 30, 2020
	Investment advisory	Mutual fund administration, net	Total revenue
Proprietary funds	$64,613,063	$5,131,104	$69,744,167
Sub-advised funds and separately managed accounts	21,606,262	—	21,606,262
	$86,219,325	$5,131,104	$91,350,429

Revenue Recognition – Investment Advisory Fees
DHCM's investment advisory contracts with clients have a single performance obligation because the contracted services are not separately identifiable from other obligations in the contracts and therefore, are not distinct. All performance obligations to provide investment advisory services are satisfied over time by DHCM and the Company recognizes revenue through DHCM as time passes.
The fees DHCM receives for its services under its investment advisory contracts are based on AUM, which changes based on the value of securities held under each investment advisory contract. These fees are thereby constrained and represent variable consideration, and they are excluded from revenue until the AUM on which DHCM's client is billed is no longer subject to market fluctuations.
DHCM also provides its strategy model portfolio and related services to sponsors of model delivery programs. DHCM is paid a model delivery fee for its services by the program sponsor at a pre-determined rate based on the amount of assets in the program. Model delivery program revenues were $1.4 million and $0.7 million for the three months ended September 30, 2021 and 2020, respectively, and $3.5 million and $1.9 million for the nine months ended September 30, 2021 and 2020, respectively. Model delivery program revenue is included in investment advisory fees in the consolidated statements of income.
Revenue Recognition – Performance-Based Fees
DHCM manages certain client accounts that pay performance-based fees. These fees are calculated based on client investment results over rolling five-year periods. The Company records performance-based fees when it is probable that a significant reversal of the revenue will not occur. The Company recorded $11.9 million of performance-based fees during the three- and nine-month periods ended September 30, 2021 as a significant performance-based agreement reached its first five-year measurement term on September 30, 2021. The Company did not record any performance-based fees during either of the three- and nine-month periods ended September 30, 2020. The table below shows AUM subject to performance-based fees and the amount of unearned performance-based fees that would be recognized based upon investment results as of September 30, 2021:

	As of September 30, 2021
	AUM subject to performance-based fees	Unearned performance-based fees
Contractual Measurement Period Ending:
Quarter Ending September 30, 2022	$390,974,947	$—
Total	$390,974,947	$—
The contractual end dates highlight the time remaining until the performance-based fees are scheduled to be earned. The amount of performance-based fees that would be recognized based upon investments results as of September 30, 2021, will increase or decrease based on future client investment results through the end of the contractual period.
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

The Funds have selected and contractually engaged certain vendors to fulfill various services to benefit the Funds’ shareholders or to satisfy regulatory requirements of the Funds. These services include, among others, required shareholder mailings, federal and state registrations, and legal and audit services. In fulfilling a portion of its role under the administration agreement with the Funds, DHCM acts as agent and pays for these services on behalf of the Funds. Each vendor is independently responsible for fulfillment of the services it has been engaged to provide and negotiates its fees and terms directly with the management and board of trustees of the Funds. Each year, the Funds' board of trustees reviews the fee that each Fund pays to DHCM, and specifically considers the contractual expenses that DHCM pays on behalf of the Funds. As a result, DHCM is not involved in the delivery or pricing of these services, and bears no risk related to these services. Revenue has been recorded net of these Fund-related expenses. In addition, prior to Funds' elimination of Class C Shares, DHCM advanced the upfront commissions that were paid to brokers who sold those Class C shares. These advances were capitalized and amortized over 12 months to correspond with the repayments DHCM received from the principal underwriter to recoup this commission advancement. During the first quarter of 2021, Class C shares were liquidated with the proceeds transferring to Investor Class shares. As a result, no financing activity will be recognized in future periods.
Mutual fund administration gross and net revenue are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Mutual fund administration:
Administration revenue, gross	$7,436,287	$5,571,022	$22,466,306	$16,144,295
Fund related expense	(4,230,112)	(3,766,667)	(13,446,649)	(11,028,882)
Revenue, net of related expenses	3,206,175	1,804,355	9,019,657	5,115,413
C-Share financing:
Broker commission advance repayments	—	60,634	33,595	190,993
Broker commission amortization	—	(51,886)	(48,521)	(175,302)
Financing activity, net	—	8,748	(14,926)	15,691
Mutual fund administration revenue, net	$3,206,175	$1,813,103	$9,004,731	$5,131,104
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

Note 3 Investments
The following table summarizes the carrying value of the Company's investments as of September 30, 2021 and December 31, 2020:

	As of
	September 30, 2021	December 31, 2020
Fair value investments:
Securities held in Consolidated Funds(a)	$59,329,410	$33,233,307
Company sponsored investments	96,127,928	95,167,829
Company sponsored equity method investments	12,235,633	—
Total Investments	$167,692,971	$128,401,136
(a) Of the securities held in the Consolidated Funds as of September 30, 2021, the Company directly held $45.2 million and noncontrolling shareholders held $14.1 million. Of the securities held in the Consolidated Funds as of December 31, 2020, the Company directly held $23.6 million and noncontrolling shareholders held $9.6 million.
The components of net investment income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Realized gains (losses)	$1,185,429	$512,265	$5,244,509	$(1,231,163)
Unrealized gains (losses)	(4,689,325)	4,040,917	1,572,140	(6,478,411)
Dividends	971,107	518,472	2,241,037	1,983,423
Other	(96,800)	(18,860)	(146,735)	(56,523)
Investment income (loss), net	$(2,629,589)	$5,052,794	$8,910,951	$(5,782,674)
Company Sponsored Equity Method Investments
During the three- and nine-month periods ended September 30, 2021, the Company's only equity method investment was DHMF, and the Company's ownership percentage in DHMF was 89% as of September 30, 2021. DHMF commenced operations on June 1, 2021.
The following table includes the condensed summary financial information from the Company's equity method investments as of and for the three- and nine-month periods ended September 30, 2021:

		As of
		September 30, 2021
Total assets		$14,189,835
Total liabilities		423,056
Net assets		13,766,779
DHCM's portion of net assets		$12,235,633

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2021	September 30, 2021
Investment income	$54,530	$60,130
Expenses	5,486	14,343
Net unrealized loss	(473,618)	(591,514)
Net loss	(424,574)	(545,727)
DHCM's portion of net loss	$(380,062)	$(476,872)

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
The following table summarizes investments that are recognized in the Company's consolidated balance sheet using fair value measurements (excluding investments classified as equity method investments) determined based upon the differing levels as of September 30, 2021:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$95,578,124	$—	$—	$95,578,124
Fair value investments:
Securities held in Consolidated Funds(a)	$37,441,497	$21,887,913	—	$59,329,410
Company-sponsored investments	$96,127,928	$—	$—	$96,127,928
(a) Of the securities held in the Consolidated Funds as of September 30, 2021, the Company directly held $45.2 million and noncontrolling shareholders held $14.1 million.
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
The Company did not borrow under the Credit Agreement for the period ended September 30, 2021, and no borrowings were outstanding as of September 30, 2021.
Note 6 Compensation Plans
Share-Based Payment Transactions
The Company issues restricted stock grants under the 2014 Equity and Cash Incentive Plan (the "2014 Plan"). Restricted stock grants represent common shares issued and outstanding upon grant subject to vesting restrictions. The Company has historically issued stock grants that cliff vest after five years to all new employees upon hire and as additional grants to key employees on a periodic basis. While the Company currently plans to continue to issue five-year cliff vest grants to new employees, beginning in 2021, the Company also began making new long-term incentive awards to existing employees in the form of three-year graded vesting stock grants.
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

The following table represents a roll-forward of outstanding restricted stock and related activity for the nine months ended September 30, 2021:

	Shares	Weighted-Average Grant Date Price per Share
Outstanding restricted stock as of December 31, 2020	183,718	$173.80
Grants issued	68,589	158.26
Grants vested	(30,580)	180.22
Grants forfeited	(19,097)	170.06
Total outstanding restricted stock as of September 30, 2021	202,630	$165.76
As of September 30, 2021, 178,933 common shares remained available for grants under the 2014 Plan.
Total deferred equity compensation related to unvested restricted stock was $17.2 million as of September 30, 2021. The recognition of compensation expense related to deferred compensation over the remaining vesting periods is as follows:

Three Months Remaining In
2021	2022	2023	2024	2025	Thereafter	Total
$2,122,796	$7,350,636	$5,425,275	$1,917,736	$340,773	$31,167	$17,188,383
Employee Stock Purchase Plan
The Company adopted the Diamond Hill Investment Group, Inc. Employee Stock Purchase Plan (the "ESPP") effective October 27, 2020. Under the ESPP, eligible employees may purchase shares of the Company's common stock at 85% of the fair market value on the last day of each offering period. Each offering period is approximately three months, which coincides with the Company's fiscal quarters. During the nine-month period ended September 30, 2021, ESPP participants purchased 3,568 shares of common stock for $0.5 million and the Company recorded $0.1 million of share-based payment expense related to these purchases.
Stock Grant Transactions
The following table represents common shares issued as part of the Company's incentive compensation program during the nine-month period ended September 30, 2021, and 2020:

	Shares Issued	Grant Date Value
September 30, 2021	3,681	$529,806
September 30, 2020	23,640	$3,396,359
401(k) Plan
The Company sponsors a 401(k) plan in which all employees are eligible to participate. Employees may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company matches employee contributions equal to 250.0% of the first 6.0% of an employee’s compensation contributed to the plan. Since January 1, 2021, the Company has settled the 401(k) plan matching contributions in cash or common shares of the Company based on the election of the employees. Prior to January 1, 2021, the Company made all matching contributions in common shares of the Company.
Deferred Compensation Plans
The Company offers two deferred compensation plans: the Diamond Hill Fixed Term Deferred Compensation Plan and the Diamond Hill Variable Term Deferred Compensation Plan (together, the “Plans”). Under the Plans, participants may elect to voluntarily defer, for a minimum of five years, certain incentive compensation that the Company then contributes into the Plans. Participants are responsible for designating investment options for the assets they contribute, and the distribution paid to each participant reflects any gains or losses on the assets realized in connection with the Plans. Assets held in the Plans are included in the Company’s investment portfolio, and the associated obligation to participants is included in deferred compensation liability. Deferred compensation liability was $34.9 million and $33.2 million as of September 30, 2021 and December 31, 2020, respectively.

Note 7 Operating Lease
The Company currently leases office space of approximately 37,829 square feet at one location.
As of September 30, 2021, the carrying value of this right-of-use asset, which is included in property and equipment, was approximately $1.7 million net of deferred rent on the consolidated balance sheets. As of September 30, 2021, the carrying value of the lease liability was approximately $2.1 million, which is included in accounts payable and accrued expenses on the consolidated balance sheets.
The following table summarizes the total lease and operating expenses for the three- and nine-month periods ended September 30, 2021 and 2020:

	September 30, 2021	September 30, 2020
Three Months Ended	$241,200	$241,050
Nine Months Ended	$691,432	$706,538
The approximate future minimum lease payments under the operating lease are as follows:

Future Minimum Lease Payments
Three Months Remaining In
2021	2022	2023	2024	2025	Total
$156,045	$624,179	$624,179	$624,179	$156,045	$2,184,627
Note 8 Income Taxes
The Company has determined its interim tax provision projecting an estimated annual effective tax rate.
A reconciliation of the statutory federal tax rate to the Company’s effective income tax rate is as follows:

	Nine Months Ended September 30,
	2021	2020
Statutory U.S. federal income tax rate	21.0%	21.0%
State and local income taxes, net of federal benefit	5.2%	4.3%
Internal revenue code section 162 limitations	0.7%	1.3%
Other	0.1%	1.4%
Unconsolidated effective income tax rate	27.0%	28.0%
Impact attributable to redeemable noncontrolling interest(a)	(0.2)%	1.8%
Effective income tax rate	26.8%	29.8%
(a) The provision for income taxes includes the impact of the operations of the Consolidated Funds, which are not subject to federal income taxes. Accordingly, a portion of the Company’s earnings are not subject to corporate tax levels.
Absent the impact attributable to redeemable noncontrolling interest, the estimated unconsolidated effective income tax rate would have been 27.0%. The Company's actual effective tax rate for fiscal year ending December 31, 2021 could be materially different from the projected rate as of September 30, 2021.
The net temporary differences incurred to date will reverse in future periods as the Company generates taxable earnings. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets recorded. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2021 and December 31, 2020, no valuation allowance was deemed necessary.

FASB ASC 740, Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company recognizes tax benefits related to positions taken, or expected to be taken, on its tax returns, only if the positions are more likely than not sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its financial statements. The Company did not record an accrual for tax related uncertainties or unrecognized tax positions as of September 30, 2021 or December 31, 2020.
The Company did not recognize any interest and penalties during the nine months ended September 30, 2021.
Note 9 Earnings Per Share
The Company’s common shares outstanding consist of all shares issued and outstanding, including unvested restricted shares. Basic and diluted EPS are calculated under the two-class method. The following table sets forth the computation for basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Income	$24,875,795	$11,140,583	$56,764,946	$22,250,694
Less: Net loss (income) attributable to redeemable noncontrolling interest	751,850	(575,068)	(563,960)	2,045,619
Net income attributable to common shareholders	$25,627,645	$10,565,515	$56,200,986	$24,296,313

Weighted average number of outstanding shares - Basic	3,192,535	3,200,957	3,182,065	3,231,452
Weighted average number of outstanding shares - Diluted	3,192,535	3,200,957	3,182,065	3,231,452

Earnings per share attributable to common shareholders
Basic	$8.03	$3.30	$17.66	$7.52
Diluted	$8.03	$3.30	$17.66	$7.52
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

Note 11 Sale of Diamond Hill's High Yield-Focused Investment Advisory Contracts
DHCM entered into an asset purchase agreement dated February 2, 2021 (the “Purchase Agreement”) with Brandywine Global Investment Management, LLC (“Brandywine Global”), a specialist investment manager of Franklin Resources, Inc. The transaction closed on July 30, 2021 ("Closing Date"), at which time, Brandywine Global acquired the investment advisory contracts of DHCM’s two high yield-focused mutual funds - the Corporate Credit Fund and the High Yield Fund (the “High Yield-Focused Advisory Contracts”).
DHCM has determined the gain on this transaction in accordance with ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets. DHCM received an initial cash payment at closing of $9.0 million, which is included in gain on sale of high yield-focused advisory contracts in the Consolidated Statements of Income during the third quarter of 2021.

DHCM may receive two additional payments of up to $13.0 million in the aggregate based on the net revenue of the the Corporate Credit Fund and the High Yield Fund on the one-year anniversary of the Closing Date. The Company has not recorded any additional gain for the two potential additional payments because this variable consideration is constrained based on movements in the financial markets and the net shareholder flows of the the Corporate Credit Fund and the High Yield Fund. Therefore, there can be no reasonable assurance that all or any of these additional payments will be received by DHCM.

Note 12 Subsequent Events
On October 26, 2021, the Company's board of directors ("Board") approved a regular quarterly dividend for the fourth quarter of 2021 of $1.00 per share. The Board also approved a special cash dividend of $19.00 per share. Both the fourth quarter regular dividend and the special dividend will be paid on December 10, 2021, to shareholders of record as of November 29, 2021. These dividends are expected to reduce shareholders' equity by approximately $63.4 million.
The Board also approved an increase in the regular quarterly dividend beginning in the first quarter of 2022. Subject to the Board's approval each quarter and compliance with applicable legal requirements, the Company expects to increase the regular quarterly dividend from $1.00 per share to $1.50 per share in the first quarter of 2022. Although the Company currently expects to pay the regular quarterly dividends, depending on the circumstances and the Board's judgment, the Company may not pay such dividends as described.
In addition to the regular quarterly dividends, the Board will decide whether to approve and pay an additional special dividend in the fourth quarter of each fiscal year.

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

The Company's revenues are highly dependent on both the value and composition of AUM. The following is a summary of the Company's AUM by product and investment objective, as well as a roll-forward of the change in AUM, for the three- and nine-months ended September 30, 2021 and 2020:

	Assets Under Management
	As of September 30,
(in millions, except percentages)	2021	2020	% Change
Proprietary funds	$18,750	$14,761	27%
Sub-advised funds	3,665	2,750	33%
Separately managed accounts	6,771	4,772	42%
Total AUM	$29,186	$22,283	31%

	Assets Under Management by Investment Strategy
	As of September 30,
(in millions, except percentages)	2021	2020	% Change
Small Cap	$595	$478	24%
Small-Mid Cap	3,031	2,366	28%
Mid Cap	1,086	858	27%
Large Cap	19,651	12,626	56%
Large Cap Concentrated	50	24	108%
All Cap Select	404	365	11%
Long-Short	2,062	1,960	5%
Global/International	45	28	61%
Micro Cap	14	—	NM
Total Equity	26,938	18,705	44%
Short Duration Securitized Bond	1,494	1,023	46%
Core Fixed Income	764	434	76%
Long Duration Treasury	50	70	(29)%
Corporate Credit(a)	—	1,571	NM
High Yield(a)	—	546	NM
Total Fixed Income	2,308	3,644	(37)%
Total Equity and Fixed Income	29,246	22,349	31%
(Less: Investments in affiliated funds)(b)	(60)	(66)	(9)%
Total AUM	$29,186	$22,283	31%
(a) The Diamond Hill Corporate Credit and High Yield investment advisory contracts were sold to Brandywine Global effective July 30, 2021.
(b) Certain of the Funds own shares of the Diamond Hill Short Duration Securitized Bond Fund. The Company reduces the total AUM by these investments held in this affiliated fund.

	Change in Assets Under Management
	For the Three Months Ended September 30,
(in millions)	2021	2020
AUM at beginning of the period	$32,360	$20,645
Net cash inflows (outflows)
proprietary funds	155	56
sub-advised funds	—	71
separately managed accounts	65	(29)
	220	98
Sale of high yield-focused advisory contracts	(3,456)	—
Net market appreciation and income	62	1,540
Increase (decrease) during the period	(3,174)	1,638
AUM at end of the period	$29,186	$22,283

Average AUM during the period	$30,659	$22,038

	Change in Assets Under Management
	For the Nine Months Ended September 30,
(in millions)	2021	2020
AUM at beginning of the period	$26,411	$23,399
Net cash inflows (outflows)
proprietary funds	2,142	9
sub-advised funds	(57)	762
separately managed accounts	279	(191)
	2,364	580
Sale of high yield-focused advisory contracts	(3,456)	—
Net market appreciation (depreciation) and income	3,867	(1,696)
Increase (decrease) during the period	2,775	(1,116)
AUM at end of the period	$29,186	$22,283

Average AUM during the period	$30,305	$21,056

	Net Cash Inflows (Outflows) Further Breakdown For the Three Months Ended September 30,
(in millions)	2021	2020
Net cash inflows (outflows)
Equity	$(18)	$(348)
Fixed Income	238	446
	$220	$98

	Net Cash Inflows (Outflows) Further Breakdown For the Nine Months Ended September 30,
(in millions)	2021	2020
Net cash inflows (outflows)
Equity	$1,182	$(540)
Fixed Income	1,182	1,120
	$2,364	$580
AUM decreased $3.2 billion during the three months ended September 30, 2021, due primarily to the sale of the High Yield-Focused Advisory Contracts (see note 11 in the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q), partially offset by appreciation and net inflows of our strategies during the period. Flows into our strategies during the three months ended September 30, 2021, totaled $0.2 billion.
AUM increased $2.8 billion during the nine months ended September 30, 2021, due primarily to appreciation in the financial markets and net inflows into our strategies during the period. The increase was partially offset by the sale of the High Yield-Focused Advisory Contracts. Both our equity and fixed income strategies experienced net inflows during the nine months ended September 30, 2021. Flows in our equity strategies were largely driven by our Large Cap strategy, which experienced net inflows of $2.2 billion. These net inflows were partially offset by net outflows from our other equity strategies totaling approximately $1.0 billion. The Company's fixed income strategies had net positive flows of $1.2 billion during the nine months ended September 30, 2021, with each individual fixed income strategy other than Long Duration Treasury having net positive flows.
Effective March 31, 2021, the Company closed its Large Cap strategy to most new investors. In February 2021, the Company began offering its Large Cap Concentrated strategy as a new open-end mutual fund in the Funds lineup. On June 1, 2021, DHMF commenced operations.
Model Delivery Programs
DHCM provides strategy-specific model portfolios to sponsors of model delivery programs. DHCM does not have discretionary investment authority over individual client accounts in model delivery programs, and therefore, these assets are not included in the Company's AUM. DHCM provides updated model portfolios to the program sponsors on a periodic basis. DHCM is paid for its services by the program sponsor at a pre-determined rate based on assets in the program. Model delivery program assets were $1.9 billion as of September 30, 2021, and $1.1 billion as of December 31, 2020.

Consolidated Results of Operations
The following is a table and discussion of the Company's consolidated results of operations.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except per share amounts and percentages)	2021	2020	% Change	2021	2020	% Change
Total revenue	$55,055	$31,176	77%	$139,139	$91,350	52%
Net operating income	$28,321	$9,970	184%	59,620	37,462	59%
Net operating income, as adjusted(a)	$28,324	$11,931	137%	64,238	35,093	83%
Investment income (loss), net	(2,630)	5,053	NM	8,911	(5,783)	NM
Gain on sale of high yield-focused advisory contracts	9,000	—	NM	9,000	—	NM
Income tax expense	9,816	3,882	153%	20,766	9,429	120%
Net income attributable to common shareholders	25,628	10,566	143%	56,201	24,296	131%
Earnings per share attributable to common shareholders (diluted)	$8.03	$3.30	143%	$17.66	$7.52	135%
Operating profit margin	51%	32%		43%	41%
Operating profit margin, as adjusted(a)	51%	38%		46%	38%
(a) Net operating income, as adjusted, and operating profit margin, as adjusted, are non-GAAP performance measurements. See the "Use of Supplemental Data as Non-GAAP Performance Measure" section within this Quarterly Report on Form 10-Q.
Summary Discussion of Consolidated Results of Operations - Three Months Ended September 30, 2021, compared with Three Months Ended September 30, 2020
Revenue for the three months ended September 30, 2021, increased $23.9 million compared to the three months ended September 30, 2020, primarily due to a 39% increase in average AUM, as well as $11.9 million in performance-based fees earned in 2021. These increases were partially offset by a decrease in the average advisory fee rate (excluding performance-based fees) from 0.53% to 0.52% quarter-over-quarter. We recognized no performance-based fees during the three months ended September 30, 2020.
Operating profit margin was 51% for the three months ended September 30, 2021, and 32% for the three months ended September 30, 2020. Operating profit margin, as adjusted, was 51% for the three months ended September 30, 2021, and 38% for the same period in 2020. Operating profit margin, as adjusted, excludes deferred compensation expense (benefit) from operating income because it is offset by an equal amount in investment income below net operating income on the income statement and thus has no effect on net income attributable to the Company. The Company believes this non-GAAP measure helps the reader to understand its core operating results and increases comparability period-to-period. See "Use of Supplemental Data as Non-GAAP Performance Measure" section within this Quarterly Report on Form 10-Q.
The Company expects that its operating margin will fluctuate from period to period based on various factors, including revenues, investment results, employee performance, staffing levels, gains and losses on investments held in deferred compensation plans, and the development of investment strategies, products, or channels.
The Company had $2.6 million in investment losses due to market depreciation for the three months ended September 30, 2021, compared with investment income of $5.1 million for the three months ended September 30, 2020.
The Company recorded a gain of $9.0 million related to the sale of our High Yield-Focused Advisory Contracts during the third quarter 2021. DHCM may receive two additional payments of up to $13.0 million in the aggregate based on the net revenue of the High Yield-Focused Advisory Contracts on the one-year anniversary of the Closing Date, but there can be no assurance these additional payments will be earned.
Income tax expense increased $5.9 million for the three months ended September 30, 2021, compared to the same period in 2020. The increase in income tax expense was primarily due to an increase in DHCM's income before taxes, and an increase in the Company's effective tax rate from 25.8% to 28.3% period-over-period, primarily due to the additional state and local taxes incurred based on the performance-fees recorded during the period.

The Company generated net income attributable to common shareholders of $25.6 million ($8.03 per diluted share) for the three months ended September 30, 2021, compared with net income attributable to common shareholders of $10.6 million ($3.30 per diluted share) for the three months ended September 30, 2020, primarily due to increased revenues and the gain on the sale of the High Yield-Focused Advisory Contracts.
Revenue

	Three Months Ended September 30,
(in thousands, except percentages)	2021	2020	% Change
Investment advisory	$51,848	$29,363	77%
Mutual fund administration, net	3,207	1,813	77%
Total	$55,055	$31,176	77%
Investment Advisory Fees. Investment advisory fees increased $22.5 million, or 77%, from the three months ended September 30, 2020, to the three months ended September 30, 2021. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates, which vary by investment product. The increase in investment advisory fees was due to an increase of 39% in average AUM, and $11.9 million of performance-based fees recognized during three months ended September 30, 2021 as a significant performance-based agreement reached its first five-year measurement term on September 30, 2021. We recognized no performance-based fees during the three months ended September 30, 2020. The average advisory fee rate excluding performance-based fees for the three months ended September 30, 2021 and the three months ended September 30, 2020 were 0.52% and 0.53%, respectively.
Mutual Fund Administration Fees. Mutual fund administration fees increased $1.4 million, or 77%, from the three months ended September 30, 2020 to the three months ended September 30, 2021. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of the Funds' average AUM. This increase was primarily due to a 38% increase in the Funds' average AUM from the three months ended September 30, 2020, to the three months ended September 30, 2021, and a reduction in administration fees paid on behalf of the Funds as a percentage of average Fund AUM.

Expenses

	Three Months Ended September 30,
(in thousands, except percentages)	2021	2020	% Change
Compensation and related costs, excluding deferred compensation expense	$20,433	$13,704	49%
Deferred compensation expense	3	1,961	(100)%
General and administrative	3,637	3,096	17%
Sales and marketing	1,767	1,581	12%
Mutual fund administration	894	864	3%
Total	$26,734	$21,206	26%
Compensation and Related Costs, Excluding Deferred Compensation Expense. Employee compensation and benefits increased by $6.7 million, or 49%, from the three months ended September 30, 2020, compared to the three months ended September 30, 2021. This increase was due to increases in accrued incentive compensation of $5.2 million, in salary and related benefits of $0.9 million, and in restricted stock expense of $0.6 million. Incentive compensation expense can fluctuate significantly period-over-period as the Company evaluates investment performance, individual performance, Company performance and other factors.
Deferred Compensation Expense. Deferred compensation expense was not significant for the three months ended September 30, 2021. For the three months ended September 30, 2020 the Company recorded expense of $2.0 million due to market appreciation on our deferred compensation plan investments.

The gain on deferred compensation plan investments increases deferred compensation expense and is included in operating income. Deferred compensation expense is offset by an equal amount in investment income below net operating income on the consolidated statements of income, and thus has no impact on net income attributable to the Company.
General and Administrative. General and administrative expenses increased by $0.5 million, or 17%, from the three months ended September 30, 2020, to the three months ended September 30, 2021. This increase was due primarily due to increases of approximately $0.3 million in consulting fees, $0.1 million in depreciation expense related to distribution technology software, and $0.1 million in other general administrative expenses.
Sales and Marketing. Sales and marketing expenses increased by $0.2 million from the three months ended September 30, 2020, to the three months ended September 30, 2021. The increase was due to $0.2 million in increased spending related to marketing technology.
Mutual Fund Administration. Mutual fund administration expense increased 3%, from the three months ended September 30, 2020, compared to the three months ended September 30, 2021. Mutual fund administration expenses consist of both variable and fixed expenses. The small increase was due to an increase in variable expenses as a result of the increase in the average Fund AUM period-over-period.
Summary Discussion of Consolidated Results of Operations - Nine Months Ended September 30, 2021, compared with Nine Months Ended September 30, 2020
Revenue for the nine months ended September 30, 2021, increased $47.8 million, compared to revenue for the same period in 2020, primarily due to an increase in average AUM of 44% period-over-period, and $11.9 million in performance-based fees earned in 2021. We recognized no performance-based fees during the nine months ended September 30, 2020. The increase was partially offset by a decrease in the average advisory fee rate (excluding performance-based fees) from 0.55% to 0.52%.
Operating profit margin was 43% for the nine months ended September 30, 2021, and 41% for the nine months ended September 30, 2020. Operating profit margin, as adjusted, was 46% for the nine months ended September 30, 2021, and 38% for the nine months ended September 30, 2020. Operating profit margin, as adjusted, excludes deferred compensation expense (benefit) from operating income because it is offset by an equal amount in investment income below net operating income on the income statement and thus has no effect on net income attributable to the Company. The Company believes this non-GAAP measure helps the reader to understand its core operating results and increases comparability period-to-period. See "Use of Supplemental Data as Non-GAAP Performance Measure" section within this report.
The Company expects that its operating margin will fluctuate from period to period based on various factors, including revenues, investment results, employee performance, staffing levels, gains and losses on investments held in deferred compensation plans, and the development of investment strategies, products, or channels.
The Company recognized $8.9 million in investment income for the nine months ended September 30, 2021, compared with investment losses of $5.8 million for the nine months ended September 30, 2020. The change year-over-year was primarily due to the negative impact that COVID-19 had on the financial markets in March 2020, and the subsequent market rebound.
The Company recorded a gain of $9.0 million related to the sale of our High Yield-Focused Advisory Contracts during the third quarter 2021. DHCM may receive two additional payments of up to $13.0 million in the aggregate based on the net revenue of the High Yield-Focused Advisory Contracts on the one-year anniversary of the Closing Date, but there can be no assurance these additional payments will be earned.
Income tax expense increased $11.3 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The increase in income tax expense was primarily due to the increase in the Company's income before taxes, which was partially offset by a decrease in the Company's effective tax rate from 29.8% to 26.8%, primarily due to the impact of redeemable noncontrolling interest period-over-period. The provision for income taxes includes the effect of the operations of the Consolidated Funds that are not subject to federal income taxes. Accordingly, a portion of the Company's earnings are not subject to corporate tax.
The Company generated net income attributable to common shareholders of $56.2 million ($17.66 per diluted share) for the nine months ended September 30, 2021, compared with net income attributable to common shareholders of $24.3 million ($7.52 per diluted share) for the same period in 2020. The increase in net income and earnings per diluted share was primarily driven by the increase in revenue, the gain on sale of the High Yield-Focused Advisory Contracts, and an increase in investment income during the nine months ended September 30, 2021.

Revenue

	Nine Months Ended September 30,
(in thousands, except percentages)	2021	2020	% Change
Investment advisory	$130,134	$86,219	51%
Mutual fund administration, net	9,005	5,131	76%
Total	$139,139	$91,350	52%
Investment Advisory Fees. Investment advisory fees for the nine months ended September 30, 2021, increased $43.9 million, or 51%, compared to the nine months ended September 30, 2020. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates, which vary by investment product. The increase in investment advisory fees was primarily due to an increase in average AUM of 44% and $11.9 million of performance-based fees earned during the period as a significant performance-based agreement reached its first five-year measurement term on September 30, 2021. The Company recognized no performance-based fees during the nine months ended September 30, 2020. The increase was partially offset by a decrease in the average advisory fee rate (excluding performance-based fees) from 0.55% to 0.52% period-over-period. The decrease in average advisory fee rate was driven by an increase in the mix of assets held in lower fee rate strategies during the nine months ended September 30, 2021, compared to the same period in 2020.
Mutual Fund Administration Fees. Mutual fund administration fees for the nine months ended September 30, 2021, increased $3.9 million, or 76%, compared to the nine months ended September 30, 2020. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of the Funds' average AUM. The increase was primarily due to the 43% increase in the Funds' average AUM for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, and a reduction in administration fees paid on behalf of the Funds as a percentage of average Fund AUM.
Expenses

	Nine Months Ended September 30,
(in thousands, except percentages)	2021	2020	% Change
Compensation and related costs, excluding deferred compensation expense (benefit)	$56,188	$41,679	35%
Deferred compensation expense (benefit)	4,618	(2,369)	NM
General and administrative	10,324	7,925	30%
Sales and marketing	5,672	4,186	35%
Mutual fund administration	2,717	2,467	10%
Total	$79,519	$53,888	48%
Compensation and Related Costs, Excluding Deferred Compensation Expense (Benefit). Employee compensation and benefits for the nine months ended September 30, 2021, increased by $14.5 million compared to the nine months ended September 30, 2020. This increase was due to increases in accrued incentive compensation of $10.2 million, in salary and related benefits of $3.1 million, and in restricted stock expense of $1.2 million. Incentive compensation expense can fluctuate significantly period-over-period as the Company evaluates investment performance, individual performance, Company performance and other factors.
Deferred Compensation Expense (Benefit). Deferred compensation expense was $4.6 million for the nine months ended September 30, 2021, compared to a benefit of $2.4 million for the nine months ended September 30, 2020. The expense in the current period was primarily due to market appreciation on deferred compensation plan investments, while the benefit in the prior period was primarily due to the negative impact COVID-19 had on the financial markets in March 2020.
The gain (loss) on deferred compensation plan investments increases (decreases) deferred compensation expense (benefit) and is included in operating income. Deferred compensation expense (benefit) is offset by an equal amount in investment income below net operating income on the consolidated statements of income, and thus, has no impact on net income attributable to the Company.

General and Administrative. General and administrative expense for the nine months ended September 30, 2021, increased by $2.4 million, or 30%, compared to the nine months ended September 30, 2020. This increase was primarily due to a non-recurring $1.1 million refund related to Ohio commercial activity tax, which was received in the first quarter of 2020 and reduced general and administrative expense. The Ohio commercial activity tax is a gross receipts tax, and therefore, is not included in income taxes. Other increases in 2021 include $0.5 million of proxy solicitation fees related to the sale of the High Yield-Focused Advisory Contracts (see note 11 in the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q), $0.3 million in consulting expense, $0.3 million in IT staffing, hardware and software expense and $0.2 million in depreciation expense.
Sales and Marketing. Sales and marketing expense for the nine months ended September 30, 2021 increased by $1.5 million, or 35%, compared to the nine months ended September 30, 2020. The increase was primarily due to increases of $0.8 million related to the Company's distribution technology platform, and the related external data costs, and additional payments of $0.7 million made to third-party intermediaries related to the sale of our mutual funds on their platforms.
Mutual Fund Administration. Mutual fund administration expenses for the nine months ended September 30, 2021, increased by $0.3 million, or 10%, compared to the nine months ended September 30, 2020. Mutual fund administration expenses consist of both variable and fixed expenses. The increase was primarily due to an increase in variable expenses as a result of the increase in the average Fund AUM period-over-period.

Liquidity and Capital Resources
Sources of Liquidity
The Company's current financial condition is liquid, with a significant amount of its assets comprised of cash and cash equivalents, investments, accounts receivable, and other current assets. The Company's main source of liquidity is cash flows from operating activities, which are generated from investment advisory and mutual fund administration fees. Cash and cash equivalents, investments held directly by DHCM, accounts receivable, and other current assets represented $251.8 million and $205.1 million of total assets as of September 30, 2021 and December 31, 2020, respectively. The Company believes that these sources of liquidity, as well as its continuing cash flows from operating activities, will be sufficient to meet its current and future operating needs for the next 12 months.
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
On February 27, 2020, the Company's board of directors approved a stock repurchase program (the "2020 Repurchase Program") authorizing management to repurchase up to $50.0 million of the Company's common stock. Under the 2020 Repurchase Program, the Company repurchased $7.5 million of its common shares during the nine months ended September 30, 2021. As of September 30, 2021, $27.8 million remains available for repurchase under the 2020 Repurchase Program. The authority to repurchase shares: (1) may be exercised from time to time as market conditions warrant, (2) is subject to regulatory constraints, and (3) will expire two years from the date of board approval or upon the earlier repurchase in full of the authorized amount of shares. The timing, amount, and other terms and conditions of any repurchases will be determined by Company management in its discretion based on a variety of factors, including the market price of such shares, corporate considerations, general market and economic conditions, and applicable legal requirements.
The Company's board of directors has approved the institution of a regular quarterly dividend, which it began paying in the first quarter of 2021. A summary of cash dividends paid during the nine months ended September 30, 2021 is presented below:

Dividend	Declaration Date	Date Paid	Dividend Amount (in millions)
First quarter - $1.00 per share	February 25, 2021	March 19, 2021	$3.1
Second quarter - $1.00 per share	April 26, 2021	June 18, 2021	3.2
Third quarter - $1.00 per share	July 28, 2021	September 24, 2021	3.2
Total			$9.5
On October 26, 2021, the Board approved a regular quarterly dividend for the fourth quarter of 2021 of $1.00 per share. The Board also approved a special cash dividend of $19.00 per share. Both the fourth quarter regular dividend and the special dividend will be paid on December 10, 2021, to shareholders of record as of November 29, 2021. These dividends are expected to reduce shareholders' equity by approximately $63.4 million.
The Board also approved an increase in the regular quarterly dividend beginning in the first quarter of 2022. Subject to the Board's approval each quarter and compliance with applicable legal requirements, the Company expects to increase the Company's regular quarterly dividend from $1.00 per share to $1.50 per share in the first quarter of 2022.
In addition to the regular quarterly dividends, the Board will decide whether to approve and pay an additional special dividend in the fourth quarter of each fiscal year. Although the Company currently expects to pay regular quarterly dividends, depending on the circumstances and the board of directors’ judgment, the Company may not pay such dividends as described.

Working Capital
As of September 30, 2021, the Company had working capital of approximately $213.5 million, compared to $168.9 million as of December 31, 2020. Working capital includes cash and cash equivalents, accounts receivable, investments, and other current assets of DHCM, net of accounts payable and accrued expenses, accrued incentive compensation, deferred compensation and other current liabilities of DHCM.
Below is a summary of securities owned by the Company as of September 30, 2021 and December 31, 2020.

	As of
	September 30, 2021	December 31, 2020
Corporate Investments:
Diamond Hill Core Bond Fund	$46,759,964	$47,204,636
Diamond Hill Long-Short Fund	19,067,822	16,945,863
Diamond Hill Large Cap Concentrated Fund	10,829,980	—
Diamond Hill Global Fund	11,854,260	11,269,719
Diamond Hill Micro Cap Fund, LP	9,603,387	—
Diamond Hill International Fund	20,591,978	10,156,320
Total Corporate Investments	118,707,391	85,576,538
Deferred Compensation Plan Investments in the Funds and DHMF	34,883,646	33,241,952
Total investments held by DHCM	153,591,037	118,818,490
Investments in Consolidated Funds held by noncontrolling interests	14,101,934	9,582,646
Total Investment Portfolio	$167,692,971	$128,401,136
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

For the nine months ended September 30, 2021, net cash provided by operating activities totaled $15.3 million. Cash inflows from operating activities were primarily driven by net income of $56.8 million, the add back of share-based compensation of $5.4 million, depreciation of $0.9 million, and a $1.0 million increase in the incentive compensation accrual. These inflows were partially offset by the adjustment to net income of $9.0 million for the gain on sale of the High Yield-Focused Advisory Contracts, securities purchased by the Consolidated Funds of $23.5 million, and the cash impact of timing differences in the settlement of other assets and liabilities of $16.3 million. Absent the cash used in operations by the Consolidated Funds, cash flows provided by operations were $38.3 million.
For the nine months ended September 30, 2020, net cash provided by operating activities totaled $38.2 million. Cash inflows provided by operating activities were primarily driven by net income of $22.3 million, the add back of share-based compensation of $5.7 million, depreciation of $0.8 million, and the cash impact of timing differences in the settlement of assets and liabilities of $13.4 million. These increases were partially offset by a decrease in accrued incentive compensation of $4.0 million due to the payment of incentive compensation in the first quarter of 2020. Absent the cash used by the Consolidated Funds to purchase securities into their investment portfolios, cash flows provided by operations were $35.9 million.

Cash Flows from Investing Activities
The Company’s cash flows from investing activities consist primarily of capital expenditures and purchases and redemptions in our investment portfolio.
Cash flows used in investing activities totaled $0.5 million for the nine months ended September 30, 2021. Cash flows used in investing activities were primarily driven by corporate investment purchases of $17.0 million and property and equipment purchases of $1.0 million. These outflows were partially offset by proceeds from the redemption of investments totaling $8.5 million and $9.0 million of proceeds received from the sale of the High Yield-Focused Advisory Contracts.
Cash flows provided by investing activities totaled $10.7 million for the nine months ended September 30, 2020. Cash flows provided by investing activities were primarily driven by proceeds from the redemption of investments totaling $24.8 million, partially offset by investment purchases of $12.4 million, and property and equipment (capitalized software) purchases of $1.7 million.

Cash Flows from Financing Activities
The Company’s cash flows from financing activities consist primarily of the repurchase of its common stock, shares withheld related to employee tax withholding, dividends paid on its common stock, and distributions to, or contributions from, redeemable noncontrolling interest holders.
For the nine months ended September 30, 2021, net cash used in financing activities totaled $14.7 million, consisting of the payment of quarterly dividends totaling $9.5 million, repurchases of the Company’s common stock of $7.5 million, and the value of shares withheld related to employee tax withholding of $1.5 million. These cash outflows were partially offset by net subscriptions received in the Consolidated Funds from redeemable noncontrolling interest holders of $3.4 million and proceeds received under the ESPP of $0.5 million.
For the nine months ended September 30, 2020, net cash used in financing activities totaled $24.3 million, consisting of repurchases of the Company’s common stock of $18.6 million, net redemptions in the Consolidated Funds from redeemable noncontrolling interest holders of $4.1 million, and the value of shares withheld related to employee tax withholding of $1.6 million.

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

The following table summarizes the condensed cash flows for the nine months ended September 30, 2021, that are attributable to the Company and to the Consolidated Funds, and the related eliminations required in preparing the consolidated statements.

	Nine Months Ended September 30, 2021
	Cash flow attributable to Diamond Hill Investment Group, Inc.	Cash flow attributable to Consolidated Funds	Eliminations	As reported on the Consolidated Statement of Cash Flows
Cash flows from Operating Activities:
Net income (loss)	$56,200,986	$2,563,711	$(1,999,751)	$56,764,946
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	930,990	—	—	930,990
Share-based compensation	5,351,120	—	—	5,351,120
Gain on sale of high yield-focused advisory contracts	(9,000,000)	—	—	(9,000,000)
Net (gains)/losses on investments	(7,048,214)	(2,563,711)	1,999,751	(7,612,174)
Net change in securities held by Consolidated Funds	—	(23,532,392)	—	(23,532,392)
Other changes in assets and liabilities	(8,106,644)	524,147	—	(7,582,497)
Net cash provided by (used in) operating activities	38,328,238	(23,008,245)	—	15,319,993
Net cash (used in) provided by investing activities	(20,120,438)	—	19,577,064	(543,374)
Net cash (used in) provided by financing activities	(18,105,755)	23,008,245	(19,577,064)	(14,674,574)
Net change during the period	102,045	—	—	102,045
Cash and cash equivalents at beginning of period	98,478,202	—	—	98,478,202
Cash and cash equivalents at end of period	$98,580,247	$—	$—	$98,580,247

Use of Supplemental Data as Non-GAAP Performance Measure
As supplemental information, the Company is providing performance measures that are based on methodologies other than GAAP (“non-GAAP”). The Company believes that the non-GAAP measures below are useful measures of its core business activities, are important metrics in estimating the value of an asset management business, and may enable more appropriate comparisons to its peers. These non-GAAP measures should not be used as a substitute for financial measures calculated in accordance with GAAP and may be calculated differently by other companies. The following schedule reconciles GAAP measures to non-GAAP measures for the three- and nine-months ended September 30, 2021 and 2020, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages and per share data)	2021	2020	2021	2020
Total revenue	$55,055	$31,176	$139,139	$91,350

Net operating income, GAAP basis	$28,321	$9,970	$59,620	$37,462
Non-GAAP adjustment:
Gains (losses) on deferred compensation plan investments, net(1)	3	1,961	4,618	(2,369)
Net operating income, as adjusted, non-GAAP basis(2)	28,324	11,931	64,238	35,093
Non-GAAP adjustment:
Tax provision on net operating income, as adjusted, non-GAAP basis(3)	(7,844)	(3,206)	(17,332)	(9,811)
Net operating income, as adjusted, after tax, non-GAAP basis(4)	$20,480	$8,725	$46,906	$25,282

Net operating income, as adjusted after tax per diluted share, non-GAAP basis(5)	$6.41	$2.73	$14.74	$7.82
Diluted weighted average shares outstanding, GAAP basis	3,193	3,201	3,182	3,231

Operating profit margin, GAAP basis	51%	32%	43%	41%
Operating profit margin, as adjusted, non-GAAP basis(6)	51%	38%	46%	38%
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
(3) Tax provision on net operating income, as adjusted: This non-GAAP measure represents the tax provision, excluding the impact of investment related activity, and the gain on sale of high yield-focused advisory contracts, and is calculated by applying the unconsolidated effective tax rate to net operating income, as adjusted.
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

Critical Accounting Policies and Estimates
For a summary of the critical accounting policies important to understanding the condensed consolidated financial statements, please see Note 2, Significant Accounting Policies, in the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, and Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 2, Significant Accounting Policies, in the 2020 Form 10-K.

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
There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. The Company continues to monitor and assess the impact, if any, that the COVID-19 pandemic and the related economic impacts could have on the design and operating effectiveness of our internal controls.

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

During the quarter ended September 30, 2021, the Company did not sell any shares of its common stock that were not registered under the Securities Act. The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended September 30, 2021:

Period	Total Number of Shares Purchased for Employee Tax Withholdings(a)	Total Number of Shares Purchased as part of Publicly Announced Programs(b)	Average Price Paid Per Share Purchased Under the Programs	Aggregate Purchase Price of Shares Purchased Under the Programs	Approximate Dollar Value of the Shares That May Yet Be Purchased Under the Program(b)
July 1, 2021 through July 31, 2021	4,967	—	—	—	$33,447,025
August 1, 2021 through August 31, 2021	—	17,096	$177.99	$3,042,863	$30,404,162
September 1, 2021 through September 30, 2021	—	14,372	$178.99	$2,572,387	$27,831,775
Total	4,967	31,468	$178.44	$5,615,250
(a)The Company regularly withholds shares for tax payments due upon the vesting of employee restricted stock. During the quarter ended September 30, 2021, the Company purchased 4,967 shares of common stock for employee tax withholding at an average price paid per share of $167.31.
(b)On February 27, 2020, the Company announced the 2020 Repurchase Program, pursuant to which our board of directors authorized management to repurchase up to $50.0 million of the Company’s common stock in the open market and in private transactions in accordance with applicable securities laws. The 2020 Repurchase Program will expire in February 2022, or upon the earlier completion of all authorized purchases under such program.
The Company has entered into a Rule 10b5-1 repurchase plan. This plan is intended to qualify for the safe harbor under Rule 10b5-1 of the Exchange Act.  A Rule 10b5-1 plan allows a company to purchase its stock at times when it would not ordinarily be in the market because of its trading policies or the possession of material nonpublic information. Because repurchases under the 10b5-1 plan are subject to specified parameters and certain price, timing, and volume restraints specified in the plan, there is no guarantee as to the exact number of shares that will be repurchased or that there will be any repurchases at all pursuant to the plan. Purchases may be made in the open market or through privately negotiated transactions. Purchases in the open market will be made in compliance with Rule 10b-18 under the Exchange Act.
Through September 30, 2021, the Company has repurchased 173,616 shares of the Company's common stock under the 2020 Repurchase Program at a total cost of $22.2 million.

ITEM 3:	Defaults Upon Senior Securities
None.

ITEM 4:	Mine Safety Disclosures
Not applicable.

ITEM 5:	Other Information
On October 26, 2021 (the “Effective Date”), the Company entered into an Employment Agreement with Heather E. Brilliant, the Company’s Chief Executive Officer and President (the “Agreement”). The Agreement, among other changes, modifies the terms of Ms. Brilliant’s compensation to be consistent with the Company’s current compensation practices. The Agreement will expire on December 31, 2026, but will automatically renew for one-year periods unless the Company or Ms. Brilliant provides advance notice that it will not be renewed. The Agreement supersedes and replaces the employment agreement entered into between the Company and Ms. Brilliant dated July 5, 2019.
Ms. Brilliant will receive an annual base salary of $400,000 and will be eligible to receive both annual cash and equity bonuses. She will also receive reimbursement for certain travel and other expenses and will receive insurance and fringe benefits at the levels available to all the Company’s employees. As long as she remains employed with the Company, Ms. Brilliant will be eligible to receive (i) an annual incentive award with a target fair market value equal to $1,750,000, with a minimum annual incentive award of at least $600,000 (“Incentive Award”), and (ii) an annual equity bonus with a target fair market value equal to $600,000 for the period from the Effective Date through October 1, 2024 (“Initial Equity Award”), and $1,200,000 thereafter (“LTI Award”). The Incentive Awards and LTI Awards will be determined based upon Ms. Brilliant’s satisfaction of certain performance criteria established by the Board and eligibility requirements under the Company’s Equity and Cash Incentive Plan. The Incentive Awards will also be subject to the Company’s performance during the relevant calendar year. Any such Incentive Award may be paid in cash or Company stock, or a combination thereof, provided that at least 40% of any Incentive Award must be paid in cash.
In the event of Ms. Brilliant’s death, subject to certain restrictions, she or her estate will be eligible to receive (i) her accrued but unpaid base salary, reimbursement of expenses, other benefits to which she would be entitled through the termination date and any Incentive Award for a completed year that has not yet been paid (“Accrued Obligations”), and (ii) any Initial Equity Award and any LTI Award for a completed year that has been granted, but is unvested, will vest in accordance with the terms of the applicable plan and award agreement. In the event of Ms. Brilliant’s permanent disability (as defined in the Agreement), she will be entitled to receive the Accrued Obligations.
If Ms. Brilliant’s employment is terminated without cause (as defined in the Agreement) or if she resigns with good reason (as defined in the Agreement), she will be eligible to receive (i) the Accrued Obligations, (ii) a single lump sum payment of her annual base salary, (iii) a pro-rated single lump sum payment based upon the amount of the Incentive Award made to Ms. Brilliant for the calendar year preceding termination of employment; and (iv) a single lump sum payment equal to the fair market value of the portion of any LTI Award that would have vested for the calendar year in which the termination occurs. If Ms. Brilliant is terminated for cause or resigns without good reason, she will be eligible to receive only her accrued but unpaid base salary, reimbursement of expenses and other benefits to which she would be entitled through the termination date.
In addition, in the event that a change in control (as defined in the Agreement) occurs and, within six months prior or 24 months following such change in control Ms. Brilliant's employment is terminated by the Company or its successor without cause or Ms. Brilliant resigns with good reason, then Ms. Brilliant will receive (i) the Accrued Obligations, (ii) a single lump sum payment of the greater of her then annual base salary or her base salary paid to her in the most recently completed calendar year, (iii) a single lump sum payment equal to the Incentive Award made to Ms. Brilliant for the calendar year preceding termination of employment, (iv) a pro-rated single lump sum payment equal to the target annual Incentive Award for the calendar year in which the termination of employment occurs, (v) full vesting of any previously granted LTI Award, to the extent not previously vested due to the change in control transaction, and (vi) full vesting of the Initial Equity Award to the extent not previously vested due to the change in control transaction.
The Agreement also contains customary non-competition, non-solicitation, confidentiality and non-disparagement covenants, both during, and for a period following termination of, Ms. Brilliant’s employment with the Company.
The foregoing description of the Agreement is qualified in its entirety by reference to the full text of the Agreement, a copy of which is filed herewith as Exhibit 10.1 and is incorporated herein by reference.

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

3.3	Amended and Restated Code of Regulations of the Company (Incorporated by reference from Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on April 28, 2017) (File No. 000-24498).

10.1	Employment Agreement between Heather E. Brilliant and Diamond Hill Capital Management, Inc. dated October 26, 2021. (Filed herewith).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a). (Filed herewith).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a). (Filed herewith).

32.1	Section 1350 Certifications. (Filed herewith)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

DIAMOND HILL INVESTMENT GROUP, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DIAMOND HILL INVESTMENT GROUP, INC.

Date	Title	Signature

October 26, 2021	Chief Executive Officer and President	/s/ Heather E. Brilliant
Heather E. Brilliant

October 26, 2021	Chief Financial Officer and Treasurer	/s/ Thomas E. Line
Thomas E. Line