Form 10-K
period 2021-12-31
DIAMOND HILL INVESTMENT GROUP INC
filed 2022-02-25
CIK 909108

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of the registrant’s common shares (the only common equity of the registrant) held by non-affiliates on the NASDAQ Global Select Market was $519,454,719, based on the closing price of $167.31 on June 30, 2021. For these purposes only, calculation of holdings by non-affiliates is based upon the assumption, that the registrant’s executive officers and directors are affiliates.
The number of shares outstanding of the issuer’s common stock, as of February 25, 2022, is 3,221,140 shares.
Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Diamond Hill Investment Group, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2021

PART I

Item 1.	Business
Forward-Looking Statements
Throughout this Annual Report on Form 10-K and the documents incorporated herein by reference, Diamond Hill Investment Group, Inc. (“Diamond Hill”) may make forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “1933 Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements regarding anticipated operating results, prospects and levels of assets under management, technological developments, economic trends (including interest rates and market volatility), expected transactions and similar matters. The words “believe,” “expect,” “anticipate,” “target,” “project,” “estimate,” “would,” “will,” “continue,” “should,” “hope,” “seek,” “plan,” “intend,” and variations of such words and similar expressions identify such forward-looking statements, which speak only as of the date made. While we believe that the assumptions underlying our forward-looking statements are reasonable, investors are cautioned that any of the assumptions could prove to be inaccurate and, accordingly, our actual results and experiences could differ materially from the anticipated results or other expectations expressed in our forward-looking statements.
Factors that could cause such actual results or experiences to differ from results discussed in the forward-looking statements include, but are not limited to: (i) any reduction in our assets under management (“AUM”); (ii) withdrawal, renegotiation, or termination of investment advisory agreements; (iii) damage to our reputation; (iv) failure to comply with investment guidelines or other contractual requirements; (v) challenges from the competition we face in our business; (vi) adverse regulatory and legal developments; (vii) unfavorable changes in tax laws or limitations; (viii) interruptions in or failure to provide critical technological service by us or third parties; (ix) adverse civil litigation and government investigations or proceedings; (x) risk of loss on our investments; (xi) lack of sufficient capital on satisfactory terms; (xii) losses or costs not covered by insurance; (xiii) a decline in the performance of our products; (xiv) changes in interest rates; (xv) changes in national and local economic and political conditions; (xvi) the continuing economic uncertainty in various parts of the world; (xvii) the effects of the COVID-19 pandemic and the actions taken in connection therewith; (xviii) political uncertainty caused by, among other things, political parties, economic nationalist sentiments, tensions surrounding the current socioeconomic landscape, and other risks identified from time-to-time in other public documents on file with the U. S. Securities and Exchange Commission (“SEC”), including those discussed below in Item 1A.
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
Overview
Diamond Hill, an Ohio corporation organized in April 1990, derives its consolidated revenue and net income from investment advisory and fund administration services provided by its wholly owned subsidiary, Diamond Hill Capital Management, Inc., an Ohio corporation (“DHCM”). DHCM is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). DHCM sponsors, distributes, and provides investment advisory and related services to clients through pooled investment vehicles, including the Diamond Hill Funds (each a “Fund”, and collectively, the “Funds”), separately managed accounts, and model delivery programs.
DHCM is committed to generating excellent, long-term investment outcomes and building enduring client partnerships. By committing to shared investment principles, including valuation-disciplined active portfolio management, fundamental bottom-up research, and a long-term business owner mindset, DHCM has created a suite of investment strategies designed for long-term strategic allocations from institutionally-oriented investors. DHCM’s core values of curiosity, ownership, trust, and respect create an environment where investment professionals focus on results and all teammates focus on the overall client experience. The combination of these investment principles and core values creates an aligned boutique model ensuring our associates have a vested interest in our clients’ success. This alignment with clients is emphasized through: (i) personal investment by Diamond Hill employees in the strategies managed, (ii) a fee philosophy focused on a fair sharing of the economics among clients, employees, and shareholders, (iii) a strict adherence to capacity discipline ensuring the ability to add value for existing clients, and (iv) compensation driven by the value created for clients.

Our primary objective is to fulfill our fiduciary duty to our clients. We believe this focus on generating excellent, long-term investment outcomes and building enduring client partnerships will enable us to grow our intrinsic value to achieve a compelling, long-term return for our shareholders.
Investment Advisory Activities
Investment Advisory Fees
Our principal source of revenue is investment advisory fee income earned from managing client accounts under investment advisory and sub-advisory agreements. The fees earned depend on the type of investment strategy, account size, and servicing requirements. Revenues depend on the total value and composition of AUM. Accordingly, net cash flows from clients, market fluctuations in client portfolios, and the composition of AUM impact our revenues and results of operations. We also have certain agreements that allow us to earn performance-based fees if investment returns exceed targeted amounts over a specified measurement period.
Assets Under Management
The following tables show AUM by product and investment objective, as well as net client cash flows, for each of the past five years ended December 31, 2021:

	Assets Under Management As of December 31,
(in millions)	2021	2020	2019	2018	2017
Proprietary funds	$19,802	$17,615	$16,148	$13,440	$15,974
Sub-advised funds	3,994	3,185	2,029	1,358	1,518
Separately managed accounts	7,232	5,611	5,222	4,310	4,825
Total AUM	$31,028	$26,411	$23,399	$19,108	$22,317

	Assets Under Management by Investment Strategy As of December 31,
(in millions)	2021	2020	2019	2018	2017
U.S. Equity
Large Cap	$21,285	$15,075	$12,316	$9,611	$10,864
Small-Mid Cap	3,183	2,810	3,243	2,770	3,528
Mid Cap	1,165	992	569	143	130
Small Cap	597	556	795	1,048	1,525
All Cap Select	438	446	528	432	444
Large Cap Concentrated	64	27	28	26	3
Micro Cap	16	—	—	—	—
Total U.S. Equity	26,748	19,906	17,479	14,030	16,494

Alternatives
Long-Short	1,998	2,056	3,605	3,767	4,980
Total Alternatives	1,998	2,056	3,605	3,767	4,980

Global/International Equity
International	56	17	13	3	4
Global(a)	—	16	22	15	2
Total Global/International Equity	56	33	35	18	6

Fixed Income
Short Duration Securitized Bond	1,613	1,132	809	579	313
Core Fixed Income	622	541	300	55	44
Long Duration Treasury	51	62	52	52	—
Corporate Credit(b)	—	2,020	1,147	757	668
High Yield(b)	—	724	135	54	31
Total Fixed Income	2,286	4,479	2,443	1,497	1,056

Total-All Strategies	31,088	26,474	23,562	19,312	22,536
(Less: Investments in affiliated funds)(c)	(60)	(63)	(163)	(204)	(219)
Total AUM	$31,028	$26,411	$23,399	$19,108	$22,317
(a) The Diamond Hill Global Fund was liquidated on December 17, 2021.
(b) The Diamond Hill Corporate Credit and High Yield investment advisory contracts (the “High Yield-Focused Advisory Contracts”)
were sold to Brandywine Global Investment Management, LLC (“Brandywine Global”) effective July 30, 2021.
(c) Certain of the Funds own shares of the Diamond Hill Short Duration Securitized Bond Fund. The Company reduces the total AUM by the investments held in this affiliated Fund.

	Change in Assets Under Management For the Year Ended December 31,
(in millions)	2021	2020	2019	2018	2017
AUM at beginning of the year	$26,411	$23,399	$19,108	$22,317	$19,381
Net cash inflows (outflows)
proprietary funds	2,009	879	(499)	(978)	843
sub-advised funds	(54)	713	216	(25)	(164)
separately managed accounts	168	(63)	(394)	(99)	(254)
	2,123	1,529	(677)	(1,102)	425
Sale of high yield-focused advisory contracts	(3,456)	—	—	—	—
Net market appreciation/(depreciation) and income	5,950	1,483	4,968	(2,107)	2,511
Increase (decrease) during the year	4,617	3,012	4,291	(3,209)	2,936
AUM at end of the year	$31,028	$26,411	$23,399	$19,108	$22,317
Model Delivery Programs - Assets Under Advisement
DHCM provides strategy-specific model portfolios to sponsors of model delivery programs. DHCM does not have discretionary investment authority over individual client accounts in model delivery programs, and therefore, these assets are not included in the Company’s AUM. Rather, we refer to these model delivery assets as assets under advisement (“AUA”). DHCM is paid for its services by the program sponsors at a pre-determined rate based on assets in the programs.

	Assets Under Advisement As of December 31,
(in millions)	2021	2020	2019	2018	2017
Model delivery program AUA	$2,098	$1,099	$933	$476	$445
Capacity
Our ability to retain and grow our AUM and AUA has been, and will continue to be, primarily driven by delivering attractive long-term investment results, which requires strict adherence to capacity discipline. If we determine the size of a strategy could impede our ability to meet investment return goals, we will close that strategy to new clients. Our commitment to capacity discipline inherently impacts our ability to grow our AUM. Investment results will always be prioritized over asset accumulation. As of December 31, 2021, our Large Cap and Small-Mid Cap strategies are closed to most new investors.
Today, our existing capacity is estimated to be $40 – 50 billion in domestic equities, $15 – 20 billion in international equities, and $50 – 65 billion in fixed income. Our firm level capacity increases with the development of new products or strategies.
Growth Strategy
As a deliberately capacity constrained organization, growth is intentional and centers first and foremost on delivering an investment and client experience enabling investors to have better outcomes over the long term. Our core values and aligned boutique model encourage development of strategies and vehicles that are designed to meet clients’ objectives and embody our shared investment principles.
In 2021, we increased our ability to meet client needs by expanding our domestic equity line-up and the vehicles available for many of our strategies. As an example, Large Cap Concentrated is now available as a new mutual fund in the Funds lineup, as a separate account, and through model delivery. Small Cap, Small Mid, Mid Cap, and All Cap Select are newly available as collective investment trusts in addition to Large Cap and Core Bond. We launched a private fund focused on micro-cap companies allowing us to leverage our experience evaluating small publicly-traded businesses. We continue to monitor developments with exchange-traded funds yet remain focused on entering that market only if we are able to manage client flows and investment capacity to ensure we can protect our ability to generate alpha for clients. We will continue to evaluate and explore ways to deliver our intellectual capital to clients in ways that allow us to meet client objectives and align with our investment principles.
In 2021, the International, Core Bond, and Short Duration Securitized Bond strategies reached their five-year track records. All three strategies have shown the ability to exceed their investment goals and serve important strategic roles in client portfolios. Building on the strength of our fixed income team, we also manage those strategies with custom duration and credit risk, including our Short Duration Investment Grade strategy. We pared our product offerings through the liquidation of the Global strategy and the strategic sale of our High Yield-Focused Advisory Contracts to Brandywine Global.
We look to attract like-minded, long-term focused clients across all our offerings. We have dedicated resources to develop our distribution technology and content-led marketing efforts. These initiatives supplement and make our business development and relationship management efforts more efficient. We believe the combination of these efforts will lead to a deeper understanding of our investment strategies, and ultimately, longer holding periods for investors.
Distribution Channels
Our investment advisory services are distributed through multiple channels. Below is a summary of AUM by distribution channel for each of the five years ended December 31, 2021:

	AUM by Distribution Channel As of December 31,
(in millions)	2021	2020	2019	2018	2017
Proprietary funds:
Registered investment adviser	$4,633	$4,315	$3,603	$3,243	$4,010
Independent broker-dealer	5,304	4,274	3,563	2,900	3,581
Wirehouse	4,195	3,529	3,026	2,319	2,660
Bank trust	2,256	2,546	2,907	2,672	3,456
Defined contribution	3,249	2,716	2,723	1,904	1,840
Other	165	235	326	402	427
Total proprietary funds	19,802	17,615	16,148	13,440	15,974
Sub-advised funds	3,994	3,185	2,029	1,358	1,518
Separately managed accounts:
Institutional consultant	2,960	2,504	2,397	2,122	2,357
Financial intermediary	3,594	2,371	1,777	1,506	1,691
Direct	678	736	1,048	682	777
Total separately managed accounts	7,232	5,611	5,222	4,310	4,825
Total AUM	$31,028	$26,411	$23,399	$19,108	$22,317
Fund Administration Activities
We provide fund administration services to the Funds. Fund administration services are broadly defined to include the following services: portfolio and regulatory compliance, treasury and financial oversight, oversight of back-office service providers, such as the custodian, fund accountant, and transfer agent, and general business management and governance of the Fund complex.
Competition
Competition in the investment management industry is intense, and our competitors include investment management firms, broker-dealers, banks, and insurance companies, some of whom offer various investment alternatives, including passive index strategies. Many of our competitors are better known, offer a broader range of investment products, and have more dedicated resources for business development and marketing.
Regulation
Our firm and business are subject to various federal, state, and non-U.S. laws and regulations. As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets, and with protecting the interests of participants in those markets, including investment advisory clients and shareholders of investment funds. If an adviser fails to comply with these laws and regulations, these regulatory bodies have broad administrative powers, including the power to limit, restrict, or prohibit an investment adviser from carrying on its business. Possible sanctions that regulatory bodies may impose, include civil and criminal liability, the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser, broker-dealer, and other registrations, censures, and fines.

DHCM is registered with the SEC under the Advisers Act and operates in a highly regulated environment. The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, recordkeeping requirements, operational requirements, and disclosure obligations. All of the Funds are registered with the SEC under the Investment Company Act of 1940, as amended (the “1940 Act”), and are required to make notice filings with all states where the Funds are offered for sale. Virtually all aspects of DHCM’s investment advisory and fund administration business are subject to various federal and state laws and regulations.
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
The preceding descriptions of the regulatory and statutory provisions applicable to us are not exhaustive or complete and are qualified in their entirety by reference to the respective statutory or regulatory provisions. Failure to comply with these requirements could have a material adverse effect on our business.
Contractual Relationships with the Funds
We are highly dependent on our contractual relationships with the Funds. If any of our advisory or administration agreements with the Funds were terminated or not renewed, or were amended or modified to reduce fees, we would be materially and adversely affected. We generated approximately 69%, 75%, and 77% of our 2021, 2020, and 2019 revenues, respectively, from our advisory and administration agreements with the Funds. We believe that we have strong relationships with the Funds and their board of trustees, and we have no reason to believe that these advisory or administration contracts will not be renewed in the future. However, there is no assurance that the Funds will choose to continue their relationships with us. Please see Item 1A for risk factors regarding this relationship.
Human Capital
Our people are our greatest asset, and each role within our firm contributes to our mission to deliver outstanding client outcomes. We are a boutique firm with an important purpose, and we rely on each other and our positive culture to preserve the environment which allows us to deliver on our mission.
Workforce Data
Attracting, developing, and retaining talented employees is an integral aspect of our human capital strategy and critical to our success. We depend on highly skilled personnel, with specialized expertise and extensive experience in the investment management industry. As of December 31, 2021, we employed 128 full-time equivalent employees. As of December 31, 2020, our number of full-time equivalent employees was 126.
Our average employee tenure is approximately seven years, and more than 20% of our employees have more than 10 years of service. Our five-year average employee turnover rate is less than 9%. Our employees are based in 11 states although approximately 81% of our employees reside in Ohio.
Competitive Pay and Benefits
Our compensation philosophy attracts, retains, and motivates employees who embody our values. We align our employees’ compensation with client outcomes, individual and team results, and company performance. Some of our most notable compensation and benefits offerings are:
•Competitive annual compensation comprised of a base salary, discretionary cash incentive compensation and, for certain roles, a long-term equity incentive;
•An equity grant in the first year of joining our firm;
•A 401k match of 250% of the first 6% of employee contributions; and

•Payment of the majority of health insurance premiums and monthly contributions into employee heath savings accounts.
Employees are also eligible for dental and vision insurance, employee assistance programs, flexible time off, paid and unpaid leave, life and disability insurance, paid parental leave, fertility benefits, and professional development opportunities, including reimbursement for job-related professional designations such as the CFA program.
Our Culture
Our culture emphasizes four key values: curiosity, ownership, trust and respect. The way our employees embody our core values creates an exceptional corporate culture that differentiates our business from other firms. Our culture allows us to attract and retain employees who share our commitment to client alignment, are motivated by investment excellence, and are committed to delivering superior outcomes.
Employees who are curious focus on continuous self-improvement and have a passion for learning. They are open-minded, seek differing perspectives, and go beyond surface-level assumptions. Employees who think and act like business owners naturally embrace a long-term mindset. They lead by example and accept accountability for ensuring excellent client outcomes. Employees who embrace trust act with integrity, are authentic and honest in interactions with others, and put client interests ahead of all others. Employees who are motivated by giving and receiving respect communicate and provide feedback candidly, transparently, and with positive intent. They are humble in their assumptions and listen to better understand others. They embrace, value, and celebrate diversity, inclusion, and differences in all forms.
Our culture revolves around the fact that Diamond Hill is a fiduciary first and foremost. Our primary focus is serving our clients and this mindset permeates our organization. We intentionally staff our team to ensure a high level of service to our clients, and we believe our client-centric approach is difficult for competitors to replicate. Our long-term, valuation-disciplined investment philosophy and process, are foundational to who we are as an organization and have been consistently implemented since the firm’s inception. All members of the investment team believe in, and adhere to, the same philosophy.
Our employees invest alongside our clients and portfolio managers have significant personal investments in the strategy or strategies they manage. In addition, DHCM’s Code of Ethics states that all Diamond Hill employees are prohibited from investing in individual securities or with competing firms in segments of the market in which Diamond Hill has an investment strategy. This approach ensures strong alignment with clients with a continuous focus on finding the best opportunities for client portfolios while avoiding the conflicts of interest inherent in managing personal accounts.
Diversity, Equity, and Inclusion
We view diversity, equity, and inclusion (“DEI”) as essential parts of our business and operating model. Diversity, equity, and inclusion are embedded in our policies, practices, and strategic initiatives and are linked to our firm’s core values. We believe clients are best served by decision making that engages and encourages varied perspectives.
DEI is a continuous journey, and we recognize that transparency and accountability are critical to driving real change within our firm, in the industry, and within our community. Our DEI initiatives are driven by employees on cross-functional teams who are enthusiastic about leading sustainable efforts under four areas of focus: Workforce Diversity, Inclusive Culture, Vendor & Policy, and Philanthropy & Community. Highlights of our 2021 DEI initiatives include:
•In support of increased transparency, we began disclosing our demographic data publicly on our website. As of December 31, 2021, females represented 42% of our Board of Directors (the “Board”), 66% of our management team, and 30% of our employees. As of December 31, 2021, racial or ethnic minorities represented approximately 14% of our workforce.
•We continued to partner with organizations that assist people of color and women to achieve inclusion in the financial services industry and support financial and investment literacy;
•We continued to partner with third parties to improve diversity in our candidate pools;
•We implemented a DEI vendor questionnaire to understand better how our vendors embrace DEI;
•Through our charitable giving and philanthropic initiatives, we allocated $225,000 to DEI and/or financial literacy-focused causes and expanded our charitable giving employer match to offer an additional $1,000 for employee DEI-related donations, up to $3,000 per employee;

•We enhanced our summer internship program by including a rotational track and a robust educational component. We extended invitations to diversity-focused programs at partnering universities to allow students to participate virtually in some of our intern educational sessions;
•We engaged a DEI consultant to share best practices and identify opportunities to improve our processes, including promotion of inclusion in our policies and handbook;
•We implemented a new employee assistance program to strengthen mental health support for employees; and
•Through our DEI Resource Group, we hosted a series of internal trainings on topics such as inclusive hiring and language.
Employee Development / Training
We offer both formal and informal training programs to keep our employees’ skills sharp, foster inclusion, and satisfy employees’ desires to be lifelong learners. Our business continues to adopt new technologies and collaboration tools. We continue to fully cover the cost of job-related certifications and memberships.
SEC Filings
We maintain an Internet website at www.diamond-hill.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports that we file or furnish from time-to-time pursuant to Section 13(a) or 15(d) of the Exchange Act, are made available free of charge, on or through our website, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. These filings are also available free of charge on the SEC’s website at http://www.sec.gov.

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
Business Risks
Poor investment results or adverse ratings of our products could affect our ability to attract new clients or could reduce our AUM, potentially negatively impacting revenue and net income.
If we fail to deliver acceptable investment results for our clients, both in the short and long term, we could experience diminished investor interest and a decreased level of AUM.
Investment strategies are assessed and rated by independent third parties, including rating agencies, industry analysts, and publications. Investors can be influenced by such ratings. If a strategy receives an adverse report, it could negatively impact our AUM and our revenue.
Our success depends on our key personnel, and our financial performance could be negatively affected by the loss of their services.
Our success depends on highly skilled personnel, including portfolio managers, research analysts, and management, many of whom have specialized expertise and extensive experience in the investment management industry. Financial services professionals are in high demand, and we face significant competition for qualified employees. Other than our Chief Executive Officer, our employees do not have employment contracts and generally can terminate their employment at any time. We may not be able to retain or replace key personnel. In order to retain or replace our key personnel, we may be required to increase compensation, which would decrease our net income. The loss of key personnel could damage our reputation and make it more difficult to retain and attract new employees and clients. A loss of client assets resulting from the departure of key personnel may materially decrease our revenues and net income.

Our investment results and/or growth in our AUM may be constrained if appropriate investment opportunities are not available or if we close certain of our investment strategies to new investors.
Our ability to deliver strong investment results depends in large part on our ability to identify appropriate investment opportunities in which to invest client assets. If we are unable to identify sufficient investment opportunities for existing and new client assets on a timely basis, our investment results could be adversely affected. The risk that appropriate investment opportunities may be unavailable is influenced by a number of factors, including general market conditions, and is likely to increase if our AUM increases rapidly. In addition, if we determine that sufficient investment opportunities are not available for an investment strategy, or we believe that it is necessary in order to continue to produce attractive returns from an investment strategy, we will consider closing the investment strategy to new investors. As of December 31, 2021, we have two investment strategies closed to new investors. If we misjudge the point at which it would be optimal to close an investment strategy, the investment results of the strategy could be negatively impacted.
We are subject to substantial competition in all aspects of our business.
Our investment products compete against investment products and services from:
•Asset management firms;
•Mutual fund companies;
•Commercial banks and thrift institutions;
•Insurance companies;
•Exchange-traded funds;
•Private funds, including hedge funds and private equity funds; and
•Brokerage and investment banking firms.
Many of our competitors have substantially greater resources and may operate in more markets or offer a broader range of products, including passively managed or “index” products. Some of these institutions operate in a different regulatory environment, which may give them certain competitive advantages in the investment products and portfolio structures that they offer. We compete with other providers of investment services primarily based upon our philosophy, performance, and client service. Some institutions have a broader array of products and distribution channels, which makes it more difficult for us to compete. If current or potential customers decide to use one of our competitors, we could face a significant decline in market share, AUM, revenues, and net income. If we are required to lower our fees to remain competitive, our net income could be significantly reduced because some of our expenses are fixed, especially over shorter periods of time, and our expenses may not decrease in proportion to the decrease in revenues. Additionally, over the past several years, investors have generally shown a preference for passive investment products over actively managed strategies. If this trend continues, our AUM may be negatively impacted.
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
A significant portion of our revenues are based on advisory and administration agreements with our Funds that are subject to termination without cause and on short notice.
We are highly dependent on our contractual relationships with the Funds. If our advisory or administration agreements with the Funds were terminated or not renewed, or were amended or modified to reduce fees, we would be materially and adversely affected. Generally, these agreements are terminable by either party upon 60 days’ prior written notice without penalty. The Funds’ agreements are subject to annual approval by either: (i) the board of trustees of the Funds, or (ii) a vote of the majority of the outstanding voting securities of each Fund. These agreements automatically terminate in the event of their assignment by either us or the Funds. We generated approximately 69%, 75%, and 77% of our 2021, 2020, and 2019 revenues, respectively, from our advisory and administration agreements with the Funds, including 30%, 10%, and 9% from the advisory contracts with the Diamond Hill Large Cap Fund, the Diamond Hill Long-Short Fund, and the Diamond Hill Small-Mid Cap Fund, respectively, during 2021. The loss of any of the Diamond Hill Large Cap Fund, the Diamond Hill Long-Short Fund, or the Diamond Hill Small-Mid Cap Fund contracts would have a material adverse effect on us. We believe that we have strong relationships with the Funds and their boards of trustees, and we have no reason to believe that these advisory or administration contracts will not be renewed in the future. However, there can be no assurance that the Funds will choose to continue their relationships with us.
Negative Public opinion of us could cause us to lose clients and adversely affect our stock price.
Negative public opinion can result from our actual or alleged conduct in any number of activities, including trading practices, corporate governance and acquisitions, social media and other marketing activities, and actions taken by governmental regulators and community organizations in response to any of the foregoing. Negative public opinion could adversely affect our ability to attract and maintain clients, could expose us to potential litigation or regulatory action, and could have a material adverse effect on our stock price or result in heightened volatility.
Operational Risks
Cybersecurity attacks could prevent us from managing client portfolios or cause the unauthorized disclosure of sensitive or confidential client information, both of which could severely harm our business.
As part of our business, we collect, process, and transmit sensitive and confidential information about our clients and employees, as well as proprietary information about our business. We have policies and procedures pursuant to which we take numerous security measures to prevent cyberattacks of various kinds as well as fraudulent and inadvertent activity by persons who have been granted access to such confidential information. Nevertheless, our systems, like all technology systems, remain vulnerable to unauthorized access, which can result in theft or corruption of information. In addition, we share information with third parties upon whom we rely for various functions. The systems of such third parties also are vulnerable to cyber threats. Unauthorized access can come from unrelated third parties through the internet, from access to hardware removed from our premises or those of third parties or from employees acting intentionally or inadvertently.
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
•Our need to focus attention on remediation of a cyber issue could take our attention away from the operation of our business, resulting in lost revenue;
•We could incur costs to repair systems made inoperable by a cyberattack and to make changes to our systems to reduce future cyber threats. Those changes could include, among other things, obtaining additional technologies as well as employing additional personnel and training employees; and

•The interruption of our business or theft of proprietary information could harm our ability to compete.
Any of the above potential impacts of a cybersecurity incident could have a material adverse effect on our business, financial condition, and results of operations.
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
We are dependent on the capacity and reliability of the communications, information, and technology systems supporting our operations, whether developed, owned, or operated internally by us or by third parties. Operational risks, such as trading or operational errors, interruption of our financial, accounting, trading, compliance, and other data processing systems, the loss of data contained in such systems, or compromised systems due to cyberattack, could result in a disruption of our business, liability to clients, regulatory intervention, or reputational damage, and thus, adversely affect our business.
Trading in our common shares is limited, which may adversely affect the time and the price at which you can sell your shares.
Although our common shares are listed on the NASDAQ Global Select Market, the shares are held by a relatively small number of shareholders, and trading in our common shares is relatively inactive. The spread between the bid and the ask prices is often wide. As a result, shareholders may not be able to sell their shares on short notice, and the sale of a large number of shares at one time could temporarily depress the market price. In addition, certain shareholders, including certain of our directors and officers, own a significant number of shares. The sale of a large number of shares by any such individual could temporarily depress the market price of our shares.
Natural disasters, global pandemics and other unpredictable events could adversely affect our operations.
Natural disasters, outbreaks of epidemics or pandemics, terrorist attacks, extreme weather events or other unpredictable events could adversely affect our revenues, expenses, and net income by:
•decreasing investment valuations in, and returns on, the investment portfolios that we manage and our corporate investments, thus causing reductions in revenue,
•causing disruptions in national or global economies that decrease investor confidence and make investment products generally less attractive,
•reducing the availability of key personnel necessary to conduct our business activities,
•interrupting the Company’s business operations or those of critical service providers,
•triggering technology delays or failures, and
•requiring substantial capital expenditures and operating expenses to restore our operations.
The Company has developed various backup systems and contingency plans but cannot be assured that those preparations will be adequate in all circumstances that could arise, or that material interruptions and disruptions will not occur. The Company also relies to varying degrees on outside vendors for service delivery in addition to technology and disaster contingency support, and there is a risk that these vendors will not be able to perform in an adequate and timely manner. If the Company loses the availability of employees, or if it is unable to respond adequately to such an event in a timely manner, revenues, expenses, and net income could be negatively impacted.
Specifically, the effects of the outbreak of the novel coronavirus (COVID-19) since early 2020 have negatively affected the global economy, the United States economy and the global financial markets, and may disrupt the Company’s operations, which could have an adverse effect on the Company’s business, financial condition and results of operations. Although the long-term effects of the current pandemic cannot currently be predicted, previous occurrences of other pandemic and epidemic diseases had an adverse effect on the economies of those countries in which they were most prevalent. A recurrence of an outbreak of any kind of epidemic, communicable disease or virus or major public health issue could cause a slowdown in the levels of economic activity generally, which would adversely affect the Company’s business, financial condition and operations.
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
We currently have a substantial portion of our assets invested in investment strategies that we manage. All of these investments are subject to market risk and our non-operating investment income could be adversely affected by adverse market performance. Fluctuations in investment income are expected to occur in the future.
Regulatory Risks
Changes in tax laws and unanticipated tax obligations could have an adverse impact on our financial condition, results of operations, and cash flow.
We are subject to federal, state, and local income taxes in the United States. Tax authorities may disagree with certain positions we have taken or implement changes in tax policy, which may result in the assessment of additional taxes. We regularly assess the appropriateness of our tax positions and reporting. We cannot provide assurances, however, that tax authorities will agree with the positions we have taken, or that we will accurately predict the outcomes of audits, and the actual outcomes of these audits could be unfavorable.
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
The following performance graph compares the total shareholder return of an investment in our common shares to that of the Russell Microcap® Index, and to a peer group index of publicly-traded asset management firms for the five-year period ended on December 31, 2021. The graph assumes that the value of the investment in our common shares and each index was $100 on December 31, 2016. Total return includes reinvestment of all dividends. The Russell Microcap® Index makes up less than 3% of the U.S. equity market and is a market-value-weighted index of the smallest 1,000 securities in the small-cap Russell 2000® Index plus the next 1,000 smallest securities. Peer Group returns are weighted by the market capitalization of each firm at the beginning of the measurement period. The historical information set forth below is not necessarily indicative of future performance. We do not make or endorse any predictions as to future stock performance.

Total Return Performance

$200
$180
$160
$140
$120
$100
$80
$60
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Diamond Hill Investment Group, Inc.
Russell Microcap® Index
Peer Group

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	Cumulative 5 Year Total Return
Diamond Hill Investment Group, Inc.	$100	$102	$77	$77	$89	$129	29%
Russell Microcap® Index	$100	$113	$98	$120	$146	$174	74%
Peer Group*	$100	$119	$86	$109	$127	$159	59%

* The Peer Group is based upon all publicly-traded asset managers with market cap of less than $5 billion, excluding: (i) firms whose primary business is hedge funds or private equity, and (ii) firms with multiple lines of business. The following companies are included in the Peer Group: Alliance Bernstein Holding L.P., Artisan Partners Asset Management Inc., Cohen & Steers, Inc., Federated Hermes, Inc., GAMCO Investors, Inc., Hennessy Advisors, Inc., Manning & Napier, Inc., Pzena Investment Management, Inc., Teton Advisors, Inc., U.S. Global Investors, Inc., Virtus Investment Partners, Inc., Wisdomtree Investments, Inc., and Westwood Holdings Group, Inc.

Our common shares trade on the NASDAQ Global Select Market under the ticker symbol DHIL. The following table sets forth the high and low daily close prices during each quarter of 2021 and 2020:

	2021				2020
	High Price	Low Price	Quarterly Dividend Per Share	Special Dividend Per Share	High Price	Low Price	Quarterly Dividend Per Share	Special Dividend Per Share
Quarter ended:
March 31	$175.00	$141.51	$1.00	—	$144.40	$81.70	—	—
June 30	$178.79	$158.59	$1.00	—	$122.13	$86.00	—	—
September 30	$184.60	$161.00	$1.00	—	$128.08	$111.80	—	—
December 31	$231.22	$178.75	$1.00	$19.00	$160.00	$128.01	—	$12.00
Due to the relatively low trading volume of our shares, bid/ask spreads can be wide at times, and therefore, quoted prices may not be indicative of the price a shareholder may receive in an actual transaction. During the years ended December 31, 2021 and 2020, approximately 2,635,186 and 4,331,369, of our common shares were traded, respectively.
On October 26, 2021, the Board approved an increase in the regular quarterly dividend from $1.00 per share to $1.50 per share beginning in the first quarter of 2022. Subject to the Board's approval each quarter and compliance with applicable legal requirements, we expect to begin paying this increased regular quarterly dividend in the first quarter of 2022.

In addition to the regular quarterly dividends, the Board will decide whether to approve and pay an additional special dividend in the fourth quarter of each fiscal year. Although the Company currently expects to pay regular quarterly dividends, depending on the circumstances and the Board’ judgment, the Company may not pay such dividends as described.
The approximate number of record holders of our common shares as of February 25, 2022 was 76. The approximate number of beneficial holders of our common stock held by brokers, banks, and other intermediaries was greater than 8,000 as of February 25, 2022.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth information regarding our current common share repurchase program (the “2020 Repurchase Program”) and shares withheld for tax payments due upon vesting of employee restricted stock units and restricted stock awards that vested during the fourth quarter of fiscal year 2021:

Period	Total Number of Shares Purchased for Employee Tax Withholdings(a)	Total Number of Shares Purchased as part of Publicly Announced Program(b)	Average Price Paid Per Share Purchased Under the Program	Purchase Price of Shares Purchased Under the Program	Aggregate Purchase Price Yet To Be Purchased Under the Program
October 1, 2021 through October 31, 2021	608	—	—	—	$27,831,775
November 1, 2021 through November 30, 2021	—	—	—	—	$27,831,775
December 1, 2021 through December 31, 2021	—	1,500	$184.28	$276,414	$27,555,361
Total	608	1,500		$276,414	$27,555,361
(a)We regularly withhold shares for tax payments due upon the vesting of employee restricted stock. During the quarter ended December 31, 2021, we purchased 608 shares for employee tax withholdings at an average price paid per share of $175.66.
(b)On February 27, 2020, our Board approved the 2020 Repurchase Program, authorizing management to repurchase up to $50.0 million of our common shares in the open market and in private transactions in accordance with applicable securities laws. The 2020 Repurchase Program expired in February 2022.
(c)On February 25, 2022, our Board approved the 2022 Repurchase Program, authorizing management to repurchase up to $50.0 million of our common shares in the open market and in private transactions in accordance with applicable securities laws. The 2022 Repurchase Program will expire in February 2024, or upon the earlier completion of all authorized purchases under such program.

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
2021 closed out another year of strong gains for equity markets globally. The MSCI All Country World Index advanced 18.5%, with the majority of those returns driven by developed markets as emerging markets stocks fell -2.5% as measured by the MSCI Emerging Markets Index. US markets, as measured by the Russell 3000® Index, rose 25.7%. Early in 2021, we saw continued distribution of COVID-19 vaccines globally, gradual steps to reopening economies, and broad gains in stocks across sectors. As economic recoveries progressed and the pandemic persisted, economies began facing rising inflation, supply chain disruptions and surging energy prices.
For only the fourth time in its history, in 2021, the U.S. investment-grade fixed income market (as measured by the Bloomberg U.S. Aggregate Index) delivered negative returns in a calendar year due largely to a combination of rising rates, economic resurgence post-pandemic shutdowns, and supply/demand dislocations fueling historic inflation levels. The Federal Reserve gradually shifted from viewing inflation as transitory to a matter that needed to be actively addressed, accelerating expectations for rate hikes from year-end 2021 to early 2022. The Federal Reserve also shifted its stance on tapering—from discussing it as a potential option to proceeding with executing it—and is now accelerating the process to complete it by March 2022. While the longer end of the Treasury curve experienced gyrations throughout the year as the Delta and Omicron variants of COVID-19 increased investor uncertainty, the shorter end of the curve generally remained anchored. Only after the Federal Reserve began laying the groundwork for tapering and potential rate hikes in 2022 did the two-year Treasury rate begin to move higher, rising from an average yield of 0.166% from the beginning of the year through the end of August, then climbing through the final four months to finish the year at 0.732%.
We continue to believe we can deliver market-beating returns over a full market cycle through active management. Our commitment to managing our portfolios with a strict capacity discipline helps protect our ability to deliver excellent investment outcomes for clients through the use of more concentrated portfolios than the broader market can offer. Our long-standing relationships with professional buyer groups enable us to reach investors who share our long-term perspective. Our priority continues to be helping clients to achieve their desired investment outcomes, and we believe our commitment to capacity discipline, alignment of interests with our clients and strong investment results will result in a successful and sustainable future.

Investment Results
It is imperative we provide our clients excellent investment returns over long periods of time. We are pleased that during our history as an investment advisory firm, we have delivered what we believe are strong long-term investment returns. Investment returns have been a key driver in the long-term success we have achieved in growing AUM.
The following is a summary of the investment returns for each of our strategies as of December 31, 2021, relative to their respective indices, as applicable.

		As of December 31, 2021
U.S. Equity Composites	Inception	1 Year	3 Year	5 Year	10 Year	Since Inception
Diamond Hill Large Cap	6/30/2001	25.92%	22.20%	14.82%	14.58%	10.18%
Russell 1000 Index		26.45%	26.21%	18.43%	16.54%	9.18%
Russell 1000 Value Index		25.16%	17.64%	11.16%	12.97%	7.89%
Diamond Hill Large Cap Concentrated	12/31/2011	26.90%	22.35%	14.94%	14.76%	14.76%
Russell 1000 Index		26.45%	26.21%	18.43%	16.54%	16.54%
Russell 1000 Value Index		25.16%	17.64%	11.16%	12.97%	12.97%
Diamond Hill Mid Cap	12/31/2013	31.79%	17.87%	10.26%	NA	9.81%
Russell Midcap Index		22.58%	23.29%	15.10%	NA	12.35%
Russell Midcap Value Index		28.34%	19.62%	11.22%	NA	10.55%
Diamond Hill Small-Mid Cap	12/31/2005	31.40%	19.52%	10.25%	13.34%	9.89%
Russell 2500 Index		18.18%	21.91%	13.75%	14.15%	10.07%
Russell 2500 Value Index		27.78%	18.31%	9.88%	12.43%	8.64%
Diamond Hill Small Cap	12/31/2000	33.13%	17.52%	9.00%	11.09%	10.85%
Russell 2000 Index		14.82%	20.02%	12.02%	13.23%	9.02%
Russell 2000 Value Index		28.27%	17.99%	9.07%	12.03%	9.41%
Diamond Hill Select	6/30/2000	33.56%	26.23%	16.44%	15.58%	11.35%
Russell 3000 Index		25.66%	25.79%	17.97%	16.30%	7.96%
Russell 3000 Value Index		25.37%	17.65%	11.00%	12.89%	8.14%

Alternative Composites
Diamond Hill Long-Short	6/30/2000	20.33%	14.47%	8.48%	9.31%	7.81%
Russell 1000 Index		26.45%	26.21%	18.43%	16.54%	9.18%
60% Russell 1000 Index / 40% BofA ML US T-Bill 0-3 Month Index		15.36%	15.91%	11.52%	10.13%	5.59%

International Composites
Diamond Hill International	12/31/2016	13.00%	14.60%	12.46%	NA	12.46%
Morningstar Global Markets ex US Index		8.41%	13.58%	9.88%	NA	9.88%

Fixed Income Composites
Diamond Hill Short Duration Securitized Bond	7/31/2016	2.91%	3.72%	3.82%	NA	3.66%
Bloomberg Barclays US 1-3 Yr. Gov./Credit Index		(0.47)%	2.28%	1.85%	NA	1.64%
Diamond Hill Core Bond	7/31/2016	(0.79)%	5.12%	4.28%	NA	3.45%
Bloomberg Barclays US Aggregate Index		(1.54)%	4.79%	3.57%	NA	2.68%
_______________________

-	Composite returns are net of fees.
-	Index returns do not reflect any fees.

Key Financial Performance Indicators
There are a variety of key performance indicators that we monitor to evaluate our business results. The following table presents the results of certain key performance indicators over the past three fiscal years:

	For the Years Ended December 31,
	2021	2020	2019
Ending AUM (in millions)	$31,028	$26,411	$23,399
Average AUM (in millions)	30,297	21,907	21,653
Net cash inflows (outflows) (in millions)	2,123	1,529	(677)

Total revenue (in thousands)	182,194	126,388	136,624
Net operating income	76,258	45,538	47,935
Net operating income, as adjusted(a)	$83,340	$47,757	$53,912
Average advisory fee rate	0.56%	0.54%	0.59%
Average advisory fee rate, excluding performance fees	0.52%	0.54%	0.59%
Operating profit margin	42%	36%	35%
Operating profit margin, as adjusted(a)	46%	38%	39%
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
The Company’s revenues are highly dependent on both the value and composition of AUM. The following is a summary of the Company’s AUM by product and investment objective, and a roll-forward of the change in AUM, for the years ended December 31, 2021, 2020, and 2019:

	Assets Under Management As of December 31,
(in millions)	2021	2020	2019
Proprietary funds	$19,802	$17,615	$16,148
Sub-advised funds	3,994	3,185	2,029
Separately managed accounts	7,232	5,611	5,222
Total AUM	$31,028	$26,411	$23,399

	Assets Under Management by Investment Strategy As of December 31,
(in millions)	2021	2020	2019
U.S. Equity
Large Cap	$21,285	$15,075	$12,316
Small-Mid Cap	3,183	2,810	3,243
Mid Cap	1,165	992	569
Small Cap	597	556	795
All Cap Select	438	446	528
Large Cap Concentrated	64	27	28
Micro Cap	16	—	—
Total U.S. Equity	26,748	19,906	17,479

Alternatives
Long-Short	1,998	2,056	3,605
Total Alternatives	1,998	2,056	3,605

Global/International Equity
International	56	17	13
Global(a)	—	16	22
Total Global/International Equity	56	33	35

Fixed Income
Short Duration Securitized Bond	1,613	1,132	809
Core Fixed Income	622	541	300
Long Duration Treasury	51	62	52
Corporate Credit(b)	—	2,020	1,147
High Yield(b)	—	724	135
Total Fixed Income	2,286	4,479	2,443

Total-All Strategies	31,088	26,474	23,562
(Less: Investments in affiliated funds)(c)	(60)	(63)	(163)
Total AUM	$31,028	$26,411	$23,399
(a) The Diamond Hill Global Fund was liquidated on December 17, 2021.
(b) The Diamond Hill Corporate Credit and High Yield investment advisory contracts (the “High Yield-Focused Advisory Contracts”)
were sold to Brandywine Global Investment Management, LLC (“Brandywine Global”) effective July 30, 2021.
(c) Certain of the Funds own shares of the Diamond Hill Short Duration Securitized Bond Fund. The Company reduces the total AUM by the investments held in this affiliated Fund.

	Change in Assets Under Management For the Year Ended December 31,
(in millions)	2021	2020	2019
AUM at beginning of the year	$26,411	$23,399	$19,108
Net cash inflows (outflows)
proprietary funds	2,009	879	(499)
sub-advised funds	(54)	713	216
separately managed accounts	168	(63)	(394)
	2,123	1,529	(677)
Sale of high yield-focused advisory contracts	(3,456)	—	—
Net market appreciation and income	5,950	1,483	4,968
Increase during the year	4,617	3,012	4,291
AUM at end of the year	$31,028	$26,411	$23,399

Average AUM during the year	$30,297	$21,907	$21,653

	Net Cash Inflows (Outflows) Further Breakdown For the Year Ended December 31,
(in millions)	2021	2020	2019
Net cash inflows (outflows)
Equity	$958	$(284)	$(1,515)
Fixed Income	1,165	1,813	838
	$2,123	$1,529	$(677)
2021 Discussion of Net Cash Inflows

Both our equity and fixed income strategies experienced net inflows during the year ended December 31, 2021. Flows in our equity strategies were largely driven by our Large Cap strategy, which experienced net inflows of $2.1 billion. These net inflows were partially offset by net outflows from our other equity strategies totaling approximately $1.2 billion. The Company's fixed income strategies, including the High Yield-Focused Advisory Contracts prior to their sale, had net positive flows of $1.2 billion during the year ended December 31, 2021.

2020 Discussion of Net Cash Inflows

Flows into equity strategies were mixed in 2020. Our Large Cap and Mid-Cap strategies had combined net inflows of $1.6 billion. However, these net inflows were more than offset by the net outflows in our Long-Short, Small Cap and Small-Mid Cap strategies, which collectively had outflows of $1.8 billion. Our fixed income strategies continued to see strong growth in 2020 as each of the strategies met long-term performance objectives compared to peers and benchmarks. Our focused marketing and branding efforts, along with strong performance, led to combined net inflows of $1.8 billion, with each of the strategies attracting at least $200 million in net inflows.

2019 Discussion of Cash Outflows

Our fixed income strategies experienced strong growth in 2019 with High Yield reaching its five-year anniversary and Core Bond and Short-Duration reaching three years. Each of our fixed income strategies met long-term performance objectives compared to peers and benchmarks. Additionally, we supplemented our distribution efforts with dedicated resources in marketing and branding specifically for our fixed income strategies.

Equity flows experienced a challenging 2019. The net equity outflows can primarily be attributed to underperformance in our closed strategies, as $1.4 billion of the net outflows in 2019 were from our Small Cap, Small-Mid Cap and Long-Short strategies. As a result, we reopened the Small Cap and Long-Short strategies during 2019.
Model Delivery Programs - Assets Under Advisement
DHCM provides strategy-specific model portfolios to sponsors of model delivery programs. DHCM does not have discretionary investment authority over individual client accounts in model delivery programs, and therefore, these assets are not included in the Company’s AUM. Rather, we refer to these model delivery assets as AUA. DHCM is paid for its services by the program sponsor at a pre-determined rate based on assets in the program. Model delivery program AUA were $2.1 billion, $1.1 billion, and $0.9 billion as of December 31, 2021, 2020, and 2019, respectively.
Consolidated Results of Operations
The following is a table and discussion of the Company’s consolidated results of operations.

(in thousands, except per share amounts and percentages)	2021	2020	% Change	2020	2019	% Change
Total revenue	$182,194	$126,388	44%	$126,388	$136,624	(7)%
Net operating income	76,258	45,538	67%	45,538	47,935	(5)%
Net operating income, as adjusted (a)	83,340	47,757	75%	47,757	53,912	(11)%
Investment income, net	16,381	6,585	149%	6,585	30,507	(78)%
Gain on sale of high yield-focused advisory contracts	9,000	—	NM	—	—	NM
Income tax expense	26,050	13,958	87%	13,958	18,688	(25)%
Net income attributable to common shareholders	74,201	38,661	92%	38,661	54,959	(30)%
Earnings per share attributable to common shareholders (diluted)	$23.34	$12.03	94%	$12.03	$15.99	(25)%
Operating profit margin	42%	36%	NM	36%	35%	NM
Operating profit margin, as adjusted (a)	46%	38%	NM	38%	39%	NM
(a) Net operating income, as adjusted, and operating profit margin, as adjusted, are non-GAAP (as defined below) performance measures. See Use of Supplemental Data as Non-GAAP Performance Measure section within this Annual Report on Form 10-K.
Summary Discussion of Consolidated Results of Operations - Year Ended December 31, 2021, compared with
Year Ended December 31, 2020

Revenue for the year ended December 31, 2021 increased $55.8 million compared to the year ended December 31, 2020, primarily due to a 38% increase in average AUM and $11.9 million in performance-based fees earned in 2021 compared to $0.5 million of performance-based fees in 2020. The increase was partially offset by a decrease in the average advisory fee rate (excluding performance-based fees) from 0.54% to 0.52% year-over-year.

Operating profit margin was 42% for the year ended December 31, 2021, and 36% for the year ended December 31, 2020. Operating profit margin, as adjusted, was 46% for the year ended December 31, 2021, and 38% for the year ended December 31, 2020. Operating profit margin, as adjusted, excludes deferred compensation expense from operating income because it is offset by an equal amount in investment income below net operating income on the income statement and thus has no effect on net income attributable to the Company. We believe this measure based on methodologies other than GAAP (“non-GAAP”) helps the reader to understand our core operating results and increases comparability period-to-period. See the "Use of Supplemental Data as Non-GAAP Performance Measures" section below in Part II. Item 7 of this Annual Report on Form 10-K.

The Company expects that its operating margin will fluctuate from period to period based on various factors, including revenues, investment results, employee performance, staffing levels, gains and losses on investments held in deferred compensation plans, and the development of investment strategies, products, or channels.

The Company recognized $16.4 million in investment income for the year ended December 31, 2021, compared with investment income of $6.6 million for the year ended December 31, 2020. The increase in investment income year-over-year was due to a higher average investment balance throughout the year and higher returns on the investments.

The Company recorded a gain of $9.0 million related to the sale of our High Yield-Focused Advisory Contracts on July 30, 2021. DHCM may receive two additional payments of up to $13.0 million in the aggregate based on the net revenue of the High Yield-Focused Advisory Contracts on the one-year anniversary of the Closing Date, but there can be no assurance these additional payments will be earned.

Income tax expense increased $12.1 million for the year ended December 31, 2021, compared to the year ended December 31, 2020. The increase in income tax expense was primarily due to an increase in DHCM's income before taxes, which was partially offset by a decrease in our effective tax rate from 26.8% to 25.6% year-over-year. The decrease in the Company’s effective tax rate in 2021 was primarily due to the benefit attributable to redeemable noncontrolling interests, and a decrease in excess tax deficits from the vesting of restricted stock, which were partially offset by an increase in state and local taxes from the performance fees year-over-year.

The Company generated net income attributable to common shareholders of $74.2 million ($23.34 per diluted share) for the year ended December 31, 2021, compared with net income attributable to common shareholders of $38.7 million ($12.03 per diluted share) for the year ended December 31, 2020, primarily due to increased revenues, an increase in investment income, and the gain on the sale of the High Yield-Focused Advisory Contracts.
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

Operating profit margin was 36% for the year ended December 31, 2020, and 35% for the year ended December 31, 2019. Operating profit margin, as adjusted, was 38% for the year ended December 31, 2020, and 39% for the year ended December 31, 2019. Operating profit margin, as adjusted, excludes deferred compensation expense (benefit) from operating income because it is offset by an equal amount in investment income below net operating income on the income statement, and thus, has no effect on net income attributable to the Company. We believe this non-GAAP measure helps the reader to understand our core operating results and increases comparability period to period. See the "Use of Supplemental Data as Non-GAAP Performance Measures" section below in Part II. Item 7, of this Annual Report on Form 10-K.

The Company expects that its operating margin will fluctuate from period to period based on various factors, including revenues, investment results, employee performance, staffing levels, gains and losses on investments held in deferred compensation plans, and the development of investment strategies, products, or channels.

The Company recognized $6.6 million in investment income for the year ended December 31, 2020, compared with investment income of $30.5 million for the year ended December 31, 2019. The decrease in market appreciation year over year was due to a lower average investment balance throughout the year and lower returns on the investments.

Income tax expense decreased $4.7 million for the year ended December 31, 2020, compared to the year ended December 31, 2019. The decrease in income tax expense was primarily due to a decrease in DHCM's income before taxes, which was partially offset by an increase in the Company’s effective tax rate from 23.8% to 26.8% year-over-year. The increase in the effective tax rate in 2020 was primarily due to excess tax deficits on the vesting of restricted stock awards of $0.6 million in 2020 and the $1.0 million benefit attributable to redeemable noncontrolling interests in 2019.

The Company generated net income attributable to common shareholders of $38.7 million ($12.03 per diluted share) for the year ended December 31, 2020, compared with net income attributable to common shareholders of $55.0 million ($15.99 per diluted share) for the year ended December 31, 2019, primarily due to decreased revenues and a decrease in investment income.
See the "Use of Supplemental Data as Non-GAAP Performance Measures" section below in Part II. Item 7, of this Annual Report on Form 10-K.
Revenue

(in thousands, except percentages)	2021	2020	% Change	2020	2019	% Change
Investment advisory	$170,138	$119,125	43%	$119,125	$128,009	(7)%
Mutual fund administration, net	12,056	7,263	66%	7,263	8,615	(16)%
Total	$182,194	$126,388	44%	$126,388	$136,624	(7)%

Revenue for the Year Ended December 31, 2021 compared with Year Ended December 31, 2020
Investment Advisory Fees. Investment advisory fees increased by $51.0 million, or 43%, from the year ended December 31, 2020, to the year ended December 31, 2021. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates, which vary by investment product. The increase in investment advisory fees was due to an increase of 38% in average AUM, and $11.9 million in performance-based fees recognized in 2021 as a significant performance-based agreement reached its first five-year measurement term. The Company recognized $0.5 million of performance-based fees in 2020.
These increases were partially offset by a decrease in the average advisory fee rate (excluding performance-based fees) from 0.54% to 0.52% year-over-year. The decrease in average advisory fee rate was driven by an increase in the mix of assets held in lower fee rate strategies during the year ended December 31, 2021, compared to the year ended December 31, 2020.
For the year ended December 31, 2021, the average advisory fee rates for equity and fixed income strategies, excluding performance-based fees, were 0.54% and 0.39%, respectively. For the year ended December 31, 2020, the average advisory fee rates for equity and fixed income strategies were 0.57% and 0.40%, respectively.
Mutual Fund Administration Fees. Mutual fund administration fees increased $4.8 million, or 66%, from the year ended December 31, 2020, to the year ended December 31, 2021. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of the Funds' average AUM. The increase was primarily due to a 36% increase in the Funds' average AUM from the year ended December 31, 2020, to the year ended December 31, 2021, and a reduction in administration fees paid on behalf of the Funds as a percentage of average Fund AUM year-over-year.
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
Expenses

(in thousands, except percentages)	2021	2020	% Change	2020	2019	% Change
Compensation and related costs, excluding deferred compensation expense	$73,591	$58,292	26%	$58,292	$60,264	(3)%
Deferred compensation expense	7,082	2,219	219%	2,219	5,977	(63)%
General and administrative	14,021	11,003	27%	11,003	13,278	(17)%
Sales and marketing	7,659	6,000	28%	6,000	5,867	2%
Mutual fund administration	3,582	3,336	7%	3,336	3,303	1%
Total	$105,935	$80,850	31%	$80,850	$88,689	(9)%

Expenses for the Year Ended December 31, 2021 compared with Year Ended December 31, 2020
Compensation and Related Costs, Excluding Deferred Compensation Expense. Employee compensation and benefits increased by $15.3 million from the year ended December 31, 2020, to the year ended December 31, 2021. This increase is due to increases in incentive compensation of $9.7 million, salary and related benefits of $3.1 million, restricted stock expense of $1.8 million, and other compensation expense of $0.7 million. On average, we had 126 full-time equivalent employees for both 2021 and 2020. Incentive compensation expense can fluctuate significantly period over period as we evaluate investment performance, individual performance, the Company’s performance, and other factors.
Deferred Compensation Expense. Deferred compensation expense was $7.1 million for the year ended December 31, 2021, compared to deferred compensation expense of $2.2 million for the year ended December 31, 2020, primarily due to an increase in market appreciation on our deferred compensation investments period over period.
The gain on deferred compensation plan investments increases deferred compensation expense and is included in operating income. Deferred compensation expense is offset by an equal amount in investment income below net operating income on the consolidated statements of income statement, and thus has no impact on net income attributable to us.
General and Administrative. General and administrative expenses increased by $3.0 million, or 27%, from the year ended December 31, 2020, to the year ended December 31, 2021. This increase was partially due a non-recurring $1.1 million refund related to Ohio commercial activity tax, which was received in 2020 and reduced general and administrative expense. The Ohio commercial activity tax is a gross receipts tax, and therefore, is not included in income taxes. Other increases in 2021 include $0.7 million in consulting fees, $0.5 million of proxy solicitation fees related to the sale of the High Yield-Focused Advisory Contracts, a $0.4 million increase in IT staffing, hardware, and software expense, and a $0.3 million increase in depreciation expense.
Sales and Marketing. Sales and marketing expenses increased by $1.7 million, or 28%, from the year ended December 31, 2020, to the year ended December 31, 2021. The increase was primarily due to increases of $0.7 million related to the Company’s distribution technology platform and the related external data costs, $0.5 million for payments made to third-party intermediaries related to the sale of our mutual funds on their platforms, and a $0.5 million increase in advertising expenses.
Mutual Fund Administration. Mutual fund administration expenses increased by 7% from the year ended December 31, 2020, to the year ended December 31, 2021. Mutual fund administration expense consists of both variable and fixed expenses. The variable expenses are based on Fund AUM levels and the number of shareholder accounts. The increase was due to an increase in variable expenses as a result of the increase in the average Fund AUM period-over-period.
Expenses for the Year Ended December 31, 2020 compared with Year Ended December 31, 2019
Compensation and Related Costs, Excluding Deferred Compensation Expense. Employee compensation and benefits decreased by $2.0 million from the year ended December 31, 2019, to the year ended December 31, 2020. This decrease is primarily due to decreases in severance expense of $1.6 million and in restricted stock expense of $1.0 million. These decreases were partially offset by increases in salary and related benefits of $0.2 million and in incentive compensation of $0.4 million. On average, we had 126 full-time equivalent employees for 2020, compared to 128 for 2019. Incentive compensation expense can fluctuate significantly period over period as we evaluate investment performance, individual performance, the Company’s performance, and other factors.

Deferred Compensation Expense. Deferred compensation expense was $2.2 million for the year ended December 31, 2020, compared to deferred compensation expense of $6.0 million for the year ended December 31, 2019, mostly due to a decrease in market appreciation on our deferred compensation investments period over period. The gain on deferred compensation plan investments increases deferred compensation expense and is included in operating income. Deferred compensation expense is offset by an equal amount in investment income below net operating income on the consolidated statements of income statement, and thus has no impact on net income attributable to us.

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
Liquidity and Capital Resources
Sources of Liquidity
The Company's current financial condition is liquid, with a significant amount of its assets comprised of cash and cash equivalents, investments, accounts receivable, and other current assets. The Company's main source of liquidity is cash flows from operating activities, which are generated from investment advisory and mutual fund administration fees. Cash and cash equivalents, investments held directly by DHCM, accounts receivable, and other current assets represented $214.7 million and $205.1 million of total assets as of December 31, 2021, and 2020, respectively. The Company believes that these sources of liquidity, as well as its continuing cash flows from operating activities, will be sufficient to meet its current and future operating needs for the next 12 months.
Uses of Liquidity
The Company anticipates that its main uses of cash will be for operating expenses and seed capital to fund new and existing investment strategies. The Board and management regularly review various factors to determine whether the Company has capital in excess of that required for its business, and the appropriate uses of any such excess capital.
Share Repurchases
On February 27, 2020, the Board approved a stock repurchase program (the “2020 Repurchase Program”) authorizing management to repurchase up to an additional $50 million of the Company’s common shares. Under the 2020 Repurchase Program, the Company repurchased 45,727 of its common shares during the year ended December 31, 2021, for a total of $7.8 million. As of December 31, 2021, $27.6 million remains available for repurchases under the 2020 Repurchase Program. The authority to repurchase shares: (1) may be exercised from time to time as market conditions warrant, (2) is subject to regulatory constraints, and (3) will expire two years from the date of Board approval or upon the earlier repurchase in full of the authorized amount of shares. The timing, amount, and other terms and conditions of any repurchases will be determined by Company management in its discretion based on a variety of factors, including the market price of such shares, corporate considerations, general market and economic conditions, and applicable legal requirements.
The following table summarizes the quarterly repurchase transactions made under the 2020 Repurchase Program since its inception:

Period	Total Number of Shares Purchased	Average Price Paid Per Share Purchased	Purchase Price of Shares Purchased
Quarter Ended March 31, 2020	48,576	$106.22	$5,159,919
Quarter Ended June 30, 2020	27,078	103.48	2,801,897
Quarter Ended September 30, 2020	53,735	123.99	6,662,508
Quarter Ended December 31, 2020	—	—	—
Quarter Ended March 31, 2021	12,529	151.1	1,893,146
Quarter Ended June 30, 2021	230	154.37	35,505
Quarter Ended September 30, 2021	31,468	$178.44	5,615,250
Quarter Ended December 31, 2021	1,500	184.28	276,414
Total	175,116	$128.17	$22,444,639
The 2020 Repurchase Program expired on February 25, 2022, when our Board approved the 2022 Repurchase Program. The 2022 Repurchase Program authorizes management to repurchase up to $50.0 million of our common shares in the open market and in private transactions in accordance with applicable securities laws. The 2022 Repurchase Program will expire in February 2024, or upon the earlier completion of all authorized purchases under such program.
Dividends
Fiscal 2021 was the 14th consecutive year that the Company paid a dividend. The Company paid total dividends per share of $23.00, $12.00, and $9.00 during the years ended December 31, 2021, 2020, and 2019, respectively. The 2021, 2020, and 2019 dividends reduced shareholders’ equity by $73.0 million, $38.0 million, and $30.3 million, respectively.

A summary of cash dividends paid during the year ended December 31, 2021 is presented below:

Dividend	Declaration Date	Date Paid	Dividend Amount (in millions)
First quarter - $1.00 per share	February 25, 2021	March 19, 2021	$3.1
Second quarter - $1.00 per share	April 26, 2021	June 18, 2021	3.2
Third quarter - $1.00 per share	July 28, 2021	September 24, 2021	3.2
Fourth quarter - $1.00 per share	October 26, 2021	December 10, 2021	3.2
Fourth quarter - $19.00 per share - special dividend	October 26, 2021	December 10, 2021	60.3
Total			$73.0
On February 25, 2022, the Board approved a regular quarterly dividend for the first quarter of 2022 of $1.50 per share to be paid on March 18, 2022, to shareholders of record as of March 7, 2022. This dividend is expected to reduce shareholders' equity by approximately $4.8 million. Subject to Board approval and compliance with applicable law, the Company expects to pay a regular quarterly dividend of $1.50 per share going forward.

In addition to the regular quarterly dividends, the Board will decide whether to approve and pay an additional special dividend in the fourth quarter of each fiscal year. Although the Company currently expects to continue to pay regular quarterly dividends, depending on the circumstances and the Board’s judgment, the Company may not pay such dividends as described.
Working Capital
As of December 31, 2021, the Company had working capital of approximately $168.5 million, compared to $168.9 million as of December 31, 2020. Working capital includes cash and cash equivalents, accounts receivable, investments, and other current assets of DHCM, net of accounts payable and accrued expenses, accrued incentive compensation, deferred compensation, and other current liabilities of DHCM.
The Company had no debt and the Company believes its available working capital is sufficient to cover current expenses and presently anticipated capital expenditures.
Below is a summary of investments as of December 31, 2021 and 2020:

	As of December 31,
	2021	2020
Corporate Investments:
Diamond Hill Core Bond Fund	$46,755,404	$47,204,636
Diamond Hill International Fund	41,673,154	10,156,320
Diamond Hill Large Cap Concentrated Fund	12,098,049	—
Diamond Hill Micro Cap Fund, LP	10,703,473	—
Diamond Hill Long-Short Fund	—	16,945,863
Diamond Hill Global Fund(a)	—	11,269,719
Total Corporate Investments	111,230,080	85,576,538
Deferred Compensation Plan Investments in the Funds	37,348,294	33,241,952
Total investments held by DHCM	148,578,374	118,818,490
Redeemable noncontrolling interest in Consolidated Funds	18,077,627	9,582,646
Total investments	$166,656,001	$128,401,136
(a) The Diamond Hill Global Fund was liquidated effective December 17, 2021

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
For the year ended December 31, 2021, net cash provided by operating activities totaled $26.3 million. Cash provided by operating activities was primarily driven by net income of $75.6 million, the add back of share-based compensation of $7.4 million, depreciation of $1.3 million, and the cash impact of timing differences in the settlement of assets and liabilities of $12.3 million. These cash inflows were partially offset by net securities purchased by the Diamond Hill International Fund and the Diamond Hill Large Cap Concentrated Fund (together, the "Consolidated Funds") of $50.4 million, net gains on investments of $10.9 million, and the adjustment to net income of $9.0 million for the gain on sale of the High Yield-Focused Advisory Contracts. Absent the cash used in operations by the Consolidated Funds, cash flows provided by operations were $78.5 million.
For the year ended December 31, 2020, net cash provided by operating activities totaled $59.8 million. Cash provided by operating activities was primarily driven by net income of $38.2 million, the add back of share-based compensation of $7.7 million, depreciation of $1.0 million, net securities redeemed by the Consolidated Funds of $3.2 million, and the cash impact of timing differences in the settlement of assets and liabilities of $12.7 million. These cash inflows were partially offset by net gains on investments of $3.0 million. Absent the operating cash flows of the Consolidated Funds, cash flows from operations would have been approximately $57.3 million.
For the year ended December 31, 2019, net cash provided by operating activities totaled $57.0 million. Cash provided by operating activities was primarily driven by net income of $59.8 million, the add back of share-based compensation of $9.1 million, depreciation of $1.2 million, net securities redeemed by the Consolidated Funds of $6.3 million, and the cash impact of timing differences in the settlement of assets and liabilities of $1.7 million. These cash inflows were partially offset by net gains on investments of $21.1 million. Absent the operating cash flows of the Consolidated Funds, cash flow from operations would have been approximately $53.5 million.
Cash Flows from Investing Activities
The Company’s cash flows from investing activities consist primarily of capital expenditures and purchases and redemptions in our investment portfolio.
Cash flows provided by investing activities totaled $27.3 million for the year ended December 31, 2021. The cash provided was primarily due to proceeds from investment redemptions totaling $40.8 million and $9.0 million of proceeds received from the sale of the High Yield-Focused Advisory Contracts. These proceeds were partially offset by corporate investment purchases of $21.4 million and property and equipment purchases (primarily capitalized software) of $1.1 million.
Cash flows provided by investing activities totaled $8.4 million for the year ended December 31, 2020. The cash provided was primarily due to proceeds from investment redemptions totaling $25.7 million. These proceeds were partially offset by corporate investment purchases of $14.9 million and property and equipment purchases (primarily capitalized software) of $2.5 million.

Cash flows provided by investing activities totaled $10.9 million for the year ended December 31, 2019. The cash provided was primarily due to proceeds from investment redemptions totaling $48.6 million. These proceeds were partially offset by corporate investment purchases of $14.4 million and property and equipment purchases of $0.7 million. The remaining change in reported cash flows from investing activities was attributable to $22.7 million in net cash that was removed from the Company’s balance sheet due to the de-consolidation of our investment in an ETF during the period.
Cash Flows from Financing Activities
The Company’s cash flows from financing activities consist primarily of repurchases of its common stock, shares withheld related to employee tax withholding, dividends paid on its common stock, proceeds received under the Diamond Hill Investment Group, Inc. Employee Stock Purchase Plan (“ESPP”), and distributions to, or contributions from, redeemable noncontrolling interest holders.

For the year ended December 31, 2021, net cash used in financing activities totaled $71.5 million, consisting of the payment of dividends of $73.0 million, repurchases of the Company’s common stock of $7.8 million, and $1.6 million of shares withheld related to employee tax withholding. These cash outflows were partially offset by net subscriptions received in the Consolidated Funds from redeemable non-controlling interest holders of $10.3 million and proceeds received under the ESPP of $0.6 million.
For the year ended December 31, 2020, net cash used in financing activities totaled $62.9 million, consisting of the payment of special dividends of $38.0 million, repurchases of our common stock of $18.7 million, $1.9 million of shares withheld related to employee tax withholding, and net redemptions in the Consolidated Funds from redeemable non-controlling interest holders of $4.3 million.
For the year ended December 31, 2019, net cash used in financing activities totaled $59.1 million, consisting of the payment of special dividends of $30.3 million, repurchases of our common stock of $38.7 million, and $1.4 million of shares withheld related to employee tax withholding. These financing outflows were partially offset by net subscriptions received in the Consolidated Funds from redeemable non-controlling interest holders of $11.3 million.
Supplemental Consolidated Cash Flow Statement
The following table summarizes the condensed cash flows for the years ended December 31, 2021, 2020, and 2019 that are attributable to the Company and to the Consolidated Funds, and the related eliminations required in preparing the consolidated financial statements.

	Year Ended December 31, 2021
	Cash flow attributable to Diamond Hill Investment Group, Inc.	Cash flow attributable to Consolidated Funds	Eliminations	As reported on the Consolidated Statement of Cash Flows
Cash flows from operating activities:
Net income	$74,200,609	$5,851,988	$(4,463,058)	$75,589,539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,281,420	—	—	1,281,420
Share-based compensation	7,415,170	—	—	7,415,170
Gain on sale of high yield-focused advisory contracts	(9,000,000)	—	—	(9,000,000)
Net gains on investments	(7,599,548)	(5,851,988)	2,572,878	(10,878,658)
Net change in securities held by Consolidated Funds	—	(50,430,607)	—	(50,430,607)
Other changes in assets and liabilities	12,209,848	125,525	—	12,335,373
Net cash provided by (used in) operating activities	78,507,499	(50,305,082)	(1,890,180)	26,312,237
Net cash provided by (used in) investing activities	(14,631,872)	—	41,896,371	27,264,499
Net cash provided by (used in) financing activities	(81,803,436)	50,305,082	(40,006,191)	(71,504,545)
Net change during the year	(17,927,809)	—	—	(17,927,809)
Cash and cash equivalents at beginning of year	98,478,202	—	—	98,478,202
Cash and cash equivalents at end of year	$80,550,393	$—	$—	$80,550,393

	Year Ended December 31, 2020
	Cash flow attributable to Diamond Hill Investment Group, Inc.	Cash flow attributable to Consolidated Funds	Eliminations	As reported on the Consolidated Statement of Cash Flows
Cash flows from Operating Activities:
Net Income	$38,660,545	$403,985	$(899,392)	$38,165,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	992,836	—	—	992,836
Share-based compensation	7,739,320	—	—	7,739,320
Net gains on investments	(3,500,848)	(403,985)	899,392	(3,005,441)
Net change in securities held by Consolidated Funds	—	3,179,362	—	3,179,362
Other changes in assets and liabilities	13,394,030	(692,760)	—	12,701,270
Net cash provided by operating activities	57,285,883	2,486,602	—	59,772,485
Net cash provided by investing activities	6,587,218	—	1,824,482	8,411,700
Net cash used in financing activities	(58,571,152)	(2,486,602)	(1,824,482)	(62,882,236)
Net change during the year	5,301,949	—	—	5,301,949
Cash and cash equivalents at beginning of year	93,176,253	—	—	93,176,253
Cash and cash equivalents at end of year	$98,478,202	$—	$—	$98,478,202

	Year Ended December 31, 2019
	Cash flow attributable to Diamond Hill Investment Group, Inc.	Cash flow attributable to Consolidated Funds	Eliminations	As reported on the Consolidated Statement of Cash Flows
Cash flows from Operating Activities:
Net Income	$54,959,024	$12,108,850	$(7,313,555)	$59,754,319
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,164,207	—	—	1,164,207
Share-based compensation	9,081,421	—	—	9,081,421
Net gains on investments	(16,263,168)	(12,108,850)	7,313,555	(21,058,463)
Net change in securities held by Consolidated Funds	—	6,286,645	—	6,286,645
Other changes in assets and liabilities	4,518,254	(2,780,140)	—	1,738,114
Net cash provided by operating activities	53,459,738	3,506,505	—	56,966,243
Net cash provided by (used in) investing activities	25,702,461	(22,723,853)	7,876,466	10,855,074
Net cash provided by (used in) financing activities	(70,416,005)	19,217,348	(7,876,466)	(59,075,123)
Net change during the year	8,746,194	—	—	8,746,194
Cash and cash equivalents at beginning of year	84,430,059	—	—	84,430,059
Cash and cash equivalents at end of year	$93,176,253	$—	$—	$93,176,253

Contractual Obligations
The following table presents a summary of the Company’s future obligations under the terms of lease commitments, contractual purchase obligations, and deferred compensation obligations as of December 31, 2021. Other purchase obligations include contractual amounts that will be due for the purchase of services to be used in the Company’s operations, such as mutual fund sub-administration, sales data costs, and investment related research software. These obligations may be cancellable at earlier times than those indicated and, under certain circumstances, may involve termination fees. Because these obligations are primarily of a normal recurring nature, the Company expects to fund them from future cash flows from operations. Deferred compensation obligations include compensation that will be paid out in future years and which will be funded by the related deferred compensation investments currently held on the Company’s consolidated balance sheets (see Note 7 to the consolidated financial statements). The information presented does not include operating expenses or capital expenditures that will be committed in the normal course of operations in 2022 and future years:

		Payments Due by Period
	Total	2022	2023	2024	2025	2026	Thereafter
Operating lease obligations	$2,028,581	$624,179	$624,179	$624,179	$156,044	$—	$—
Purchase obligations	7,099,679	3,960,575	1,670,814	709,138	706,027	53,125	—
Deferred compensation obligations	37,348,294	3,474,351	3,911,526	4,288,132	4,942,954	2,262,332	18,468,999
Total	$46,476,554	$8,059,105	$6,206,519	$5,621,449	$5,805,025	$2,315,457	$18,468,999

Use of Supplemental Data as Non-GAAP Performance Measures
As supplemental information, the Company is providing performance measures that are based on non-GAAP methodologies. The Company believes that the non-GAAP measures below are useful measures of its core business activities, are important metrics in estimating the value of an asset management business, and may enable more appropriate comparisons to its peers. These non-GAAP measures should not be used as a substitute for financial measures calculated in accordance with GAAP and may be calculated differently by other companies. The following schedule reconciles GAAP measures to non-GAAP measures for the years ended December 31, 2021, 2020, and 2019, respectively.

	Year Ended December 31,
(in thousands, except percentages and per share data)	2021	2020	2019
Total revenue	$182,194	$126,388	$136,624

Net operating income, GAAP basis	$76,258	$45,538	$47,935
Non-GAAP adjustments:
Gains on deferred compensation plan investments, net(1)	7,082	2,219	5,977
Net operating income, as adjusted, non-GAAP basis(2)	83,340	47,757	53,912
Non-GAAP adjustments:
Tax provision on net operating income, as adjusted, non-GAAP basis(3)	(21,656)	(12,668)	(13,680)
Net operating income, as adjusted, after tax, non-GAAP basis(4)	$61,684	$35,089	$40,232

Net operating income, as adjusted after tax per diluted share, non-GAAP basis(5)	$19.40	$10.91	$11.71
Diluted weighted average shares outstanding, GAAP basis	3,179	3,215	3,437

Operating profit margin, GAAP basis	42%	36%	35%
Operating profit margin, as adjusted, non-GAAP basis(6)	46%	38%	39%
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
Critical Accounting Policies and Estimates
Consolidation. The Company consolidates all subsidiaries and certain investments in which the Company has a controlling interest. The Company is generally deemed to have a controlling interest when it owns the majority of the voting interest of a voting rights entity (“VRE”) or are deemed to be the primary beneficiary of a variable interest entity (“VIE”). A VIE is an entity that lacks sufficient equity to finance its activities, or any entity whose equity holders do not have defined power to direct the activities of the entity normally associated with an equity investment. The Company’s analysis to determine whether an entity is a VIE or a VRE involves judgment and considers several factors, including an entity’s legal organization, equity structure, the rights of the investment holders, our ownership interest in the entity, and our contractual involvement with the entity. The Company continually reviews and reconsiders its VIE or VRE conclusions upon the occurrence of certain events, such as changes to its ownership interest, or amendments to contract documents.
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
Revenue Recognition on Performance-Based Advisory Contracts. The Company has certain investment advisory contracts in which a portion of the fees are based on investment performance achieved in the respective client portfolio in excess of a specified hurdle rate. These fees are calculated based on client investment results over rolling five-year periods. The Company record performance-based fees at the end of the contract measurement period because the performance-based fees earned are constrained based on movements in the financial markets.
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
The Company’s revenues and net income are based primarily on the value of its AUM. Accordingly, declines in financial market values directly and negatively impact its investment advisory revenues and net income.
The Company invests in its funds, which are market risk sensitive financial instruments. These investments have inherent market risk in the form of price risk; that is, the potential future loss of value that would result from a decline in their fair value. Market prices fluctuate, and the amount realized upon subsequent sale may differ significantly from the reported market value.
The table below summarizes the Company’s market risks as of December 31, 2021, and shows the effects of a hypothetical 10% increase and decrease in investments.

	Fair Value as of December 31, 2021	Fair Value Assuming a Hypothetical 10% Increase	Fair Value Assuming a Hypothetical 10% Decrease
Equity investments	$115,079,799	$126,587,779	$103,571,819
Fixed Income investments	51,576,202	56,733,822	46,418,582
Total	$166,656,001	$183,321,601	$149,990,401

ITEM 8.	Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (KPMG LLP, Columbus, OH, Auditor Firm ID: 185)	36
Consolidated Balance Sheets as of December 31, 2021 and 2020	39
Consolidated Statements of Income for the years ended December 31, 2021, December 31, 2020, and December 31, 2019	40
Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest for the years ended December 31, 2021, December 31, 2020, and December 31, 2019	41
Consolidated Statements of Cash Flows for the years ended December 31, 2021, December 31, 2020, and December 31, 2019	42
Notes to Consolidated Financial Statements	43

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Diamond Hill Investment Group, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Diamond Hill Investment Group, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, shareholders’ equity and redeemable noncontrolling interest, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of the assets under management data used in the calculation of sub-advisory and separately managed account investment advisory fee revenue
As discussed in Note 2 to the consolidated financial statements, the Company recognizes revenue for its sub-advisory and separately managed account investment advisory agreements based on a percentage of its assets under management (AUM). The Company recognized $51.6 million in investment advisory fees related to sub-advised funds and separately managed accounts during the year ended December 31, 2021. AUM is an input to the calculation of the investment advisory fee revenue. Specifically, as it pertains to these accounts, the inputs to the AUM calculation and the calculated AUM value are transmitted through multiple information technology (IT) systems used in the calculation of investment advisory fee revenue.
We identified the evaluation of the AUM data used in the calculation of sub-advisory and separately managed account investment advisory fee revenue as a critical audit matter. There is a high degree of auditor judgment required to perform procedures to address the Company’s use of multiple IT systems to maintain the AUM data including the use of professionals with specialized skills and knowledge to test the AUM data processed through multiple IT systems.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls related to the inputs to the AUM calculation, as well as controls that reconcile AUM between IT systems. We involved IT professionals with specialized skills and knowledge, who assisted in the testing of application and related general IT controls relevant to the IT systems used to maintain AUM data. We compared AUM used in the calculation of investment advisory fees to the source IT systems for a selection of accounts.
/s/ KPMG LLP
We have served as the Company’s auditor since 2012.

Columbus, Ohio
February 25, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Diamond Hill Investment Group, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Diamond Hill Investment Group, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, shareholders’ equity and redeemable noncontrolling interest, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2022 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Columbus, Ohio
February 25, 2022

Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$80,550,393	$98,478,202
Investments	166,656,001	128,401,136
Accounts receivable	20,443,562	17,805,864
Prepaid expenses	2,555,296	2,977,759
Income taxes receivable	—	256,538
Property and equipment, net of depreciation	6,100,599	6,740,396
Deferred taxes	9,847,552	8,437,446
Total assets	$286,153,403	$263,097,341
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$8,588,713	$8,002,303
Accrued incentive compensation	37,235,418	28,400,000
Deferred compensation	37,348,294	33,241,952
Income taxes payable	801,740	—
Total liabilities	83,974,165	69,644,255
Redeemable noncontrolling interest	17,756,336	9,372,333
Permanent Shareholders’ Equity
Common stock, no par value: 7,000,000 shares authorized; 3,171,536 issued and outstanding at December 31, 2021 (inclusive of 201,170 unvested shares); 3,168,823 issued and outstanding at December 31, 2020 (inclusive of 183,718 unvested shares)	80,434,049	80,810,946
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred equity compensation	(15,268,705)	(14,748,118)
Retained Earnings	119,257,558	118,017,925
Total permanent shareholders’ equity	184,422,902	184,080,753
Total liabilities and shareholders’ equity	$286,153,403	$263,097,341

Book value per share	$58.15	$58.09
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income

	Year Ended December 31,
	2021	2020	2019
REVENUES:
Investment advisory	$170,137,609	$119,125,230	$128,009,409
Mutual fund administration, net	12,056,228	7,262,488	8,614,971
Total revenue	182,193,837	126,387,718	136,624,380
OPERATING EXPENSES:
Compensation and related costs, excluding deferred compensation expense	73,591,327	58,291,670	60,264,117
Deferred compensation expense	7,082,153	2,218,898	5,976,938
General and administrative	14,020,836	11,002,572	13,277,843
Sales and marketing	7,659,423	5,999,846	5,867,297
Mutual fund administration	3,581,960	3,336,575	3,302,767
Total operating expenses	105,935,699	80,849,561	88,688,962
NET OPERATING INCOME	76,258,138	45,538,157	47,935,418
Investment income, net	16,381,216	6,584,849	30,507,375
Gain on sale of high yield-focused advisory contracts	9,000,000	—	—
NET INCOME BEFORE TAXES	101,639,354	52,123,006	78,442,793
Income tax expense	(26,049,815)	(13,957,868)	(18,688,474)
NET INCOME	75,589,539	38,165,138	59,754,319
Net loss (income) attributable to redeemable noncontrolling interest	(1,388,930)	495,407	(4,795,295)
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$74,200,609	$38,660,545	$54,959,024
Earnings per share attributable to common shareholders
Basic	$23.34	$12.03	$15.99
Diluted	$23.34	$12.03	$15.99
Weighted average shares outstanding
Basic	3,179,497	3,214,564	3,436,574
Diluted	3,179,497	3,214,564	3,436,641
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest

	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at January 1, 2019	3,499,285	$124,933,060	$(22,008,054)	$92,650,937	$195,575,943	$62,679,687
Issuance of restricted stock grants	53,969	7,471,799	(7,471,799)	—	—	—
Amortization of restricted stock grants	—	—	6,584,485	—	6,584,485	—
Common stock issued as incentive compensation	24,048	3,655,296	—	—	3,655,296	—
Issuance of common stock related to 401k plan match	17,651	2,496,936	—	—	2,496,936	—
Shares withheld related to employee tax withholding	(9,928)	(1,390,482)	—	—	(1,390,482)	—
Repurchases of common stock	(276,153)	(38,749,654)	—	—	(38,749,654)	—
Forfeiture of restricted stock grants	(14,200)	(2,563,478)	2,563,478	—	—	—
Cash dividends paid of $9.00 per share	—	—	—	(30,275,867)	(30,275,867)	—
Net income	—	—	—	54,959,024	54,959,024	4,795,295
Net subscriptions of consolidated funds	—	—	—	—	—	8,095,940
Net deconsolidations of Company sponsored investments	—	—	—	—	—	(61,392,098)
Balance at December 31, 2019	3,294,672	$95,853,477	$(20,331,890)	$117,334,094	$192,855,681	$14,178,824
Issuance of restricted stock grants	22,099	2,548,440	(2,548,440)	—	—	—
Amortization of restricted stock grants	—	—	5,227,574	—	5,227,574	—
Common stock issued as incentive compensation	23,640	3,396,359	—	—	3,396,359	—
Issuance of common stock related to 401k plan match	20,976	2,511,746	—	—	2,511,746	—
Shares withheld related to employee tax withholding	(19,189)	(1,947,456)	—	—	(1,947,456)	—
Forfeiture of restricted stock grants	(15,625)	(2,904,638)	2,904,638	—	—	—
Repurchases of common stock	(157,750)	(18,646,982)	—	—	(18,646,982)	—
Cash dividends paid of $12.00 per share	—	—	—	(37,976,714)	(37,976,714)	—
Net income	—	—	—	38,660,545	38,660,545	(495,407)
Net redemptions of consolidated funds	—	—	—	—	—	(4,311,084)
Balance at December 31, 2020	3,168,823	$80,810,946	$(14,748,118)	$118,017,925	$184,080,753	$9,372,333
Issuance of restricted stock grants	69,879	11,105,508	(11,105,508)	—	—	—
Amortization of restricted stock grants	—	—	7,182,299	—	7,182,299	—
Common stock issued as incentive compensation	3,681	529,806	—	—	529,806	—
Issuance of common stock related to 401(k) plan match	506	87,667	—	—	87,667	—
Issuance of common stock related to employee stock purchase plan	4,278	748,472		—	748,472
Shares withheld related to employee tax withholding	(10,057)	(1,625,413)	—	—	(1,625,413)	—
Forfeiture of restricted stock grants	(19,847)	(3,402,622)	3,402,622	—	—	—
Repurchases of common stock	(45,727)	(7,820,315)	—	—	(7,820,315)	—
Cash dividends paid of $23.00 per share	—	—	—	(72,960,976)	(72,960,976)	—
Net income	—	—	—	74,200,609	74,200,609	1,388,930
Net deconsolidations of Company sponsored investments	—	—	—	—	—	(3,303,818)
Net subscriptions of consolidated funds	—	—	—	—	—	10,298,891
Balance at December 31, 2021	3,171,536	$80,434,049	$(15,268,705)	$119,257,558	$184,422,902	$17,756,336
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$75,589,539	$38,165,138	$59,754,319
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,281,420	992,836	1,164,207
Share-based compensation	7,415,170	7,739,320	9,081,421
Increase in accounts receivable	(2,666,551)	(582,502)	(5,021,516)
Change in current income taxes	1,058,278	3,592,561	(6,617,780)
Change in deferred income taxes	(1,410,106)	1,949,407	1,079,247
Gain on sale of high yield-focused advisory contracts	(9,000,000)	—	—
Net gain on investments	(10,878,658)	(3,005,441)	(21,058,463)
Net change in securities held by Consolidated Funds	(50,430,607)	3,179,362	6,286,645
Increase in accrued incentive compensation	9,365,224	5,180,849	3,516,639
Increase in deferred compensation	4,106,342	2,899,748	7,954,330
Other changes in assets and liabilities	1,882,186	(338,793)	827,194
Net cash provided by operating activities	26,312,237	59,772,485	56,966,243
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,104,981)	(2,450,421)	(707,790)
Purchase of Company sponsored investments	(21,395,411)	(14,852,892)	(14,351,062)
Proceeds from sale of Company sponsored investments	40,764,891	25,715,013	48,637,779
Net cash on deconsolidation of Company sponsored investments	—	—	(22,723,853)
Proceeds from sale of high yield-focused advisory contracts	9,000,000	—	—
Net cash provided by investing activities	27,264,499	8,411,700	10,855,074
CASH FLOWS FROM FINANCING ACTIVITIES:
Value of shares withheld related to employee tax withholding	(1,625,413)	(1,947,456)	(1,390,482)
Payment of dividends	(72,960,976)	(37,976,714)	(30,275,867)
Net subscriptions (redemptions) received from redeemable noncontrolling interest holders	10,298,891	(4,311,084)	11,340,880
Repurchase of common stock	(7,820,315)	(18,646,982)	(38,749,654)
Proceeds received under employee stock purchase plan	603,268	—	—
Net cash used in financing activities	(71,504,545)	(62,882,236)	(59,075,123)
CASH AND CASH EQUIVALENTS
Net change during the year	(17,927,809)	5,301,949	8,746,194
At beginning of year	98,478,202	93,176,253	84,430,059
At end of year	$80,550,393	$98,478,202	$93,176,253
Supplemental cash flow information:
Income taxes paid	$26,401,643	$8,415,900	$24,227,006
Supplemental disclosure of non-cash transactions:
Common stock issued as incentive compensation	529,806	$3,396,359	3,655,296
Charitable donation of corporate investments	$366,555	—	—
Net redemptions of ETF Shares for marketable securities	—	—	$(3,244,940)
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Notes to Consolidated Financial Statements

Note 1 Business and Organization
Diamond Hill Investment Group, Inc. (the “Company”), an Ohio corporation, derives its consolidated revenues and net income from investment advisory and fund administration services provided by its wholly-owned subsidiary, Diamond Hill Capital Management, Inc., an Ohio corporation (“DHCM”).
DHCM, an Ohio corporation, is a registered investment adviser. DHCM is the investment adviser and administrator for the Diamond Hill Funds (the "Funds"), a series of open-end mutual funds. DHCM also provides investment advisory services to Diamond Hill Micro Cap Fund, LP (“DHMF”), a private fund, separately managed accounts, other pooled investment vehicles, and model delivery programs.
Note 2 Significant Accounting Policies
Basis of Presentation
The accompanying Consolidated Financial Statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with the instructions to Form 10-K. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading.
These Consolidated Financial Statements reflect, in the opinion of the Company, all material adjustments (which include only normal recurring adjustments) necessary to fairly present the Company’s financial position as of December 31, 2021 and 2020, and results of operations for the years ended December 31, 2021, 2020 and 2019.
For further information regarding the risks to the Company’s business, refer to the consolidated financial statements and notes thereto included in “Part I – Item 1A. – Risk Factors” of this Annual Report on Form 10-K.
Use of Estimates
The preparation of the Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expense during the reporting period. Estimates have been prepared based on the most current and best available information, but actual results could differ materially from those estimates.
Reclassification
Certain prior period amounts and disclosures may have been reclassified to conform to the current period’s financial presentation.
Book Value Per Share
Book value per share is computed by dividing total permanent shareholders’ equity by the number of shares issued and outstanding at the end of the measurement period.
Principles of Consolidation
The accompanying consolidated financial statements include the operations of the Company and its controlled subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.
The Company holds certain investments in the Funds and DHMF, and previously held an investment in an exchange-traded fund (the “ETF”), for general corporate investment purposes, to provide seed capital for newly formed strategies or to add capital to existing strategies. The Funds are organized in a series fund structure in which there are multiple mutual funds within one Trust. The Trust is an open-end investment company registered under the 1940 Act. DHMF is organized as a Delaware limited partnership and is exempt from registration under the 1940 Act. The ETF was an individual series of ETF Series Solutions, which was also an open-end investment company registered under the 1940 Act. The ETF liquidated and its assets were distributed to its shareholders on April 5, 2019. Each of the individual mutual funds represents (and the ETF represented) a separate share class of a legal entity organized under the Trust.

The Company performs its consolidation analysis at the individual Fund and ETF level and has concluded that the Funds are, and the ETF was, a voting rights entity (“VRE”) because the structure of the Funds is such that the shareholders are deemed to have the power through voting rights to direct the activities that most significantly impact each Fund’s economic performance. To the extent material, these Funds are consolidated if Company ownership, directly or indirectly, represents a majority interest (greater than 50%). The Company records redeemable noncontrolling interests in consolidated investments for which the Company's ownership is less than 100%. The Company has consolidated the Diamond Hill International Fund and the Diamond Hill Large Cap Concentrated Fund (together, the "Consolidated Funds") as of December 31, 2021. The Company de-consolidated the Diamond Hill Global Fund during the year ended December 31, 2021, and de-consolidated the Diamond Hill Core Bond Fund and the Diamond Hill High Yield Fund during the year ended December 31, 2019, as the Company's ownership declined to less than 50% during the years, respectively.
DHCM is the investment manager of DHMF, a Delaware limited partnership, and is the managing member of Diamond Hill Fund GP, LLC (the “General Partner”), which is the general partner of DHMF. DHCM is wholly owned by, and consolidated with, the Company. Further, DHCM, through its control of the General Partner, has the power to direct DHMF’s economic activities and the right to receive investment advisory fees that may be significant from DHMF. DHMF commenced operations on June 1, 2021, and its underlying assets consist primarily of marketable securities.

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
Segment Information
Management has determined that the Company operates in one business segment, which is providing investment management and administration services to mutual funds, a private fund, sub-advised mutual funds, and separately managed accounts. Therefore, the Company does not present disclosures relating to operating segments in annual or interim financial statements.
Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and money market mutual funds held by DHCM.

Accounts Receivable
The Company records accounts receivable when they are due and presents them on the balance sheet net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of the individual or entity that owes the receivable. No allowance for doubtful accounts was deemed necessary at either December 31, 2021 or 2020. Accounts receivable from the Funds were $11.8 million and $10.5 million as of December 31, 2021 and 2020, respectively.
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
Investments classified as equity method investments represent investments in which the Company owns between 20-50% of the outstanding voting interests in the entity or when it is determined that the Company is able to exercise significant influence but not control over the investments. When using the equity method, the Company recognizes its respective share of the investee’s net income or loss for the period, which is recorded as investment income in the Company’s consolidated statements of income.
Property and Equipment
Property and equipment, consisting of leasehold improvements, right-of-use lease assets, computer equipment, capitalized software, furniture, and fixtures are carried at cost less accumulated depreciation. Accumulated depreciation was $7.5 million and $7.4 million as of December 31, 2021 and 2020, respectively. Depreciation is calculated using the straight-line method over the estimated lives of the assets.
Implementation costs incurred to develop or obtain internal-use software, including hosting arrangements, are capitalized and expensed on a straight-line basis over either the estimated useful life of the respective software or the term of the hosting arrangement.
Property and equipment is tested for impairment when there is an indication that the carrying amount of an asset may not be recoverable. When an asset is determined to not be recoverable, the impairment loss is measured based on the excess, if any, of the carrying value of the asset over its fair value.
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
Revenue earned for the years ended December 31, 2021, 2020 and 2019 under contracts with clients include:

	Year Ended December 31, 2021
	Investment advisory	Mutual fund administration, net	Total revenue
Proprietary funds	$113,602,317	$12,056,228	$125,658,545
Separately managed accounts, excluding performance-based fees	27,882,488	—	27,882,488
Performance-based fees	11,860,051	—	11,860,051
Sub-Advised funds	11,815,519	—	11,815,519
Model delivery	4,977,234	—	4,977,234
	$170,137,609	$12,056,228	$182,193,837

	Year Ended December 31, 2020
	Investment advisory	Mutual fund administration, net	Total revenue
Proprietary funds	$88,103,499	$7,262,488	$95,365,987
Separately managed accounts, excluding performance-based fees	19,772,236	—	19,772,236
Performance-based fees	473,315	—	473,315
Sub-Advised funds	8,119,693	—	8,119,693
Model delivery	2,656,487	—	2,656,487
	$119,125,230	$7,262,488	$126,387,718

	Year Ended December 31, 2019
	Investment advisory	Mutual fund administration, net	Total revenue
Proprietary funds	$97,327,310	$8,614,971	$105,942,281
Separately managed accounts, excluding performance-based fees	21,662,447	—	21,662,447
Performance-based fees	1,313,427	—	1,313,427
Sub-Advised funds	5,751,532	—	5,751,532
Model delivery	1,954,693	—	1,954,693
	$128,009,409	$8,614,971	$136,624,380
Revenue Recognition – Investment Advisory Fees
DHCM’s investment advisory contracts with clients have a single performance obligation because the contracted services are not separately identifiable from other obligations in the contracts and therefore, are not distinct. All performance obligations to provide investment advisory services are satisfied over time by DHCM and the Company recognizes revenue through DHCM as time passes.
The fees DHCM receives for its services under its investment advisory contracts are based on AUM, which changes based on the value of securities held under each investment advisory contract. These fees are thereby constrained and represent variable consideration, and they are excluded from revenue until the AUM on which DHCM’s client is billed is no longer subject to market fluctuations.
DHCM also provides its strategy model portfolio and related services to sponsors of model delivery programs. DHCM is paid a model delivery fee for its services by the program sponsor at a pre-determined rate based on the amount of assets in the program. Model delivery program revenues were $5.0 million, $2.7 million and $2.0 million for the years ended December 31, 2021, 2020, and 2019, respectively. Model delivery program revenue is included in investment advisory fees in the consolidated statements of income.

Revenue Recognition – Performance-Based Fees
DHCM manages certain client accounts that pay performance-based fees. These fees are calculated based on client investment results over rolling five-year periods. The Company records performance-based fees when it is probable that a significant reversal of the revenue will not occur. During the years ended December 31, 2021, 2020, and 2019, the Company recorded $11.9 million, $0.5 million, and $1.3 million, respectively, in performance-based fees. The table below shows AUM subject to performance-based fees and the amount of performance-based fees that would be recognized based upon investment results as of December 31, 2021:

	As of December 31, 2021
	AUM subject to performance-based fees	Unearned performance-based fees
Contractual Measurement Period Ending:
Quarter Ending September 30, 2022	$522,340,334	$523,099
Total	$522,340,334	$523,099
The contractual end date highlights the time remaining until the performance-based fees are scheduled to be earned. The amount of performance-based fees that would be recognized based upon investments results as of December 31, 2021, will increase or decrease based on future client investment results through the contractual period end.
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
The Funds have selected and contractually engaged certain vendors to fulfill various services to benefit the Funds’ shareholders or to satisfy regulatory requirements of the Funds. These services include, among others, required shareholder mailings, federal, and state registrations, and legal and audit services. In fulfilling a portion of its role under the administration agreement with the Funds, DHCM acts as agent and pays for these services on behalf of the Funds. Each vendor is independently responsible for fulfillment of the services it has been engaged to provide and negotiates its fees and terms directly with the management and board of trustees of the Funds. Each year, the Funds' board of trustees reviews the fee that each Fund pays to DHCM, and specifically considers the contractual expenses that DHCM pays on behalf of the Funds. As a result, DHCM is not involved in the delivery or pricing of these services, and bears no risk related to these services. Revenue has been recorded net of these Fund-related expenses. In addition, prior to Funds' elimination of Class C Shares, DHCM advanced the upfront commissions that were paid to brokers who sold Class C shares. These advances were capitalized and amortized over 12 months to correspond with the repayments DHCM received from the principal underwriter to recoup this commission advancement. During the first quarter of 2021, Class C Shares were liquidated with the proceeds transferring to Investor Class Shares. As a result, no such financing activity will be recognized in future periods.

Mutual fund administration gross and net revenue are summarized below:

	Year Ended December 31,
	2021	2020	2019
Mutual fund administration:
Administration revenue, gross	$29,635,451	$22,296,535	$22,569,946
Fund related expense	(17,564,297)	(15,048,850)	(13,989,139)
Revenue, net of related expenses	12,071,154	7,247,685	8,580,807
C-Share financing:
Broker commission advance repayments	33,595	245,594	240,459
Broker commission amortization	(48,521)	(230,791)	(206,295)
Financing activity, net	(14,926)	14,803	34,164
Mutual fund administration revenue, net	$12,056,228	$7,262,488	$8,614,971
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
Earnings Per Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period, which includes unvested restricted shares. See Note 10.
Recently Adopted Accounting Guidance
The Company did not adopt any new accounting guidance during the year ended December 31, 2021 that had a material effect on its financial position or results of operations.
Newly Issued But Not Yet Adopted Accounting Guidance

The Company has considered all newly issued accounting guidance that is applicable to its operations and the preparation of its consolidated statements, including those it has not yet adopted. The Company does not believe that any such guidance has or will have a material effect on its financial position or results of operations.

Note 3 Investments
The following table summarizes the carrying value of the Company's investments as of December 31, 2021 and 2020:

	As of December 31,
	2021	2020
Fair value investments:
Securities held in Consolidated Funds(a)	$73,855,204	$33,233,307
Company-sponsored investments	79,173,437	95,167,829
Company-sponsored equity method investments	13,627,360	—
Total Investments	$166,656,001	$128,401,136
(a) Of the securities held in the Consolidated Funds as of December 31, 2021, the Company directly held $55.8 million and non-controlling shareholders held $18.1 million. Of the securities held in the Consolidated Funds as of December 31, 2020, the Company directly held $23.6 million and non-controlling shareholders held $9.6 million.
As of December 31, 2021, securities held by the Company in the Consolidated Funds consisted of the Diamond Hill Large Cap Concentrated Fund and the Diamond Hill International Fund, as our ownership percentage in these investments was greater than 50%.
As of December 31, 2020, securities held in the Consolidated Funds consisted of the Diamond Hill Global Fund and the Diamond Hill International Fund as our ownership percentage in these investments was greater than 50%.
The components of net investment income are as follows:

	For the Year Ended December 31,
	2021	2020	2019
Realized gains (losses)	$15,676,405	$(1,488,059)	$9,056,152
Unrealized gains	(2,352,649)	5,348,243	15,086,747
Dividend income	3,221,448	2,824,542	5,350,146
Interest income	—	—	987,240
Other	(163,988)	(99,877)	27,090
Investment income, net	$16,381,216	$6,584,849	$30,507,375
Company-Sponsored Equity Method Investments
The Company’s only equity method investment during 2021 was DHMF, which commenced operations on June 1, 2021. The Company’s ownership percentage in DHMF as of December 31, 2021 was 87%.
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
The following table includes the condensed summary financial information from the Company’s equity method investments as of December 31, 2021 and 2020, and for the years ended December 31, 2021, 2020, and 2019:
1 In October 2020, the Diamond Hill Research Opportunities Fund merged into the Diamond Hill Long-Short Fund.

		As of December 31,
		2021	2020
Total assets		$15,879,492	—
Total liabilities		270,446	—
Net assets		15,609,046	—
DHCM’s portion of net assets		$13,627,360	—

	For the Year Ended December 31,
	2021	2020	2019
Investment income	$106,440	$4,246,021	$5,346,588
Expenses	37,820	1,114,278	1,551,291
Net realized gains (losses)	—	(1,577,639)	6,390,727
Net change in unrealized appreciation	977,920	2,289,667	14,805,837
Net income	1,046,540	3,843,771	24,991,861
DHCM’s portion of net income	$914,855	$1,807,279	$8,301,571

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
The following table summarizes investments that are recognized in the Company’s consolidated balance sheet using fair value measurements (excludes investments classified as equity method investments) determined based upon the differing levels as of December 31, 2021 and 2020:

December 31, 2021	Level 1	Level 2	Level 3	Total
Cash equivalents	$76,836,186	—	—	$76,836,186
Fair value investments
Securities held in Consolidated Funds(a)	41,280,398	$32,574,806	—	73,855,204
Company-sponsored investments	79,173,437	—	—	79,173,437

December 31, 2020
Cash equivalents	94,698,816	—	—	94,698,816
Fair value investments
Securities held in Consolidated Funds(a)	17,641,668	$15,591,639	—	33,233,307
Company-sponsored investments	$95,167,829	—	—	$95,167,829
(a) Of the securities held in the Consolidated Funds as of December 31, 2021, the Company directly held $55.8 million and non-controlling shareholders held $18.1 million. Of the securities held in the Consolidated Funds as of December 31, 2020, the Company directly held $23.6 million and non-controlling shareholders held $9.6 million.
Changes to fair values of the investments are recorded in the Company’s consolidated statements of income as investment income (loss), net.

Note 5 Line of Credit
The Company has a committed Line of Credit Agreement (the "Credit Agreement") with a commercial bank that matures on December 23, 2022, which permits the Company to borrow up to $25.0 million. Borrowings under the Credit Agreement bear interest at a rate equal to the Secured Overnight Financing Rate plus 1.10%. The Company pays a commitment fee on the unused portion of the facility, accruing at a rate per annum of 0.10%.
The proceeds of the Credit Agreement may be used by the Company and its subsidiaries for ongoing working capital needs, to seed new and existing investment strategies, and for other general corporate purposes. The Credit Agreement contains customary representations, warranties, and covenants.
The Company did not borrow under the Credit Agreement as of and for the period ended December 31, 2021, and no borrowings were outstanding as of December 31, 2021.
Note 6 Capital Stock
Common Shares
The Company has only one class of securities outstanding, common shares, no par value per share.
Authorization of Preferred Shares
The Company’s Amended and Restated Articles of Incorporation authorize the issuance of 1,000,000 “blank check” preferred shares with such designations, rights, and preferences as may be determined from time to time by the Company’s board of directors (“Board”). The Board is authorized, without shareholder approval, to issue preferred shares with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting or other rights of the holders of the common shares. There were no preferred shares issued or outstanding as of either December 31, 2021, or 2020.
Note 7 Compensation Plans
Equity Incentive Plan
The Company’s 2014 Equity and Cash Incentive Plan (the "Plan") is intended to facilitate the Company’s ability to attract and retain staff, provide additional incentive to employees and directors, and promote the success of the Company’s business. The Plan authorizes the issuance of 600,000 common shares of the Company in various forms of equity awards. The Plan also authorizes cash incentive awards. As of December 31, 2021, there were 179,001 common shares available for awards under the Plan. The Plan provides that the Board, or a committee appointed by the Board, may grant awards and otherwise administer the Plan.
Share-Based Payment Transactions
The Company issues restricted stock grants under the Plan. Restricted stock grants represent common shares issued and outstanding upon grant subject to vesting restrictions. The Company has historically awarded stock grants that cliff vest after five years to all new employees upon hire and as additional grants to key employees on a periodic basis. While the Company currently plans to continue to award five-year cliff vest grants to new employees, beginning in 2021, the Company also began making new long-term incentive stock awards to existing employees which vest ratably over three years.

Restricted stock grants issued under the Plan are valued based upon the fair market value of the common shares on the applicable grant date. The restricted stock grants are recorded as deferred compensation in the equity section of the balance sheet on the grant date and then recognized as compensation expense on a straight-line basis over the vesting period of the respective grant. The Company's policy is to adjust compensation expense for forfeitures as they occur.
The following table represents a roll-forward of outstanding restricted stock and related activity for the year ended December 31, 2021:

	Shares	Weighted-Average Grant Date Price per Share
Outstanding Restricted Stock as of December 31, 2020	183,718	$173.80
Grants issued	69,879	158.92
Grants vested	(32,580)	180.50
Grants forfeited	(19,847)	171.44
Outstanding Restricted Stock as of December 31, 2021	201,170	$165.61
The weighted-average grant date price per share of restricted stock issued during the years ended December 31, 2020 and 2019 was $115.32 and $146.59, respectively. The total fair value of restricted stock vested, as of their respective vesting dates, during the years ended December 31, 2021, 2020, and 2019 was $5.2 million, $5.2 million, and $3.3 million, respectively.
Total deferred equity compensation related to unvested restricted stock grants was $15.3 million as of December 31, 2021. The recognition of compensation expense related to deferred compensation over the remaining vesting periods is as follows:

2022	2023	2024	2025	2026	Thereafter	Total
$7,362,870	$5,473,055	$1,979,304	$371,883	$81,456	$137	$15,268,705
Employee Stock Purchase Plan
The Company adopted the Diamond Hill Investment Group, Inc. Employee Stock Purchase Plan (the "ESPP") effective October 27, 2020. Under the ESPP, eligible employees may purchase shares of the Company's common stock at 85% of the fair market value on the last day of each offering period. Each offering period is approximately three months coinciding with the Company's fiscal quarters. During the year ended December 31, 2021, ESPP participants purchased 4,278 shares of common stock for $0.6 million and the Company recorded $0.1 million of share based payment expense related to these purchases.
As of December 31, 2021, 95,722 shares of our common stock were reserved for future issuance through the ESPP.
Stock Grant Transactions
The following table represents shares issued as part of the Company’s incentive compensation program during the years ended December 31, 2021, 2020, and 2019:

	Shares Issued	Grant Date Value
December 31, 2021	3,681	$529,806
December 31, 2020	23,640	$3,396,359
December 31, 2019	24,048	$3,655,296
401(k) Plan
The Company sponsors a 401(k) plan in which all employees are eligible to participate. Employees may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company matches employee contributions equal to 250.0% of the first 6.0% of an employee’s compensation contributed to the plan. Since January 1, 2021, the Company has settled the 401(k) plan matching contributions in cash or common shares of the Company based on the election of the employees. Prior to January 1, 2021, the Company made all matching contributions in Company stock. Employees become fully vested in the matching contributions after six plan years of employment. The following table summarizes the Company’s expenses attributable to the 401(k) plan during the years ended December 31, 2021, 2020 and 2019:

	Shares Issued	Share Contributions	Cash Contributions	Total Company Contributions
December 31, 2021	506	$87,667	$2,779,641	$2,867,308
December 31, 2020	20,976	$2,511,746	—	$2,511,746
December 31, 2019	17,651	$2,496,936	—	$2,496,936
Deferred Compensation Plans
The Company offers two deferred compensation plans: the Diamond Hill Fixed Term Deferred Compensation Plan and the Diamond Hill Variable Term Deferred Compensation Plan (together, the “Deferred Comp Plans”). Under the Deferred Comp Plans, participants may elect to voluntarily defer, for a minimum of five years, certain incentive compensation that the Company then contributes into the Deferred Comp Plans. Participants are responsible for designating investment options for assets they contribute, and the distribution paid to each participant reflects any gains or losses on the assets realized in connection with the Deferred Comp Plans. Assets held in the Deferred Comp Plans are included in the Company’s investment portfolio, and the associated obligation to participants is included in deferred compensation liability. Deferred compensation liability was $37.3 million and $33.2 million as of December 31, 2021 and 2020, respectively.
Note 8 Operating Leases
The Company currently leases office space of approximately 37,829 square feet at one location.
As of December 31, 2021 and December 31, 2020, the carrying value of this right-of-use asset, which is included in property and equipment, was approximately $1.6 million and $2.1 million, respectively, net of deferred rent on the consolidated balance sheets. As of December 31, 2021 and December 31, 2020, the carrying value of the lease liability was approximately $2.0 million and $2.5 million, respectively, which is included in accounts payable and accrued expenses on the consolidated balance sheets.
The following table summarizes the total lease and the related operating expenses for the years ended December 31, 2021, 2020 and 2019:

For the year ended December 31,
2021	2020	2019
$932,637	$947,398	$971,203
Lease expense and the related operating expenses are recorded in general and administrative expenses on the consolidated statements of income.
The approximate future minimum lease payments under the operating lease are as follows:

	Future Minimum Lease Payments by Year
Total	2022	2023	2024	2025	Thereafter
$2,028,581	$624,179	$624,179	$624,179	$156,044	$—
In addition to the above lease payments, the Company is also responsible for normal operating expenses of the property. These annual operating expenses were approximately $0.4 million in each of 2021, 2020, and 2019.

Note 9 Income Taxes
The provision for income taxes consists of:

	As of December 31,
	2021	2020	2019
Current federal income tax provision	$20,987,801	$9,633,927	$13,952,230
Current state and local income tax provision	6,472,120	2,374,534	3,656,997
Deferred income tax expense (benefit)	(1,410,106)	1,949,407	1,079,247
Provision for income taxes	$26,049,815	$13,957,868	$18,688,474
A reconciliation of income tax expense at the statutory federal rate to the Company’s income tax expense is as follows:

	2021	2020	2019
Income tax computed at statutory rate	$21,344,264	$10,945,831	$16,472,987
Expense (benefit) attributable to redeemable noncontrolling interests(a)	(291,675)	104,035	(1,007,012)
State and local income taxes, net of federal benefit	5,112,975	1,875,882	2,835,215
Internal revenue code section 162 limitations	909,387	632,705	625,009
Change in uncertain state and local tax positions, net of federal benefit	—	—	(47,197)
Excess tax deficit (benefit) on vesting of restricted stock	134,302	612,930	(70,878)
Income tax benefit from dividends paid on restricted stock	(962,139)	(455,283)	(431,192)
Interest and penalties	22,490	1,460	101,010
Other	(219,789)	240,308	210,532
Income tax expense	$26,049,815	$13,957,868	$18,688,474
(a) The provision for income taxes includes expense (benefit) attributable to the fact that the Company’s operations include the Consolidated Funds, which are not subject to federal income taxes. Accordingly, a portion of the Company’s earnings are not subject to corporate tax levels.
Deferred income taxes and benefits arise from temporary differences between taxable income for financial statement and income tax return purposes. Net deferred tax assets consisted of the following as of December 31, 2021 and 2020:

	2021	2020
Stock-based compensation	$3,446,638	$3,500,026
Accrued compensation	10,527,397	9,026,113
Unrealized gains	(3,255,684)	(3,145,177)
Property and equipment	(886,164)	(963,610)
Other assets and liabilities	15,365	20,094
Net deferred tax assets	$9,847,552	$8,437,446
The net temporary differences incurred to date will reverse in future periods as the Company generates taxable earnings. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets recorded. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2021, no valuation allowance was deemed necessary.
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
The Company and its subsidiaries file income tax returns with the Internal Revenue Service and the taxing authorities of various states.  Generally, the Company is subject to federal, state, and local examinations by tax authorities for the tax years ended December 31, 2017 through 2021.  During 2020, the Company closed an examination by the California Franchise Tax

Board for the Company’s 2015 and 2016 tax years. During 2019, the Company closed an examination with the New York State Department of Finance and Taxation for tax years 2014 through 2016.
The amount of uncertain tax positions as of December 31, 2021, 2020, and 2019, respectively, which would impact the Company’s effective tax rate if recognized, and a reconciliation of the beginning and ending amounts of uncertain tax positions is as follows:

	2021	2020	2019
Uncertain tax positions, beginning of the year	—	—	$2,982,337
Gross addition for tax positions of the current year	—	—	—
Gross additions for tax positions of prior years	—	—	—
Reductions of tax positions of prior years for:
Lapses of applicable statutes of limitations	—	—	—
Settlements during the period	—	—	(2,935,140)
Changes in judgment/excess reserve	—	—	$(47,197)
Uncertain tax positions, end of year	—	—	—

Note 10 Earnings Per Share
The Company’s common shares outstanding consist of all shares issued and outstanding, including unvested restricted shares.  Basic and diluted EPS are calculated under the two-class method.  The following table sets forth the computation for basic and diluted EPS and reconciliation between basic and diluted shares outstanding:

	Year Ended December 31,
	2021	2020	2019
Net Income	$75,589,539	$38,165,138	$59,754,319
Less: Net loss (income) attributable to redeemable noncontrolling interest	(1,388,930)	495,407	(4,795,295)
Net income attributable to common shareholders	$74,200,609	$38,660,545	$54,959,024

Weighted average number of outstanding shares	3,179,497	3,214,564	3,436,574
Dilutive impact of restricted stock units	—	—	67
Weighted average number of outstanding shares - Diluted	3,179,497	3,214,564	3,436,641

Earnings per share attributable to common shareholders
Basic	$23.34	$12.03	$15.99
Diluted	$23.34	$12.03	$15.99

Note 11 Commitments and Contingencies
The Company indemnifies its directors, officers, and certain employees for certain liabilities that may arise from the performance of their duties to the Company. From time to time, the Company may be involved in legal matters relating to claims arising in the ordinary course of business. There are currently no such matters pending that the Company believes could have a material adverse effect on its consolidated financial statements.

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

Note 12 Sale of the High Yield-Focused Investment Advisory Contracts
DHCM entered into an asset purchase agreement dated February 2, 2021 (the “Purchase Agreement”) with Brandywine Global Investment Management, LLC (“Brandywine Global”), a specialist investment manager of Franklin Resources, Inc. The transaction closed on July 30, 2021 ("Closing Date"), at which time, Brandywine Global acquired the investment advisory contracts of DHCM’s two high yield-focused mutual funds - the Corporate Credit Fund and the High Yield Fund (the “High Yield-Focused Advisory Contracts”).
DHCM has determined the gain on this transaction in accordance with ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets. DHCM received an initial cash payment at closing of $9.0 million, which is included in “gain on sale of high yield-focused advisory contracts” in the Consolidated Statements of Income.
DHCM may receive two additional payments of up to $13.0 million in the aggregate based on the net revenue of the Corporate Credit Fund and the High Yield Fund on the one-year anniversary of the Closing Date. The Company has not recorded any additional gain for the two potential additional payments because this variable consideration is constrained based on movements in the financial markets and the net shareholder flows of the Corporate Credit Fund and the High Yield Fund. Therefore, there can be no reasonable assurance that all or any of these additional payments will be received by DHCM.
Note 13 Subsequent Events
On February 25, 2022, the Board approved a quarterly cash dividend of $1.50 per share, payable on March 18, 2022, to shareholders of record as of March 7, 2022.

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
There have been no changes in the Company’s internal control over financial reporting during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the

Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.
The Company’s independent registered public accounting firm, KPMG LLP, has audited the Company’s 2021 and 2020 consolidated financial statements included in this Annual Report on Form 10-K and the Company’s internal control over financial reporting as of December 31, 2021, and has issued its Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements, which is included in this Annual Report on Form 10-K.

ITEM 9B.	Other Information
None.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance
Information required by this Item 10 is incorporated herein by reference from the Company’s definitive proxy statement for its 2022 annual meeting of shareholders, which will be filed with the SEC no later than 120 days after December 31, 2021, pursuant to Regulation 14A of the Exchange Act (the “2022 Proxy Statement”), under the captions: “Delinquent Section 16(a) Reports”, “Proposal 1 - Election of Directors”, “Proposal 1 - Election of Directors - The Board of Directors and Committees”, “Proposal 1 - Election of Directors - Corporate Governance”, and “Proposal 1 - Election of Directors - Executive Officers and Compensation Information”.

ITEM 11.	Executive Compensation
Information required by this Item 11 is incorporated herein by reference from the 2022 Proxy Statement under the captions: “Proposal 1 – Election of Directors—The Board of Directors and Committees”, “Proposal 1 – Election of Directors – Corporate Governance”, “Proposal 1 – Election of Directors – Executive Officers and Compensation Information”, and “Proposal 1 – Election of Directors – Executive Officers and Compensation Information - Compensation Committee Report”.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The following table sets forth certain information concerning our equity compensation plans at December 31, 2021:
Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	—	—	179,001	[1]

1	This amount relates to common shares that may be issued under our 2014 Equity and Cash Incentive Plan.
The other information required by this Item 12 is incorporated herein by reference from the 2022 Proxy Statement under the captions: “Security Ownership of Certain Beneficial Owners and Management” and “Proposal 1 – Election of Directors – Executive Officers and Compensation Information.”

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by this Item 13 is incorporated herein by reference from the 2022 Proxy Statement under the caption: “Proposal 1 – Election of Directors – Director Independence” and “Proposal 1 – Election of Directors – Corporate Governance”.

ITEM 14.	Principal Accounting Fees and Services
Information required by this Item 14 is incorporated herein by reference from the 2022 Proxy Statement under the caption: “Proposal 2 – Ratification of the Appointment of Independent Registered Public Accounting Firm”.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a) (1)	Financial Statements: See “Index to the Consolidated Financial Statements” within Part II. Item 8, Financial Statements and Supplementary Data.
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

10.6*	Diamond Hill Investment Group, Inc. Compensation Recoupment and Restitution Policy Acknowledgment.

10.7*	Diamond Hill Fixed Term Deferred Compensation Plan. (Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 30, 2013; File No. 000-24498.)

10.8*	Diamond Hill Variable Term Deferred Compensation Plan. (Incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 30, 2013; File No. 000-24498.)

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

10.11*
Employment Agreement between Heather E. Brilliant and Diamond Hill Capital Management, Inc., dated October 26, 2021 (Incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on October 26, 2021; File No. 000-24498).

10.12*
Diamond Hill Investment Group, Inc. Employee Stock Purchase Plan (Incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on October 27, 2020; File No. 000-24498.)

10.13
Asset Purchase Agreement By and Between Brandywine Global Investment Management, LLC and Diamond Hill Capital Management, Inc. (Incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on April 26, 2021; File No. 000-24498.)

10.14*	2014 Equity and Cash Incentive Plan As of Agreement - Graded Vesting.

10.15*	2014 Equity and Cash Incentive Plan As of Agreement - Director.

14.1	Amended Code of Business Conduct and Ethics. (Incorporated by reference from Exhibit 14.1 to the Annual Report on Form 10-K filed with the SEC on February 27, 2020; File No. 000-24498.)

21.1	Subsidiaries of the Company. (Filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm, KPMG LLP. (Filed herewith)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a). (Filed herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a). (Filed herewith)

32.1	Section 1350 Certifications. (Furnished herewith)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).

*	Denotes management contract or compensatory plan or arrangement.
(b)	Exhibits: Reference is made to Item 15(a)(3) above.
(c)	Financial Statement Schedules: None required.

ITEM 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

DIAMOND HILL INVESTMENT GROUP, INC.

By:	/s/ Heather E. Brilliant
	Heather E. Brilliant, Chief Executive Officer	February 25, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Heather E. Brilliant	Chief Executive Officer and	February 25, 2022
Heather E. Brilliant	President

/s/ Thomas E. Line	Chief Financial Officer and	February 25, 2022
Thomas E. Line	Treasurer

/s/ Jeffrey J. Cook	Controller	February 25, 2022
Jeffrey J. Cook

Richard S. Cooley*	Director	February 25, 2022
Richard S. Cooley

Randolph J. Fortener*	Director	February 25, 2022
Randolph J. Fortener

James F. Laird*	Director	February 25, 2022
James F. Laird

Paula R. Meyer*	Director	February 25, 2022
Paula R. Meyer

Nicole R. St. Pierre*	Director	February 25, 2022
Nicole R. St. Pierre

L’Quentus Thomas*	Director	February 25, 2022
L’Quentus Thomas

* By	/s/ Thomas E. Line
Thomas E. Line
Executed by Thomas E. Line
on behalf of those indicated pursuant to Powers of Attorney