Form 10-Q
period 2022-03-31
DIAMOND HILL INVESTMENT GROUP INC
filed 2022-04-26
CIK 909108

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes:  ☐    No:  ☒

The number of shares outstanding of the issuer’s common stock as of April 26, 2022 is 3,170,577 shares.

DIAMOND HILL INVESTMENT GROUP, INC.

PART I:	FINANCIAL INFORMATION

ITEM 1:	Consolidated Financial Statements
Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	3/31/2022	12/31/2021
	(Unaudited)
ASSETS
Cash and cash equivalents	$58,779,282	$80,550,393
Investments	161,930,168	166,656,001
Accounts receivable	21,133,187	20,443,562
Prepaid expenses	3,157,795	2,555,296
Property and equipment, net of accumulated depreciation	5,642,790	6,100,599
Deferred taxes	10,723,101	9,847,552
Total assets	$261,366,323	$286,153,403
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$9,765,278	$8,588,713
Accrued incentive compensation	9,400,752	37,235,418
Income taxes payable	4,883,055	801,740
Deferred compensation	33,968,699	37,348,294
Total liabilities	58,017,784	83,974,165
Redeemable noncontrolling interest	20,738,520	17,756,336
Permanent Shareholders’ equity
Common stock, no par value: 7,000,000 shares authorized; 3,191,487 issued and outstanding at March 31, 2022 (inclusive of 263,702 unvested shares); 3,171,536 issued and outstanding at December 31, 2021 (inclusive of 201,170 unvested shares)	83,517,125	80,434,049
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred equity compensation	(24,476,298)	(15,268,705)
Retained earnings	123,569,192	119,257,558
Total permanent shareholders’ equity	182,610,019	184,422,902
Total liabilities and shareholders’ equity	$261,366,323	$286,153,403

Book value per share	$57.22	$58.15
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
	2022	2021
REVENUES:
Investment advisory	$39,278,886	$36,569,103
Mutual fund administration, net	2,977,500	2,445,330
Total revenue	42,256,386	39,014,433
OPERATING EXPENSES:
Compensation and related costs, excluding deferred compensation expense (benefit)	18,646,894	16,814,941
Deferred compensation expense (benefit)	(1,178,556)	3,102,946
General and administrative	3,185,971	2,815,678
Sales and marketing	1,711,160	1,868,026
Mutual fund administration	817,878	880,721
Total operating expenses	23,183,347	25,482,312
NET OPERATING INCOME	19,073,039	13,532,121
Investment income (loss), net	(7,592,257)	5,663,454
NET INCOME BEFORE TAXES	11,480,782	19,195,575
Income tax expense	(3,205,766)	(4,932,962)
NET INCOME	8,275,016	14,262,613
Net loss (income) attributable to redeemable noncontrolling interest	854,936	(554,102)
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$9,129,952	$13,708,511
Earnings per share attributable to common shareholders
Basic	$2.87	$4.34
Diluted	$2.87	$4.34
Weighted average shares outstanding
Basic	3,185,930	3,156,768
Diluted	3,185,930	3,156,768
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest (unaudited)

	Three Months Ended March 31, 2022
	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at December 31, 2021	3,171,536	$80,434,049	$(15,268,705)	$119,257,558	$184,422,902	$17,756,336
Issuance of restricted stock grants	66,190	11,700,781	(11,700,781)	—	—	—
Amortization of restricted stock grants	—	—	2,248,679	—	2,248,679	—
Common stock issued as incentive compensation	2,743	487,870	—	—	487,870	—
Issuance of common stock related to 401k plan match	108	19,249	—	—	19,249	—
Issuance of common stock related to employee stock purchase plan	2,335	437,346	—	—	437,346	—
Forfeiture of restricted stock grants	(1,321)	(244,509)	244,509	—	—	—
Repurchase of common stock	(50,104)	(9,317,661)	—	—	(9,317,661)	—
Cash dividends paid	—	—	—	(4,818,318)	(4,818,318)	—
Net income (loss)	—	—	—	9,129,952	9,129,952	(854,936)
Net subscriptions of consolidated Funds	—	—	—	—	—	3,837,120
Balance at March 31, 2022	3,191,487	$83,517,125	$(24,476,298)	$123,569,192	$182,610,019	$20,738,520

	Three Months Ended March 31, 2021
	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at December 31, 2020	3,168,823	$80,810,946	$(14,748,118)	$118,017,925	$184,080,753	$9,372,333
Issuance of restricted stock grants	52,434	8,160,714	(8,160,714)	—	—	—
Amortization of restricted stock grants	—	—	1,397,132	—	1,397,132	—
Common stock issued as incentive compensation	3,681	529,806	—	—	529,806	—
Issuance of common stock related to 401k plan match	154	24,000	—	—	24,000	—
Shares withheld related to employee tax withholding	(1,729)	(258,088)	—	—	(258,088)	—
Forfeiture of restricted stock grants	(13,200)	(2,070,780)	2,070,780	—	—	—
Repurchase of common stock	(12,529)	(1,893,146)	—	—	(1,893,146)	—
Cash dividend paid	—	—	—	(3,147,890)	(3,147,890)	—
Net income	—	—	—	13,708,511	13,708,511	554,102
Net subscriptions of consolidated Funds	—	—	—	—	—	738,711
Balance at March 31, 2021	3,197,634	$85,303,452	$(19,440,920)	$128,578,546	$194,441,078	$10,665,146

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,275,016	$14,262,613
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	362,902	218,731
Share-based compensation	2,333,530	1,481,578
Increase in accounts receivable	(689,625)	(1,911,973)
Change in current income taxes	4,081,315	3,904,225
Change in deferred income taxes	(875,549)	1,004,084
Net losses (gains) on investments	7,998,535	(5,205,321)
Net change in securities held by Consolidated Funds	(5,129,789)	(11,456,604)
Decrease in accrued incentive compensation	(27,346,796)	(19,634,038)
Increase (decrease) in deferred compensation	(3,379,595)	127,135
Other changes in assets and liabilities	691,886	1,549,065
Net cash used in operating activities	(13,678,170)	(15,660,505)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(22,913)	(413,441)
Purchase of Company sponsored investments	(1,684,026)	(1,890,082)
Proceeds from sale of Company sponsored investments	3,541,113	3,891,396
Net cash provided by investing activities	1,834,174	1,587,873
CASH FLOWS FROM FINANCING ACTIVITIES:
Value of shares withheld related to employee tax withholding	—	(258,088)
Payment of dividends	(4,818,318)	(3,147,890)
Net subscriptions received from redeemable noncontrolling interest holders	3,837,120	738,711
Repurchases of common stock	(9,317,661)	(1,893,146)
Proceeds received under employee stock purchase plan	371,744	342,528
Net cash used in financing activities	(9,927,115)	(4,217,885)
CASH AND CASH EQUIVALENTS
Net change during the period	(21,771,111)	(18,290,517)
At beginning of period	80,550,393	98,478,202
At end of period	$58,779,282	$80,187,685
Supplemental cash flow information:
Income taxes paid	—	$24,653
Supplemental disclosure of non-cash transactions:
Common stock issued as incentive compensation	$487,870	529,806
Charitable donation of corporate investments	—	$366,555

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

DHCM is a registered investment adviser, and is the investment adviser and administrator for the Diamond Hill Funds (the "Funds"), a series of open-end mutual funds. DHCM also provides investment advisory services to Diamond Hill Micro Cap Fund, LP (“DHMF”), a private fund, as well as separately managed accounts, other pooled investment vehicles, and model delivery programs.
Note 2 Significant Accounting Policies
Basis of Presentation
The accompanying unaudited, condensed, and consolidated financial statements for Diamond Hill Investment Group, Inc. and its subsidiaries (referred to in these notes to the condensed consolidated financial statements as "the Company," "management," "we," "us," and "our") as of March 31, 2022 and December 31, 2021, and for the three-month periods ended March 31, 2022 and 2021, have been prepared in accordance with United States generally accepted accounting principles ("GAAP"), the instructions to Form 10-Q, and Article 10 of Securities and Exchange Commission (the "SEC") Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the financial condition and results of operations as of the dates, and for the interim periods, presented, have been included. These unaudited, condensed, and consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements of the Company included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "2021 Form 10-K"), as filed with the SEC.
Operating results for the three-month period ended March 31, 2022, are not necessarily indicative of the results the Company may expect for the full fiscal year ending December 31, 2022.
For further information regarding the risks to the Company's business, refer to the consolidated financial statements and notes thereto included in the 2021 Form 10-K and in “Part II – Item 1A. – Risk Factors” of this Quarterly Report on Form 10-Q.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions related to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenue and expense during the period. Actual results could differ from those estimates.
Reclassification
Certain amounts and disclosures for prior periods may have been reclassified to conform to the current period's financial presentation.
Principles of Consolidation
The accompanying consolidated financial statements include the operations of the Company and its controlled subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.
The Company holds certain investments in the Funds and DHMF, for general corporate investment purposes, to provide seed capital for newly formed strategies or to add capital to existing strategies. The Funds are organized in a series fund structure in which there are multiple mutual funds within one Trust. The Trust is an open-end investment company registered under the Investment Advisers Act of 1940, as amended (the "1940 Act"). Each individual Fund represents a separate share class of a legal entity organized under the Trust. DHMF is organized as a Delaware limited partnership and is exempt from registration under the 1940 Act.

The Company performs its consolidation analysis at the individual Fund level and has concluded that the Funds are voting rights entities (“VREs”) because the structure of the Funds is such that the shareholders are deemed to have the power through voting rights to direct the activities that most significantly impact each Fund’s economic performance. To the extent material, these Funds are consolidated if Company ownership, directly or indirectly, represents a majority interest (greater than 50%). The Company records redeemable noncontrolling interests in consolidated investments for which the Company's ownership is less than 100%. As of March 31, 2022, the Company has consolidated the Diamond Hill International Fund and the Diamond Hill Large Cap Concentrated Fund (together, the "Consolidated Funds").
DHCM is the investment manager of DHMF and is the managing member of Diamond Hill Fund GP, LLC (the “General Partner”), which is the general partner of DHMF. DHCM is wholly owned by, and consolidated with, the Company. Further, DHCM, through its control of the General Partner, has the power to direct DHMF’s economic activities and the right to receive investment advisory fees that may be significant from DHMF. DHMF commenced operations on June 1, 2021, and its underlying assets consist primarily of marketable securities.
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
Segment Information
Management has determined that the Company operates in a single business segment, which is providing investment advisory and related services to clients through pooled investment vehicles, including the Funds, DHMF, separately managed accounts, and model delivery programs. Therefore, the Company does not present disclosures relating to operating segments in annual or interim financial statements.
Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and money market mutual funds held by DHCM.
Accounts Receivable
The Company records accounts receivable when they are due and presents them on the balance sheet net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of the individual or entity that owes the receivable. No allowance for doubtful accounts was deemed necessary at either March 31, 2022, or December 31, 2021. Accounts receivable from the Funds were $11.6 million as of March 31, 2022, and $11.8 million as of December 31, 2021.
Investments
Management determines the appropriate classification of its investments at the time of purchase and re-evaluates its determination for each reporting period.

Company sponsored investments, where the Company has neither control nor the ability to exercise significant influence, as well as securities held in the Consolidated Funds are measured at fair value based on quoted market prices. Unrealized gains and losses are recorded as investment income (loss) in the Company's consolidated statements of income.
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

Revenue earned during the three months ended March 31, 2022 and 2021 under contracts with clients include:

	Three Months Ended March 31, 2022
	Investment advisory	Mutual fund administration, net	Total revenue
Proprietary funds	$27,254,928	$2,977,500	$30,232,428
Separately managed accounts	7,192,290	—	7,192,290
Sub-Advised funds	3,114,504	—	3,114,504
Model delivery	1,717,164	—	1,717,164
	$39,278,886	$2,977,500	$42,256,386

	Three Months Ended March 31, 2021
	Investment advisory	Mutual fund administration, net	Total revenue
Proprietary funds	$26,510,701	$2,445,330	$28,956,031
Separately managed accounts	6,473,269	—	6,473,269
Sub-Advised funds	2,678,410	—	2,678,410
Model delivery	906,723	—	906,723
	$36,569,103	$2,445,330	$39,014,433

Revenue Recognition – Investment Advisory Fees
DHCM's investment advisory contracts with clients have a single performance obligation because the contracted services are not separately identifiable from other obligations in the contracts, and therefore, are not distinct. All obligations to provide investment advisory services are satisfied over time by DHCM, and the Company recognizes revenue through DHCM as time passes.
The fees DHCM receives for its services under its investment advisory contracts are based on AUM, which changes based on the value of securities held under each investment advisory contract. These fees are thereby constrained and represent variable consideration, and they are excluded from revenue until the AUM on which DHCM's client is billed is no longer subject to market fluctuations.
DHCM also provides its strategy model portfolios and related services to sponsors of model delivery programs. For its services, DHCM is paid a model delivery fee by the program sponsor at a pre-determined rate based on the amount of assets in the program. Model delivery program revenues were $1.7 million and $0.9 million for the three months ended March 31, 2022 and 2021, respectively.
Revenue Recognition – Performance-Based Fees
DHCM manages certain client accounts that pay performance-based fees. These fees are calculated based on client investment results over rolling five-year periods. The Company records performance-based fees when it is probable that a significant reversal of the revenue will not occur. The Company did not record any performance-based fees during the three-month periods ended March 31, 2022 or March 31, 2021. The table below shows AUM subject to performance-based fees and the amount of performance-based fees that would be recognized based upon investment results as of March 31, 2022:

	As of March 31, 2022
	AUM subject to performance-based fees	Unearned performance-based fees
Contractual Measurement Period Ending:
Quarter Ending September 30, 2022	$505,870,628	$1,091,899
Total	$505,870,628	$1,091,899
The contractual end dates highlight the time remaining until the performance-based fees are scheduled to be earned. The amount of performance-based fees that would be recognized based upon investments results as of March 31, 2022 will increase or decrease based on future client investment results through the end of the contractual period.
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
The Funds have selected and contractually engaged certain vendors to fulfill various services to benefit the Funds’ shareholders or to satisfy regulatory requirements of the Funds. These services include, among others, required shareholder mailings, federal and state registrations, and legal and audit services. In fulfilling a portion of its role under the administrative and transfer agency services agreement with the Funds, DHCM acts as agent and pays for these services on behalf of the Funds. Each vendor is independently responsible for fulfillment of the services it has been engaged to provide and negotiates its fees and terms directly with the management and board of trustees of the Funds. Each year, the Funds' board of trustees reviews the fee that each Fund pays to DHCM, and specifically considers the contractual expenses that DHCM pays on behalf of the Funds. As a result, DHCM is not involved in the delivery or pricing of these services, and bears no risk related to these services. Revenue has been recorded net of these Fund-related expenses.

Mutual fund administration gross and net revenue are summarized below:

	Three Months Ended March 31,
	2022	2021
Mutual fund administration:
Administration revenue, gross	$6,940,172	$6,960,008
Fund related expense	(3,962,672)	(4,514,678)
Mutual fund administration revenue, net	$2,977,500	$2,445,330
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
Recently Adopted Accounting Guidance
The Company did not adopt any new accounting guidance during the three months ended March 31, 2022, that had a material effect on its financial position or results of operations.
Newly Issued But Not Yet Adopted Accounting Guidance

The Company has considered all newly issued accounting guidance that is applicable to its operations and the preparation of its consolidated statements, including guidance it has not yet adopted. The Company does not believe that any such guidance had, or will have, a material effect on its financial position or results of operations.

Note 3 Investments
The following table summarizes the carrying value of the Company's investments as of March 31, 2022, and December 31, 2021:

	As of
	March 31, 2022	December 31, 2021
Fair value investments:
Securities held in Consolidated Funds(a)	$75,621,130	$73,855,204
Company sponsored investments	73,186,055	79,173,437
Company sponsored equity method investments	13,122,983	13,627,360
Total Investments	$161,930,168	$166,656,001
(a) Of the securities held in the Consolidated Funds as of March 31, 2022, the Company directly held $53.2 million and noncontrolling shareholders held $22.4 million. Of the securities held in the Consolidated Funds as of December 31, 2021, the Company directly held $55.8 million and noncontrolling shareholders held $18.1 million.
The components of net investment income (loss) are as follows:

	Three Months Ended March 31,
	2022	2021
Realized gains	$1,443,747	$2,523,505
Change in unrealized	(9,750,856)	2,505,344
Dividends	767,885	665,009
Other	(53,033)	(30,404)
Investment income (loss), net	$(7,592,257)	$5,663,454
Company Sponsored Equity Method Investments
The Company's only equity method investment during the three-month period ended March 31, 2022 was DHMF, which commenced operations on June 1, 2021. The Company's ownership percentage in DHMF was 86% as of March 31, 2022, and includes $3.4 million of deferred compensation plan investments.
The following table includes the condensed summary financial information from the Company's equity method investments as of and for the three-month period ended March 31, 2022:

As of
March 31, 2022
Total assets	$15,466,537
Total liabilities	209,206
Net assets	15,257,331
DHCM's portion of net assets	$13,122,983

For the Three Months Ended
March 31, 2022
Investment income	$37,843
Expenses	17,667
Net realized losses	(19,569)
Change in unrealized	(1,456,666)
Net loss	(1,456,059)
DHCM's portion of net loss	$(1,251,721)

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
The following table summarizes investments that are recognized in the Company's consolidated balance sheet using fair value measurements (excluding investments classified as equity method investments) determined based upon the differing levels as of March 31, 2022:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$55,274,878	—	—	$55,274,878
Fair value investments:
Securities held in Consolidated Funds(a)	42,429,301	$33,191,829	—	75,621,130
Company-sponsored investments	$73,186,055	—	—	$73,186,055
(a) Of the securities held in the Consolidated Funds as of March 31, 2022, the Company directly held $53.2 million and noncontrolling shareholders held $22.4 million.
Changes to fair values of the investments are recorded in the Company’s consolidated statements of income as investment income (loss) net.
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
The Company did not borrow under the Credit Agreement for the period ended March 31, 2022, and no borrowings were outstanding as of March 31, 2022.
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

The following table represents a roll-forward of outstanding restricted stock and related activity for the three months ended March 31, 2022:

	Shares	Weighted-Average Grant Date Price per Share
Outstanding restricted stock as of December 31, 2021	201,170	$165.61
Grants issued	66,190	176.78
Grants vested	(2,337)	147.66
Grants forfeited	(1,321)	185.09
Total outstanding restricted stock as of March 31, 2022	263,702	$168.47
As of March 31, 2022, 111,389 common shares remained available for grants under the 2014 Plan.
Total deferred equity compensation related to unvested restricted stock was $24.5 million as of March 31, 2022. The recognition of compensation expense related to deferred compensation over the remaining vesting periods is as follows:

Nine Months Remaining In
2022	2023	2024	2025	2026	Thereafter	Total
$8,154,950	$9,186,423	$5,734,659	$1,311,147	$87,481	$1,638	$24,476,298
Employee Stock Purchase Plan
Under the Diamond Hill Investment Group, Inc. Employee Stock Purchase Plan (the "ESPP"), eligible employees may purchase shares of the Company's common stock at 85% of the fair market value on the last day of each offering period. Each offering period is approximately three months, which coincides with the Company's fiscal quarters. During the three-month period ended March 31, 2022, ESPP participants purchased 2,335 shares of common stock for $0.4 million, and the Company recorded $0.1 million of share-based payment expense related to these purchases. During the three-month period ended March 31, 2021, ESPP participants purchased 2,583 shares of common stock for $0.3 million, and the Company recorded $0.1 million of share based payment expense related to these purchases.
Stock Grant Transactions
The following table represents common shares issued as part of the Company's incentive compensation program during the three-month periods ended March 31, 2022, and 2021:

	Shares Issued	Grant Date Value
March 31, 2022	2,743	$487,870
March 31, 2021	3,681	$529,806
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
Deferred Compensation Plans
The Company offers two deferred compensation plans: the Diamond Hill Fixed Term Deferred Compensation Plan and the Diamond Hill Variable Term Deferred Compensation Plan (together, the “Plans”). Under the Plans, participants may elect to voluntarily defer, for a minimum of five years, certain incentive compensation that the Company then contributes into the Plans. Participants are responsible for designating investment options for the assets they contribute, and the distribution paid to each participant reflects any gains or losses on the assets realized in connection with the Plans. Assets held in the Plans are included in the Company’s investment portfolio, and the associated obligation to participants is included in deferred compensation liability. Deferred compensation liability was $34.0 million and $37.3 million as of March 31, 2022 and December 31, 2021, respectively.

Note 7 Operating Lease
The Company currently leases office space of approximately 37,829 square feet at a single location.
As of March 31, 2022, the carrying value of this right-of-use asset, which is included in property and equipment, was approximately $1.5 million net of deferred rent on the consolidated balance sheets. As of March 31, 2022, the carrying value of the lease liability was approximately $1.8 million, which is included in accounts payable and accrued expenses on the consolidated balance sheets.
The following table summarizes the total lease and operating expenses for the three-month periods ended March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021
Three Months Ended	$204,953	$209,042
The approximate future minimum lease payments under the operating lease are as follows:

Future Minimum Lease Payments
Nine Months Remaining In
2022	2023	2024	2025	2026	Total
$468,134	$624,179	$624,179	$156,045	$—	$1,872,537
Note 8 Income Taxes
The Company has determined its interim tax provision projecting an estimated annual effective tax rate.
A reconciliation of the statutory federal tax rate to the Company’s effective income tax rate is as follows:

	Three Months Ended March 31,
	2022	2021
Statutory U.S. federal income tax rate	21.0%	21.0%
State and local income taxes, net of federal benefit	4.6%	4.4%
Internal revenue code section 162 limitations	1.3%	1.1%
Other	(0.9)%	—%
Unconsolidated effective income tax rate	26.0%	26.5%
Impact attributable to redeemable noncontrolling interest(a)	1.9%	(0.8)%
Effective income tax rate	27.9%	25.7%
(a) The provision for income taxes includes the impact of the operations of the Consolidated Funds, which are not subject to federal income taxes. Accordingly, a portion of the Company’s earnings are not subject to corporate tax levels.
Absent the impact attributable to redeemable noncontrolling interest, the estimated unconsolidated effective income tax rate would have been 26.0%. The Company's actual effective tax rate for fiscal year ending December 31, 2022 could be materially different from the projected rate as of March 31, 2022.
The net temporary differences incurred to date will reverse in future periods as the Company generates taxable earnings. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets recorded. The Company records a valuation allowance when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2022 and December 31, 2021, no valuation allowance was deemed necessary.

FASB ASC 740, Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company recognizes tax benefits related to positions taken, or expected to be taken, on its tax returns, only if the positions are more likely than not sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its financial statements. The Company did not record an accrual for tax-related uncertainties or unrecognized tax positions as of March 31, 2022 or December 31, 2021.
The Company did not recognize any interest and penalties during the three months ended March 31, 2022.
Note 9 Earnings Per Share
The Company’s common shares outstanding consist of all shares issued and outstanding, including unvested restricted shares. Basic and diluted EPS are calculated under the two-class method. The following table sets forth the computation for basic and diluted EPS:

	Three Months Ended March 31,
	2022	2021
Net Income	$8,275,016	$14,262,613
Less: Net loss (income) attributable to redeemable noncontrolling interest	854,936	(554,102)
Net income attributable to common shareholders	$9,129,952	$13,708,511

Weighted average number of outstanding shares - Basic	3,185,930	3,156,768
Weighted average number of outstanding shares - Diluted	3,185,930	3,156,768

Earnings per share attributable to common shareholders
Basic	$2.87	$4.34
Diluted	$2.87	$4.34
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

Note 11 Sale of Diamond Hill's High Yield-Focused Investment Advisory Contracts
DHCM entered into an asset purchase agreement dated February 2, 2021 (the “Purchase Agreement”) with Brandywine Global Investment Management, LLC (“Brandywine Global”), a specialist investment manager of Franklin Resources, Inc. The transaction closed on July 30, 2021 ("Closing Date"), at which time Brandywine Global acquired the investment advisory contracts of DHCM’s two high yield-focused mutual funds - the Corporate Credit Fund and the High Yield Fund (the “High Yield-Focused Advisory Contracts”).
DHCM determined the gain on this transaction in accordance with ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets. DHCM received an initial cash payment at closing of $9.0 million, which was included in gain on sale of high yield-focused advisory contracts in the Consolidated Statements of Income during the third quarter of 2021.
DHCM may receive two additional payments of up to $13.0 million in the aggregate based on the net revenue of the Corporate Credit Fund and the High Yield Fund on July 30, 2022. The Company has not recorded any additional gain for the two potential additional payments because this variable consideration is constrained based on movements in the financial markets and the net shareholder flows of the Corporate Credit Fund and the High Yield Fund. Therefore, there can be no reasonable assurance that all or any of these additional payments will be received by DHCM.

Note 12 Subsequent Events
On April 26, 2022, the Company's board of directors ("Board") approved a quarterly cash dividend of $1.50 per share, payable on June 17, 2022, to shareholders of record as of June 2, 2022. This dividend is expected to reduce shareholders' equity by approximately $4.8 million.

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
General
The Company derives consolidated revenue and net income from investment advisory and fund administration services provided by DHCM. DHCM is a registered investment adviser under the Investment Advisers Act of 1940, as amended. DHCM sponsors, distributes, and provides investment advisory and related services to clients through pooled investment vehicles, including the Funds, DHMF, separately managed accounts, and model delivery programs.
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
The Company's primary objective is to fulfill its fiduciary duty to its clients. The Company believes this focus on generating excellent, long-term investment outcomes and building enduring client partnerships will enable it to grow its intrinsic value to achieve a compelling, long-term return for its shareholders.
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

The Company's revenues are highly dependent on both the value and composition of AUM. The following is a summary of the Company's AUM by product and investment objective, as well as a roll-forward of the change in AUM, for the three months ended March 31, 2022 and 2021:

	Assets Under Management
	As of March 31,
(in millions, except percentages)	2022	2021	% Change
Proprietary funds	$19,392	$20,954	(7)%
Sub-advised funds	3,846	3,575	8%
Separately managed accounts	7,084	6,053	17%
Total AUM	$30,322	$30,582	(1)%

	Assets Under Management by Investment Strategy
	As of March 31,
(in millions, except percentages)	2022	2021	% Change
U.S. Equity
Large Cap	$20,631	$18,317	13%
Small-Mid Cap	3,139	3,128	—%
Mid Cap	1,112	1,097	1%
Small Cap	489	616	(21)%
All Cap Select	489	427	15%
Large Cap Concentrated	82	43	91%
Micro Cap	15	—	NM
Total U.S. Equity	25,957	23,628	10%

Alternatives
Long-Short	2,080	2,028	3%
Total Alternatives	2,080	2,028	3%

Global/International Equity
International	56	19	195%
Global(a)	—	16	NM
Total Global/International Equity	56	35	60%

Fixed Income
Short Duration Securitized Bond	1,580	1,253	26%
Core Fixed Income	636	550	16%
Long Duration Treasury	41	47	(13)%
Corporate Credit(b)	—	2,140	NM
High Yield(b)	—	965	NM
Total Fixed Income	2,257	4,955	(54)%

Total-All Strategies	30,350	30,646	(1)%
(Less: Investments in affiliated funds)(c)	(28)	(64)	(56)%
Total AUM	$30,322	$30,582	(1)%
(a) The Diamond Hill Global Fund was liquidated on December 17, 2021.
(b) The High Yield-Focused Advisory Contracts were sold to Brandywine Global effective July 30, 2021.
(c) Certain of the Funds own shares of the Diamond Hill Short Duration Securitized Bond Fund. The Company reduces the total AUM by the investments held in this affiliated fund.

	Change in Assets Under Management
	For the Three Months Ended March 31,
(in millions)	2022	2021
AUM at beginning of the period	$31,028	$26,411
Net cash inflows (outflows)
proprietary funds	173	1,877
sub-advised funds	(25)	42
separately managed accounts	89	(175)
	237	1,744
Net market appreciation (depreciation) and income	(943)	2,427
Increase (decrease) during the period	(706)	4,171
AUM at end of the period	$30,322	$30,582

Average AUM during the period	$30,459	$28,163

	Net Cash Inflows Further Breakdown For the Three Months Ended March 31,
(in millions)	2022	2021
Net cash inflows
Equity	$193	$1,256
Fixed Income	44	488
	$237	$1,744
AUM decreased $0.7 billion during the three months ended March 31, 2022, due primarily to depreciation in the financial markets, which was partially offset by net inflows into our strategies during the period. With the exception of Small Cap and Mid Cap, all of our other equity strategies had positive flows during the three months ended March 31, 2022. Fixed income net inflows during the three months ended March 31, 2022, were primarily into our Core Bond strategy.
Model Delivery Programs - Assets Under Advisement
DHCM provides strategy-specific model portfolios to sponsors of model delivery programs. DHCM does not have discretionary investment authority over individual client accounts in model delivery programs, and therefore these assets are not included in the Company's AUM. Rather, we refer to these model delivery assets as assets under advisement ("AUA"). DHCM is paid for its services by the program sponsor at a pre-determined rate based on the amount of AUA in the program. Model delivery AUA was $2.1 billion as of March 31, 2022,  $2.1 billion as of December 31, 2021, and $1.4 billion as of March 31, 2021.

Consolidated Results of Operations
The following is a table and discussion of the Company's consolidated results of operations.

	Three Months Ended March 31,
(in thousands, except per share amounts and percentages)	2022	2021	% Change
Total revenue	$42,256	$39,014	8%
Net operating income	19,073	13,532	41%
Net operating income, as adjusted(a)	17,894	16,635	8%
Investment income (loss), net	(7,592)	5,663	NM
Income tax expense	3,206	4,933	(35)%
Net income attributable to common shareholders	9,130	13,709	(33)%
Earnings per share attributable to common shareholders (diluted)	$2.87	$4.34	(34)%
Operating profit margin	45%	35%
Operating profit margin, as adjusted(a)	42%	43%
(a) Net operating income, as adjusted, and operating profit margin, as adjusted, are non-GAAP performance measurements. See the "Use of Supplemental Data as Non-GAAP Performance Measure" section within this Quarterly Report on Form 10-Q.
Summary Discussion of Consolidated Results of Operations - Three Months Ended March 31, 2022, compared with Three Months Ended March 31, 2021
Revenue for the three months ended March 31, 2022, increased $3.2 million compared to the three months ended March 31, 2021, primarily due to a 8% increase in average AUM. This increase was partially offset by a decrease in the average advisory fee rate from 0.53% to 0.52% quarter-over-quarter.
Operating profit margin was 45% for the three months ended March 31, 2022, and 35% for the three months ended March 31, 2021. Operating profit margin, as adjusted, was 42% for the three months ended March 31, 2022, and 43% for the same period in 2021. Operating profit margin, as adjusted, excludes deferred compensation expense (benefit) from operating income because it is offset by an equal amount in investment income below net operating income on the income statement and thus has no effect on net income attributable to the Company. The Company believes this non-GAAP measure helps the reader to understand its core operating results and increases comparability period-to-period. See "Use of Supplemental Data as Non-GAAP Performance Measure" section within this Quarterly Report on Form 10-Q.
The Company expects that its operating margin will fluctuate from period to period based on various factors, including revenues, investment results in the strategies we manage, employee performance, staffing levels, and gains and losses on investments held in deferred compensation plans.
The Company had $7.6 million in investment losses due to market depreciation for the three months ended March 31, 2022, compared to $5.7 million in investment income due to market appreciation for the three months ended March 31, 2021.
Income tax expense decreased $1.7 million for the three months ended March 31, 2022, compared to the same period in 2021. The decrease in income tax expense was primarily due to the decrease in the Company's income before taxes as a result of the investment losses incurred during the period.
The increase in the effective tax rate from 25.7% to 27.9% period-over-period, is primarily due to the impact attributable to redeemable noncontrolling interest. The provision for income taxes includes the impact of the operations of the Consolidated Funds, which are not subject to federal income taxes. Accordingly, a portion of the Company’s earnings are not subject to corporate tax levels. Absent the impact attributable to redeemable noncontrolling interest, the estimated unconsolidated effective income tax rate would have been 26.0%
The Company generated net income attributable to common shareholders of $9.1 million ($2.87 per diluted share) for the three months ended March 31, 2022, compared with net income attributable to common shareholders of $13.7 million ($4.34 per diluted share) for the three months ended March 31, 2021. The decrease in net income period-over-period was primarily due to the impact of investment losses in the current period versus investment income in the prior period.

Revenue

	Three Months Ended March 31,
(in thousands, except percentages)	2022	2021	% Change
Investment advisory	$39,279	$36,569	7%
Mutual fund administration, net	2,977	2,445	22%
Total	$42,256	$39,014	8%
Investment Advisory Fees. Investment advisory fees for the three months ended March 31, 2022, increased $2.7 million, or 7%, compared to the three months ended March 31, 2021. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates, which vary by investment product. The increase in investment advisory fees was primarily due to an increase in average AUM of 8%. The increase was partially offset by a decrease in the average advisory fee rate from 0.53% to 0.52% period-over-period. The decrease in average advisory fee rate was driven by an increase in the mix of assets held in lower fee rate strategies during the three months ended March 31, 2022, compared to the same period in 2021.
Mutual Fund Administration Fees. Mutual fund administration fees for the three months ended March 31, 2022, increased $0.5 million, or 22%, compared to the three months ended March 31, 2021. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of the Funds' average AUM. The Fund's average AUM increased approximately 2% from the three months ended March 31, 2021, to the three months ended March 31, 2022. The increase in net revenue was due to a reduction in administration fees paid on behalf of the Funds, which was primarily due to the sale of the High Yield-Focused Advisory Contracts and closure of the related funds in the third quarter of 2021.
Expenses

	Three Months Ended March 31,
(in thousands, except percentages)	2022	2021	% Change
Compensation and related costs, excluding deferred compensation expense (benefit)	$18,647	$16,815	11%
Deferred compensation expense (benefit)	(1,179)	3,103	NM
General and administrative	3,186	2,816	13%
Sales and marketing	1,711	1,868	(8)%
Mutual fund administration	818	880	(7)%
Total	$23,183	$25,482	(9)%
Compensation and Related Costs, Excluding Deferred Compensation Expense (Benefit). Employee compensation and benefits for the three months ended March 31, 2022, increased by $1.8 million compared to the three months ended March 31, 2021. This increase was due to increases in accrued incentive compensation of $1.0 million and in restricted stock expense of $1.0 million, which were partially offset by a decrease in salary and related benefits of $0.2 million. Incentive compensation expense can fluctuate significantly period-over-period as the Company evaluates investment performance, individual performance, Company performance, and other factors.
Deferred Compensation Expense (Benefit). Deferred compensation benefit was $1.2 million for the three months ended March 31, 2022, compared to an expense of $3.1 million for the three months ended March 31, 2021, primarily due to market depreciation on our deferred compensation plan investments period over period.
The gain (loss) on deferred compensation plan investments increases (decreases) deferred compensation expense (benefit) and is included in operating income. Deferred compensation expense (benefit) is offset by an equal amount in investment income below net operating income on the consolidated statements of income, and thus, has no impact on net income attributable to the Company.
General and Administrative. General and administrative expense for the three months ended March 31, 2022, increased by $0.4 million, or 13%, compared to the three months ended March 31, 2021. This increase was primarily due to a increases of $0.2 million in depreciation expense related to our customer relationship management software, $0.1 million in other software expense, and $0.1 million in corporate insurance.

Sales and Marketing. Sales and marketing expense for the three months ended March 31, 2022, decreased by $0.2 million, or 8%, compared to the three months ended March 31, 2021. The decrease was primarily due to decreased payments made to third-party intermediaries related to the sale of our Funds on their platforms.
Mutual Fund Administration. Mutual fund administration expenses for the three months ended March 31, 2022, decreased by $0.1 million, or 7%, compared to the three months ended March 31, 2021. Mutual fund administration expenses consist of both variable and fixed expenses. The decrease was primarily due to a decrease in various administrative expenses from the sale of the High Yield-Focused Advisory Contracts and closure of the related funds in the third quarter of 2021.
Liquidity and Capital Resources
Sources of Liquidity
The Company's current financial condition is liquid, with a significant amount of its assets comprised of cash and cash equivalents, investments, accounts receivable, and other current assets. The Company's main source of liquidity is cash flows from operating activities, which are generated from investment advisory and mutual fund administration fees. Cash and cash equivalents, investments held directly by DHCM, accounts receivable, and other current assets represented $188.3 million and $214.7 million of total assets as of March 31, 2022, and December 31, 2021, respectively. The Company believes that these sources of liquidity, as well as its continuing cash flows from operating activities, will be sufficient to meet its current and future operating needs.
Uses of Liquidity
The Company anticipates that its main uses of cash will be for operating expenses and seed capital to fund new and existing investment strategies. The Board and management regularly review various factors to determine whether the Company has capital in excess of that required for its business, and the appropriate uses of any such excess capital including share repurchases and dividends.

Share Repurchases

The Company repurchased 50,104 of its common shares during the three months ended March 31, 2022, for a total of $9.3 million. As of March 31, 2022, $44.8 million remains available for repurchases under the Company's current share repurchase program.

Dividends
Subject to Board approval and compliance with applicable law, the Company expects to pay a regular quarterly dividend of $1.50 per share. In addition to the regular quarterly dividends, the Board will decide whether to approve and pay a special dividend in the fourth quarter of each fiscal year. Although the Company currently expects to pay regular quarterly dividends, depending on various circumstances and the Board's judgment, the Company may not pay such dividends as described. A summary of cash dividends paid during the three months ended March 31, 2022 is presented below:

Dividend	Declaration Date	Date Paid	Dividend Amount (in millions)
First quarter - $1.50 per share	February 25, 2022	March 18, 2022	$4.8
On April 26, 2022, the Board approved a regular quarterly dividend for the second quarter of 2022 of $1.50 per share. The regular dividend will be paid on June 17, 2022, to shareholders of record as of June 2, 2022. This dividend is expected to reduce shareholders' equity by approximately $4.8 million.

Working Capital
As of March 31, 2022, the Company had working capital of approximately $166.2 million, compared to $168.5 million as of December 31, 2021. Working capital includes cash and cash equivalents, accounts receivable, investments, and other current assets of DHCM, net of accounts payable and accrued expenses, accrued incentive compensation, deferred compensation and other current liabilities of DHCM.
Below is a summary of investments as of March 31, 2022 and December 31, 2021.

	As of
	March 31, 2022	December 31, 2021
Corporate Investments:
Diamond Hill Core Bond Fund	$44,478,411	$46,755,404
Diamond Hill International Fund	39,862,331	41,673,154
Diamond Hill Large Cap Concentrated Fund	11,489,086	12,098,049
Diamond Hill Micro Cap Fund, LP	9,728,578	10,703,473
Total Corporate Investments	105,558,406	111,230,080
Deferred Compensation Plan Investments in the Funds	33,968,699	37,348,294
Total investments held by DHCM	139,527,105	148,578,374
Redeemable noncontrolling interest in Consolidated Funds	22,403,063	18,077,627
Total investments	$161,930,168	$166,656,001
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
For the three months ended March 31, 2022, net cash used in operating activities totaled $13.7 million. Cash outflows from operating activities were primarily driven by a $27.3 million decrease in the incentive compensation accrual due to the annual incentive compensation payment made in the first quarter of 2022, net change in securities held by the Consolidated Funds of $5.1 million, and the cash impact of timing differences in the settlement of other assets and liabilities of $0.3 million. These outflows were partially offset by net income of $8.3 million, and the add backs of net investment losses of $8.0 million, share-based compensation of $2.3 million, and depreciation of $0.4 million. Absent the cash used in operations by the Consolidated Funds, cash flows used for operations were $9.9 million.
For the three months ended March 31, 2021, net cash used in operating activities totaled $15.7 million. Cash outflows from operating activities were primarily driven by a $19.6 million decrease in the incentive compensation accrual due to the annual incentive compensation payment made in the first quarter of 2021, net change in securities held by the Consolidated Funds of $11.5 million, and the cash impact of timing differences in the settlement of assets and liabilities of $0.6 million. These outflows were partially offset by net income of $14.3 million, and the add backs of share-based compensation of $1.5 million and depreciation of $0.2 million. Absent the cash used in operations by the Consolidated Funds, cash flows used for operations were $5.5 million.

Cash Flows from Investing Activities
The Company’s cash flows from investing activities consist primarily of capital expenditures and purchases and redemptions in our investment portfolio.
Cash flows provided by investing activities totaled $1.8 million for the three months ended March 31, 2022. Cash flows provided by investing activities were primarily driven by proceeds from the sale of Company sponsored investments totaling $3.5 million, which were partially offset by purchases of Company sponsored investments of $1.7 million.

Cash flows provided by investing activities totaled $1.6 million for the three months ended March 31, 2021. Cash flows provided by investing activities were primarily driven by proceeds from the sale of Company sponsored investments totaling $3.9 million, which were partially offset by purchases of Company sponsored investments of $1.9 million and property and equipment purchases (primarily capitalized software) of $0.4 million.

Cash Flows from Financing Activities
The Company’s cash flows from financing activities consist primarily of the repurchase of its common stock, shares withheld related to employee tax withholding, dividends paid on its common stock, proceeds received under the ESPP, and distributions to, or contributions from, redeemable noncontrolling interest holders.
For the three months ended March 31, 2022, net cash used in financing activities totaled $9.9 million, consisting of cash outlfows for repurchases of the Company’s common stock of $9.3 million and the payment of quarterly dividends totaling $4.8 million. These cash outflows were partially offset by net subscriptions received in the Consolidated Funds from redeemable noncontrolling interest holders of $3.8 million and proceeds received under the ESPP of $0.4 million.
For the three months ended March 31, 2021, net cash used in financing activities totaled $4.2 million, consisting of cash outflows for the payment of quarterly dividends totaling $3.1 million, repurchases of the Company’s common stock of $1.9 million, and the value of shares withheld related to employee tax withholding of $0.3 million. These cash outflows were partially offset by net subscriptions received in the Consolidated Funds from redeemable noncontrolling interest holders of $0.7 million, and proceeds received under our ESPP of $0.3 million.
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
The following table summarizes the condensed cash flows for the three months ended March 31, 2022, that are attributable to the Company and to the Consolidated Funds, and the related eliminations required in preparing the consolidated statements.

	Three Months Ended March 31, 2022
	Cash flow attributable to Diamond Hill Investment Group, Inc.	Cash flow attributable to Consolidated Funds	Eliminations	As reported on the Consolidated Statement of Cash Flows
Cash flows from operating activities:
Net income	$9,129,952	$(3,363,869)	$2,508,933	$8,275,016
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	362,902	—	—	362,902
Share-based compensation	2,333,530	—	—	2,333,530
Net (gains)/losses on investments	7,143,606	3,363,862	(2,508,933)	7,998,535
Net change in securities held by Consolidated Funds	—	(5,129,789)	—	(5,129,789)
Other changes in assets and liabilities	(28,861,616)	1,343,252	—	(27,518,364)
Net cash used in operating activities	(9,891,626)	(3,786,544)	—	(13,678,170)
Net cash (used in) provided by investing activities	1,884,750	—	(50,576)	1,834,174
Net cash (used in) provided by financing activities	(13,764,235)	$3,786,544	$50,576	(9,927,115)
Net change during the period	(21,771,111)	—	—	(21,771,111)
Cash and cash equivalents at beginning of period	80,550,393	—	—	80,550,393
Cash and cash equivalents at end of period	$58,779,282	—	—	$58,779,282

Use of Supplemental Data as Non-GAAP Performance Measure
As supplemental information, the Company is providing performance measures that are based on methodologies other than GAAP (“non-GAAP”). The Company believes that the non-GAAP measures below are useful measures of its core business activities, are important metrics in estimating the value of an asset management business, and may enable more appropriate comparisons to its peers. These non-GAAP measures should not be used as a substitute for financial measures calculated in accordance with GAAP and may be calculated differently by other companies. The following schedule reconciles GAAP measures to non-GAAP measures for the three months ended March 31, 2022 and 2021, respectively.

	Three Months Ended March 31,
(in thousands, except percentages and per share data)	2022	2021
Total revenue	$42,256	$39,014

Net operating income, GAAP basis	$19,073	$13,532
Non-GAAP adjustment:
Gains (losses) on deferred compensation plan investments, net(1)	(1,179)	3,103
Net operating income, as adjusted, non-GAAP basis(2)	17,894	16,635
Non-GAAP adjustment:
Tax provision on net operating income, as adjusted, non-GAAP basis(3)	(4,650)	(4,402)
Net operating income, as adjusted, after tax, non-GAAP basis(4)	$13,244	$12,233

Net operating income, as adjusted after tax per diluted share, non-GAAP basis(5)	$4.16	$3.87
Diluted weighted average shares outstanding, GAAP basis	3,186	3,157

Operating profit margin, GAAP basis	45%	35%
Operating profit margin, as adjusted, non-GAAP basis(6)	42%	43%
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
Critical Accounting Policies and Estimates
For a summary of the critical accounting policies important to understanding the condensed consolidated financial statements, please see Note 2, Significant Accounting Policies, in the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, and Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 2, Significant Accounting Policies, in the 2021 Form 10-K.

ITEM 3:	Quantitative and Qualitative Disclosures About Market Risk
For information regarding the Company’s exposure to certain market risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the 2021 Form 10-K. Except as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations, there have been no significant changes in the Company’s market risk exposures since our December 31, 2021 year end.

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
There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. The Company continues to monitor and assess the impact, if any, that the COVID-19 pandemic and the related economic impacts could have on the design and operating effectiveness of our internal controls.

PART II:	OTHER INFORMATION

ITEM 1:	Legal Proceedings
From time to time, the Company is party to ordinary, routine litigation that is incidental to its business. There are currently no such matters pending that the Company believes could have a material adverse effect on its consolidated financial statements.

ITEM 1A:	Risk Factors
There have been no material changes to the Company's risk factors from the information disclosed in Item 1A of the 2021 Form 10-K.

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended March 31, 2022, we did not sell any shares of our common stock that were not registered under the Securities Act. The following table sets forth information regarding repurchases of our common stock during the quarter ended March 31, 2022:

Period	Total Number of Shares Purchased as part of Publicly Announced Programs(a)	Average Price Paid Per Share Purchased Under the Programs	Purchase Price of Shares Purchased Under the Programs	Aggregate Purchase Price Yet Be Purchased Under the Programs(a)
January 1, 2022 through January 31, 2022	9,020	$180.97	$1,632,587	$25,922,774
February 1, 2022 through February 28, 2022	13,777	179.23	2,469,295	50,000,000
March 1, 2022 through March 31, 2022	27,307	191.01	5,215,779	44,784,221
Total	50,104	$185.94	$9,317,661	$44,784,221

(a)On February 27, 2020, the Board approved the 2020 Repurchase Program, authorizing management to repurchase up to $50.0 million of our common shares in the open market and in private transactions in accordance with applicable securities laws. The 2020 Repurchase Program expired in February 2022. On February 25, 2022, the Board approved the 2022 Repurchase Program, authorizing management to repurchase up to $50.0 million of Company common shares in the open market and in private transactions in accordance with applicable securities laws. The 2022 Repurchase Program will expire in February 2024, or upon the earlier completion of all authorized purchases under such program.
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
Through March 31, 2022, the Company has repurchased 27,307 shares of the Company's common stock under the 2022 Repurchase Program at a total cost of $5.2 million.

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
DIAMOND HILL INVESTMENT GROUP, INC.

Date	Title	Signature

April 26, 2022	Chief Executive Officer and President	/s/ Heather E. Brilliant
Heather E. Brilliant

April 26, 2022	Chief Financial Officer and Treasurer	/s/ Thomas E. Line
Thomas E. Line