Form 10-Q
period 2022-06-30
DIAMOND HILL INVESTMENT GROUP INC
filed 2022-07-28
CIK 909108

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes:  ☐    No:  ☒

The number of shares outstanding of the issuer’s common stock as of July 28, 2022 is 3,098,867 shares.

DIAMOND HILL INVESTMENT GROUP, INC.

PART I:	FINANCIAL INFORMATION

ITEM 1:	Consolidated Financial Statements
Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	6/30/2022	12/31/2021
	(Unaudited)
ASSETS
Cash and cash equivalents	$58,502,482	$80,550,393
Investments	150,663,308	166,656,001
Accounts receivable	19,207,451	20,443,562
Prepaid expenses	3,103,059	2,555,296
Income taxes receivable	2,206,085	—
Property and equipment, net of accumulated depreciation	5,171,443	6,100,599
Deferred taxes	13,327,856	9,847,552
Total assets	$252,181,684	$286,153,403
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$12,630,728	$8,588,713
Accrued incentive compensation	16,851,674	37,235,418
Income taxes payable	—	801,740
Deferred compensation	29,278,306	37,348,294
Total liabilities	58,760,708	83,974,165
Redeemable noncontrolling interest	22,300,189	17,756,336
Permanent Shareholders’ equity
Common stock, no par value: 7,000,000 shares authorized; 3,122,317 issued and outstanding at June 30, 2022 (inclusive of 247,416 unvested shares); 3,171,536 issued and outstanding at December 31, 2021 (inclusive of 201,170 unvested shares)	71,099,716	80,434,049
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred equity compensation	(23,250,408)	(15,268,705)
Retained earnings	123,271,479	119,257,558
Total permanent shareholders’ equity	171,120,787	184,422,902
Total liabilities and shareholders’ equity	$252,181,684	$286,153,403

Book value per share	$54.81	$58.15
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REVENUES:
Investment advisory	$36,408,165	$41,716,427	$75,687,051	$78,285,530
Mutual fund administration, net	2,612,949	3,353,226	5,590,449	5,798,556
Total revenue	39,021,114	45,069,653	81,277,500	84,084,086
OPERATING EXPENSES:
Compensation and related costs, excluding deferred compensation expense (benefit)	17,222,243	18,940,034	35,869,137	35,754,975
Deferred compensation expense (benefit)	(4,690,393)	1,511,254	(5,868,949)	4,614,200
General and administrative	3,513,325	3,870,965	6,699,296	6,686,643
Sales and marketing	1,886,903	2,036,856	3,598,063	3,904,882
Mutual fund administration	837,524	943,669	1,655,402	1,824,390
Total operating expenses	18,769,602	27,302,778	41,952,949	52,785,090
NET OPERATING INCOME	20,251,512	17,766,875	39,324,551	31,298,996
Investment income (loss), net	(17,677,873)	5,877,086	(25,270,130)	11,540,540
NET INCOME BEFORE TAXES	2,573,639	23,643,961	14,054,421	42,839,536
Income tax expense	(1,357,875)	(6,017,423)	(4,563,641)	(10,950,385)
NET INCOME	1,215,764	17,626,538	9,490,780	31,889,151
Net loss (income) attributable to redeemable noncontrolling interest	3,197,122	(761,708)	4,052,058	(1,315,810)
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$4,412,886	$16,864,830	$13,542,838	$30,573,341
Earnings per share attributable to common shareholders
Basic	$1.40	$5.28	$4.27	$9.62
Diluted	$1.40	$5.28	$4.27	$9.62
Weighted average shares outstanding
Basic	3,153,084	3,196,501	3,169,416	3,176,744
Diluted	3,153,084	3,196,501	3,169,416	3,176,744
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest (unaudited)

	Three Months Ended June 30, 2022
	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at March 31, 2022	3,191,487	$83,517,125	$(24,476,298)	$123,569,192	$182,610,019	$20,738,520
Issuance of restricted stock grants	9,574	1,665,535	(1,665,535)	—	—	—
Amortization of restricted stock grants	—	—	2,891,425	—	2,891,425	—
Issuance of common stock related to 401(k) plan match	103	18,064	—	—	18,064	—
Issuance of common stock related to employee stock purchase plan	357	61,989	—	—	61,989	—
Shares withheld related to employee tax withholding	(9,511)	(1,781,410)	—	—	(1,781,410)	—
Repurchase of common stock	(69,693)	(12,381,587)	—	—	(12,381,587)	—
Cash dividends paid	—	—	—	(4,710,599)	(4,710,599)	—
Net income (loss)	—	—	—	4,412,886	4,412,886	(3,197,122)
Net subscriptions of Consolidated Funds	—	—	—	—	—	4,758,791
Balance at June 30, 2022	3,122,317	$71,099,716	$(23,250,408)	$123,271,479	$171,120,787	$22,300,189

	Three Months Ended June 30, 2021
	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at March 31, 2021	3,197,634	$85,303,452	$(19,440,920)	$128,578,546	$194,441,078	$10,665,146
Issuance of restricted stock grants	15,343	2,551,601	(2,551,601)	—	—	—
Amortization of restricted stock grants	—	—	1,711,863	—	1,711,863	—
Issuance of common stock related to 401(k) plan match	142	24,000	—	—	24,000	—
Issuance of common stock related to employee stock purchase plan	3,083	525,374	—	—	525,374	—
Shares withheld related to employee tax withholding	(2,753)	(429,495)	—	—	(429,495)	—
Forfeiture of restricted stock grants	(5,197)	(1,050,833)	1,050,833	—	—	—
Repurchase of common stock	(230)	(35,505)	—	—	(35,505)	—
Cash dividends paid	—	—	—	(3,195,610)	(3,195,610)	—
Net income	—	—	—	16,864,830	16,864,830	761,708
Net subscriptions of Consolidated Funds	—	—	—	—	—	2,793,002
Balance at June 30, 2021	3,208,022	$86,888,594	$(19,229,825)	$142,247,766	$209,906,535	$14,219,856
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest (unaudited)

	Six Months Ended June 30, 2022
	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at December 31, 2021	3,171,536	$80,434,049	$(15,268,705)	$119,257,558	$184,422,902	$17,756,336
Issuance of restricted stock grants	75,764	13,366,316	(13,366,316)	—	—	—
Amortization of restricted stock grants	—	—	5,140,104	—	5,140,104	—
Common stock issued as incentive compensation	2,743	487,870	—	—	487,870	—
Issuance of common stock related to 401k plan match	211	37,313	—	—	37,313	—
Issuance of common stock related to employee stock purchase plan	2,692	499,335	—	—	499,335	—
Shares withheld related to employee tax withholding	(9,511)	(1,781,410)	—	—	(1,781,410)	—
Forfeiture of restricted stock grants	(1,321)	(244,509)	244,509	—	—	—
Repurchase of common stock	(119,797)	(21,699,248)	—	—	(21,699,248)	—
Cash dividends paid	—	—	—	(9,528,917)	(9,528,917)	—
Net income (loss)	—	—	—	13,542,838	13,542,838	(4,052,058)
Net subscriptions of Consolidated Funds	—	—	—	—	—	8,595,911
Balance at June 30, 2022	3,122,317	$71,099,716	$(23,250,408)	$123,271,479	$171,120,787	$22,300,189

	Six Months Ended June 30, 2021
	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at December 31, 2020	3,168,823	$80,810,946	$(14,748,118)	$118,017,925	$184,080,753	$9,372,333
Issuance of restricted stock grants	67,777	10,712,315	(10,712,315)	—	—	—
Amortization of restricted stock grants	—	—	3,108,995	—	3,108,995	—
Common stock issued as incentive compensation	3,681	529,806	—	—	529,806	—
Issuance of common stock related to 401k plan match	296	48,000	—	—	48,000	—
Issuance of common stock related to employee stock purchase plan	3,083	525,374	—	—	525,374	—
Shares withheld related to employee tax withholding	(4,482)	(687,583)	—	—	(687,583)	—
Forfeiture of restricted stock grants	(18,397)	(3,121,613)	3,121,613	—	—	—
Repurchase of common stock	(12,759)	(1,928,651)	—	—	(1,928,651)	—
Cash dividend paid	—	—	—	(6,343,500)	(6,343,500)	—
Net income	—	—	—	30,573,341	30,573,341	1,315,810
Net subscriptions of Consolidated Funds	—	—	—	—	—	3,531,713
Balance at June 30, 2021	3,208,022	$86,888,594	$(19,229,825)	$142,247,766	$209,906,535	$14,219,856
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,490,780	$31,889,151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	715,629	577,706
Share-based compensation	5,252,317	3,268,734
Decrease (increase) in accounts receivable	1,236,111	(4,889,865)
Change in current income taxes	(3,007,825)	460,963
Change in deferred income taxes	(3,480,304)	1,365,779
Net losses (gains) on investments	26,202,205	(10,647,261)
Net change in securities held by Consolidated Funds	(11,708,223)	(14,055,138)
Decrease in accrued incentive compensation	(19,895,874)	(9,671,157)
Increase (decrease) in deferred compensation	(8,069,988)	1,638,388
Other changes in assets and liabilities	3,730,692	2,889,156
Net cash provided by operating activities	465,520	2,826,456
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(22,913)	(662,714)
Purchase of Company sponsored investments	(2,980,351)	(12,433,151)
Proceeds from sale of Company sponsored investments	4,479,062	4,566,647
Net cash provided by (used in) investing activities	1,475,798	(8,529,218)
CASH FLOWS FROM FINANCING ACTIVITIES:
Value of shares withheld related to employee tax withholding	(1,781,410)	(687,583)
Payment of dividends	(9,528,917)	(6,343,500)
Net subscriptions received from redeemable noncontrolling interest holders	8,595,911	3,531,713
Repurchases of common stock	(21,699,248)	(1,928,651)
Proceeds received under employee stock purchase plan	424,435	413,635
Net cash used in financing activities	(23,989,229)	(5,014,386)
CASH AND CASH EQUIVALENTS
Net change during the period	(22,047,911)	(10,717,148)
At beginning of period	80,550,393	98,478,202
At end of period	$58,502,482	$87,761,054
Supplemental cash flow information:
Income taxes paid	$11,051,770	$9,123,643
Supplemental disclosure of non-cash transactions:
Common stock issued as incentive compensation	$487,870	529,806
Charitable donation of corporate investments	—	$366,555

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
Note 2 Significant Accounting Policies
Basis of Presentation
The accompanying unaudited, condensed, and consolidated financial statements for Diamond Hill Investment Group, Inc. and its subsidiaries (referred to in these notes to the condensed consolidated financial statements as "the Company," "we," "us," and "our") as of June 30, 2022 and December 31, 2021, and for the three- and six-month periods ended June 30, 2022 and 2021, have been prepared in accordance with United States generally accepted accounting principles ("GAAP"), the instructions to Form 10-Q, and Article 10 of Securities and Exchange Commission (the "SEC") Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of Company management ("management"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the financial condition and results of operations as of the dates, and for the interim periods, presented, have been included. These unaudited, condensed, and consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements of the Company included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "2021 Form 10-K"), as filed with the SEC.
Operating results for the three- and six-month periods ended June 30, 2022, are not necessarily indicative of the results the Company may expect for the full fiscal year ending December 31, 2022.
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
The Company holds certain investments in the Funds and DHMF for general corporate investment purposes, to provide seed capital for newly formed strategies, or to add capital to existing strategies. The Funds are organized in a series fund structure in which there are multiple mutual funds within one trust (the "Trust"). The Trust is an open-end investment company registered under the Investment Company Act of 1940, as amended (the "1940 Act"). Each individual Fund represents a separate share class of a legal entity organized under the Trust. DHMF is organized as a Delaware limited partnership and is exempt from registration under the 1940 Act.

The Company performs its consolidation analysis at the individual Fund level and has concluded that the Funds are voting rights entities (“VREs”) because the structure of the Funds is such that the shareholders are deemed to have the power through voting rights to direct the activities that most significantly impact each Fund’s economic performance. To the extent material, these Funds are consolidated if Company ownership, directly or indirectly, represents a majority interest (greater than 50%). The Company records redeemable noncontrolling interests in consolidated investments for which the Company's ownership is less than 100%. As of June 30, 2022, the Company has consolidated the Diamond Hill International Fund and the Diamond Hill Large Cap Concentrated Fund (together, the "Consolidated Funds").
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
Segment Information
Management has determined that the Company operates in a single business segment, which is providing investment advisory and related services to clients through pooled investment vehicles, including the Funds and DHMF, separately managed accounts, and model delivery programs. Therefore, the Company does not present disclosures relating to operating segments in annual or interim financial statements.
Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and money market mutual funds held by DHCM.
Accounts Receivable
The Company records accounts receivable when they are due and presents them on the balance sheet net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of the individual or entity that owes the receivable. No allowance for doubtful accounts was deemed necessary at either June 30, 2022, or December 31, 2021. Accounts receivable from the Funds were $10.0 million as of June 30, 2022, and $11.8 million as of December 31, 2021.
Investments
Management determines the appropriate classification of its investments at the time of purchase and re-evaluates its determination for each reporting period.

Company sponsored investments, where the Company has neither the control nor the ability to exercise significant influence, as well as securities held in the Consolidated Funds are measured at fair value based on quoted market prices. Unrealized gains and losses are recorded as investment income (loss) in the Company's consolidated statements of income.
Investments classified as equity method investments represent investments in which the Company owns 20% to 50% of the outstanding voting interests in the entity or where it is determined that the Company is able to exercise significant influence but not control over the investments. When using the equity method, the Company recognizes its respective share of the investee's net income or loss for the period, which is recorded as investment income in the Company's consolidated statements of income.
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
Revenue earned during the three months ended June 30, 2022 and 2021 under contracts with clients include:

	Three Months Ended June 30, 2022
	Investment advisory	Mutual fund administration, net	Total revenue
Proprietary funds	$25,447,122	$2,612,949	$28,060,071
Separately managed accounts	6,570,811	—	6,570,811
Sub-Advised funds	2,879,987	—	2,879,987
Model delivery	1,510,245	—	1,510,245
	$36,408,165	$2,612,949	$39,021,114

	Three Months Ended June 30, 2021
	Investment advisory	Mutual fund administration, net	Total revenue
Proprietary funds	$30,452,474	$3,353,226	$33,805,700
Separately managed accounts	7,045,816	—	7,045,816
Sub-Advised funds	2,959,663	—	2,959,663
Model delivery	1,258,474	—	1,258,474
	$41,716,427	$3,353,226	$45,069,653

Revenue earned during the six months ended June 30, 2022 and 2021 under contracts with clients include:

	Six Months Ended June 30, 2022
	Investment advisory	Mutual fund administration, net	Total revenue
Proprietary funds	$52,702,050	$5,590,449	$58,292,499
Separately managed accounts	13,763,101	—	13,763,101
Sub-Advised funds	5,994,491	—	5,994,491
Model delivery	3,227,409	—	3,227,409
	$75,687,051	$5,590,449	$81,277,500

	Six Months Ended June 30, 2021
	Investment advisory	Mutual fund administration, net	Total revenue
Proprietary funds	$56,963,175	$5,798,556	$62,761,731
Separately managed accounts	13,519,085	—	13,519,085
Sub-Advised funds	5,638,073	—	5,638,073
Model delivery	2,165,197	—	2,165,197
	$78,285,530	$5,798,556	$84,084,086

Revenue Recognition – Investment Advisory Fees
DHCM's investment advisory contracts with clients have a single performance obligation because the contracted services are not separately identifiable from other obligations in the contracts, and therefore, are not distinct. All obligations to provide investment advisory services are satisfied over time by DHCM.
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
Revenue Recognition – Performance-Based Fees
DHCM manages certain client accounts that pay performance-based fees. These fees are calculated based on client investment results over rolling five-year periods. The Company records performance-based fees when it is probable that a significant reversal of the revenue will not occur. The Company did not record any performance-based fees during the three- and six-month periods ended June 30, 2022 or June 30, 2021. The table below shows AUM subject to performance-based fees and the amount of performance-based fees that would be recognized based upon investment results as of June 30, 2022:

	As of June 30, 2022
	AUM subject to performance-based fees	Unearned performance-based fees
Contractual Measurement Period Ending:
Quarter Ending September 30, 2022	$433,111,355	$1,148,698
Total	$433,111,355	$1,148,698
The contractual end dates highlight the time remaining until the performance-based fees are scheduled to be earned. The amount of performance-based fees that would be recognized based upon investments results as of June 30, 2022 will increase or decrease based on future client investment results through the end of the contractual period.

Revenue Recognition – Mutual Fund Administration
DHCM has an administrative and transfer agency services agreement with the Funds under which DHCM performs certain services for each Fund. These services include performance obligations, such as mutual fund administration, fund accounting, transfer agency, and other related functions. These services are performed concurrently under DHCM's agreement with the Funds, all performance obligations to provide these administrative services are satisfied over time, and the Company recognizes the related revenue as time progresses. Each Fund pays DHCM a fee for performing these services, which is calculated using an annual rate multiplied by the average daily net assets of each respective Fund share class. These fees are thereby constrained and represent variable consideration, and are excluded from revenue until the AUM on which DHCM bills the Funds is no longer subject to market fluctuations.
The Funds have selected and contractually engaged certain vendors to fulfill various services to benefit the Funds’ shareholders or to satisfy regulatory requirements of the Funds. These services include, among others, required shareholder mailings, federal and state registrations, and legal and audit services. In fulfilling a portion of its role under the administrative and transfer agency services agreement with the Funds, DHCM acts as agent and pays for these services on behalf of the Funds. Each vendor is independently responsible for fulfillment of the services it has been engaged to provide and negotiates its fees and terms directly with the Funds' management and board of trustees. Each year, the Funds' board of trustees reviews the fee that each Fund pays to DHCM, and specifically considers the contractual expenses that DHCM pays on behalf of the Funds. As a result, DHCM is not involved in the delivery or pricing of these services, and bears no risk related to these services. Revenue has been recorded net of these Fund-related expenses.
Mutual fund administration gross and net revenue are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Mutual fund administration:
Administration revenue, gross	$6,481,081	$8,103,606	$13,421,253	$15,030,019
Fund related expense	(3,868,132)	(4,750,380)	(7,830,804)	(9,231,463)
Mutual fund administration revenue, net	$2,612,949	$3,353,226	$5,590,449	$5,798,556
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
Recently Adopted Accounting Guidance
The Company did not adopt any new accounting guidance during the three months ended June 30, 2022, that had a material effect on its financial position or results of operations.

Newly Issued But Not Yet Adopted Accounting Guidance

The Company has considered all newly issued accounting guidance that is applicable to its operations and the preparation of its consolidated statements, including guidance it has not yet adopted. The Company does not believe that any such guidance had, or will have, a material effect on its financial position or results of operations.

Note 3 Investments
The following table summarizes the carrying value of the Company's investments as of June 30, 2022, and December 31, 2021:

	As of
	June 30, 2022	December 31, 2021
Fair value investments:
Securities held in Consolidated Funds(a)	$72,048,205	$73,855,204
Company sponsored investments	67,374,521	79,173,437
Company sponsored equity method investments	11,240,582	13,627,360
Total Investments	$150,663,308	$166,656,001
(a) Of the securities held in the Consolidated Funds as of June 30, 2022, the Company directly held $46.2 million and noncontrolling shareholders held $25.8 million. Of the securities held in the Consolidated Funds as of December 31, 2021, the Company directly held $55.8 million and noncontrolling shareholders held $18.1 million.
The components of net investment income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Realized gains (losses)	$(1,713,218)	$1,535,575	$(269,471)	$4,059,080
Change in unrealized	(16,769,567)	3,756,121	(26,520,423)	6,261,465
Dividends	863,575	604,921	1,631,460	1,269,930
Other	(58,663)	(19,531)	(111,696)	(49,935)
Investment income (loss), net	$(17,677,873)	$5,877,086	$(25,270,130)	$11,540,540
Company Sponsored Equity Method Investments
As of and during the three- and six-month periods ended June 30, 2022, the Company's only equity method investment was DHMF, which commenced operations on June 1, 2021. The Company's ownership percentage in DHMF was 85% as of June 30, 2022, and includes $2.9 million of deferred compensation plan investments.
The following table includes the condensed summary financial information from the Company's equity method investments as of and for the three- and six-month periods ended June 30, 2022:

		As of
		June 30, 2022
Total assets		$13,207,500
Total liabilities		21,075
Net assets		13,186,425
DHCM's portion of net assets		$11,240,582

	For the Three Months Ended	For the Six Months Ended
	June 30, 2022	June 30, 2022
Investment income	$38,092	$75,935
Expenses	17,482	35,149
Net realized losses	—	(19,569)
Change in unrealized	(2,241,515)	(3,698,181)
Net loss	(2,220,905)	(3,676,964)
DHCM's portion of net loss	$(1,882,402)	$(3,134,123)

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
The following table summarizes investments that are recognized in the Company's consolidated balance sheet using fair value measurements (excluding investments classified as equity method investments) determined based upon the differing levels as of June 30, 2022:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$54,633,050	—	—	$54,633,050
Fair value investments:
Securities held in Consolidated Funds(a)	$39,972,007	$32,076,198	—	$72,048,205
Company-sponsored investments	$67,374,521	—	—	$67,374,521
(a) Of the securities held in the Consolidated Funds as of June 30, 2022, the Company directly held $46.2 million and noncontrolling shareholders held $25.8 million.
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
The Company did not borrow under the Credit Agreement during the six months ended June 30, 2022, and no borrowings were outstanding as of June 30, 2022.
Note 6 Compensation Plans
Share-Based Payment Transactions
At the Company's annual shareholder meeting on April 27, 2022, shareholders approved the Diamond Hill Investment Group, Inc. 2022 Equity and Cash Incentive Plan (the "2022 Plan"). The 2022 Plan authorizes the issuance of 300,000 common shares of Company stock in various forms of equity awards. Previously, the Company issued equity awards under the Diamond Hill Investment Group, Inc. 2014 Equity and Cash Incentive Plan (the "2014 Plan"). With the approval of the 2022 Plan, there are no longer any common shares available for issuance under the 2014 Plan, although grants previously made under the 2014 Plan remain issued and outstanding.

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
Restricted stock grants are valued based upon the fair market value of the common shares on the applicable grant date. The restricted stock grants are recorded as deferred compensation in the equity section of the balance sheet on the grant date and then recognized as compensation expense on a straight-line basis over the vesting period of the respective grant. The Company's policy is to adjust compensation expense for forfeitures as they occur.
The following table represents a roll-forward of outstanding restricted stock and related activity for the six months ended June 30, 2022:

	Shares	Weighted-Average Grant Date Price per Share
Outstanding restricted stock as of December 31, 2021	201,170	$165.61
Grants issued	75,764	176.42
Grants vested	(28,197)	163.78
Grants forfeited	(1,321)	185.09
Total outstanding restricted stock as of June 30, 2022	247,416	$169.02
As of June 30, 2022, 293,058 common shares remained available for grants under the 2022 Plan.
Total deferred equity compensation related to unvested restricted stock was $23.3 million as of June 30, 2022. The recognition of compensation expense related to deferred compensation over the remaining vesting periods is as follows:

Six Months Remaining In
2022	2023	2024	2025	2026	Thereafter	Total
$5,697,960	$9,574,330	$5,976,136	$1,551,965	$328,299	$121,718	$23,250,408
Employee Stock Purchase Plan
Under the Diamond Hill Investment Group, Inc. Employee Stock Purchase Plan (the "ESPP"), eligible employees may purchase shares of the Company's common stock at 85% of the fair market value on the last day of each offering period. Each offering period is approximately three months, which coincides with the Company's fiscal quarters. During the six-month period ended June 30, 2022, ESPP participants purchased 2,692 shares of common stock for $0.4 million, and the Company recorded $0.1 million of share-based payment expense related to these purchases. During the six-month period ended June 30, 2021, ESPP participants purchased 3,083 shares of common stock for $0.4 million and the Company recorded $0.1 million of share-based payment expense related to these purchases.
Stock Grant Transactions
The following table represents common shares issued as part of the Company's incentive compensation program during the six-month periods ended June 30, 2022, and 2021:

	Shares Issued	Grant Date Value
June 30, 2022	2,743	$487,870
June 30, 2021	3,681	$529,806

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
Deferred Compensation Plans
The Company offers two deferred compensation plans: the Diamond Hill Fixed Term Deferred Compensation Plan and the Diamond Hill Variable Term Deferred Compensation Plan (together, the “Plans”). Under the Plans, participants may elect to voluntarily defer, for a minimum of five years, certain incentive compensation that the Company then contributes into the Plans. Participants are responsible for designating investment options for the assets they contribute, and the distribution paid to each participant reflects any gains or losses on the assets realized in connection with the Plans. Assets held in the Plans are included in the Company’s investment portfolio, and the associated obligation to participants is included in deferred compensation liability. Deferred compensation liability was $29.3 million and $37.3 million as of June 30, 2022 and December 31, 2021, respectively.
Note 7 Operating Lease
The Company currently leases office space of approximately 37,829 square feet at a single location.
As of June 30, 2022, the carrying value of this right-of-use asset, which is included in property and equipment, was approximately $1.4 million net of deferred rent on the consolidated balance sheets. As of June 30, 2022, the carrying value of the lease liability was approximately $1.7 million, which is included in accounts payable and accrued expenses on the consolidated balance sheets.
The following table summarizes the total lease and operating expenses for the three- and six-month periods ended June 30, 2022 and 2021:

	June 30, 2022	June 30, 2021
Three Months Ended	$238,601	$241,190
Six Months Ended	$443,554	$450,232
The approximate future minimum lease payments under the operating lease are as follows:

Future Minimum Lease Payments
Six Months Remaining In
2022	2023	2024	2025	2026	Total
$312,089	$624,179	$624,179	$156,045	$—	$1,716,492

Note 8 Income Taxes
The Company has determined its interim tax provision projecting an estimated annual effective tax rate.
A reconciliation of the statutory federal tax rate to the Company’s effective income tax rate is as follows:

	Six Months Ended June 30,
	2022	2021
Statutory U.S. federal income tax rate	21.0%	21.0%
State and local income taxes, net of federal benefit	4.5%	4.5%
Internal revenue code section 162 limitations	1.5%	0.9%
Other	(1.8)%	—%
Unconsolidated effective income tax rate	25.2%	26.4%
Impact attributable to redeemable noncontrolling interest(a)	7.3%	(0.8)%
Effective income tax rate	32.5%	25.6%
(a) The provision for income taxes includes the impact of the operations of the Consolidated Funds, which are not subject to federal income taxes. Accordingly, a portion of the Company’s earnings are not subject to corporate tax levels.
Absent the impact attributable to redeemable noncontrolling interest, the estimated unconsolidated effective income tax rate would have been 25.2% for the six months ended June 30, 2022. The Company's actual effective tax rate for fiscal year ending December 31, 2022 could be materially different from the projected rate as of June 30, 2022.
The net temporary differences incurred to date will reverse in future periods as the Company generates taxable earnings. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets recorded. The Company records a valuation allowance when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, no valuation allowance was deemed necessary.
FASB ASC 740, Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company recognizes tax benefits related to positions taken, or expected to be taken, on its tax returns, only if the positions are more likely than not sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its financial statements. The Company did not record an accrual for tax-related uncertainties or unrecognized tax positions as of June 30, 2022 or December 31, 2021.
The Company did not recognize any interest and penalties during the six months ended June 30, 2022.

Note 9 Earnings Per Share
The Company’s common shares outstanding consist of all shares issued and outstanding, including unvested restricted shares. Basic and diluted EPS are calculated under the two-class method. The following table sets forth the computation for basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Income	$1,215,764	$17,626,538	$9,490,780	$31,889,151
Less: Net loss (income) attributable to redeemable noncontrolling interest	3,197,122	(761,708)	4,052,058	(1,315,810)
Net income attributable to common shareholders	$4,412,886	$16,864,830	$13,542,838	$30,573,341

Weighted average number of outstanding shares - Basic	3,153,084	3,196,501	3,169,416	3,176,744
Weighted average number of outstanding shares - Diluted	3,153,084	3,196,501	3,169,416	3,176,744

Earnings per share attributable to common shareholders
Basic	$1.40	$5.28	$4.27	$9.62
Diluted	$1.40	$5.28	$4.27	$9.62
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

Note 11 Sale of Diamond Hill's High Yield-Focused Advisory Contracts
DHCM entered into an asset purchase agreement dated February 2, 2021 (the “Purchase Agreement”) with Brandywine Global Investment Management, LLC (“Brandywine Global”), a specialist investment manager of Franklin Resources, Inc. The transaction closed on July 30, 2021, at which time Brandywine Global acquired the investment advisory contracts (the “High Yield-Focused Advisory Contracts”) of DHCM’s two high yield-focused mutual funds - the Corporate Credit Fund and the High Yield Fund. After the closing, the Corporate Credit Fund and the High Yield Fund were renamed as the BrandywineGLOBAL Corporate Credit Fund and the BrandywineGLOBAL High Yield Fund (the “High Yield-Focused Funds”).
DHCM determined the gain on this transaction in accordance with ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets. DHCM received an initial cash payment at closing of $9.0 million, which was included in gain on sale of high yield-focused advisory contracts in the Consolidated Statements of Income during the third quarter of 2021.
Under the terms of the Purchase Agreement, DHCM may receive two additional payments of up to $13.0 million in the aggregate based on the net revenue of the High Yield-Focused Funds on July 30, 2022. Based on the net revenue of the High Yield-Focused Funds as of June 30, 2022, the Company would receive a payment of approximately $5.7 million. The Company has not recorded a gain as of June 30, 2022 for the potential additional payment because this variable consideration is constrained based on movements in the financial markets and the net shareholder flows of the High Yield-Focused Funds through July 30, 2022. Therefore, there can be no reasonable assurance that any additional payment will be received by DHCM.

Note 12 Subsequent Events
On July 28, 2022, the Company's board of directors ("Board") approved a quarterly cash dividend of $1.50 per share, payable on September 16, 2022, to shareholders of record as of September 1, 2022. This dividend is expected to reduce shareholders' equity by approximately $4.6 million.

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
Factors that could cause such actual results or experiences to differ from results discussed in the forward-looking statements include, but are not limited to: (i) any reduction in the Company's AUM; (ii) withdrawal, renegotiation, or termination of DHCM's investment advisory agreements; (iii) damage to the Company's reputation; (iv) failure to comply with investment guidelines or other contractual requirements; (v) challenges from the competition the Company faces in its business; (vi) adverse regulatory and legal developments; (vii) unfavorable changes in tax laws or limitations; (viii) interruptions in or failure to provide critical technological service by the Company or third parties; (ix) adverse civil litigation and government investigations or proceedings; (x) risk of loss on the Company's investments; (xi) lack of sufficient capital on satisfactory terms; (xii) losses or costs not covered by insurance; (xiii) impairment of goodwill or intangible assets; (xiv) a decline in the performance of the Company's products; (xv) changes in interest rates; (xvi) changes in national and local economic and political conditions; (xvii) the continuing economic uncertainty in various parts of the world; (xviii) the after-effects of the COVID-19 pandemic; (xix) political uncertainty caused by, among other things, political parties, economic nationalist sentiments, tensions surrounding the current socioeconomic landscape, and other risks identified from time-to-time in other public documents the Company files with the SEC.
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
DHCM is committed to generating excellent, long-term investment outcomes and building enduring client partnerships. By committing to shared investment principles, including valuation-disciplined active portfolio management, fundamental bottom-up research, and a long-term business owner mindset, DHCM has created a suite of investment strategies designed for long-term strategic allocations from institutionally-oriented investors. DHCM’s core values of curiosity, ownership, trust, and respect create an environment where investment professionals focus on results and all teammates focus on the overall client experience. The combination of these investment principles and core values creates an aligned boutique model ensuring the Company's associates have a vested interest in the Company's clients’ success. This alignment with clients is emphasized through: (i) personal investment by Company employees in the strategies managed, (ii) a fee philosophy focused on a fair sharing of the economics among clients, employees, and shareholders, (iii) a strict adherence to capacity discipline ensuring the ability to add value for existing clients, and (iv) compensation driven by the value created for clients.
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

The Company's revenues are highly dependent on both the value and composition of AUM. The following is a summary of the Company's AUM by product and investment objective, as well as a roll-forward of the change in AUM, for the three- and six-month periods ended June 30, 2022 and 2021:

	Assets Under Management
	As of June 30,
(in millions, except percentages)	2022	2021	% Change
Proprietary funds	$16,494	$22,004	(25)%
Sub-advised funds	3,137	3,651	(14)%
Separately managed accounts	6,158	6,705	(8)%
Total AUM	$25,789	$32,360	(20)%

	Assets Under Management by Investment Strategy
	As of June 30,
(in millions, except percentages)	2022	2021	% Change
U.S. Equity
Large Cap	$17,153	$19,604	(13)%
Small-Mid Cap	2,624	3,042	(14)%
Mid Cap	904	1,081	(16)%
Small Cap	404	603	(33)%
All Cap Select	417	419	—%
Large Cap Concentrated	82	50	64%
Micro Cap	13	11	18%
Total U.S. Equity	21,597	24,810	(13)%

Alternatives
Long-Short	1,894	2,058	(8)%
Total Alternatives	1,894	2,058	(8)%

Global/International Equity
International	49	21	133%
Global(a)	—	17	NM
Total Global/International Equity	49	38	29%

Fixed Income
Short Duration Securitized Bond	1,497	1,345	11%
Core Fixed Income	734	710	3%
Long Duration Treasury	37	50	(26)%
Total Fixed Income	2,268	2,105	8%

Other
Corporate Credit	—	2,266	NM
High Yield	—	1,148	NM
Total Other(b)	—	3,414	NM

Total-All Strategies	25,808	32,425	(20)%
(Less: Investments in affiliated funds)(c)	(19)	(65)	(71)%
Total AUM	$25,789	$32,360	(20)%

(a) The Diamond Hill Global Fund was liquidated on December 17, 2021.
(b) The High Yield-Focused Advisory Contracts were sold to Brandywine Global effective July 30, 2021.
(c) Certain of the Funds own shares of the Diamond Hill Short Duration Securitized Bond Fund. The Company reduces the total AUM by the investments held in this affiliated fund.

	Change in Assets Under Management
	For the Three Months Ended June 30,
(in millions)	2022	2021
AUM at beginning of the period	$30,322	$30,582
Net cash inflows (outflows)
proprietary funds	(428)	260
sub-advised funds	(157)	(99)
separately managed accounts	70	389
	(515)	550
Net market appreciation (depreciation) and income	(4,018)	1,228
Increase (decrease) during the period	(4,533)	1,778
AUM at end of the period	$25,789	$32,360

Average AUM during the period	$28,177	$32,095

	Change in Assets Under Management
	For the Six Months Ended June 30,
(in millions)	2022	2021
AUM at beginning of the period	$31,028	$26,411
Net cash inflows (outflows)
proprietary funds	(255)	1,987
sub-advised funds	(182)	(57)
separately managed accounts	158	214
	(279)	2,144
Net market appreciation (depreciation) and income	(4,960)	3,805
Increase (decrease) during the period	(5,239)	5,949
AUM at end of the period	$25,789	$32,360

Average AUM during the period	$29,262	$30,146

	Net Cash Inflows (Outflows) Further Breakdown For the Three Months Ended June 30,
(in millions)	2022	2021
Net cash inflows (outflows)
Equity	$(576)	$65
Fixed Income	61	485
	$(515)	$550

	Net Cash Inflows (Outflows) Further Breakdown For the Six Months Ended June 30,
(in millions)	2022	2021
Net cash inflows (outflows)
Equity	$(383)	$1,200
Fixed Income	104	944
	$(279)	$2,144
AUM decreased $4.5 billion during the three months ended June 30, 2022, due primarily to depreciation in the financial markets, and net outflows out of the Company's strategies during the period. The Company experienced equity outflows during the period which were partially offset by flows into its Core Bond strategy. Equity outflows were primarily out of the Company's Large Cap strategy.
AUM decreased $5.2 billion during the six months ended June 30, 2022, due primarily to depreciation in the financial markets and net outflows out of the Company's strategies. The Company experienced equity outflows during the period which were partially offset by flows into its Core Bond strategy. Equity outflows were primarily out of the Company's Large Cap strategy.
Model Delivery Programs - Assets Under Advisement
DHCM provides strategy-specific model portfolios to sponsors of model delivery programs. DHCM does not have discretionary investment authority over individual client accounts in model delivery programs, and therefore, these assets are not included in the Company's AUM. Rather, the Company refers to these model delivery assets as assets under advisement ("AUA"). DHCM is paid for its services by the program sponsor at a pre-determined rate based on the amount of AUA in the program. Model delivery AUA was $1.8 billion as of June 30, 2022,  $2.1 billion as of December 31, 2021, and $1.8 billion as of June 30, 2021.
Consolidated Results of Operations
The following is a table and discussion of the Company's consolidated results of operations.

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except per share amounts and percentages)	2022	2021	% Change	2022	2021	% Change
Total revenue	$39,021	$45,070	(13)%	$81,278	$84,084	(3)%
Net operating income	20,252	17,767	14%	39,325	31,299	26%
Net operating income, as adjusted(a)	15,562	19,278	(19)%	33,456	35,913	(7)%
Investment income (loss), net	(17,678)	5,877	NM	(25,270)	11,541	NM
Income tax expense	1,358	6,017	(77)%	4,564	10,950	(58)%
Net income attributable to common shareholders	4,413	16,865	(74)%	13,543	30,573	(56)%
Earnings per share attributable to common shareholders (diluted)	$1.40	$5.28	(73)%	$4.27	$9.62	(56)%
Operating profit margin	52%	39%		48%	37%
Operating profit margin, as adjusted(a)	40%	43%		41%	43%
(a) Net operating income, as adjusted, and operating profit margin, as adjusted, are non-GAAP performance measurements. See the "Use of Supplemental Data as Non-GAAP Performance Measure" section within this Quarterly Report on Form 10-Q.

Summary Discussion of Consolidated Results of Operations - Three Months Ended June 30, 2022, compared with Three Months Ended June 30, 2021
Revenue for the three months ended June 30, 2022, decreased $6.0 million compared to the three months ended June 30, 2021, primarily due to a 12% decrease in average AUM. The average advisory fee rate remained unchanged at 0.52% quarter-over-quarter.
Operating profit margin was 52% for the three months ended June 30, 2022, and 39% for the three months ended June 30, 2021. Operating profit margin, as adjusted, was 40% for the three months ended June 30, 2022, and 43% for the same period in 2021. Operating profit margin, as adjusted, excludes deferred compensation expense (benefit) from operating income because it is offset by an equal amount in investment income (loss) below net operating income on the income statement and thus has no effect on net income attributable to the Company. The Company believes this non-GAAP measure helps the reader to understand its core operating results and increases comparability period-to-period. See "Use of Supplemental Data as Non-GAAP Performance Measure" section within this Quarterly Report on Form 10-Q.
The Company expects that its operating margin will fluctuate from period to period based on various factors, including revenues, investment results in the strategies the Company manages, employee performance, staffing levels, and gains and losses on investments held in deferred compensation plans.
The Company had $17.7 million in investment losses due to market depreciation for the three months ended June 30, 2022, compared to $5.9 million in investment income due to market appreciation for the three months ended June 30, 2021.
Income tax expense decreased $4.7 million for the three months ended June 30, 2022, compared to the same period in 2021. The decrease in income tax expense was primarily due to the decrease in the Company's income before taxes as a result of the investment losses incurred during the period.
The increase in the effective tax rate from 25.5% to 52.8% period-over-period, is primarily due to the impact attributable to redeemable noncontrolling interest. The provision for income taxes includes the impact of the operations of the Consolidated Funds, which are not subject to federal income taxes. Accordingly, a portion of the Company’s earnings are not subject to corporate tax. Absent the impact attributable to redeemable noncontrolling interest, the estimated unconsolidated effective income tax rate would have been 23.5%.
The Company generated net income attributable to common shareholders of $4.4 million ($1.40 per diluted share) for the three months ended June 30, 2022, compared with net income attributable to common shareholders of $16.9 million ($5.28 per diluted share) for the three months ended June 30, 2021. The decrease in net income period-over-period was primarily due to the impact of investment losses in the current period versus investment income in the prior period.
Revenue

	Three Months Ended June 30,
(in thousands, except percentages)	2022	2021	% Change
Investment advisory	$36,408	$41,716	(13)%
Mutual fund administration, net	2,613	3,354	(22)%
Total	$39,021	$45,070	(13)%
Investment Advisory Fees. Investment advisory fees decreased $5.3 million, or 13%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2022. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates, which vary by investment product. $3.8 million of the decrease in investment advisory fees was due to the sale of the High Yield-Focused Advisory Contracts in July of 2021. The remaining decrease was due to a decrease of 2% in average AUM of the other strategies. The average advisory fee rate remained unchanged at 0.52% quarter-over-quarter.
Mutual Fund Administration Fees. Mutual fund administration fees decreased $0.7 million, or 22%, from the three months ended June 30, 2021, to the three months ended June 30, 2022. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of the Funds' average AUM. This decrease was primarily due to a 18% decrease in the Funds' average AUM for the three months ended June 30, 2021, compared to the three months ended June 30, 2022.

Expenses

	Three Months Ended June 30,
(in thousands, except percentages)	2022	2021	% Change
Compensation and related costs, excluding deferred compensation expense	$17,222	$18,940	(9)%
Deferred compensation expense (benefit)	(4,690)	1,511	NM
General and administrative	3,513	3,871	(9)%
Sales and marketing	1,887	2,037	(7)%
Mutual fund administration	838	944	(11)%
Total	$18,770	$27,303	(31)%
Compensation and Related Costs, Excluding Deferred Compensation Expense. Employee compensation and benefits decreased by $1.7 million, or 9%, from the three months ended June 30, 2021, compared to the three months ended June 30, 2022. This decrease was due to a decrease in accrued incentive compensation of $2.5 million and in salary and related benefits of $0.3 million. The decreases were partially offset by an increase in restricted stock expense of $1.1 million
Incentive compensation expense can fluctuate significantly period-over-period as the Company evaluates investment performance, individual performance, Company performance and other factors.
Deferred Compensation Expense (Benefit). Deferred compensation benefit for the three months ended June 30, 2022 was $4.7 million. For the three months ended June 30, 2021, the Company recorded expense of $1.5 million due to market appreciation on the Company's deferred compensation plan investments.
The gain (loss) on deferred compensation plan investments increases (decreases) deferred compensation expense (benefit) and is included in operating income. Deferred compensation expense (benefit) is offset by an equal amount in investment income (loss) below net operating income on the consolidated statements of income, and thus, has no impact on net income attributable to the Company.
General and Administrative. General and administrative expenses decreased by $0.4 million, or 9%, for the three months ended June 30, 2021, as compared to the three months ended June 30, 2022. This decrease was primarily due to approximately $0.5 million in proxy solicitation fees paid in 2021 related to the sale of the High Yield-Focused Advisory Contracts, which was partially offset by an increase of $0.1 million in other general administrative expenses.
Sales and Marketing. Sales and marketing expenses decreased by $0.1 million, or 7%, for the three months ended June 30, 2021, as compared to the three months ended June 30, 2022. The decrease was primarily due to decreases in payments made to third party intermediaries related to the sale of the Company's proprietary funds.
Mutual Fund Administration. Mutual fund administration expense decreased by $0.1 million, or 11%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2022. Mutual fund administration expenses consist of both variable and fixed expenses. The decrease was due to a decrease in variable expenses as a result of the decrease in the Fund's average AUM period-over-period.
Summary Discussion of Consolidated Results of Operations - Six Months Ended June 30, 2022, compared with Six Months Ended June 30, 2021
Revenue for the six months ended June 30, 2022, decreased $2.8 million compared to revenue for the same period in 2021, primarily due to a 3% decrease in average AUM. The average advisory fee rate remained unchanged at 0.52% period-over-period.
Operating profit margin was 48% for the six months ended June 30, 2022, and 37% for the six months ended June 30, 2021. Operating profit margin, as adjusted, was 41% for the six months ended June 30, 2022, and 43% for the six months ended June 30, 2021. Operating profit margin, as adjusted, excludes deferred compensation expense (benefit) from operating income because it is offset by an equal amount in investment income (loss) below net operating income on the income statement and thus has no effect on net income attributable to the Company. The Company believes this non-GAAP measure helps the reader to understand its core operating results and increases comparability period-to-period. See "Use of Supplemental Data as Non-GAAP Performance Measure" section within this report.

The Company expects that its operating margin will fluctuate from period to period based on various factors, including revenues, investment results, employee performance, staffing levels, gains and losses on investments held in deferred compensation plans, and the development of investment strategies, products, or channels.
The Company recognized $25.3 million in investment losses due to market depreciation for the six months ended June 30, 2022, compared with investment income of $11.5 million for the six months ended June 30, 2021.
Income tax expense decreased $6.4 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The decrease in income tax expense was primarily due to the decrease in the Company's income before taxes.
The increase in the effective tax rate from 25.6% to 32.5% period-over-period is primarily due to the impact attributable to redeemable noncontrolling interest. The provision for income taxes includes the impact of the operations of the Consolidated Funds, which are not subject to federal income taxes. Accordingly, a portion of the Company’s earnings are not subject to corporate tax. Absent the impact attributable to redeemable noncontrolling interest, the estimated unconsolidated effective income tax rate would have been 25.2%.
The Company generated net income attributable to common shareholders of $13.5 million ($4.27 per diluted share) for the six months ended June 30, 2022, compared with net income attributable to common shareholders of $30.6 million ($9.62 per diluted share) for the same period in 2021. The decrease in net income period-over-period was primarily due to the impact of investment losses in the current period versus investment income in the prior period.
Revenue

	Six Months Ended June 30,
(in thousands, except percentages)	2022	2021	% Change
Investment advisory	$75,687	$78,286	(3)%
Mutual fund administration, net	5,591	5,798	(4)%
Total	$81,278	$84,084	(3)%
Investment Advisory Fees. Investment advisory fees for the six months ended June 30, 2022, decreased $2.6 million, or 3%, compared to the six months ended June 30, 2021. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates, which vary by investment product. Investment advisory fees decreased $7.1 million due to the sale of the High Yield-Focused Advisory Contracts in July of 2021. This decrease was partially offset by an increase in average AUM of 8% in the other strategies. The average advisory fee rate remained unchanged at 0.52% period-over-period.
Mutual Fund Administration Fees. Mutual fund administration fees for the six months ended June 30, 2022, decreased $0.2 million, or 4%, compared to the six months ended June 30, 2021. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of the Funds' average AUM. The Funds' average AUM decreased approximately 9% for the six months ended June 30, 2021, compared to the six months ended June 30, 2022.
Expenses

	Six Months Ended June 30,
(in thousands, except percentages)	2022	2021	% Change
Compensation and related costs, excluding deferred compensation expense (benefit)	$35,869	$35,755	—%
Deferred compensation expense (benefit)	(5,869)	4,614	NM
General and administrative	6,699	6,687	—%
Sales and marketing	3,598	3,905	(8)%
Mutual fund administration	1,656	1,824	(9)%
Total	$41,953	$52,785	(21)%
Compensation and Related Costs, Excluding Deferred Compensation Expense (Benefit). Employee compensation and benefits for the six months ended June 30, 2022, increased by $0.1 million compared to the six months ended June 30, 2021. This increase was due to an increase in restricted stock expense of $2.1 million related to the issuance of annual long-term incentive awards in the first quarter of 2022, which was partially offset by decreases in accrued incentive compensation of $1.5 million and in salary and related benefits of $0.5 million. Incentive compensation expense can fluctuate significantly period-

over-period as the Company evaluates investment performance, individual performance, Company performance, and other factors.
Deferred Compensation Expense (Benefit). Deferred compensation benefit was $5.9 million for the six months ended June 30, 2022, compared to an expense of $4.6 million for the six months ended June 30, 2021, primarily due to market depreciation on the Company's deferred compensation plan investments period over period.
The gain (loss) on deferred compensation plan investments increases (decreases) deferred compensation expense (benefit) and is included in operating income. Deferred compensation expense (benefit) is offset by an equal amount in investment income (loss) below net operating income on the consolidated statements of income, and thus, has no impact on net income attributable to the Company.
General and Administrative. General and administrative expense remained consistent period-over-period for the six months ended June 30, 2022, compared to the six months ended June 30, 2021.
Sales and Marketing. Sales and marketing expense for the six months ended June 30, 2022, decreased by $0.3 million, or 8%, compared to the six months ended June 30, 2021. The decrease was primarily due to decreased payments made to third-party intermediaries related to the sale of the Funds on their platforms.
Mutual Fund Administration. Mutual fund administration expenses for the six months ended June 30, 2022, decreased by $0.2 million, or 9%, compared to the six months ended June 30, 2021. Mutual fund administration expenses consist of both variable and fixed expenses. The decrease was primarily due to a decrease in the Funds' average AUM period-over-period.
Liquidity and Capital Resources
Sources of Liquidity
The Company's current financial condition is liquid, with a significant amount of its assets comprised of cash and cash equivalents, investments, accounts receivable, and other current assets. The Company's main source of liquidity is cash flows from operating activities, which are generated from investment advisory and mutual fund administration fees. Cash and cash equivalents, investments held directly by DHCM, accounts receivable, and other current assets represented $177.7 million and $214.7 million of total assets as of June 30, 2022, and December 31, 2021, respectively. The Company believes that these sources of liquidity, as well as its continuing cash flows from operating activities, will be sufficient to meet its current and future operating needs.
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

Share Repurchases

The Company repurchased 119,797 of its common shares during the six months ended June 30, 2022, for a total of $21.7 million. As of June 30, 2022, $32.4 million remains available for repurchases under the Company's current share repurchase program.

Dividends
Subject to Board approval and compliance with applicable law, the Company expects to pay a regular quarterly dividend of $1.50 per share. In addition to regular quarterly dividends, the Board will decide whether to approve and pay a special dividend in the fourth quarter of each fiscal year. Although the Company currently expects to pay regular quarterly dividends, depending on various circumstances and the Board's judgment, the Company may not pay such dividends as described. A summary of cash dividends paid during the six months ended June 30, 2022 is presented below:

Dividend	Declaration Date	Date Paid	Dividend Amount (in millions)
First quarter - $1.50 per share	February 25, 2022	March 18, 2022	$4.8
Second quarter - $1.50 per share	April 26, 2022	June 17, 2022	4.7
Total			$9.5
On July 28, 2022, the Board approved a regular quarterly dividend for the third quarter of 2022 of $1.50 per share. The regular dividend will be paid on September 16, 2022, to shareholders of record as of September 1, 2022. This dividend is expected to reduce shareholders' equity by approximately $4.6 million.

Working Capital
As of June 30, 2022, the Company had working capital of approximately $152.6 million, compared to $168.5 million as of December 31, 2021. Working capital includes cash and cash equivalents, accounts receivable, investments, and other current assets of DHCM, net of accounts payable and accrued expenses, accrued incentive compensation, deferred compensation and other current liabilities of DHCM.
Below is a summary of investments as of June 30, 2022 and December 31, 2021.

	As of
	June 30, 2022	December 31, 2021
Corporate Investments:
Diamond Hill Core Bond Fund	$42,679,530	$46,755,404
Diamond Hill International Fund	34,851,618	41,673,154
Diamond Hill Large Cap Concentrated Fund	9,712,923	12,098,049
Diamond Hill Micro Cap Fund, LP	8,333,081	10,703,473
Total Corporate Investments	95,577,152	111,230,080
Deferred Compensation Plan Investments in the Funds	29,278,306	37,348,294
Total investments held by DHCM	124,855,458	148,578,374
Redeemable noncontrolling interest in Consolidated Funds	25,807,850	18,077,627
Total investments	$150,663,308	$166,656,001
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
For the six months ended June 30, 2022, net cash provided by operating activities totaled $0.5 million. Cash inflows from operating activities were primarily driven by net income of $9.5 million, and the add backs of net investment losses of $26.2 million, share-based compensation of $5.3 million, and depreciation of $0.7 million. These inflows were partially offset by a $19.9 million decrease in the incentive compensation accrual. The decrease in the incentive compensation accrual was primarily due to the payment of annual incentive compensation in the first quarter of 2022, a net change in securities held by the Consolidated Funds of $11.7 million, and the cash impact of timing differences in the settlement of other assets and liabilities of $9.6 million. Absent the cash used in operations by the Consolidated Funds, cash flows provided by operations were $9.0 million.
For the six months ended June 30, 2021, net cash provided by operating activities totaled $2.8 million. Cash inflows from operating activities were primarily driven by net income of $31.9 million, the add back of share-based compensation of $3.3 million, and depreciation of $0.6 million. These inflows were partially offset by a $9.7 million reduction in the incentive compensation accrual, a net change in securities held by the Consolidated Funds of $14.1 million, and the cash impact of timing differences in the settlement of other assets and liabilities of $9.2 million. Absent the cash used in operations by the Consolidated Funds, cash flows provided by operations were $16.3 million.

Cash Flows from Investing Activities
The Company’s cash flows from investing activities consist primarily of capital expenditures and purchases and redemptions in the Company's investment portfolio.
Cash flows provided by investing activities totaled $1.5 million for the six months ended June 30, 2022. Cash flows provided by investing activities were primarily driven by proceeds from the sale of Company sponsored investments totaling $4.5 million, which were partially offset by purchases of Company sponsored investments of $3.0 million. During the six months ended June 30, 2022, all purchases and sales of investments were in the Company's deferred compensation plans.
Cash flows used in investing activities totaled $8.5 million for the six months ended June 30, 2021. Cash flows used in investing activities were primarily driven by purchases of Company sponsored investments of $12.4 million and property and equipment purchases (primarily capitalized software) of $0.7 million. These outflows were partially offset by proceeds from the sale of Company sponsored investments totaling $4.6 million.

Cash Flows from Financing Activities
The Company’s cash flows from financing activities consist primarily of the repurchase of its common stock, shares withheld related to employee tax withholding, dividends paid on its common stock, proceeds received under the ESPP, and distributions to, or contributions from, redeemable noncontrolling interest holders.
For the six months ended June 30, 2022, net cash used in financing activities totaled $24.0 million, consisting of cash outflows for repurchases of the Company’s common stock of $21.7 million, the payment of quarterly dividends totaling $9.5 million, and the value of shares withheld to cover employee tax withholding of $1.8 million. These cash outflows were partially offset by net subscriptions received in the Consolidated Funds from redeemable noncontrolling interest holders of $8.6 million and proceeds received under the ESPP of $0.4 million.
For the six months ended June 30, 2021, net cash used in financing activities totaled $5.0 million, consisting of the payment of quarterly dividends totaling $6.3 million, repurchases of the Company’s common shares of $1.9 million, and the value of shares withheld to cover employee tax withholding of $0.7 million. These cash outflows were partially offset by net subscriptions received in the Consolidated Funds from redeemable noncontrolling interest holders of $3.5 million and proceeds received under the ESPP of $0.4 million.
Supplemental Consolidated Cash Flow Statement
The Company's consolidated balance sheets reflect the investments and other assets and liabilities of the Consolidated Funds, as well as redeemable noncontrolling interest for the portion of the Consolidated Funds that are held by third-party investors. Although the Company can redeem its net interest in the Consolidated Funds at any time, the Company cannot directly access or sell the assets held by the Consolidated Funds to obtain cash for general operations. Additionally, the assets of the Consolidated Funds are not available to the Company's general creditors.

The following table summarizes the condensed cash flows for the six months ended June 30, 2022, that are attributable to the Company and to the Consolidated Funds, and the related eliminations required in preparing the consolidated statements.

	Six Months Ended June 30, 2022
	Cash flow attributable to Diamond Hill Investment Group, Inc.	Cash flow attributable to Consolidated Funds	Eliminations	As reported on the Consolidated Statement of Cash Flows
Cash flows from operating activities:
Net income (loss)	$13,542,838	$(13,515,222)	$9,463,164	$9,490,780
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	715,629	—	—	715,629
Share-based compensation	5,252,317	—	—	5,252,317
Net (gains)/losses on investments	22,150,147	13,515,222	(9,463,164)	26,202,205
Net change in securities held by Consolidated Funds	—	(11,708,223)	—	(11,708,223)
Other changes in assets and liabilities	(32,673,558)	3,186,370	—	(29,487,188)
Net cash provided by (used in) operating activities	8,987,373	(8,521,853)	—	465,520
Net cash provided by (used in) investing activities	1,549,856	—	(74,058)	1,475,798
Net cash provided by (used in) financing activities	(32,585,140)	$8,521,853	$74,058	(23,989,229)
Net change during the period	(22,047,911)	—	—	(22,047,911)
Cash and cash equivalents at beginning of period	80,550,393	—	—	80,550,393
Cash and cash equivalents at end of period	$58,502,482	—	—	$58,502,482

Use of Supplemental Data as Non-GAAP Performance Measure
As supplemental information, the Company is providing performance measures that are based on methodologies other than GAAP (“non-GAAP”). The Company believes that the non-GAAP measures below are useful measures of its core business activities, are important metrics in estimating the value of an asset management business, and may enable more appropriate comparisons to its peers. These non-GAAP measures should not be used as a substitute for financial measures calculated in accordance with GAAP and may be calculated differently by other companies. The following schedule reconciles GAAP measures to non-GAAP measures for the three- and six-month periods ended June 30, 2022 and 2021, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages and per share data)	2022	2021	2022	2021
Total revenue	$39,021	$45,070	$81,278	$84,084

Net operating income, GAAP basis	$20,252	$17,767	$39,325	$31,299
Non-GAAP adjustment:
Gains (losses) on deferred compensation plan investments, net(1)	(4,690)	1,511	(5,869)	4,614
Net operating income, as adjusted, non-GAAP basis(2)	15,562	19,278	33,456	35,913
Non-GAAP adjustment:
Tax provision on net operating income, as adjusted, non-GAAP basis(3)	(3,662)	(5,070)	(8,432)	(9,471)
Net operating income, as adjusted, after tax, non-GAAP basis(4)	$11,900	$14,208	$25,024	$26,442

Net operating income, as adjusted after tax per diluted share, non-GAAP basis(5)	$3.77	$4.44	$7.90	$8.32
Diluted weighted average shares outstanding, GAAP basis	3,153	3,197	3,169	3,177

Operating profit margin, GAAP basis	52%	39%	48%	37%
Operating profit margin, as adjusted, non-GAAP basis(6)	40%	43%	41%	43%
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

There have been no material changes to the Company's critical accounting estimates during the quarter ended June 30, 2022 as compared to those disclosed in Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2021 Form 10-K.

ITEM 3:	Quantitative and Qualitative Disclosures About Market Risk
For information regarding the Company’s exposure to certain market risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the 2021 Form 10-K. Except as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations, there have been no significant changes in the Company’s market risk exposures since the Company's December 31, 2021 year end.

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
There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. The Company continues to monitor and assess the impact, if any, that the COVID-19 pandemic, its after effects, and the related economic impacts could have on the design and operating effectiveness of the Company's controls.

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

During the quarter ended June 30, 2022, the Company did not sell any shares of its common stock that were not registered under the Securities Act. The following table sets forth information regarding repurchases of the Company's common stock during the quarter ended June 30, 2022:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(b)
April 1, 2022 through April 30, 2022	24,450	$186.12	14,939	$42,015,009
May 1, 2022 through May 31, 2022	26,905	174.26	26,905	37,326,449
June 1, 2022 through June 30, 2022	27,849	$176.80	27,849	32,402,634
Total	79,204		69,693	$32,402,634

(a)The Company regularly withholds shares for tax payments due upon the vesting of employee restricted stock. During the quarter ended June 30, 2022, the Company purchased 9,511 shares of common stock for employee tax withholding at an average price paid per share of $187.30.
(b)On February 25, 2022, the Board approved the 2022 Repurchase Program, authorizing management to repurchase up to $50.0 million of Company common shares in the open market and in private transactions in accordance with applicable securities laws. The 2022 Repurchase Program will expire in February 2024, or upon the earlier completion of all authorized purchases under such program.
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

3.3	Amended and Restated Code of Regulations of the Company (Incorporated by reference from Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on April 28, 2017) (File No. 000-24498).

10.1	2022 Equity and Cash Incentive Plan Form of Restricted Stock Award Agreement - Employee New Hire

10.2	2022 Equity and Cash Incentive Plan Form of Restricted Stock Award Agreement - Employee Long-Term Incentive

10.3	2022 Equity and Cash Incentive Plan Form of Restricted Stock Award Agreement - Director

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a). (Filed herewith).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a). (Filed herewith).

32.1	Section 1350 Certifications. (Filed herewith)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

DIAMOND HILL INVESTMENT GROUP, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DIAMOND HILL INVESTMENT GROUP, INC.

Date	Title	Signature

July 28, 2022	Chief Executive Officer and President	/s/ Heather E. Brilliant
Heather E. Brilliant

July 28, 2022	Chief Financial Officer and Treasurer	/s/ Thomas E. Line
Thomas E. Line