Form 10-Q
period 2022-09-30
DIAMOND HILL INVESTMENT GROUP INC
filed 2022-10-26
CIK 909108

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes:  ☐    No:  ☒

The number of shares outstanding of the issuer’s common stock as of October 26, 2022 was 3,015,855 shares.

DIAMOND HILL INVESTMENT GROUP, INC.

PART I:	FINANCIAL INFORMATION

ITEM 1:	Consolidated Financial Statements
Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	9/30/2022	12/31/2021
	(Unaudited)
ASSETS
Cash and cash equivalents	$63,189,773	$80,550,393
Investments	136,241,599	166,656,001
Accounts receivable	19,327,637	20,443,562
Prepaid expenses	3,692,086	2,555,296
Income taxes receivable	1,658,895	—
Property and equipment, net of accumulated depreciation	4,720,696	6,100,599
Deferred taxes	14,844,976	9,847,552
Total assets	$243,675,662	$286,153,403
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$12,160,734	$8,588,713
Accrued incentive compensation	24,260,281	37,235,418
Income taxes payable	—	801,740
Deferred compensation	28,226,669	37,348,294
Total liabilities	64,647,684	83,974,165
Redeemable noncontrolling interest	12,393,053	17,756,336
Permanent Shareholders’ equity
Common stock, no par value: 7,000,000 shares authorized; 3,035,784 issued and outstanding at September 30, 2022 (inclusive of 233,686 unvested shares); 3,171,536 issued and outstanding at December 31, 2021 (inclusive of 201,170 unvested shares)	55,910,331	80,434,049
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred equity compensation	(19,975,380)	(15,268,705)
Retained earnings	130,699,974	119,257,558
Total permanent shareholders’ equity	166,634,925	184,422,902
Total liabilities and shareholders’ equity	$243,675,662	$286,153,403

Book value per share	$54.89	$58.15
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUES:
Investment advisory	$35,842,083	$51,848,379	$111,529,134	$130,133,909
Mutual fund administration, net	2,422,591	3,206,175	8,013,040	9,004,731
Total revenue	38,264,674	55,054,554	119,542,174	139,138,640
OPERATING EXPENSES:
Compensation and related costs, excluding deferred compensation expense (benefit)	17,259,543	20,432,734	53,128,680	56,187,709
Deferred compensation expense (benefit)	(1,051,637)	3,305	(6,920,586)	4,617,505
General and administrative	3,475,423	3,637,166	10,174,719	10,323,809
Sales and marketing	1,728,827	1,766,943	5,326,890	5,671,825
Mutual fund administration	819,921	893,417	2,475,323	2,717,807
Total operating expenses	22,232,077	26,733,565	64,185,026	79,518,655
NET OPERATING INCOME	16,032,597	28,320,989	55,357,148	59,619,985
Investment income (loss), net	(8,031,706)	(2,629,589)	(33,301,836)	8,910,951
Gain on sale of high yield-focused advisory contracts	6,813,579	9,000,000	6,813,579	9,000,000
NET INCOME BEFORE TAXES	14,814,470	34,691,400	28,868,891	77,530,936
Income tax expense	(4,442,070)	(9,815,605)	(9,005,711)	(20,765,990)
NET INCOME	10,372,400	24,875,795	19,863,180	56,764,946
Net loss (income) attributable to redeemable noncontrolling interest	1,642,040	751,850	5,694,098	(563,960)
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$12,014,440	$25,627,645	$25,557,278	$56,200,986
Earnings per share attributable to common shareholders
Basic	$3.90	$8.03	$8.14	$17.66
Diluted	$3.90	$8.03	$8.14	$17.66
Weighted average shares outstanding
Basic	3,078,666	3,192,535	3,138,834	3,182,065
Diluted	3,078,666	3,192,535	3,138,834	3,182,065
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest (unaudited)

	Three Months Ended September 30, 2022
	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at June 30, 2022	3,122,317	$71,099,716	$(23,250,408)	$123,271,479	$171,120,787	$22,300,189
Amortization of restricted stock grants	—	—	2,775,945	—	2,775,945	—
Issuance of common stock related to employee stock purchase plan	484	79,861	—	—	79,861	—
Shares withheld related to employee tax withholding	(4,601)	(798,918)	—	—	(798,918)	—
Forfeiture of restricted stock grants	(3,480)	(499,083)	499,083	—	—	—
Repurchase of common stock	(78,936)	(13,971,245)	—	—	(13,971,245)	—
Cash dividends paid	—	—	—	(4,585,945)	(4,585,945)	—
Net income (loss)	—	—	—	12,014,440	12,014,440	(1,642,040)
Net deconsolidations of Company sponsored investments	—	—	—	—	—	(9,528,503)
Net subscriptions of Consolidated Funds	—	—	—	—	—	1,263,407
Balance at September 30, 2022	3,035,784	$55,910,331	$(19,975,380)	$130,699,974	$166,634,925	$12,393,053

	Three Months Ended September 30, 2021
	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at June 30, 2021	3,208,022	$86,888,594	$(19,229,825)	$142,247,766	$209,906,535	$14,219,856
Issuance of restricted stock grants	812	142,636	(142,636)	—	—	—
Amortization of restricted stock grants	—	—	2,058,064	—	2,058,064	—
Issuance of common stock related to 401(k) plan match	68	11,542	—	—	11,542	—
Issuance of common stock related to employee stock purchase plan	485	85,195	—	—	85,195	—
Shares withheld related to employee tax withholding	(4,967)	(831,029)	—	—	(831,029)	—
Forfeiture of restricted stock grants	(700)	(126,014)	126,014	—	—	—
Repurchase of common stock	(31,468)	(5,615,250)	—	—	(5,615,250)	—
Cash dividends paid	—	—	—	(3,185,792)	(3,185,792)	—
Net income (loss)	—	—	—	25,627,645	25,627,645	(751,850)
Net redemptions of Consolidated Funds	—	—	—	—	—	(100,532)
Balance at September 30, 2021	3,172,252	$80,555,674	$(17,188,383)	$164,689,619	$228,056,910	$13,367,474
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest (unaudited)

	Nine Months Ended September 30, 2022
	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at December 31, 2021	3,171,536	$80,434,049	$(15,268,705)	$119,257,558	$184,422,902	$17,756,336
Issuance of restricted stock grants	75,764	13,366,316	(13,366,316)	—	—	—
Amortization of restricted stock grants	—	—	7,916,049	—	7,916,049	—
Common stock issued as incentive compensation	2,743	487,870	—	—	487,870	—
Issuance of common stock related to 401k plan match	211	37,313	—	—	37,313	—
Issuance of common stock related to employee stock purchase plan	3,176	579,196	—	—	579,196	—
Shares withheld related to employee tax withholding	(14,112)	(2,580,328)	—	—	(2,580,328)	—
Forfeiture of restricted stock grants	(4,801)	(743,592)	743,592	—	—	—
Repurchase of common stock	(198,733)	(35,670,493)	—	—	(35,670,493)	—
Cash dividends paid	—	—	—	(14,114,862)	(14,114,862)	—
Net income (loss)	—	—	—	25,557,278	25,557,278	(5,694,098)
Net deconsolidations of Company sponsored investments	—	—	—	—	—	(9,528,503)
Net subscriptions of Consolidated Funds	—	—	—	—	—	9,859,318
Balance at September 30, 2022	3,035,784	$55,910,331	$(19,975,380)	$130,699,974	$166,634,925	$12,393,053

	Nine Months Ended September 30, 2021
	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at December 31, 2020	3,168,823	$80,810,946	$(14,748,118)	$118,017,925	$184,080,753	$9,372,333
Issuance of restricted stock grants	68,589	10,854,951	(10,854,951)	—	—	—
Amortization of restricted stock grants	—	—	5,167,059	—	5,167,059	—
Common stock issued as incentive compensation	3,681	529,806	—	—	529,806	—
Issuance of common stock related to 401k plan match	364	59,542	—	—	59,542	—
Issuance of common stock related to employee stock purchase plan	3,568	610,569	—	—	610,569	—
Shares withheld related to employee tax withholding	(9,449)	(1,518,612)	—	—	(1,518,612)	—
Forfeiture of restricted stock grants	(19,097)	(3,247,627)	3,247,627	—	—	—
Repurchase of common stock	(44,227)	(7,543,901)	—	—	(7,543,901)	—
Cash dividends paid	—	—	—	(9,529,292)	(9,529,292)	—
Net income	—	—	—	56,200,986	56,200,986	563,960
Net subscriptions of Consolidated Funds	—	—	—	—	—	3,431,181
Balance at September 30, 2021	3,172,252	$80,555,674	$(17,188,383)	$164,689,619	$228,056,910	$13,367,474
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,863,180	$56,764,946
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,046,949	930,990
Share-based compensation	8,040,241	5,351,120
Decrease (increase) in accounts receivable	1,108,806	(15,427,818)
Change in current income taxes	(2,460,635)	1,288,973
Change in deferred income taxes	(4,997,424)	354,374
Gain on sale of high yield-focused advisory contracts	(6,813,579)	(9,000,000)
Net losses (gains) on investments	35,007,945	(7,612,174)
Net change in securities held by Consolidated Funds	(17,490,298)	(23,532,392)
Increase (decrease) in accrued incentive compensation	(12,487,267)	960,550
Increase (decrease) in deferred compensation	(9,121,625)	1,641,694
Other changes in assets and liabilities	4,496,050	3,599,730
Net cash provided by operating activities	16,192,343	15,319,993
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(22,912)	(1,029,550)
Purchase of Company sponsored investments	(5,167,583)	(17,011,517)
Proceeds from sale of Company sponsored investments	6,838,001	8,497,693
Proceeds from sale of high yield-focused advisory contracts	6,813,579	9,000,000
Net cash provided by (used in) investing activities	8,461,085	(543,374)
CASH FLOWS FROM FINANCING ACTIVITIES:
Value of shares withheld related to employee tax withholding	(2,580,328)	(1,518,612)
Payment of dividends	(14,114,862)	(9,529,292)
Net subscriptions received from redeemable noncontrolling interest holders	9,859,318	3,431,181
Repurchases of common stock	(35,670,493)	(7,543,901)
Proceeds received under employee stock purchase plan	492,317	486,050
Net cash used in financing activities	(42,014,048)	(14,674,574)
CASH AND CASH EQUIVALENTS
Net change during the period	(17,360,620)	102,045
At beginning of period	80,550,393	98,478,202
At end of period	$63,189,773	$98,580,247
Supplemental cash flow information:
Income taxes paid	$16,463,770	$19,122,643
Supplemental disclosure of non-cash transactions:
Common stock issued as incentive compensation	$487,870	529,806
Charitable donation of corporate investments	—	$366,555

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Notes to Consolidated Financial Statements (unaudited)
Note 1 Business and Organization
Diamond Hill Investment Group, Inc. (“DHIL”), an Ohio corporation, derives its consolidated revenues and net income from investment advisory and fund administration services provided by its wholly-owned subsidiary, Diamond Hill Capital Management, Inc., an Ohio corporation (“DHCM”).

DHCM is a registered investment adviser, and is the investment adviser and administrator for the Diamond Hill Funds (the "Funds"), a series of open-end mutual funds. DHCM also provides investment advisory services to Diamond Hill Micro Cap Fund, LP (“DHMF”), a private fund, as well as separately managed accounts, other pooled investment vehicles, and model delivery programs.
Note 2 Significant Accounting Policies
Basis of Presentation
The accompanying unaudited, condensed, and consolidated financial statements for Diamond Hill Investment Group, Inc. and its subsidiaries (referred to in this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022 as "the Company," "we," "us," and "our") as of September 30, 2022 and December 31, 2021, and for the three- and nine-month periods ended September 30, 2022 and 2021, have been prepared in accordance with United States generally accepted accounting principles ("GAAP"), the instructions to Form 10-Q, and Article 10 of Securities and Exchange Commission (the "SEC") Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of Company management ("management"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the financial condition and results of operations as of the dates, and for the interim periods, presented, have been included. These unaudited, condensed, and consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements of the Company included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "2021 Form 10-K"), as filed with the SEC.
Operating results for the three- and nine-month periods ended September 30, 2022, are not necessarily indicative of the results the Company may expect for the full fiscal year ending December 31, 2022, or any subsequent period.

For further information regarding the risks to the Company's business, refer to the consolidated financial statements and notes thereto included in the 2021 Form 10-K, “Part I – Item 1A. – Risk Factors” of the 2021 Form 10-K, and “Part II – Item 1A. – Risk Factors” of this Quarterly Report on Form 10-Q.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions related to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenue and expense during the period. Actual results could differ materially from those estimates.
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

The Company performs its consolidation analysis at the individual Fund level and has concluded that the Funds are voting rights entities (“VREs”) because the structure of the Funds is such that the shareholders are deemed to have the power through voting rights to direct the activities that most significantly impact each Fund’s economic performance. To the extent material, these Funds are consolidated if Company ownership, directly or indirectly, represents a majority interest (greater than 50%). The Company records redeemable noncontrolling interests in consolidated investments for which the Company's ownership is less than 100%. As of September 30, 2022, the Company has consolidated the Diamond Hill International Fund. As of December 31, 2021, the Company consolidated the Diamond Hill International Fund and the Diamond Hill Large Cap Concentrated Fund (the "Consolidated Funds"). The Company deconsolidated the Diamond Hill Large Cap Concentrated Fund during the three months ended September 30, 2022, as the Company's ownership declined to less than 50%.
DHCM is the investment manager of DHMF and is the managing member of Diamond Hill Fund GP, LLC (the “General Partner”), which is the general partner of DHMF. DHCM is wholly owned by, and consolidated with, the Company. Further, DHCM, through its control of the General Partner, has the power to direct DHMF’s economic activities and the right to receive investment advisory fees from DHMF that may be significant. DHMF commenced operations on June 1, 2021, and its underlying assets consist primarily of marketable securities.
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
Accounts Receivable
The Company records accounts receivable when they are due and presents them on the balance sheet net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of the individual or entity that owes the receivable. No allowance for doubtful accounts was deemed necessary at either September 30, 2022, or December 31, 2021. Accounts receivable from the Funds were $9.6 million as of September 30, 2022, and $11.8 million as of December 31, 2021.

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
Property and Equipment
Property and equipment, consisting of leasehold improvements, right-of-use lease assets, computer equipment, capitalized software, furniture, and fixtures, are carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated lives of the assets.
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

Revenue earned under contracts with clients during the three months ended September 30, 2022 and 2021 include:

	Three Months Ended September 30, 2022
	Investment advisory	Mutual fund administration, net	Total revenue
Proprietary funds	$24,072,698	$2,422,591	$26,495,289
Separately managed accounts, excluding performance-based fees	6,163,236	—	6,163,236
Performance-based fees	1,500,225	—	1,500,225
Sub-Advised funds	2,747,407	—	2,747,407
Model delivery	1,358,517	—	1,358,517
	$35,842,083	$2,422,591	$38,264,674

	Three Months Ended September 30, 2021
	Investment advisory	Mutual fund administration, net	Total revenue
Proprietary funds	$28,605,297	$3,206,175	$31,811,472
Separately managed accounts, excluding performance-based fees	6,953,548	—	6,953,548
Performance-based fees	11,860,051	—	11,860,051
Sub-Advised funds	3,067,774	—	3,067,774
Model delivery	1,361,709	—	1,361,709
	$51,848,379	$3,206,175	$55,054,554

Revenue earned during the nine months ended September 30, 2022 and 2021 under contracts with clients include:

	Nine Months Ended September 30, 2022
	Investment advisory	Mutual fund administration, net	Total revenue
Proprietary funds	$76,774,749	$8,013,040	$84,787,789
Separately managed accounts, excluding performance-based fees	19,926,337	—	19,926,337
Performance-based fees	1,500,225	—	1,500,225
Sub-Advised funds	8,741,898	—	8,741,898
Model delivery	4,585,925	—	4,585,925
	$111,529,134	$8,013,040	$119,542,174

	Nine Months Ended September 30, 2021
	Investment advisory	Mutual fund administration, net	Total revenue
Proprietary funds	$85,568,472	$9,004,731	$94,573,203
Separately managed accounts, excluding performance-based fees	20,472,633	—	20,472,633
Performance-based fees	11,860,051	—	11,860,051
Sub-Advised funds	8,705,847	—	8,705,847
Model delivery	3,526,906	—	3,526,906
	$130,133,909	$9,004,731	$139,138,640

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
DHCM also provides its strategy model portfolios and related services to sponsors of model delivery programs. For its services, DHCM is paid a model delivery fee by the program sponsor at a pre-determined rate based on the amount of assets under advisement ("AUA") in the program.
Revenue Recognition – Performance-Based Fees
DHCM manages certain client accounts that pay performance-based fees. These fees are calculated based on client investment results over rolling five-year periods. The Company records performance-based fees when it is probable that a significant reversal of the revenue will not occur. The Company recorded $1.5 million of performance-based fees during the three- and nine-month periods ended September 30, 2022. The Company recorded $11.9 million of performance-based fees during the three- and nine-month periods ended September 30, 2021, as a significant performance-based agreement reached its first five-year measurement term on September 30, 2021. After the initial five-year contract measurement term, the performance-based fee is calculated annually based on the client investment results over the recently completed five year period. The table below shows AUM subject to performance-based fees and the amount of performance-based fees that would be recognized based upon investment results as of September 30, 2022:

	As of September 30, 2022
	AUM subject to performance-based fees	Unearned performance-based fees
Contractual Measurement Period Ending:
Quarter Ending September 30, 2023	$411,171,353	$—
Total	$411,171,353	$—
The contractual end dates highlight the time remaining until the performance-based fees are scheduled to be earned. The amount of performance-based fees that would be recognized based upon investments results as of September 30, 2022 will fluctuate based on future client investment results through the end of the contractual period.
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

Mutual fund administration gross and net revenue are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Mutual fund administration:
Administration revenue, gross	$6,129,695	$7,436,287	$19,550,947	$22,466,306
Fund related expense	(3,707,104)	(4,230,112)	(11,537,907)	(13,461,575)
Mutual fund administration revenue, net	$2,422,591	$3,206,175	$8,013,040	$9,004,731
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
The Company is subject to examination by federal and applicable state and local jurisdictions for various tax periods. The Company’s income tax positions are based on research and interpretations of the income tax laws and rulings in each of the jurisdictions in which it does business. Due to the subjectivity of interpretations of laws and rulings in each jurisdiction, the differences and interplay in tax laws among those jurisdictions, and the inherent uncertainty in estimating the final resolution of complex tax audit matters, the Company’s estimates of income tax liabilities may differ materially from actual payments or assessments. The Company regularly assesses its positions with regard to tax exposures and records liabilities for these uncertain tax positions and related interest and penalties, if any, according to the principles of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740, Income Taxes. The Company records interest and penalties within income tax expense on the income statement. See Note 8.
Earnings Per Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period, which includes unvested restricted shares. See Note 9.
Recently Adopted Accounting Guidance
The Company did not adopt any new accounting guidance during the three months ended September 30, 2022, that had a material effect on its financial position or results of operations.
Newly Issued But Not Yet Adopted Accounting Guidance
The Company has considered all newly issued accounting guidance that is applicable to its operations and the preparation of its consolidated statements, including guidance it has not yet adopted. The Company does not believe that any such guidance had, or will have, a material effect on its financial position or results of operations.

Note 3 Investments
The following table summarizes the carrying value of the Company's investments as of September 30, 2022, and December 31, 2021:

	As of
	September 30, 2022	December 31, 2021
Fair value investments:
Securities held in Consolidated Funds(a)	$50,498,804	$73,855,204
Company sponsored investments	64,245,205	79,173,437
Company sponsored equity method investments	21,497,590	13,627,360
Total Investments	$136,241,599	$166,656,001
(a) Of the securities held in the Consolidated Funds as of September 30, 2022, the Company directly held $32.3 million and noncontrolling shareholders held $18.2 million. Of the securities held in the Consolidated Funds as of December 31, 2021, the Company directly held $55.8 million and noncontrolling shareholders held $18.1 million.
As of September 30, 2022, the Company has consolidated the Diamond Hill International Fund. As of December 31, 2021, the Company consolidated the Diamond Hill International Fund and the Diamond Hill Large Cap Concentrated Fund. The Company deconsolidated the Diamond Hill Large Cap Concentrated Fund during the three months ended September 30, 2022, as the Company's ownership declined to less than 50%.

The components of net investment income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Realized gains (losses)	$(162,973)	$1,185,429	$(432,444)	$5,244,509
Change in unrealized gains / losses	(8,742,185)	(4,689,325)	(35,262,608)	1,572,140
Dividends	886,212	971,107	2,517,672	2,241,037
Other	(12,760)	(96,800)	(124,456)	(146,735)
Investment income (loss), net	$(8,031,706)	$(2,629,589)	$(33,301,836)	$8,910,951

Company Sponsored Equity Method Investments
As of September 30, 2022, the Company's equity method investments consisted of DHMF and the Diamond Hill Large Cap Concentrated Fund, and the Company's ownership percentage in each of these investments was 85% and 49%, respectively. The Company's ownership in DHMF and the Diamond Hill Large Cap Concentrated Fund includes $3.4 million of deferred compensation plan investments.
The following table includes the condensed summary financial information from the Company's equity method investments as of and for the three- and nine-month periods ended September 30, 2022:

		As of
		September 30, 2022
Total assets		$36,539,300
Total liabilities		2,753,508
Net assets		33,785,792
DHCM's portion of net assets		$21,497,590

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2022	September 30, 2022
Investment income	$178,387	$254,322
Expenses	48,142	83,291
Net realized losses	98,675	79,106
Change in unrealized	(400,858)	(4,099,039)
Net loss	(171,938)	(3,848,902)
DHCM's portion of net loss	$120,512	$(3,013,611)

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
The following table summarizes investments that are recognized in the Company's consolidated balance sheet using fair value measurements (excluding investments classified as equity method investments) determined based upon the differing levels as of September 30, 2022:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$61,770,076	—	—	$61,770,076
Fair value investments:
Securities held in Consolidated Funds(a)	$24,500,759	$25,998,045	—	$50,498,804
Company-sponsored investments	$64,245,205	—	—	$64,245,205
(a) Of the securities held in the Consolidated Funds as of September 30, 2022, the Company directly held $32.3 million and noncontrolling shareholders held $18.2 million.
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
The Company did not borrow under the Credit Agreement during the nine months ended September 30, 2022, and no borrowings were outstanding as of September 30, 2022.

Note 6 Compensation Plans
Share-Based Payment Transactions
The Company maintains the shareholder-approved Diamond Hill Investment Group, Inc. 2022 Equity and Cash Incentive Plan (the "2022 Plan"), which authorizes the issuance of 300,000 common shares of Company stock in various forms of equity awards. As of September 30, 2022, there were 293,058 common shares available for grants under the 2022 Plan. Previously, the Company issued equity awards under the Diamond Hill Investment Group, Inc. 2014 Equity and Cash Incentive Plan (the "2014 Plan"). There are no longer any common shares available for issuance under the 2014 Plan, although grants previously made under the 2014 Plan remain issued and outstanding.

Restricted stock grants represent common shares issued and outstanding upon grant subject to vesting restrictions. The Company issues restricted stock grants that cliff vest after five years to all new employees upon hire and additional awards annually to key existing employees in the form of three-year graded vesting stock grants.
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
The following table represents a roll-forward of outstanding restricted stock and related activity for the nine months ended September 30, 2022:

	Shares	Weighted-Average Grant Date Price per Share
Outstanding restricted stock as of December 31, 2021	201,170	$165.61
Grants issued	75,764	176.42
Grants vested	(38,447)	173.28
Grants forfeited	(4,801)	154.88
Total outstanding restricted stock as of September 30, 2022	233,686	$168.07

Total deferred equity compensation related to unvested restricted stock was $20.0 million as of September 30, 2022. The recognition of compensation expense related to deferred compensation over the remaining vesting periods is as follows:

Three Months Remaining In
2022	2023	2024	2025	2026	Thereafter	Total
$2,740,952	$9,402,763	$5,856,159	$1,525,489	$328,299	$121,718	$19,975,380
Employee Stock Purchase Plan
Under the Diamond Hill Investment Group, Inc. Employee Stock Purchase Plan (the "ESPP"), eligible employees may purchase shares of the Company's common stock at 85% of the fair market value on the last day of each offering period. Each offering period is approximately three months, which coincides with the Company's fiscal quarters. During the nine-month period ended September 30, 2022, ESPP participants purchased 3,176 shares of common stock for $0.5 million, and the Company recorded $0.1 million of share-based payment expense related to these purchases. During the nine-month period ended September 30, 2021, ESPP participants purchased 3,568 shares of common stock for $0.5 million and the Company recorded $0.1 million of share-based payment expense related to these purchases.
Stock Grant Transactions
The following table represents common shares issued as part of the Company's incentive compensation program during the nine-month periods ended September 30, 2022, and 2021:

	Shares Issued	Grant Date Value
September 30, 2022	2,743	$487,870
September 30, 2021	3,681	$529,806

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
Deferred Compensation Plans
The Company offers two deferred compensation plans: the Diamond Hill Fixed Term Deferred Compensation Plan and the Diamond Hill Variable Term Deferred Compensation Plan (together, the “ DC Plans”). Under the DC Plans, participants may elect to voluntarily defer, for a minimum of five years, certain incentive compensation that the Company then contributes into the DC Plans. Participants are responsible for designating investment options for the assets they contribute, and the distribution paid to each participant reflects any gains or losses on the assets realized in connection with the DC Plans. Assets held in the DC Plans are included in the Company’s investment portfolio, and the associated obligation to participants is included in deferred compensation liability. Deferred compensation liability was $28.2 million and $37.3 million as of September 30, 2022 and December 31, 2021, respectively.
Note 7 Operating Lease
The Company currently leases office space of approximately 37,829 square feet at a single location.
As of September 30, 2022, the carrying value of this right-of-use asset, which is included in property and equipment, was approximately $1.2 million net of deferred rent on the consolidated balance sheets. As of September 30, 2022, the carrying value of the lease liability was approximately $1.5 million, which is included in accounts payable and accrued expenses on the consolidated balance sheets.
The following table summarizes the total lease and operating expenses for the three- and nine-month periods ended September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021
Three Months Ended	$237,471	$241,200
Nine Months Ended	$681,025	$691,432
The approximate future minimum lease payments under the operating lease are as follows:

Future Minimum Lease Payments
Three Months Remaining In
2022	2023	2024	2025	2026	Total
$156,045	$624,179	$624,179	$156,045	—	$1,560,448

Note 8 Income Taxes
The Company has determined its interim tax provision projecting an estimated annual effective tax rate.
A reconciliation of the statutory federal tax rate to the Company’s effective income tax rate is as follows:

	Nine Months Ended September 30,
	2022	2021
Statutory U.S. federal income tax rate	21.0%	21.0%
State and local income taxes, net of federal benefit	4.5%	5.2%
Internal revenue code section 162 limitations	1.8%	0.7%
Other	(1.2)%	0.1%
Unconsolidated effective income tax rate	26.1%	27.0%
Impact attributable to redeemable noncontrolling interest(a)	5.1%	(0.2)%
Effective income tax rate	31.2%	26.8%
(a) The provision for income taxes includes the impact of the operations of the Consolidated Funds, which are not subject to federal income taxes. Accordingly, a portion of the Company’s earnings are not subject to corporate tax levels.
The Company's actual effective tax rate for the fiscal year ending December 31, 2022 could be materially different from the projected rate as of September 30, 2022.
The net temporary differences incurred to date will reverse in future periods as the Company generates taxable earnings. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets recorded. The Company records a valuation allowance when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, no valuation allowance was deemed necessary.
FASB ASC 740, Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company recognizes tax benefits related to positions taken, or expected to be taken, on its tax returns, only if the positions are more likely than not sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its financial statements. The Company did not record an accrual for tax-related uncertainties or unrecognized tax positions as of September 30, 2022 or December 31, 2021.
The Company did not recognize any interest and penalties during the nine months ended September 30, 2022.

Note 9 Earnings Per Share
The Company’s common shares outstanding consist of all shares issued and outstanding, including unvested restricted shares. Basic and diluted earnings per share ("EPS") are calculated under the two-class method. The following table sets forth the computation for basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Income	$10,372,400	$24,875,795	$19,863,180	$56,764,946
Less: Net loss (income) attributable to redeemable noncontrolling interest	1,642,040	751,850	5,694,098	(563,960)
Net income attributable to common shareholders	$12,014,440	$25,627,645	$25,557,278	$56,200,986

Weighted average number of outstanding shares - Basic	3,078,666	3,192,535	3,138,834	3,182,065
Weighted average number of outstanding shares - Diluted	3,078,666	3,192,535	3,138,834	3,182,065

Earnings per share attributable to common shareholders
Basic	$3.90	$8.03	$8.14	$17.66
Diluted	$3.90	$8.03	$8.14	$17.66

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
Under the terms of the Purchase Agreement, DHCM received an additional payment of $6.8 million based on the net revenue of the High Yield-Focused Funds on July 30, 2022, which was included in gain on sale of high yield-focused advisory contracts in the Consolidated Statements of Income during the third quarter of 2022.

Note 12 Subsequent Events
On October 26, 2022, the Company's board of directors ("Board") approved a quarterly cash dividend for the fourth quarter of 2022 of $1.50 per share. The Board also approved a special cash dividend of $4.00 per share. Both the regular quarterly dividend and special dividend will be payable on December 9, 2022, to shareholders of record as of November 25, 2022. These dividends are expected to reduce shareholders' equity by approximately $16.6 million.

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Throughout this Form 10-Q and other publicly available documents, including the documents incorporated herein by reference, the Company may make forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), relating to such matters as anticipated operating results, AUM prospects and levels, technological developments, economic trends (including interest rates and market volatility), expected transactions and similar matters. The words "believe," "expect," "anticipate," "estimate," "guidance," "forecast," "may," "will," "likely," "project," "should," "hope," "seek," "plan," "intend" and similar expressions identify forward-looking statements that speak only as of the date thereof. Similarly, descriptions of our objectives, strategies, plans, goals or targets are also forward-looking statements. While the Company believes that the assumptions underlying its forward-looking statements are reasonable, investors are cautioned that any of the assumptions could prove to be inaccurate and, accordingly, actual results and experiences could differ materially from the anticipated results or other expectations expressed in the forward-looking statements.
Factors that could cause such actual results or experiences to differ from results discussed in the forward-looking statements include, but are not limited to: (i) any reduction in the Company's AUM; (ii) withdrawal, renegotiation, or termination of DHCM's investment advisory agreements; (iii) damage to the Company's reputation; (iv) failure to comply with investment guidelines or other contractual requirements; (v) challenges from the competition the Company faces in its business; (vi) adverse regulatory and legal developments; (vii) unfavorable changes in tax laws or limitations; (viii) interruptions in or failure to provide critical technological service by the Company or third parties; (ix) adverse civil litigation and government investigations or proceedings; (x) risk of loss on the Company's investments; (xi) lack of sufficient capital on satisfactory terms; (xii) losses or costs not covered by insurance; (xiii) impairment of goodwill or intangible assets; (xiv) a decline in the performance of the Company's products; (xv) changes in interest rates and inflation; (xvi) changes in national and local economic and political conditions; (xvii) the continuing economic uncertainty in various parts of the world; (xviii) the after-effects of the COVID-19 pandemic; (xix) political uncertainty caused by, among other things, political parties, economic nationalist sentiments, tensions surrounding the current socioeconomic landscape, and other risks identified from time-to-time in other public documents the Company files with the SEC.

Readers are cautioned not to place undue reliance on forward-looking statements. The Company undertakes no obligation to publicly update forward-looking statements. Readers are advised, however, to consult any further disclosures the Company makes on related subjects in its public announcements and SEC filings.
General
The Company derives consolidated revenue and net income from investment advisory and fund administration services provided by DHCM. DHCM is a registered investment adviser under the 1940 Act, as amended. DHCM sponsors, distributes, and provides investment advisory and related services to clients through pooled investment vehicles, including the Funds, DHMF, separately managed accounts, and model delivery programs.
DHCM is committed to generating excellent, long-term investment outcomes and building enduring client partnerships. By committing to shared investment principles, including valuation-disciplined active portfolio management, fundamental bottom-up research, and a long-term business owner mindset, DHCM has created a suite of investment strategies designed for long-term strategic allocations from institutionally-oriented investors. DHCM’s core values of curiosity, ownership, trust, and respect create an environment where investment professionals focus on results and all teammates focus on the overall client experience. The combination of these investment principles and core values creates an aligned boutique model ensuring the Company's associates have a vested interest in the success of the Company's clients. This alignment with clients is emphasized through: (i) personal investment by Company employees in the strategies managed, (ii) a fee philosophy focused on a fair sharing of the economics among clients, employees, and shareholders, (iii) a strict adherence to capacity discipline ensuring the ability to add value for existing clients, and (iv) compensation driven by the value created for clients.
The Company's primary objective is to fulfill its fiduciary duty to its clients. The Company believes this focus on generating excellent, long-term investment outcomes and building enduring client partnerships will enable it to grow its intrinsic value to achieve a compelling, long-term return for its shareholders.

Assets Under Management
The Company derives revenue primarily from DHCM's investment advisory and administration fees. Investment advisory and administration fees paid to DHCM are generally based on the value of the investment portfolios it manages and fluctuate with changes in the total value of its AUM. The Company, through DHCM, recognizes revenue when it satisfies its performance obligations under the terms of the applicable contract.

The Company's revenues are highly dependent on both the value and composition of AUM. The following is a summary of the Company's AUM by product and investment objective, as well as a roll-forward of the change in AUM, for the three- and nine-month periods ended September 30, 2022 and 2021:

	Assets Under Management
	As of September 30,
(in millions, except percentages)	2022	2021	% Change
Proprietary funds	$15,151	$18,750	(19)%
Sub-advised funds	3,038	3,665	(17)%
Separately managed accounts	5,693	6,771	(16)%
Total AUM	$23,882	$29,186	(18)%

	Assets Under Management by Investment Strategy
	As of September 30,
(in millions, except percentages)	2022	2021	% Change
U.S. Equity
Large Cap	$15,713	$19,651	(20)%
Small-Mid Cap	2,515	3,031	(17)%
Mid Cap	847	1,086	(22)%
Small Cap	342	595	(43)%
All Cap Select	407	404	1%
Large Cap Concentrated	86	50	72%
Micro Cap	14	14	—%
Total U.S. Equity	19,924	24,831	(20)%

Alternatives
Long-Short	1,776	2,062	(14)%
Total Alternatives	1,776	2,062	(14)%

Global/International Equity
International	45	29	55%
Global(a)	—	16	NM
Total Global/International Equity	45	45	—%

Fixed Income
Short Duration Securitized Bond	1,357	1,494	(9)%
Core Fixed Income	755	764	(1)%
Long Duration Treasury	34	50	(32)%
Total Fixed Income	2,146	2,308	(7)%

Total-All Strategies	23,891	29,246	(18)%
(Less: Investments in affiliated funds)(b)	(9)	(60)	NM
Total AUM	$23,882	$29,186	(18)%
(a) The Diamond Hill Global Fund was liquidated on December 17, 2021.
(b) Certain of the Funds own shares of the Diamond Hill Short Duration Securitized Bond Fund. The Company reduces the total AUM by the investments held in this affiliated fund.

	Change in Assets Under Management
	For the Three Months Ended September 30,
(in millions)	2022	2021
AUM at beginning of the period	$25,789	$32,360
Net cash inflows (outflows)
proprietary funds	(629)	155
sub-advised funds	53	—
separately managed accounts	(184)	65
	(760)	220
Sale of high yield-focused advisory contracts	—	(3,456)
Net market appreciation (depreciation) and income	(1,147)	62
Decrease during the period	(1,907)	(3,174)
AUM at end of the period	$23,882	$29,186

Average AUM during the period	$26,245	$30,659

	Change in Assets Under Management
	For the Nine Months Ended September 30,
(in millions)	2022	2021
AUM at beginning of the period	$31,028	$26,411
Net cash inflows (outflows)
proprietary funds	(884)	2,142
sub-advised funds	(129)	(57)
separately managed accounts	(25)	279
	(1,038)	2,364
Sale of high yield-focused advisory contracts	—	(3,456)
Net market appreciation (depreciation) and income	(6,108)	3,867
Increase (decrease) during the period	(7,146)	2,775
AUM at end of the period	$23,882	$29,186

Average AUM during the period	$28,300	$30,305

	Net Cash Inflows (Outflows) Further Breakdown For the Three Months Ended September 30,
(in millions)	2022	2021
Net cash inflows (outflows)
Equity	$(682)	$(18)
Fixed Income	(78)	238
	$(760)	$220

	Net Cash Inflows (Outflows) Further Breakdown For the Nine Months Ended September 30,
(in millions)	2022	2021
Net cash inflows (outflows)
Equity	$(1,064)	$1,182
Fixed Income	26	1,182
	$(1,038)	$2,364
AUM decreased $1.9 billion during the three months ended September 30, 2022, due to depreciation in the financial markets and net outflows out of the Company's strategies during the period. The Company experienced both equity and fixed income outflows during the period. Equity outflows were primarily out of the Company's Large Cap strategy.
AUM decreased $7.1 billion during the nine months ended September 30, 2022, due to depreciation in the financial markets and net outflows out of the Company's strategies. The Company experienced equity outflows during the period primarily out of the Company's Large Cap strategy.
Model Delivery Programs - Assets Under Advisement
DHCM provides strategy-specific model portfolios to sponsors of model delivery programs. DHCM does not have discretionary investment authority over individual client accounts in model delivery programs, and therefore, these assets are not included in the Company's AUM. Rather, the Company refers to these model delivery assets as assets under advisement or AUA. DHCM is paid for its services by the program sponsor at a pre-determined rate based on the amount of AUA in the program. Model delivery AUA was $1.7 billion as of September 30, 2022, $2.1 billion as of December 31, 2021, and $1.9 billion as of September 30, 2021.

Consolidated Results of Operations
The following is a table and discussion of the Company's consolidated results of operations.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except per share amounts and percentages)	2022	2021	% Change	2022	2021	% Change
Total revenue	$38,265	$55,055	(30)%	$119,542	$139,139	(14)%
Net operating income	16,033	28,321	(43)%	55,357	59,620	(7)%
Net operating income, as adjusted(a)	14,981	28,324	(47)%	48,436	64,238	(25)%
Investment income (loss), net	(8,032)	(2,630)	NM	(33,302)	8,911	NM
Gain on sale of high yield-focused advisory contracts	6,814	9,000	NM	6,814	9,000	NM
Income tax expense	4,442	9,816	(55)%	9,006	20,766	(57)%
Net income attributable to common shareholders	12,014	25,628	(53)%	25,557	56,201	(55)%
Earnings per share attributable to common shareholders (diluted)	$3.90	$8.03	(51)%	$8.14	$17.66	(54)%
Operating profit margin	42%	51%		46%	43%
Operating profit margin, as adjusted(a)	39%	51%		41%	46%
(a) Net operating income, as adjusted, and operating profit margin, as adjusted, are non-GAAP financial measures. See the "Use of Supplemental Data as Non-GAAP Financial Measures" section within this Quarterly Report on Form 10-Q.
Summary Discussion of Consolidated Results of Operations - Three Months Ended September 30, 2022, compared with Three Months Ended September 30, 2021
Revenue for the three months ended September 30, 2022, decreased $16.8 million compared to the three months ended September 30, 2021. The Company recognized $1.5 million of performance-based fees during the three months ended September 30, 2022 compared to $11.9 million of performance-based fees recognized during the three months ended September 30, 2021. A significant performance-based agreement reached its first five-year measurement term on September 30, 2021. The remaining decrease in revenue was due to a 14% decrease in average AUM. The average advisory fee rate remained unchanged at 0.52% quarter-over-quarter.
Operating profit margin was 42% for the three months ended September 30, 2022, and 51% for the three months ended September 30, 2021. Operating profit margin, as adjusted, was 39% for the three months ended September 30, 2022, and 51% for the same period in 2021. Operating profit margin, as adjusted, excludes deferred compensation expense (benefit) from operating income because it is offset by an equal amount in investment income (loss) below net operating income on the income statement and thus has no effect on net income attributable to the Company. The Company believes the use of financial measures that are based on methodologies other than GAAP (“non-GAAP financial measures”) helpt the reader to understand its core operating results and increases comparability period-to-period. See "Use of Supplemental Data as Non-GAAP Financial Measures" section within this Quarterly Report on Form 10-Q.
The Company expects that its operating margin will fluctuate from period-to-period based on various factors, including revenues, investment results in the strategies the Company manages, employee performance, staffing levels, and gains and losses on investments held in deferred compensation plans.
The Company had $8.0 million in investment losses due to market depreciation for the three months ended September 30, 2022, compared to $2.6 million in investment losses due to market depreciation for the three months ended September 30, 2021.
The Company recorded a gain of $6.8 million from the final payment on the sale of its High Yield-Focused Advisory Contracts for the three months ended September 30, 2022. The Company recorded a gain of $9.0 million from the initial payment on the sale of its High Yield-Focused Advisory Contracts for the three months ended September 30, 2021.
Income tax expense decreased $5.4 million for the three months ended September 30, 2022, compared to the same period in 2021. The decrease in income tax expense was primarily due to the decrease in the Company's income before taxes as a result of the investment losses incurred during the period.

The Company generated net income attributable to common shareholders of $12.0 million ($3.90 per diluted share) for the three months ended September 30, 2022, compared with net income attributable to common shareholders of $25.6 million ($8.03 per diluted share) for the three months ended September 30, 2021. The decrease in net income attributable to common shareholders period-over-period was primarily due to the decline of revenues as a result of decreased AUM, as well as an increase in investment losses compared to the prior period.
Revenue

	Three Months Ended September 30,
(in thousands, except percentages)	2022	2021	% Change
Investment advisory	$35,842	$51,848	(31)%
Mutual fund administration, net	2,423	3,207	(24)%
Total	$38,265	$55,055	(30)%
Investment Advisory Fees. Investment advisory fees decreased $16.0 million, or 31%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021.. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates, which vary by investment product.
The Company recognized $1.5 million of performance-based fees during the three months ended September 30, 2022 compared to $11.9 million of performance-based fees recognized during the three months ended September 30, 2021. A significant performance-based agreement reached its first five-year measurement term on September 30, 2021. After the initial five-year contract measurement term, the performance-based fee is calculated annually based on the client investment results over the recently completed five year period.
The remaining decrease in investment advisory fees was due to a decrease of 14% in average AUM. The average advisory fee rate excluding performance-based fees for the three months ended September 30, 2022 and the three months ended September 30, 2021 was 0.52% for both periods.
Mutual Fund Administration Fees. Mutual fund administration fees decreased $0.8 million, or 24%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of the Funds' average AUM. This decrease was primarily due to the impact of a 17% decrease in the Funds' average AUM for the three months ended September 30, 2021, compared to the three months ended September 30, 2022.

Expenses

	Three Months Ended September 30,
(in thousands, except percentages)	2022	2021	% Change
Compensation and related costs, excluding deferred compensation expense	$17,260	$20,433	(16)%
Deferred compensation expense (benefit)	(1,052)	3	NM
General and administrative	3,475	3,637	(4)%
Sales and marketing	1,729	1,767	(2)%
Mutual fund administration	820	894	(8)%
Total	$22,232	$26,734	(17)%
Compensation and Related Costs, Excluding Deferred Compensation Expense. Employee compensation and benefits decreased by $3.2 million, or 16%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. This decrease was due to a decrease in accrued incentive compensation of $4.1 million that was partially offset by an increase in restricted stock expense of $0.7 million related to the issuance of annual long-term incentive awards in the first quarter of 2022, and an increase in salary and related benefits of $0.2 million.

Incentive compensation expense can fluctuate significantly period-over-period as the Company evaluates investment performance, individual performance, Company performance and other factors.
Deferred Compensation Expense (Benefit). Deferred compensation benefit for the three months ended September 30, 2022 was $1.1 million. Deferred compensation expense was not significant for the three months ended September 30, 2021.
The gain (loss) on deferred compensation plan investments increases (decreases) deferred compensation expense (benefit) and is included in operating income. Deferred compensation expense (benefit) is offset by an equal amount in investment income (loss) below net operating income on the consolidated statements of income, and thus, has no impact on net income attributable to the Company.
General and Administrative. General and administrative expenses decreased by $0.2 million, or 4%, for the three months ended September 30, 2022, compard to the three months ended September 30, 2021. This decrease was primarily due to a decrease in consulting fees in 2022.
Sales and Marketing. Sales and marketing expenses decreased by 2%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The decrease was primarily due to a reduction in payments made to third party intermediaries as a result of the decrease in the Funds' average AUM period-over-period.
Mutual Fund Administration. Mutual fund administration expense decreased by $0.1 million, or 8%, from the three months ended September 30, 2021, compared to the three months ended September 30, 2022. Mutual fund administration expenses consist of both variable and fixed expenses. The decrease was due to a reduction in variable expenses as a result of the decrease in the Funds' average AUM period-over-period.
Summary Discussion of Consolidated Results of Operations - Nine Months Ended September 30, 2022, compared with Nine Months Ended September 30, 2021
Revenue for the nine months ended September 30, 2022, decreased $19.6 million compared to revenue for the same period in 2021. The Company recognized $1.5 million of performance-based fees during the nine months ended September 30, 2022 compared to $11.9 million of performance-based fees recognized during the nine months ended September 30, 2021. A significant performance-based agreement reached its first five-year measurement term on September 30, 2021. The remaining decrease was due to the sale of the High Yield-Focused Advisory Contracts in July of 2021. During the nine months ended September 30, 2021, the Company recognized $8.6 million of investment advisory fees from these contracts before they were sold. The average advisory fee rate remained unchanged at 0.52% period-over-period.
Operating profit margin was 46% for the nine months ended September 30, 2022, and 43% for the nine months ended September 30, 2021. Operating profit margin, as adjusted, was 41% for the nine months ended September 30, 2022, and 46% for the nine months ended September 30, 2021. Operating profit margin, as adjusted, excludes deferred compensation expense (benefit) from operating income because it is offset by an equal amount in investment income (loss) below net operating income on the income statement and thus has no effect on net income attributable to the Company. The Company believes this non-GAAP financial measure helps the reader to understand its core operating results and increases comparability period-to-period. See "Use of Supplemental Data as Non-GAAP Financial Measures" section within this report.
The Company expects that its operating margin will fluctuate from period-to-period based on various factors, including revenues, investment results, employee performance, staffing levels, gains and losses on investments held in deferred compensation plans, and the development of investment strategies, products, or channels.
The Company recognized $33.3 million in investment losses due to market depreciation for the nine months ended September 30, 2022, compared with investment income of $8.9 million for the nine months ended September 30, 2021.
The Company recorded a gain of $6.8 million from the final payment on the sale of its High Yield-Focused Advisory Contracts for the nine months ended September 30, 2022. The Company recorded a gain of $9.0 million from the initial payment on the sale of its High Yield-Focused Advisory Contracts for the nine months ended September 30, 2021.
Income tax expense decreased $11.8 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The decrease in income tax expense was primarily due to the decrease in the Company's income before taxes.

The Company generated net income attributable to common shareholders of $25.6 million ($8.14 per diluted share) for the nine months ended September 30, 2022, compared with net income attributable to common shareholders of $56.2 million ($17.66 per diluted share) for the same period in 2021. The decrease in net income attributable to common shareholders period-over-period was primarily due to the decline in revenues as a result of decreased AUM, as well as investment losses compared to the prior period.
Revenue

	Nine Months Ended September 30,
(in thousands, except percentages)	2022	2021	% Change
Investment advisory	$111,529	$130,134	(14)%
Mutual fund administration, net	8,013	9,005	(11)%
Total	$119,542	$139,139	(14)%
Investment Advisory Fees. Investment advisory fees for the nine months ended September 30, 2022, decreased $18.6 million, or 14%, compared to the nine months ended September 30, 2021. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates, which vary by investment product.
The Company recognized $1.5 million of performance-based fees during the nine months ended September 30, 2022 compared to $11.9 million of performance-based fees recognized during the nine months ended September 30, 2021. A significant performance-based agreement reached its first five-year measurement term on September 30, 2021. After the initial five-year contract measurement term, the performance-based fee is calculated annually based on the client investment results over the recently completed five year period.
The remaining decrease was due to the sale of the High Yield-Focused Advisory Contracts in July of 2021. During the nine months ended September 30, 2021, the Company recognized $8.6 million of investment advisory fees from these contracts before they were sold. The average advisory fee rate remained unchanged at 0.52% period-over-period.
Mutual Fund Administration Fees. Mutual fund administration fees for the nine months ended September 30, 2022, decreased $1.0 million, or 11%, compared to the nine months ended September 30, 2021. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of the Funds' average AUM. The Funds' average AUM decreased approximately 11% for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2022.
Expenses

	Nine Months Ended September 30,
(in thousands, except percentages)	2022	2021	% Change
Compensation and related costs, excluding deferred compensation expense (benefit)	$53,129	$56,188	(5)%
Deferred compensation expense (benefit)	(6,921)	4,618	NM
General and administrative	10,175	10,324	(1)%
Sales and marketing	5,327	5,672	(6)%
Mutual fund administration	2,475	2,717	(9)%
Total	$64,185	$79,519	(19)%
Compensation and Related Costs, Excluding Deferred Compensation Expense (Benefit). Employee compensation and benefits for the nine months ended September 30, 2022, decreased by $3.1 million compared to the nine months ended September 30, 2021. This decrease was due to a decrease in accrued incentive compensation of $5.6 million and a decrease in salary and related benefits of $0.3 million, which were partially offset by an increase in restricted stock expense of $2.8 million related to the issuance of annual long-term incentive awards in the first quarter of 2022. Incentive compensation expense can fluctuate significantly period-over-period as the Company evaluates investment performance, individual performance, Company performance, and other factors.

Deferred Compensation Expense (Benefit). Deferred compensation benefit was $6.9 million for the nine months ended September 30, 2022, compared to an expense of $4.6 million for the nine months ended September 30, 2021, primarily due to market depreciation on the Company's deferred compensation plan investments period-over-period.
The gain (loss) on deferred compensation plan investments increases (decreases) deferred compensation expense (benefit) and is included in operating income. Deferred compensation expense (benefit) is offset by an equal amount in investment income (loss) below net operating income on the consolidated statements of income, and thus, has no impact on net income attributable to the Company.
General and Administrative. General and administrative expense for the nine months ended September 30, 2022, decreased by $0.1 million, or 1%, compared to the nine months ended September 30, 2021. The decrease was primarily due to a decrease in consulting fees in 2022.
Sales and Marketing. Sales and marketing expense for the nine months ended September 30, 2022, decreased by $0.3 million, or 6%, compared to the nine months ended September 30, 2021. The decrease was primarily due to decreased payments made to third-party intermediaries related to the sale of the Funds on their platforms.
Mutual Fund Administration. Mutual fund administration expenses for the nine months ended September 30, 2022, decreased by $0.2 million, or 9%, compared to the nine months ended September 30, 2021. Mutual fund administration expenses consist of both variable and fixed expenses. The decrease was primarily due to a reduction in the Funds' average AUM period-over-period.

Liquidity and Capital Resources
Sources of Liquidity
The Company's current financial condition is liquid, with a significant amount of its assets comprised of cash and cash equivalents, investments, accounts receivable, and other current assets. The Company's main source of liquidity is cash flows from operating activities, which are generated from investment advisory and mutual fund administration fees. Cash and cash equivalents, investments held directly by DHCM, accounts receivable, and other current assets represented $177.3 million and $214.7 million of total assets as of September 30, 2022, and December 31, 2021, respectively. The Company believes that these sources of liquidity, as well as its continuing cash flows from operating activities, will be sufficient to meet its current and future operating needs.
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

Share Repurchases

The Company repurchased 198,733 of its common shares during the nine months ended September 30, 2022, for a total of $35.7 million. As of September 30, 2022, $18.4 million remains available for repurchases under the 2022 Repurchase Program. See "Part II - Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds" for a description of the 2022 Repurchase Program.

Dividends
Subject to Board approval and compliance with applicable law, the Company expects to pay a regular quarterly dividend of $1.50 per share. In addition to regular quarterly dividends, the Board will decide whether to approve and pay a special dividend in the fourth quarter of each fiscal year. Although the Company currently expects to pay regular quarterly dividends, depending on various circumstances and the Board's judgment, the Company may not pay such dividends as described. A summary of cash dividends paid during the nine months ended September 30, 2022, is presented below:

Dividend	Declaration Date	Date Paid	Dividend Amount (in millions)
First quarter - $1.50 per share	February 25, 2022	March 18, 2022	$4.8
Second quarter - $1.50 per share	April 26, 2022	June 17, 2022	4.7
Third quarter - $1.50 per share	July 28, 2022	September 16, 2022	4.6
Total			$14.1
On October 26, 2022, the Board approved a regular quarterly dividend for the fourth quarter of 2022 of $1.50 per share. The Board also approved a special cash dividend of $4.00 per share. Both the fourth quarter regular dividend and the special dividend will be paid on December 9, 2022, to shareholders of record as of November 25, 2022. These dividends are expected to reduce shareholders' equity by approximately $16.6 million.
Working Capital
As of September 30, 2022, the Company had working capital of approximately $147.1 million, compared to $168.5 million as of December 31, 2021. Working capital includes cash and cash equivalents, accounts receivable, investments, and other current assets of DHCM, net of accounts payable and accrued expenses, accrued incentive compensation, deferred compensation and other current liabilities of DHCM.
Below is a summary of investments as of September 30, 2022 and December 31, 2021.

	As of
	September 30, 2022	December 31, 2021
Corporate Investments:
Diamond Hill Core Bond Fund	$41,010,139	$46,755,404
Diamond Hill International Fund	30,783,521	41,673,154
Diamond Hill Large Cap Concentrated Fund	9,418,581	12,098,049
Diamond Hill Micro Cap Fund, LP	8,649,384	10,703,473
Total Corporate Investments	89,861,625	111,230,080
Deferred Compensation Plan Investments in the Funds	28,226,669	37,348,294
Total investments held by DHCM	118,088,294	148,578,374
Redeemable noncontrolling interest in Consolidated Funds	18,153,305	18,077,627
Total investments	$136,241,599	$166,656,001
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
For the nine months ended September 30, 2022, net cash provided by operating activities totaled $16.2 million. Cash inflows from operating activities were primarily driven by net income of $19.9 million, and the add backs of net investment losses of $35.0 million, share-based compensation of $8.0 million, and depreciation of $1.0 million. These inflows were partially offset by a $12.5 million decrease in the incentive compensation accrual primarily due to the payment of annual incentive compensation in the first quarter of 2022, a net change in securities held by the Consolidated Funds of $17.5 million, the cash impact of timing differences in the settlement of other assets and liabilities of $10.9 million, and the adjustment to net income of $6.8 million for the gain on sale of the High Yield-Focused Advisory Contracts. Net cash provided by operating activities of $16.2 million is inclusive of $10.4 million of cash used in operations by the Consolidated Funds.
For the nine months ended September 30, 2021, net cash provided by operating activities totaled $15.3 million. Cash inflows from operating activities were primarily driven by net income of $56.8 million, the add back of share-based compensation of $5.4 million, depreciation of $0.9 million, and a $1.0 million increase in the incentive compensation accrual. These inflows were partially offset by the adjustment to net income of $9.0 million for the gain on sale of the High Yield-Focused Advisory Contracts, securities purchased by the Consolidated Funds of $23.5 million, and the cash impact of timing differences in the settlement of other assets and liabilities of $16.3 million. Net cash provided by operating activities of $15.3 million is inclusive of $23.0 million of cash used in operations by the Consolidated Funds.

Cash Flows from Investing Activities
The Company’s cash flows from investing activities consist primarily of capital expenditures and purchases and redemptions in the Company's investment portfolio.
Cash flows provided by investing activities totaled $8.5 million for the nine months ended September 30, 2022. Cash flows provided by investing activities were driven by proceeds from the sale of Company sponsored investments totaling $6.8 million, and $6.8 million of proceeds received from the final payment for the sale of the High Yield-Focused Advisory Contracts. These proceeds were partially offset by purchases of Company-sponsored investments of $5.1 million. During the nine months ended September 30, 2022, all purchases and sales of investments were in the Company's deferred compensation plans.
Cash flows used in investing activities totaled $0.5 million for the nine months ended September 30, 2021. Cash flows used in investing activities were primarily driven by purchases of Company-sponsored investments of $17.0 million and property and equipment purchases of $1.0 million. These outflows were partially offset by proceeds from the sale of Company-sponsored investments totaling $8.5 million and $9.0 million of proceeds received from the sale of the High Yield-Focused Advisory Contracts.

Cash Flows from Financing Activities
The Company’s cash flows from financing activities consist primarily of the repurchase of its common stock, shares withheld related to employee tax withholding, dividends paid on its common stock, proceeds received under the ESPP, and distributions to, or contributions from, redeemable noncontrolling interest holders.
For the nine months ended September 30, 2022, net cash used in financing activities totaled $42.0 million, consisting of cash outflows for repurchases of the Company’s common stock of $35.7 million, the payment of quarterly dividends totaling $14.1 million, and the value of shares withheld to cover employee tax withholding of $2.6 million. These cash outflows were partially offset by net subscriptions received in the Consolidated Funds from redeemable noncontrolling interest holders of $9.9 million and proceeds received under the ESPP of $0.5 million.
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

The following table summarizes the condensed cash flows for the nine months ended September 30, 2022, that are attributable to the Company and to the Consolidated Funds, and the related eliminations required in preparing the consolidated statements.

	Nine Months Ended September 30, 2022
	Cash flow attributable to Diamond Hill Investment Group, Inc.	Cash flow attributable to Consolidated Funds	Eliminations	As reported on the Consolidated Statement of Cash Flows
Cash flows from operating activities:
Net income (loss)	$25,557,278	$(19,432,249)	$13,738,151	$19,863,180
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,046,949	—	—	1,046,949
Share-based compensation	8,040,241	—	—	8,040,241
Gain on sale of high yield-focused advisory contracts	(6,813,579)	—	—	(6,813,579)
Net (gains)/losses on investments	29,313,847	19,432,249	(13,738,151)	35,007,945
Net change in securities held by Consolidated Funds	—	(17,490,298)	—	(17,490,298)
Other changes in assets and liabilities	(30,598,890)	7,136,795	—	(23,462,095)
Net cash provided by (used in) operating activities	26,545,846	(10,353,503)	—	16,192,343
Net cash provided by (used in) investing activities	7,966,900	—	494,185	8,461,085
Net cash provided by (used in) financing activities	(51,873,366)	$10,353,503	$(494,185)	(42,014,048)
Net change during the period	(17,360,620)	—	—	(17,360,620)
Cash and cash equivalents at beginning of period	80,550,393	—	—	80,550,393
Cash and cash equivalents at end of period	$63,189,773	—	—	$63,189,773

Use of Supplemental Data as Non-GAAP Financial Measures
As supplemental information, the Company is providing certain financial measures that are based on methodologies other than U.S. generally accepted accounting principles ("non-GAAP"). Management believes the non-GAAP financial measures below are useful measures of its core business activities, are important metrics in estimating the value of an asset management business, and help facilitate comparisons to Company operating performance across periods. These non-GAAP financial measures should not be used as a substitute for financial measures calculated in accordance with U.S. generally accepted accounting principles ("GAAP") and may be calculated differently by other companies. The following schedule reconciles financial measures calculated in accordance with GAAP to non-GAAP financial measures for the three- and nine-month periods ended September 30, 2022 and 2021, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages and per share data)	2022	2021	2022	2021
Total revenue	$38,265	$55,055	$119,542	$139,139

Net operating income, GAAP basis	$16,033	$28,321	$55,357	$59,620
Non-GAAP adjustment:
Gains (losses) on deferred compensation plan investments, net(1)	(1,052)	3	(6,921)	4,618
Net operating income, as adjusted, non-GAAP basis(2)	14,981	28,324	48,436	64,238
Non-GAAP adjustment:
Tax provision on net operating income, as adjusted, non-GAAP basis(3)	(4,044)	(7,844)	(12,620)	(17,332)
Net operating income, as adjusted, after tax, non-GAAP basis(4)	$10,937	$20,480	$35,816	$46,906

Net operating income, as adjusted after tax per diluted share, non-GAAP basis(5)	$3.55	$6.41	$11.41	$14.74
Diluted weighted average shares outstanding, GAAP basis	3,079	3,193	3,139	3,182

Operating profit margin, GAAP basis	42%	51%	46%	43%
Operating profit margin, as adjusted, non-GAAP basis(6)	39%	51%	41%	46%
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
(2) Net operating income, as adjusted: This non-GAAP financial measure represents the Company’s net operating income adjusted to exclude the impact on compensation expense of gains and losses on investments in the deferred compensation plan.
(3) Tax provision on net operating income, as adjusted: This non-GAAP financial measure represents the tax provision, excluding the impact of investment related activity, and the gain on sale of High Yield-Focused Advisory Contracts, and is calculated by applying the unconsolidated effective tax rate to net operating income, as adjusted.
(4) Net operating income, as adjusted, after tax: This non-GAAP financial measure deducts from the net operating income, as adjusted, the tax provision on net operating income, as adjusted.
(5) Net operating income, as adjusted after tax per diluted share: This non-GAAP financial measure was calculated by dividing the net operating income, as adjusted after tax, by diluted weighted average shares outstanding.
(6) Operating profit margin, as adjusted: This non-GAAP financial measure was calculated by dividing the net operating income, as adjusted, by total revenue.

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
Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures of contingent assets and liabilities. The Company evaluates such estimates, judgments, and assumptions on an ongoing basis, and bases its estimates, judgements, and assumptions on historical experiences, current trends, and various other factors that it believes to be reasonable under the circumstances. By their nature, these estimates, judgments, and assumptions are subject to uncertainty, and actual results may differ materially from these estimates.

For a summary of the critical accounting policies important to understanding the condensed consolidated financial statements, please see Note 2, Significant Accounting Policies, in the condensed consolidated financial statements contained in Part I, Item 1 of this Form 10-Q, and Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 2, Significant Accounting Policies, in the 2021 Form 10-K.

There have been no material changes to the Company's critical accounting estimates during the quarter ended September 30, 2022, as compared to those disclosed in Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2021 Form 10-K.

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
Evaluation of Disclosure Controls and Procedures
Management, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, the Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. The Company continues to monitor and assess the impact, if any, that the COVID-19 pandemic, its after effects, and the related economic impacts could have on the design and operating effectiveness of the Company's controls.

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
During the quarter ended September 30, 2022, the Company did not sell any shares of its common stock that were not registered under the Securities Act. The following table sets forth information regarding repurchases of the Company's common stock during the quarter ended September 30, 2022:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(b)
July 1, 2022 through July 31, 2022	24,392	$178.22	19,791	$28,854,467
August 1, 2022 through August 31, 2022	36,301	179.25	36,301	22,347,677
September 1, 2022 through September 30, 2022	22,844	$171.44	22,844	18,431,389
Total	83,537		78,936	$18,431,389

(a)The Company regularly withholds shares for tax payments due upon the vesting of employee restricted stock. During the quarter ended September 30, 2022, the Company withheld 4,601 shares of common stock for employee tax withholding at an average price paid per share of $173.64.
(b)On February 25, 2022, the Board authorized management to repurchase up to $50.0 million of Company common shares in the open market and in private transactions in accordance with applicable securities laws (the "2022 Repurchase Program"). The 2022 Repurchase Program will expire in February 2024, or upon the earlier completion of all authorized purchases under such program.
In connection with the 2022 Repurchase Program, the Company has entered into a Rule 10b5-1 repurchase plan. This plan is intended to qualify for the safe harbor under Rule 10b5-1 of the Exchange Act.  A Rule 10b5-1 plan allows a company to purchase its stock at times when it would not ordinarily be in the market because of its trading policies or the possession of material nonpublic information. Because repurchases under the 10b5-1 plan are subject to specified parameters and certain price, timing, and volume restraints specified in the plan, there is no guarantee as to the exact number of shares that will be repurchased or that there will be any repurchases at all pursuant to the plan. Purchases may be made in the open market or through privately negotiated transactions. Purchases in the open market will be made in compliance with Rule 10b-18 under the Exchange Act.

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

3.3	Amended and Restated Code of Regulations of the Company (incorporated by reference from Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on April 28, 2017) (File No. 000-24498).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a). (filed herewith).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a). (filed herewith).

32.1	Section 1350 Certification. (filed herewith)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

DIAMOND HILL INVESTMENT GROUP, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DIAMOND HILL INVESTMENT GROUP, INC.

Date	Title	Signature

October 26, 2022	Chief Executive Officer and President	/s/ Heather E. Brilliant
Heather E. Brilliant

October 26, 2022	Chief Financial Officer and Treasurer	/s/ Thomas E. Line
Thomas E. Line