Form 10-K
period 2022-12-31
DIAMOND HILL INVESTMENT GROUP INC
filed 2023-02-23
CIK 909108

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of the registrant’s common shares (the only common equity of the registrant) held by non-affiliates on the NASDAQ Global Select Market was $522,594,411, based on the closing price of $173.64 on June 30, 2022. For these purposes only, calculation of holdings by non-affiliates is based upon the assumption, that the registrant’s executive officers and directors are affiliates.
The number of shares outstanding of the issuer’s common stock, as of February 23, 2023, was 3,053,455 shares.
Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Diamond Hill Investment Group, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2022

PART I

Item 1.	Business
Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K (this “Form 10-K”), the documents incorporated herein by reference and statements, whether oral or written, made from time to time by representatives of Diamond Hill Investment Group, Inc., an Ohio corporation organized in 1990 (“DHIL”), and its subsidiaries (collectively, the “Company,” “we,” “our,” and “us”) may contain or incorporate “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements regarding anticipated operating results, prospects and levels of assets under management, technological developments, economic trends (including interest rates and market volatility), expected transactions and similar matters. The words “may,” “believe,” “expect,” “anticipate,” “target,” “goal,” “project,” “estimate,” “guidance,” “forecast,” “outlook,” “would,” “will,” “continue,” “should,” “hope,” “seek,” “plan,” “intend,” and variations of such words and similar expressions identify such forward-looking statements. Similarly, descriptions of the Company’s objectives, strategies, plans, goals, or targets are also forward-looking statements. Forward-looking statements are based on our expectations at the time such statements are made, speak only as of the dates they are made and are susceptible to a number of risks, uncertainties and other factors. While the Company believes that the assumptions underlying its forward-looking statements are reasonable, investors are cautioned that any of the assumptions could prove to be inaccurate and, accordingly, the Company's actual results and experiences could differ materially from the anticipated results or other expectations expressed in its forward-looking statements.
Factors that could cause such actual results or experiences to differ materially from results discussed in the forward-looking statements include, but are not limited to: (i) any reduction in the Company's assets under management (“AUM”); (ii) withdrawal, renegotiation, or termination of investment advisory agreements; (iii) damage to the Company's reputation; (iv) failure to comply with investment guidelines or other contractual requirements; (v) challenges from the competition the Company faces in its business; (vi) adverse regulatory and legal developments; (vii) unfavorable changes in tax laws or limitations; (viii) interruptions in or failure to provide critical technological service by the Company or third parties; (ix) adverse civil litigation and government investigations or proceedings; (x) risk of loss on the Company's investments; (xi) lack of sufficient capital on satisfactory terms; (xii) losses or costs not covered by insurance; (xiii) a decline in the performance of the Company's products; (xiv) changes in interest rates and inflation; (xv) changes in national and local economic and political conditions; (xvi) the continuing economic uncertainty in various parts of the world; (xvii) the after-effects of the COVID-19 pandemic and the actions taken in connection therewith; (xviii) political uncertainty caused by, among other things, political parties, economic nationalist sentiments, tensions surrounding the current socioeconomic landscape, and other risks identified from time-to-time in other public documents on file with the U. S. Securities and Exchange Commission (“SEC”), including those discussed below in Item 1A.
All future written and oral forward-looking statements attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to above. New risks and uncertainties arise from time to time, and factors that the Company currently deems immaterial may become material, and it is impossible for the Company to predict these events or how they may affect it. The Company assumes no obligation to update any forward-looking statements after the date of this Form 10-K as a result of new information, future events or developments, except as required by federal securities laws, although it may do so from time to time. The Company undertakes no obligation to publicly update forward-looking statements. Readers are advised, however, to consult any further disclosures the Company makes on related subjects in its public announcements and SEC filings. The Company does not endorse any projections regarding future performance that may be made by third parties.

Overview
DHIL derives its consolidated revenue and net income from investment advisory and fund administration services provided by its wholly-owned subsidiary, Diamond Hill Capital Management, Inc., an Ohio corporation (“DHCM”). DHCM is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and is the investment adviser and administrator for the Diamond Hill Funds (each a “Fund,” and collectively, the “Funds”), a series of open-end mutual funds. DHCM also provides investment advisory and related services to the Diamond Hill Micro Cap Fund, LP (“DHMF”), a private fund, as well as, separately managed accounts, collective investment trusts, model delivery programs and other pooled vehicles, including sub-advised funds.
The Company believes focusing on generating excellent, long-term investment outcomes and building enduring client partnerships will enable it to grow its intrinsic value to achieve a compelling, long-term return for its shareholders.
The Company accomplishes this through its shared investment principles, including: (i) valuation-disciplined active portfolio management, (ii) fundamental bottom-up research, (iii) a long-term, business-owner mindset, and (iv) a client alignment philosophy that ensures clients’ interests come first. Client alignment is emphasized through: (i) a strategic capacity discipline that protects portfolio managers’ abilities to generate excess returns, (ii) personal investment by portfolio managers in the strategies they manage, (iii) portfolio manager compensation being driven by long-term investment results in client portfolios, and (iv) a fee philosophy focused on a fair sharing of the economics among clients, employees, and shareholders. The Company’s core cultural values of curiosity, ownership, trust, and respect create an environment where investment professionals focus on investment results and all teammates focus on the overall client experience.

The Company offers a variety of investment strategies designed for long-term strategic allocations from institutionally-oriented investors in key asset classes, aligning its investment team’s competitive advantages with its clients’ needs.
Assets Under Management
DHCM’s principal source of revenue is investment advisory fee income earned from managing client accounts under investment advisory and sub-advisory agreements. The fees earned depend on the type of investment strategy, account size, and servicing requirements. DHCM’s revenues depend largely on the total value and composition of its AUM. Accordingly, net cash flows from clients, market fluctuations, and the composition of AUM impact the Company's revenues and results of operations. The Company also has certain agreements that allow it to earn performance-based fees if investment returns exceed targeted amounts over a specified measurement period.
Model Delivery Programs - Assets Under Advisement
DHCM provides strategy-specific model portfolios to sponsors of model delivery programs. DHCM is paid for its services by the program sponsors at a pre-determined rate based on assets under advisement (“AUA”) in the model delivery programs. DHCM does not have discretionary investment authority over individual client accounts in the model delivery programs, and therefore, the AUA are not included in the Company’s AUM.
The following tables show AUM by product and investment objective, as well as net client cash flows, and AUA for each of the past five years ended December 31, 2022:

	Assets Under Management and Assets Under Advisement As of December 31,
(in millions)	2022	2021	2020	2019	2018
Diamond Hill Funds	$14,745	$19,786	$17,615	$16,148	$13,440
Separately managed accounts	6,220	7,232	5,611	5,222	4,310
Collective investment trusts	1,040	603	318	30	1
Other pooled vehicles	2,758	3,407	2,867	1,999	1,357
Total AUM	24,763	31,028	26,411	23,399	19,108
Total AUA	1,802	2,098	1,099	933	476
Total AUM and AUA	$26,565	$33,126	$27,510	$24,332	$19,584

	Assets Under Management by Investment Strategy As of December 31,
(in millions)	2022	2021	2020	2019	2018
U.S. Equity
Large Cap	$16,478	$21,285	$15,075	$12,316	$9,611
Small-Mid Cap	2,646	3,183	2,810	3,243	2,770
Mid Cap	899	1,165	992	569	143
All Cap Select	392	438	446	528	432
Small Cap	306	597	556	795	1,048
Large Cap Concentrated	99	64	27	28	26
Micro Cap	15	16	—	—	—
Total U.S. Equity	20,835	26,748	19,906	17,479	14,030

Alternatives
Long-Short	1,752	1,998	2,056	3,605	3,767
Total Alternatives	1,752	1,998	2,056	3,605	3,767

Global/International Equity
International	52	56	17	13	3
Global(a)	—	—	16	22	15
Total Global/International Equity	52	56	33	35	18

Fixed Income
Short Duration Securitized Bond	1,308	1,613	1,132	809	579
Core Fixed Income	792	622	541	300	55
Long Duration Treasury	33	51	62	52	52
Corporate Credit(b)	—	—	2,020	1,147	757
High Yield(b)	—	—	724	135	54
Total Fixed Income	2,133	2,286	4,479	2,443	1,497

Total-All Strategies	24,772	31,088	26,474	23,562	19,312
(Less: Investments in affiliated funds)(c)	(9)	(60)	(63)	(163)	(204)
Total AUM	24,763	31,028	26,411	23,399	19,108
Total AUA(d)	1,802	2,098	1,099	933	476
Total AUM and AUA	$26,565	$33,126	$27,510	$24,332	$19,584
(a) The Diamond Hill Global Fund was liquidated on December 17, 2021.
(b) The Diamond Hill Corporate Credit and the Diamond Hill High Yield investment advisory contracts (the “High Yield-Focused Advisory Contracts”) were sold to Brandywine Global Investment Management, LLC (“Brandywine Global”) effective July 30, 2021.
(c) Certain of the Funds own shares of the Diamond Hill Short Duration Securitized Bond Fund. The Company reduces the total AUM of each Fund that holds such shares by the AUM of the investments held in this affiliated Fund.
(d) AUA is primarily comprised of Large Cap and All Cap Select strategies.

	Change in Assets Under Management For the Year Ended December 31,
(in millions)	2022	2021	2020	2019	2018
AUM at beginning of the year	$31,028	$26,411	$23,399	$19,108	$22,317
Net cash inflows (outflows)
Diamond Hill Funds	(2,433)	1,994	879	(499)	(978)
Separately managed accounts	(73)	168	(63)	(394)	(99)
Collective investment trusts	486	182	236	26	—
Other pooled vehicles	(221)	(221)	477	190	(25)
	(2,241)	2,123	1,529	(677)	(1,102)
Sale of High Yield-Focused Advisory Contracts	—	(3,456)	—	—	—
Net market appreciation/(depreciation) and income	(4,024)	5,950	1,483	4,968	(2,107)
Increase (decrease) during the year	(6,265)	4,617	3,012	4,291	(3,209)
AUM at end of the year	24,763	31,028	26,411	23,399	19,108
AUA at end of year	1,802	2,098	1,099	933	476
Total AUM and AUA at end of year	$26,565	$33,126	$27,510	$24,332	$19,584
Capacity
The Company’s ability to retain and grow its AUM has been, and will continue to be, primarily driven by delivering attractive long-term investment results, which requires strict adherence to capacity discipline. If the Company determines the size of a strategy could impede its ability to meet investment return goals, the Company will close that strategy to new clients. The Company’s commitment to capacity discipline inherently impacts its ability to grow its AUM. Investment results will always be prioritized over asset accumulation. As of December 31, 2022, the Company’s Large Cap and Small-Mid Cap strategies were closed to most new investors. The Company plans to reopen its Large Cap strategy on February 28, 2023.
Today, the Company’s existing capacity is estimated to be $40 billion to $50 billion in domestic equities, $15 billion to $20 billion in international equities, and $50 billion to $65 billion in fixed income. The Company’s firm level capacity increases with the development of new products or strategies.
Growth Strategy
As a deliberately capacity-constrained organization, the Company’s growth centers first and foremost on delivering an investment and client experience that enables investors to experience better outcomes over the long-term. The Company’s client alignment philosophy guides it to develop strategies and offer vehicles that meet clients’ objectives, capitalize on its investment team’s research capabilities, and align with its investment principles.
The Company looks to attract like-minded, long-term focused clients across all of its offerings. In order to ensure efficient business development and relationship management, the Company has dedicated resources toward content-led marketing and sales enablement efforts. The Company believes that the combination of these efforts will lead to a deeper understanding of its investment strategies, and ultimately, longer holding periods for investors.
The Company focuses its efforts primarily on asset allocators with centralized research teams, allowing efficient delivery of services to a larger and more diverse client base. These tend to be highly sophisticated buyers, conducting deep research and pairing the Company’s strategies with complementary strategies to meet holistic client objectives. These asset allocators include centralized research teams at institutional consulting firms, wirehouses, banks, independent broker dealers (IBD) and independent registered investment advisory firms (RIAs). The Company aims to partner with investors who maintain a long-term orientation and align with its investment principles.

Distribution Channels
The Company offers a variety of investment strategies designed for long-term strategic allocations from institutionally-oriented investors in key asset classes, aligning its investment team’s competitive advantages with its clients’ needs. Below is a summary of AUM by distribution channel for each of the five years ended December 31, 2022:

	AUM by Distribution Channel As of December 31,
(in millions)	2022	2021	2020	2019	2018
Diamond Hill Funds:
Registered investment adviser	$3,787	$4,633	$4,315	$3,603	$3,243
Independent broker-dealer	4,135	5,304	4,274	3,563	2,900
Wirehouse	2,843	4,195	3,529	3,026	2,319
Bank trust	1,718	2,256	2,546	2,907	2,672
Defined contribution	2,085	3,249	2,716	2,723	1,904
Other	177	149	235	326	402
Total Diamond Hill Funds	14,745	19,786	17,615	16,148	13,440
Separately managed accounts:
Institutional consultant	2,432	2,960	2,504	2,397	2,122
Financial intermediary	3,067	3,594	2,371	1,777	1,506
Direct	721	678	736	1,048	682
Total separately managed accounts	6,220	7,232	5,611	5,222	4,310
Collective investment trusts	1,040	603	318	30	1
Other pooled vehicles	2,758	3,407	2,867	1,999	1,357
Total AUM	24,763	31,028	26,411	23,399	19,108
Total AUA	1,802	2,098	1,099	933	476
Total AUM and AUA	$26,565	$33,126	$27,510	$24,332	$19,584
Fund Administration Activities
DHCM provides fund administration services to the Funds. Fund administration services are broadly defined to include the following services: portfolio and regulatory compliance; treasury and financial oversight; oversight of back-office service providers, such as the custodian, fund accountant, and transfer agent; and general business management and governance of the Funds.
Competition
Competition in the investment management industry is intense, and DHCM’s competitors include investment management firms, broker-dealers, banks, and insurance companies, some of whom offer various investment alternatives, including passive index strategies. Many of DHCM’s competitors are better known, offer a broader range of investment products, and have more dedicated resources for business development and marketing.
Regulation
DHCM’s firm and business are subject to various federal, state, and non-U.S. laws and regulations. As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets, and with protecting the interests of participants in those markets, including investment advisory clients and shareholders of investment funds. If an adviser fails to comply with these laws and regulations, these regulatory bodies have broad administrative powers, including the power to limit, restrict, or prohibit an investment adviser from carrying on its business. Possible sanctions that regulatory bodies may impose include civil and criminal liability, the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser, broker-dealer, and other registrations, censures, and fines.

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
DHCM’s trading activities for client accounts are regulated by the SEC under the Exchange Act, which includes regulations governing trading on inside information, market manipulation, and a broad number of trading and market regulation requirements in the United States (e.g., volume limitations and reporting obligations).
The preceding descriptions of the regulatory and statutory provisions applicable to DHCM are not exhaustive or complete and are qualified in their entirety by reference to the respective statutory or regulatory provisions. Failure to comply with these requirements could have a material adverse effect on DHCM’s business.
Contractual Relationships with the Funds
DHCM is highly dependent on its contractual relationships with the Funds. If any of DHCM’s advisory or administration agreements with the Funds were terminated or not renewed, or were amended or modified to reduce fees, DHCM would be materially and adversely affected. DHCM generated approximately 71%, 69%, and 75% of its 2022, 2021, and 2020 revenues, respectively, from its advisory and administration agreements with the Funds. DHCM believes that it has strong relationships with the Funds and their board of trustees, and DHCM has no reason to believe that these advisory or administration contracts will not be renewed in the future. However, there is no assurance that the Funds will choose to continue their relationships with DHCM. Please see Item 1A for risk factors regarding this relationship.
Human Capital
The Company believes its people are its greatest asset, and each role within the firm contributes to our goals of generating excellent, long-term investment outcomes and building enduring client partnerships.
Workforce Data
Attracting, developing, and retaining talented employees is integral to the Company’s human capital strategy and critical to its success. The Company depends on highly skilled personnel, with specialized expertise and extensive experience in the investment management industry. As of December 31, 2022, the Company employed 129 full-time equivalent employees. As of December 31, 2021, the Company’s number of full-time equivalent employees was 128.
The Company’s average employee tenure is approximately 7.5 years, and nearly 25% of its employees have more than 10 years of service. The Company’s five-year average employee turnover rate is approximately 8.3%. The Company’s employees are based in 12 states although approximately 78% of its employees reside in Ohio.
Competitive Pay and Benefits
The Company’s competitive compensation and benefits are designed to help attract, retain, and motivate employees who embody its values. The Company aligns its employees’ compensation with client outcomes, individual and team results, and company performance. The Company intentionally designs its benefits to provide support to teammates and their families, which enables its teammates to focus on client outcomes.
Culture
The Company’s culture emphasizes four key values: curiosity, ownership, trust and respect. The way its employees embody the core values creates an exceptional corporate culture. The culture allows the Company to attract and retain employees who share its commitment to client alignment, are motivated by investment excellence, and are committed to delivering superior outcomes.

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
The Company’s culture revolves around the fact that Diamond Hill is a fiduciary first and foremost. The primary focus is serving its clients and the Company believes this client-centric approach is difficult for competitors to replicate. The Company’s long-term, valuation-disciplined investment principles are foundational to its culture and have been consistently implemented since the firm’s inception. All members of the investment team believe in, and adhere to, the same investment principles. Our employees invest alongside our clients, and portfolio managers have significant personal investments in the strategy or strategies they manage.
Diversity, Equity, and Inclusion
The Company views diversity, equity, and inclusion (“DEI”) as essential parts of its business and operating model. DEI is embedded in the policies, practices, and strategic initiatives of the Company, and is linked to its core values. The Company believes clients are best served by decision making that engages and encourages varied perspectives.
As of December 31, 2022, females represented 42% of DHIL’s Board of Directors (the “Board”), 66% of the Company’s management team, and approximately 33% of its employees. As of December 31, 2022, racial or ethnic minorities represented approximately 15% of the Company’s workforce.
DEI is a continuous journey, and the Company recognizes that transparency and accountability are critical to driving real change within the firm, in the industry, and within its community. The Company’s DEI initiatives are driven by employees on cross-functional teams who are enthusiastic about leading sustainable efforts under four areas of focus: Workforce Diversity, Inclusive Culture, Vendor & Policy, and Philanthropy & Community. Highlights of the Company’s 2022 DEI initiatives include:
•The Company has distributed and/or committed more than half of its $1M in pledged funds to partners and organizations that align with its DEI efforts.
•The Company became a signatory to the DEI Code for the Investment Profession in the United States and Canada launched in 2022 in conjunction with the CFA Institute.
•The Company website now features a dedicated DEI section including its DEI philosophy, commitments and inaugural annual progress report.
SEC Filings
The Company maintains a website at www.diamond-hill.com. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports that it files or furnishes from time-to-time pursuant to Section 13(a) or 15(d) of the Exchange Act, are made available free of charge, on or through the Investor Relations section of the Company’s website, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Information contained on the Company’s website is not part of this Form 10-K or any other report or document that it files with, or furnishes to, the SEC. These reports are also available free of charge on the SEC’s website at http://www.sec.gov.

ITEM 1A.	Risk Factors
The Company’s future results of operations, financial condition, liquidity, and capital resources as well as the market price of its common stock, are subject to various risks, including those risks mentioned below and elsewhere in this Form 10-K as well as those risks that are discussed from time-to-time in the Company’s other filings with the SEC. Investors should carefully consider these risks before making an investment decision regarding the Company’s common shares. There may be additional risks of which the Company is currently unaware, or which the Company currently considers to be immaterial. The occurrence of any of these risks could have a material adverse effect on the Company’s financial condition, results of operations, liquidity, capital resources and the value of its common stock. Please see “Forward Looking Statements” within Part I, Item 1, of this Form 10-K.
Business Risks
Poor investment results or adverse ratings of the Company’s products could affect its ability to attract new clients or could reduce its AUM, potentially negatively impacting revenue and net income.
If the Company fails to deliver acceptable investment results for its clients, both in the short and long-term, the Company could experience diminished investor interest and a decreased level of AUM.
Investment strategies are assessed and rated by independent third parties, including rating agencies, industry analysts, and publications. Investors can be influenced by such ratings. If a strategy receives an adverse report, it could negatively impact the Company’s AUM and revenue.
The Company’s success depends on its key personnel, and its financial performance could be negatively affected by the loss of their services.
The Company’s success depends on highly skilled personnel, including portfolio managers, research analysts, and management, many of whom have specialized expertise and extensive experience in the investment management industry. Financial services professionals are in high demand, and the Company faces significant competition for qualified employees. Other than the Company’s Chief Executive Officer, its employees do not have employment contracts and generally can terminate their employment at any time. The Company may not be able to retain or replace key personnel. In order to retain or replace its key personnel, the Company may be required to increase compensation, which would decrease its net income. The loss of key personnel could damage the Company’s reputation and make it more difficult to retain and attract new employees and clients. A loss of client assets resulting from the departure of key personnel may materially decrease the Company’s revenues and net income.
The Company’s investment results and/or growth in its AUM may be constrained if appropriate investment opportunities are not available or if the Company closes certain of its investment strategies to new investors.
The Company’s ability to deliver strong investment results depends in large part on its ability to identify appropriate investment opportunities in which to invest client assets. If the Company is unable to identify sufficient investment opportunities for existing and new client assets on a timely basis, its investment results could be adversely affected. The risk that appropriate investment opportunities may be unavailable is influenced by a number of factors, including general market conditions, and is likely to increase if the Company’s AUM increases rapidly. Our efforts to establish and develop new strategies may face challenges or ultimately be unsuccessful, which could impact our results of operations, our reputation and culture. In addition, if the Company determines that sufficient investment opportunities are not available for an investment strategy, or it believes that it is necessary to continue to produce attractive returns from an investment strategy, the Company will consider closing the investment strategy to new investors. As of December 31, 2022, the Company has two investment strategies closed to new investors. If the Company misjudged the point at which it would be optimal to close an investment strategy, the investment results of the strategy could be negatively impacted.
The Company is subject to substantial competition in all aspects of its business.
The Company’s investment products compete against investment products and services from:
•Asset management firms;
•Mutual fund companies;
•Commercial banks and thrift institutions;
•Insurance companies;
•Exchange-traded funds;

•Private funds, including hedge funds and private equity funds; and
•Brokerage and investment banking firms.
Many of the Company’s competitors have substantially greater resources and may operate in more markets or offer a broader range of products, including passively managed or “index” products. Some of these institutions operate in a different regulatory environment, which may give them certain competitive advantages in the investment products and portfolio structures that they offer. The Company competes with other providers of investment services primarily based upon its philosophy, performance, and client service. Some institutions have a broader array of products and distribution channels, which makes it more difficult for the Company to compete. If current or potential clients decide to use one of the Company’s competitors, it could face a significant decline in market share, AUM, revenues, and net income. If the Company is required to lower its fees to remain competitive, its net income could be significantly reduced because some of the Company’s expenses are fixed, especially over shorter periods of time, and its expenses may not decrease in proportion to the decrease in revenues. Additionally, over the past several years, investors have generally shown a preference for passive investment products over actively managed strategies. If this trend continues, the Company’s AUM may be negatively impacted.
Market and competitive pressures in recent years have created a trend towards lower management fees in the asset management industry and there can be no assurance that the Company will be able to maintain its current fee structure. As a result, a shift in in the Company’s AUM from higher to lower fee generating clients and strategies could result in a decrease in profitability even if its AUM increases or remains unchanged.
The loss of access to, or increased fees required by, third-party distribution sources to market the Company’s portfolios and access its client base could adversely affect the Company’s results of operations.
The Company’s ability to attract additional AUM is dependent on its relationship with third-party financial intermediaries. The Company compensates some of these intermediaries for access to investors and for various marketing services provided. These distribution sources and client bases may not continue to be accessible to the Company for reasonable terms, or at all. If such access is restricted or eliminated, it could have an adverse effect on the Company's results of operations. Fees paid to financial intermediaries for investor access and marketing services have generally increased in recent years. If such fee increases continue, refusal to pay them could restrict the Company's access to those client bases while paying them could adversely affect its profitability.
A significant portion of DHCM's revenues are based on advisory and administration agreements with the Funds that are subject to termination without cause and on short notice.
DHCM is highly dependent on its contractual relationships with the Funds. If DHCM's advisory or administration agreements with the Funds were terminated or not renewed, or were amended or modified to reduce fees, DHCM would be materially and adversely affected. Generally, these agreements are terminable by either party upon 60 days’ prior written notice without penalty. The Funds’ agreements are subject to annual approval by either: (i) the board of trustees of the Funds, or (ii) a vote of the majority of the outstanding voting securities of each Fund. These agreements automatically terminate in the event of their assignment by either DHCM or the Funds. DHCM generated approximately 71%, 69%, and 75% of its 2022, 2021, and 2020 revenues, respectively, from its advisory and administration agreements with the Funds, including 34%, 11%, and 10% from the advisory contracts with the Diamond Hill Large Cap Fund, the Diamond Hill Long-Short Fund, and the Diamond Hill Small-Mid Cap Fund, respectively, during 2022. The loss of any of the Diamond Hill Large Cap Fund, the Diamond Hill Long-Short Fund, or the Diamond Hill Small-Mid Cap Fund contracts would have a material adverse effect on DHCM. DHCM believes that it has strong relationships with the Funds and their boards of trustees, and it has no reason to believe that these advisory or administration contracts will not be renewed in the future. However, there can be no assurance that the Funds will choose to continue their relationships with DHCM.
Negative public opinion of the Company could cause it to lose clients and adversely affect its stock price.
Negative public opinion can result from the Company’s actual or alleged conduct in any number of activities, including trading practices, corporate governance and acquisitions, DEI issues, social media and other marketing activities, and actions taken by governmental regulators and community organizations in response to any of the foregoing. Negative public opinion could adversely affect the Company’s ability to attract and maintain clients, could expose the Company to potential litigation or regulatory action, and could have a material adverse effect on its stock price or result in heightened volatility.
Operational Risks
Cybersecurity attacks could prevent the Company from managing client portfolios, cause the unauthorized disclosure of sensitive or confidential client or employee information or result in misappropriation of information or funds, each of which could severely harm its business.

As part of its business, the Company collects, processes, and transmits sensitive and confidential information about its clients and employees, as well as proprietary information about its business. The Company has policies and procedures pursuant to which it takes numerous security measures to prevent cyberattacks of various kinds as well as fraudulent and inadvertent activity by persons who have been granted access to such confidential information. Nevertheless, the Company's systems, like all technology systems, remain vulnerable to unauthorized access, which can result in theft or corruption of information. In addition, the Company shares information with third parties upon whom it relies for various functions. The systems of such third parties also are vulnerable to cyber threats. Unauthorized access can come from unrelated third parties through the internet, from access to hardware removed from the Company's premises or those of third parties or from employees acting intentionally or inadvertently.
Cybersecurity incidents can involve, among other things: (i) deliberate attacks designed to corrupt the Company's information systems and make them unusable by the Company to operate its business; (ii) theft of information used by the perpetrators for financial and other gain; or (iii) inadvertent releases of information by employees or third parties with whom the Company does business.
Cyberattacks that corrupt the Company's information systems and make them unusable could impair its ability to trade securities in its clients’ accounts. Corruption of the systems of the Company's third-party vendors could impact the Company to the same extent as corruption of its own systems. If information about the Company's employees is intentionally stolen or inadvertently made public, that information could be used to commit identity theft, obtain credit in an employee’s name, or steal from an employee. If information about the Company's business is obtained by unauthorized persons, whether through intentional attacks or inadvertent releases of information, it could be used to harm its competitive position.
Whether information is corrupted, stolen, or inadvertently disclosed, and regardless of the type and nature of the information (e.g., proprietary information about the Company's business or personal information about clients or employees), the results could be multiple and materially harmful to us, including the following:
•The Company's reputation could be harmed, resulting in the loss of clients, vendors, and employees or making payments or concessions to such persons to maintain its relationships with them;
•The Company's inability to operate its business fully, even if temporarily, and thus, fulfill contracts with clients or vendors, could result in termination of contracts and loss of revenue;
•Harm suffered by clients or vendors whose contracts have been breached, or by clients, vendors, or employees whose information is compromised, could result in costly litigation against us;
•The Company's need to focus attention on remediation of a cyber issue could take its attention away from the operation of its business, resulting in lost revenue;
•The Company could incur costs to repair systems made inoperable by a cyberattack and to make changes to its systems to reduce future cyber threats. Those changes could include, among other things, obtaining additional technologies as well as employing additional personnel and training employees;
•The interruption of the Company’s business or theft of proprietary information could harm its ability to compete; and
•Any losses that the Company may be responsible to bear may not be covered by insurance.
Any of the above potential impacts of a cybersecurity incident could have a material adverse effect on the Company’s business, financial condition, and results of operations.
The Company may not be able to adapt to technological change.
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve clients while reducing costs. The Company's future success depends, in part, upon its ability to address client needs by using technology to provide products and services that will satisfy client demands, as well as to create additional efficiencies in its operations. The Company may not be able to implement effectively new technology-driven products and services or be successful in marketing these products and services to its clients. Failure to successfully keep pace with technological changes affecting the financial services industry could negatively affect the Company’s growth, revenue, and profit.
Operational risks may disrupt the Company’s business, result in losses, or limit its growth.

The Company is dependent on the capacity and reliability of the communications, information, and technology systems supporting its operations, whether developed, owned, or operated internally by the Company or by third parties. Operational risks, such as trading or operational errors, interruption of the Company’s financial, accounting, trading, compliance, and other data processing systems, the loss of data contained in such systems, or compromised systems due to cyberattack, could result in a disruption of the Company’s business, liability to clients, regulatory intervention, or reputational damage, and thus, adversely affect its business.
Industry, Market, and Economic Risks
The Company's AUM, which impacts revenue, is subject to significant fluctuations.
The majority of the Company’s revenue is calculated as a percentage of AUM or is related to the general performance of the equity securities markets. A decline in securities prices or in the sale of investment products, or an increase in fund redemptions, generally will reduce revenue and net income. Financial market declines will generally negatively impact the level of the Company’s AUM, and consequently, its revenue and net income. A recession or other economic or political events, whether in the United States or globally could also adversely impact the Company’s revenue, if such events led to a decreased demand for products, a higher redemption rate, or a decline in securities prices. Investor interest in the valuation of our fixed income strategies are affected by changes in interest rates and the overall credit environment. In addition, the majority of our existing AUM is managed in primarily long-only, equity investment strategies, which exposes us to greater risk than certain of our competitors who may manage assets in more diverse strategies.
The Company's investment approach may underperform other investment approaches during certain market conditions.
The Company's investment strategies are best suited for investors with long-term investment time horizons.  The Company's investment strategies may not perform well during certain periods of time.  Additionally, the Company could have common positions and industry concentrations across its strategies at the same time.  As such, factors leading to underperformance may impact multiple strategies simultaneously.
The Company's investment income and asset levels may be negatively impacted by fluctuations in its investment portfolio.
The Company currently has a substantial portion of its assets invested in investment strategies that it manages. All of these investments are subject to market risk and the Company’s non-operating investment income could be adversely affected by adverse market performance. Fluctuations in investment income are expected to occur in the future.
Trading in the Company’s common shares is limited, which may adversely affect the time and the price at which shareholders can sell their shares.
Although the Company’s common shares are listed on the NASDAQ Global Select Market, the shares are held by a relatively small number of shareholders, and trading in its common shares is relatively inactive. The spread between the bid and the ask prices is often wide. As a result, shareholders may not be able to sell their shares on short notice, and the sale of a large number of shares at one time could temporarily depress the market price. In addition, certain shareholders, including certain of the Company’s directors and officers, own a significant number of shares. The sale of a large number of shares by any such individual could temporarily depress the market price of its shares.
Regulatory Risks
Changes in tax laws and unanticipated tax obligations could have an adverse impact on the Company’s financial condition, results of operations, and cash flow.
The Company is subject to federal, state, and local income taxes in the United States. Tax authorities may disagree with certain positions that the Company has taken or may implement changes in tax policy, which may result in the assessment of additional taxes on the Company. The Company regularly assesses the appropriateness of its tax positions and reporting. The Company cannot provide assurances, however, that tax authorities will agree with the positions it has taken, or that the Company will accurately predict the outcomes of audits, and the actual outcomes of these audits could be unfavorable.
The Company's business is subject to substantial governmental regulation, which can change frequently and may increase costs of compliance, reduce revenue, result in fines, penalties, and lawsuits for noncompliance, and adversely affect its results of operations and financial condition.
The Company's business is subject to a variety of federal securities laws, including the Advisers Act, the 1940 Act, the Securities Act, the Exchange Act, the Sarbanes-Oxley Act of 2002, the U.S. PATRIOT Act of 2001, and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. In addition, the Company is subject to significant regulation and oversight by the SEC. Changes in legal, regulatory, accounting, tax, and compliance requirements could have a significant effect on the Company’s operations and results, including, but not limited to, increased expenses and reduced investor interest in certain funds and other investment products that the Company offers. The Company continually monitors legislative, tax, regulatory, accounting, and compliance developments that could impact its business. The Company and its directors, officers, and employees could be subject to lawsuits or regulatory proceedings for violations of such laws and regulations, which could result in the payment of fines or penalties and cause reputational harm to the Company, which could negatively affect its financial condition and results of operations, as well as divert management’s attention from its operations.
General Risk Factors
The Company’s insurance policies may not cover all losses and costs to which it may be exposed.
The Company carries insurance in amounts and under terms that it believes are appropriate. The Company’s insurance may not cover all liabilities and losses to which it may be exposed. Certain insurance coverage may not be available or may be prohibitively expensive in future periods. As the Company’s insurance policies come up for renewal, it may need to assume higher deductibles or pay higher premiums, which could have an adverse impact on its results of operations and financial condition.
Natural disasters, global pandemics, and other unpredictable events could adversely affect the Company’s operations.
Natural disasters, outbreaks of epidemics or pandemics, terrorist attacks, extreme weather events or other unpredictable events could adversely affect the Company’s revenues, expenses, and net income by:
•Decreasing investment valuations in, and returns on, the investment portfolios that the Company manages and its corporate investments, thus, causing reductions in revenue;
•Causing disruptions in national or global economies that decrease investor confidence and make investment products generally less attractive;
•Reducing the availability of key personnel necessary to conduct the Company’s business activities;
•Interrupting the Company’s business operations or those of critical service providers;
•Triggering technology delays or failures; and
•Requiring substantial capital expenditures and operating expenses to restore the Company’s operations.
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
Specifically, the effects of the outbreak of the novel coronavirus (COVID-19) since early 2020 have negatively affected the global economy, the United States economy, and the global financial markets, and may disrupt the Company’s operations, which could have an adverse effect on the Company’s business, financial condition, and results of operations. Although the long-term effects of the current pandemic cannot currently be predicted, previous occurrences of other pandemic and epidemic diseases had an adverse effect on the economies of those countries in which they were most prevalent. A recurrence of an outbreak of any kind of epidemic, communicable disease or virus or major public health issue could cause a slowdown in the levels of economic activity generally, which would adversely affect the Company’s business, financial condition and operations.

ITEM 1B.	Unresolved Staff Comments
None.

ITEM 2.	Properties
The Company leases office space and conducts its general operations at one location, the address of which is 325 John H. McConnell Boulevard, Suite 200, Columbus, Ohio 43215.
The Company does not own any real estate or interests in real estate.

ITEM 3.	Legal Proceedings
There are currently no pending legal proceedings that the Company believes will have a material adverse effect on its consolidated financial statements.

ITEM 4.	Mine Safety Disclosures
Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
The following performance graph compares the total shareholder return of an investment in the Company’s common shares to that of the Russell Microcap® Index, the Russell 2000 Asset Managers & Custodians Index (the “R2000 A&C Index”), and to a peer group index of publicly-traded asset management firms (“Peer Group”) for the five-year period ended on December 31, 2022. The graph assumes that the value of the investment in the Company’s common shares and each index was $100 on December 31, 2017. Total return includes reinvestment of all dividends. The Russell Microcap® Index makes up less than 3% of the U.S. equity market and is a market-value-weighted index of the smallest 1,000 securities in the small-cap Russell 2000® Index plus the next 1,000 smallest securities. The R2000 A&C Index is comprised of the Asset Managers & Custodians subsector of the Russell 2000 Index. Peer Group returns are weighted by the market capitalization of each firm at the beginning of the measurement period. Effective December 31, 2022, the Company has elected to replace the Russell Microcap Index and the Peer Group returns with the R2000 A&C Index as it believes that index provides a broader comparison than the Peer Group. The historical information set forth below is not necessarily indicative of future performance. The Company does not make or endorse any predictions as to future stock performance.

Total Return Performance
$200
$180
$160
$140
$120
$100
$80
$60
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Diamond Hill Investment Group, Inc.
Russell 2000 Asset Managers & Custodians Index (a)
Russell Microcap® Index
Peer Group

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	Cumulative 5 Year Total Return
Diamond Hill Investment Group, Inc.	$100	$76	$76	$87	$127	$128	28%
Russell 2000 Asset Managers & Custodians Index(a)	$100	$84	$108	$145	$184	$143	43%
Russell Microcap® Index	$100	$87	$106	$129	$154	$120	20%
Peer Group (b)	$100	$73	$92	$107	$134	$99	(1)%

(a) The R2000 A&C Index used to calculate the returns includes the following companies:

Altisource Portfolio Solutions S.A.	Diamond Hill Investment Group, Inc.	Perella Weinberg Partners
Ares Management Corporation	Federated Hermes, Inc.	PJT Partners, Inc.
Arlington Asset Investment Corp.	Financial Engines, Inc.	Pzena Investment Management, Inc.
Artisan Partners Asset Management, Inc.	Focus Financial Partners, Inc.	Sculptor Capital Management, Inc.
Ashford Inc.	GAMCO Investors, Inc.	Silvercrest Asset Management Group Inc.
AssetMark Financial Holdings, Inc.	GCM Grosvenor, Inc.	StepStone Group, Inc.
Associated Capital Group, Inc.	Greenhill & Co., Inc.	Victory Capital Holdings, Inc.
B. Riley Financial, Inc.	Hamilton Lane Incorporated	Virtus Investment Partners, Inc.
Blucora, Inc.	Manning & Napier, Inc.	Waddell & Reed Financial, Inc.
BrightSphere Investment Group, Inc.	Medley Management, Inc.	Westwood Holdings Group, Inc.
Brookfield Business Corp.	MMA Capital Holdings, Inc.	WisdomTree, Inc.
Cohen & Steers, Inc.	Morgan Group Holding Co.
Cowen Inc.	Oppenheimer Holdings Inc.

(b) The Peer Group is based upon all publicly-traded asset managers with market cap of less than $5 billion, excluding: (i) firms whose primary business is hedge funds or private equity, and (ii) firms with multiple lines of business. The following companies are included in the Peer Group:

Alliance Bernstein Holding L.P.	Hennessy Advisors, Inc.	Virtus Investment Partners, Inc.
Artisan Partners Asset Management, Inc.	Manning & Napier, Inc.	Wisdomtree Investments, Inc.
Cohen & Steers, Inc.	Pzena Investment Management, Inc.	Westwood Holdings Group, Inc.
Federated Hermes, Inc.	Teton Advisors, Inc.
GAMCO Investors, Inc.	U.S. Global Investors, Inc.

DHIL’s common shares trade on the NASDAQ Global Select Market under the ticker symbol DHIL. The following table sets forth the high and low daily close prices during each quarter of 2022 and 2021:

	2022				2021
	High Price	Low Price	Quarterly Dividend Per Share	Special Dividend Per Share	High Price	Low Price	Quarterly Dividend Per Share	Special Dividend Per Share
Quarter ended:
March 31	$206.90	$174.42	$1.50	—	$175.00	$141.51	1.00	—
June 30	$192.73	$166.54	$1.50	—	$178.79	$158.59	1.00	—
September 30	$196.00	$163.40	$1.50	—	$184.60	$161.00	1.00	—
December 31	$195.99	$161.51	$1.50	$4.00	$231.22	$178.75	1.00	$19.00
Due to the relatively low trading volume of DHIL’s shares, bid/ask spreads can be wide at times, and therefore, quoted prices may not be indicative of the price a shareholder may receive in an actual transaction. During the years ended December 31, 2022 and 2021, approximately 2,472,866 and 2,635,186, of DHIL’s common shares were traded, respectively.
In addition to the regular quarterly dividends, the Board will decide whether to approve and pay an additional special dividend in the fourth quarter of each fiscal year. Although DHIL currently expects to pay regular quarterly dividends, depending on the circumstances and the Board’s judgment, DHIL may not pay such dividends as described.
The approximate number of record holders of DHIL’s common shares as of February 23, 2023 was 75. The approximate number of beneficial holders of DHIL’s common stock held by brokers, banks, and other intermediaries was greater than 8,000 as of February 23, 2023.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth information regarding repurchases of DHIL’s common stock during the quarter ended December 31, 2022:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(b)
October 1, 2022 through October 31, 2022	19,929	$165.25	14,739	$15,994,565
November 1, 2022 through November 30, 2022	937	174.71	937	15,830,865
December 1, 2022 through December 31, 2022	2,600	$175.00	2,600	15,375,875
Total	23,466		18,276	$15,375,875
(a)The Company regularly withholds shares for tax payments due upon the vesting of employee restricted stock. During the quarter ended December 31, 2022, the Company withheld 5,190 shares of common stock for employee tax withholding obligations at an average price paid per share of $165.00.
(b)On February 25, 2022, the Board authorized management to repurchase up to $50.0 million of Company common shares (the “2022 Repurchase Program”). The 2022 Repurchase Program will expire upon the earlier of (i) February 25, 2024, or (ii) the completion of all authorized purchases under the program.
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
Sale of Unregistered Securities
During the quarter ended December 31, 2022, DHIL did not sell any shares of its common stock that were not registered under the Securities Act.

ITEM 6.	[Reserved]
Not applicable.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this Item 7, the Company discusses and analyzes its consolidated results of operations for the past three fiscal years and other factors that may affect its future financial performance. This discussion should be read in conjunction with the Company’s consolidated financial statements and notes to consolidated financial statements contained in this Form 10-K.
Certain statements the Company makes under this Item 7 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Cautionary Note Regarding Forward-Looking Statements” in Part I, Item 1. You should also consider the Company’s forward-looking statements in light of the risks discussed Part I, Item 1A, as well as our consolidated financial statements, related notes and other financial information appearing elsewhere in this Form 10-K and our other filings with the SEC.

Business Environment1
The performance of the U.S. and international equity markets, as well as the U.S. fixed income market, have a direct impact on the Company’s operations and financial position. 2022 was a difficult operating environment for active investment managers.
A difficult market environment driven by high inflation and rising interest rates resulted in both U.S. equity and U.S. fixed income asset classes generating negative returns in 2022 (as represented by the S&P 500 Index and the Bloomberg U.S. Aggregate Bond Index). Across the industry, many investors withdrew their long-term investments leading to a combined $365 billion of outflows from U.S. mutual funds and exchange traded funds (“ETFs”) in 2022. This represents the worst year on record since Morningstar, Inc. began tracking the data in 1993, and was driven heavily by outflows from fixed income funds. In particular, U.S. actively managed taxable bond funds had $379 billion in outflows in 2022, a decline of 11% on an organic growth basis from prior period assets.
Investors contributed $50 billion to U.S. Equity funds in aggregate while also allocating away from growth funds as the Russell 3000 Growth Index underperformed the Russell 3000 Value Index for the first time since 2016. However, actively managed U.S. equity funds had meaningful outflows of $231 billion, compared to inflows of $281 billion for their passive counterparts. Despite these overall flow trends, actively managed U.S. equity funds with a five-star Morningstar RatingTM did have positive flows, a reminder that investors will continue to select the best performing actively managed investment strategies.
Active ETFs accounted for 15% of all ETF inflows in 2022 but represented just 5% of the $6.5 trillion in ETFs at the end of the year. The Company believes the increased inflows are attributable in part to newly launched active ETFs converted from mutual funds and to funds offering investors daily transparency of their portfolio holdings. ETFs do not allow managers to enforce any kind of capacity discipline on their offerings, which the Company believes is critical to protecting its ability to deliver excellent investment outcomes for clients.
The Company continues to pursue ways to partner with clients to deliver its intellectual property directly to them, including through model-delivery. These forms of delivery have an advantage over ETFs by enabling clients to further personalize portfolios to their unique preferences and tax situations. The Company continues to see companies invest in and deploy technology to offer customized portfolios at scale at their firms and believe this will be beneficial for end investors.

1 All net asset and flow data stated in this section are sourced from Morningstar, Inc. © 2022 Morningstar, Inc. All rights reserved. The information contained herein: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete, or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information. Past performance is no guarantee of future results.

Investment Results
It is imperative that the Company provide its clients with excellent investment returns over long periods of time. Investment results are the key driver of long-term success as well as the Company’s ability to grow AUM.
The strategies offered by the Company have delivered what it believes to be strong long-term investment returns compared to its peers in the relevant Morningstar categories. Performance compared to a core benchmark, however, has been challenging over the past decade or more for valuation sensitive investors.

Below is a summary of the performance of the Diamond Hill Funds compared to their respective Morningstar categories and the Company’s investment strategy composite returns compared to their respective benchmarks.

Percentage of Diamond Hill Funds and Fund Assets vs Morningstar Category Average
100.00%
90.00%
80.00%
70.00%
60.00%
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
% Funds Outperform
% Assets Outperform
1 Year
3 Year
5 Year
10 Year
15 Year

Source: © 2022 Morningstar, Inc. All rights reserved. The information contained herein: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete, or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information. Past performance is no guarantee of future results.

Percentage of Fund assets that outperform is based on the Fund assets as of December 31, 2022. Total fund assets for the 1-, 3-, 5-, 10-, and 15-year periods are $14.8B, $14.7B, $14.7B, $12.8B, and $12.8B respectively which represents between 50% and 60% of total firm assets for each period.

Percentage of Diamond Hill Composites and Composite Assets vs Benchmark
100.00%
90.00%
80.00%
70.00%
60.00%
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
% Composites Outperform
% Assets Outperform
1 Year
3 Year
5 Year
10 Year
15 Year

The percentage of the Company’s composites that outperform their benchmark includes all our composites (excluding Long-Duration Treasury) vs primary benchmark for each composite, except for the Long-Short Composite which uses a blended index that is a 60%/40% weighted blend of the Russell 1000 Index and the Bloomberg U.S. Treasury Bills 1-3 Month Index as of December 31, 2022. The percentage of composite assets that outperform is based on total Company composite assets as of December 31, 2022 excluding wrap fee accounts and restricted accounts. Composite net returns are calculated using the highest applicable standard separate account fee schedule. Total composite assets for the 1-, 3-, 5-, 10-, and 15-year periods are $21.2B, $21.0B, $21.0B, $18.2B, and $18.2B respectively which represents between 73% and 85% of total firm assets for each period.

While the Company’s equity-focused strategies use core benchmarks to evaluate investment performance over full market cycles, many clients also compare results to value benchmarks. The following is a summary of the investment returns for each of the Company’s strategies as of December 31, 2022, relative to their respective core and value indices, as applicable.

		As of December 31, 2022
U.S. Equity Composites	Inception	1 Year	3 Year	5 Year	10 Year	Since Inception
Diamond Hill Large Cap	6/30/2001	(13.35)%	6.01%	7.37%	11.47%	8.79%
Russell 1000 Index		(19.13)%	7.35%	9.13%	12.37%	7.66%
Russell 1000 Value Index		(7.54)%	5.96%	6.67%	10.29%	7.12%
Diamond Hill Large Cap Concentrated	12/31/2011	(13.12)%	6.51%	7.84%	11.82%	11.58%
Russell 1000 Index		(19.13)%	7.35%	9.13%	12.37%	12.74%
Russell 1000 Value Index		(7.54)%	5.96%	6.67%	10.29%	10.93%
Diamond Hill Mid Cap	12/31/2013	(13.12)%	3.94%	4.87%	NA	6.81%
Russell Midcap Index		(17.32)%	5.88%	7.10%	NA	8.59%
Russell Midcap Value Index		(12.03)%	5.82%	5.72%	NA	7.78%
Diamond Hill Small-Mid Cap	12/31/2005	(13.54)%	4.79%	5.16%	9.83%	8.14%
Russell 2500 Index		(18.37)%	5.00%	5.89%	10.03%	8.15%
Russell 2500 Value Index		(13.08)%	5.22%	4.75%	8.93%	7.22%
Diamond Hill Small Cap	12/31/2000	(14.67)%	4.25%	3.28%	7.81%	9.32%
Russell 2000 Index		(20.44)%	3.10%	4.13%	9.01%	7.47%
Russell 2000 Value Index		(14.48)%	4.70%	4.13%	8.48%	8.19%
Diamond Hill Select	6/30/2000	(17.14)%	8.24%	7.89%	11.89%	9.69%
Russell 3000 Index		(19.21)%	7.07%	8.79%	12.13%	6.58%
Russell 3000 Value Index		(7.98)%	5.88%	6.50%	10.16%	7.36%

Alternative Composites
Diamond Hill Long-Short	6/30/2000	(7.75)%	3.70%	5.32%	7.46%	7.06%
60% Russell 1000 Index / 40% BofA ML U.S. T-Bill 0-3 Month Index		(10.86)%	5.22%	6.37%	7.87%	4.80%

International Composites
Diamond Hill International	12/31/2016	(13.41)%	1.45%	3.04%	NA	7.28%
MSCI ACWI ex USA Index		(16.00)%	0.07%	0.88%	NA	4.85%

Fixed Income Composites
Diamond Hill Short Duration Securitized Bond	7/31/2016	(3.31)%	0.85%	2.13%	NA	2.45%
Bloomberg Barclays U.S. 1-3 Yr. Gov./Credit Index		(3.69)%	(0.32)%	0.92%	NA	0.79%
Diamond Hill Core Bond	7/31/2016	(11.73)%	(1.85)%	0.82%	NA	0.90%
Bloomberg Barclays U.S. Aggregate Index		(13.01)%	(2.71)%	0.02%	NA	0.06%
_______________________

-	Composite returns are net of fees.
-	Index returns do not reflect any fees.

Key Financial Performance Indicators
There are a variety of key performance indicators that the Company monitors to evaluate its business results. The following table presents the results of certain key performance indicators over the past three fiscal years:

	For the Years Ended December 31,
	2022	2021	2020
Ending AUM (in millions)	$24,763	$31,028	$26,411
Average AUM (in millions)	27,599	30,297	21,907
Net cash inflows (outflows) (in millions)	(2,241)	2,123	1,529
Ending AUM and AUA (in millions)	26,565	33,126	27,510

Total revenue (in thousands)	154,496	182,194	126,388
Net operating income	64,331	76,258	45,538
Adjusted net operating income(a)	$60,352	$83,680	$47,975
Average advisory fee rate	0.52%	0.56%	0.54%
Average advisory fee rate, excluding performance fees	0.52%	0.52%	0.54%
Operating profit margin	42%	42%	36%
Adjusted operating profit margin(a)	39%	46%	38%
(a) Adjusted net operating income, and adjusted operating profit margin are non-GAAP financial measures. See the “Non-GAAP Financial Measures and Reconciliation” section in Part II, Item 7 in this Form 10-K for the definitions of “GAAP” and “non-GAAP” as well as a reconciliation of non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP.
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
Model Delivery Programs - Assets Under Advisement
DHCM provides strategy-specific model portfolios to sponsors of model delivery programs. DHCM is paid for its services by the program sponsor at a pre-determined rate based on AUA in the model delivery programs. DHCM does not have discretionary investment authority over individual client accounts in model delivery programs, and therefore, the AUA are not included in the Company’s AUM.
The Company’s revenues are highly dependent on both the value and composition of AUM and AUA. The following is a summary of the Company’s AUM by product and investment objective, a roll-forward of the change in AUM, and a summary of AUA for the years ended December 31, 2022, 2021, and 2020:

	Assets Under Management and Assets Under Advisement As of December 31,
(in millions)	2022	2021	2020
Diamond Hill Funds	$14,745	$19,786	$17,615
Separately managed accounts	6,220	7,232	5,611
Collective investment trusts	1,040	603	318
Other pooled vehicles	2,758	3,407	2,867
Total AUM	24,763	31,028	26,411
Total AUA	1,802	2,098	1,099
Total AUM and AUA	$26,565	$33,126	$27,510

	Assets Under Management by Investment Strategy As of December 31,
(in millions)	2022	2021	2020
U.S. Equity
Large Cap	$16,478	$21,285	$15,075
Small-Mid Cap	2,646	3,183	2,810
Mid Cap	899	1,165	992
All Cap Select	392	438	446
Small Cap	306	597	556
Large Cap Concentrated	99	64	27
Micro Cap	15	16	—
Total U.S. Equity	20,835	26,748	19,906

Alternatives
Long-Short	1,752	1,998	2,056
Total Alternatives	1,752	1,998	2,056

Global/International Equity
International	52	56	17
Global(a)	—	—	16
Total Global/International Equity	52	56	33

Fixed Income
Short Duration Securitized Bond	1,308	1,613	1,132
Core Fixed Income	792	622	541
Long Duration Treasury	33	51	62
Corporate Credit(b)	—	—	2,020
High Yield(b)	—	—	724
Total Fixed Income	2,133	2,286	4,479

Total-All Strategies	24,772	31,088	26,474
(Less: Investments in affiliated funds)(c)	(9)	(60)	(63)
Total AUM	24,763	31,028	26,411
Total AUA(d)	1,802	2,098	1,099
Total AUM and AUA	26,565	33,126	27,510
(a) The Diamond Hill Global Fund was liquidated on December 17, 2021.
(b) The High Yield-Focused Advisory Contracts were sold to Brandywine Global effective July 30, 2021.
(c) Certain of the Funds own shares of the Diamond Hill Short Duration Securitized Bond Fund. The Company reduces the total AUM of each Fund that holds such shares by the AUM of the investments held in this affiliated Fund.
(d) AUA is primarily comprised of Large Cap and All Cap Select strategies.

	Change in Assets Under Management For the Year Ended December 31,
(in millions)	2022	2021	2020
AUM at beginning of the year	$31,028	$26,411	$23,399
Net cash inflows (outflows)
Diamond Hill Funds	(2,433)	1,994	879
Separately managed accounts	(73)	168	(63)
Collective investment trusts	486	182	236
Other pooled vehicles	(221)	(221)	477
	(2,241)	2,123	1,529
Sale of High Yield-Focused Advisory Contracts	—	(3,456)	—
Net market appreciation (depreciation) and income	(4,024)	5,950	1,483
Increase (decrease) during the year	(6,265)	4,617	3,012
AUM at end of the year	24,763	31,028	26,411
Total AUA at end of year	1,802	2,098	1,099
Total AUM and AUA at end of year	$26,565	$33,126	$27,510

Average AUM during the year	$27,599	$30,297	$21,907

	Net Cash Inflows (Outflows) Further Breakdown For the Year Ended December 31,
(in millions)	2022	2021	2020
Net cash inflows (outflows)
Equity	$(2,247)	$958	$(284)
Fixed Income	6	1,165	1,813
	$(2,241)	$2,123	$1,529
2022 Discussion of Net Cash Outflows
Flows out of the Company’s equity strategies were largely driven by its Large Cap strategy, which experienced net outflows of $1.9 billion. The Large Cap strategy was soft closed during 2022. The strategy will be fully reopened on February 28, 2023. The Company’s Small-Mid Cap strategy remains soft closed to new investors. Net outflows from the Company’s other equity strategies totaled approximately $0.3 billion. The Company’s fixed income strategies saw mixed results with net flows of $0.3 billion into its Core Bond strategy offsetting outflows from its Short Duration Securitized Bond Fund of $0.2 billion. The Company has seen growth in its collective investment trust offerings. In addition to new clients, some larger plans moved from the Funds into the collective investment trusts.

2021 Discussion of Net Cash Inflows
Both the Company’s equity and fixed income strategies experienced net inflows during 2021. Flows in the Company’s equity strategies were largely driven by its Large Cap strategy, which experienced net inflows of $2.1 billion. These net inflows were partially offset by net outflows from the Company’s other equity strategies totaling approximately $1.2 billion. The Company's fixed income strategies, including the High Yield-Focused Advisory Contracts prior to their sale, had net positive flows of $1.2 billion during 2021.

2020 Discussion of Net Cash Inflows
Flows into equity strategies were mixed in 2020. The Company’s Large Cap and Mid-Cap strategies had combined net inflows of $1.6 billion. However, these net inflows were more than offset by the net outflows in the Long-Short, Small Cap and Small-Mid Cap strategies, which collectively had outflows of $1.8 billion. The Company’s fixed income strategies continued to see strong growth in 2020 as each of the strategies met long-term performance objectives compared to peers and benchmarks. The Company’s focused marketing and branding efforts, along with strong performance, led to combined fixed income net inflows of $1.8 billion, with each of the strategies attracting at least $200 million in net inflows.

Consolidated Results of Operations
The following is a table and discussion of the Company’s consolidated results of operations.

(in thousands, except per share amounts and percentages)	2022	2021	% Change	2021	2020	% Change
Total revenue	$154,496	$182,194	(15)%	$182,194	$126,388	44%
Net operating income	64,331	76,258	(16)%	76,258	45,538	67%
Adjusted net operating income (a)	60,352	83,680	(28)%	83,680	47,975	74%
Investment income (loss), net	(20,187)	16,381	(223)%	16,381	6,585	149%
Gain on sale of high yield-focused advisory contracts	6,814	9,000	(24)%	9,000	—	NM
Income tax expense	14,088	26,050	(46)%	26,050	13,958	87%
Net income attributable to common shareholders	40,434	74,201	(46)%	74,201	38,661	92%
Earnings per share attributable to common shareholders (diluted)	$13.01	$23.34	(44)%	$23.34	$12.03	94%
Adjusted earnings per share attributable to common shareholders (diluted)(a)	$14.40	$19.48	(26)%	$19.48	$10.96	78%
Operating profit margin	42%	42%	NM	42%	36%	NM
Adjusted operating profit margin (a)	39%	46%	NM	46%	38%	NM
(a) Adjusted net operating income, adjusted earnings per share attributable to common shareholders (diluted), and adjusted operating profit margin are non-GAAP financial measures. See the “Non-GAAP Financial Measures and Reconciliation” section within this Form 10-K.
Summary Discussion of Consolidated Results of Operations - 2022 Compared to 2021

Revenue for 2022 decreased $27.7 million compared to 2021, primarily due to a 9% decrease in average AUM and $1.5 million in performance-based fees earned in 2022 compared to $11.9 million of performance-based fees in 2021. A significant performance-based agreement reached its first five-year measurement term on September 30, 2021. Since the initial five-year measurement period ended, the performance-based fee has been calculated annually based on the client investment results over the recently completed five-year period. The average advisory fee rate (excluding performance-based fees) remained unchanged at 0.52% year over year.

Operating profit margin was 42% for both 2022 and 2021 respectively. Adjusted operating profit margin was 39% for 2022 and 46% for 2021. Adjusted operating profit margin excludes the impact of market movements on the deferred compensation liability and related economic hedges, and the impact of the Diamond Hill International Fund and the Diamond Hill Large Cap Concentrated Fund (together, the “Consolidated Funds”). See the "Non-GAAP Financial Measures and Reconciliation" section below in Part II, Item 7 of this Form 10-K.

The Company expects that its operating margin will fluctuate from period-to-period based on various factors, including revenues, investment results in the strategies the Company manages, employee performance, staffing levels, and gains and losses on investments held in deferred compensation plans.

The Company had $20.2 million in investment losses due to market depreciation for 2022 compared to $16.4 million in investment income due to market appreciation for 2021.

The Company recorded a gain of $6.8 million from the final payment on the sale of its High Yield-Focused Advisory Contracts during 2022, and a gain of $9.0 million from the initial payment on the sale of its High Yield-Focused Advisory Contracts during 2021.

Income tax expense decreased $12.0 million for 2022, compared to 2021. The decrease in income tax expense was primarily due to a decrease in the Company’s income before taxes, which was partially offset by an increase in its effective tax rate from 25.6% to 27.6% year-over-year. The increase in the Company’s effective tax rate in 2022 was primarily due to the benefit attributable to redeemable noncontrolling interests.

The Company generated net income attributable to common shareholders of $40.4 million ($13.01 per diluted share) for 2022, compared to $74.2 million ($23.34 per diluted share) for 2021. The year-over-year decrease in net income attributable to common shareholders was primarily due to the decline of revenues as a result of decreased AUM and the decrease in performance-based fees, as well as investment losses in 2022 compared to investment gains in 2021 due to the market environment.
Summary Discussion of Consolidated Results of Operations - 2021 Compared to 2020

Revenue for 2021 increased $55.8 million compared to 2020, primarily due to a 38% increase in average AUM and $11.9 million in performance-based fees earned in 2021 compared to $0.5 million of performance-based fees in 2020. The increase was partially offset by a decrease in the average advisory fee rate (excluding performance-based fees) from 0.54% to 0.52% year over year.

Operating profit margin was 42% for 2021 and 36% for 2020. Adjusted operating profit margin was 46% for 2021, and 38% for 2020. Adjusted operating profit margin excludes the impact of market movements on the deferred compensation liability and related economic hedges, and the impact of the Consolidated Funds. See the “Non-GAAP Financial Measures and Reconciliation” section below in Part II, Item 7 of this Form 10-K.

The Company expects that its operating margin will fluctuate from period to period based on various factors, including revenues, investment results, employee performance, staffing levels, gains and losses on investments held in deferred compensation plans, and the development of investment strategies, products, or channels.

The Company recognized $16.4 million in investment income for 2021 compared to $6.6 million for 2020. The year-over-year increase in investment income was due to a higher average investment balance throughout the year and higher returns on the investments.

The Company recorded a gain of $9.0 million related to the sale of its High Yield-Focused Advisory Contracts in 2021.

Income tax expense increased $12.1 million for 2021 compared to 2020. The increase in income tax expense was primarily due to an increase in the Company’s income before taxes, which was partially offset by a decrease in its effective tax rate from 26.8% to 25.6% year-over-year. The decrease in the Company’s effective tax rate in 2021 was primarily due to the benefit attributable to redeemable noncontrolling interests, and a decrease in excess tax deficits from the vesting of restricted stock, which were partially offset by an increase in state and local taxes from the performance fees year-over-year.

The Company generated net income attributable to common shareholders of $74.2 million ($23.34 per diluted share) for 2021 compared to $38.7 million ($12.03 per diluted share) for 2020, primarily due to increased revenues, an increase in investment income, and the gain on the sale of the High Yield-Focused Advisory Contracts in 2021.
Revenue

(in thousands, except percentages)	2022	2021	% Change	2021	2020	% Change
Investment advisory	$144,326	$170,138	(15)%	$170,138	$119,125	43%
Mutual fund administration, net	10,170	12,056	(16)%	12,056	7,263	66%
Total	$154,496	$182,194	(15)%	$182,194	$126,388	44%

Revenue - 2022 Compared to 2021
Investment Advisory Fees. Investment advisory fees decreased by $25.8 million, or 15%, from 2021 to 2022. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates, which vary by investment product.
The Company recognized $1.5 million of performance-based fees in 2022 compared to $11.9 million of performance-based fees recognized in 2021. A significant performance-based agreement reached the end of its first five-year measurement period on September 30, 2021. Since the initial five-year measurement period ended, the performance-based fee has been calculated annually based on the client investment results over the recently completed five-year period.
The remaining decrease in investment advisory fees was due to a decrease of 9% in average AUM year-over-year. The average advisory fee rate (excluding performance-based fees) was 0.52% for both 2022 and 2021.

Mutual Fund Administration Fees. Mutual fund administration fees decreased $1.9 million, or 16%, from 2021 compared to 2022. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of the Funds' average AUM. This decrease was primarily due to the impact of a 14% decrease in the Funds' average AUM from 2021 compared to 2022.
Revenue - 2021 Compared to 2020
Investment Advisory Fees. Investment advisory fees increased by $51.0 million, or 43%, from 2020 to 2021. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates, which vary by investment product. The increase in investment advisory fees was due to an increase of 38% in average AUM, and $11.9 million in performance-based fees recognized in 2021 as a significant performance-based agreement reached its first five-year measurement term. The Company recognized $0.5 million of performance-based fees in 2020.
These increases were partially offset by a decrease in the average advisory fee rate (excluding performance-based fees) from 0.54% to 0.52% year-over-year. The decrease in average advisory fee rate was driven by an increase in the mix of assets held in lower fee rate strategies during 2021 compared to 2020.
For 2021, the average advisory fee rates for equity and fixed income strategies, excluding performance-based fees, were 0.54% and 0.39%, respectively. For 2020, the average advisory fee rates for equity and fixed income strategies were 0.57% and 0.40%, respectively.
Mutual Fund Administration Fees. Mutual fund administration fees increased $4.8 million, or 66%, from 2020 to 2021. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of the Funds' average AUM. The increase was primarily due to a 36% increase in the Funds' average AUM from 2020 to 2021, and a reduction in administration fees paid on behalf of the Funds as a percentage of average Fund AUM year over year.
Expenses

(in thousands, except percentages)	2022	2021	% Change	2021	2020	% Change
Compensation and related costs, excluding deferred compensation expense (benefit)	$70,505	$73,591	(4)%	$73,591	$58,292	26%
Deferred compensation expense (benefit)	(4,402)	7,082	(162)%	7,082	2,219	219%
General and administrative	13,607	14,021	(3)%	14,021	11,003	27%
Sales and marketing	7,160	7,659	(7)%	7,659	6,000	28%
Mutual fund administration	3,295	3,582	(8)%	3,582	3,336	7%
Total	$90,165	$105,935	(15)%	$105,935	$80,850	31%

Expenses - 2022 Compared to 2021
Compensation and Related Costs, Excluding Deferred Compensation Expense (Benefit). Employee compensation and benefits decreased by $3.1 million, or 4%, from 2021 compared to 2022. This decrease is due to a decrease in accrued incentive compensation of $6.2 million and a decrease in other compensation expense of $0.7 million, which was partially offset by an increase in restricted stock expense of $3.3 million related to restricted stock grants issued in February of 2022 under the Company’s long-term incentive program, and an increase in salary and related benefits of $0.5 million. On average, the Company had 129 full-time equivalent employees in 2022 and 126 in 2021. Incentive compensation expense can fluctuate significantly period over period as the Company evaluates investment performance, individual performance, its own performance, and other factors.
Deferred Compensation Expense (Benefit). Deferred compensation benefit was $4.4 million for 2022 compared to an expense of $7.1 million for 2021.
The gain (loss) on deferred compensation plan investments increases (decreases) deferred compensation expense (benefit) and is included in operating income. Deferred compensation expense (benefit) is offset by an equal amount in investment income (loss) below net operating income on the consolidated statements of income, and thus, has no impact on net income attributable to the Company.

General and Administrative. General and administrative expenses decreased by $0.4 million, or 3%, from 2021 compared to 2022. This decrease was primarily due to a decrease of $0.7 million in consulting fees and $0.5 million of proxy solicitation fees related to the sale of the High Yield-Focused Advisory Contracts in 2021. That decrease was partially offset by a $0.5 million increase in investment research and related conference fees, a $0.1 million increase in insurance expense, and a $0.2 million increase in IT staffing, hardware, and software expenses.
Sales and Marketing. Sales and marketing expenses decreased by $0.5 million, or 7%, from 2021 compared to 2022. The decrease was primarily due to decreases of $0.9 million in payments made to third-party intermediaries related to the sale of the Funds on their platforms, and $0.2 million related to its distribution technology platform and related external data costs. The decrease was partially offset by an increase of $0.6 million in sales-related travel expenses.
Mutual Fund Administration. Mutual fund administration expenses decreased by $0.3 million, or 8%, from 2021 compared to 2022. Mutual fund administration expenses consist of both variable and fixed expenses. The variable expenses are based on Fund AUM levels and the number of shareholder accounts. The decrease was due to a reduction in variable expenses as a result of the decrease in the Funds’ average AUM period over period.
Expenses - 2021 Compared to 2020
Compensation and Related Costs, Excluding Deferred Compensation Expense. Employee compensation and benefits increased by $15.3 million, or 26%, from 2020 to 2021. This increase was due to increases in incentive compensation of $9.7 million, salary and related benefits of $3.1 million, restricted stock expense of $1.8 million, and other compensation expense of $0.7 million. On average, the Company had 126 full-time equivalent employees for both 2021 and 2020. Incentive compensation expense can fluctuate significantly period over period as the Company evaluates investment performance, individual performance, its own performance, and other factors.
Deferred Compensation Expense. Deferred compensation expense was $7.1 million for 2021, compared to deferred compensation expense of $2.2 million for 2020, primarily due to an increase in market appreciation on the Company’s deferred compensation investments period over period.
The gain on deferred compensation plan investments increases deferred compensation expense and is included in operating income. Deferred compensation expense is offset by an equal amount in investment income below net operating income on the consolidated statements of income statement, and thus, has no impact on net income attributable to the Company.
General and Administrative. General and administrative expenses increased by $3.0 million, or 27%, from 2020 to 2021. This increase was partially due to a non-recurring $1.1 million refund related to Ohio commercial activity tax, which was received in 2020 and reduced general and administrative expense. The Ohio commercial activity tax is a gross receipts tax, and therefore, is not included in income taxes. Other increases in 2021 include $0.7 million in consulting fees, $0.5 million of proxy solicitation fees related to the sale of the High Yield-Focused Advisory Contracts, a $0.4 million increase in IT staffing, hardware, and software expense, and a $0.3 million increase in depreciation expense.
Sales and Marketing. Sales and marketing expenses increased by $1.7 million, or 28%, from 2020 to 2021. The increase was primarily due to increases of $0.7 million related to the Company’s distribution technology platform and the related external data costs, $0.5 million for payments made to third-party intermediaries related to the sale of the Funds on their platforms, and a $0.5 million increase in advertising expenses.
Mutual Fund Administration. Mutual fund administration expenses increased by $0.2 million, or 7%, from 2020 to 2021. Mutual fund administration expense consists of both variable and fixed expenses. The variable expenses are based on Fund AUM levels and the number of shareholder accounts. The increase was due to an increase in variable expenses as a result of the increase in the average Fund AUM period over period.
Liquidity and Capital Resources
Sources of Liquidity
The Company’s current financial condition is liquid, with a significant amount of its assets comprised of cash and cash equivalents, investments, accounts receivable, and other current assets. The Company’s main source of liquidity is cash flows from operating activities, which are generated from investment advisory and mutual fund administration fees. Cash and cash equivalents, investments held directly by DHCM, accounts receivable, and other current assets represented $182.9 million and $214.7 million of total assets as of December 31, 2022, and 2021, respectively. The Company believes that these sources of liquidity, as well as its continuing cash flows from operating activities, will be sufficient to meet its current and future operating needs for the next 12 months.

Uses of Liquidity
The Company anticipates that its main uses of cash will be for operating expenses and seed capital to fund new and existing investment strategies. The Board and management regularly review various factors to determine whether the Company has capital in excess of that required for its business, and the appropriate uses of any such excess capital.
Share Repurchases
On February 25, 2022, the Board approved the 2022 Repurchase Program. The 2022 Repurchase Program authorizes management to repurchase up to $50.0 million of the DHIL’s common shares in the open market and in private transactions in accordance with applicable securities laws. The 2022 Repurchase Program will expire upon the earlier of: (i) February 2024, and (ii) the completion of all authorized purchases under the program. As of December 31, 2022, $15.4 million remained available for repurchases under the 2022 Repurchase Program. Prior to the approval of the 2022 Repurchase Program, the Company repurchased shares under similar repurchase programs.
The authority to repurchase share may be exercised from time to time as market conditions warrant and is subject to regulatory constraints. The timing, amount, and other terms and conditions of any repurchases will be determined by management in its discretion based on a variety of factors, including the market price of such shares, corporate considerations, general market and economic conditions, and applicable legal requirements.
The following table summarizes the Company’s annual share repurchase transactions:

Year	Total Number of Shares Purchased	Average Price Paid Per Share Purchased	Purchase Price of Shares Purchased
2022	217,009	$178.45	$38,726,007
2021	45,727	171.02	7,820,315
2020	157,750	118.21	18,646,982
Total	420,486	$155.04	$65,193,304
Dividends
Fiscal 2022 was the 15th consecutive year that the Company paid a dividend.
A summary of cash dividends paid during the years ended December 31, 2022, 2021, and 2020 is presented below:

Year	Regular Dividend Per Share	Regular Dividend Total	Special Dividend Per Share	Special Dividend Total	Total Dividend Per Share	Total Dividends
2022	$6.00	$18,637,238	$4.00	$12,059,669	$10.00	$30,696,907
2021	$4.00	12,700,876	19.00	60,260,100	23.00	72,960,976
2020	—	—	$12.00	37,976,714	$12.00	37,976,714
Total		$31,338,114		$110,296,483		$141,634,597
On February 23, 2023, the Board approved a regular quarterly dividend for the first quarter of 2023 of $1.50 per share to be paid on March 17, 2023, to shareholders of record as of March 6, 2023. This dividend is expected to reduce shareholders' equity by approximately $4.6 million. Subject to Board approval and compliance with applicable law, the Company expects to pay a regular quarterly dividend of $1.50 per share in 2023.

In addition to the regular quarterly dividends, the Board will decide whether to approve and pay an additional special dividend in the fourth quarter of each fiscal year. Although the Company currently expects to continue to pay regular quarterly dividends, depending on the circumstances and the Board’s judgment, the Company may not pay special or quarterly dividends as described.
Working Capital
As of December 31, 2022, the Company had working capital of approximately $144.9 million, compared to $168.5 million as of December 31, 2021. Working capital includes cash and cash equivalents, accounts receivable, investments, and other current assets of DHCM, net of accounts payable and accrued expenses, accrued incentive compensation, deferred compensation, and other current DHCM liabilities.

The Company had no debt and the Company believes its available working capital is sufficient to cover current expenses and presently anticipated capital expenditures.
Below is a summary of investments as of December 31, 2022 and 2021:

	As of December 31,
	2022	2021
Corporate Investments:
Diamond Hill Core Bond Fund	$41,315,982	$46,755,404
Diamond Hill International Fund	36,084,204	41,673,154
Diamond Hill Large Cap Concentrated Fund	10,571,463	12,098,049
Diamond Hill Micro Cap Fund, LP	9,690,916	10,703,473
Total Corporate Investments	97,662,565	111,230,080
Deferred Compensation Plan Investments in the Funds	30,744,990	37,348,294
Total investments held by DHCM	128,407,555	148,578,374
Redeemable noncontrolling interest in Consolidated Funds	17,268,156	18,077,627
Total investments	$145,675,711	$166,656,001

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
For the year ended December 31, 2022, net cash provided by operating activities totaled $39.5 million. Cash provided by operating activities was primarily driven by net income of $36.9 million, and the add backs of net losses on investments of $24.5 million, share-based compensation of $10.7 million, and depreciation of $1.4 million. These cash inflows were partially offset by the net change in securities held by the Consolidated Funds of $14.0 million, the cash impact of timing differences in the settlement of other assets and liabilities of $13.2 million, and the adjustment to net income of $6.8 million for the gain on sale of the High Yield-Focused Advisory Contracts. Net cash provided by operating activities of $39.5 million was inclusive of $9.5 million of cash used in operations by the Consolidated Funds.
For the year ended December 31, 2021, net cash provided by operating activities totaled $26.3 million. Cash provided by operating activities was primarily driven by net income of $75.6 million, the add back of share-based compensation of $7.4 million, depreciation of $1.3 million, and the cash impact of timing differences in the settlement of assets and liabilities of $12.3 million. These cash inflows were partially offset by net securities purchased by the Diamond Hill International Fund and the Diamond Hill Large Cap Concentrated Fund (together, the “Consolidated Funds”) of $50.4 million, net gains on investments of $10.9 million, and the adjustment to net income of $9.0 million for the gain on sale of the High Yield-Focused Advisory Contracts. Net cash provided by operating activities of $26.3 million was inclusive of $50.3 million of cash used in operations by the Consolidated Funds.
For the year ended December 31, 2020, net cash provided by operating activities totaled $59.8 million. Cash provided by operating activities was primarily driven by net income of $38.2 million, the add back of share-based compensation of $7.7 million, depreciation of $1.0 million, net securities redeemed by the Consolidated Funds of $3.2 million, and the cash impact of timing differences in the settlement of assets and liabilities of $12.7 million. These cash inflows were partially offset by net gains on investments of $3.0 million. Net cash provided by operating activities of $59.8 million was inclusive of $2.5 million of cash provided by operations by the Consolidated Funds.
Cash Flows from Investing Activities
The Company’s cash flows from investing activities consist primarily of capital expenditures and purchases and redemptions in its investment portfolio.

Cash flows provided by investing activities totaled $6.0 million for the year ended December 31, 2022. The cash provided was due to proceeds from the sale of Company-sponsored investments totaling $6.9 million and $6.8 million of proceeds received from the final payment for the sale of the High Yield-Focused Advisory Contracts. These proceeds were partially offset by purchases of Company-sponsored investments of $7.6 million and property and equipment purchases of $0.1 million.
Cash flows provided by investing activities totaled $27.3 million for the year ended December 31, 2021. The cash provided was due to proceeds from the sale of Company-sponsored investments totaling $40.8 million and $9.0 million of proceeds received from the sale of the High Yield-Focused Advisory Contracts. These proceeds were partially offset by purchases of Company-sponsored investments of $21.4 million and property and equipment purchases (primarily capitalized software) of $1.1 million.
Cash flows provided by investing activities totaled $8.4 million for the year ended December 31, 2020. The cash provided was due to proceeds from the sale of Company-sponsored investments totaling $25.7 million. These proceeds were partially offset by purchases of Company-sponsored investments of $14.9 million and property and equipment purchases (primarily capitalized software) of $2.5 million.
Cash Flows from Financing Activities
The Company’s cash flows from financing activities consist primarily of repurchases of its common stock, shares withheld related to employee tax withholding obligations, dividends paid on its common stock, proceeds received under the Diamond Hill Investment Group, Inc. Employee Stock Purchase Plan (“ESPP”), and distributions to, or contributions from, redeemable noncontrolling interest holders.
For the year ended December 31, 2022, net cash used in financing activities totaled $62.9 million, consisting of repurchases of DHIL’s common stock of $38.7 million, the payment of dividends of $30.7 million, and the value of shares withheld to cover employee tax withholding obligations of $3.4 million. These cash outflows were partially offset by net subscriptions received in the Consolidated Funds from redeemable non-controlling interest holders of $9.5 million and proceeds received under the ESPP of $0.5 million.
For the year ended December 31, 2021, net cash used in financing activities totaled $71.5 million, consisting of the payment of dividends of $73.0 million, repurchases of DHIL’s common stock of $7.8 million, and $1.6 million of shares withheld related to employee tax withholding obligations. These cash outflows were partially offset by net subscriptions received in the Consolidated Funds from redeemable non-controlling interest holders of $10.3 million and proceeds received under the ESPP of $0.6 million.
For the year ended December 31, 2020, net cash used in financing activities totaled $62.9 million, consisting of the payment of dividends of $38.0 million, repurchases of DHIL’s common stock of $18.7 million, $1.9 million of shares withheld related to employee tax withholding obligations, and net redemptions in the Consolidated Funds from redeemable non-controlling interest holders of $4.3 million.

Supplemental Consolidated Cash Flow Statement
The following table summarizes the condensed cash flows for the years ended December 31, 2022, 2021, and 2020 that are attributable to the Company and to the Consolidated Funds, and the related eliminations required in preparing the consolidated financial statements.

	Year Ended December 31, 2022
	Cash flow attributable to Diamond Hill Investment Group, Inc.	Cash flow attributable to Consolidated Funds	Eliminations	As reported on the Consolidated Statement of Cash Flows
Cash flows from operating activities:
Net income (loss)	$40,434,107	$(11,739,448)	$8,176,103	$36,870,762
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,377,610	—	—	1,377,610
Share-based compensation	10,660,673	—	—	10,660,673
Gain on sale of High Yield-Focused Advisory Contracts	(6,813,579)	—	—	(6,813,579)
Net losses on investments	21,552,322	11,739,448	(8,819,876)	24,471,894
Net change in securities held by Consolidated Funds	—	(14,039,687)	—	(14,039,687)
Other changes in assets and liabilities	(17,563,539)	4,518,501	—	(13,045,038)
Net cash provided by (used in) operating activities	49,647,594	(9,521,186)	(643,773)	39,482,635
Net cash provided by (used in) investing activities	5,330,622	—	703,249	6,033,871
Net cash provided by (used in) financing activities	(72,333,307)	9,521,186	(59,476)	(62,871,597)
Net change during the year	(17,355,091)	—	—	(17,355,091)
Cash and cash equivalents at beginning of year	80,550,393	—	—	80,550,393
Cash and cash equivalents at end of year	$63,195,302	$—	$—	$63,195,302

	Year Ended December 31, 2021
	Cash flow attributable to Diamond Hill Investment Group, Inc.	Cash flow attributable to Consolidated Funds	Eliminations	As reported on the Consolidated Statement of Cash Flows
Cash flows from Operating Activities:
Net income	$74,200,609	$5,851,988	$(4,463,058)	$75,589,539
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,281,420	—	—	1,281,420
Share-based compensation	7,415,170	—	—	7,415,170
Gain on sale of High Yield-Focused Advisory Contracts	(9,000,000)	—	—	(9,000,000)
Net gains on investments	(7,599,548)	(5,851,988)	2,572,878	(10,878,658)
Net change in securities held by Consolidated Funds	—	(50,430,607)	—	(50,430,607)
Other changes in assets and liabilities	12,209,848	125,525	—	12,335,373
Net cash provided by (used in) operating activities	78,507,499	(50,305,082)	(1,890,180)	26,312,237
Net cash provided by (used in) investing activities	(14,631,872)	—	41,896,371	27,264,499
Net cash provided by (used in) financing activities	(81,803,436)	50,305,082	(40,006,191)	(71,504,545)
Net change during the year	(17,927,809)	—	—	(17,927,809)
Cash and cash equivalents at beginning of year	98,478,202	—	—	98,478,202
Cash and cash equivalents at end of year	$80,550,393	$—	$—	$80,550,393

	Year Ended December 31, 2020
	Cash flow attributable to Diamond Hill Investment Group, Inc.	Cash flow attributable to Consolidated Funds	Eliminations	As reported on the Consolidated Statement of Cash Flows
Cash flows from Operating Activities:
Net income	$38,660,545	$403,985	$(899,392)	$38,165,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	992,836	—	—	992,836
Share-based compensation	7,739,320	—	—	7,739,320
Net gains on investments	(3,500,848)	(403,985)	899,392	(3,005,441)
Net change in securities held by Consolidated Funds	—	3,179,362	—	3,179,362
Other changes in assets and liabilities	13,394,030	(692,760)	—	12,701,270
Net cash provided by operating activities	57,285,883	2,486,602	—	59,772,485
Net cash provided by investing activities	6,587,218	—	1,824,482	8,411,700
Net cash used in financing activities	(58,571,152)	(2,486,602)	(1,824,482)	(62,882,236)
Net change during the year	5,301,949	—	—	5,301,949
Cash and cash equivalents at beginning of year	93,176,253	—	—	93,176,253
Cash and cash equivalents at end of year	$98,478,202	$—	$—	$98,478,202

Material Cash Commitments
The Company’s material cash commitments consist of its obligations under its deferred compensation plans, lease obligations, and other contractual amounts that will be due for the purchase of goods and services to be used in its operations. Some of these contractual amounts may be cancellable under certain conditions and may involve termination fees. The Company expects to fund these cash commitments with future cash flow from operations.
Its obligations under the deferred compensation plans are disclosed on the consolidated balance sheets with more information included in Note 7 to the consolidated financial statements. Its lease obligations are disclosed in Note 8 to the consolidated financial statements. The Company’s other material cash commitments for goods and services used in operations primarily consist of obligations related to long-term software licensing and maintenance contracts.

Non-GAAP Financial Measures and Reconciliation
As supplemental information, the Company is providing certain financial measures that are based on methodologies other than U.S. generally accepted accounting principles (“non-GAAP”). Management believes the non-GAAP financial measures below are useful measures of the Company’s core business activities, are important metrics in estimating the value of an asset management business, and help facilitate comparisons to Company operating performance across periods. These non-GAAP financial measures should not be used as a substitute for financial measures calculated in accordance with U.S. generally accepted accounting principles (“GAAP”) and may be calculated differently by other companies. The following schedules reconcile financial measures calculated in accordance with GAAP to non-GAAP financial measures for the years ended December 31, 2022, 2021, and 2020, respectively.

	Year Ended December 31, 2022
(in thousands, except percentages and per share data)	Operating expenses	Net operating income	Non-operating income (loss)	Income tax expense(5)	Net income attributable to common shareholders	Earnings per share attributable to common shareholders (diluted)	Operating profit margin
U.S. GAAP Basis	$90,165	$64,331	$(13,373)	$14,088	$40,434	$13.01	42%
Non-GAAP Adjustments:
Deferred compensation liability(1)	4,402	(4,402)	4,402	—	—	—	(3)%
Consolidated Funds(2)	—	423	11,317	2,113	6,063	1.95	—
Gain on sale of high-yield focused advisory contracts(3)	—	—	(6,814)	(1,761)	(5,053)	(1.63)	—
Other investment income(4)	—	—	$4,468	1,155	3,313	1.07	—

Adjusted Non-GAAP basis	$94,567	$60,352	—	$15,595	$44,757	$14.40	39%

	Year Ended December 31, 2021
(in thousands, except percentages and per share data)	Operating expenses	Net operating income	Non-operating income (loss)	Income tax expense(5)	Net income attributable to common shareholders	Earnings per share attributable to common shareholders (diluted)	Operating profit margin
U.S. GAAP Basis	$105,936	$76,258	$25,381	$26,050	$74,201	$23.34	42%
Non-GAAP Adjustments:
Deferred compensation liability(1)	(7,082)	7,082	(7,082)	—	—	—	4%
Consolidated Funds(2)	—	340	(6,192)	(1,160)	(3,304)	(1.04)	—
Gain on sale of high-yield focused advisory contracts(3)	—	—	(9,000)	(2,339)	(6,661)	(2.10)	—
Other investment income(4)	—	—	$(3,107)	(808)	(2,299)	(0.72)	—

Adjusted Non-GAAP basis	$98,854	$83,680	—	$21,743	$61,937	$19.48	46%

	Year Ended December 31, 2020
(in thousands, except percentages and per share data)	Operating expenses	Net operating income	Non-operating income (loss)	Income tax expense(5)	Net income attributable to common shareholders	Earnings per share attributable to common shareholders (diluted)	Operating profit margin
U.S. GAAP Basis	$80,850	$45,538	$6,585	$13,958	$38,661	$12.03	36%
Non-GAAP Adjustments:
Deferred compensation liability(1)	(2,219)	2,219	(2,219)	—	—	—	2%
Consolidated Funds(2)	—	218	(622)	(239)	(661)	(0.21)	—%
Other investment income(4)	—	—	$(3,744)	(993)	(2,751)	(0.86)	—%

Adjusted Non-GAAP basis	$78,631	$47,975	—	$12,726	$35,249	$10.96	38%
(1) This non-GAAP adjustment removes the compensation expense resulting from market valuation changes in the deferred compensation plan liability and the related net gains/losses on investments designated as an economic hedge against the related liability. Amounts deferred under the deferred compensation plans are adjusted for appreciation/depreciation of investments chosen by participants. The Company believes it is useful to offset the non-operating investment income/loss realized on the hedges against the related compensation expense and remove the net impact to help readers understand the Company’s core operating results and to improves comparability from period to period.
(2) This non-GAAP adjustment removes the impact that the Consolidated Funds have on the Company’s GAAP consolidated statements of income. Specifically, the Company adds back the operating expenses and subtracts the investment income of the Consolidated Funds. The adjustment to net operating income represents the operating expenses of the Consolidated Funds, net of the elimination of related management and administrative fees. The adjustment to net income attributable to common shareholders represents the net income of the Consolidated Funds, net of redeemable non-controlling interests. The Company removes the impact of the Consolidated Funds because it believes they impact the reader’s ability to understand its core operating results.
(3) This non-GAAP adjustment removes the impact of the gain on the sale of the High Yield-Focused Advisory Contracts. The sale of the High Yield-Focused Advisory Contracts was a nonrecurring transaction, thus, the Company believes that removing the impact of the gain helps readers understand the Company’s core operating results and improves comparability period to period.
(4) This non-GAAP adjustment represents the net gains/losses earned on the Company’s non-consolidated investment portfolio that are not designated as economic hedges of the deferred compensation plan liability, non-consolidated seed investments, and other investments. The Company believes adjusting for these non-operating income/loss items helps readers understand the Company’s core operating results and improves comparability to prior years.
(5) The income tax expense impacts were calculated and resulted in an overall non-GAAP effective tax rate of 25.8% for 2022, 26.0% for 2021 and 26.5% for 2020.
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

Consolidation. The Company consolidates all subsidiaries and certain investments in which the Company has a controlling interest. The Company is generally deemed to have a controlling interest when it owns the majority of the voting interest of a voting rights entity (“VRE”) or are deemed to be the primary beneficiary of a variable interest entity (“VIE”). A VIE is an entity that lacks sufficient equity to finance its activities, or any entity whose equity holders do not have defined power to direct the activities of the entity normally associated with an equity investment. The Company’s analysis to determine whether an entity is a VIE or a VRE involves judgment and considers several factors, including an entity’s legal organization, equity structure, the rights of the investment holders, the Company’s ownership interest in the entity, and its contractual involvement with the entity. The Company continually reviews and reconsiders its VIE or VRE conclusions upon the occurrence of certain events, such as changes to its ownership interest, or amendments to contract documents.
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
The Company invests in its investment strategies, which are market risk sensitive financial instruments. These investments have inherent market risk in the form of price risk; that is, the potential future loss of value that would result from a decline in their fair value. Market prices fluctuate, and the amount realized upon subsequent sale may differ significantly from the reported market value.
The table below summarizes the Company’s market risks as of December 31, 2022, and shows the effects of a hypothetical 10% increase and decrease in investments.

	Fair Value as of December 31, 2022	Fair Value Assuming a Hypothetical 10% Increase	Fair Value Assuming a Hypothetical 10% Decrease
Equity investments	$101,265,748	$111,392,323	$91,139,173
Fixed Income investments	44,409,963	48,850,959	39,968,967
Total	$145,675,711	$160,243,282	$131,108,140

ITEM 8.	Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (KPMG LLP, Columbus, OH, Auditor Firm ID: 185)	39
Consolidated Balance Sheets as of December 31, 2022 and 2021	41
Consolidated Statements of Income for the years ended December 31, 2022, December 31, 2021, and December 31, 2020	42
Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest for the years ended December 31, 2022, December 31, 2021, and December 31, 2020	43
Consolidated Statements of Cash Flows for the years ended December 31, 2022, December 31, 2021, and December 31, 2020	44
Notes to Consolidated Financial Statements	45

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Diamond Hill Investment Group, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Diamond Hill Investment Group, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, shareholders’ equity and redeemable noncontrolling interest, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of the assets under management data used in the calculation of investment advisory fee revenue for separately managed accounts, collective investment trusts and other pooled vehicles
As discussed in Note 2 to the consolidated financial statements, the Company recognizes investment advisory revenue for its separately managed accounts, collective investment trusts and other pooled vehicles based on a percentage of its assets under management (AUM). The Company recognized $39.5 million in investment advisory fees related to separately managed accounts, collective investment trusts and other pooled vehicles during the year ended December 31, 2022. AUM is an input to the calculation of the investment advisory fee revenue. Specifically, as it pertains to these accounts, the inputs to the AUM calculation and the calculated AUM value are transmitted through multiple information technology (IT) systems used in the calculation of investment advisory fee revenue.

We identified the evaluation of the AUM data used in the calculation of separately managed accounts, collective investment trusts and other pooled vehicles investment advisory fee revenue as a critical audit matter. There is a high degree of auditor judgment required to perform procedures to address the Company’s use of multiple IT systems to maintain the AUM data, including the use of professionals with specialized skills and knowledge to test the AUM data processed through multiple IT systems.
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

Columbus, Ohio
February 23, 2023

Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$63,195,302	$80,550,393
Investments	145,675,711	166,656,001
Accounts receivable	17,329,034	20,443,562
Prepaid expenses	3,435,269	2,555,296
Income taxes receivable	1,463,547	—
Property and equipment, net of depreciation	4,348,341	6,100,599
Deferred taxes	14,374,206	9,847,552
Total assets	$249,821,410	$286,153,403
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$9,177,977	$8,588,713
Accrued incentive compensation	32,100,000	37,235,418
Deferred compensation	30,744,990	37,348,294
Income taxes payable	—	801,740
Total liabilities	72,022,967	83,974,165
Redeemable noncontrolling interest	14,126,198	17,756,336
Permanent Shareholders’ Equity
Common stock, no par value: 7,000,000 shares authorized; 3,010,457 issued and outstanding at December 31, 2022 (inclusive of 219,459 unvested shares); 3,171,536 issued and outstanding at December 31, 2021 (inclusive of 201,170 unvested shares)	51,688,631	80,434,049
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred equity compensation	(17,011,144)	(15,268,705)
Retained earnings	128,994,758	119,257,558
Total permanent shareholders’ equity	163,672,245	184,422,902
Total liabilities and shareholders’ equity	$249,821,410	$286,153,403
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income

	Year Ended December 31,
	2022	2021	2020
REVENUES:
Investment advisory	$144,325,517	$170,137,609	$119,125,230
Mutual fund administration, net	10,170,502	12,056,228	7,262,488
Total revenue	154,496,019	182,193,837	126,387,718
OPERATING EXPENSES:
Compensation and related costs, excluding deferred compensation expense (benefit)	70,505,216	73,591,327	58,291,670
Deferred compensation expense (benefit)	(4,402,265)	7,082,153	2,218,898
General and administrative	13,606,922	14,020,836	11,002,572
Sales and marketing	7,159,686	7,659,423	5,999,846
Mutual fund administration	3,294,983	3,581,960	3,336,575
Total operating expenses	90,164,542	105,935,699	80,849,561
NET OPERATING INCOME	64,331,477	76,258,138	45,538,157
NON-OPERATING INCOME (LOSS)
Investment income (loss), net	(20,186,511)	16,381,216	6,584,849
Gain on sale of High Yield-Focused Advisory Contracts	6,813,579	9,000,000	—
Total non-operating income (loss)	(13,372,932)	25,381,216	6,584,849
NET INCOME BEFORE TAXES	50,958,545	101,639,354	52,123,006
Income tax expense	(14,087,783)	(26,049,815)	(13,957,868)
NET INCOME	36,870,762	75,589,539	38,165,138
Net loss (income) attributable to redeemable noncontrolling interest	3,563,345	(1,388,930)	495,407
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$40,434,107	$74,200,609	$38,660,545
Earnings per share attributable to common shareholders
Basic	$13.01	$23.34	$12.03
Diluted	$13.01	$23.34	$12.03
Weighted average shares outstanding
Basic	3,107,604	3,179,497	3,214,564
Diluted	3,107,604	3,179,497	3,214,564
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest

	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at January 1, 2020	3,294,672	$95,853,477	$(20,331,890)	$117,334,094	$192,855,681	$14,178,824
Issuance of restricted stock grants	22,099	2,548,440	(2,548,440)	—	—	—
Amortization of restricted stock grants	—	—	5,227,574	—	5,227,574	—
Common stock issued as incentive compensation	23,640	3,396,359	—	—	3,396,359	—
Issuance of common stock related to 401(k) plan match	20,976	2,511,746	—	—	2,511,746	—
Shares withheld related to employee tax withholding obligations	(19,189)	(1,947,456)	—	—	(1,947,456)	—
Forfeiture of restricted stock grants	(15,625)	(2,904,638)	2,904,638	—	—	—
Repurchases of common stock	(157,750)	(18,646,982)	—	—	(18,646,982)	—
Cash dividends paid of $12.00 per share	—	—	—	(37,976,714)	(37,976,714)	—
Net income (loss)	—	—	—	38,660,545	38,660,545	(495,407)
Net redemptions of consolidated funds	—	—	—	—	—	(4,311,084)
Balance at December 31, 2020	3,168,823	$80,810,946	$(14,748,118)	$118,017,925	$184,080,753	$9,372,333
Issuance of restricted stock grants	69,879	11,105,508	(11,105,508)	—	—	—
Amortization of restricted stock grants	—	—	7,182,299	—	7,182,299	—
Common stock issued as incentive compensation	3,681	529,806	—	—	529,806	—
Issuance of common stock related to 401(k) plan match	506	87,667	—	—	87,667	—
Issuance of common stock related to employee stock purchase plan	4,278	748,472	—	—	748,472	—
Shares withheld related to employee tax withholding obligations	(10,057)	(1,625,413)	—	—	(1,625,413)	—
Forfeiture of restricted stock grants	(19,847)	(3,402,622)	3,402,622	—	—	—
Repurchases of common stock	(45,727)	(7,820,315)	—	—	(7,820,315)	—
Cash dividends paid of $23.00 per share	—	—	—	(72,960,976)	(72,960,976)	—
Net income	—	—	—	74,200,609	74,200,609	1,388,930
Net deconsolidations of Company sponsored investments	—	—	—	—	—	(3,303,818)
Net subscriptions of consolidated funds	—	—	—	—	—	10,298,891
Balance at December 31, 2021	3,171,536	$80,434,049	$(15,268,705)	$119,257,558	$184,422,902	$17,756,336
Issuance of restricted stock grants	76,143	13,436,439	(13,436,439)	—	—	—
Amortization of restricted stock grants	—	—	10,530,486	—	10,530,486	—
Common stock issued as incentive compensation	2,743	487,870	—	—	487,870	—
Issuance of common stock related to 401(k) plan match	211	37,313	—	—	37,313	—
Issuance of common stock related to employee stock purchase plan	3,392	619,159	—	—	619,159	—
Shares withheld related to employee tax withholding obligations	(19,302)	(3,436,678)	—	—	(3,436,678)	—
Forfeiture of restricted stock grants	(7,257)	(1,163,514)	1,163,514	—	—	—
Repurchases of common stock	(217,009)	(38,726,007)	—	—	(38,726,007)	—
Cash dividends paid of $10.00 per share	—	—	—	(30,696,907)	(30,696,907)	—
Net income (loss)	—	—	—	40,434,107	40,434,107	(3,563,345)
Net deconsolidations of Company sponsored investments	—	—	—	—	—	(9,528,503)
Net subscriptions of consolidated funds	—	—	—	—	—	9,461,710
Balance at December 31, 2022	3,010,457	$51,688,631	$(17,011,144)	$128,994,758	$163,672,245	$14,126,198

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$36,870,762	$75,589,539	$38,165,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,377,610	1,281,420	992,836
Share-based compensation	10,660,673	7,415,170	7,739,320
Increase (decrease) in accounts receivable	3,107,409	(2,666,551)	(582,502)
Change in current income taxes	(2,265,287)	1,058,278	3,592,561
Change in deferred income taxes	(4,526,654)	(1,410,106)	1,949,407
Gain on sale of high yield-focused advisory contracts	(6,813,579)	(9,000,000)	—
Net loss (gain) on investments	24,471,894	(10,878,658)	(3,005,441)
Net change in securities held by Consolidated Funds	(14,039,687)	(50,430,607)	3,179,362
Increase (decrease) in accrued incentive compensation	(4,647,548)	9,365,224	5,180,849
Increase (decrease) in deferred compensation	(6,603,304)	4,106,342	2,899,748
Other changes in assets and liabilities	1,890,346	1,882,186	(338,793)
Net cash provided by operating activities	39,482,635	26,312,237	59,772,485
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(101,454)	(1,104,981)	(2,450,421)
Purchase of Company sponsored investments	(7,606,958)	(21,395,411)	(14,852,892)
Proceeds from sale of Company sponsored investments	6,928,704	40,764,891	25,715,013
Proceeds from sale of high yield-focused advisory contracts	6,813,579	9,000,000	—
Net cash provided by investing activities	6,033,871	27,264,499	8,411,700
CASH FLOWS FROM FINANCING ACTIVITIES:
Value of shares withheld related to employee tax withholding obligations	(3,436,678)	(1,625,413)	(1,947,456)
Payment of dividends	(30,696,907)	(72,960,976)	(37,976,714)
Net subscriptions (redemptions) received from redeemable noncontrolling interest holders	9,461,710	10,298,891	(4,311,084)
Repurchase of common stock	(38,726,007)	(7,820,315)	(18,646,982)
Proceeds received under employee stock purchase plan	526,285	603,268	—
Net cash used in financing activities	(62,871,597)	(71,504,545)	(62,882,236)
CASH AND CASH EQUIVALENTS
Net change during the year	(17,355,091)	(17,927,809)	5,301,949
At beginning of year	80,550,393	98,478,202	93,176,253
At end of year	$63,195,302	$80,550,393	$98,478,202
Supplemental cash flow information:
Income taxes paid	$20,879,724	$26,401,643	$8,415,900
Supplemental disclosure of non-cash transactions:
Common stock issued as incentive compensation	$487,870	$529,806	$3,396,359
Charitable donation of corporate investments	$—	$366,555	$—
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Notes to Consolidated Financial Statements

Note 1 Business and Organization
Diamond Hill Investment Group, Inc., an Ohio corporation (“DHIL”), and its subsidiaries (collectively, the “Company”), derives its consolidated revenues and net income from investment advisory and fund administration services provided by its wholly-owned subsidiary, Diamond Hill Capital Management, Inc., an Ohio corporation (“DHCM”).
DHCM is a registered investment adviser. DHCM is the investment adviser and administrator for the Diamond Hill Funds (the “Funds”), a series of open-end mutual funds. DHCM also provides investment advisory services to Diamond Hill Micro Cap Fund, LP (“DHMF”), a private fund, separately managed accounts, collective investment trusts, other pooled vehicles including sub-advised funds, and model delivery programs.
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
These consolidated financial statements reflect, in the opinion of the Company, all material adjustments (which include only normal recurring adjustments) necessary to fairly present the Company’s financial position as of December 31, 2022 and 2021, and results of operations for the years ended December 31, 2022, 2021 and 2020.
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
The Company holds certain investments in the Funds and DHMF for general corporate investment purposes, to provide seed capital for newly formed strategies, or to add capital to existing strategies. The Funds are organized in a series fund structure in which there are multiple mutual funds within one trust (the “Trust”). The Trust is an open-end investment company registered under the Investment Company Act of 1940, as amended (the “1940 Act”). Each individual Fund represents a separate share class of a legal entity organized under the Trust. DHMF is organized as a Delaware limited partnership and is exempt from registration under the 1940 Act.
The Company consolidates all subsidiaries and certain investments in which the Company has a controlling interest. The Company is generally deemed to have a controlling interest when it owns the majority of the voting interest of a voting rights entity (“VRE”) or are deemed to be the primary beneficiary of a variable interest entity (“VIE”). A VIE is an entity that lacks sufficient equity to finance its activities, or any entity whose equity holders do not have defined power to direct the activities of the entity normally associated with an equity investment. The Company’s analysis to determine whether an entity is a VIE or a VRE involves judgment and considers several factors, including an entity’s legal organization, equity structure, the rights of the investment holders, the Company’s ownership interest in the entity, and its contractual involvement with the entity. The Company continually reviews and reconsiders its VIE or VRE conclusions upon the occurrence of certain events, such as changes to its ownership interest, or amendments to contract documents.

The Company performs its consolidation analysis at the individual Fund level and has concluded that the Funds are VREs because the structure of the Funds is such that the shareholders are deemed to have the power through voting rights to direct the activities that most significantly impact each Fund’s economic performance. To the extent material, these Funds are consolidated if Company ownership, directly or indirectly, represents a majority interest (greater than 50%). The Company records redeemable noncontrolling interests in consolidated investments for which the Company's ownership is less than 100%. As of December 31, 2022, the Company has consolidated the Diamond Hill International Fund. As of December 31, 2021, the Company consolidated the Diamond Hill International Fund and the Diamond Hill Large Cap Concentrated Fund (the “Consolidated Funds”). The Company de-consolidated the Diamond Hill Large Cap Concentrated Fund during the year ended December 31, 2022, de-consolidated the Diamond Hill Global Fund during the year ended December 31, 2021, and de-consolidated the Diamond Hill Core Bond Fund and the Diamond Hill High Yield Fund during the year ended December 31, 2020, as the Company’s ownership declined to less than 50% during the years, respectively.
DHCM is the investment manager of DHMF and is the managing member of Diamond Hill Fund GP, LLC (the “General Partner”), which is the general partner of DHMF. DHCM is wholly-owned by, and consolidated with, the Company. Further, DHCM, through its control of the General Partner, has the power to direct DHMF’s economic activities and the right to receive investment advisory fees from DHMF that may be significant. DHMF commenced operations on June 1, 2021, and its underlying assets consist primarily of marketable securities.
The Company concluded DHMF was a VIE given that: (i) DHCM has disproportionately less voting interest than economic interest, and (ii) DHMF's limited partners have full power to remove the General Partner (which is controlled by the Company) due to the existence of substantive kick-out rights. In addition, substantially all of DHMF's activities are conducted on behalf of the General Partner, which has disproportionately few voting rights. The Company concluded it is not the primary beneficiary of DHMF as it lacks the power to control DHMF, since DHMF's limited partners have single-party kick-out rights and can unilaterally remove the General Partner without cause. DHCM’s investments in DHMF are reported as a component of the Company’s investment portfolio and valued at DHCM’s respective share of DHMF's net income or loss.

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
Redeemable Noncontrolling Interest
Redeemable noncontrolling interest represents third-party interests in the Consolidated Funds. This interest is redeemable at the option of the investors and therefore, is not treated as permanent equity. Redeemable noncontrolling interest is recorded at redemption value, which approximates the fair value each reporting period.
Segment Information
Management has determined that the Company operates in a single business segment, which is providing investment advisory and related services to clients through pooled vehicles, including the Funds and DHMF, collective investment trusts, separately managed accounts, model delivery programs, and other pooled vehicles including sub-advised funds. Therefore, the Company does not present disclosures relating to operating segments in annual or interim financial statements.
Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and money market mutual funds held by DHCM.

Accounts Receivable
The Company records accounts receivable when they are due and presents them on the balance sheet net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of the individual or entity that owes the receivable. No allowance for doubtful accounts was deemed necessary at either December 31, 2022 or 2021. Accounts receivable from the Funds were $9.3 million and $11.8 million as of December 31, 2022 and 2021, respectively.
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
Property and Equipment
Property and equipment, consisting of leasehold improvements, right-of-use lease assets, computer equipment, capitalized software, furniture, and fixtures are carried at cost less accumulated depreciation. Accumulated depreciation was $8.9 million and $7.5 million as of December 31, 2022 and 2021, respectively. Depreciation is calculated using the straight-line method over the estimated lives of the assets.
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
Revenue earned under contracts with clients for the years ended December 31, 2022, 2021 and 2020 include:

	Year Ended December 31, 2022
	Investment advisory	Mutual fund administration, net	Total revenue
Diamond Hill Funds	$98,873,571	$10,170,502	$109,044,073
Separately managed accounts, excluding performance-based fees	26,200,724	—	26,200,724
Performance-based fees	1,500,225	—	1,500,225
Other pooled vehicles	9,410,541	—	9,410,541
Model delivery	5,910,061	—	5,910,061
Collective investment trusts	2,430,395	—	2,430,395
	$144,325,517	$10,170,502	$154,496,019

	Year Ended December 31, 2021
	Investment advisory	Mutual fund administration, net	Total revenue
Diamond Hill Funds	$113,602,317	$12,056,228	$125,658,545
Separately managed accounts, excluding performance-based fees	27,882,488	—	27,882,488
Performance-based fees	11,860,051	—	11,860,051
Other pooled vehicles	10,166,928	—	10,166,928
Model delivery	4,977,234	—	4,977,234
Collective investment trusts	1,648,591	—	1,648,591
	$170,137,609	$12,056,228	$182,193,837

	Year Ended December 31, 2020
	Investment advisory	Mutual fund administration, net	Total revenue
Diamond Hill Funds	$88,103,499	$7,262,488	$95,365,987
Separately managed accounts, excluding performance-based fees	19,772,236	—	19,772,236
Performance-based fees	473,315	—	473,315
Other pooled vehicles	7,606,864	—	7,606,864
Model delivery	2,656,487	—	2,656,487
Collective investment trusts	512,829	—	512,829
	$119,125,230	$7,262,488	$126,387,718
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
DHCM also provides its strategy model portfolios and related services to sponsors of model delivery programs. For its services, DHCM is paid a model delivery fee by the program sponsor at a pre-determined rate based on the amount of assets under advisement (“AUA”) in the program.

Revenue Recognition – Performance-Based Fees
DHCM manages certain client accounts that pay performance-based fees. These fees are calculated based on client investment results over rolling five-year periods. The Company records performance-based fees when it is probable that a significant reversal of the revenue will not occur. During the years ended December 31, 2022, 2021, and 2020, the Company recorded $1.5 million, $11.9 million, and $0.5 million, respectively, in performance-based fees. The Company recorded $11.9 million of performance-based fees during the year ended December 31, 2021, as a significant performance-based agreement reached the end of its first five-year measurement period on September 30, 2021. Since the initial five-year measurement period ended, the performance-based fee has been calculated annually based on the client investment results over the recently completed five-year period. The table below shows AUM subject to performance-based fees and the amount of performance-based fees that would be recognized based upon investment results as of December 31, 2022:

	As of December 31, 2022
	AUM subject to performance-based fees	Unearned performance-based fees
Contractual Measurement Period Ending:
Quarter Ending September 30, 2023	$454,802,480	$306,875
Total	$454,802,480	$306,875
The contractual end date highlights the time remaining until the performance-based fees are scheduled to be earned. The amount of performance-based fees that would be recognized based upon investments results as of December 31, 2022, will increase or decrease based on future client investment results through the contractual period end.
Revenue Recognition – Mutual Fund Administration
DHCM has an administrative and transfer agency services agreement with the Funds under which DHCM performs certain services for each Fund. These services include performance obligations such as mutual fund administration, fund accounting, transfer agency, and other related functions. These services are performed concurrently under DHCM’s agreement with the Funds, all performance obligations to provide these administrative services are satisfied over time, and the Company recognizes the related revenue as time progresses. Each Fund pays DHCM a fee for performing these services, which is calculated using an annual rate multiplied by the average daily net assets of each respective Fund share class. These fees are thereby constrained and represent variable consideration, and they are excluded from revenue until the AUM on which DHCM bills the Funds is no longer subject to market fluctuations.
The Funds have selected and contractually engaged certain vendors to fulfill various services to benefit the Funds’ shareholders or to satisfy regulatory requirements of the Funds. These services include, among others, required shareholder mailings, federal, and state registrations, and legal and audit services. In fulfilling a portion of its role under the administration and transfer agency services agreement with the Funds, DHCM acts as agent and pays for these services on behalf of the Funds. Each vendor is independently responsible for fulfillment of the services it has been engaged to provide and negotiates its fees and terms directly with the Funds’ management and board of trustees. Each year, the Funds’ board of trustees reviews the fee that each Fund pays to DHCM, and specifically considers the contractual expenses that DHCM pays on behalf of the Funds. As a result, DHCM is not involved in the delivery or pricing of these services, and bears no risk related to these services. Revenue has been recorded net of these Fund-related expenses.
Mutual fund administration gross and net revenue are summarized below:

	Year Ended December 31,
	2022	2021	2020
Mutual fund administration:
Administration revenue, gross	$25,188,386	$29,635,451	$22,296,535
Fund related expense	(15,017,884)	(17,579,223)	(15,034,047)
Mutual fund administration revenue, net	$10,170,502	$12,056,228	$7,262,488
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
Recently Adopted Accounting Guidance
The Company did not adopt any new accounting guidance during the year ended December 31, 2022 that had a material effect on its financial position or results of operations.
Newly Issued But Not Yet Adopted Accounting Guidance

The Company has considered all newly-issued accounting guidance that is applicable to its operations and the preparation of its consolidated financial statements, including those it has not yet adopted. The Company does not believe that any such guidance has or will have a material effect on its financial position or results of operations.
Note 3 Investments
The following table summarizes the carrying value of the Company’s investments as of December 31, 2022 and 2021:

	As of December 31,
	2022	2021
Fair value investments:
Securities held in Consolidated Funds(a)	$54,740,993	$73,855,204
Company-sponsored investments	66,828,910	79,173,437
Company-sponsored equity method investments	24,105,808	13,627,360
Total Investments	$145,675,711	$166,656,001
(a) Of the securities held in the Consolidated Funds as of December 31, 2022, the Company directly held $37.5 million and non-controlling shareholders held $17.2 million. Of the securities held in the Consolidated Funds as of December 31, 2021, the Company directly held $55.8 million and non-controlling shareholders held $18.1 million.
As of December 31, 2022, the Company has consolidated the Diamond Hill International Fund. As of December 31, 2021, securities held by the Company in the Consolidated Funds consisted of the Diamond Hill Large Cap Concentrated Fund and the Diamond Hill International Fund, as the Company’s ownership percentage in these investments was greater than 50%.
The components of net investment income (loss) are as follows:

	For the Year Ended December 31,
	2022	2021	2020
Realized gains (losses)	$(118,408)	$15,676,405	$(1,488,059)
Change in unrealized gains / losses	(24,082,672)	(2,352,649)	5,348,243
Dividends	4,193,792	3,221,448	2,824,542
Other	(179,223)	(163,988)	(99,877)
Investment income (loss), net	$(20,186,511)	$16,381,216	$6,584,849

Company-Sponsored Equity Method Investments
As of December 31, 2022, the Company’s equity method investments consisted of DHMF and the Diamond Hill Large Cap Concentrated Fund, and the Company’s ownership percentage in each of these investments was 85% and 48%, respectively. The Company’s ownership in DHMF and the Diamond Hill Large Cap Concentrated Fund includes $3.8 million of deferred compensation plan investments.
As of December 31, 2021, the Company’s only equity method investment was DHMF, which commenced operations on June 1, 2021. The Company’s ownership percentage in DHMF as of December 31, 2021 was 87%.
As of December 31, 2020, the Company had no equity method investments. During 2020, there were periods of time when the Company’s ownership in the Diamond Hill Research Opportunities Fund2 and the Diamond Hill Core Bond Fund was between 20% and 50%, respectively, and thus, a portion of these Funds’ income is included in the table below for the year ended December 31, 2020.
The following table includes the condensed summary financial information from the Company’s equity method investments as of December 31, 2022 and 2021, and for the years ended December 31, 2022, 2021, and 2020:

		As of December 31,
		2022	2021
Total assets		$38,828,388	$15,879,492
Total liabilities		278,675	270,446
Net assets		38,549,713	15,609,046
DHCM’s portion of net assets		$24,105,808	$13,627,360

	For the Year Ended December 31,
	2022	2021	2020
Investment income	$413,528	$106,440	$4,246,021
Expenses	134,478	37,820	1,114,278
Net realized gains (losses)	378,476	—	(1,577,639)
Change in unrealized	(402,230)	977,920	2,289,667
Net income	255,296	1,046,540	3,843,771
DHCM’s portion of net income (loss)	$(405,393)	$914,855	$1,807,279
The Company’s investments at December 31, 2022 and 2021 include its interest in DHMF, an unconsolidated VIE, as the Company is not deemed the primary beneficiary. The Company’s maximum risk of loss related to its involvement with DHMF is limited to the carrying value of its investment which was $13.1 million and $13.6 million as of December 31, 2022 and 2021, respectively.
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
2 In October 2020, the Diamond Hill Research Opportunities Fund merged into the Diamond Hill Long-Short Fund.

The following table summarizes investments that are recognized in the Company’s consolidated balance sheet using fair value measurements (excludes investments classified as equity method investments) determined based upon the differing levels as of December 31, 2022 and 2021:

December 31, 2022	Level 1	Level 2	Level 3	Total
Cash equivalents	$60,412,001	—	—	$60,412,001
Fair value investments
Securities held in Consolidated Funds(a)	21,542,950	$33,198,043	—	54,740,993
Company-sponsored investments	66,828,910	—	—	66,828,910

December 31, 2021
Cash equivalents	76,836,186	—	—	76,836,186
Fair value investments
Securities held in Consolidated Funds(a)	41,280,398	$32,574,806	—	73,855,204
Company-sponsored investments	$79,173,437	—	—	$79,173,437
(a) Of the securities held in the Consolidated Funds as of December 31, 2022, the Company directly held $37.5 million and non-controlling shareholders held $17.2 million. Of the securities held in the Consolidated Funds as of December 31, 2021, the Company directly held $55.8 million and non-controlling shareholders held $18.1 million.
Changes to fair values of the investments are recorded in the Company’s consolidated statements of income as investment income (loss), net.
Note 5 Line of Credit
The Company has a committed Line of Credit Agreement (the “Credit Agreement”) with a commercial bank that matures on December 14, 2023, which permits the Company to borrow up to $25.0 million. Borrowings under the Credit Agreement bear interest at a rate equal to the Secured Overnight Financing Rate plus 1.10%. The Company pays a commitment fee on the unused portion of the facility, accruing at a rate per annum of 0.10%.
The proceeds of the Credit Agreement may be used by the Company and its subsidiaries for ongoing working capital needs, to seed new and existing investment strategies, and for other general corporate purposes. The Credit Agreement contains customary representations, warranties, and covenants.
The Company did not borrow under the Credit Agreement during the year ended December 31, 2022, and no borrowings were outstanding as of December 31, 2022.
Note 6 Capital Stock
Common Shares
DHIL has only one class of securities outstanding, common shares, no par value per share.
Authorization of Preferred Shares
DHIL’s Amended and Restated Articles of Incorporation authorize the issuance of 1,000,000 “blank check” preferred shares with such designations, rights, and preferences as may be determined from time to time by DHIL’s board of directors (“Board”). The Board is authorized, without shareholder approval, to issue preferred shares with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting or other rights of the holders of the common shares. There were no preferred shares issued or outstanding as of either December 31, 2022, or 2021.
Note 7 Compensation Plans
Share-Based Payment Transactions
The Company maintains the shareholder-approved Diamond Hill Investment Group, Inc. 2022 Equity and Cash Incentive Plan (the “2022 Plan”), which authorizes the issuance of 300,000 common shares of DHIL stock in various forms of equity awards.

As of December 31, 2022, there were 292,679 common shares available for grants under the 2022 Plan. Previously, the Company issued equity awards under the Diamond Hill Investment Group, Inc. 2014 Equity and Cash Incentive Plan (the “2014 Plan”). There are no longer any common shares available for issuance under the 2014 Plan, although grants previously made under the 2014 Plan remain issued and outstanding.

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

Compensation and related costs, excluding deferred compensation expense (benefit) includes expenses related to restricted stock grants of $10.5 million, $7.2 million, and $5.2 million, for the years ended December 31, 2022, 2021, and 2020, respectively.
The following table represents a roll-forward of outstanding restricted stock and related activity for the year ended December 31, 2022:

	Shares	Weighted-Average Grant Date Price per Share
Outstanding Restricted Stock as of December 31, 2021	201,170	$165.61
Grants issued	76,143	176.46
Grants vested	(50,597)	182.66
Grants forfeited	(7,257)	160.33
Outstanding Restricted Stock as of December 31, 2022	219,459	$165.62
The weighted-average grant date price per share of restricted stock issued during the years ended December 31, 2021 and 2020 was $158.92 and $115.32, respectively. The total fair value of restricted stock vested, as of their respective vesting dates, during the years ended December 31, 2022, 2021, and 2020 was $9.1 million, $5.2 million, and $5.2 million, respectively.
Total deferred equity compensation related to unvested restricted stock grants was $17.0 million as of December 31, 2022. The recognition of compensation expense related to deferred compensation over the remaining vesting periods is as follows:

2023	2024	2025	2026	2027	Thereafter	Total
$9,263,069	$5,765,571	$1,511,987	$334,795	$135,722	$—	$17,011,144

Employee Stock Purchase Plan
Under the Diamond Hill Investment Group, Inc. Employee Stock Purchase Plan (the “ESPP”), eligible employees may purchase shares of DHIL’s common stock at 85% of the fair market value on the last day of each offering period. Each offering period is approximately three months coinciding with the Company’s fiscal quarters. During the year ended December 31, 2022, ESPP participants purchased 3,392 shares of common stock for $0.5 million and the Company recorded $0.1 million of share-based payment expense related to these purchases. During the year ended December 31, 2021, ESPP participants purchased 4,278 shares of common stock for $0.6 million and the Company recorded $0.1 million of share-based payment expense related to these purchases.
As of December 31, 2022, 92,330 shares of DHIL’s common stock was reserved for future issuance through the ESPP.
Stock Grant Transactions
The following table represents common shares issued as part of the Company’s incentive compensation program during the years ended December 31, 2022, 2021, and 2020:

	Shares Issued	Grant Date Value
December 31, 2022	2,743	$487,870
December 31, 2021	3,681	$529,806
December 31, 2020	23,640	$3,396,359
401(k) Plan
The Company sponsors a 401(k) plan in which all employees are eligible to participate. Employees may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company matches employee contributions equal to 250.0% of the first 6.0% of an employee’s compensation contributed to the plan. Since January 1, 2021, the Company has settled the 401(k) plan matching contributions in cash or common shares of the Company based on the election of the employees. Prior to January 1, 2021, the Company made all matching contributions in DHIL stock. Employees become fully vested in the matching contributions after six plan years of employment. The following table summarizes the Company’s expenses attributable to the 401(k) plan during the years ended December 31, 2022, 2021 and 2020:

	Shares Issued	Share Contributions	Cash Contributions	Total Company Contributions
December 31, 2022	211	$37,313	$2,910,156	$2,947,469
December 31, 2021	506	$87,667	$2,779,641	$2,867,308
December 31, 2020	20,976	$2,511,746	—	$2,511,746
Deferred Compensation Plans
The Company offers two deferred compensation plans: the Diamond Hill Fixed Term Deferred Compensation Plan and the Diamond Hill Variable Term Deferred Compensation Plan (together, the “DC Plans”). Under the DC Plans, participants may elect to voluntarily defer, for a minimum of five years, certain incentive compensation that the Company then contributes into the DC Plans. Participants are responsible for designating investment options for assets they contribute, and the distribution paid to each participant reflects any gains or losses on the assets realized in connection with the DC Plans. Assets held in the DC Plans are included in the Company’s investment portfolio, and the associated obligation to participants is included in deferred compensation liability. Deferred compensation liability was $30.7 million and $37.3 million as of December 31, 2022 and 2021, respectively.
Note 8 Operating Leases
The Company currently leases office space of approximately 37,829 square feet at one location.
As of December 31, 2022 and December 31, 2021, the carrying value of this right-of-use asset, which is included in property and equipment, was approximately $1.1 million and $1.6 million, respectively, net of deferred rent on the consolidated balance sheets. As of December 31, 2022 and December 31, 2021, the carrying value of the lease liability was approximately $1.4 million and $2.0 million, respectively, which is included in accounts payable and accrued expenses on the consolidated balance sheets.

The following table summarizes the total lease and the related operating expenses for the years ended December 31, 2022, 2021 and 2020:

For the year ended December 31,
2022	2021	2020
$918,496	$932,637	$947,398
Lease expense and the related operating expenses are recorded in general and administrative expenses on the consolidated statements of income.
The approximate future minimum lease payments under the operating lease are as follows:

Future Minimum Lease Payments by Year
2023	2024	2025	Thereafter	Total
$624,179	$624,179	$156,044	$—	$1,404,402
In addition to the above lease payments, the Company is also responsible for normal operating expenses of the property. These annual operating expenses were approximately $0.4 million in each of 2022, 2021, and 2020.

Note 9 Income Taxes
The provision for income taxes consists of:

	For the year ended December 31,
	2022	2021	2020
Current federal income tax provision	$14,494,857	$20,987,801	$9,633,927
Current state and local income tax provision	4,119,580	6,472,120	2,374,534
Deferred income tax expense (benefit)	(4,526,654)	(1,410,106)	1,949,407
Provision for income taxes	$14,087,783	$26,049,815	$13,957,868
The following table reconciles the statutory federal income tax rate to the Company’s effective income tax rate:

	2022	2021	2020
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	4.7	4.8	4.5
Internal revenue code section 162 limitations	1.5	0.9	1.2
Excess tax deficit on vesting of restricted stock	0.1	0.1	1.2
Income tax benefit from dividends paid on restricted stock	(0.9)	(1.0)	(0.9)
Other	(0.6)	0.2	(0.5)
Unconsolidated effective income tax rate	25.8%	26.0%	26.5%
Impact attributable to redeemable noncontrolling interest (a)	1.8	(0.4)	0.3
Effective income tax rate	27.6%	25.6%	26.8%
(a) The provision for income taxes includes expense (benefit) attributable to the fact that the Company’s operations include the Consolidated Funds, which are not subject to federal income taxes. Accordingly, a portion of the Company’s earnings are not subject to corporate tax levels.
Deferred income taxes and benefits arise from temporary differences between taxable income for financial statement and income tax return purposes. Net deferred tax assets consisted of the following as of December 31, 2022 and 2021:

	2022	2021
Stock-based compensation	$3,416,038	$3,446,638
Accrued compensation	9,297,425	10,527,397
Unrealized losses (gains)	2,362,688	(3,255,684)
Property and equipment	(712,794)	(886,164)
Other assets and liabilities	10,849	15,365
Net deferred tax assets	$14,374,206	$9,847,552
The net temporary differences incurred to date will reverse in future periods as the Company generates taxable earnings. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets recorded. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2022, no valuation allowance was deemed necessary.
FASB ASC 740, Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company recognizes tax benefits related to positions taken, or expected to be taken, on its tax returns, only if the positions are “more-likely-than-not” sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its financial statements. The Company did not record an accrual for tax-related uncertainties or unrecognized tax positions as of December 31, 2022 and 2021, respectively. The Company does not expect a change to the reserve for uncertain tax positions within the next twelve months that would have a material impact on the consolidated financial statements.
The Company and its subsidiaries file income tax returns with the Internal Revenue Service and the taxing authorities of various states.  Generally, the Company is subject to federal, state, and local examinations by tax authorities for the tax years ended December 31, 2018 through 2022.

Note 10 Earnings Per Share
The Company’s common shares outstanding consist of all shares issued and outstanding, including unvested restricted shares.  Basic and diluted EPS are calculated under the two-class method.  The following table sets forth the computation for basic and diluted EPS and reconciliation between basic and diluted shares outstanding:

	Year Ended December 31,
	2022	2021	2020
Net income	$36,870,762	$75,589,539	$38,165,138
Less: Net loss (income) attributable to redeemable noncontrolling interest	3,563,345	(1,388,930)	495,407
Net income attributable to common shareholders	$40,434,107	$74,200,609	$38,660,545

Weighted average number of outstanding shares	3,107,604	3,179,497	3,214,564
Dilutive impact of restricted stock units	—	—	—
Weighted average number of outstanding shares - Diluted	3,107,604	3,179,497	3,214,564

Earnings per share attributable to common shareholders
Basic	$13.01	$23.34	$12.03
Diluted	$13.01	$23.34	$12.03

Note 11 Commitments and Contingencies
The Company indemnifies its directors, officers, and certain employees for certain liabilities that may arise from the performance of their duties to the Company. From time to time, the Company and its subsidiaries may be involved in legal matters incidental to its business. There are currently no such legal matters pending that the Company believes will have a material adverse effect on its consolidated financial statements. However, litigation involves an element of uncertainty, and future developments could cause legal actions or claims to have a material adverse effect on our financial condition, results of operations, and liquidity.

Additionally, in the normal course of business, the Company enters into agreements that contain a variety of representations and warranties and that provide general indemnification obligations. Certain agreements do not contain any limits on the Company’s liability and could involve future claims that may be made against the Company that have not yet occurred. Therefore, it is not possible to estimate the Company’s potential liability under these indemnities. Further, the Company maintains insurance policies that may provide full or partial coverage against certain of these liabilities.

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
Note 13 Subsequent Events
On February 23, 2023, the Board approved a quarterly cash dividend of $1.50 per share, payable on March 17, 2023, to shareholders of record as of March 6, 2023.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of the end of the period covered by this Form 10-K (the “Evaluation Date”). Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.
The Company’s independent registered public accounting firm, KPMG LLP, has audited the Company’s 2022 and 2021 consolidated financial statements included in this Form 10-K and the Company’s internal control over financial reporting as of December 31, 2022, and has issued its Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements and the Company’s internal control over financial reporting, which is included in this Form 10-K.
Inherent Limitations on Effectiveness of Controls
There are inherent limitations in the effectiveness of any control system, including the potential for human error and the possible circumvention or overriding of controls and procedures. Additionally, judgments in decision-making may be faulty and breakdowns may occur because of a simple error or mistake. An effective control system can provide only reasonable, not absolute, assurance that the control objectives of the system are adequately met. Accordingly, management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the control system can prevent or detect all errors or fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Diamond Hill Investment Group, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Diamond Hill Investment Group, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, shareholders’ equity and redeemable noncontrolling interest, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 23, 2023 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 23, 2023

ITEM 9B.	Other Information
None.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance
Information required by this Item 10 is incorporated herein by reference from the Company’s definitive proxy statement for its 2023 annual meeting of shareholders, which will be filed with the SEC no later than 120 days after December 31, 2022, pursuant to Regulation 14A of the Exchange Act (the “2023 Proxy Statement”), under the captions: “Delinquent Section 16(a) Reports”, “Proposal 1 - Election of Directors”, “Proposal 1 - Election of Directors - The Board of Directors and Committees”, “Proposal 1 - Election of Directors - Corporate Governance”, and “Proposal 1 - Election of Directors - Executive Compensation”.

ITEM 11.	Executive Compensation
Information required by this Item 11 is incorporated herein by reference from the 2023 Proxy Statement under the captions: “Proposal 1 - Election of Directors - The Board of Directors and Committees”, “Proposal 1 - Election of Directors - Corporate Governance”, and “Executive Compensation” (excluding the information under the subheadings “Pay Versus Performance Table,” “Tabular List of Important Financial Performance Measures” and “Analysis of Information Presented in the Pay Versus Performance Table”).

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The following table sets forth certain information concerning the Company's equity compensation plans at December 31, 2022:
Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	—	—	292,679	[1]

1	This amount reflects the common shares that may be issued under the 2022 Plan.
The other information required by this Item 12 is incorporated herein by reference from the 2023 Proxy Statement under the captions: “Security Ownership of Certain Beneficial Owners and Management” and “Proposal 1 – Election of Directors – Executive Compensation.”

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by this Item 13 is incorporated herein by reference from the 2023 Proxy Statement under the caption: “Proposal 1 – Election of Directors – Director Independence” and “Proposal 1 – Election of Directors – Corporate Governance”.

ITEM 14.	Principal Accountant Fees and Services
Information required by this Item 14 is incorporated herein by reference from the 2023 Proxy Statement under the caption: “Proposal 2 – Ratification of the Appointment of Independent Registered Public Accounting Firm”.

PART IV

ITEM 15.	Exhibit and Financial Statement Schedules

(a) (1)	Financial Statements: See “Index to the Consolidated Financial Statements” within Part II. Item 8, Financial Statements and Supplementary Data.
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

3.2
Certificate of Amendment by Shareholders to the Articles of Incorporation of the Company (Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on April 28, 2017; File No. 000-24498.)

3.3	Amended and Restated Code of Regulations of the Company (Incorporated by reference from Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on April 28, 2017; File No. 000-24498.)

4.1	Description of the Company’s Capital Stock (Incorporated by reference from Exhibit 4.1 to the Annual Report on Form 10-K filed on February 27, 2020; file No. 000-24498)

10.1
Amended and Restated Investment Management Agreement between Diamond Hill Capital Management, Inc. and the Diamond Hill Funds dated November 17, 2011, as amended November 21, 2013 (Incorporated by reference from Exhibit 28(d)(xi) to Form N-1A filed by Diamond Hill Funds as a 485BPOS on October 10, 2017; File Nos. 333-22075 and 811-08061)

10.2
Amended and Restated Administrative and Transfer Agency Services Agreement dated as of May 31, 2002, as amended January 1, 2016, between Diamond Hill Capital Management, Inc. and the Diamond Hill Funds (Incorporated by reference from Exhibit 28(h)(vii) to Form N-1A filed by Diamond Hill Funds as a 485BPOS on October 10, 2017; File Nos. 333-22075 and 811-08061)

10.3*	2014 Equity and Cash Incentive Plan. (Incorporated by reference from Exhibit 10.1 to the Registration Statement on Form S-8 filed with the SEC on June 27, 2014; File No 333-197064.)

10.4*
2014 Equity and Cash Incentive Plan Form of Restricted Stock Award Agreement - Employee New Hire (Incorporated by reference from Exhibit 10.4 to the Annual Report on Form 10-K filed with the SEC on February 21, 2019; File No. 000-24498.)

10.5*
2014 Equity and Cash Incentive Plan Form of Restricted Stock Award Agreement - Employee Long-Term Incentive (Incorporated by reference from Exhibit 10.14 to the Annual Report on Form 10-K filed with the SEC on February 25, 2022; File No. 000-24498.)

10.6*
2014 Equity and Cash Incentive Plan Form of Restricted Stock Award Agreement - Director (Incorporated by reference from Exhibit 10.15 to the Annual Report on Form 10-K filed with the SEC on February 25, 2022; File No. 000-24498.)

10.7*
Diamond Hill Investment Group, Inc. 2022 Equity and Cash Incentive Plan (Incorporated by reference from Exhibit 99.1 to the Registration Statement on Form S-8 filed with the SEC on June 14, 2022; File No 333-265582.)

10.8*
2022 Equity and Cash Incentive Plan Form of Restricted Stock Award Agreement - Employee New Hire (Incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on July 28, 2022; File No. 000-24498.)

10.9*
2022 Equity and Cash Incentive Plan Form of Restricted Stock Award Agreement - Employee Long-Term Incentive (Incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on July 28, 2022; File No. 000-24498.)

10.10*
2022 Equity and Cash Incentive Plan Form of Restricted Stock Award Agreement - Director (Incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on July 28, 2022; File No. 000-24498.)

10.11*
Diamond Hill Investment Group, Inc. Compensation Recoupment and Restitution Policy (Incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on April 27, 2020; File No. 000-24498.)

10.12*
Diamond Hill Investment Group, Inc. Compensation Recoupment and Restitution Policy Acknowledgment. (Incorporated by reference from Exhibit 10.6 to the Annual Report on Form 10-K filed with the SEC on February 25, 2022; File No. 000-24498.)

10.13*	Diamond Hill Fixed Term Deferred Compensation Plan (Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 30, 2013; File No. 000-24498.)

10.14*	Diamond Hill Variable Term Deferred Compensation Plan (Incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 30, 2013; File No. 000-24498.)

10.15*
First Amendment to the Diamond Hill Fixed Term Deferred Compensation Plan (Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 28, 2013; File No. 000-24498.)

10.16*
First Amendment to the Diamond Hill Variable Term Deferred Compensation Plan (Incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 28, 2013; File No. 000-24498.)

10.17*
Employment Agreement between Heather E. Brilliant and Diamond Hill Capital Management, Inc., dated October 26, 2021 (Incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on October 26, 2021; File No. 000-24498).

10.18*
Diamond Hill Investment Group, Inc. Employee Stock Purchase Plan (Incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on October 27, 2020; File No. 000-24498.)

10.19
Asset Purchase Agreement By and Between Brandywine Global Investment Management, LLC and Diamond Hill Capital Management, Inc. (Incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on April 26, 2021; File No. 000-24498.)

14.1	Amended Code of Business Conduct and Ethics (Incorporated by reference from Exhibit 14.1 to the Annual Report on Form 10-K filed with the SEC on February 27, 2020; File No. 000-24498.)

21.1	Subsidiaries of the Company. (Filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm, KPMG LLP. (Filed herewith)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a). (Filed herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a). (Filed herewith)

32.1	Section 1350 Certifications. (Furnished herewith)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).

*	Denotes management contract or compensatory plan or arrangement.
(b)	Exhibits: Reference is made to Item 15(a)(3) above.
(c)	Financial Statement Schedules: None required.

ITEM 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

DIAMOND HILL INVESTMENT GROUP, INC.

By:	/s/ Heather E. Brilliant
	Heather E. Brilliant, Chief Executive Officer and President	February 23, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Heather E. Brilliant	Chief Executive Officer and	February 23, 2023
Heather E. Brilliant	President (Principal Executive Officer)

/s/ Thomas E. Line	Chief Financial Officer and	February 23, 2023
Thomas E. Line	Treasurer (Principal Financial Officer and Principal Accounting Officer)

Richard S. Cooley*	Director	February 23, 2023
Richard S. Cooley

Randolph J. Fortener*	Director	February 23, 2023
Randolph J. Fortener

James F. Laird*	Director	February 23, 2023
James F. Laird

Paula R. Meyer*	Director	February 23, 2023
Paula R. Meyer

Nicole R. St. Pierre*	Director	February 23, 2023
Nicole R. St. Pierre

L’Quentus Thomas*	Director	February 23, 2023
L’Quentus Thomas

Mark J. Zinkula*	Director	February 23, 2023
Mark Zinkula

* By	/s/ Thomas E. Line
Thomas E. Line
Executed by Thomas E. Line
on behalf of those indicated pursuant to Powers of Attorney