Form 10-Q
period 2023-03-31
DIAMOND HILL INVESTMENT GROUP INC
filed 2023-05-10
CIK 909108

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes:  ☐    No:  ☒

The number of shares outstanding of the issuer’s common stock as of May 10, 2023 was 2,970,475 shares.

DIAMOND HILL INVESTMENT GROUP, INC.

PART I:	FINANCIAL INFORMATION

ITEM 1:	Consolidated Financial Statements
Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	3/31/2023	12/31/2022
	(Unaudited)
ASSETS
Cash and cash equivalents	$40,334,923	$63,195,302
Investments	154,784,963	145,675,711
Accounts receivable	18,835,657	17,329,034
Prepaid expenses	3,430,543	3,435,269
Income taxes receivable	—	1,463,547
Property and equipment, net of depreciation	3,913,207	4,348,341
Deferred taxes	13,231,398	14,374,206
Total assets	$234,530,691	$249,821,410
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$8,356,311	$9,177,977
Accrued incentive compensation	6,068,220	32,100,000
Income taxes payable	2,294,207	—
Deferred compensation	31,231,801	30,744,990
Total liabilities	47,950,539	72,022,967
Redeemable noncontrolling interest	17,332,798	14,126,198
Permanent Shareholders’ equity
Common stock, no par value: 7,000,000 shares authorized; 3,027,738 issued and outstanding at March 31, 2023 (inclusive of 254,558 unvested shares); 3,010,457 issued and outstanding at December 31, 2022 (inclusive of 219,459 unvested shares)	55,690,092	51,688,631
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred equity compensation	(23,568,556)	(17,011,144)
Retained earnings	137,125,818	128,994,758
Total permanent shareholders’ equity	169,247,354	163,672,245
Total liabilities and shareholders’ equity	$234,530,691	$249,821,410

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
	2023	2022
REVENUES:
Investment advisory	$32,042,459	$39,278,886
Mutual fund administration, net	1,948,044	2,977,500
Total revenue	33,990,503	42,256,386
OPERATING EXPENSES:
Compensation and related costs, excluding deferred compensation expense (benefit)	16,362,908	18,646,894
Deferred compensation expense (benefit)	744,511	(1,178,556)
General and administrative	3,506,070	3,185,971
Sales and marketing	1,652,503	1,711,160
Mutual fund administration	782,944	817,878
Total operating expenses	23,048,936	23,183,347
NET OPERATING INCOME	10,941,567	19,073,039
NON-OPERATING INCOME (LOSS)
Investment income (loss), net	8,082,738	(7,592,257)
Total non-operating income (loss)	8,082,738	(7,592,257)
NET INCOME BEFORE TAXES	19,024,305	11,480,782
Income tax expense	(4,921,258)	(3,205,766)
NET INCOME	14,103,047	8,275,016
Net (income) loss attributable to redeemable noncontrolling interest	(1,395,495)	854,936
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$12,707,552	$9,129,952
Earnings per share attributable to common shareholders
Basic	$4.20	$2.87
Diluted	$4.20	$2.87
Weighted average shares outstanding
Basic	3,025,094	3,185,930
Diluted	3,025,094	3,185,930
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest (unaudited)

	Three Months Ended March 31, 2023
	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at December 31, 2022	3,010,457	$51,688,631	$(17,011,144)	$128,994,758	$163,672,245	$14,126,198
Issuance of restricted stock grants	49,099	9,400,986	(9,400,986)	—	—	—
Amortization of restricted stock grants	—	—	2,843,574	—	2,843,574	—
Issuance of common stock related to 401k plan match	46	7,843	—	—	7,843	—
Issuance of common stock related to employee stock purchase plan	1,963	323,070	—	—	323,070	—
Shares withheld related to employee tax withholding	(6,121)	(1,132,507)	—	—	(1,132,507)	—
Repurchase of common stock (inclusive of accrued excise tax of $27,805)	(27,706)	(4,597,931)	—	—	(4,597,931)	—
Cash dividends paid	—	—	—	(4,576,492)	(4,576,492)	—
Net income	—	—	—	12,707,552	12,707,552	1,395,495
Net subscriptions of Consolidated Funds	—	—	—	—	—	1,811,105
Balance at March 31, 2023	3,027,738	$55,690,092	$(23,568,556)	$137,125,818	$169,247,354	$17,332,798

	Three Months Ended March 31, 2022
	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at December 31, 2021	3,171,536	$80,434,049	$(15,268,705)	$119,257,558	$184,422,902	$17,756,336
Issuance of restricted stock grants	66,190	11,700,781	(11,700,781)	—	—	—
Amortization of restricted stock grants	—	—	2,248,679	—	2,248,679	—
Common stock issued as incentive compensation	2,743	487,870	—	—	487,870	—
Issuance of common stock related to 401k plan match	108	19,249	—	—	19,249	—
Issuance of common stock related to employee stock purchase plan	2,335	437,346	—	—	437,346	—
Forfeiture of restricted stock grants	(1,321)	(244,509)	244,509	—	—	—
Repurchase of common stock	(50,104)	(9,317,661)	—	—	(9,317,661)	—
Cash dividends paid	—	—	—	(4,818,318)	(4,818,318)	—
Net income (loss)	—	—	—	9,129,952	9,129,952	(854,936)
Net subscriptions of Consolidated Funds	—	—	—	—	—	3,837,120
Balance at March 31, 2022	3,191,487	$83,517,125	$(24,476,298)	$123,569,192	$182,610,019	$20,738,520
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,103,047	$8,275,016
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	327,961	362,902
Share-based compensation	2,899,872	2,333,530
Increase in accounts receivable	(1,506,623)	(689,625)
Change in current income taxes	3,757,754	4,081,315
Change in deferred income taxes	1,142,808	(875,549)
Net (gains) losses on investments	(6,929,916)	7,998,535
Net change in securities held by Consolidated Funds	(1,306,643)	(5,129,789)
Decrease in accrued incentive compensation	(26,031,780)	(27,346,796)
Increase (decrease) in deferred compensation	486,811	(3,379,595)
Other changes in assets and liabilities	(723,698)	691,886
Net cash used in operating activities	(13,780,407)	(13,678,170)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(13,876)	(22,913)
Purchase of Company sponsored investments	(5,293,030)	(1,684,026)
Proceeds from sale of Company sponsored investments	4,420,337	3,541,113
Net cash (used in) provided by investing activities	(886,569)	1,834,174
CASH FLOWS FROM FINANCING ACTIVITIES:
Value of shares withheld related to employee tax withholding	(1,132,507)	—
Payment of dividends	(4,576,492)	(4,818,318)
Net subscriptions received from redeemable noncontrolling interest holders	1,811,105	3,837,120
Repurchases of common stock	(4,570,126)	(9,317,661)
Proceeds received under employee stock purchase plan	274,617	371,744
Net cash used in financing activities	(8,193,403)	(9,927,115)
CASH AND CASH EQUIVALENTS
Net change during the period	(22,860,379)	(21,771,111)
At beginning of period	63,195,302	80,550,393
At end of period	$40,334,923	$58,779,282
Supplemental cash flow information:
Income taxes paid	$20,696	—
Supplemental disclosure of non-cash transactions:
Common stock issued as incentive compensation	—	$487,870

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Notes to Consolidated Financial Statements (unaudited)
Note 1 Business and Organization
Diamond Hill Investment Group, Inc., an Ohio corporation (“DHIL” and, collectively with its subsidiaries, the “Company”), derives its consolidated revenues and net income from investment advisory and fund administration services provided by its wholly-owned subsidiary, Diamond Hill Capital Management, Inc., an Ohio corporation (“DHCM”).

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
Note 2 Significant Accounting Policies
Basis of Presentation
The accompanying unaudited, condensed, and consolidated financial statements of the Company as of March 31, 2023 and December 31, 2022, and for the three-month periods ended March 31, 2023 and 2022, have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), the instructions to Form 10-Q, and Article 10 of Securities and Exchange Commission (the “SEC”) Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of Company management (“management”), all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the financial condition and results of operations as of the dates, and for the interim periods, presented, have been included. These unaudited, condensed, and consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements of the Company included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Form 10-K”), as filed with the SEC.
Operating results for the three-month period ended March 31, 2023, are not necessarily indicative of the results the Company may expect for the full fiscal year ending December 31, 2023, or any subsequent period.

For further information regarding the risks to the Company’s business, refer to the consolidated financial statements and notes thereto in the 2022 Form 10-K, including “Part I – Item 1A. – Risk Factors” of the 2022 Form 10-K, the “Cautionary Note Regarding Forward-Looking Statements” in “Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023 (this “Form 10-Q”), and “Part II – Item 1A. – Risk Factors” of this Quarterly Report on Form 10-Q.
Use of Estimates
The preparation of the condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expense during the reporting period. Estimates have been prepared based on the most current and best available information, but actual results could differ materially from those estimates.
Reclassification
Certain prior period amounts and disclosures may have been reclassified to conform to the current period’s financial presentation.
Principles of Consolidation
The accompanying consolidated financial statements include the operations of DHIL and its controlled subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.
DHCM holds certain investments in the Funds and DHMF for general corporate investment purposes, to provide seed capital for newly formed strategies, or to add capital to existing strategies. The Funds are organized in a series fund structure in which there are multiple mutual funds within one trust (the “Trust”). The Trust is an open-end investment company registered under the Investment Company Act of 1940, as amended (the “1940 Act”). Each individual Fund represents a separate share class of a legal entity organized under the Trust. DHMF is organized as a Delaware limited partnership and is exempt from registration under the 1940 Act.
DHIL consolidates all subsidiaries and certain investments in which it has a controlling interest. The Company is generally deemed to have a controlling interest when it owns the majority of the voting interest of a voting rights entity (“VRE”) or are deemed to be the primary beneficiary of a variable interest entity (“VIE”). A VIE is an entity that lacks sufficient equity to finance its activities, or any entity whose equity holders do not have defined power to direct the activities of the entity normally associated with an equity investment. The Company’s analysis to determine whether an entity is a VIE or a VRE involves judgment and considers several factors, including an entity’s legal organization, equity structure, the rights of the investment holders, the Company’s ownership interest in the entity, and the Company’s contractual involvement with the entity. The Company continually reviews and reconsiders its VIE or VRE conclusions upon the occurrence of certain events, such as changes to its ownership interest, or amendments to contract documents.
The Company performs its consolidation analysis at the individual Fund level and has concluded that the Funds are VREs because the structure of the Funds is such that the shareholders are deemed to have the power through voting rights to direct the activities that most significantly impact each Fund’s economic performance. To the extent material, the Funds are consolidated if Company ownership, directly or indirectly, represents a majority interest (greater than 50%). The Company records redeemable noncontrolling interests in consolidated investments for which the Company’s ownership is less than 100%. The Company de-consolidated the Diamond Hill Large Cap Concentrated Fund during the year ended December 31, 2022, as the Company’s ownership declined to less than 50% during 2022. As of December 31, 2022 and March 31, 2023, the Company has consolidated the Diamond Hill International Fund. During the three months ended March 31, 2022, the Company consolidated the Diamond Hill International Fund as well as the Diamond Hill Large Cap Concentrated Fund (the “Consolidated Funds”).
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
The Company concluded DHMF was a VIE given that: (i) DHCM has disproportionately less voting interest than economic interest, and (ii) DHMF’s limited partners have full power to remove the General Partner (which is controlled by the Company) due to the existence of substantive kick-out rights. In addition, substantially all of DHMF’s activities are conducted on behalf of the General Partner, which has disproportionately few voting rights. The Company concluded it is not the primary beneficiary of DHMF as it lacks the power to control DHMF, since DHMF’s limited partners have single-party kick-out rights and can unilaterally remove the General Partner without cause. DHCM’s investments in DHMF are reported as a component of the Company’s investment portfolio and valued at DHCM’s respective share of DHMF’s net income or loss.
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

Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and money market mutual funds held by DHCM. The Company considers all highly liquid temporary cash instruments with an original maturity of three months or less to be cash equivalents. The Company places its cash on deposit with financial institutions in the United States, which are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. The Company's credit risk in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amounts on deposit. Management monitors the financial institutions’ creditworthiness in conjunction with balances on deposit to minimize risk. The Company from time to time may have amounts on deposit in excess of the insured limits. As of March 31, 2023, the Company had $1.7 million and $38.6 million in demand deposits and money market mutual funds, respectively. As of December 31, 2022, the Company had $2.8 million and $60.4 million in demand deposits and money market mutual funds, respectively.
Accounts Receivable
The Company records accounts receivable when they are due and presents them on the balance sheet net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of the individual or entity that owes the receivable. No allowance for doubtful accounts was deemed necessary at either March 31, 2023, or December 31, 2022. Accounts receivable from the Funds were $8.9 million as of March 31, 2023, and $9.3 million as of December 31, 2022.
Investments
Management determines the appropriate classification of its investments at the time of purchase and re-evaluates its determination for each reporting period.
Company sponsored investments, where the Company has neither the control nor the ability to exercise significant influence, as well as securities held in the Consolidated Fund, are measured at fair value based on quoted market prices. Unrealized gains and losses are recorded as investment income (loss) in the Company’s consolidated statements of income.
Investments classified as equity method investments represent investments in which the Company owns 20% to 50% of the outstanding voting interests in the entity or where it is determined that the Company is able to exercise significant influence but not control over the investments. When using the equity method, the Company recognizes its respective share of the investee’s net income or loss for the period, which is recorded as investment income (loss) in the Company’s consolidated statements of income.
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

Revenue earned during the three months ended March 31, 2023 and 2022 under contracts with clients include:

	Three Months Ended March 31, 2023
	Investment advisory	Mutual fund administration, net	Total revenue
Diamond Hill Funds	$21,383,543	$1,948,044	$23,331,587
Separately managed accounts	6,264,361	—	6,264,361
Other pooled vehicles	2,131,681	—	2,131,681
Model delivery	1,361,753	—	1,361,753
Collective investment trusts	901,121	—	901,121
	$32,042,459	$1,948,044	$33,990,503

	Three Months Ended March 31, 2022
	Investment advisory	Mutual fund administration, net	Total revenue
Diamond Hill Funds	$27,254,928	$2,977,500	$30,232,428
Separately managed accounts	7,192,290	—	7,192,290
Other pooled vehicles	2,569,009	—	2,569,009
Model delivery	1,717,164	—	1,717,164
Collective investment trusts	545,495	—	545,495
	$39,278,886	$2,977,500	$42,256,386

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

Revenue Recognition – Performance-Based Fees
DHCM manages certain client accounts that pay performance-based fees. These fees are calculated based on client investment results over rolling five-year periods. The Company records performance-based fees when it is probable that a significant reversal of the revenue will not occur. The Company did not record any performance-based fees during the three-month period ended March 31, 2023 or the three-month period ended March 31, 2022. After the initial five-year contract measurement term, the performance-based fee is calculated annually based on the client investment results over the recently completed five-year period. The table below shows AUM subject to performance-based fees and the amount of performance-based fees that would be recognized based upon investment results as of March 31, 2023:

	As of March 31, 2023
	AUM subject to performance-based fees	Unearned performance-based fees
Contractual Measurement Period Ending:
Quarter Ending September 30, 2023	$451,836,353	$547,410
Total	$451,836,353	$547,410
The contractual end date highlights the time remaining until the performance-based fees are scheduled to be earned. The amount of performance-based fees that would be recognized based upon investments results as of March 31, 2023 will increase or decrease based on future client investment results through the contractual period end.
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
Mutual fund administration gross and net revenue are summarized below:

	Three Months Ended March 31,
	2023	2022
Mutual fund administration:
Administration revenue, gross	$5,416,875	$6,940,172
Fund related expense	(3,468,831)	(3,962,672)
Mutual fund administration revenue, net	$1,948,044	$2,977,500

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
The Company is subject to examination by federal and applicable state and local jurisdictions for various tax periods. The Company’s income tax positions are based on research and interpretations of the income tax laws and rulings in each of the jurisdictions in which it does business. Due to the subjectivity of interpretations of laws and rulings in each jurisdiction, the differences and interplay in tax laws among those jurisdictions, and the inherent uncertainty in estimating the final resolution of complex tax audit matters, the Company’s estimates of income tax liabilities may differ materially from actual payments or assessments. The Company regularly assesses its positions with regard to tax exposures and records liabilities for these uncertain tax positions and related interest and penalties, if any, according to the principles of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes. The Company records interest and penalties within income tax expense on the income statement. See Note 8.
Earnings Per Share
Basic and diluted earnings per share are computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding for the period, which includes unvested restricted shares. See Note 9.
Recently Adopted Accounting Guidance
The Company did not adopt any new accounting guidance during the three months ended March 31, 2023, that had a material effect on its financial position or results of operations.
Newly Issued But Not Yet Adopted Accounting Guidance
The Company has considered all newly issued accounting guidance that is applicable to its operations and the preparation of its consolidated financial statements, including those it has not yet adopted. The Company does not believe that any such guidance had, or will have, a material effect on its financial position or results of operations.

Note 3 Investments
The following table summarizes the carrying value of the Company’s investments as of March 31, 2023, and December 31, 2022:

	As of
	March 31, 2023	December 31, 2022
Fair value investments:
Securities held in Consolidated Funds(a)	$60,973,177	$54,740,993
Company sponsored investments	68,301,102	66,828,910
Company sponsored equity method investments	25,510,684	24,105,808
Total Investments	$154,784,963	$145,675,711
(a) Of the securities held in the Consolidated Funds as of March 31, 2023, the Company directly held $40.4 million and noncontrolling shareholders held $20.6 million. Of the securities held in the Consolidated Funds as of December 31, 2022, the Company directly held $37.5 million and noncontrolling shareholders held $17.2 million.

As of March 31, 2023 and December 31, 2022, the Company has consolidated the Diamond Hill International Fund.

The components of net investment income (loss) are as follows:

	Three Months Ended March 31,
	2023	2022
Realized gains	$819,135	$1,443,747
Change in unrealized gains / losses	5,808,171	(9,750,856)
Dividends	1,509,288	767,885
Other	(53,856)	(53,033)
Investment income (loss), net	$8,082,738	$(7,592,257)

Company-Sponsored Equity Method Investments
As of March 31, 2023, the Company’s equity method investments consisted of DHMF and the Diamond Hill Large Cap Concentrated Fund, and the Company’s ownership percentage in each of these investments was 86% and 47%, respectively. The Company’s ownership in DHMF and the Diamond Hill Large Cap Concentrated Fund includes $4.8 million of deferred compensation plan investments.
The following table includes the condensed summary financial information from the Company’s equity method investments as of and for the three-month period ended March 31, 2023:

As of
March 31, 2023
Total assets	$40,440,588
Total liabilities	34,936
Net assets	40,405,652
DHCM’s portion of net assets	$25,510,684

For the Three Months Ended
March 31, 2023
Investment income	$172,185
Expenses	54,759
Net realized gains	4,977
Change in unrealized gains / losses	592,126
Net income	714,529
DHCM’s portion of net income	$660,571
The Company’s investments at March 31, 2023 include its interest in DHMF, an unconsolidated VIE, as the Company is not deemed the primary beneficiary. The Company’s maximum risk of loss related to its involvement with DHMF is limited to the carrying value of its investment which was $14.5 million as of March 31, 2023.

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
The following table summarizes investments that are recognized in the Company’s consolidated balance sheet using fair value measurements (excluding investments classified as equity method investments) determined based upon the differing levels as of March 31, 2023:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$38,627,607	—	—	$38,627,607
Fair value investments:
Securities held in Consolidated Funds(a)	$24,564,417	$36,408,760	—	$60,973,177
Company-sponsored investments	$68,301,102	—	—	$68,301,102
(a) Of the securities held in the Consolidated Funds as of March 31, 2023, the Company directly held $40.4 million and noncontrolling shareholders held $20.6 million.
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
The proceeds of the Credit Agreement may be used by the Company for ongoing working capital needs, to seed new and existing investment strategies, and for other general corporate purposes. The Credit Agreement contains customary representations, warranties, and covenants.
The Company did not borrow under the Credit Agreement during the three months ended March 31, 2023, and no borrowings were outstanding as of March 31, 2023.

Note 6 Compensation Plans
Share-Based Payment Transactions
The Company maintains the shareholder-approved Diamond Hill Investment Group, Inc. 2022 Equity and Cash Incentive Plan (the “2022 Plan”), which authorizes the issuance of 300,000 common shares of DHIL stock in various forms of equity awards. As of March 31, 2023, there were 243,580 common shares available for grants under the 2022 Plan. Previously, the Company issued equity awards under the Diamond Hill Investment Group, Inc. 2014 Equity and Cash Incentive Plan (the “2014 Plan”). There are no longer any common shares available for issuance under the 2014 Plan, although grants previously made under the 2014 Plan remain issued and outstanding.

Restricted stock grants represent common shares issued and outstanding upon grant subject to vesting restrictions. The Company issues restricted stock grants that cliff vest after five years to all new employees upon hire and additional awards annually to key employees in the form of three-year graded vesting stock grants.
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
The following table represents a roll-forward of outstanding restricted stock and related activity for the three months ended March 31, 2023:

	Shares	Weighted-Average Grant Date Price per Share
Outstanding restricted stock as of December 31, 2022	219,459	$165.62
Grants issued	49,099	191.47
Grants vested	(14,000)	211.83
Grants forfeited	—	—
Total outstanding restricted stock as of March 31, 2023	254,558	$168.06
Total deferred equity compensation related to unvested restricted stock was $23.6 million as of March 31, 2023. The recognition of compensation expense related to deferred compensation over the remaining vesting periods is as follows:

Nine Months Remaining In
2023	2024	2025	2026	2027	Thereafter	Total
$9,035,909	$8,786,455	$4,524,579	$1,085,868	$135,745	—	$23,568,556
Employee Stock Purchase Plan
Under the Diamond Hill Investment Group, Inc. Employee Stock Purchase Plan (the “ESPP”), eligible employees may purchase shares of DHIL common stock at 85% of the fair market value on the last day of each offering period. Each offering period is approximately three months, which coincides with the Company’s fiscal quarters. During the three-month period ended March 31, 2023, ESPP participants purchased 1,963 shares of common stock for $0.3 million, and the Company recorded $0.1 million of share-based payment expense related to these purchases. During the three-month period ended March 31, 2022, ESPP participants purchased 2,335 shares of common stock for $0.4 million and the Company recorded $0.1 million of share-based payment expense related to these purchases.
Stock Grant Transactions
The following table represents common shares issued as part of the Company's incentive compensation program during the three-month periods ended March 31, 2023, and 2022:

	Shares Issued	Grant Date Value
March 31, 2023	—	—
March 31, 2022	2,743	$487,870

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
Deferred Compensation Plans
The Company offers two deferred compensation plans: the Diamond Hill Fixed Term Deferred Compensation Plan and the Diamond Hill Variable Term Deferred Compensation Plan (together, the “DC Plans”). Under the DC Plans, participants may elect to voluntarily defer, for a minimum of five years, certain incentive compensation that the Company then contributes into the DC Plans. Participants are responsible for designating investment options for the assets they contribute, and the distribution paid to each participant reflects any gains or losses on the assets realized in connection with the DC Plans. Assets held in the DC Plans are included in the Company’s investment portfolio, and the associated obligation to participants is included in deferred compensation liability. Deferred compensation liability was $31.2 million and $30.7 million as of March 31, 2023 and December 31, 2022, respectively.
Note 7 Operating Lease
The Company currently leases office space of approximately 37,829 square feet at a single location.
As of March 31, 2023, the carrying value of this right-of-use asset, which is included in property and equipment, was approximately $1.0 million net of deferred rent on the consolidated balance sheets. As of March 31, 2023, the carrying value of the lease liability was approximately $1.2 million, which is included in accounts payable and accrued expenses on the consolidated balance sheets.
The following table summarizes the total lease and operating expenses for the three-month periods ended March 31, 2023 and 2022:

	March 31, 2023	March 31, 2022
Three Months Ended	$206,077	$204,953
The approximate future minimum lease payments under the operating lease are as follows:

Future Minimum Lease Payments
Nine Months Remaining In
2023	2024	2025	2026	2027	Total
$468,134	$624,179	$156,045	—	—	$1,248,358

Note 8 Income Taxes
The Company has determined its interim tax provision projecting an estimated annual effective tax rate.
A reconciliation of the statutory federal tax rate to the Company’s effective income tax rate is as follows:

	Three Months Ended March 31,
	2023	2022
Statutory U.S. federal income tax rate	21.0%	21.0%
State and local income taxes, net of federal benefit	4.8%	4.6%
Internal revenue code section 162 limitations	1.5%	1.3%
Other	0.6%	(0.9)%
Unconsolidated effective income tax rate	27.9%	26.0%
Impact attributable to redeemable noncontrolling interest(a)	(2.0)%	1.9%
Effective income tax rate	25.9%	27.9%
(a) The provision for income taxes includes the impact of the operations of the Consolidated Funds, which are not subject to federal income taxes. Accordingly, a portion of the Company’s earnings are not subject to corporate tax levels.
The Company’s actual effective tax rate for the fiscal year ending December 31, 2023 could be materially different from the projected rate as of March 31, 2023.
The net temporary differences incurred to date will reverse in future periods as the Company generates taxable earnings. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets recorded. The Company records a valuation allowance when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, no valuation allowance was deemed necessary.
FASB ASC 740, Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company recognizes tax benefits related to positions taken, or expected to be taken, on its tax returns, only if the positions are more likely than not sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its financial statements. The Company did not record an accrual for tax-related uncertainties or unrecognized tax positions as of March 31, 2023 or December 31, 2022.
The Company did not recognize any interest and penalties during the three months ended March 31, 2023.

Note 9 Earnings Per Share
The Company’s common shares outstanding consist of all shares issued and outstanding, including unvested restricted shares. Basic and diluted earnings per share (“EPS”) are calculated under the two-class method. The following table sets forth the computation for basic and diluted EPS:

	Three Months Ended March 31,
	2023	2022
Net Income	$14,103,047	$8,275,016
Less: Net (income) loss attributable to redeemable noncontrolling interest	(1,395,495)	854,936
Net income attributable to common shareholders	$12,707,552	$9,129,952

Weighted average number of outstanding shares - Basic	3,025,094	3,185,930
Weighted average number of outstanding shares - Diluted	3,025,094	3,185,930

Earnings per share attributable to common shareholders
Basic	$4.20	$2.87
Diluted	$4.20	$2.87

Note 10 Commitments and Contingencies
The Company indemnifies its directors, officers, and certain employees for certain liabilities that may arise from the performance of their duties to the Company. From time to time, the Company may be involved in legal matters incidental to its business. There are currently no such legal matters pending that the Company believes will have a material adverse effect on its consolidated financial statements. However, litigation involves an element of uncertainty, and future developments could cause legal actions or claims to have a material adverse effect on the Company’s financial condition, results of operations, and liquidity.
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

Note 11 Subsequent Events
On May 10, 2023, DHIL’s board of directors (“Board”) approved a quarterly cash dividend of $1.50 per share, payable on June 16, 2023, to shareholders of record as of June 1, 2023. This dividend is expected to reduce shareholders’ equity by approximately $4.5 million.

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements
This Form 10-Q, the documents incorporated herein by reference and statements, whether oral or written, made from time to time by representatives of the Company may contain or incorporate “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements regarding anticipated operating results, prospects and levels of assets under management, technological developments, economic trends (including interest rates and market volatility), expected transactions and similar matters. The words “may,” “believe,” “expect,” “anticipate,” “target,” “goal,” “project,” “estimate,” “guidance,” “forecast,” “outlook,” “would,” “will,” “continue,” “likely,” “should,” “hope,” “seek,” “plan,” “intend,” and variations of such words and similar expressions identify forward-looking statements. Similarly, descriptions of the Company’s objectives, strategies, plans, goals, or targets are also forward-looking statements. Forward-looking statements are based on the Company’s expectations at the time such statements are made, speak only as of the dates they are made and are susceptible to a number of risks, uncertainties and other factors. While the Company believes that the assumptions underlying its forward-looking statements are reasonable, investors are cautioned that any of the assumptions could prove to be inaccurate and, accordingly, the Company’s actual results and experiences could differ materially from the anticipated results or other expectations expressed in its forward-looking statements.
Factors that could cause the Company’s actual results or experiences to differ materially from results discussed in forward-looking statements include, but are not limited to: (i) any reduction in the Company’s AUM; (ii) withdrawal, renegotiation, or termination of investment advisory agreements; (iii) damage to the Company’s reputation; (iv) failure to comply with investment guidelines or other contractual requirements; (v) challenges from the competition the Company faces in its business; (vi) adverse regulatory and legal developments; (vii) unfavorable changes in tax laws or limitations; (viii) interruptions in or failure to provide critical technological service by the Company or third parties; (ix) adverse civil litigation and government investigations or proceedings; (x) risk of loss on the Company’s investments; (xi) lack of sufficient capital on satisfactory terms; (xii) losses or costs not covered by insurance; (xiii) a decline in the performance of the Company’s products; (xiv) changes in interest rates and inflation; (xv) changes in national and local economic and political conditions; (xvi) the continuing economic uncertainty in various parts of the world; (xvii) the after-effects of the COVID-19 pandemic and the actions taken in connection therewith; (xviii) political uncertainty caused by, among other things, political parties, economic nationalist sentiments, tensions surrounding the current socioeconomic landscape, and other risks identified from time-to-time in other public documents of the Company on file with the SEC.
All future written and oral forward-looking statements attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to above. New risks and uncertainties arise from time to time, and factors that the Company currently deems immaterial may become material, and it is impossible for the Company to predict these events or how they may affect it. The Company assumes no obligation to update any forward-looking statements after the date of this Form 10-Q as a result of new information, future events or developments, except as required by federal securities laws, although it may do so from time to time. Readers are advised, however, to consult any further disclosures the Company makes on related subjects in its public announcements and SEC filings. The Company does not endorse any projections regarding future performance that may be made by third parties.
General
The Company derives its consolidated revenue and net income from investment advisory and fund administration services provided by DHCM. DHCM is a registered investment adviser under the 1940 Act, and is the investment adviser and administrator for the Diamond Hill Funds. DHCM also provides investment advisory and related services to DHMF, a private fund, as well as separately managed accounts, collective investment trusts, model delivery programs and other pooled vehicles, including sub-advised funds.
The Company believes focusing on generating excellent, long-term investment outcomes and building enduring client partnerships will enable it to grow its intrinsic value to achieve a compelling, long-term return for its shareholders.
The Company accomplishes this through its shared investment principles, including: (i) valuation-disciplined active portfolio management, (ii) fundamental bottom-up research, (iii) a long-term, business owner mindset, and (iv) a client alignment philosophy that ensures clients’ interests come first. Client alignment is emphasized through: (i) a strategic capacity discipline that protects portfolio managers’ abilities to generate excess returns, (ii) personal investment by the Company’s portfolio managers in the strategies they manage, (iii) portfolio manager compensation being driven by long-term investment results in client portfolios, and (iv) a fee philosophy focused on a fair sharing of the economics among clients, employees, and shareholders. The Company’s core cultural values of curiosity, ownership, trust, and respect create an environment where investment professionals focus on investment results and all teammates focus on the overall client experience.

The Company offers a variety of investment strategies designed for long-term strategic allocations from institutionally-oriented investors in key asset classes, aligning its investment team’s competitive advantages with its clients’ needs.
Assets Under Management
DHCM’s principal source of revenue is investment advisory fee income earned from managing client accounts under investment advisory and sub-advisory agreements. The fees earned depend on the type of investment strategy, account size, and servicing requirements. DHCM’s revenues depend largely on the total value and composition of its AUM. Accordingly, net cash flows from clients, market fluctuations, and the composition of AUM impact the Company’s revenues and results of operations. The Company also has certain agreements that allow it to earn performance-based fees if investment returns exceed targeted amounts over a specified measurement period.
Model Delivery Programs - Assets Under Advisement
DHCM provides strategy-specific model portfolios to sponsors of model delivery programs. DHCM is paid for its services by the program sponsors at a pre-determined rate based on AUA in the model delivery programs. DHCM does not have discretionary investment authority over individual client accounts in the model delivery programs, and therefore, the AUA are not included in the Company’s AUM.
The Company’s revenues are highly dependent on both the value and composition of AUM and AUA. The following is a summary of the Company’s AUM by product and investment objective, a roll-forward of the change in AUM, and a summary of AUA for the three-month periods ended March 31, 2023 and 2022:

	Assets Under Management and Assets Under Advisement
	As of March 31,
(in millions, except percentages)	2023	2022	% Change
Diamond Hill Funds	$14,943	$19,377	(23)%
Separately managed accounts	6,303	7,084	(11)%
Collective investment trusts	1,052	582	81%
Other pooled vehicles	2,629	3,279	(20)%
Total AUM	24,927	30,322	(18)%
Total AUA	1,776	2,094	(15)%
Total AUM and AUA	$26,703	$32,416	(18)%

	Assets Under Management by Investment Strategy
	As of March 31,
(in millions, except percentages)	2023	2022	% Change
U.S. Equity
Large Cap	$15,993	$20,631	(22)%
Small-Mid Cap	2,664	3,139	(15)%
Mid Cap	861	1,112	(23)%
Select	417	489	(15)%
Small Cap	315	489	(36)%
Large Cap Concentrated	79	82	(4)%
Micro Cap	17	15	13%
Total U.S. Equity	20,346	25,957	(22)%

Alternatives
Long-Short	1,784	2,080	(14)%
Total Alternatives	1,784	2,080	(14)%

International Equity
International	58	56	4%
Total International Equity	58	56	4%

Fixed Income
Short Duration Securitized Bond	1,672	1,580	6%
Core Fixed Income	1,041	636	64%
Long Duration Treasury	35	41	(15)%
Total Fixed Income	2,748	2,257	22%

Total-All Strategies	24,936	30,350	(18)%
(Less: Investments in affiliated funds)(a)	(9)	(28)	NM
Total AUM	24,927	30,322	(18)%
Total AUA(b)	1,776	2,094	(15)%
Total AUM and AUA	$26,703	$32,416	(18)%
(a) Certain of the Funds own shares of the Diamond Hill Short Duration Securitized Bond Fund. The Company reduces the total AUM of each Fund that holds such shares by the AUM of the investments held in this affiliated fund.
(b) AUA is primarily comprised of the Company’s Large Cap and Select strategies.

	Change in Assets Under Management
	For the Three Months Ended March 31,
(in millions)	2023	2022
AUM at beginning of the period	$24,763	$31,028
Net cash inflows (outflows)
Diamond Hill Funds	110	172
Separately managed accounts	84	89
Collective investment trusts	18	(3)
Other pooled vehicles	(128)	(21)
	84	237
Net market appreciation (depreciation) and income	80	(943)
Increase (decrease) during the period	164	(706)
AUM at end of the period	24,927	30,322
AUA at end of period	1,776	2,094
Total AUM and AUA at end of period	$26,703	$32,416

Average AUM during the period	$25,427	$30,459
Average AUA during the period	1,833	2,155
Total Average AUM and AUA during the period	$27,260	$32,614

	Net Cash Inflows (Outflows) Further Breakdown For the Three Months Ended March 31,
(in millions)	2023	2022
Net cash inflows (outflows)
Equity	$(479)	$193
Fixed Income	563	44
	$84	$237
AUM increased $0.2 billion during the three months ended March 31, 2023, due to appreciation in the financial markets and net inflows into the Company’s strategies. Fixed income net inflows during the period were into the Company’s Core Bond strategy and Short Duration Securitized Bond strategy, while net equity outflows were primarily out of the Company’s Large Cap strategy.

Consolidated Results of Operations
The following is a table and discussion of the Company’s consolidated results of operations.

	Three Months Ended March 31,
(in thousands, except per share amounts and percentages)	2023	2022	% Change
Total revenue	$33,991	$42,256	(20)%
Net operating income	10,942	19,073	(43)%
Adjusted net operating income (a)	11,786	18,017	(35)%
Investment income (loss), net	8,083	(7,592)	NM
Income tax expense	4,921	3,206	53%
Net income attributable to common shareholders	12,708	9,130	39%
Earnings per share attributable to common shareholders (diluted)	$4.20	$2.87	46%
Adjusted earnings per share attributable to common shareholders (diluted)(a)	$2.81	$4.19	(33)%
Operating profit margin	32%	45%
Adjusted operating profit margin(a)	35%	43%

(a) Adjusted net operating income, adjusted earnings per share attributable to common shareholders (diluted), and adjusted operating profit margin are non-GAAP financial measures. See the “Non-GAAP Financial Measures and Reconciliation” section within this Form 10-Q for the definition of “non-GAAP” and a reconciliation of the non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP.
Summary Discussion of Consolidated Results of Operations - Three Months Ended March 31, 2023, compared with Three Months Ended March 31, 2022
Revenue for the three months ended March 31, 2023 decreased $8.3 million or 20%, compared to revenue for the same period in 2022, primarily due to a 16% decrease in average AUM and AUA. The average advisory fee rate also decreased from 0.49% for the three months ended March 31, 2022 to 0.48% for the three months ended March 31, 2023.
Operating profit margin was 32% for the three months ended March 31, 2023, and 45% for the three months ended March 31, 2022. Adjusted operating profit margin was 35% for the three months ended March 31, 2023, and 43% for the three months ended March 31, 2022. Adjusted operating profit margin excludes the impact of market movements on the deferred compensation liability and related economic hedges, and the impact of the Consolidated Funds. See the “Non-GAAP Financial Measures and Reconciliation” section within this Form 10-Q.
The Company expects that its operating margin will fluctuate period over period based on various factors, including revenues, investment results in the strategies the Company manages, employee performance, staffing levels, and gains and losses on investments held in the DC Plans.
The Company had $8.1 million in investment income due to market appreciation for the three months ended March 31, 2023, compared to investment losses of $7.6 million due to market depreciation for the three months ended March 31, 2022.
Income tax expense increased $1.7 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase in income tax expense was primarily due to the increase in the Company’s income before taxes.
The Company generated net income attributable to common shareholders of $12.7 million ($4.20 per diluted share) for the three months ended March 31, 2023, compared with net income attributable to common shareholders of $9.1 million ($2.87 per diluted share) for the same period in 2022. The increase in net income attributable to common shareholders period-over-period was primarily due to investment income for the three months ended March 31, 2023, compared to investment losses for the three months ended March 31, 2022.

Revenue

	Three Months Ended March 31,
(in thousands, except percentages)	2023	2022	% Change
Investment advisory	$32,042	$39,279	(18)%
Mutual fund administration, net	1,949	2,977	(35)%
Total	$33,991	$42,256	(20)%
Investment Advisory Fees. Investment advisory fees for the three months ended March 31, 2023, decreased $7.2 million, or 18%, compared to the three months ended March 31, 2022. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates, which vary by investment product. The decrease in investment advisory fees was primarily due to a decrease in average AUM of 16% and a decrease in the average advisory fee rate from 0.49% to 0.48% period-over-period. The average advisory fee rate is calculated by dividing investment advisory revenues by total average AUM and AUA during the period (annualized for all periods less than one year).
Mutual Fund Administration Fees. Mutual fund administration fees for the three months ended March 31, 2023, decreased $1.0 million, or 35%, compared to the three months ended March 31, 2022. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of the Funds’ average AUM. This decrease was primarily due to a 22% decrease in the Funds' average AUM from the three months ended March 31, 2022, to the three months ended March 31, 2023, and an increase in administration fees paid on behalf of the Funds as a percentage of average Fund AUM
Expenses

	Three Months Ended March 31,
(in thousands, except percentages)	2023	2022	% Change
Compensation and related costs, excluding deferred compensation expense (benefit)	$16,363	$18,647	(12)%
Deferred compensation expense (benefit)	745	(1,179)	NM
General and administrative	3,506	3,186	10%
Sales and marketing	1,653	1,711	(3)%
Mutual fund administration	782	818	(4)%
Total	$23,049	$23,183	(1)%
Compensation and Related Costs, Excluding Deferred Compensation Expense (Benefit). Employee compensation and benefits for the three months ended March 31, 2023 decreased by $2.3 million compared to the three months ended March 31, 2022. This decrease was due to a decrease in accrued incentive compensation of $3.1 million partially offset by an increase in salary and related benefits of $0.3 million and an increase in restricted stock expense of $0.5 million related to the Company’s annual long-term incentive awards. Incentive compensation expense can fluctuate significantly period-over-period as the Company evaluates investment performance, individual performance, Company performance, and other factors.
Deferred Compensation Expense (Benefit). Deferred compensation expense was $0.7 million for the three months ended March 31, 2023, compared to a benefit of $1.2 million for the three months ended March 31, 2022, primarily due to market appreciation / depreciation on the DC Plan’s investments period-over-period.
The gain (loss) on DC Plan’s investments increases (decreases) deferred compensation expense (benefit) and is included in operating income. Deferred compensation expense (benefit) is offset by an equal amount in investment income (loss) below net operating income on the consolidated statements of income, and thus, has no impact on net income attributable to the Company.
General and Administrative. General and administrative expense for the three months ended March 31, 2023, increased by $0.3 million, or 10%, compared to the three months ended March 31, 2022. The increase was primarily due to a $0.3 million increase in investment research expenses.
Sales and Marketing. Sales and marketing expense for the three months ended March 31, 2023, decreased by $0.1 million, or 3%, compared to the three months ended March 31, 2022. The decrease was primarily due to decreased payments made to third-party intermediaries related to the sale of the Funds on their platforms.

Mutual Fund Administration. Mutual fund administration expenses for the three months ended March 31, 2023, decreased by less than $0.1 million, or 4%, compared to the three months ended March 31, 2022. Mutual fund administration expenses consist of both variable and fixed expenses. The decrease was primarily due to a reduction in the Funds’ average AUM period-over-period.

Liquidity and Capital Resources
Sources of Liquidity
The Company’s current financial condition is liquid, with a significant amount of its assets comprised of cash and cash equivalents, investments, accounts receivable, and other current assets. The Company’s main source of liquidity is cash flows from operating activities, which are generated from investment advisory and mutual fund administration fees. Cash and cash equivalents, investments held directly by DHCM, accounts receivable, and other current assets represented $165.1 million and $182.9 million of total assets as of March 31, 2023, and December 31, 2022, respectively. The Company believes that these sources of liquidity, as well as its continuing cash flows from operating activities, will be sufficient to meet its current and future operating needs.
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

Share Repurchases

The Company repurchased 27,706 of its common shares during the three months ended March 31, 2023, for a total of $4.6 million. As of March 31, 2023, $10.8 million remains available for repurchases under the Company’s current repurchase program. See “Part II - Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds” for a description of the current repurchase program.

Dividends
Subject to Board approval and compliance with applicable law, the Company expects to pay a regular quarterly dividend of $1.50 per share. In addition to regular quarterly dividends, the Board will decide whether to approve and pay a special dividend in the fourth quarter of each fiscal year. Although the Company currently expects to pay regular quarterly dividends, depending on various circumstances and the Board’s judgment, the Company may not pay such dividends as described. A summary of cash dividends paid during the three months ended March 31, 2023 is presented below:

Dividend	Declaration Date	Date Paid	Dividend Amount (in millions)
First quarter - $1.50 per share	February 24, 2023	March 17, 2023	$4.6
On May 10, 2023, the Board approved a regular quarterly dividend for the second quarter of 2023 of $1.50 per share. The regular dividend will be paid on June 16, 2023, to shareholders of record as of June 1, 2023. This regular dividend is expected to reduce shareholders’ equity by approximately $4.5 million.
Working Capital
As of March 31, 2023, the Company had working capital of approximately $152.1 million, compared to $144.9 million as of December 31, 2022. Working capital includes cash and cash equivalents, accounts receivable, investments, and other current assets of DHCM, net of accounts payable and accrued expenses, accrued incentive compensation, deferred compensation and other current liabilities of DHCM.
Below is a summary of investments as of March 31, 2023 and December 31, 2022.

	As of
	March 31, 2023	December 31, 2022
Corporate Investments:
Diamond Hill Core Bond Fund	$42,692,757	$41,315,982
Diamond Hill International Fund	39,490,742	36,084,204
Diamond Hill Large Cap Concentrated Fund	10,499,538	10,571,463
Diamond Hill Micro Cap Fund, LP	10,257,789	9,690,916
Total Corporate Investments	102,940,826	97,662,565
DC Plans’ Investments in the Funds	31,231,801	30,744,990
Total investments held by DHCM	134,172,627	128,407,555
Redeemable noncontrolling interest in Consolidated Funds	20,612,336	17,268,156
Total investments	$154,784,963	$145,675,711
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
For the three months ended March 31, 2023, net cash used in operating activities totaled $13.8 million. Cash used in operating activities were primarily driven by a $26.0 million decrease in the incentive compensation accrual due to the annual incentive compensation payment made in the first quarter of 2023, the net change in securities held by the Consolidated Funds of $1.3 million, and the cash impact of timing differences in the settlement of other assets and liabilities of $3.8 million. These outflows were partially offset by net income of $14.1 million, and non-cash adjustments added back to net income consisting of share-based compensation of $2.9 million, and depreciation of $0.3 million. Net cash used in operating activities of $13.8 million is inclusive of $1.2 million of cash used in operations by the Consolidated Funds.
For the three months ended March 31, 2022, net cash used in operating activities totaled $13.7 million. Cash outflows from operating activities were primarily driven by a $27.3 million decrease in the incentive compensation accrual due to the annual incentive compensation payment made in the first quarter of 2022, the net change in securities held by the Consolidated Funds of $5.1 million, and the cash impact of timing differences in the settlement of other assets and liabilities of $0.3 million. These outflows were partially offset by net income of $8.3 million, and the add backs of net investment losses of $8.0 million, share-based compensation of $2.3 million, and depreciation of $0.4 million. Net cash used in operating activities of $13.7 million is inclusive of $3.8 million of cash used in operations by the Consolidated Funds.

Cash Flows from Investing Activities
The Company’s cash flows from investing activities consist primarily of purchases and redemptions in the Company’s investment portfolio and capital expenditures.
Cash flows used in investing activities totaled $0.9 million for the three months ended March 31, 2023. Cash flows used in investing activities were driven by purchases of Company-sponsored investments of $5.3 million which were partially offset by proceeds from the sale of Company-sponsored investments totaling $4.4 million. During the three months ended March 31, 2023, all purchases and sales of investments were in the Company's DC Plans.
Cash flows provided by investing activities totaled $1.8 million for the three months ended March 31, 2022. Cash flows provided by investing activities were primarily driven by proceeds from the sale of Company-sponsored investments totaling $3.5 million, which were partially offset by purchases of Company-sponsored investments of $1.7 million.

Cash Flows from Financing Activities
The Company’s cash flows from financing activities consist primarily of the repurchase of DHIL common stock, dividends paid on DHIL common stock, shares withheld related to employee tax withholding, proceeds received under the ESPP, and distributions to, or contributions from, redeemable noncontrolling interest holders.

For the three months ended March 31, 2023, net cash used in financing activities totaled $8.2 million, consisting of cash outflows for repurchases of the Company’s common stock of $4.6 million, the payment of quarterly dividends totaling $4.6 million, and the value of shares withheld to cover employee tax withholding obligations of $1.1 million. These cash outflows were partially offset by net subscriptions received in the Consolidated Funds from redeemable noncontrolling interest holders of $1.8 million and proceeds received under the ESPP of $0.3 million.
For the three months ended March 31, 2022, net cash used in financing activities totaled $9.9 million, consisting of cash outflows for repurchases of the DHIL common stock of $9.3 million and the payment of quarterly dividends totaling $4.8 million. These cash outflows were partially offset by net subscriptions received in the Consolidated Funds from redeemable noncontrolling interest holders of $3.8 million and proceeds received under the ESPP of $0.4 million.
Supplemental Consolidated Cash Flow Statement
The Company’s consolidated balance sheets reflect the investments and other assets and liabilities of the Consolidated Funds, as well as redeemable noncontrolling interest for the portion of the Consolidated Funds that are held by third-party investors. Although the Company can redeem its net interest in the Consolidated Funds at any time, the Company cannot directly access or sell the assets held by the Consolidated Funds to obtain cash for general operations. Additionally, the assets of the Consolidated Funds are not available to the Company’s general creditors.
The following table summarizes the condensed cash flows for the three months ended March 31, 2023, that are attributable to the Company and to the Consolidated Funds, and the related eliminations required in preparing the consolidated statements.

	Three Months Ended March 31, 2023
	Cash flow attributable to Diamond Hill Investment Group, Inc.	Cash flow attributable to Consolidated Funds	Eliminations	As reported on the Consolidated Statement of Cash Flows
Cash flows from operating activities:
Net income (loss)	$12,707,552	$4,925,541	$(3,530,046)	$14,103,047
Adjustments to reconcile net income (loss) to net cash provided used in operating activities:
Depreciation	327,961	—	—	327,961
Share-based compensation	2,899,872	—	—	2,899,872
Net (gains)/losses on investments	(5,534,421)	(4,925,541)	3,530,046	(6,929,916)
Net change in securities held by Consolidated Funds	—	(1,306,643)	—	(1,306,643)
Other changes in assets and liabilities	(23,012,308)	137,580	—	(22,874,728)
Net cash used in operating activities	(12,611,344)	(1,169,063)	—	(13,780,407)
Net cash used in investing activities	(244,527)	—	(642,042)	(886,569)
Net cash (used in) provided by financing activities	(10,004,508)	$1,169,063	$642,042	(8,193,403)
Net change during the period	(22,860,379)	—	—	(22,860,379)
Cash and cash equivalents at beginning of period	63,195,302	—	—	63,195,302
Cash and cash equivalents at end of period	$40,334,923	—	—	$40,334,923

Non-GAAP Financial Measures and Reconciliation
As supplemental information, the Company is providing certain financial measures that are based on methodologies other than GAAP (“non-GAAP”). Management believes the non-GAAP financial measures below are useful measures of the Company’s core business activities, are important metrics in estimating the value of an asset management business, and help facilitate comparisons to Company operating performance across periods. These non-GAAP financial measures should not be used as a substitute for financial measures calculated in accordance with GAAP and may be calculated differently by other companies. The following schedules reconcile financial measures calculated in accordance with GAAP to non-GAAP financial measures for the three-month periods ended March 31, 2023 and 2022, respectively.

	Three Months Ended March 31, 2023
(in thousands, except percentages and per share data)	Operating expenses	Net operating income	Non-operating income (loss)	Income tax expense(4)	Net income attributable to common shareholders	Earnings per share attributable to common shareholders (diluted)	Operating profit margin
GAAP Basis	$23,049	$10,942	$8,083	$4,921	$12,708	$4.20	32%
Non-GAAP Adjustments:
Deferred compensation liability(1)	(745)	745	(745)	—	—	—	3%
Consolidated Funds(2)	—	99	(5,024)	(985)	(2,544)	(0.84)	—
Other investment income(3)	—	—	(2,314)	(646)	(1,668)	(0.55)	—

Adjusted Non-GAAP basis	$22,304	$11,786	$—	$3,290	$8,496	$2.81	35%

	Three Months Ended March 31, 2022
(in thousands, except percentages and per share data)	Operating expenses	Net operating income	Non-operating income (loss)	Income tax expense(4)	Net income attributable to common shareholders	Earnings per share attributable to common shareholders (diluted)	Operating profit margin
GAAP Basis	$23,183	$19,073	$(7,592)	$3,206	$9,130	$2.87	45%
Non-GAAP Adjustments:
Deferred compensation liability(1)	1,179	(1,179)	1,179	—	—	—	(2)%
Consolidated Funds(2)	—	123	3,241	652	1,857	0.58	—
Other investment income(3)	—	—	3,172	825	2,347	0.74	—

Adjusted Non-GAAP basis	$24,362	$18,017	$—	$4,683	$13,334	$4.19	43%
(1) This non-GAAP adjustment removes the compensation expense resulting from market valuation changes in the deferred compensation plan liability and the related net gains/losses on investments designated as an economic hedge against the related liability. Amounts deferred under the deferred compensation plans are adjusted for appreciation/depreciation of investments chosen by participants. The Company believes it is useful to offset the non-operating investment income or loss realized on the hedges against the related compensation expense and remove the net impact to help readers understand the Company’s core operating results and to improve comparability from period to period.
(2) This non-GAAP adjustment removes the impact that the Consolidated Funds have on the Company’s GAAP consolidated statements of income. Specifically, the Company adds back the operating expenses and subtracts the investment income of the Consolidated Funds. The adjustment to net operating income represents the operating expenses of the Consolidated Funds, net of the elimination of related management and administrative fees. The adjustment to net income attributable to common shareholders represents the net income of the Consolidated Funds, net of redeemable non-controlling interests. The Company believes removing the impact of the Consolidated Funds helps readers understand its core operating results and improves comparability from period to period .

(3) This non-GAAP adjustment represents the net gains/losses earned on the Company’s non-consolidated investment portfolio that are not designated as economic hedges of the deferred compensation plan liability, non-consolidated seed investments, and other investments. The Company believes adjusting for these non-operating income or loss items helps readers understand the Company’s core operating results and improves comparability from period to period.
(4) The income tax expense impacts were calculated and resulted in an overall non-GAAP effective tax rate of 27.9% for the three months ended March 31, 2023 and 26.0% for the three months ended March 31, 2022.

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
For a summary of the critical accounting policies important to understanding the condensed consolidated financial statements, please see Note 2, Significant Accounting Policies, in “Part I - Item 1 - Financial Statements” of this Form 10-Q, and Critical Accounting Policies and Estimates in “Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q, as well as Note 2, Significant Accounting Policies, in “Part II - Item 8 - Financial Statements and Supplementary Data” in the 2022 Form 10-K.
There have been no material changes to the Company’s critical accounting estimates during the quarter ended March 31, 2023, as compared to those disclosed in Critical Accounting Policies and Estimates in “Part II - Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2022 Form 10-K.

ITEM 3:	Quantitative and Qualitative Disclosures About Market Risk
For information regarding the Company’s exposure to certain market risks, see “Part II - Item 7A - Quantitative and Qualitative Disclosures About Market Risk” in the 2022 Form 10-K. Except as described in “Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q, there have been no significant changes in the Company’s market risk exposures since the Company’s December 31, 2022 year end.

ITEM 4:	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q (the “Evaluation Date”).  Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, the Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II:	OTHER INFORMATION

ITEM 1:	Legal Proceedings
From time to time, the Company is party to ordinary, routine litigation that is incidental to its business. There are currently no such matters pending that the Company believes could have a material adverse effect on its consolidated financial statements.

ITEM 1A:	Risk Factors
There have been no material changes to the Company’s risk factors from the information disclosed in Item 1A of the 2022 Form 10-K.

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended March 31, 2023, DHIL did not sell any shares of its common stock that were not registered under the Securities Act. The following table sets forth information regarding repurchases of DHIL common stock during the quarter ended March 31, 2023:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(b)
January 1, 2023 through January 31, 2023	6,121	$185.02	—	$15,375,875
February 1, 2023 through February 28, 2023	—	—	—	15,375,875
March 1, 2023 through March 31, 2023	27,706	$164.95	27,706	10,805,749
Total	33,827		27,706	$10,805,749

(a)The Company regularly withholds shares for tax payments due upon the vesting of employee restricted stock. During the quarter ended March 31, 2023, the Company withheld 6,121 shares of DHIL common stock for employee tax withholding obligations at an average price paid per share of $185.02.
(b)On February 25, 2022, the Board authorized management to repurchase up to $50.0 million of DHIL common shares (the “2022 Repurchase Program”).
On May 10, 2023, the Board terminated the 2022 Repurchase Program and approved a new repurchase plan, authorizing management to repurchase up to $50 million of DHIL common shares in the open market and in private transactions in accordance with applicable securities laws (the “2023 Repurchase Program”). The 2023 Repurchase Program will expire on May 10, 2025, or upon the earlier completion of all authorized purchases under the program.
In connection with the 2022 Repurchase Program, the Company had entered into a Rule 10b5-1 trading plan. This plan was intended to qualify for the safe harbor under Rule 10b5-1 of the Exchange Act.  A Rule 10b5-1 trading plan allows a company to purchase its stock at times when it would not ordinarily be in the market because of its trading policies or the possession of material nonpublic information. Because repurchases under the 10b5-1 trading plan are subject to specified parameters and certain price, timing, and volume restraints specified in the plan, there is no guarantee as to the exact number of shares that will be repurchased or that there will be any repurchases at all pursuant to the plan. Purchases under the 2022 Repurchase Program were, and purchases under the 2023 Repurchase Program may be, made in the open market or through privately negotiated transactions. Purchases in the open market are intended to comply with Rule 10b-18 under the Exchange Act.

ITEM 3:	Defaults Upon Senior Securities
None.

ITEM 4:	Mine Safety Disclosures
Not applicable.

ITEM 5:	Other Information
None.

ITEM 6:	Exhibits

3.1	Amended and Restated Articles of Incorporation of DHIL (incorporated by reference from Exhibit 3(i) to the Current Report on Form 8-K filed with the SEC on May 7, 2002) (File No. 000-24498).

3.2
Certificate of Amendment by Shareholders to the Articles of Incorporation of DHIL (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on April 28, 2017) (File No. 000-24498).

3.3	Amended and Restated Code of Regulations of DHIL (incorporated by reference from Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on April 28, 2017) (File No. 000-24498).

10.1*	Amendment to Employment Agreement between Heather E. Brilliant and Diamond Hill Capital Management, Inc. dated March 31, 2023. (filed herewith).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a). (filed herewith).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a). (filed herewith).

32.1	Section 1350 Certification. (filed herewith)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

*	Denotes management contract or compensatory plan or arrangement.

DIAMOND HILL INVESTMENT GROUP, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DIAMOND HILL INVESTMENT GROUP, INC.

Date	Title	Signature

May 10, 2023	Chief Executive Officer and President (Principal Executive Officer)	/s/ Heather E. Brilliant
Heather E. Brilliant

May 10, 2023	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	/s/ Thomas E. Line
Thomas E. Line