Form 10-Q
period 2023-06-30
DIAMOND HILL INVESTMENT GROUP INC
filed 2023-08-03
CIK 909108

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes:  ☐    No:  ☒

The number of shares outstanding of the issuer’s common stock as of August 3, 2023 was 2,944,809 shares.

DIAMOND HILL INVESTMENT GROUP, INC.

PART I:	FINANCIAL INFORMATION

ITEM 1:	Financial Statements
Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	6/30/2023	12/31/2022
	(Unaudited)
ASSETS
Cash and cash equivalents	$38,656,996	$63,195,302
Investments	163,210,138	145,675,711
Accounts receivable	18,958,115	17,329,034
Prepaid expenses	3,049,936	3,435,269
Income taxes receivable	723,961	1,463,547
Property and equipment, net of depreciation	3,472,158	4,348,341
Deferred taxes	12,547,288	14,374,206
Total assets	$240,618,592	$249,821,410
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$7,425,948	$9,177,977
Accrued incentive compensation	13,293,056	32,100,000
Deferred compensation	33,214,525	30,744,990
Total liabilities	53,933,529	72,022,967
Redeemable noncontrolling interest	22,743,998	14,126,198
Permanent shareholders’ equity
Common stock, no par value: 7,000,000 shares authorized; 2,950,264 issued and outstanding at June 30, 2023 (inclusive of 203,984 unvested shares); 3,010,457 issued and outstanding at December 31, 2022 (inclusive of 219,459 unvested shares)	42,903,550	51,688,631
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred equity compensation	(21,087,626)	(17,011,144)
Retained earnings	142,125,141	128,994,758
Total permanent shareholders’ equity	163,941,065	163,672,245
Total liabilities and shareholders’ equity	$240,618,592	$249,821,410

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUES:
Investment advisory	$31,500,443	$36,408,165	$63,542,902	$75,687,051
Mutual fund administration, net	1,850,194	2,612,949	3,798,238	5,590,449
Total revenue	33,350,637	39,021,114	67,341,140	81,277,500
OPERATING EXPENSES:
Compensation and related costs, excluding deferred compensation expense (benefit)	17,399,350	17,222,243	33,762,258	35,869,137
Deferred compensation expense (benefit)	1,982,724	(4,690,393)	2,727,235	(5,868,949)
General and administrative	3,637,716	3,513,325	7,143,786	6,699,296
Sales and marketing	1,721,579	1,886,903	3,374,082	3,598,063
Mutual fund administration	823,085	837,524	1,606,029	1,655,402
Total operating expenses	25,564,454	18,769,602	48,613,390	41,952,949
NET OPERATING INCOME	7,786,183	20,251,512	18,727,750	39,324,551
NON-OPERATING INCOME (LOSS)
Investment income (loss), net	6,276,708	(17,677,873)	14,359,446	(25,270,130)
Total non-operating income (loss)	6,276,708	(17,677,873)	14,359,446	(25,270,130)
NET INCOME BEFORE TAXES	14,062,891	2,573,639	33,087,196	14,054,421
Income tax expense	(3,893,942)	(1,357,875)	(8,815,200)	(4,563,641)
NET INCOME	10,168,949	1,215,764	24,271,996	9,490,780
Net (income) loss attributable to redeemable noncontrolling interest	(736,470)	3,197,122	(2,131,965)	4,052,058
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$9,432,479	$4,412,886	$22,140,031	$13,542,838
Earnings per share attributable to common shareholders
Basic	$3.18	$1.40	$7.39	$4.27
Diluted	$3.18	$1.40	$7.39	$4.27
Weighted average shares outstanding
Basic	2,970,357	3,153,084	2,997,574	3,169,416
Diluted	2,970,357	3,153,084	2,997,574	3,169,416
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest (unaudited)

	Three Months Ended June 30, 2023
	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at March 31, 2023	3,027,738	$55,690,092	$(23,568,556)	$137,125,818	$169,247,354	$17,332,798
Issuance of restricted stock grants	6,585	1,080,755	(1,080,755)	—	—	—
Amortization of restricted stock grants	—	—	2,996,166	—	2,996,166	—
Issuance of common stock related to 401(k) plan match	53	8,501	—	—	8,501	—
Issuance of common stock related to employee stock purchase plan	415	71,089	—	—	71,089	—
Shares withheld related to employee tax withholding	(18,479)	(3,041,274)	—	—	(3,041,274)	—
Forfeiture of restricted stock grants	(3,464)	(565,519)	565,519	—	—	—
Repurchase of common stock (inclusive of accrued excise tax of $44,436)	(62,584)	(10,340,094)	—	—	(10,340,094)	—
Cash dividends paid	—	—	—	(4,433,156)	(4,433,156)	—
Net income	—	—	—	9,432,479	9,432,479	736,470
Net subscriptions of Consolidated Funds	—	—	—	—	—	4,674,730
Balance at June 30, 2023	2,950,264	$42,903,550	$(21,087,626)	$142,125,141	$163,941,065	$22,743,998

	Three Months Ended June 30, 2022
	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at March 31, 2022	3,191,487	$83,517,125	$(24,476,298)	$123,569,192	$182,610,019	$20,738,520
Issuance of restricted stock grants	9,574	1,665,535	(1,665,535)	—	—	—
Amortization of restricted stock grants	—	—	2,891,425	—	2,891,425	—
Issuance of common stock related to 401(k) plan match	103	18,064	—	—	18,064	—
Issuance of common stock related to employee stock purchase plan	357	61,989	—	—	61,989	—
Shares withheld related to employee tax withholding	(9,511)	(1,781,410)	—	—	(1,781,410)	—
Repurchase of common stock	(69,693)	(12,381,587)	—	—	(12,381,587)	—
Cash dividends paid	—	—	—	(4,710,599)	(4,710,599)	—
Net income (loss)	—	—	—	4,412,886	4,412,886	(3,197,122)
Net subscriptions of Consolidated Funds	—	—	—	—	—	4,758,791
Balance at June 30, 2022	3,122,317	$71,099,716	$(23,250,408)	$123,271,479	$171,120,787	$22,300,189
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest (unaudited)

	Six Months Ended June 30, 2023
	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at December 31, 2022	3,010,457	$51,688,631	$(17,011,144)	$128,994,758	$163,672,245	$14,126,198
Issuance of restricted stock grants	55,684	10,481,741	(10,481,741)	—	—	—
Amortization of restricted stock grants	—	—	5,839,740	—	5,839,740	—
Issuance of common stock related to 401k plan match	99	16,344	—	—	16,344	—
Issuance of common stock related to employee stock purchase plan	2,378	394,159	—	—	394,159	—
Shares withheld related to employee tax withholding	(24,600)	(4,173,781)	—	—	(4,173,781)	—
Forfeiture of restricted stock grants	(3,464)	(565,519)	565,519	—	—	—
Repurchase of common stock (inclusive of accrued excise tax of $72,241)	(90,290)	(14,938,025)	—	—	(14,938,025)	—
Cash dividends paid	—	—	—	(9,009,648)	(9,009,648)	—
Net income	—	—	—	22,140,031	22,140,031	2,131,965
Net subscriptions of Consolidated Funds	—	—	—	—	—	6,485,835
Balance at June 30, 2023	2,950,264	$42,903,550	$(21,087,626)	$142,125,141	$163,941,065	$22,743,998

	Six Months Ended June 30, 2022
	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at December 31, 2021	3,171,536	$80,434,049	$(15,268,705)	$119,257,558	$184,422,902	$17,756,336
Issuance of restricted stock grants	75,764	13,366,316	(13,366,316)	—	—	—
Amortization of restricted stock grants	—	—	5,140,104	—	5,140,104	—
Common stock issued as incentive compensation	2,743	487,870	—	—	487,870	—
Issuance of common stock related to 401k plan match	211	37,313	—	—	37,313	—
Issuance of common stock related to employee stock purchase plan	2,692	499,335	—	—	499,335	—
Shares withheld related to employee tax withholding	(9,511)	(1,781,410)	—	—	(1,781,410)	—
Forfeiture of restricted stock grants	(1,321)	(244,509)	244,509	—	—	—
Repurchase of common stock	(119,797)	(21,699,248)	—	—	(21,699,248)	—
Cash dividends paid	—	—	—	(9,528,917)	(9,528,917)	—
Net income (loss)	—	—	—	13,542,838	13,542,838	(4,052,058)
Net subscriptions of Consolidated Funds	—	—	—	—	—	8,595,911
Balance at June 30, 2022	3,122,317	$71,099,716	$(23,250,408)	$123,271,479	$171,120,787	$22,300,189
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,271,996	$9,490,780
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	654,971	715,629
Share-based compensation	5,915,199	5,252,317
Decrease (increase) in accounts receivable	(1,629,081)	1,236,111
Change in current income taxes	739,586	(3,007,825)
Change in deferred income taxes	1,826,918	(3,480,304)
Net (gains) losses on investments	(12,118,180)	26,202,205
Net change in securities held by Consolidated Funds	(4,013,615)	(11,708,223)
Decrease in accrued incentive compensation	(18,806,944)	(19,895,874)
Increase (decrease) in deferred compensation	2,469,535	(8,069,988)
Other changes in assets and liabilities	(1,196,020)	3,730,692
Net cash (used in) provided by operating activities	(1,885,635)	465,520
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(21,705)	(22,913)
Purchase of Company sponsored investments	(5,827,496)	(2,980,351)
Proceeds from sale of Company sponsored investments	4,424,864	4,479,062
Net cash (used in) provided by investing activities	(1,424,337)	1,475,798
CASH FLOWS FROM FINANCING ACTIVITIES:
Value of shares withheld related to employee tax withholding	(4,173,781)	(1,781,410)
Payment of dividends	(9,009,648)	(9,528,917)
Net subscriptions received from redeemable noncontrolling interest holders	6,485,835	8,595,911
Repurchases of common stock	(14,865,784)	(21,699,248)
Proceeds received under employee stock purchase plan	335,044	424,435
Net cash used in financing activities	(21,228,334)	(23,989,229)
CASH AND CASH EQUIVALENTS
Net change during the period	(24,538,306)	(22,047,911)
At beginning of period	63,195,302	80,550,393
At end of period	$38,656,996	$58,502,482
Supplemental cash flow information:
Income taxes paid	$6,248,696	11,051,770
Supplemental disclosure of non-cash transactions:
Common stock issued as incentive compensation	—	$487,870

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Notes to Consolidated Financial Statements (unaudited)
Note 1 Business and Organization
Diamond Hill Investment Group, Inc., an Ohio corporation (“DHIL” or the “Company”), derives its consolidated revenues and net income from investment advisory and fund administration services provided by its wholly-owned subsidiary, Diamond Hill Capital Management, Inc., an Ohio corporation (“DHCM”).

DHCM is a registered investment adviser. DHCM is the investment adviser and administrator for the Diamond Hill Funds (the “Funds”), a series of open-end mutual funds. DHCM also provides investment advisory services to Diamond Hill Micro Cap Fund, LP (“DHMF”), a private fund, as well as separately managed accounts, collective investment trusts, other pooled vehicles including sub-advised funds, and model delivery programs.
Note 2 Significant Accounting Policies
Basis of Presentation
The accompanying unaudited, condensed, and consolidated financial statements of the Company as of June 30, 2023 and December 31, 2022, and for the three- and six-month periods ended June 30, 2023 and 2022, have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”), the instructions to Form 10-Q, and Article 10 of Securities and Exchange Commission (the “SEC”) Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the company’s management (“management”), all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the financial condition and results of operations as of the dates, and for the interim periods, presented, have been included. These unaudited, condensed, and consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements of the Company included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Form 10-K”), as filed with the SEC.
Operating results for the three- and six-month periods ended June 30, 2023, are not necessarily indicative of the results the Company may expect for the full fiscal year ending December 31, 2023, or any subsequent period.

For further information regarding the risks to the Company’s business, refer to the consolidated financial statements and notes thereto in the 2022 Form 10-K, including “Part I – Item 1A. – Risk Factors” of the 2022 Form 10-K, the “Cautionary Note Regarding Forward-Looking Statements” in “Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2023 (this “Form 10-Q”), and “Part II – Item 1A. – Risk Factors” of this Form 10-Q.
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
The Company consolidates all subsidiaries and certain investments in which it has a controlling interest. The Company is generally deemed to have a controlling interest when it owns the majority of the voting interest of a voting rights entity (“VRE”) or are deemed to be the primary beneficiary of a variable interest entity (“VIE”). A VIE is an entity that lacks sufficient equity to finance its activities, or any entity whose equity holders do not have defined power to direct the activities of the entity normally associated with an equity investment. The Company’s analysis to determine whether an entity is a VIE or a VRE involves judgment and considers several factors, including an entity’s legal organization, equity structure, the rights of the investment holders, the Company’s ownership interest in the entity, and the Company’s contractual involvement with the entity. The Company continually reviews and reconsiders its VIE or VRE conclusions upon the occurrence of certain events, such as changes to its ownership interest, or amendments to contract documents.
The Company performs its consolidation analysis at the individual Fund level and has concluded that the Funds are VREs because the structure of the Funds is such that the shareholders are deemed to have the power through voting rights to direct the activities that most significantly impact each Fund’s economic performance. To the extent material, the Funds are consolidated if Company ownership, directly or indirectly, represents a majority interest (greater than 50%). The Company records redeemable noncontrolling interests in consolidated investments for which the Company’s ownership is less than 100%. The Company de-consolidated the Diamond Hill Large Cap Concentrated Fund during the year ended December 31, 2022, as the Company’s ownership declined to less than 50% during 2022. As of December 31, 2022 and June 30, 2023, and during the six months ended June 30, 2023, the Company consolidated the Diamond Hill International Fund. During the six months ended June 30, 2022, the Company consolidated the Diamond Hill International Fund and the Diamond Hill Large Cap Concentrated Fund (together, the “Consolidated Funds”).
DHCM is the investment manager of DHMF and is the managing member of Diamond Hill Fund GP, LLC (the “General Partner”), which is the general partner of DHMF. DHCM is wholly owned by, and consolidated with, DHIL. Further, DHCM, through its control of the General Partner, has the power to direct DHMF’s economic activities and the right to receive investment advisory fees from DHMF that may be significant. DHMF commenced operations on June 1, 2021, and its underlying assets consist primarily of marketable securities.
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
Segment Information
Management has determined that the Company operates in a single business segment, which is providing investment advisory and related services to clients through pooled vehicles, including the Funds and DHMF, separately managed accounts, collective investment trusts, other pooled vehicles including sub-advised funds, and model delivery programs. Therefore, the Company does not present disclosures relating to operating segments in annual or interim financial statements.

Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and money market mutual funds held by DHCM. The Company considers all highly liquid temporary cash instruments with an original maturity of three months or less to be cash equivalents. The Company places its cash on deposit with financial institutions in the United States, which are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company's credit risk in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amounts on deposit. Management monitors the financial institutions’ creditworthiness in conjunction with balances on deposit to minimize risk. The Company from time to time may have amounts on deposit in excess of the insured limits. As of June 30, 2023, the Company had $1.1 million and $37.6 million in demand deposits and money market mutual funds, respectively. As of December 31, 2022, the Company had $2.8 million and $60.4 million in demand deposits and money market mutual funds, respectively.
Accounts Receivable
The Company records accounts receivable when they are due and presents them on the balance sheet net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of the individual or entity that owes the receivable. No allowance for doubtful accounts was deemed necessary at either June 30, 2023, or December 31, 2022. Accounts receivable from the Funds were $8.7 million as of June 30, 2023, and $9.3 million as of December 31, 2022.
Investments
Management determines the appropriate classification of the Company’s investments at the time of purchase and re-evaluates its determination for each reporting period.
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
Revenue Recognition – General
The Company recognizes revenue when DHCM satisfies performance obligations under the terms of a contract with a client. The Company earns substantially all of its revenue from DHCM investment advisory and fund administration contracts. Investment advisory and administration fees, generally calculated as a percentage of assets under management (“AUM”), are recorded as revenue as services are performed. In addition to fixed fees based on a percentage of AUM, certain client accounts also provide periodic performance-based fees.

Revenue earned during the three months ended June 30, 2023 and 2022 under contracts with clients include:

	Three Months Ended June 30, 2023
	Investment advisory	Mutual fund administration, net	Total revenue
Diamond Hill Funds	$20,921,423	$1,850,194	$22,771,617
Separately managed accounts	6,238,511	—	6,238,511
Other pooled vehicles	2,203,023	—	2,203,023
Model delivery	1,301,391	—	1,301,391
Collective investment trusts	836,095	—	836,095
	$31,500,443	$1,850,194	$33,350,637

	Three Months Ended June 30, 2022
	Investment advisory	Mutual fund administration, net	Total revenue
Diamond Hill Funds	$25,447,122	$2,612,949	$28,060,071
Separately managed accounts	6,570,811	—	6,570,811
Other pooled vehicles	2,371,716	—	2,371,716
Model delivery	1,510,245	—	1,510,245
Collective investment trusts	508,271	—	508,271
	$36,408,165	$2,612,949	$39,021,114

Revenue earned during the six months ended June 30, 2023 and 2022 under contracts with clients include:

	Six Months Ended June 30, 2023
	Investment advisory	Mutual fund administration, net	Total revenue
Diamond Hill Funds	$42,304,966	$3,798,238	$46,103,204
Separately managed accounts	12,502,872	—	12,502,872
Other pooled vehicles	4,334,704	—	4,334,704
Model delivery	2,663,144	—	2,663,144
Collective investment trusts	1,737,216	—	1,737,216
	$63,542,902	$3,798,238	$67,341,140

	Six Months Ended June 30, 2022
	Investment advisory	Mutual fund administration, net	Total revenue
Diamond Hill Funds	$52,702,050	$5,590,449	$58,292,499
Separately managed accounts	13,763,101	—	13,763,101
Other pooled vehicles	4,940,725	—	4,940,725
Model delivery	3,227,409	—	3,227,409
Collective investment trusts	1,053,766	—	1,053,766
	$75,687,051	$5,590,449	$81,277,500

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
Revenue Recognition – Performance-Based Fees
DHCM manages certain client accounts that pay performance-based fees. These fees are calculated based on client investment results over rolling five-year periods. The Company records performance-based fees when it is probable that a significant reversal of the revenue will not occur. The Company did not record any performance-based fees during the three- and six-month periods ended June 30, 2023 or the three- and six-month periods ended June 30, 2022. After the initial five-year contract measurement term, the performance-based fee is calculated annually based on the client investment results over the recently completed five-year period. The table below shows AUM subject to performance-based fees and the amount of performance-based fees that would be recognized based upon investment results as of June 30, 2023:

	As of June 30, 2023
	AUM subject to performance-based fees	Unearned performance-based fees
Contractual Measurement Period Ending:
Quarter Ending September 30, 2023	$479,984,100	$1,128,047
Total	$479,984,100	$1,128,047
The contractual end date highlights the time remaining until the performance-based fees are scheduled to be earned. The amount of performance-based fees that would be recognized based upon investments results as of June 30, 2023 will increase or decrease based on future client investment results through the contractual period end.
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

Mutual fund administration gross and net revenue are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Mutual fund administration:
Administration revenue, gross	$5,339,453	$6,481,081	$10,756,328	$13,421,253
Fund related expense	(3,489,259)	(3,868,132)	(6,958,090)	(7,830,804)
Mutual fund administration revenue, net	$1,850,194	$2,612,949	$3,798,238	$5,590,449
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
Earnings Per Share
Basic and diluted earnings per share (“EPS”) are computed by dividing net income attributable to common shareholders by the weighted average number of DHIL common shares outstanding for the period, which includes unvested restricted shares. See Note 9.
Recently Adopted Accounting Guidance
The Company did not adopt any new accounting guidance during the three months ended June 30, 2023, that had a material effect on its financial position or results of operations.
Newly Issued But Not Yet Adopted Accounting Guidance
The Company has considered all newly issued accounting guidance that is applicable to its operations and the preparation of its consolidated financial statements, including those it has not yet adopted. The Company does not believe that any such guidance had, or will have, a material effect on its financial position or results of operations.

Note 3 Investments
The following table summarizes the carrying value of the Company’s investments as of June 30, 2023, and December 31, 2022:

	As of
	June 30, 2023	December 31, 2022
Fair value investments:
Securities held in Consolidated Funds(a)	$65,963,712	$54,740,993
Company sponsored investments	69,572,732	66,828,910
Company sponsored equity method investments	27,673,694	24,105,808
Total Investments	$163,210,138	$145,675,711
(a) Of the securities held in the Consolidated Funds as of June 30, 2023, DHCM directly held $41.9 million and noncontrolling shareholders held $24.1 million. Of the securities held in the Consolidated Funds as of December 31, 2022, DHCM directly held $37.5 million and noncontrolling shareholders held $17.2 million.

As of June 30, 2023 and December 31, 2022, DHIL has consolidated the Diamond Hill International Fund.

The components of net investment income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Realized (losses) gains	$(12,598)	$(1,713,218)	$806,537	$(269,471)
Change in unrealized	4,843,046	(16,769,567)	10,651,217	(26,520,423)
Dividends	1,530,260	863,575	3,039,548	1,631,460
Other	(84,000)	(58,663)	(137,856)	(111,696)
Investment income (loss), net	$6,276,708	$(17,677,873)	$14,359,446	$(25,270,130)

Company-Sponsored Equity Method Investments
As of June 30, 2023, the Company’s equity method investments consisted of DHMF and the Diamond Hill Large Cap Concentrated Fund, and the Company’s ownership percentage in each of these investments was 85% and 44%, respectively. The Company’s ownership in DHMF and the Diamond Hill Large Cap Concentrated Fund includes $5.2 million of deferred compensation plan investments.
The following table includes the condensed summary financial information from the Company’s equity method investments as of and for the three- and six-month period ended June 30, 2023:

		As of
		June 30, 2023
Total assets		$47,761,709
Total liabilities		2,617,688
Net assets		45,144,021
DHCM’s portion of net assets		$27,673,694

	For the Three Months Ended	For the Six Months Ended
	June 30, 2023	June 30, 2023
Investment income	$187,934	$360,119
Expenses	57,510	112,269
Net realized gains	370,937	375,914
Change in unrealized	2,814,978	3,407,104
Net income	3,316,339	4,030,868
DHCM’s portion of net income	$2,163,009	$2,823,580
The Company’s investments at June 30, 2023 include its interest in DHMF, an unconsolidated VIE, as the Company is not deemed the primary beneficiary. The Company’s maximum risk of loss related to its involvement with DHMF is limited to the carrying value of its investment which was $16.0 million as of June 30, 2023.

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
The following table summarizes investments that are recognized in the Company’s consolidated balance sheet using fair value measurements (excluding investments classified as equity method investments) determined based upon the differing levels as of June 30, 2023:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$37,565,646	—	—	$37,565,646
Fair value investments:
Securities held in Consolidated Funds(a)	$26,163,379	$39,800,333	—	$65,963,712
Company-sponsored investments	$69,572,732	—	—	$69,572,732
(a) Of the securities held in the Consolidated Funds as of June 30, 2023, DHCM directly held $41.9 million and noncontrolling shareholders held $24.1 million.
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
The Company did not borrow under the Credit Agreement during the six months ended June 30, 2023, and no borrowings were outstanding as of June 30, 2023.

Note 6 Compensation Plans
Share-Based Payment Transactions
The Company maintains the shareholder-approved Diamond Hill Investment Group, Inc. 2022 Equity and Cash Incentive Plan (the “2022 Plan”), which authorizes the issuance of 300,000 common shares of DHIL stock in various forms of equity awards. As of June 30, 2023, there were 237,648 common shares available for grants under the 2022 Plan. Previously, the Company issued equity awards under the Diamond Hill Investment Group, Inc. 2014 Equity and Cash Incentive Plan (the “2014 Plan”). There are no longer any common shares available for issuance under the 2014 Plan, although grants previously made under the 2014 Plan remain issued and outstanding.

Restricted stock grants represent common shares issued and outstanding upon grant subject to vesting restrictions. The Company issues restricted stock grants that cliff vest after five years to all new Company employees upon hire and additional awards annually to key Company employees in the form of three-year graded vesting stock grants.
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
The following table represents a roll-forward of outstanding restricted stock and related activity for the six months ended June 30, 2023:

	Shares	Weighted-Average Grant Date Price per Share
Outstanding restricted stock as of December 31, 2022	219,459	$165.62
Grants issued	55,684	188.24
Grants vested	(67,695)	182.39
Grants forfeited	(3,464)	163.26
Total outstanding restricted stock as of June 30, 2023	203,984	$166.27
Total deferred equity compensation related to unvested restricted stock was $21.1 million as of June 30, 2023. The recognition of compensation expense related to deferred compensation over the remaining vesting periods is as follows:

Six Months Remaining In
2023	2024	2025	2026	2027	Thereafter	Total
$6,184,960	$8,929,592	$4,509,639	$1,176,782	$236,774	$49,879	$21,087,626
Employee Stock Purchase Plan
Under the Diamond Hill Investment Group, Inc. Employee Stock Purchase Plan (the “ESPP”), eligible employees may purchase shares of DHIL common stock at 85% of the fair market value on the last day of each offering period. Each offering period is approximately three months, which coincides with the Company’s fiscal quarters. During the six-month period ended June 30, 2023, ESPP participants purchased 2,378 shares of common stock for $0.3 million, and the Company recorded $0.1 million of share-based payment expense related to these purchases. During the six-month period ended June 30, 2022, ESPP participants purchased 2,692 shares of common stock for $0.4 million and the Company recorded $0.1 million of share-based payment expense related to these purchases.
Stock Grant Transactions
The following table represents DHIL common shares issued as part of the Company's annual incentive compensation program during the six-month periods ended June 30, 2023, and 2022:

	Shares Issued	Grant Date Value
June 30, 2023	—	—
June 30, 2022	2,743	$487,870

401(k) Plan
The Company sponsors a 401(k) plan in which all Company employees are eligible to participate. Company employees may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company matches employee contributions equal to 250.0% of the first 6.0% of an employee’s compensation contributed to the plan. The Company settles the 401(k) plan matching contributions in cash or common shares of DHIL based on the election of the employees.
Deferred Compensation Plans
The Company offers two deferred compensation plans: the Diamond Hill Fixed Term Deferred Compensation Plan and the Diamond Hill Variable Term Deferred Compensation Plan (together, the “Deferred Compensation Plans”). Under the Deferred Compensation Plans, participants may elect to voluntarily defer, for a minimum of five years (subject to an earlier distribution in the case of the participant’s death or disability or a change in control of DHIL), certain incentive compensation that the Company then contributes into the Deferred Compensation Plans. Participants are responsible for designating investment options for the assets they contribute, and the distribution paid to each participant reflects any gains or losses on the assets realized in connection with the Deferred Compensation Plans. Assets held in the Deferred Compensation Plans are included in the Company’s investment portfolio, and the associated obligation to participants is included in deferred compensation liability. Deferred compensation liability was $33.2 million and $30.7 million as of June 30, 2023 and December 31, 2022, respectively.
Note 7 Operating Lease
The Company currently leases office space of approximately 37,829 square feet at a single location.
As of June 30, 2023, the carrying value of this right-of-use asset, which is included in property and equipment, was approximately $0.9 million net of deferred rent on the consolidated balance sheets. As of June 30, 2023, the carrying value of the lease liability was approximately $1.1 million, which is included in accounts payable and accrued expenses on the consolidated balance sheets.
The following table summarizes the total lease and operating expenses for the three- and six-month periods ended June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022
Three Months Ended	$234,336	$238,601
Six Months Ended	$440,413	$443,554
The approximate future minimum lease payments under the operating lease are as follows:

Future Minimum Lease Payments
Six Months Remaining In
2023	2024	2025	2026	2027	Total
$312,089	$624,179	$156,045	—	—	$1,092,313

Note 8 Income Taxes
The Company has determined its interim tax provision projecting an estimated annual effective tax rate.
A reconciliation of the statutory federal tax rate to the Company’s effective income tax rate is as follows:

	Six Months Ended June 30,
	2023	2022
Statutory U.S. federal income tax rate	21.0%	21.0%
State and local income taxes, net of federal benefit	4.8%	4.5%
Internal revenue code section 162 limitations	2.1%	1.5%
Other	0.6%	(1.8)%
Unconsolidated effective income tax rate	28.5%	25.2%
Impact attributable to redeemable noncontrolling interest(a)	(1.9)%	7.3%
Effective income tax rate	26.6%	32.5%
(a) The provision for income taxes includes the impact of the operations of the Consolidated Funds, which are not subject to federal income taxes. Accordingly, a portion of the Company’s earnings are not subject to corporate tax levels.
The Company’s actual effective tax rate for the fiscal year ending December 31, 2023 could be materially different from the projected rate as of June 30, 2023.
The net temporary differences incurred to date will reverse in future periods as the Company generates taxable earnings. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets recorded. The Company records a valuation allowance when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2023 and December 31, 2022, no valuation allowance was deemed necessary.
FASB ASC 740, Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company recognizes tax benefits related to positions taken, or expected to be taken, on its tax returns, only if the positions are more likely than not sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its financial statements. The Company did not record an accrual for tax-related uncertainties or unrecognized tax positions as of June 30, 2023 or December 31, 2022.
The Company did not recognize any interest and penalties during the six months ended June 30, 2023.

Note 9 Earnings Per Share

Basic and diluted EPS are calculated under the two-class method and are computed by dividing net income attributable to common shareholders by the weighted average number of shares of DHIL common stock outstanding for the period, including unvested restricted shares. DHIL has not issued any preferred stock. The following table sets forth the computation for basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$10,168,949	$1,215,764	$24,271,996	$9,490,780
Less: Net (income) loss attributable to redeemable noncontrolling interest	(736,470)	3,197,122	(2,131,965)	4,052,058
Net income attributable to common shareholders	$9,432,479	$4,412,886	$22,140,031	$13,542,838

Weighted average number of outstanding shares - Basic	2,970,357	3,153,084	2,997,574	3,169,416
Weighted average number of outstanding shares - Diluted	2,970,357	3,153,084	2,997,574	3,169,416

Earnings per share attributable to common shareholders
Basic	$3.18	$1.40	$7.39	$4.27
Diluted	$3.18	$1.40	$7.39	$4.27

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

Note 11 Subsequent Events
On August 3, 2023, DHIL’s board of directors (“Board”) approved a quarterly cash dividend of $1.50 per share, payable on September 15, 2023, to shareholders of record as of August 31, 2023. This dividend is expected to reduce shareholders’ equity by approximately $4.4 million.

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
Factors that could cause the Company’s actual results or experiences to differ materially from results discussed in forward-looking statements include, but are not limited to: (i) any reduction in the Company’s AUM or AUA; (ii) withdrawal, renegotiation, or termination of investment advisory agreements; (iii) damage to the Company’s reputation; (iv) failure to comply with investment guidelines or other contractual requirements; (v) challenges from the competition the Company faces in its business; (vi) adverse regulatory and legal developments; (vii) unfavorable changes in tax laws or limitations; (viii) interruptions in or failure to provide critical technological service by the Company or third parties; (ix) adverse civil litigation and government investigations or proceedings; (x) risk of loss on the Company’s investments; (xi) lack of sufficient capital on satisfactory terms; (xii) losses or costs not covered by insurance; (xiii) a decline in the performance of the Company’s products; (xiv) changes in interest rates and inflation; (xv) changes in national and local economic and political conditions; (xvi) the continuing economic uncertainty in various parts of the world; (xvii) the after-effects of the COVID-19 pandemic and the actions taken in connection therewith; (xviii) political uncertainty caused by, among other things, political parties, economic nationalist sentiments, tensions surrounding the current socioeconomic landscape, and other risks identified from time-to-time in other public documents of the Company on file with the SEC.
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
General
The Company derives its consolidated revenue and net income from investment advisory and fund administration services provided by DHCM. DHCM is a registered investment adviser under the 1940 Act, and is the investment adviser and administrator for the Funds. DHCM also provides investment advisory and related services to DHMF, a private fund, as well as separately managed accounts, collective investment trusts, other pooled vehicles including sub-advised funds, and model delivery programs.
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
The Company’s revenues are highly dependent on both the value and composition of AUM and AUA. The following is a summary of the Company’s AUM by product and investment objective, a roll-forward of the change in AUM, and a summary of AUA for the three- and six-month periods ended June 30, 2023 and 2022:

	Assets Under Management and Assets Under Advisement
	As of June 30,
(in millions, except percentages)	2023	2022	% Change
Diamond Hill Funds	$15,414	$16,481	(6)%
Separately managed accounts	6,467	6,158	5%
Collective investment trusts	975	495	97%
Other pooled vehicles	3,210	2,655	21%
Total AUM	26,066	25,789	1%
Total AUA	1,788	1,785	—%
Total AUM and AUA	$27,854	$27,574	1%

	Assets Under Management by Investment Strategy
	As of June 30,
(in millions, except percentages)	2023	2022	% Change
U.S. Equity
Large Cap	$16,834	$17,153	(2)%
Small-Mid Cap	2,701	2,624	3%
Mid Cap	942	904	4%
Select	480	417	15%
Small Cap	310	404	(23)%
Large Cap Concentrated	86	82	5%
Micro Cap	19	13	46%
Total U.S. Equity	21,372	21,597	(1)%

Alternatives
Long-Short	1,752	1,894	(7)%
Total Alternatives	1,752	1,894	(7)%

International Equity
International	65	49	33%
Total International Equity	65	49	33%

Fixed Income
Short Duration Securitized Bond	1,675	1,497	12%
Core Fixed Income	1,185	734	61%
Long Duration Treasury	26	37	(30)%
Total Fixed Income	2,886	2,268	27%

Total-All Strategies	26,075	25,808	1%
(Less: Investments in affiliated funds)(a)	(9)	(19)	NM
Total AUM	26,066	25,789	1%
Total AUA(b)	1,788	1,785	—%
Total AUM and AUA	$27,854	$27,574	1%
(a) Certain of the Funds own shares of the Diamond Hill Short Duration Securitized Bond Fund. The Company reduces the total AUM of each Fund that holds such shares by the AUM of the investments held in this affiliated fund.
(b) AUA is primarily comprised of the Company’s Large Cap and Select strategies.

	Change in Assets Under Management
	For the Three Months Ended June 30,
(in millions)	2023	2022
AUM at beginning of the period	$24,927	$30,322
Net cash (outflows) inflows
Diamond Hill Funds	(200)	(428)
Separately managed accounts	(173)	70
Collective investment trusts	(134)	(1)
Other pooled vehicles	404	(156)
	(103)	(515)
Net market appreciation (depreciation) and income	1,242	(4,018)
Increase (decrease) during the period	1,139	(4,533)
AUM at end of the period	26,066	25,789
AUA at end of period	1,788	1,785
Total AUM and AUA at end of period	$27,854	$27,574

Average AUM during the period	$25,056	$28,177
Average AUA during the period	1,792	1,948
Total Average AUM and AUA during the period	$26,848	$30,125

	Change in Assets Under Management
	For the Six Months Ended June 30,
(in millions)	2023	2022
AUM at beginning of the period	$24,763	$31,028
Net cash (outflows) inflows
Diamond Hill Funds	(89)	(256)
Separately managed accounts	(89)	158
Collective investment trusts	(116)	(5)
Other pooled vehicles	276	(176)
	(18)	(279)
Net market appreciation (depreciation) and income	1,321	(4,960)
Increase (decrease) during the period	1,303	(5,239)
AUM at end of the period	26,066	25,789
AUA at end of period	1,788	1,785
Total AUM and AUA at end of period	$27,854	$27,574

Average AUM during the period	$25,269	$29,262
Average AUA during the period	1,818	2,043
Total Average AUM and AUA during the period	$27,087	$31,305

	Net Cash (Outflows) Inflows Further Breakdown For the Three Months Ended June 30,
(in millions)	2023	2022
Net cash (outflows) inflows
Equity	$(237)	$(576)
Fixed Income	134	61
	$(103)	$(515)

	Net Cash (Outflows) Inflows Further Breakdown For the Six Months Ended June 30,
(in millions)	2023	2022
Net cash (outflows) inflows
Equity	$(716)	$(383)
Fixed Income	698	104
	$(18)	$(279)
AUM increased $1.1 billion during the three months ended June 30, 2023, due to appreciation in the financial markets and partially offset by net outflows of the Company’s strategies. Net equity outflows were primarily out of the Company’s Large Cap and Long-Short strategies, while fixed income net inflows during the period were into the Company’s Core Bond strategy.
AUM increased $1.3 billion during the six months ended June 30, 2023, due to appreciation in the financial markets and partially offset by net outflows of the Company’s strategies. Net equity outflows were primarily out of the Company’s Large Cap strategy, while fixed income net inflows during the period were into the Company’s Core Bond strategy and Short Duration Securitized Bond strategy.

Consolidated Results of Operations
The following is a table and discussion of the Company’s consolidated results of operations.

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except per share amounts and percentages)	2023	2022	% Change	2023	2022	% Change
Total revenue	$33,351	$39,021	(15)%	$67,341	$81,278	(17)%
Net operating income	7,786	20,252	(62)%	18,728	39,325	(52)%
Adjusted net operating income (a)	9,879	15,682	(37)%	21,664	33,699	(36)%
Investment income (loss), net	6,277	(17,678)	NM	14,359	(25,270)	NM
Income tax expense	3,894	1,358	187%	8,815	4,564	93%
Net income attributable to common shareholders	9,432	4,413	114%	22,140	13,543	63%
Earnings per share attributable to common shareholders (diluted)	$3.18	$1.40	127%	$7.39	$4.27	73%
Adjusted earnings per share attributable to common shareholders (diluted)(a)	$2.35	$3.80	(38)%	$5.17	$7.95	(35)%
Operating profit margin	23%	52%		28%	48%
Adjusted operating profit margin(a)	30%	40%		32%	41%

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
Summary Discussion of Consolidated Results of Operations - Three Months Ended June 30, 2023, compared with Three Months Ended June 30, 2022
Revenue for the three months ended June 30, 2023 decreased $5.7 million or 15%, compared to revenue for the same period in 2022, primarily due to a 11% decrease in average AUM and AUA. The average advisory fee rate also decreased from 0.49% for the three months ended June 30, 2022 to 0.47% for the three months ended June 30, 2023.
Operating profit margin was 23% for the three months ended June 30, 2023, and 52% for the three months ended June 30, 2022. The decrease in operating profit margin is primarily due to a 15% decrease in revenues while compensation and related costs (excluding deferred compensation) remained relatively consistent period over period. These factors drove an increase in the compensation ratio from 44% to 52%. In addition, the investment gains on the Company’s deferred compensation investments increased deferred compensation expense during the current period, further degrading the current period operating margin by 7%. Adjusted operating profit margin was 30% for the three months ended June 30, 2023, and 40% for the three months ended June 30, 2022. Adjusted operating profit margin excludes the impact of market movements on the deferred compensation liability and related economic hedges, and the impact of the Consolidated Funds. See the “Non-GAAP Financial Measures and Reconciliation” section within this Form 10-Q.
The Company expects that its operating margin will fluctuate period over period based on various factors, including revenues, investment results in the strategies the Company manages, employee performance, staffing levels, and gains and losses on investments held in the Deferred Compensation Plans.
The Company had $6.3 million in investment income due to market appreciation for the three months ended June 30, 2023, compared to $17.7 million in investment losses due to market depreciation for the three months ended June 30, 2022.
Income tax expense increased $2.5 million for the three months ended June 30, 2023, compared to the same period in 2022. The increase in income tax expense was primarily due to the increase in the Company’s income before taxes period over period.
The Company generated net income attributable to common shareholders of $9.4 million ($3.18 per diluted share) for the three months ended June 30, 2023, compared with net income attributable to common shareholders of $4.4 million ($1.40 per diluted share) for the three months ended June 30, 2022. The increase in net income attributable to common shareholders period over period was primarily due to investment income for the three months ended June 30, 2023, compared to investment losses for the three months ended June 30, 2022.
Revenue

	Three Months Ended June 30,
(in thousands, except percentages)	2023	2022	% Change
Investment advisory	$31,501	$36,408	(13)%
Mutual fund administration, net	1,850	2,613	(29)%
Total	$33,351	$39,021	(15)%
Investment Advisory Fees. Investment advisory fees decreased $4.9 million, or 13%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates, which vary by investment product. The decrease in investment advisory fees was primarily due to a decrease in average AUM and AUA of 11% and a decrease in the average advisory fee rate from 0.49% to 0.47% period over period. The decrease in the average advisory fee rate was driven by an increase in the mix of assets held in lower fee rate strategies during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The average advisory fee rate is calculated by dividing investment advisory revenues by total average AUM and AUA during the period (annualized for all periods less than one year).

Mutual Fund Administration Fees. Mutual fund administration fees decreased $0.8 million, or 29%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of the Funds’ average AUM. This decrease was primarily due to the impact of a 17% decrease in the Funds’ average AUM for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, and an increase in administration fees paid on behalf of the Funds as a percentage of average Fund AUM.

Expenses

	Three Months Ended June 30,
(in thousands, except percentages)	2023	2022	% Change
Compensation and related costs, excluding deferred compensation expense (benefit)	$17,399	$17,222	1%
Deferred compensation expense (benefit)	1,983	(4,690)	NM
General and administrative	3,638	3,513	4%
Sales and marketing	1,721	1,887	(9)%
Mutual fund administration	823	838	(2)%
Total	$25,564	$18,770	36%
Compensation and Related Costs, Excluding Deferred Compensation Expense (Benefit). Employee compensation and benefits increased by $0.2 million, or 1%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. This increase was due to an increase in salary and related benefits of $0.3 million and an increase in restricted stock expense of $0.1 million partially offset by a decrease in accrued incentive compensation of $0.2 million. Incentive compensation expense can fluctuate significantly period over period as the Company evaluates investment performance, individual performance, Company performance and other factors.
Deferred Compensation Expense (Benefit). Deferred compensation expense was $2.0 million for the three months ended June 30, 2023, compared to a benefit of $4.7 million for the three months ended June 30, 2022, primarily due to market appreciation / depreciation on the Deferred Compensation Plan’s investments period over period.
The gain (loss) on Deferred Compensation Plan’s investments increases (decreases) deferred compensation expense (benefit) and is included in operating income. Deferred compensation expense (benefit) is offset by an equal amount in investment income (loss) below net operating income on the consolidated statements of income, and thus, has no impact on net income attributable to the Company.
General and Administrative. General and administrative expenses increased by $0.1 million, or 4%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. This increase was primarily due to an increase in investment research-related expenses.
Sales and Marketing. Sales and marketing expenses decreased by $0.2 million, or 9%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The decrease was primarily due to a reduction in payments made to third party intermediaries as a result of the decrease in the Funds’ average AUM period over period.
Mutual Fund Administration. Mutual fund administration expense decreased less than $0.1 million, or 2%, from the three months ended June 30, 2022, compared to the three months ended June 30, 2023. Mutual fund administration expenses consist of both variable and fixed expenses. The decrease was due to a reduction in the Funds' average AUM period over period.
Summary Discussion of Consolidated Results of Operations - Six Months Ended June 30, 2023, compared with Six Months Ended June 30, 2022
Revenue for the six months ended June 30, 2023 decreased $13.9 million or 17%, compared to revenue for the same period in 2022, primarily due to a 13% decrease in average AUM and AUA. The average advisory fee rate also decreased from 0.49% for the six months ended June 30, 2022 to 0.47% for the six months ended June 30, 2023.

Operating profit margin was 28% for the six months ended June 30, 2023, and 48% for the six months ended June 30, 2022. Adjusted operating profit margin was 32% for the six months ended June 30, 2023, and 41% for the six months ended June 30, 2022. The decrease in operating profit margin is primarily due to a 17% decrease in revenues. Compensation and related costs (excluding deferred compensation) also decreased 6%, These factors primarily drove the increase in the compensation ratio from 44% to 50% period over period. In addition, the investment gains on the Company’s deferred compensation investments increased deferred compensation expense during the current period, further degrading the current period operating margin by 4%. Adjusted operating profit margin excludes the impact of market movements on the deferred compensation liability and related economic hedges, and the impact of the Consolidated Funds. See the “Non-GAAP Financial Measures and Reconciliation” section within this Form 10-Q.
The Company expects that its operating margin will fluctuate period over period based on various factors, including revenues, investment results in the strategies the Company manages, employee performance, staffing levels, and gains and losses on investments held in the Deferred Compensation Plans.
The Company had $14.4 million in investment income due to market appreciation for the six months ended June 30, 2023, compared to investment losses of $25.3 million due to market depreciation for the six months ended June 30, 2022.
Income tax expense increased $4.3 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase in income tax expense was primarily due to the increase in the Company’s income before taxes period over period.
The Company generated net income attributable to common shareholders of $22.1 million ($7.39 per diluted share) for the six months ended June 30, 2023, compared with net income attributable to common shareholders of $13.5 million ($4.27 per diluted share) for the same period in 2022. The increase in net income attributable to common shareholders period over period was primarily due to investment income for the six months ended June 30, 2023, compared to investment losses for the six months ended June 30, 2022.
Revenue

	Six Months Ended June 30,
(in thousands, except percentages)	2023	2022	% Change
Investment advisory	$63,543	$75,687	(16)%
Mutual fund administration, net	3,798	5,591	(32)%
Total	$67,341	$81,278	(17)%
Investment Advisory Fees. Investment advisory fees for the six months ended June 30, 2023, decreased $12.1 million, or 16%, compared to the six months ended June 30, 2022. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates, which vary by investment product. The decrease in investment advisory fees was primarily due to a decrease in average AUM of 13% and a decrease in the average advisory fee rate from 0.49% to 0.47% period over period. The decrease in the average advisory fee rate was driven by an increase in the mix of assets held in lower fee rate strategies during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The average advisory fee rate is calculated by dividing investment advisory revenues by total average AUM and AUA during the period (annualized for all periods less than one year).
Mutual Fund Administration Fees. Mutual fund administration fees for the six months ended June 30, 2023, decreased $1.8 million, or 32%, compared to the six months ended June 30, 2022. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of the Funds’ average AUM. This decrease was primarily due to a 20% decrease in the Funds' average AUM from the six months ended June 30, 2022, to the six months ended June 30, 2023, and an increase in administration fees paid on behalf of the Funds as a percentage of average Fund AUM.

Expenses

	Six Months Ended June 30,
(in thousands, except percentages)	2023	2022	% Change
Compensation and related costs, excluding deferred compensation expense (benefit)	$33,762	$35,869	(6)%
Deferred compensation expense (benefit)	2,727	(5,869)	NM
General and administrative	7,144	6,699	7%
Sales and marketing	3,374	3,598	(6)%
Mutual fund administration	1,606	1,656	(3)%
Total	$48,613	$41,953	16%
Compensation and Related Costs, Excluding Deferred Compensation Expense (Benefit). Employee compensation and benefits for the six months ended June 30, 2023 decreased by $2.1 million compared to the six months ended June 30, 2022. This decrease was due to a decrease in accrued incentive compensation of $3.3 million partially offset by an increase in salary and related benefits of $0.6 million and an increase in restricted stock expense of $0.6 million related to the Company’s annual long-term incentive awards. Incentive compensation expense can fluctuate significantly period over period as the Company evaluates investment performance, individual performance, Company performance, and other factors.
Deferred Compensation Expense (Benefit). Deferred compensation expense was $2.7 million for the six months ended June 30, 2023, compared to a benefit of $5.9 million for the six months ended June 30, 2022, primarily due to market appreciation / depreciation on the Deferred Compensation Plan’s investments period over period.
The gain (loss) on Deferred Compensation Plan’s investments increases (decreases) deferred compensation expense (benefit) and is included in operating income. Deferred compensation expense (benefit) is offset by an equal amount in investment income (loss) below net operating income on the consolidated statements of income, and thus, has no impact on net income attributable to the Company.
General and Administrative. General and administrative expense for the six months ended June 30, 2023, increased by $0.4 million, or 7%, compared to the six months ended June 30, 2022. The increase was primarily due to a $0.3 million increase in investment research expenses.
Sales and Marketing. Sales and marketing expense for the six months ended June 30, 2023, decreased by $0.2 million, or 6%, compared to the six months ended June 30, 2022. The decrease was primarily due to a reduction in payments made to third party intermediaries as a result of the decrease in the Funds’ average AUM period over period.
Mutual Fund Administration. Mutual fund administration expenses for the six months ended June 30, 2023, decreased by less than $0.1 million, or 3%, compared to the six months ended June 30, 2022. Mutual fund administration expenses consist of both variable and fixed expenses. The decrease was primarily due to a reduction in the Funds’ average AUM period over period.

Liquidity and Capital Resources
Sources of Liquidity
The Company’s current financial condition is liquid, with a significant amount of its assets comprised of cash and cash equivalents, investments, accounts receivable, and other current assets. The Company’s main source of liquidity is cash flows from operating activities, which are generated from investment advisory and mutual fund administration fees. Cash and cash equivalents, investments held directly by DHCM, accounts receivable, and other current assets represented $166.8 million and $182.9 million of total assets as of June 30, 2023, and December 31, 2022, respectively. The Company believes that these sources of liquidity, as well as its continuing cash flows from operating activities, will be sufficient to meet its current and future operating needs.

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

Share Repurchases

DHIL repurchased 90,290 shares of its common stock during the six months ended June 30, 2023, for a total of $14.9 million. As of June 30, 2023, $46.2 million remains available for repurchases under the 2023 Repurchase Program, as defined and further discussed in “Part II - Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds” of this Form 10-Q.

Dividends
Subject to Board approval and compliance with applicable law, DHIL expects to pay a regular quarterly dividend of $1.50 per share. In addition to regular quarterly dividends, the Board will decide whether to approve and pay a special dividend in the fourth quarter of each fiscal year. Although DHIL currently expects to pay regular quarterly dividends, depending on various circumstances and the Board’s judgment, DHIL may not pay such dividends as described. A summary of cash dividends paid during the six months ended June 30, 2023 is presented below:

Dividend	Declaration Date	Date Paid	Dividend Amount (in millions)
First quarter - $1.50 per share	February 24, 2023	March 17, 2023	$4.6
Second quarter - $1.50 per share	May 10, 2023	June 16, 2023	4.4
Total			$9.0
On August 3, 2023, the Board approved a regular quarterly dividend for the third quarter of 2023 of $1.50 per share. The regular dividend will be paid on September 15, 2023, to shareholders of record as of August 31, 2023. This regular dividend is expected to reduce shareholders’ equity by approximately $4.4 million.
Working Capital
As of June 30, 2023, the Company had working capital of approximately $147.9 million, compared to $144.9 million as of December 31, 2022. Working capital includes cash and cash equivalents, accounts receivable, investments, and other current assets of DHCM, net of accounts payable and accrued expenses, accrued incentive compensation, deferred compensation and other current liabilities of DHCM.
Below is a summary of investments as of June 30, 2023 and December 31, 2022.

	As of
	June 30, 2023	December 31, 2022
Corporate Investments:
Diamond Hill Core Bond Fund	$42,462,290	$41,315,982
Diamond Hill International Fund	41,004,750	36,084,204
Diamond Hill Large Cap Concentrated Fund	11,177,569	10,571,463
Diamond Hill Micro Cap Fund, LP	11,283,940	9,690,916
Total Corporate Investments	105,928,549	97,662,565
Deferred Compensation Plans’ Investments in the Funds	33,214,525	30,744,990
Total investments held by DHCM	139,143,074	128,407,555
Redeemable noncontrolling interest in Consolidated Funds	24,067,064	17,268,156
Total investments	$163,210,138	$145,675,711

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
For the six months ended June 30, 2023, net cash used in operating activities totaled $1.9 million. Cash used in operating activities were primarily driven by an $18.8 million decrease in the incentive compensation accrual due to the annual incentive compensation payment made in the first quarter of 2023, the net change in securities held by the Consolidated Funds of $4.0 million, and the cash impact of timing differences in the settlement of other assets and liabilities of $10.0 million. These outflows were partially offset by net income of $24.3 million, and non-cash adjustments added back to net income consisting of share-based compensation of $5.9 million, and depreciation of $0.7 million. Net cash used in operating activities of $1.9 million is inclusive of $5.8 million of cash used in operations by the Consolidated Funds.
For the six months ended June 30, 2022, net cash provided by operating activities totaled $0.5 million. Cash inflows from operating activities were primarily driven by net income of $9.5 million, and the add backs of net investment losses of $26.2 million, share-based compensation of $5.3 million, and depreciation of $0.7 million. These inflows were partially offset by a $19.9 million decrease in the incentive compensation accrual. The decrease in the incentive compensation accrual was primarily due to the payment of annual incentive compensation in the first quarter of 2022, a net change in securities held by the Consolidated Funds of $11.7 million, and the cash impact of timing differences in the settlement of other assets and liabilities of $9.6 million. Net cash provided by operating activities of $0.5 million is inclusive of $8.5 million of cash used in operations by the Consolidated Funds.

Cash Flows from Investing Activities
The Company’s cash flows from investing activities consist primarily of purchases and redemptions in the Company’s investment portfolio and capital expenditures.
Cash flows used in investing activities totaled $1.4 million for the six months ended June 30, 2023. Cash flows used in investing activities were driven by purchases of Company-sponsored investments of $5.8 million, which were partially offset by proceeds from the sale of Company-sponsored investments totaling $4.4 million. During the six months ended June 30, 2023, all purchases and sales of investments were in the Deferred Compensation Plans.
Cash flows provided by investing activities totaled $1.5 million for the six months ended June 30, 2022. Cash flows provided by investing activities were primarily driven by proceeds from the sale of Company-sponsored investments totaling $4.5 million, which were partially offset by purchases of Company sponsored investments of $3.0 million. During the six months ended June 30, 2022, all purchases and sales of investments were in the Deferred Compensation Plans.

Cash Flows from Financing Activities
The Company’s cash flows from financing activities consist primarily of the repurchase of DHIL common stock, dividends paid on DHIL common stock, shares withheld related to employee tax withholding, proceeds received under the ESPP, and distributions to, or contributions from, redeemable noncontrolling interest holders.
For the six months ended June 30, 2023, net cash used in financing activities totaled $21.2 million, consisting of cash outflows for repurchases of DHIL’s common stock of $14.9 million, the payment of quarterly dividends totaling $9.0 million, and the value of shares withheld to cover employee tax withholding obligations of $4.2 million. These cash outflows were partially offset by net subscriptions received in the Consolidated Funds from redeemable noncontrolling interest holders of $6.5 million and proceeds received under the ESPP of $0.3 million.
For the six months ended June 30, 2022, net cash used in financing activities totaled $24.0 million, consisting of cash outflows for repurchases of DHIL’s common stock of $21.7 million, the payment of quarterly dividends totaling $9.5 million, and the value of shares withheld to cover employee tax withholding of $1.8 million. These cash outflows were partially offset by net subscriptions received in the Consolidated Funds from redeemable noncontrolling interest holders of $8.6 million and proceeds received under the ESPP of $0.4 million.

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
The following table summarizes the condensed cash flows for the six months ended June 30, 2023, that are attributable to the Company and to the Consolidated Funds, and the related eliminations required in preparing the consolidated statements.

	Six Months Ended June 30, 2023
	Cash flow attributable to Diamond Hill Investment Group, Inc.	Cash flow attributable to Consolidated Funds	Eliminations	As reported on the Consolidated Statement of Cash Flows
Cash flows from operating activities:
Net income (loss)	$22,140,031	$7,209,105	$(5,077,140)	$24,271,996
Adjustments to reconcile net income (loss) to net cash provided (used in) operating activities:
Depreciation	654,971	—	—	654,971
Share-based compensation	5,915,199	—	—	5,915,199
Net (gains)/losses on investments	(9,986,215)	(7,209,105)	5,077,140	(12,118,180)
Net change in securities held by Consolidated Funds	—	(4,013,615)	—	(4,013,615)
Other changes in assets and liabilities	(14,777,114)	(1,818,892)	—	(16,596,006)
Net cash provided by (used in) operating activities	3,946,872	(5,832,507)	—	(1,885,635)
Net cash used in investing activities	(771,009)	—	(653,328)	(1,424,337)
Net cash (used in) provided by financing activities	(27,714,169)	$5,832,507	$653,328	(21,228,334)
Net change during the period	(24,538,306)	—	—	(24,538,306)
Cash and cash equivalents at beginning of period	63,195,302	—	—	63,195,302
Cash and cash equivalents at end of period	$38,656,996	—	—	$38,656,996
Non-GAAP Financial Measures and Reconciliation
As supplemental information, the Company is providing certain financial measures that are based on methodologies other than GAAP (“non-GAAP”). Management believes the non-GAAP financial measures below are useful measures of the Company’s core business activities, are important metrics in estimating the value of an asset management business, and help facilitate comparisons to Company operating performance across periods. These non-GAAP financial measures should not be used as a substitute for financial measures calculated in accordance with GAAP and may be calculated differently by other companies. The following schedules reconcile financial measures calculated in accordance with GAAP to non-GAAP financial measures for the three- and six-month periods ended June 30, 2023 and 2022, respectively.

	Three Months Ended June 30, 2023
(in thousands, except percentages and per share data)	Operating expenses	Net operating income	Non-operating income (loss)	Income tax expense(4)	Net income attributable to common shareholders	Earnings per share attributable to common shareholders - diluted	Operating profit margin
GAAP Basis	$25,564	$7,786	$6,277	$3,894	$9,432	$3.18	23%
Non-GAAP Adjustments:
Deferred compensation liability(1)	(1,983)	1,983	(1,983)	—	—	—	7%
Consolidated Funds(2)	—	110	(2,393)	(452)	(1,095)	(0.37)	—

Other investment income(3)	—	—	(1,901)	(555)	(1,346)	(0.46)	—
Adjusted Non-GAAP basis	$23,581	$9,879	$—	$2,887	$6,991	$2.35	30%

	Three Months Ended June 30, 2022
(in thousands, except percentages and per share data)	Operating expenses	Net operating income	Non-operating income (loss)	Income tax expense(4)	Net income attributable to common shareholders	Earnings per share attributable to common shareholders - diluted	Operating profit margin
GAAP Basis	$18,770	$20,252	$(17,678)	$1,358	$4,413	$1.40	52%
Non-GAAP Adjustments:
Deferred compensation liability(1)	4,690	(4,690)	4,690	—	—	—	(12)%
Consolidated Funds(2)	—	120	10,031	1,634	5,320	1.69	—
Other investment income(3)	—	—	2,957	695	2,262	0.71	—
Adjusted Non-GAAP basis	$23,460	$15,682	$—	$3,687	$11,995	$3.80	40%

	Six Months Ended June 30, 2023
	Operating expenses	Net operating income	Non-operating income (loss)	Income tax expense(4)	Net income attributable to common shareholders	Earnings per share attributable to common shareholders - diluted	Operating profit margin
GAAP Basis	$48,613	$18,728	$14,359	$8,815	$22,140	$7.39	28%
Non-GAAP Adjustments:
Deferred compensation liability(1)	(2,727)	2,727	(2,727)	—	—	—	4%
Consolidated Funds(2)	—	209	(7,418)	(1,447)	(3,630)	(1.21)	—
Other investment income(3)	—	—	(4,214)	(1,201)	(3,013)	(1.01)	—
Adjusted Non-GAAP basis	$45,886	$21,664	$—	$6,167	$15,497	$5.17	32%

	Six Months Ended June 30, 2022
	Operating expenses	Net operating income	Non-operating income (loss)	Income tax expense(4)	Net income attributable to common shareholders	Earnings per share attributable to common shareholders - diluted	Operating profit margin
GAAP Basis	$41,953	$39,325	$(25,270)	$4,564	$13,543	$4.27	48%
Non-GAAP Adjustments:
Deferred compensation liability (1)	5,869	(5,869)	5,869	—	—	—	(7)%
Consolidated Funds(2)	—	243	13,272	2,385	7,078	2.23	—
Other investment income(3)	—	—	6,129	1,545	4,584	1.45	—
Adjusted Non-GAAP basis	$47,822	$33,699	$—	$8,494	$25,205	$7.95	41%

(1) This non-GAAP adjustment removes the compensation expense resulting from market valuation changes in the Deferred Compensation Plans’ liability and the related net gains/losses on investments designated as an economic hedge against the related liability. Amounts deferred under the Deferred Compensation Plans are adjusted for appreciation/depreciation of investments chosen by participants. The Company believes it is useful to offset the non-operating investment income or loss realized on the hedges against the related compensation expense and remove the net impact to help readers understand the Company’s core operating results and to improve comparability from period to period.

(2) This non-GAAP adjustment removes the impact that the Consolidated Funds have on the Company’s GAAP consolidated statements of income. Specifically, the Company adds back the operating expenses and subtracts the investment income of the Consolidated Funds. The adjustment to net operating income represents the operating expenses of the Consolidated Funds, net of the elimination of related management and administrative fees. The adjustment to net income attributable to common shareholders represents the net income of the Consolidated Funds, net of redeemable non-controlling interests. The Company believes removing the impact of the Consolidated Funds helps readers understand its core operating results and improves comparability from period to period.
(3) This non-GAAP adjustment represents the net gains or losses earned on the Company’s non-consolidated investment portfolio that are not designated as economic hedges of the deferred compensation plans’ liability, non-consolidated seed investments, and other investments. The Company believes adjusting for these non-operating income or loss items helps readers understand the Company’s core operating results and improves comparability from period to period.
(4) The income tax expense impacts were calculated and resulted in an overall non-GAAP effective tax rate of 29.2% for the three months ended June 30, 2023, 23.5% for the three months ended June 30, 2022, 28.5% for the six months ended June 30, 2023, and 25.2% for the six months ended June 30, 2022.

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
There have been no material changes to the Company’s critical accounting estimates during the quarter ended June 30, 2023, as compared to those disclosed in Critical Accounting Policies and Estimates in “Part II - Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2022 Form 10-K.

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

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
During the quarter ended June 30, 2023, DHIL did not sell any shares of its common stock that were not registered under the Securities Act. The following table sets forth information regarding repurchases of DHIL common stock during the quarter ended June 30, 2023:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(b)
April 1, 2023 through April 30, 2023	51,066	$165.89	32,587	$5,375,460
May 1, 2023 through May 31, 2023	19,058	160.05	19,058	48,009,665
June 1, 2023 through June 30, 2023	10,939	$165.92	10,939	46,194,623
Total	81,063		62,584	$46,194,623

(a)The Company regularly withholds shares for tax payments due upon the vesting of employee restricted stock. During the quarter ended June 30, 2023, the Company withheld 18,479 shares of DHIL common stock for employee tax withholding obligations at an average price paid per share of $164.58.
(b)On February 25, 2022, the Board authorized management to repurchase up to $50.0 million shares of DHIL common stock (the “2022 Repurchase Program”). On May 10, 2023, the Board terminated the 2022 Repurchase Program and approved a new repurchase plan, authorizing management to repurchase up to $50 million shares of DHIL common stock in the open market and in private transactions in accordance with applicable securities laws (the “2023 Repurchase Program”). The 2023 Repurchase Program will expire on May 10, 2025, or upon the earlier completion of all authorized purchases under the program.
In connection with the 2023 Repurchase Program, DHIL entered into a Rule 10b5-1 trading plan. The Rule 10b5-1 trading plan is intended to qualify for the safe harbor under Rule 10b5-1 of the Exchange Act.  A Rule 10b5-1 trading plan allows a company to purchase its stock at times when it would not ordinarily be in the market because of its trading policies or the possession of material nonpublic information. Because repurchases under the Rule 10b5-1 trading plan are subject to specified parameters and certain price, timing, and volume restraints specified in the plan, there is no guarantee as to the exact number of shares that will be repurchased or that there will be any repurchases at all pursuant to the plan. Purchases under the 2022 Repurchase Program were, and purchases under the 2023 Repurchase Program may be, made in the open market or through privately negotiated transactions. Purchases in the open market are intended to comply with Rule 10b-18 under the Exchange Act.

ITEM 3:	Defaults Upon Senior Securities
None.

ITEM 4:	Mine Safety Disclosures
Not applicable.

ITEM 5:	Other Information
During the quarter ended June 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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
DIAMOND HILL INVESTMENT GROUP, INC.

Date	Title	Signature

August 3, 2023	Chief Executive Officer and President (Principal Executive Officer)	/s/ Heather E. Brilliant
Heather E. Brilliant

August 3, 2023	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	/s/ Thomas E. Line
Thomas E. Line