Form 10-Q
period 2023-09-30
DIAMOND HILL INVESTMENT GROUP INC
filed 2023-10-31
CIK 909108

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes:  ☐    No:  ☒

The number of shares outstanding of the issuer’s common stock as of the latest practicable date, October 31, 2023 was 2,878,433 shares.

DIAMOND HILL INVESTMENT GROUP, INC.

PART I:	FINANCIAL INFORMATION

ITEM 1:	Financial Statements
Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	9/30/2023	12/31/2022
	(Unaudited)
ASSETS
Cash and cash equivalents	$45,741,395	$63,195,302
Investments	164,628,201	145,675,711
Accounts receivable	22,597,262	17,329,034
Prepaid expenses	3,856,648	3,435,269
Income taxes receivable	968,832	1,463,547
Property and equipment, net of depreciation	3,032,022	4,348,341
Deferred taxes	13,486,001	14,374,206
Total assets	$254,310,361	$249,821,410
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$12,238,747	$9,177,977
Accrued incentive compensation	20,807,724	32,100,000
Deferred compensation	32,355,274	30,744,990
Total liabilities	65,401,745	72,022,967
Redeemable noncontrolling interest	25,336,181	14,126,198
Permanent shareholders’ equity
Common stock, no par value: 7,000,000 shares authorized; 2,918,762 issued and outstanding at September 30, 2023 (inclusive of 193,287 unvested shares); 3,010,457 issued and outstanding at December 31, 2022 (inclusive of 219,459 unvested shares)	37,597,398	51,688,631
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred equity compensation	(18,214,588)	(17,011,144)
Retained earnings	144,189,625	128,994,758
Total permanent shareholders’ equity	163,572,435	163,672,245
Total liabilities and shareholders’ equity	$254,310,361	$249,821,410

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUES:
Investment advisory	$33,668,351	$35,842,083	$97,211,253	$111,529,134
Mutual fund administration, net	1,885,929	2,422,591	5,684,167	8,013,040
Total revenue	35,554,280	38,264,674	102,895,420	119,542,174
OPERATING EXPENSES:
Compensation and related costs, excluding deferred compensation expense (benefit)	17,837,787	17,259,543	51,600,045	53,128,680
Deferred compensation expense (benefit)	(859,252)	(1,051,637)	1,867,983	(6,920,586)
General and administrative	3,819,667	3,475,423	10,963,453	10,174,719
Sales and marketing	1,566,997	1,728,827	4,941,079	5,326,890
Mutual fund administration	827,887	819,921	2,433,916	2,475,323
Total operating expenses	23,193,086	22,232,077	71,806,476	64,185,026
NET OPERATING INCOME	12,361,194	16,032,597	31,088,944	55,357,148
NON-OPERATING INCOME (LOSS)
Investment income (loss), net	(4,636,952)	(8,031,706)	9,722,494	(33,301,836)
Gain on sale of high yield-focused advisory contracts	—	6,813,579	—	6,813,579
Total non-operating income (loss)	(4,636,952)	(1,218,127)	9,722,494	(26,488,257)
NET INCOME BEFORE TAXES	7,724,242	14,814,470	40,811,438	28,868,891
Income tax expense	(2,523,649)	(4,442,070)	(11,338,849)	(9,005,711)
NET INCOME	5,200,593	10,372,400	29,472,589	19,863,180
Net (income) loss attributable to redeemable noncontrolling interest	1,272,839	1,642,040	(859,126)	5,694,098
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$6,473,432	$12,014,440	$28,613,463	$25,557,278
Earnings per share attributable to common shareholders
Basic	$2.20	$3.90	$9.61	$8.14
Diluted	$2.20	$3.90	$9.61	$8.14
Weighted average shares outstanding
Basic	2,939,055	3,078,666	2,977,853	3,138,834
Diluted	2,939,055	3,078,666	2,977,853	3,138,834
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest (unaudited)

	Three Months Ended September 30, 2023
	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at June 30, 2023	2,950,264	$42,903,550	$(21,087,626)	$142,125,141	$163,941,065	$22,743,998
Issuance of restricted stock grants	1,780	300,055	(300,055)	—	—	—
Amortization of restricted stock grants	—	—	3,058,008	—	3,058,008	—
Issuance of common stock related to employee stock purchase plan	281	47,368	—	—	47,368	—
Shares withheld related to employee tax withholding	(4,694)	(804,082)	—	—	(804,082)	—
Forfeiture of restricted stock grants	(727)	(115,085)	115,085	—	—	—
Repurchase of common stock (inclusive of accrued excise tax of $34,429)	(28,142)	(4,734,408)	—	—	(4,734,408)	—
Cash dividends paid	—	—	—	(4,408,948)	(4,408,948)	—
Net income (loss)	—	—	—	6,473,432	6,473,432	(1,272,839)
Net subscriptions of Consolidated Funds	—	—	—	—	—	3,865,022
Balance at September 30, 2023	2,918,762	$37,597,398	$(18,214,588)	$144,189,625	$163,572,435	$25,336,181

	Three Months Ended September 30, 2022
	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at June 30, 2022	3,122,317	$71,099,716	$(23,250,408)	$123,271,479	$171,120,787	$22,300,189
Amortization of restricted stock grants	—	—	2,775,945	—	2,775,945	—
Issuance of common stock related to employee stock purchase plan	484	79,861	—	—	79,861	—
Shares withheld related to employee tax withholding	(4,601)	(798,918)	—	—	(798,918)	—
Forfeiture of restricted stock grants	(3,480)	(499,083)	499,083	—	—	—
Repurchase of common stock	(78,936)	(13,971,245)	—	—	(13,971,245)	—
Cash dividends paid	—	—	—	(4,585,945)	(4,585,945)	—
Net income (loss)	—	—	—	12,014,440	12,014,440	(1,642,040)
Net subscriptions of Consolidated Funds	—	—	—	—	—	1,263,407
Net deconsolidations of Company sponsored investments	—	—	—	—	—	(9,528,503)
Balance at September 30, 2022	3,035,784	$55,910,331	$(19,975,380)	$130,699,974	$166,634,925	$12,393,053
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest (unaudited)

	Nine Months Ended September 30, 2023
	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at December 31, 2022	3,010,457	$51,688,631	$(17,011,144)	$128,994,758	$163,672,245	$14,126,198
Issuance of restricted stock grants	57,464	10,781,796	(10,781,796)	—	—	—
Amortization of restricted stock grants	—	—	8,897,748	—	8,897,748	—
Issuance of common stock related to 401k plan match	99	16,344	—	—	16,344	—
Issuance of common stock related to employee stock purchase plan	2,659	441,527	—	—	441,527	—
Shares withheld related to employee tax withholding	(29,294)	(4,977,863)	—	—	(4,977,863)	—
Forfeiture of restricted stock grants	(4,191)	(680,604)	680,604	—	—	—
Repurchase of common stock (inclusive of accrued excise tax of $106,670)	(118,432)	(19,672,433)	—	—	(19,672,433)	—
Cash dividends paid	—	—	—	(13,418,596)	(13,418,596)	—
Net income	—	—	—	28,613,463	28,613,463	859,126
Net subscriptions of Consolidated Funds	—	—	—	—	—	10,350,857
Balance at September 30, 2023	2,918,762	$37,597,398	$(18,214,588)	$144,189,625	$163,572,435	$25,336,181

	Nine Months Ended September 30, 2022
	Shares Outstanding	Common Stock	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at December 31, 2021	3,171,536	$80,434,049	$(15,268,705)	$119,257,558	$184,422,902	$17,756,336
Issuance of restricted stock grants	75,764	13,366,316	(13,366,316)	—	—	—
Amortization of restricted stock grants	—	—	7,916,049	—	7,916,049	—
Common stock issued as incentive compensation	2,743	487,870	—	—	487,870	—
Issuance of common stock related to 401k plan match	211	37,313	—	—	37,313	—
Issuance of common stock related to employee stock purchase plan	3,176	579,196	—	—	579,196	—
Shares withheld related to employee tax withholding	(14,112)	(2,580,328)	—	—	(2,580,328)	—
Forfeiture of restricted stock grants	(4,801)	(743,592)	743,592	—	—	—
Repurchase of common stock	(198,733)	(35,670,493)	—	—	(35,670,493)	—
Cash dividends paid	—	—	—	(14,114,862)	(14,114,862)	—
Net income (loss)	—	—	—	25,557,278	25,557,278	(5,694,098)
Net subscriptions of Consolidated Funds	—	—	—	—	—	9,859,318
Net deconsolidations of Company sponsored investments	—	—	—	—	—	(9,528,503)
Balance at September 30, 2022	3,035,784	$55,910,331	$(19,975,380)	$130,699,974	$166,634,925	$12,393,053
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,472,589	$19,863,180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	972,416	1,046,949
Share-based compensation	8,980,313	8,040,241
(Increase) decrease in accounts receivable	(5,268,228)	1,108,806
Change in current income taxes	494,715	(2,460,635)
Change in deferred income taxes	888,205	(4,997,424)
Gain on sale of high yield-focused advisory contracts	—	(6,813,579)
Net (gains) losses on investments	(6,194,268)	35,007,945
Net change in securities held by Consolidated Funds	(10,930,911)	(17,490,298)
Decrease in accrued incentive compensation	(11,292,276)	(12,487,267)
Increase (decrease) in deferred compensation	1,610,284	(9,121,625)
Other changes in assets and liabilities	2,898,329	4,496,050
Net cash provided by operating activities	11,631,168	16,192,343
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(21,705)	(22,912)
Purchase of Company sponsored investments	(6,626,384)	(5,167,583)
Proceeds from sale of Company sponsored investments	4,799,073	6,838,001
Proceeds from sale of high yield-focused advisory contracts	—	6,813,579
Net cash (used in) provided by investing activities	(1,849,016)	8,461,085
CASH FLOWS FROM FINANCING ACTIVITIES:
Value of shares withheld related to employee tax withholding	(4,977,863)	(2,580,328)
Payment of dividends	(13,418,596)	(14,114,862)
Net subscriptions received from redeemable noncontrolling interest holders	10,350,857	9,859,318
Repurchases of common stock	(19,565,763)	(35,670,493)
Proceeds received under employee stock purchase plan	375,306	492,317
Net cash used in financing activities	(27,236,059)	(42,014,048)
CASH AND CASH EQUIVALENTS
Net change during the period	(17,453,907)	(17,360,620)
At beginning of period	63,195,302	80,550,393
At end of period	$45,741,395	$63,189,773
Supplemental cash flow information:
Income taxes paid	$9,955,929	$16,463,770
Supplemental disclosure of non-cash transactions:
Common stock issued as incentive compensation	$—	$487,870

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Notes to Consolidated Financial Statements (unaudited)
Note 1 Business and Organization
Diamond Hill Investment Group, Inc., an Ohio corporation (“DHIL”), and collectively with its subsidiaries (the “Company”), derives its consolidated revenues and net income from investment advisory and fund administration services provided by its wholly-owned subsidiary, Diamond Hill Capital Management, Inc., an Ohio corporation (“DHCM”).

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
Note 2 Significant Accounting Policies
Basis of Presentation
The accompanying unaudited, condensed, and consolidated financial statements of the Company as of September 30, 2023 and December 31, 2022, and for the three-month and nine-month periods ended September 30, 2023 and 2022, have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”), the instructions to Form 10-Q, and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, the accompanying financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management (“management”), all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the financial condition and results of operations as of the dates, and for the interim periods, presented, have been included. The accompanying unaudited, condensed, and consolidated financial statements and these footnotes should be read in conjunction with the audited consolidated financial statements of the Company included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Form 10-K”), as filed with the SEC.
Operating results for the three-month and nine-month periods ended September 30, 2023, are not necessarily indicative of the results the Company may expect for any fiscal quarter, the full fiscal year ending December 31, 2023, or any subsequent period.

For further information regarding the risks to the Company’s business, refer to the consolidated financial statements and notes thereto in the 2022 Form 10-K, including “Part I – Item 1A. – Risk Factors” of the 2022 Form 10-K, the “Cautionary Note Regarding Forward-Looking Statements” in “Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q (this “Form 10-Q”), and “Part II – Item 1A. – Risk Factors” of this Form 10-Q.
Use of Estimates
The preparation of the accompanying unaudited, condensed, and consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expense during the reporting period. Estimates have been prepared based on the most current and best available information, but actual results could differ materially from those estimates.
Reclassification
Certain prior period amounts and disclosures have been reclassified to conform to the current period’s financial presentation.
Principles of Consolidation
The accompanying unaudited, condensed, and consolidated financial statements include the operations of DHIL and its consolidated subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.
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
DHIL consolidates those subsidiaries and investments over which it has a controlling interest. The Company is generally deemed to have a controlling interest when it owns the majority of the voting interest of a voting rights entity (“VRE”) or is deemed to be the primary beneficiary of a variable interest entity (“VIE”). A VIE is an entity that lacks sufficient equity to finance its activities or any entity whose equity holders do not have defined power to direct the activities of the entity normally associated with an equity investment. The Company’s analysis to determine whether an entity is a VIE or a VRE involves judgment and consideration of several factors, including an entity’s legal organization, equity structure, the rights of the investment holders, the Company’s ownership interest in the entity, and the Company’s contractual involvement with the entity. The Company continually reviews and reconsiders its controlling interest, VIE and VRE conclusions upon the occurrence of certain events, such as changes to its ownership interest, or amendments to contract documents.
The Company performs its consolidation analysis at the individual Fund level and has concluded that the Funds are VREs, because the structure of the Funds is such that the shareholders are deemed to have the power through voting rights to direct the activities that most significantly impact each Fund’s economic performance. The Funds are consolidated if DHIL ownership, directly or indirectly, represents a majority interest (greater than 50%). The Company records redeemable noncontrolling interests in consolidated investments for which the Company’s ownership is less than 100%. As of December 31, 2022 and September 30, 2023, the Company consolidated the Diamond Hill International Fund. During each of the first three quarters of 2023 and 2022, the Diamond Hill International Fund was consolidated. During each of the first two quarters of 2022, the Diamond Hill Large Cap Concentrated Fund was also consolidated. The Fund(s) consolidated during the applicable period are referred to as the “Consolidated Funds.”
DHCM is the investment advisor of DHMF and is the managing member of Diamond Hill Fund GP, LLC (the “General Partner”), which is the general partner of DHMF. DHCM is wholly owned by, and consolidated with, DHIL. Further, through its control of the General Partner, DHCM has the power to direct DHMF’s economic activities and the right to receive investment advisory fees from DHMF that may be significant. DHMF commenced operations on June 1, 2021, and its underlying assets consist primarily of marketable securities.
The Company concluded DHMF was a VIE given that (i) DHCM has disproportionately less voting interest than economic interest, and (ii) DHMF’s limited partners have full power to remove the General Partner (which is controlled by DHCM, which is controlled by DHIL) due to the existence of substantive kick-out rights. In addition, substantially all of DHMF’s activities are conducted on behalf of the General Partner, which has disproportionately few voting rights. The Company concluded it is not the primary beneficiary of DHMF as it lacks the power to control DHMF, since DHMF’s limited partners have single-party kick-out rights and can unilaterally remove the General Partner without cause. DHCM’s investments in DHMF are reported as a component of the Company’s investment portfolio and valued at DHCM’s respective share of DHMF’s net income or loss.
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
Redeemable Noncontrolling Interest
Redeemable noncontrolling interest represents third-party interests in the Consolidated Funds. This interest is redeemable at the option of the investors, and, therefore, is not treated as permanent equity. Redeemable noncontrolling interest is recorded at redemption value, which approximates the fair value each reporting period.
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

Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and money market mutual funds held by DHCM. The Company considers all highly liquid temporary cash instruments with an original maturity of three months or less to be cash equivalents. The Company places its cash on deposit with U.S. financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company's credit risk in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amount on deposit. Management monitors the financial institutions’ creditworthiness in conjunction with balances on deposit to minimize risk. The Company from time to time may have amounts on deposit in excess of the insured limits. As of September 30, 2023, the Company had $1.2 million and $44.6 million in demand deposits and money market mutual funds, respectively. As of December 31, 2022, the Company had $2.8 million and $60.4 million in demand deposits and money market mutual funds, respectively.
Accounts Receivable
The Company records accounts receivable when they are due and presents them on the balance sheet net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of the individual or entity that owes the receivable. No allowance for doubtful accounts was deemed necessary at either September 30, 2023, or December 31, 2022. Accounts receivable from the Funds were $8.7 million as of September 30, 2023, and $9.3 million as of December 31, 2022.
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
Revenue Recognition – General
The Company recognizes revenue when DHCM satisfies performance obligations under the terms of a contract with a client. The Company earns substantially all of its revenue from DHCM investment advisory and fund administration contracts. Investment advisory and fund administration fees, generally calculated as a percentage of assets under management (“AUM”), are recorded as revenue as services are performed. In addition to fixed fees based on a percentage of AUM, certain client accounts also provide periodic performance-based fees.

Revenue from contracts with clients that was earned during the three months ended September 30, 2023 and 2022 include:

	Three Months Ended September 30, 2023
	Investment advisory	Mutual fund administration, net	Total revenue
Diamond Hill Funds	$21,714,872	$1,885,929	$23,600,801
Separately managed accounts, excluding performance-based fees	6,150,388	—	6,150,388
Performance-based fees	1,176,351	—	1,176,351
Other pooled vehicles	2,451,019	—	2,451,019
Model delivery	1,306,460	—	1,306,460
Collective investment trusts	869,261	—	869,261
	$33,668,351	$1,885,929	$35,554,280

	Three Months Ended September 30, 2022
	Investment advisory	Mutual fund administration, net	Total revenue
Diamond Hill Funds	$24,072,698	$2,422,591	$26,495,289
Separately managed accounts, excluding performance-based fees	6,163,236	—	6,163,236
Performance-based fees	1,500,225	—	1,500,225
Other pooled vehicles	2,260,465	—	2,260,465
Model delivery	1,358,517	—	1,358,517
Collective investment trusts	486,942	—	486,942
	$35,842,083	$2,422,591	$38,264,674

Revenue from contracts with clients that was earned during the nine months ended September 30, 2023 and 2022 include:

	Nine Months Ended September 30, 2023
	Investment advisory	Mutual fund administration, net	Total revenue
Diamond Hill Funds	$64,019,839	$5,684,167	$69,704,006
Separately managed accounts, excluding performance-based fees	18,653,260	—	18,653,260
Performance-based fees	1,176,351	—	1,176,351
Other pooled vehicles	6,785,722	—	6,785,722
Model delivery	3,969,604	—	3,969,604
Collective investment trusts	2,606,477	—	2,606,477
	$97,211,253	$5,684,167	$102,895,420

	Nine Months Ended September 30, 2022
	Investment advisory	Mutual fund administration, net	Total revenue
Diamond Hill Funds	$76,774,749	$8,013,040	$84,787,789
Separately managed accounts, excluding performance-based fees	19,926,337	—	19,926,337
Performance-based fees	1,500,225	—	1,500,225
Other pooled vehicles	7,201,190	—	7,201,190
Model delivery	4,585,925	—	4,585,925
Collective investment trusts	1,540,708	—	1,540,708
	$111,529,134	$8,013,040	$119,542,174

Revenue Recognition – Investment Advisory Fees
DHCM’s investment advisory contracts with clients have a single performance obligation because the contracted services are not separately identifiable from other obligations in the contracts, and, therefore, are not distinct. All obligations to provide investment advisory services are satisfied over time by DHCM.
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
Revenue Recognition – Performance-Based Fees
DHCM manages a client account that pays performance-based fees. This fee is calculated based on the client’s investment results over a rolling five-year period. The Company records performance-based fees when it is probable that a significant reversal of the revenue will not occur. The Company recorded performance-based fees of $1.2 million during the three-month and nine-month periods ended September 30, 2023, and $1.5 million during the three-month and nine-month periods ended September 30, 2022. After the initial five-year contract measurement term, the performance-based fee is calculated annually based on the client investment results over the recently completed five-year period. The Company’s next performance measurement period will be the twelve months ending September 30, 2024.
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
Mutual fund administration gross and net revenue are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Mutual fund administration:
Administration revenue, gross	$5,491,424	$6,129,695	$16,247,752	$19,550,947
Fund related expense	(3,605,495)	(3,707,104)	(10,563,585)	(11,537,907)
Mutual fund administration revenue, net	$1,885,929	$2,422,591	$5,684,167	$8,013,040

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
Recently Adopted Accounting Guidance
The Company did not adopt any new accounting guidance during the three months ended September 30, 2023 that had a material effect on its financial position or results of operations.
Newly Issued But Not Yet Adopted Accounting Guidance
The Company has considered all newly issued accounting guidance that is applicable to its operations and the preparation of its consolidated financial statements, including those it has not yet adopted. The Company does not believe that any such guidance had, or will have, a material effect on its financial position or results of operations.

Note 3 Investments
The following table summarizes the carrying value of the Company’s investments as of September 30, 2023, and December 31, 2022:

	As of
	September 30, 2023	December 31, 2022
Fair value investments:
Securities held in Consolidated Funds(a)	$69,490,476	$54,740,993
Company sponsored investments	67,549,541	66,828,910
Company sponsored equity method investments	27,588,184	24,105,808
Total Investments	$164,628,201	$145,675,711
(a) Of the securities held in the Consolidated Funds as of September 30, 2023, DHCM directly held $39.9 million and noncontrolling shareholders held $29.6 million. Of the securities held in the Consolidated Funds as of December 31, 2022, DHCM directly held $37.5 million and noncontrolling shareholders held $17.2 million.

As of September 30, 2023 and December 31, 2022, the Diamond Hill International Fund was the only fund in the Consolidated Funds.

The components of net investment income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Realized gains (losses)	$211,446	$(162,973)	$1,017,983	$(432,444)
Change in unrealized	(6,283,344)	(8,742,185)	4,367,873	(35,262,608)
Dividends	1,457,543	886,212	4,497,091	2,517,672
Other income (loss)	(22,597)	(12,760)	(160,453)	(124,456)
Investment income (loss), net	$(4,636,952)	$(8,031,706)	$9,722,494	$(33,301,836)

Company-Sponsored Equity Method Investments
As of September 30, 2023, the Company’s equity method investments consisted of DHMF and the Diamond Hill Large Cap Concentrated Fund, and the Company’s ownership percentage in these investments was 85% and 44%, respectively. The Company’s ownership in DHMF and the Diamond Hill Large Cap Concentrated Fund includes $5.2 million of investments held in the Deferred Compensation Plans (as defined in Note 6).
The following table includes the condensed summary financial information from the Company’s equity method investments as of and for the three-month and nine-month periods ended September 30, 2023:

		As of
		September 30, 2023
Total assets		$45,039,288
Total liabilities		221,720
Net assets		44,817,568
DHCM’s portion of net assets		$27,588,184

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2023	September 30, 2023
Investment income	$227,882	$588,001
Expenses	63,972	176,241
Net realized gains	128,182	504,096
Change in unrealized	(558,593)	2,848,511
Net income	(266,501)	3,764,367
DHCM’s portion of net (loss) income	$(85,509)	$2,738,071
The Company’s investments at September 30, 2023 include its interest in DHMF, an unconsolidated VIE, as the Company is not deemed the primary beneficiary. The Company’s maximum risk of loss related to its involvement with DHMF is limited to the carrying value of its investment, which was $16.1 million as of September 30, 2023.

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
The following table summarizes investments that are recognized in the Company’s consolidated balance sheet using fair value measurements (excluding investments classified as equity method investments) determined based upon the differing levels as of September 30, 2023:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$44,562,025	—	—	$44,562,025
Fair value investments:
Securities held in Consolidated Funds(a)	$27,995,444	$41,495,032	—	$69,490,476
Company-sponsored investments	$67,549,541	—	—	$67,549,541
(a) Of the securities held in the Consolidated Funds as of September 30, 2023, DHCM directly held $39.9 million and noncontrolling shareholders held $29.6 million.
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
The Company did not borrow under the Credit Agreement during the nine months ended September 30, 2023, and no borrowings were outstanding as of September 30, 2023.

Note 6 Compensation Plans
Share-Based Payment Transactions
The Company maintains the shareholder-approved Diamond Hill Investment Group, Inc. 2022 Equity and Cash Incentive Plan (the “2022 Plan”), which authorizes the issuance of 300,000 common shares of DHIL in various forms of equity awards. As of September 30, 2023, there were 236,595 common shares of DHIL available for grants under the 2022 Plan. Previously, the Company issued equity awards under the Diamond Hill Investment Group, Inc. 2014 Equity and Cash Incentive Plan (the “2014 Plan”). There are no longer any DHIL common shares available for issuance under the 2014 Plan, although grants previously made under the 2014 Plan remain issued and outstanding.

Restricted stock grants represent DHIL common shares issued and outstanding upon grant subject to vesting restrictions. The Company issues restricted stock grants that cliff vest after five years to all new Company employees upon hire and additional awards annually to key Company employees in the form of three-year graded vesting stock grants.
Restricted stock grants are valued based upon the fair market value of the DHIL common shares on the applicable grant date. The restricted stock grants are recorded as deferred compensation in the equity section of the balance sheet on the grant date and then recognized as compensation expense on a straight-line basis over the vesting period of the respective grant. The Company’s policy is to adjust compensation expense for forfeitures as they occur.
The following table represents a roll-forward of outstanding restricted stock and related activity for the nine months ended September 30, 2023:

	Shares	Weighted-Average Grant Date Price per Share
Outstanding restricted stock as of December 31, 2022	219,459	$165.62
Grants issued	57,464	187.63
Grants vested	(79,445)	184.17
Grants forfeited	(4,191)	162.40
Total outstanding restricted stock as of September 30, 2023	193,287	$164.60
Total deferred equity compensation related to unvested restricted stock was $18.2 million as of September 30, 2023. The recognition of compensation expense related to deferred compensation over the remaining vesting periods is as follows:

Three Months Remaining In
2023	2024	2025	2026	2027	Thereafter	Total
$3,068,616	$8,947,895	$4,569,484	$1,236,627	$296,619	$95,347	$18,214,588
Employee Stock Purchase Plan
Under the Diamond Hill Investment Group, Inc. Employee Stock Purchase Plan (the “ESPP”), eligible employees may purchase DHIL common shares at 85% of the fair market value on the last day of each offering period. Each offering period is approximately three months, which coincides with the Company’s fiscal quarters. During the nine-month period ended September 30, 2023, ESPP participants purchased 2,659 DHIL common shares for $0.4 million, and the Company recorded $0.1 million of share-based payment expense related to these purchases. During the nine-month period ended September 30, 2022, ESPP participants purchased 3,176 DHIL common shares for $0.5 million and the Company recorded $0.1 million of share-based payment expense related to these purchases.
Stock Grant Transactions
The following table represents DHIL common shares issued as part of the Company's annual incentive award program during the nine-month periods ended September 30, 2023, and 2022:

	Shares Issued	Grant Date Value
September 30, 2023	—	—
September 30, 2022	2,743	$487,870

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
Deferred Compensation Plans
The Company offers two deferred compensation plans: the Diamond Hill Fixed Term Deferred Compensation Plan and the Diamond Hill Variable Term Deferred Compensation Plan (together, the “Deferred Compensation Plans”). Under the Deferred Compensation Plans, participants may elect to voluntarily defer, for a minimum of five years (subject to an earlier distribution in the case of the participant’s death or disability or a change in control of DHIL), certain incentive compensation that the Company then contributes into the Deferred Compensation Plans. Participants are responsible for designating investment options for the assets they contribute, and the distribution paid to each participant reflects any gains or losses on the assets realized in connection with the Deferred Compensation Plans. Assets held in the Deferred Compensation Plans are included in the Company’s investment portfolio, and the associated obligation to participants is included in deferred compensation liability. Deferred compensation liability was $32.4 million and $30.7 million as of September 30, 2023 and December 31, 2022, respectively.
Note 7 Operating Lease
The Company currently leases office space of approximately 37,829 square feet at a single location.
As of September 30, 2023, the carrying value of this right-of-use asset, which is included in property and equipment, was approximately $0.8 million net of deferred rent on the consolidated balance sheets. As of September 30, 2023, the carrying value of the lease liability was approximately $0.9 million, which is included in accounts payable and accrued expenses on the consolidated balance sheets.
The following table summarizes the total lease and operating expenses for the three-month and nine-month periods ended September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022
Three Months Ended	$234,336	$237,471
Nine Months Ended	$674,749	$681,025
The approximate future minimum lease payments under the operating lease are as follows:

Future Minimum Lease Payments
Three Months Remaining In
2023	2024	2025	2026	2027	Total
$156,045	$624,179	$156,045	—	—	$936,269

Note 8 Income Taxes
The Company has determined its interim tax provision projecting an estimated annual effective tax rate.
A reconciliation of the statutory federal tax rate to the Company’s effective income tax rate is as follows:

	Nine Months Ended September 30,
	2023	2022
Statutory U.S. federal income tax rate	21.0%	21.0%
State and local income taxes, net of federal benefit	4.9%	4.5%
Internal revenue code section 162 limitations	2.0%	1.8%
Other	0.5%	(1.2)%
Unconsolidated effective income tax rate	28.4%	26.1%
Impact attributable to redeemable noncontrolling interest(a)	(0.6)%	5.1%
Effective income tax rate	27.8%	31.2%
(a) The provision for income taxes includes the impact of the operations of the Consolidated Funds, which are not subject to federal income taxes. Accordingly, a portion of the Company’s earnings are not subject to corporate tax levels.
The Company’s actual effective tax rate for the fiscal year ending December 31, 2023 could be materially different from the projected rate as of September 30, 2023.
The net temporary differences incurred to date will reverse in future periods as the Company generates taxable earnings. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets recorded. The Company records a valuation allowance when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2023 and December 31, 2022, no valuation allowance was deemed necessary.
FASB ASC 740, Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company recognizes tax benefits related to positions taken, or expected to be taken, on its tax returns, only if the positions are more likely than not sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its financial statements. The Company did not record an accrual for tax-related uncertainties or unrecognized tax positions as of September 30, 2023 or December 31, 2022.
The Company did not recognize any interest and penalties during the nine months ended September 30, 2023.

Note 9 Earnings Per Share

Basic and diluted EPS are calculated under the two-class method and are computed by dividing net income attributable to common shareholders by the weighted average number of shares of DHIL common stock outstanding for the period, including unvested restricted shares. For the periods reported, DHIL did not have outstanding any dilutive commons shares. DHIL has not issued any preferred stock. The following table sets forth the computation for basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$5,200,593	$10,372,400	$29,472,589	$19,863,180
Less: Net (income) loss attributable to redeemable noncontrolling interest	1,272,839	1,642,040	(859,126)	5,694,098
Net income attributable to common shareholders	$6,473,432	$12,014,440	$28,613,463	$25,557,278

Weighted average number of outstanding shares - Basic	2,939,055	3,078,666	2,977,853	3,138,834
Weighted average number of outstanding shares - Diluted	2,939,055	3,078,666	2,977,853	3,138,834

Earnings per share attributable to common shareholders
Basic	$2.20	$3.90	$9.61	$8.14
Diluted	$2.20	$3.90	$9.61	$8.14

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
Additionally, in the normal course of business, the Company enters into agreements that contain a variety of representations and warranties and that provide indemnification obligations. Certain agreements do not contain any limits on the Company’s liability and could involve future claims that may be made against the Company that have not yet occurred. Therefore, it is not possible to estimate the Company’s potential liability under these indemnities. Further, the Company maintains insurance policies that may provide full or partial coverage against certain of these liabilities.

Note 11 Subsequent Events
On October 31, 2023, DHIL’s board of directors (“Board”) approved a quarterly cash dividend of $1.50 per share, payable on December 8, 2023, to shareholders of record as of November 24, 2023.

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
The Company accomplishes this through its shared investment principles, including (i) valuation-disciplined active portfolio management, (ii) fundamental bottom-up research, (iii) a long-term, business owner mindset, and (iv) a client alignment philosophy that ensures clients’ interests come first. Client alignment is emphasized through (i) a strategic capacity discipline that protects portfolio managers’ abilities to generate excess returns, (ii) personal investment by the Company’s portfolio managers in the strategies they manage, (iii) portfolio manager compensation being driven by long-term investment results in client portfolios, and (iv) a fee philosophy focused on a fair sharing of the economics among clients, employees, and shareholders. The Company’s core cultural values of curiosity, ownership, trust, and respect create an environment where investment professionals focus on investment results and all teammates focus on the overall client experience.

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
Model Delivery Programs - Assets Under Advisement
DHCM provides strategy-specific model portfolios to sponsors of model delivery programs. DHCM is paid for its services by the program sponsors at a pre-determined rate based on AUA in the model delivery programs. DHCM does not have discretionary investment authority over individual client accounts in the model delivery programs, and therefore, AUA is not included in the Company’s AUM.
The Company’s revenues are highly dependent on both the value and composition of AUM and AUA. The following is a summary of the Company’s AUM by product and investment strategy, a roll-forward of the change in AUM, and a summary of AUA for the three-month and nine-month periods ended September 30, 2023 and 2022:

	Assets Under Management and Assets Under Advisement
	As of September 30,
(in millions, except percentages)	2023	2022	% Change
Diamond Hill Funds	$14,744	$15,137	(3)%
Separately managed accounts	6,041	5,693	6%
Collective investment trusts	1,129	468	141%
Other pooled vehicles	3,069	2,584	19%
Total AUM	24,983	23,882	5%
Total AUA	1,638	1,713	(4)%
Total AUM and AUA	$26,621	$25,595	4%

	Assets Under Management by Investment Strategy
	As of September 30,
(in millions, except percentages)	2023	2022	% Change
U.S. Equity
Large Cap	$15,738	$15,713	—%
Small-Mid Cap	2,406	2,515	(4)%
Mid Cap	905	847	7%
Select	493	407	21%
Small Cap	289	342	(15)%
Large Cap Concentrated	86	86	—%
Micro Cap	19	14	36%
Total U.S. Equity	19,936	19,924	—%

Alternatives
Long-Short	1,714	1,776	(3)%
Total Alternatives	1,714	1,776	(3)%

International Equity
International	65	45	44%
Total International Equity	65	45	44%

Fixed Income
Short Duration Securitized Bond	1,910	1,357	41%
Core Fixed Income	1,344	755	78%
Long Duration Treasury	23	34	(32)%
Total Fixed Income	3,277	2,146	53%

Total-All Strategies	24,992	23,891	5%
(Less: Investments in affiliated funds)(a)	(9)	(9)	NM
Total AUM	24,983	23,882	5%
Total AUA(b)	1,638	1,713	(4)%
Total AUM and AUA	$26,621	$25,595	4%
(a) Certain of the Funds own shares of the Diamond Hill Short Duration Securitized Bond Fund. The Company reduces the total AUM of each Fund that holds such shares by the AUM of the investments held in this affiliated fund.
(b) AUA is primarily comprised of the Company’s Large Cap and Select strategies.

	Change in Assets Under Management
	For the Three Months Ended September 30,
(in millions)	2023	2022
AUM at beginning of the period	$26,066	$25,789
Net cash (outflows) inflows
Diamond Hill Funds	(260)	(629)
Separately managed accounts	(251)	(184)
Collective investment trusts	184	(1)
Other pooled vehicles	(16)	54
	(343)	(760)
Net market depreciation and income	(740)	(1,147)
Decrease during the period	(1,083)	(1,907)
AUM at end of the period	24,983	23,882
AUA at end of period	1,638	1,713
Total AUM and AUA at end of period	$26,621	$25,595

Average AUM during the period	$26,004	$26,245
Average AUA during the period	1,756	1,812
Total Average AUM and AUA during the period	$27,760	$28,057

	Change in Assets Under Management
	For the Nine Months Ended September 30,
(in millions)	2023	2022
AUM at beginning of the period	$24,763	$31,028
Net cash (outflows) inflows
Diamond Hill Funds	(349)	(885)
Separately managed accounts	(340)	(25)
Collective investment trusts	67	(6)
Other pooled vehicles	260	(122)
	(362)	(1,038)
Net market appreciation (depreciation) and income	582	(6,108)
Increase (decrease) during the period	220	(7,146)
AUM at end of the period	24,983	23,882
AUA at end of period	1,638	1,713
Total AUM and AUA at end of period	$26,621	$25,595

Average AUM during the period	$25,495	$28,300
Average AUA during the period	1,796	1,977
Total Average AUM and AUA during the period	$27,291	$30,277

	Net Cash (Outflows) Inflows Further Breakdown
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2023	2022	2023		2022
Net cash (outflows) inflows
Equity	$(732)	$(682)	$(1,448)		$(1,064)
Fixed Income	389	(78)	1,086		26
	$(343)	$(760)	$(362)	-362	$(1,038)

AUM decreased $1.1 billion during the three months ended September 30, 2023, due to depreciation in the financial markets and net outflows from the Company’s strategies. Net equity outflows were primarily out of the Company’s Large Cap, SMID and Long-Short strategies. These outflows were partially offset by fixed income net inflows during the period into the Company’s Core Bond and Short Duration Securitized Bond strategies.
AUM increased $0.2 billion during the nine months ended September 30, 2023, due to appreciation in the financial markets, which was partially offset by net outflows from the Company’s strategies. Net equity outflows were primarily out of the Company’s Large Cap strategy. These outflows were partially offset by fixed income net inflows during the period into the Company’s Core Bond strategy and Short Duration Securitized Bond strategy.

Consolidated Results of Operations
The following is a table and discussion of the Company’s consolidated results of operations.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except per share amounts and percentages)	2023	2022	% Change	2023	2022	% Change
Total revenue	$35,554	$38,265	(7)%	$102,895	$119,542	(14)%
Net operating income	12,361	16,033	(23)%	31,089	55,357	(44)%
Adjusted net operating income (a)	11,623	15,071	(23)%	33,287	48,769	(32)%
Investment income (loss), net	(4,637)	(8,032)	NM	9,722	(33,302)	NM
Gain on sale of high yield-focused advisory contracts	—	6,814	NM	—	6,814	NM
Income tax expense	2,524	4,442	(43)%	11,339	9,006	26%
Net income attributable to common shareholders	6,473	12,014	(46)%	28,613	25,557	12%
Earnings per share attributable to common shareholders (diluted)	$2.20	$3.90	(44)%	$9.61	$8.14	18%
Adjusted earnings per share attributable to common shareholders (diluted)(a)	$2.85	$3.57	(20)%	$8.01	$11.49	(30)%
Operating profit margin	35%	42%		30%	46%
Adjusted operating profit margin(a)	33%	39%		32%	41%

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

Summary Discussion of Consolidated Results of Operations - Three Months Ended September 30, 2023, compared with Three Months Ended September 30, 2022
Revenue for the three months ended September 30, 2023 decreased $2.7 million, or 7%, compared to revenue for the same period in 2022. This decrease is primarily due to a decrease in the average advisory fee rate (excluding performance-based fees) from 0.49% for the three months ended September 30, 2022 to 0.47% for the three months ended September 30, 2023 as well as a 1% decrease in total average AUM and AUA. The Company recognized $1.2 million of performance-based fees during the three months ended September 30, 2023, compared to $1.5 million of performance-based fees during the three months ended September 30, 2022.
Operating profit margin was 35% for the three months ended September 30, 2023, and 42% for the three months ended September 30, 2022. The decrease in operating profit margin is primarily due to a 7% decrease in revenues while compensation and related costs (excluding deferred compensation) increased approximately 3% period-over-period. In addition, the investment losses on the Company’s deferred compensation investments increased deferred compensation benefit during the current period, increasing the current period operating margin by 2%. Adjusted operating profit margin was 33% for the three months ended September 30, 2023, and 39% for the three months ended September 30, 2022. Adjusted operating profit margin excludes the impact of market movements on the deferred compensation liability and related economic hedges as well as the impact of the Consolidated Funds. See the “Non-GAAP Financial Measures and Reconciliation” section within this Form 10-Q.
The Company expects that its operating profit margin will fluctuate period-over-period based on various factors, including revenues, investment results in the strategies the Company manages, employee performance, staffing levels, and gains and losses on investments held in the Deferred Compensation Plans.
The Company had $4.6 million in investment losses due to market depreciation for the three months ended September 30, 2023, compared to $8.0 million in investment losses due to market depreciation for the three months ended September 30, 2022.
During the three months ended September 30, 2022, the Company recorded a gain of $6.8 million from the final payment on the sale of its high yield-focused advisory contracts.
Income tax expense decreased $1.9 million for the three months ended September 30, 2023, compared to the same period in 2022. The decrease in income tax expense was primarily due to the decrease in the Company’s income before taxes period-over-period.
The Company generated net income attributable to common shareholders of $6.5 million ($2.20 per diluted share) for the three months ended September 30, 2023, compared with net income attributable to common shareholders of $12.0 million ($3.90 per diluted share) for the three months ended September 30, 2022. The decrease in net income attributable to common shareholders period-over-period was primarily due to the $6.8 million gain from the final payment on the sale of its high yield-focused advisory contracts recognized during the three months ended September 30, 2022 and a decrease in revenues period-over-period, which was partially offset by larger investment losses during the three months ended September 30, 2022.
Revenue

	Three Months Ended September 30,
(in thousands, except percentages)	2023	2022	% Change
Investment advisory	$33,668	$35,842	(6)%
Mutual fund administration, net	1,886	2,423	(22)%
Total	$35,554	$38,265	(7)%
Investment Advisory Fees. Investment advisory fees decreased $2.2 million, or 6%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates, which vary by investment product. The decrease in investment advisory fees was primarily due to a decrease in the average advisory fee rate (excluding performance-based fees) from 0.49% to 0.47% period-over-period and a decrease in total average AUM and AUA of 1%. The decrease in the average advisory fee rate was driven by an increase in the mix of assets held in lower fee rate strategies during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The average advisory fee rate is calculated by dividing investment advisory revenues by total average AUM and AUA during the period (annualized for all periods less than one year). Also, the Company recognized $1.2 million of performance-based fees during the three months ended September 30, 2023, compared to $1.5 million of performance-based fees during the three months ended September 30, 2022.

Mutual Fund Administration Fees. Mutual fund administration fees decreased $0.5 million, or 22%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of the Funds’ average AUM. This decrease was primarily due to the impact of an 8% decrease in the Funds’ average AUM for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, and an increase in administration fees paid on behalf of the Funds as a percentage of average Fund AUM.

Expenses

	Three Months Ended September 30,
(in thousands, except percentages)	2023	2022	% Change
Compensation and related costs, excluding deferred compensation benefit	$17,838	$17,260	3%
Deferred compensation benefit	(859)	(1,052)	(18)%
General and administrative	3,820	3,475	10%
Sales and marketing	1,567	1,729	(9)%
Mutual fund administration	828	820	1%
Total	$23,194	$22,232	4%
Compensation and Related Costs, Excluding Deferred Compensation Benefit. Employee compensation and related costs (excluding deferred compensation benefit) increased by $0.6 million, or 3%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. This increase was due to an increase in restricted stock expense of $0.3 million related to the Company’s annual long-term incentive awards, an increase in salary and related benefits of $0.2 million, and an increase in accrued incentive compensation of $0.1 million. Incentive compensation expense can fluctuate significantly period-over-period as the Company evaluates investment performance, individual performance, Company performance and other factors.
Deferred Compensation Benefit. Deferred compensation benefit was $0.9 million for the three months ended September 30, 2023, compared to a benefit of $1.1 million for the three months ended September 30, 2022, primarily due to market appreciation on the Deferred Compensation Plans’ investments period-over-period.
The gain (loss) on Deferred Compensation Plans’ investments increases (decreases) deferred compensation expense (benefit) and is included in operating income. Deferred compensation expense (benefit) is offset by an equal amount in investment income (loss) below net operating income on the consolidated statements of income, and thus, has no impact on net income attributable to the Company.
General and Administrative. General and administrative expenses increased by $0.3 million, or 10%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. This increase was primarily due to an increase in recruiting expenses of $0.2 million and an increase in investment research-related expenses of $0.1 million.
Sales and Marketing. Sales and marketing expenses decreased by $0.2 million, or 9%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The decrease was primarily due to a reduction in payments made to third party intermediaries as a result of the decrease in the Funds’ average AUM period-over-period.
Mutual Fund Administration. Mutual fund administration expense increased less than $0.1 million, or 1%, from the three months ended September 30, 2022, compared to the three months ended September 30, 2023. Mutual fund administration expenses consist of both variable and fixed expenses.

Summary Discussion of Consolidated Results of Operations - Nine Months Ended September 30, 2023, compared with Nine Months Ended September 30, 2022
Revenue for the nine months ended September 30, 2023 decreased $16.6 million, or 14%, compared to revenue for the same period in 2022, primarily due to a 10% decrease in total average AUM and AUA. The average advisory fee rate (excluding performance-based fees) decreased from 0.49% for the nine months ended September 30, 2022 to 0.47% for the nine months ended September 30, 2023. The Company recognized $1.2 million of performance-based fees during the nine months ended September 30, 2023, compared to $1.5 million of performance-based fees during the nine months ended September 30, 2022.
Operating profit margin was 30% for the nine months ended September 30, 2023, and 46% for the nine months ended September 30, 2022. Adjusted operating profit margin was 32% for the nine months ended September 30, 2023, and 41% for the nine months ended September 30, 2022. The decrease in operating profit margin is primarily due to a 14% decrease in revenues, while compensation and related costs (excluding deferred compensation) only decreased 3%. In addition, the investment gains on the Company’s deferred compensation investments increased deferred compensation expense during the current period, further degrading the current period operating margin by 2%. Adjusted operating profit margin excludes the impact of market movements on the deferred compensation liability and related economic hedges, and the impact of the Consolidated Funds. See the “Non-GAAP Financial Measures and Reconciliation” section within this Form 10-Q.
The Company expects that its operating margin will fluctuate period-over-period based on various factors, including revenues, investment results in the strategies the Company manages, employee performance, staffing levels, and gains and losses on investments held in the Deferred Compensation Plans.
The Company had $9.7 million in investment income due to market appreciation for the nine months ended September 30, 2023, compared to investment losses of $33.3 million due to large market declines for the nine months ended September 30, 2022.
The Company recorded a gain of $6.8 million from the final payment on the sale of its high yield-focused advisory contracts for the nine months ended September 30, 2022.
Income tax expense increased $2.3 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase in income tax expense was primarily due to the increase in the Company’s income before taxes period-over-period.
The Company generated net income attributable to common shareholders of $28.6 million ($9.61 per diluted share) for the nine months ended September 30, 2023, compared with net income attributable to common shareholders of $25.6 million ($8.14 per diluted share) for the same period in 2022. The increase in net income attributable to common shareholders period-over-period was primarily due to investment income for the nine months ended September 30, 2023, compared to investment losses for the nine months ended September 30, 2022, partially offset by the decrease in revenues period-over-period.
Revenue

	Nine Months Ended September 30,
(in thousands, except percentages)	2023	2022	% Change
Investment advisory	$97,211	$111,529	(13)%
Mutual fund administration, net	5,684	8,013	(29)%
Total	$102,895	$119,542	(14)%
Investment Advisory Fees. Investment advisory fees for the nine months ended September 30, 2023, decreased $14.3 million, or 13%, compared to the nine months ended September 30, 2022. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates, which vary by investment product. The decrease in investment advisory fees was primarily due to a decrease in total average AUM and AUA of 10% and a decrease in the average advisory fee rate (excluding performance-based fees) from 0.49% to 0.47% period-over-period. The decrease in the average advisory fee rate was driven by an increase in the mix of assets held in lower fee rate strategies during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The average advisory fee rate is calculated by dividing investment advisory revenues by total average AUM and AUA during the period (annualized for all periods less than one year). Also, the Company recognized $1.2 million of performance-based fees during the nine months ended September 30, 2023, compared to $1.5 million of performance-based fees during the nine months ended September 30, 2022.
Mutual Fund Administration Fees. Mutual fund administration fees for the nine months ended September 30, 2023, decreased $2.3 million, or 29%, compared to the nine months ended September 30, 2022. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of the Funds’ average AUM. This decrease was primarily due to a 16% decrease in the Funds' average AUM from the nine months ended September 30, 2022, to the nine months ended September 30, 2023, and an increase in administration fees paid on behalf of the Funds as a percentage of average Fund AUM.

Expenses

	Nine Months Ended September 30,
(in thousands, except percentages)	2023	2022	% Change
Compensation and related costs, excluding deferred compensation expense (benefit)	$51,600	$53,129	(3)%
Deferred compensation expense (benefit)	1,868	(6,921)	NM
General and administrative	10,963	10,175	8%
Sales and marketing	4,941	5,327	(7)%
Mutual fund administration	2,434	2,475	(2)%
Total	$71,806	$64,185	12%
Compensation and Related Costs, Excluding Deferred Compensation Expense (Benefit). Employee compensation and related costs (excluding deferred compensation expense {benefit}) for the nine months ended September 30, 2023 decreased by $1.5 million, compared to the nine months ended September 30, 2022. This decrease was due to a decrease in accrued incentive compensation of $3.2 million partially offset by an increase in restricted stock expense of $0.9 million related to the Company’s annual long-term incentive awards and an increase in salary and related benefits of $0.8 million. Incentive compensation expense can fluctuate significantly period-over-period as the Company evaluates investment performance, individual performance, Company performance, and other factors.
Deferred Compensation Expense (Benefit). Deferred compensation expense was $1.9 million for the nine months ended September 30, 2023, compared to a benefit of $6.9 million for the nine months ended September 30, 2022, primarily due to market returns on the Deferred Compensation Plans’ investments period-over-period.
The gain (loss) on Deferred Compensation Plans’ investments increases (decreases) deferred compensation expense (benefit) and is included in operating income. Deferred compensation expense (benefit) is offset by an equal amount in investment income (loss) below net operating income on the consolidated statements of income, and thus, has no impact on net income attributable to the Company.
General and Administrative. General and administrative expense for the nine months ended September 30, 2023, increased by $0.8 million, or 8%, compared to the nine months ended September 30, 2022. The increase was primarily due to a $0.5 million increase in investment research expenses, a $0.2 million increase in recruiting expenses, and a $0.1 million increase in software expenses.
Sales and Marketing. Sales and marketing expense for the nine months ended September 30, 2023, decreased by $0.4 million, or 7%, compared to the nine months ended September 30, 2022. The decrease was primarily due to a reduction in payments made to third-party intermediaries as a result of the decrease in the Funds’ average AUM period-over-period.
Mutual Fund Administration. Mutual fund administration expenses for the nine months ended September 30, 2023, decreased by less than $0.1 million, or 2%, compared to the nine months ended September 30, 2022. Mutual fund administration expenses consist of both variable and fixed expenses. The decrease was primarily due to a reduction in the Funds’ average AUM period-over-period.

Liquidity and Capital Resources
Sources of Liquidity
The Company’s current financial condition is liquid, with a significant amount of its assets comprised of cash and cash equivalents, investments, accounts receivable, and other current assets. The Company’s main source of liquidity is cash flows from operating activities, which are generated from investment advisory and mutual fund administration fees. Cash and cash equivalents, investments held directly by DHCM, accounts receivable, and other current assets represented $173.2 million and $182.9 million of total assets as of September 30, 2023 and December 31, 2022, respectively. The Company believes that these sources of liquidity, as well as its continuing cash flows from operating activities, will be sufficient to meet its current and future operating needs.
Uses of Liquidity
The Company anticipates that its main uses of cash will be for operating expenses and seed capital to fund new and existing investment strategies. The Board and management regularly review various factors to determine whether the Company has capital in excess of that required for its business and the appropriate uses of any such excess capital including share repurchases and dividends.

Share Repurchases

DHIL repurchased 118,432 common shares during the nine months ended September 30, 2023 for a total of $19.6 million. As of September 30, 2023, $41.5 million remains available for repurchases under the 2023 Repurchase Program, as defined and further discussed in “Part II - Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds” of this Form 10-Q.

Dividends
Subject to Board approval and compliance with applicable law, DHIL expects to pay a regular quarterly dividend of $1.50 per share. A summary of cash dividends paid during the nine months ended September 30, 2023, is presented below:

Dividend	Declaration Date	Date Paid	Dividend Amount (in millions)
First quarter - $1.50 per share	February 24, 2023	March 17, 2023	$4.6
Second quarter - $1.50 per share	May 10, 2023	June 16, 2023	4.4
Third Quarter - $1.50 per share	August 03, 2023	September 15, 2023	4.4
Total			$13.4
On October 31, 2023, the Board approved a regular quarterly dividend for the fourth quarter of 2023 of $1.50 per share which will be paid on December 8, 2023, to shareholders of record as of November 24, 2023. The fourth quarter dividend is expected to reduce shareholders’ equity by approximately $4.3 million.
Working Capital
As of September 30, 2023, the Company had working capital of approximately $147.1 million, compared to $144.9 million as of December 31, 2022. Working capital includes cash and cash equivalents, accounts receivable, investments, and other current assets of DHCM, net of accounts payable and accrued expenses, accrued incentive compensation, deferred compensation and other current liabilities of DHCM.
Below is a summary of investments as of September 30, 2023 and December 31, 2022.

	As of
	September 30, 2023	December 31, 2022
Corporate Investments:
Diamond Hill Core Bond Fund	$41,388,339	$41,315,982
Diamond Hill International Fund	38,935,568	36,084,204
Diamond Hill Large Cap Concentrated Fund	11,023,456	10,571,463
Diamond Hill Micro Cap Fund, LP	11,337,208	9,690,916
Total Corporate Investments	102,684,571	97,662,565
Deferred Compensation Plans’ Investments in the Funds	32,355,274	30,744,990
Total investments held by DHCM	135,039,845	128,407,555
Redeemable noncontrolling interest in Consolidated Funds	29,588,356	17,268,156
Total investments	$164,628,201	$145,675,711
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
For the nine months ended September 30, 2023, net cash provided by operating activities totaled $11.6 million. Cash inflows from operating activities were primarily driven by net income of $29.5 million, non-cash adjustments added back to net income consisting of share-based compensation of $9.0 million and depreciation of $1.0 million. These inflows were partially offset by an $11.3 million decrease in the incentive compensation accrual, the net change in securities held by the Consolidated Funds of $10.9 million, and the cash impact of timing differences in the settlement of other assets and liabilities of $5.7 million. Net cash provided by operating activities of $11.6 million is inclusive of $9.8 million of cash used in operations by the Consolidated Funds.
For the nine months ended September 30, 2022, net cash provided by operating activities totaled $16.2 million. Cash inflows from operating activities were primarily driven by net income of $19.9 million, the add backs of net investment losses of $35.0 million, share-based compensation of $8.0 million, and depreciation of $1.0 million. These inflows were partially offset by a $12.5 million decrease in the incentive compensation accrual primarily due to the payment of annual incentive compensation in the first quarter of 2022, a net change in securities held by the Consolidated Funds of $17.5 million, the cash impact of timing differences in the settlement of other assets and liabilities of $10.9 million, and the adjustment to net income of $6.8 million for the gain on sale of the high yield-focused advisory contracts in the third quarter of 2022. Net cash provided by operating activities of $16.2 million is inclusive of $10.4 million of cash used in operations by the Consolidated Funds.

Cash Flows from Investing Activities
The Company’s cash flows from investing activities consist primarily of purchases and redemptions in the Company’s investment portfolio and capital expenditures.
Cash flows used in investing activities totaled $1.8 million for the nine months ended September 30, 2023. Cash flows used in investing activities were driven by purchases of Company-sponsored investments of $6.6 million, which were partially offset by proceeds from the sale of Company-sponsored investments totaling $4.8 million. During the nine months ended September 30, 2023, all purchases and sales of investments were in the Deferred Compensation Plans.
Cash flows provided by investing activities totaled $8.5 million for the nine months ended September 30, 2022. Cash flows provided by investing activities were driven by proceeds from the sale of Company sponsored investments totaling $6.8 million, and $6.8 million of proceeds received from the final payment for the sale of the high yield-focused advisory contracts. These proceeds were partially offset by purchases of Company-sponsored investments of $5.1 million. During the nine months ended September 30, 2022, all purchases and sales of investments were in the Deferred Compensation Plans.

Cash Flows from Financing Activities

The Company’s cash flows from financing activities consist primarily of the repurchase of DHIL common stock, dividends paid on DHIL common stock, shares withheld related to employee tax withholding, proceeds received under the ESPP, and distributions to, or contributions from, redeemable noncontrolling interest holders.
For the nine months ended September 30, 2023, net cash used in financing activities totaled $27.2 million, consisting of cash outflows for repurchases of DHIL’s common stock of $19.6 million, the payment of quarterly dividends totaling $13.4 million, and the value of shares withheld to cover employee tax withholding obligations of $5.0 million. These cash outflows were partially offset by net subscriptions received in the Consolidated Funds from redeemable noncontrolling interest holders of $10.4 million and proceeds received under the ESPP of $0.4 million.
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
Supplemental Consolidated Cash Flow Statement
The Company’s consolidated balance sheets reflect the investments and other assets and liabilities of the Consolidated Fund, as well as redeemable noncontrolling interest for the portion of the Consolidated Funds that are held by third-party investors. Although the Company can redeem its net interest in the Consolidated Funds at any time, the Company cannot directly access or sell the assets held by the Consolidated Funds to obtain cash for general operations. Additionally, the assets of the Consolidated Funds are not available to the Company’s general creditors.

The following table summarizes the condensed cash flows for the nine months ended September 30, 2023, that are attributable to the Company and to the Consolidated Funds, and the related eliminations required in preparing the consolidated statements.

	Nine Months Ended September 30, 2023
	Cash flow attributable to Diamond Hill Investment Group, Inc.	Cash flow attributable to Consolidated Funds	Eliminations	As reported on the Consolidated Statement of Cash Flows
Cash flows from operating activities:
Net income (loss)	$28,613,463	$3,818,572	$(2,959,446)	$29,472,589
Adjustments to reconcile net income (loss) to net cash provided (used in) operating activities:
Depreciation	972,416	—	—	972,416
Share-based compensation	8,980,313	—	—	8,980,313
Net (gains)/losses on investments	(5,335,142)	(3,818,572)	2,959,446	(6,194,268)
Net change in securities held by Consolidated Funds	—	(10,930,911)	—	(10,930,911)
Other changes in assets and liabilities	(11,779,188)	1,110,217	—	(10,668,971)
Net cash provided by (used in) operating activities	21,451,862	(9,820,694)	—	11,631,168
Net cash used in investing activities	(1,318,853)	—	(530,163)	(1,849,016)
Net cash (used in) provided by financing activities	(37,586,916)	$9,820,694	$530,163	(27,236,059)
Net change during the period	(17,453,907)	—	—	(17,453,907)
Cash and cash equivalents at beginning of period	63,195,302	—	—	63,195,302
Cash and cash equivalents at end of period	$45,741,395	—	—	$45,741,395

Non-GAAP Financial Measures and Reconciliation
As supplemental information, the Company is providing certain financial measures that are based on methodologies other than GAAP (“non-GAAP”). Management believes the non-GAAP financial measures below are useful measures of the Company’s core business activities, are important metrics in estimating the value of an asset management business, and help facilitate comparisons to Company operating performance across periods. These non-GAAP financial measures should not be used as a substitute for financial measures calculated in accordance with GAAP and may be calculated differently by other companies. The following schedules reconcile financial measures calculated in accordance with GAAP to non-GAAP financial measures for the three-month and nine-month periods ended September 30, 2023 and 2022, respectively.

	Three Months Ended September 30, 2023
(in thousands, except percentages and per share data)	Total Operating expenses	Net operating income	Total Non-operating income (loss)	Income tax expense(5)	Net income attributable to common shareholders	Earnings per share attributable to common shareholders - diluted	Operating profit margin
GAAP Basis	$23,193	$12,361	$(4,637)	$2,524	$6,473	$2.20	35%
Non-GAAP Adjustments:
Deferred compensation liability(1)	859	(859)	859	—	—	—	(2)%
Consolidated Funds(2)	—	121	3,269	593	1,525	0.52	—
Other investment income(4)	—	—	509	143	366	0.13	—
Adjusted Non-GAAP basis	$24,052	$11,623	$—	$3,260	$8,364	$2.85	33%

	Three Months Ended September 30, 2022
(in thousands, except percentages and per share data)	Total Operating expenses	Net operating income	Total Non-operating income (loss)	Income tax expense(5)	Net income attributable to common shareholders	Earnings per share attributable to common shareholders - diluted	Operating profit margin
GAAP Basis	$22,232	$16,033	$(1,218)	$4,442	$12,014	$3.90	42%
Non-GAAP Adjustments:
Deferred compensation liability(1)	1,052	(1,052)	1,052	—	—	—	(3)%
Consolidated Funds(2)	—	90	5,827	1,154	3,121	1.01	—
Gain on sale of high-yield focused advisory contracts (3)	—	—	(6,814)	(1,840)	(4,974)	(1.62)	—
Other investment income(4)	—	—	1,153	311	842	0.28	—
Adjusted Non-GAAP basis	$23,284	$15,071	$—	$4,067	$11,003	$3.57	39%

	Nine Months Ended September 30, 2023
	Total Operating expenses	Net operating income	Total Non-operating income (loss)	Income tax expense(5)	Net income attributable to common shareholders	Earnings per share attributable to common shareholders - diluted	Operating profit margin
GAAP Basis	$71,806	$31,089	$9,722	$11,339	$28,613	$9.61	30%
Non-GAAP Adjustments:
Deferred compensation liability(1)	(1,868)	1,868	(1,868)	—	—	—	2%
Consolidated Funds(2)	—	330	(4,148)	(840)	(2,119)	(0.71)	—
Other investment income(4)	—	—	(3,706)	(1,053)	(2,653)	(0.89)	—
Adjusted Non-GAAP basis	$69,938	$33,287	$—	$9,446	$23,841	$8.01	32%

	Nine Months Ended September 30, 2022
	Total Operating expenses	Net operating income	Total Non-operating income (loss)	Income tax expense(5)	Net income attributable to common shareholders	Earnings per share attributable to common shareholders - diluted	Operating profit margin
GAAP Basis	$64,185	$55,357	$(26,488)	$9,006	$25,557	$8.14	46%
Non-GAAP Adjustments:
Deferred compensation liability (1)	6,921	(6,921)	6,921	—	—	—	(5)%
Consolidated Funds(2)	—	333	19,099	3,586	10,152	3.24	—
Gain on sale of high-yield focused advisory contracts (3)	—	—	(6,814)	(1,778)	(5,036)	(1.60)	—
Other investment income(4)	—	—	7,282	1,901	5,381	1.71	—
Adjusted Non-GAAP basis	$71,106	$48,769	$—	$12,715	$36,054	$11.49	41%

(1) This non-GAAP adjustment removes the compensation expense resulting from market valuation changes in the Company’s Deferred Compensation Plans’ liability and the related net gains/losses on investments designated as an economic hedge against the related liability. Amounts deferred under the Deferred Compensation Plans are adjusted for appreciation/depreciation of investments chosen by participants. The Company believes it is useful to offset the non-operating investment income or loss realized on the hedges against the related compensation expense and remove the net impact to help readers understand the Company’s core operating results and to improve comparability from period to period.
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
(3) This non-GAAP adjustment removes the impact of the gain on the sale of the high yield-focused advisory contracts. The sale of the high yield-focused advisory contracts was a nonrecurring transaction, thus, the Company believes that removing the impact of the gain helps readers understand the Company’s core operating results and improves comparability from period to period.
(4) This non-GAAP adjustment represents the net gains or losses earned on the Company’s non-consolidated investment portfolio that are not designated as economic hedges of the Deferred Compensation Plans’ liability, non-consolidated seed investments, and other investments. The Company believes adjusting for these non-operating income or loss items helps readers understand the Company’s core operating results and improves comparability from period to period.
(5) The income tax expense impacts were calculated and resulted in an overall non-GAAP effective tax rates of 28.0% for the three months ended September 30, 2023, 27.0% for the three months ended September 30, 2022, 28.4% for the nine months ended September 30, 2023, and 26.1% for the nine months ended September 30, 2022.

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
For a summary of the critical accounting policies important to understanding the condensed consolidated financial statements, please see Note 2, Significant Accounting Policies, in “Part I - Item 1 - Financial Statements” of this Form 10-Q, Critical

Accounting Policies and Estimates in “Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q, and Note 2, Significant Accounting Policies, in “Part II - Item 8 - Financial Statements and Supplementary Data” in the 2022 Form 10-K.
There have been no material changes to the Company’s critical accounting estimates during the quarter ended September 30, 2023, as compared to those disclosed in Critical Accounting Policies and Estimates in “Part II - Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2022 Form 10-K.

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

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II:	OTHER INFORMATION

ITEM 1:	Legal Proceedings
From time to time, the Company is party to ordinary, routine litigation that is incidental to its business. There are currently no such matters pending that the Company believes could have a material adverse effect on its consolidated financial statements.

ITEM 1A:	Risk Factors
There have been no material changes to the Company’s risk factors from the information disclosed in Item 1A of the 2022 Form 10-K.

ITEM 2:	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
During the quarter ended September 30, 2023, DHIL did not sell any common shares that were not registered under the Securities Act. The following table sets forth information regarding repurchases of DHIL common shares during the quarter ended September 30, 2023:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(b)
July 1, 2023 through July 31, 2023	5,455	$171.02	761	$46,065,803
Aug 1, 2023 through August 31, 2023	5,509	169.32	5,509	45,133,024
September 1, 2023 through September 30, 2023	21,872	$166.35	21,872	41,494,643
Total	32,836		28,142	$41,494,643

(a)The Company regularly withholds common shares for tax payments due upon the vesting of employee restricted stock. During the quarter ended September 30, 2023, the Company withheld 4,694 DHIL common shares for employee tax withholding obligations at an average price paid per share of $171.30.
(b)On May 10, 2023, the Board approved a repurchase plan, authorizing management to repurchase up to $50 million DHIL common shares in the open market and in private transactions in accordance with applicable securities laws (the “2023 Repurchase Program”). The 2023 Repurchase Program will expire on May 10, 2025, or upon the earlier completion of all authorized purchases under the program.
In connection with the 2023 Repurchase Program, DHIL entered into a Rule 10b5-1 trading plan. The Rule 10b5-1 trading plan is intended to qualify for the safe harbor under Rule 10b5-1 of the Exchange Act.  A Rule 10b5-1 trading plan allows a company to purchase its stock at times when it would not ordinarily be in the market because of its trading policies or the possession of material nonpublic information. Because repurchases under the Rule 10b5-1 trading plan are subject to specified parameters and certain price, timing, and volume restraints specified in the plan, there is no guarantee as to the exact number of common shares that will be repurchased or that there will be any repurchases at all pursuant to the plan. Purchases under the 2023 Repurchase Program may be, made in the open market or through privately negotiated transactions. Purchases in the open market are intended to comply with Rule 10b-18 under the Exchange Act.

ITEM 3:	Defaults Upon Senior Securities
None.

ITEM 4:	Mine Safety Disclosures
Not applicable.

ITEM 5:	Other Information
During the quarter ended September 30, 2023, no director or 16 officer (as defined under Rule 16a-1 of the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangements or any non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

3.3	Amended and Restated Code of Regulations of DHIL (incorporated by reference from Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on April 28, 2017) (File No. 000-24498).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a). (filed herewith).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a). (filed herewith).

32.1	Section 1350 Certification.(filed herewith)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

*	Denotes management contract or compensatory plan or arrangement.

DIAMOND HILL INVESTMENT GROUP, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DIAMOND HILL INVESTMENT GROUP, INC.

Date	Title	Signature

October 31, 2023	Chief Executive Officer and President (Principal Executive Officer)	/s/ Heather E. Brilliant
Heather E. Brilliant

October 31, 2023	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	/s/ Thomas E. Line
Thomas E. Line