Form 10-K
period 2023-12-31
DIAMOND HILL INVESTMENT GROUP INC
filed 2024-02-29
CIK 909108

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of the registrant’s common shares (the only common equity of the registrant) held by non-affiliates on The Nasdaq Global Select Market was $483,389,072, based on the closing price of $171.30 on June 30, 2023. For these purposes only, calculation of holdings by non-affiliates is based upon the assumption that the registrant’s executive officers and directors are affiliates.
As of February 28, 2024, the registrant had 2,843,585 outstanding common shares.
Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for its 2024 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Diamond Hill Investment Group, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2023

PART I

Item 1.	Business
Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K (this “Form 10-K”), the documents incorporated herein by reference and statements, whether oral or written, made from time to time by representatives of Diamond Hill Investment Group, Inc., an Ohio corporation organized in 1990 (“DHIL”, and collectively with its subsidiaries, the “Company,” “we,” “our,” and “us”), may contain or incorporate “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended (the “PSLR Act”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are provided under the “safe harbor” protection of the PSLR Act. Forward-looking statements include, but are not limited to, statements regarding anticipated operating results, prospects and levels of assets under management, technological developments, economic trends (including interest rates and market volatility), expected transactions and similar matters. The words “may,” “believe,” “expect,” “anticipate,” “target,” “goal,” “project,” “estimate,” “guidance,” “forecast,” “outlook,” “would,” “will,” “continue,” “likely,” “should,” “hope,” “seek,” “plan,” “intend,” and variations of such words and similar expressions identify such forward-looking statements. Similarly, descriptions of the Company’s objectives, strategies, plans, goals, or targets are also forward-looking statements. Forward-looking statements are based on our expectations at the time such statements are made, speak only as of the dates they are made and are susceptible to a number of risks, uncertainties and other factors. While the Company believes that the assumptions underlying its forward-looking statements are reasonable, investors are cautioned that any of the assumptions could prove to be inaccurate and, accordingly, the Company's actual results and experiences may differ materially from the anticipated results or other expectations expressed in its forward-looking statements.
Factors that may cause such actual results or experiences to differ materially from results discussed in the forward-looking statements include, but are not limited to: (i) any reduction in the Company's assets under management (“AUM”) or assets under advisement (“AUA”); (ii) withdrawal, renegotiation, or termination of investment advisory agreements; (iii) damage to the Company's reputation; (iv) failure to comply with investment guidelines or other contractual requirements; (v) challenges from the competition the Company faces in its business; (vi) challenges from industry trends towards lower fee strategies and model portfolio arrangements; (vii) adverse regulatory and legal developments; (viii) unfavorable changes in tax laws or limitations; (ix) interruptions in or failure to provide critical technological service by the Company or third parties; (x) adverse civil litigation and government investigations or proceedings; (xi) failure to adapt to or successfully incorporate technological changes, such as artificial intelligence, into the Company’s business; (xii) risk of loss on the Company's investments; (xiii) lack of sufficient capital on satisfactory terms; (xiv) losses or costs not covered by insurance; (xv) a decline in the performance of the Company's products; (xvi) changes in interest rates and inflation; (xvii) changes in national and local economic and political conditions; (xix) the continuing economic uncertainty in various parts of the world; (xviii) the after-effects of the COVID-19 pandemic and the actions taken in connection therewith; (xx) political uncertainty caused by, among other things, political parties, economic nationalist sentiments, tensions surrounding the current socioeconomic landscape; and (xix), other risks identified from time-to-time in our public documents on file with the U.S. Securities and Exchange Commission (“SEC”), including those discussed in Item 1A of this Form 10-K.
Forward-looking statements attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements above, in Item 1A of this Form 10-K, and in our other public documents on file with the SEC. New risks and uncertainties arise from time to time, and factors that the Company currently deems immaterial may become material, and it is impossible for the Company to predict these events or how they may affect it. The Company undertakes no obligation to update any forward-looking statements after the date they are made, whether as a result of new information, future events or developments, except as required by federal securities laws, although it may do so from time to time. Readers are advised to consult any further disclosures the Company makes on related subjects in its public announcements and SEC filings. The Company does not endorse any projections regarding future performance that may be made by third parties.

Overview
DHIL derives its consolidated revenue and net income from investment advisory and fund administration services provided by its wholly owned subsidiary, Diamond Hill Capital Management, Inc., an Ohio corporation (“DHCM”). DHCM is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and is the investment adviser and administrator for the Diamond Hill Funds, a series of open-end mutual funds (each a “Fund,” and collectively, the “Funds”). DHCM also provides investment advisory and related services to the Diamond Hill Micro Cap Fund, LP (“DHMF”), a private fund, as well as, separately managed accounts, collective investment trusts (“CITs”), other pooled vehicles including sub-advised funds, and model delivery programs.
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
The Company offers a variety of investment strategies designed for long-term strategic allocations from institutionally oriented investors in key asset classes, aligning its investment team’s competitive advantages with its clients’ needs.
Assets Under Management
DHCM’s principal source of revenue is investment advisory fee income earned from managing client accounts under investment advisory and sub-advisory agreements. The fees earned depend on the type of investment strategy, account size, and servicing requirements. DHCM’s revenues depend largely on the total value and composition of its AUM. Accordingly, net cash flows from clients, market fluctuations, and the composition of AUM impact the Company’s revenues and results of operations. DHCM also has certain agreements that allow it to earn performance-based fees if investment returns exceed targeted amounts over a specified measurement period.
Model Delivery Programs - Assets Under Advisement

DHCM provides strategy-specific model portfolios to sponsors of model delivery programs. DHCM is paid for its services by the program sponsors at a pre-determined rate based on AUA in the model delivery programs. DHCM does not have discretionary investment authority over individual client accounts in the model delivery programs, and therefore, the AUA is not included in the Company’s AUM.
The Company’s revenues are highly dependent on both the value and composition of AUM and AUA. The following is a summary of the Company’s AUM by product and investment strategy, a roll-forward of the change in AUM, and a summary of AUA for each of the past five years ended December 31, 2023:

	Assets Under Management and Assets Under Advisement As of December 31,
(in millions)	2023	2022	2021	2020	2019
Diamond Hill Funds	$15,879	$14,745	$19,786	$17,615	$16,148
Separately managed accounts	6,617	6,220	7,232	5,611	5,222
Collective investment trusts	1,359	1,040	603	318	30
Other pooled vehicles	3,563	2,758	3,407	2,867	1,999
Total AUM	27,418	24,763	31,028	26,411	23,399
Total AUA	1,746	1,802	2,098	1,099	933
Total AUM and AUA	$29,164	$26,565	$33,126	$27,510	$24,332

	Assets Under Management by Investment Strategy As of December 31,
(in millions)	2023	2022	2021	2020	2019
U.S. Equity
Large Cap	$17,307	$16,478	$21,285	$15,075	$12,316
Small-Mid Cap	2,588	2,646	3,183	2,810	3,243
Mid Cap	1,023	899	1,165	992	569
Select	593	392	438	446	528
Small Cap	255	306	597	556	795
Large Cap Concentrated	98	99	64	27	28
Micro Cap	21	15	16	—	—
Total U.S. Equity	21,885	20,835	26,748	19,906	17,479

Alternatives
Long-Short	1,725	1,752	1,998	2,056	3,605
Total Alternatives	1,725	1,752	1,998	2,056	3,605

Global/International Equity
International	109	52	56	17	13
Global(a)	—	—	—	16	22
Total Global/International Equity	109	52	56	33	35

Fixed Income
Short Duration Securitized Bond	1,948	1,308	1,613	1,132	809
Core Fixed Income	1,735	792	622	541	300
Long Duration Treasury	26	33	51	62	52
Corporate Credit(b)	—	—	—	2,020	1,147
High Yield(b)	—	—	—	724	135
Total Fixed Income	3,709	2,133	2,286	4,479	2,443

Total-All Strategies	27,428	24,772	31,088	26,474	23,562
(Less: Investments in affiliated funds)(c)	(10)	(9)	(60)	(63)	(163)
Total AUM	27,418	24,763	31,028	26,411	23,399
Total AUA(d)	1,746	1,802	2,098	1,099	933
Total AUM and AUA	$29,164	$26,565	$33,126	$27,510	$24,332
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
(d) AUA is primarily comprised of model portfolio assets related to the Large Cap and Select strategies.

	Change in Assets Under Management For the Year Ended December 31,
(in millions)	2023	2022	2021	2020	2019
AUM at beginning of the year	$24,763	$31,028	$26,411	$23,399	$19,108
Net cash inflows (outflows)
Diamond Hill Funds	(599)	(2,433)	1,994	879	(499)
Separately managed accounts	(416)	(73)	168	(63)	(394)
Collective investment trusts	153	486	182	236	26
Other pooled vehicles	368	(221)	(221)	477	190
	(494)	(2,241)	2,123	1,529	(677)
Sale of High Yield-Focused Advisory Contracts	—	—	(3,456)	—	—
Net market appreciation/(depreciation) and income	3,149	(4,024)	5,950	1,483	4,968
Increase (decrease) during the year	2,655	(6,265)	4,617	3,012	4,291
AUM at end of the year	27,418	24,763	31,028	26,411	23,399
AUA at end of year	1,746	1,802	2,098	1,099	933
Total AUM and AUA at end of year	$29,164	$26,565	$33,126	$27,510	$24,332
Capacity
The Company’s ability to retain and grow its AUM has been, and will continue to be, primarily driven by delivering attractive long-term investment results, which requires adherence to capacity discipline. If the Company determines the size of a strategy could impede its ability to meet investment return goals, the Company will close that strategy to new clients. The Company’s commitment to capacity discipline inherently impacts its ability to grow its AUM. Investment results will always be prioritized over asset accumulation.
The Company’s capacity as of December 31, 2023 was estimated to be $40 billion to $50 billion in domestic equities, $20 billion to $30 billion in international equities, and $50 billion to $65 billion in fixed income. The Company’s firm-level capacity increases with the development of new products or strategies.
Growth Strategy
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
The Company focuses its efforts primarily on asset allocators with centralized research teams, allowing efficient delivery of services to a larger and more diverse client base. These highly sophisticated buyers conduct deep research and pair the Company’s strategies with complementary strategies to meet holistic client objectives. These asset allocators include centralized research teams at institutional consulting firms, wirehouses, banks, independent broker dealers, and independent registered investment advisory firms. The Company aims to partner with investors who maintain a long-term orientation and align with its investment principles.

Distribution Channels
The Company offers a variety of investment strategies designed for long-term strategic allocations from institutionally-oriented investors in key asset classes, aligning its investment team’s competitive advantages with its clients’ needs. The following table is a summary of AUM by distribution channel for each of the five years ended December 31, 2023:

	AUM and AUA by Distribution Channel As of December 31,
(in millions)	2023	2022	2021	2020	2019
Diamond Hill Funds:
Registered investment adviser	$4,329	$3,787	$4,633	$4,315	$3,603
Independent broker-dealer	4,597	4,135	5,304	4,274	3,563
Wirehouse	2,902	2,843	4,195	3,529	3,026
Bank trust	1,777	1,718	2,256	2,546	2,907
Defined contribution	2,090	2,085	3,249	2,716	2,723
Other	184	177	149	235	326
Total Diamond Hill Funds	15,879	14,745	19,786	17,615	16,148
Separately managed accounts:
Institutional consultant	2,782	2,432	2,960	2,504	2,397
Financial intermediary	2,986	3,067	3,594	2,371	1,777
Direct	849	721	678	736	1,048
Total separately managed accounts	6,617	6,220	7,232	5,611	5,222
Collective investment trusts	1,359	1,040	603	318	30
Other pooled vehicles	3,563	2,758	3,407	2,867	1,999
Total AUM	27,418	24,763	31,028	26,411	23,399
Total AUA(a)	1,746	1,802	2,098	1,099	933
Total AUM and AUA	$29,164	$26,565	$33,126	$27,510	$24,332
(a) 100% of AUA is from financial intermediaries.
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

Regulation
The Company is subject to various federal, state, and non-U.S. laws and regulations. As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets, and with protecting the interests of participants in those markets, including investment advisory clients and shareholders of investment funds. If an adviser fails to comply with these laws and regulations, these regulatory bodies have broad administrative powers, including the power to limit, restrict, or prohibit an investment adviser from carrying on its business. Possible sanctions that regulatory bodies may impose include civil and criminal liability, the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser, broker-dealer, and other registrations, censures, and fines.
DHCM is registered with the SEC under the Advisers Act and operates in a highly regulated environment. The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, recordkeeping requirements, operational requirements, and disclosure obligations. All of the Funds are registered with the SEC under the Investment Company Act of 1940, as amended (“1940 Act”), and are required to make notice filings with all states where the Funds are offered for sale. Virtually all aspects of DHCM’s investment advisory and fund administration business are subject to various federal and state laws and regulations.
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
DHCM’s trading activities for client accounts are regulated by the SEC under the Exchange Act, which includes regulations governing trading on inside information, market manipulation, and a broad number of trading and market regulation requirements in the United States.
The preceding descriptions of the regulatory and statutory provisions applicable to DHCM are not exhaustive or complete and are qualified in their entirety by reference to the respective statutory or regulatory provisions. Failure to comply with these requirements could have a material adverse effect on DHCM’s business.
Contractual Relationships with the Funds
DHCM is highly dependent on its contractual relationships with the Funds. If any of DHCM’s advisory or administration agreements with the Funds were terminated or not renewed, or were amended or modified to reduce fees, DHCM would be materially and adversely affected. DHCM generated approximately 68%, 71%, and 69% of its 2023, 2022, and 2021 revenues, respectively, from its advisory and administration agreements with the Funds. DHCM believes that it has strong relationships with the Funds and their board of trustees, and DHCM has no reason to believe that these advisory or administration contracts will not be renewed in the future. However, there is no assurance that the Funds will choose to continue their relationships with DHCM. Please see Item 1A for risk factors regarding this relationship.
Human Capital
The Company believes its people are its greatest asset, and each role within the firm contributes to its goals of generating excellent, long-term investment outcomes and building enduring client partnerships.
Workforce Data
Attracting, developing, and retaining talented employees is integral to the Company’s human capital strategy and critical to its success. The Company depends on highly skilled personnel, with specialized expertise and extensive experience in the investment management industry. As of December 31, 2023 and December 31, 2022, the Company employed 129 full-time employees.
The average employee tenure is approximately eight years, and nearly one-third of its employees have been with the Company more than 10 years. The Company’s five-year average employee turnover rate is approximately 7%. The Company’s employees are based in 12 states, and approximately 80% of its employees reside in Ohio.

Competitive Pay and Benefits
The Company’s competitive compensation and benefits are designed to help attract, retain, and motivate employees who embody its values. The Company aligns its employees’ compensation with client outcomes, individual and team results, and company performance.
Culture
The Company’s culture emphasizes four key values: curiosity, ownership, trust and respect. The way its employees embody these core values creates the Company’s culture. The culture allows the Company to attract and retain employees who share its commitment to client alignment, are motivated by investment excellence, and are committed to delivering excellent outcomes.
Employees who are curious focus on continuous self-improvement and have a passion for learning. They are open-minded, seek differing perspectives, and go beyond surface-level assumptions. Employees who think and act like business owners naturally embrace a long-term mindset. They lead by example and accept accountability for ensuring strong client outcomes. Employees who embrace trust act with integrity, are authentic and honest in interactions with others, and put client interests ahead of all others. Employees who are motivated by giving and receiving respect communicate and provide feedback candidly, transparently, and with positive intent. They are humble in their assumptions and listen to better understand others. They embrace, value, and celebrate diversity, inclusion, and differences in all forms.
The Company’s culture revolves around the fact that DHCM is a fiduciary first and foremost. The primary focus is serving its clients. The Company’s long-term, valuation-disciplined investment principles are foundational to its culture and have been consistently implemented since the firm’s inception. All members of the investment team believe in, and adhere to, the same investment principles. The Company’s employees invest alongside its clients, and portfolio managers have significant personal investments in the strategy or strategies they manage.
Diversity, Equity, and Inclusion
The Company views diversity, equity, and inclusion (“DEI”) as essential parts of its business and operating model. DEI is embedded in the policies, practices, and strategic initiatives of the Company, and is linked to its core values. The Company believes clients are best served by decision making that engages and encourages varied perspectives.
As of December 31, 2023, females represented 50% of DHIL’s board of directors (“Board”), 66% of the Company’s management team, and approximately 32% of its employees. As of December 31, 2023, racial or ethnic minorities represented approximately 14% of the Company’s workforce and 17% of the Board. Please see additional demographic details on the Company’s website.
DEI is a continuous journey, and the Company recognizes that transparency and accountability are critical to driving real change within the firm, in the industry, and within its community. Learn more about the Company’s DEI philosophy, commitments and annual progress on the Company’s website. The information on our website, including our DEI annual reports, is not incorporated by reference in or otherwise considered a part of this Form 10-K or any other report or document we file with, or furnish to, the SEC. The Company’s DEI initiatives are driven by employees across functional teams who are enthusiastic about leading sustainable efforts under four areas of focus: workforce diversity, inclusive culture, vendor and policy, and philanthropy and community.
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
The Company’s future results of operations, financial condition, liquidity, and capital resources as well as the market price of its common shares, are subject to various risks, including those risks mentioned below and elsewhere in this Form 10-K as well as those risks that are discussed from time-to-time in the Company’s other filings with the SEC. Investors should carefully consider these risks before making an investment decision regarding the Company’s securities. There may be additional risks of which the Company is currently unaware, or which the Company currently considers to be immaterial. The occurrence of any of these risks could have a material adverse effect on the Company’s financial condition, results of operations, liquidity, capital resources and the value of its securities. Please see “Forward Looking Statements” within Part I, Item 1, of this Form 10-K.
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
The Company’s success depends on highly skilled personnel, including portfolio managers, research analysts, and management, many of whom have specialized expertise and extensive experience in the investment management industry. Financial services professionals are in high demand, and the Company faces significant competition for qualified employees. Other than the Company’s Chief Executive Officer, its employees do not have employment contracts and generally can terminate their employment at any time. The Company may not be able to retain or replace key personnel. To retain or replace its key personnel, the Company may be required to increase compensation, which would decrease its net income. The loss of key personnel could damage the Company’s reputation and make it more difficult to retain and attract new employees and clients. A loss of client assets resulting from the departure of key personnel may materially decrease the Company’s revenues and net income. Specifically, Charles Bath, a co-portfolio manager on our Large Cap strategy, which is our largest strategy by AUM and revenues, announced his retirement from the Company effective December 31, 2024. It is possible his departure could lead to increased redemptions resulting in a material decline in AUM and revenue. The Company has had a well-defined succession plan in place since 2018, when Austin Hawley was named co-portfolio manager on the Large Cap strategy. Mr. Hawley has worked closely with Mr. Bath for over 15 years, including the last six years as a co-portfolio manager.
The Company’s investment results and/or growth in its AUM may be constrained if appropriate investment opportunities are not available or if the Company closes certain of its investment strategies to new investors.
The Company’s ability to deliver excellent investment results depends in large part on its ability to identify appropriate investment opportunities in which to invest client assets. If the Company is unable to identify sufficient investment opportunities for existing and new client assets on a timely basis, its investment results could be adversely affected. The risk that appropriate investment opportunities may be unavailable is influenced by a number of factors, including general market conditions, and is likely to increase if the Company’s AUM increases rapidly. The Company’s efforts to establish and develop new strategies may face challenges or ultimately be unsuccessful, which could impact its results of operations, reputation, and/or culture. In addition, if the Company determines that sufficient investment opportunities are not available for an investment strategy, or it believes that it is necessary to continue to produce attractive returns from an investment strategy, the Company will consider closing the investment strategy to new investors. If the Company misjudged the point at which it would be optimal to close an investment strategy, the investment results of the strategy could be negatively impacted. The Company has closed investment strategies in the past and may do so again in the future. As of December 31, 2023, the Company does not have any closed investment strategies.
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
Many of the Company’s competitors have substantially greater resources and may operate in more markets or offer a broader range of products, including passively managed or “index” products. Some of these institutions operate in a different regulatory environment, which may give them certain competitive advantages in the investment products and portfolio structures that they offer. The Company competes with other providers of investment services primarily based upon its philosophy, performance, and client service. Some institutions have a broader array of products and distribution channels, which makes it more difficult for the Company to compete. If current or potential clients decide to use one of the Company’s competitors, it could face a significant decline in market share, AUM, AUA, revenues, and net income. If the Company is required to lower its fees to remain competitive, its net income could be significantly reduced because some of the Company’s expenses are fixed, especially over shorter periods of time, and its expenses may not decrease in proportion to the decrease in revenues. Additionally, over the past several years, investors have generally shown a preference for passive investment products over actively managed strategies. If this trend continues, the Company’s AUM, revenues, and net income may be negatively impacted.
Industry trends towards lower fee strategies and model portfolio arrangements could adversely impact the Company’s revenues.
Market and competitive pressures in recent years have created a trend towards lower management fees in the asset management industry and there can be no assurance that the Company will be able to maintain its current fee structure. As a result, a shift in in the Company’s AUM from higher to lower fee generating clients and strategies could result in a decrease in profitability even if its AUM increases or remains unchanged. Similarly, in recent years, there has been a trend in clients shifting their assets from higher fee mutual funds and separately managed accounts to lower fee model portfolio arrangements. As a result, a shift in the Company’s client assets from AUM to AUA could result in a decrease in Company revenues.
The loss of access to, or increased fees required by, third-party distribution sources to market the Company’s portfolios and access its client base could adversely affect the Company’s results of operations.
The Company’s ability to attract additional AUM is dependent on its relationship with third-party financial intermediaries. The Company compensates some of these intermediaries for access to investors and for various marketing services provided. These distribution sources and client bases may not continue to be accessible to the Company for reasonable terms, or at all. If such access is restricted or eliminated, it could have an adverse effect on the Company’s results of operations. Fees paid to financial intermediaries for investor access and marketing services have generally increased in recent years. If such fee increases continue, refusal to pay them could restrict the Company’s access to those client bases while paying them could adversely affect its profitability.
A significant portion of DHCM's revenues are based on advisory and administration agreements with the Funds that are subject to termination without cause and on short notice.
DHCM is highly dependent on its contractual relationships with the Funds. If DHCM’s advisory or administration agreements with the Funds were terminated or not renewed, or were amended or modified to reduce fees, DHCM would be materially and adversely affected. Generally, these agreements are terminable by either party upon 60 days’ prior written notice without penalty. The Funds’ agreements are subject to annual approval by either: (i) their board of trustees, or (ii) a vote of the majority of the outstanding voting securities of each Fund. These agreements automatically terminate in the event of their assignment by either DHCM or the Funds. DHCM generated approximately 68%, 71%, and 69% of its 2023, 2022, and 2021 revenues, respectively, from its advisory and administration agreements with the Funds, including 30%, 12%, and 10% from the advisory contracts with the Diamond Hill Large Cap Fund, the Diamond Hill Long-Short Fund, and the Diamond Hill Small-Mid Cap Fund, respectively, during 2023. The loss of any of the Diamond Hill Large Cap Fund, the Diamond Hill Long-Short Fund, or the Diamond Hill Small-Mid Cap Fund contracts would have a material adverse effect on DHCM. DHCM believes that it has strong relationships with the Funds and their board of trustees, and it has no reason to believe that these advisory or administration contracts will not be renewed in the future. However, there can be no assurance that the Funds will choose to continue their relationships with DHCM.

Negative public opinion of the Company could cause it to lose clients and adversely affect its share price.
Negative public opinion can result from the Company’s actual or alleged conduct in any number of activities, including trading practices, corporate governance and acquisitions, DEI issues, social media and other marketing activities, and actions taken by governmental regulators and community organizations in response to any of the foregoing. Negative public opinion could adversely affect the Company’s ability to attract and maintain clients, could expose the Company to potential litigation or regulatory action, and could have a material adverse effect on its share price or result in heightened volatility.
Operational Risks
Cybersecurity attacks could prevent the Company from managing client portfolios, cause the unauthorized disclosure of sensitive or confidential client or employee information or result in misappropriation of information or funds, each of which could severely harm its business.
As part of its business, the Company collects, processes, and transmits sensitive and confidential information about its clients and employees, as well as proprietary information about its business. The Company has policies and procedures pursuant to which it takes numerous security measures to prevent cyberattacks of various kinds as well as fraudulent and inadvertent activity by persons who have been granted access to such sensitive or confidential information. Nevertheless, the Company’s systems, like all technology systems, remain vulnerable to unauthorized access, which can result in theft or corruption of information. In addition, the Company shares information with third party vendors upon whom it relies for various functions. The systems of such third parties also are vulnerable to cyber threats. Unauthorized access can come from unrelated third parties through the internet, from access to hardware removed from the Company’s or those third parties’ premises, or from employees acting intentionally or inadvertently.
Cybersecurity incidents can involve, among other things: (i) deliberate attacks designed to corrupt the Company’s information systems and make them unusable by the Company to operate its business; (ii) theft of information used by the perpetrators for financial and other gain; or (iii) inadvertent releases of information by employees or third parties with whom the Company does business.
Cyberattacks that corrupt the Company’s information systems and make them unusable could impair its ability to trade securities in its clients’ accounts. Corruption of the systems of the Company’s third-party vendors could impact the Company to the same extent as corruption of its own systems. If information about the Company’s employees or clients is intentionally stolen or inadvertently made public, that information could be used to commit identity theft, obtain credit in an employee’s or client’s name, or steal from an employee or client. If information about the Company’s business is obtained by unauthorized persons, whether through intentional attacks or inadvertent releases of information, it could be used to harm its competitive position.
Whether information is corrupted, stolen, or inadvertently disclosed, and regardless of the type and nature of the information (e.g., proprietary information about the Company’s business or personal information about clients or employees), it could have various adverse impacts on, and be materially harmful to, the Company, including the following:
•The Company’s reputation could be harmed, resulting in the loss of clients, vendors, and employees or making payments or concessions to such persons to maintain its relationships with them;
•The Company’s inability to operate its business fully, even if temporarily, and thus, fulfill contracts with clients or vendors, could result in termination of contracts and loss of revenue;
•Harm suffered by clients or vendors whose contracts have been breached, or by clients, vendors, or employees whose information is compromised, could result in costly litigation against us;
•The Company’s need to focus attention on remediation of a cybersecurity issue could take its attention away from the operation of its business, resulting in lost revenue;
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
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve clients while reducing costs. The Company’s future success depends, in part, upon its ability to address client needs by using technology to provide products and services that will satisfy client demands, as well as to create additional efficiencies in its operations. The Company may not be able to implement effectively new technology-driven products and services or be successful in marketing these products and services to its clients. Failure to successfully keep pace with technological changes affecting the financial services industry could negatively affect the Company’s growth, revenue, and profit.
The Company operates in an intensely competitive business environment. It may not be as successful as its competitors incorporating artificial intelligence (“AI”) into its business or adapting to a rapidly changing marketplace.

The Company’s competitors may be larger, more diversified, better funded, and have access to more advanced technology, including AI. These competitive advantages may enable its competition to innovate better and more quickly, or to compete more effectively on quality and price, which could cause the Company to lose business and profitability. Burgeoning interest in AI may increase competition and disrupt the Company’s business model. AI may lower barriers to entry in the industry and the Company may be unable to effectively compete with the products or services offered by new competitors. AI-related changes to the products and services on offer may affect customer expectations, requirements, or tastes in ways that the Company cannot adequately anticipate or adapt to, causing its business to lose revenues, market share, or the ability to operate profitably and sustainably.
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
Industry, Market, and Economic Risks
The Company’s AUM, which impacts revenue, is subject to significant fluctuations.
The majority of the Company’s revenue is calculated as a percentage of AUM or is related to the general performance of the equity securities markets. A decline in securities prices or in the sale of investment products, or an increase in fund redemptions, generally will reduce revenue and net income. Financial market declines will generally negatively impact the level of the Company’s AUM, and consequently, its revenue and net income. A recession or other economic or political events, whether in the United States or globally could also adversely impact the Company’s revenue, if such events led to a decreased demand for products, a higher redemption rate, or a decline in securities prices. Investor interest in the valuation of the Company’s fixed income strategies are affected by changes in interest rates and the overall credit environment. In addition, the majority of the Company’s existing AUM is managed in primarily long-only, equity investment strategies, which exposes it to greater risk than certain of its competitors who may manage assets in more diverse strategies.
The Company’s investment approach may underperform other investment approaches during certain market conditions.
The Company’s investment strategies are best suited for investors with long-term investment time horizons.  The Company’s investment strategies may not perform well during certain periods of time.  Additionally, the Company could have common positions and industry concentrations across its strategies at the same time.  As such, factors leading to underperformance may impact multiple strategies simultaneously.
The Company’s investment income and asset levels may be negatively impacted by fluctuations in its investment portfolio.
The Company currently has a substantial portion of its assets invested in investment strategies that it manages. All of these investments are subject to market risk and the Company’s non-operating investment income could be adversely affected by market performance. Fluctuations in investment income are expected to occur in the future.

Trading in the Company’s common shares is limited, which may adversely affect the time and the price at which shareholders can sell their shares.
Although the Company’s common shares are listed on the The Nasdaq Global Select Market, the shares are held by a relatively small number of shareholders, and trading in its common shares is relatively inactive. The spread between the bid and the ask prices is often wide. As a result, shareholders may not be able to sell their shares on short notice, and the sale of a large number of shares at one time could temporarily depress the market price. In addition, certain shareholders, including certain of the Company’s directors and officers, own a significant number of shares. The sale of a large number of shares by any such individual could temporarily depress the market price of its shares.
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
The Company’s business is subject to substantial governmental regulation, which can change frequently and may increase costs of compliance, reduce revenue, result in fines, penalties, and lawsuits for noncompliance, and adversely affect its results of operations and financial condition.
The Company’s business is subject to a variety of federal securities laws, including the Advisers Act, the 1940 Act, the Securities Act, the Exchange Act, the Sarbanes-Oxley Act of 2002, the U.S. PATRIOT Act of 2001, and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, each as amended. In addition, the Company is subject to significant regulation and oversight by the SEC. Changes in legal, regulatory, accounting, tax, and compliance requirements could have a significant effect on the Company’s operations and results, including, but not limited to, increased expenses and reduced investor interest in certain funds and other investment products that the Company offers. The Company continually monitors legislative, tax, regulatory, accounting, and compliance developments that could impact its business. The Company and its directors, officers, and employees could be subject to lawsuits or regulatory proceedings for violations of such laws and regulations, which could result in the payment of fines or penalties and cause reputational harm to the Company, which could negatively affect its financial condition and results of operations, as well as divert management’s attention from its operations.
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
•Triggering technology delays or failures; and/or

•Requiring substantial capital expenditures and operating expenses to restore the Company’s operations.
The Company has developed various backup systems and contingency plans but cannot be assured that those preparations will be adequate in all circumstances that could arise, or that material interruptions and disruptions will not occur. The Company also relies to varying degrees on outside vendors for service delivery in addition to technology and disaster contingency support. There is a risk that these vendors will not be able to perform in an adequate and timely manner. If the Company loses the availability of employees, or if it is unable to respond adequately to such an event in a timely manner, revenues, expenses, and net income could be negatively impacted.
Specifically, the effects of the outbreak of the novel coronavirus (COVID-19) in early 2020 negatively affected the global economy, the U.S. economy, and the global financial markets, and demonstrated that pandemics may disrupt the Company’s operations, which could have an adverse effect on the Company’s business, financial condition, and results of operations. Although the long-term effects of the pandemic cannot be predicted, previous occurrences of other pandemic and epidemic diseases had an adverse effect on the economies of those countries in which they were most prevalent. A recurrence of an outbreak of any kind of epidemic, communicable disease or virus or major public health issue could cause a slowdown in the levels of economic activity generally, which would adversely affect the Company’s business, financial condition and operations.

ITEM 1B.	Unresolved Staff Comments
None.

ITEM 1C.	Cybersecurity
The Company is subject to several material risks related to cybersecurity threats. A cybersecurity attack could prevent the Company from managing client portfolios, cause the unauthorized disclosure of sensitive or confidential client or employee information, and/or result in misappropriation of information or funds, which individually or collectively could severely harm its business.
The Company has an Information Security Committee (the “Committee”) to identify, assess, and manage cybersecurity risks and to implement necessary policies and procedures to mitigate those risks. The Committee also coordinates employee education efforts throughout the year. The Managing Director of Information Technology serves as the Committee chair and the day-to-day manager of the Company’s information security management systems. The Committee is comprised of members having expertise in information technology infrastructure, data security, risk management, compliance, and business continuity and recovery efforts. The Committee identifies and assesses risks by understanding and evaluating the Company’s systems, processes, data, and controls. This information is then augmented through participation by certain Committee members in industry threat intelligence groups designed to share best practices and emerging threats related to cybersecurity. The Committee also completes a full cybersecurity risk assessment annually, which drives the implementation of policies and procedures as well as the scope of third-party testing. The Committee has implemented a comprehensive set of cybersecurity policies and procedures that follows standards established by the International Organization for Standardization (“ISO 27001”). Included are policies and procedures to oversee, identify, and mitigate the Company’s cybersecurity risks as well as cybersecurity risks to the Company associated with its significant service providers and vendors. The Company’s cybersecurity policies and procedures have been independently certified by a third-party as compliant with the ISO 27001 standard. The Committee engages multiple third-party experts to perform penetration tests on a periodic basis, and to assess whether these policies and procedures are designed appropriately and operating effectively.
Cybersecurity oversight forms part of the Board’s risk oversight of the Company. The Board oversees efforts by management to manage the cybersecurity risks to which the Company may be exposed. The Board receives at least annual reports and meets periodically with the Chief Compliance Officer and the Managing Director of Information Technology, both of whom serve on the Committee. From its review of these reports and discussions with the Committee and management, the Board ensures it has sufficient awareness of the material cybersecurity risks to which the Company is exposed, enabling a dialogue about how management manages and mitigates those risks. The Board currently has three members who have obtained certifications in cybersecurity oversight.

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
The following performance graph compares the cumulative total shareholder return of an investment in DHIL common shares to that of the Russell 2000 Index and the Russell 2000 Asset Managers & Custodians Index (the “R2000 A&C Index”) for the five-year period ended December 31, 2023. The graph assumes that the value of the investment in DHIL common shares and each index was $100 on December 31, 2018. Total return includes reinvestment of all dividends. The Russell 2000 Index measures the performance of approximately 2,000 small-cap U.S. equities, and was selected as a broad equity market index comprised of companies with comparable market capitalization to DHIL. The R2000 A&C Index is comprised of the Asset Managers & Custodians subsector of the Russell 2000 Index, and provides a comparison to companies with comparable market capitalization to DHIL that operate in the same industry as the Company. The historical information set forth below is not necessarily indicative of future performance. The Company does not make or endorse any predictions as to future share performance.

Total Return Performance
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Diamond Hill Investment Group, Inc.
Russell 2000 Index
Russell 2000 Asset Managers & Custodians Index (a)

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	Cumulative 5 Year Total Return
Diamond Hill Investment Group, Inc.	$100	$100	$115	$167	$168	$156	56%
Russell 2000 Index	$100	$126	$151	$173	$138	$161	61%
Russell 2000 Asset Managers & Custodians Index(a)	$100	$129	$173	$220	$171	$235	135%

(a) The R2000 A&C Index used to calculate the returns includes the following companies:

AlTi Global, Inc.(1)	Cowen Inc.	Patria Investments Ltd.(1)
Altisource Portfolio Solutions S.A.	Diamond Hill Investment Group, Inc.	Perella Weinberg Partners
Ares Management Corporation	Federated Hermes, Inc.	PJT Partners, Inc.
Arlington Asset Investment Corp.	Focus Financial Partners, Inc.	Pzena Investment Management, Inc.
Artisan Partners Asset Management, Inc.	GAMCO Investors, Inc.	Sculptor Capital Management, Inc.
Ashford Inc.	GCM Grosvenor, Inc.	Silvercrest Asset Management Group Inc.
AssetMark Financial Holdings, Inc.	Greenhill & Co., Inc.	StepStone Group, Inc.
Associated Capital Group, Inc.	Hamilton Lane Incorporated	Victory Capital Holdings, Inc.
Avantax, Inc.	Manning & Napier, Inc.	Virtus Investment Partners, Inc.
B. Riley Financial, Inc.	MMA Capital Holdings, Inc.	Waddell & Reed Financial, Inc.
BrightSphere Investment Group, Inc.	Morgan Group Holding Co.	Westwood Holdings Group, Inc.
Brookfield Business Corp.	Oppenheimer Holdings Inc.	WisdomTree, Inc.
Cohen & Steers, Inc.	P10, Inc.(1)

(1) Added to the R2000 A&C Index in 2023.

Financial Engines, Inc. and Medley Management, Inc. were removed from the R2000 A&C Index in 2023.
DHIL’s common shares trade on The Nasdaq Global Select Market under the ticker symbol DHIL. The following table sets forth the high and low daily close prices during each quarter of 2023 and 2022:

	2023				2022
	High Price	Low Price	Quarterly Dividend Per Share	Special Dividend Per Share	High Price	Low Price	Quarterly Dividend Per Share	Special Dividend Per Share
Quarter ended:
March 31	$191.47	$158.38	$1.50	—	$206.90	$174.42	$1.50	—
June 30	$178.18	$156.32	$1.50	—	$192.73	$166.54	$1.50	—
September 30	$187.24	$161.40	$1.50	—	$196.00	$163.40	$1.50	—
December 31	$171.99	$147.81	$1.50	—	$195.99	$161.51	$1.50	$4.00
Due to the relatively low trading volume of DHIL’s common shares, bid/ask spreads can be wide at times, and therefore, quoted prices may not be indicative of the price a shareholder may receive in an actual transaction. During 2023 and 2022, approximately 3,143,990 and 2,472,866, of DHIL’s common shares were traded, respectively.
Each fiscal quarter, the Board determines whether to approve and pay a regular quarterly dividend. In addition to the regular quarterly dividends, in the fourth quarter of each fiscal year, the Board decides whether to approve and pay a special dividend. Although DHIL currently expects to pay regular quarterly dividends, depending on the circumstances and the Board’s judgment, DHIL may not pay quarterly or special dividends.
The approximate number of record holders of DHIL common shares as of February 28, 2024 was 71. The approximate number of beneficial holders of DHIL common shares held by brokers, banks, and other intermediaries was greater than 8,000 as of February 28, 2024.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth information regarding repurchases of DHIL common shares during the quarter ended December 31, 2023:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(b)
October 1, 2023 through October 31, 2023	40,329	$155.20	39,419	$35,235,719
November 1, 2023 through November 30, 2023	47,130	160.36	47,130	27,677,936
December 1, 2023 through December 31, 2023	7,657	$161.61	7,657	26,440,462
Total	95,116		94,206	$26,440,462
(a)The Company regularly withholds common shares for tax payments due upon the vesting of employee restricted shares. During the quarter ended December 31, 2023, the Company withheld 910 DHIL common shares for employee tax withholding obligations at an average price paid per share of $168.57.
(b)On May 10, 2023, the Board approved a repurchase plan, authorizing management to repurchase up to $50.0 million DHIL common shares in the open market and in private transactions in accordance with applicable securities laws (“2023 Repurchase Program”). The 2023 Repurchase Program will expire on May 10, 2025, or upon the earlier completion of all authorized purchases under the program.
In connection with the 2023 Repurchase Program, DHIL entered into a Rule 10b5-1 trading arrangement. The Rule 10b5-1 trading arrangement is intended to qualify for the safe harbor under Rule 10b5-1 of the Exchange Act.  A Rule 10b5-1 trading arrangement allows a company to purchase its shares at times when it would not ordinarily be in the market because of its trading policies or the possession of material nonpublic information. Because repurchases under a Rule 10b5-1 trading arrangement are subject to specified parameters and certain price, timing, and volume restraints specified in the arrangement, there is no guarantee as to the exact number of common shares that will be repurchased or that there will be any repurchases at all pursuant to the arrangement. Purchases in the open market are intended to comply with Rule 10b-18 under the Exchange Act. As of December 31, 2023, $26.4 million remained available for repurchases under the 2023 Repurchase Program.
Sale of Unregistered Securities
During the quarter ended December 31, 2023, DHIL did not sell any common shares that were not registered under the Securities Act.

ITEM 6.	[Reserved]

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this Item 7, the Company discusses and analyzes its consolidated results of operations for the past three fiscal years and other factors that may affect its future financial performance. This discussion should be read in conjunction with the Company’s consolidated financial statements and notes to consolidated financial statements contained in this Form 10-K.
Certain statements the Company makes under this Item 7 constitute “forward-looking statements” under the PSLR Act. See “Cautionary Note Regarding Forward-Looking Statements” in Part I, Item 1. You should also consider the Company’s forward-looking statements in light of the risks discussed Part I, Item 1A, as well as our consolidated financial statements, related notes and other financial information appearing elsewhere in this Form 10-K and our other filings with the SEC.

Business Environment1
The performance of the U.S. and international equity markets, as well as the U.S. fixed income market, have a direct impact on the Company’s operations and financial position. A significant portion of the year’s gains in equities came in the final two months. The MSCI All Country World Index advanced 6.75% through the end of October but finished the year with a 22.20% return. Non-U.S. developed markets rose 18% for the year (as measured by the MSCI EAFE Index) and emerging markets were up 10% (as measured by the MSCI EM Index). U.S. stocks outpaced their developed market counterparts, rising 26% (as measured by the Russell 3000 Index). For the year, small-cap stocks were up nearly 17%, mid-cap stocks delivered just over 17%, and large-cap stocks were up a resounding 27% (all returns as measured by the respective Russell indices). Fixed income returns were similarly back-end loaded.The Bloomberg U.S. Corporate Bond Index returned 8.50% in the fourth quarter, compared to the full-year return of 8.52%. The Bloomberg U.S. Aggregate Bond Index finished 2023 with a return of 5.53%, the best calendar year return since 2020 (7.51%). The Bloomberg U.S. Securitized Index ended the year with a 5.08% return, the sector’s best return since 2019 (6.44%).
Despite positive market returns in 2023, combined mutual fund and exchange traded fund (“ETFs”) flows were a modest +$70B. This is up from 2022 which saw $369 billion in outflows but marks the third lowest total flows over the past 20 years. Passively managed funds had inflows of $527 billion while actively managed funds had outflows of $458 billion. Investors favored ETFs over mutual funds as ETFs brought in $580 billion compared to outflows of $510 billion in mutual funds. These flow trends have persisted for a number of years, resulting in 2023 becoming the first year in which total assets in passive products exceeded those of actively managed products.
U.S. equity products saw $24 billion in aggregate net outflows. All nine U.S. Equity Morningstar Categories saw active product net outflows, while large value products saw net outflows from both actively managed and passively managed large value funds. This followed meaningful outperformance of the Russell 1000 Growth Index (+42.68%) versus the Russell 1000 Value Index (up 11.46%) driven by the results of a small number of companies with large weightings in the growth index. Despite these overall flow trends, actively managed U.S. equity funds with a five-star Morningstar RatingTM had positive flows, a reminder that investors have continued to select the best performing actively managed investment strategies.
Taxable bond funds in aggregate brought in $223 billion, $161 billion of which was into passively managed ETFs. Flows were led by the intermediate core bond category, which had inflows of $123 billion. Within this category, ETFs share of total assets has increased from 15% to 20% from 2019 to 2023.
There were nearly 400 new actively managed ETF products introduced to the market in 2023. While actively managed ETF assets represent only 6% of total ETF assets, the $118 billion of actively managed ETF inflows represented 20% of total ETF flows. We expect continued ETF product development in the industry including actively managed and fully transparent offerings. Today, ETFs do not allow managers to limit the capacity of their offerings, which limits the applicability of this vehicle for many of the Company’s strategies.
The Company continues to pursue ways to partner with clients to deliver its intellectual property, including through model-delivery, separately managed accounts (“SMAs”), and other investment vehicles. Active mutual funds have lost share within intermediary investors asset allocations to SMAs, ETFs, and models. SMAs and model delivery have advantages over ETFs by enabling clients to further personalize portfolios to their unique preferences and tax situations. Other vehicles with non-daily redemptions may see growing demand among investors seeking investment strategies focused on less liquid securities. These strategies and private market investments are a meaningful and increasing share of institutional investors asset allocations and search activity.

1 All net asset and flow data stated in this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations are sourced from Morningstar, Inc. © 2023 Morningstar, Inc. All rights reserved. The information contained herein: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete, or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information. Past performance is no guarantee of future results.

Investment Results
It is imperative that the Company generate strong long-term investment results. Strong investment performance is the key driver of long-term success and meaningfully influences the Company’s ability to attract and retain clients.
The strategies offered by the Company have generally tended to fare well compared to their peers in the relevant Morningstar categories. Relative returns versus core benchmarks have been more challenging, as many valuation-sensitive investors have struggled to keep pace with core benchmarks.
Below is a summary of the performance of the Funds compared to their respective Morningstar categories and the Company’s investment strategy composite returns compared to their respective benchmarks. Note that a number of the Company's strategies do not yet have a 10-year or 15-year track record. To see more detail, a table is included below these illustrations which provides information on inception date, performance since inception, and the U.S. equity strategies' performance relative to the Core and Value benchmarks.

Percentage of Diamond Hill Funds and Fund Assets vs Morningstar Category Average
100.00%
90.00%
80.00%
70.00%
60.00%
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
% Funds Outperform
% Assets Outperform
1 Year
3 Year
5 Year
10 Year
15 Year

Source: © 2023 Morningstar, Inc. All rights reserved. The information contained herein: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete, or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information. Past performance is no guarantee of future results.

Total number of funds included in the 1-, 3-, 5-, 10-, and 15-year periods are 10, 9, 9, 6, and 5, respectively. Percentage of Fund assets that outperform is based on the Fund assets as of December 31, 2023. Total fund assets for the 1-, 3-, 5-, 10-, and 15-year periods are $15.9B, $15.9B, $15.9B, $12.6B, and $12.5B, respectively, which represents between 45% and 60% of total Company assets for each period.

Percentage of Diamond Hill Composites and Composite Assets vs Benchmark
100.00%
90.00%
80.00%
70.00%
60.00%
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
% Composites Outperform
% Assets Outperform
1 Year
3 Year
5 Year
10 Year
15 Year

The percentage of the Company’s composites that outperform their benchmark includes all our composites (excluding Long-Duration Treasury) vs. the primary benchmark for each composite, except for the Long-Short Composite which uses a blended index that is a 60%/40% weighted blend of the Russell 1000 Index and the Bloomberg U.S. Treasury Bills 1-3 Month Index as of December 31, 2023. The percentage of composite assets that outperform is based on total Company composite assets as of December 31, 2023, excluding wrap fee accounts and restricted accounts. Composite net returns are calculated using the highest applicable standard separate account fee schedule. Total composite assets for the 1-, 3-, 5-, 10-, and 15-year periods are $24.0B, $23.8B, $23.8B, $20.5B, and $19.4B, respectively, which represents between 70% and 88% of total Company assets for each period. None of the Company’s composites and composite assets outperformed their benchmarks for both the 10- and 15-year periods.

While the Company’s equity-focused strategies use core benchmarks to evaluate investment performance over full market cycles, many clients also compare results to value benchmarks. The following is a summary of the investment returns for each of the Company’s strategies as of December 31, 2023, relative to their respective core and value indices, as applicable.

		As of December 31, 2023
U.S. Equity Composites	Inception	1 Year	3 Year	5 Year	10 Year	Since Inception
Diamond Hill Large Cap	6/30/2001	13.68%	7.39%	12.35%	9.42%	9.01%
Russell 1000 Index		26.53%	8.97%	15.52%	11.80%	8.44%
Russell 1000 Value Index		11.46%	8.86%	10.91%	8.40%	7.31%
Diamond Hill Large Cap Concentrated	12/31/2011	16.62%	8.67%	13.02%	9.97%	12.00%
Russell 1000 Index		26.53%	8.97%	15.52%	11.80%	13.83%
Russell 1000 Value Index		11.46%	8.86%	10.91%	8.40%	10.97%
Diamond Hill Mid Cap	12/31/2013	9.88%	7.86%	9.20%	7.12%	7.12%
Russell Midcap Index		17.23%	5.92%	12.68%	9.42%	9.42%
Russell Midcap Value Index		12.71%	8.36%	11.16%	8.26%	8.26%
Diamond Hill Small-Mid Cap	12/31/2005	11.50%	8.15%	10.39%	7.20%	8.32%
Russell 2500 Index		17.42%	4.24%	11.67%	8.36%	8.64%
Russell 2500 Value Index		15.98%	8.81%	10.79%	7.42%	7.69%
Diamond Hill Small Cap	12/31/2000	23.35%	11.86%	11.23%	6.43%	9.90%
Russell 2000 Index		16.93%	2.22%	9.97%	7.16%	7.87%
Russell 2000 Value Index		14.65%	7.94%	10.00%	6.76%	8.46%
Diamond Hill Select	6/30/2000	30.60%	13.02%	16.73%	10.76%	10.51%
Russell 3000 Index		25.96%	8.54%	15.16%	11.48%	7.34%
Russell 3000 Value Index		11.66%	8.81%	10.84%	8.28%	7.54%

Alternative Composites
Diamond Hill Long-Short	6/30/2000	13.25%	7.92%	9.39%	6.50%	7.32%
60% Russell 1000 Index / 40% BofA ML U.S. T-Bill 0-3 Month Index		17.82%	6.60%	10.34%	7.77%	5.33%

International Composites
Diamond Hill International	12/31/2016	18.29%	4.95%	8.90%	N/A	8.78%
MSCI ACWI ex USA Index		15.62%	1.55%	7.08%	N/A	6.33%

Fixed Income Composites
Diamond Hill Short Duration Securitized Bond	7/31/2016	8.98%	2.70%	3.23%	N/A	3.31%
Bloomberg Barclays U.S. 1-3 Yr. Gov./Credit Index		4.61%	0.09%	1.51%	N/A	1.30%
Diamond Hill Core Bond	7/31/2016	6.75%	(2.24)%	1.79%	N/A	1.67%
Bloomberg Barclays U.S. Aggregate Index		5.53%	(3.31)%	1.10%	N/A	0.78%
_______________________

-	Composite returns are net of fees.
-	Index returns do not reflect any fees.

Key Financial Performance Indicators
There are a variety of key performance indicators that the Company monitors to evaluate its business results. The following table presents the results of certain key performance indicators over the past three fiscal years:

	For the Years Ended December 31,
	2023	2022	2021
Ending AUM and AUA (in millions)	$29,164	$26,565	$33,126
Average AUM and AUA (in millions)	27,321	29,551	32,045
Net cash inflows (outflows) (in millions)	(494)	(2,241)	2,123

Total revenue (in thousands)	136,716	154,496	182,194
Net operating income	35,504	64,331	76,258
Adjusted net operating income(a)	$41,434	$60,352	$83,680
Average advisory fee rate	0.47%	0.49%	0.53%
Average advisory fee rate, excluding performance fees	0.47%	0.48%	0.49%
Net operating profit margin	26%	42%	42%
Adjusted net operating profit margin(a)	30%	39%	46%
(a) Adjusted net operating income and adjusted net operating profit margin are non-GAAP financial measures. See the “Non-GAAP Financial Measures and Reconciliation” section in Part II, Item 7 in this Form 10-K for the definitions of “GAAP” and “non-GAAP” as well as a reconciliation of non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP.
Assets Under Management
The Company derives revenue primarily from DHCM’s investment advisory and administration fees. Investment advisory and administration fees paid to DHCM are generally based on the value of the investment portfolios it manages and fluctuate with changes in the total value of its AUM. The Company, through DHCM, recognizes revenue when DHCM satisfies its performance obligations under the terms of a contract with a client.
Model Delivery Programs - Assets Under Advisement
DHCM provides strategy-specific model portfolios to sponsors of model delivery programs. DHCM is paid for its services by the program sponsor at a pre-determined rate based on AUA in the model delivery programs. DHCM does not have discretionary investment authority over individual client accounts in model delivery programs, and therefore, the AUA is not included in the Company’s AUM.
The Company’s revenues are highly dependent on both the value and composition of AUM and AUA. The following is a summary of the Company’s AUM by product and investment objective, a roll-forward of the change in AUM, and a summary of AUA for the years ended December 31, 2023, 2022, and 2021:

	Assets Under Management and Assets Under Advisement As of December 31,
(in millions)	2023	2022	2021
Diamond Hill Funds	$15,879	$14,745	$19,786
Separately managed accounts	6,617	6,220	7,232
Collective investment trusts	1,359	1,040	603
Other pooled vehicles	3,563	2,758	3,407
Total AUM	27,418	24,763	31,028
Total AUA	1,746	1,802	2,098
Total AUM and AUA	$29,164	$26,565	$33,126

	Assets Under Management by Investment Strategy As of December 31,
(in millions)	2023	2022	2021
U.S. Equity
Large Cap	$17,307	$16,478	$21,285
Small-Mid Cap	2,588	2,646	3,183
Mid Cap	1,023	899	1,165
Select	593	392	438
Small Cap	255	306	597
Large Cap Concentrated	98	99	64
Micro Cap	21	15	16
Total U.S. Equity	21,885	20,835	26,748

Alternatives
Long-Short	1,725	1,752	1,998
Total Alternatives	1,725	1,752	1,998

International Equity
International	109	52	56
Total International Equity	109	52	56

Fixed Income
Short Duration Securitized Bond	1,948	1,308	1,613
Core Fixed Income	1,735	792	622
Long Duration Treasury	26	33	51
Total Fixed Income	3,709	2,133	2,286

Total-All Strategies	27,428	24,772	31,088
(Less: Investments in affiliated funds)(a)	(10)	(9)	(60)
Total AUM	27,418	24,763	31,028
Total AUA(b)	1,746	1,802	2,098
Total AUM and AUA	$29,164	$26,565	$33,126

(a) Certain of the Funds own shares of the Diamond Hill Short Duration Securitized Bond Fund. The Company reduces the total AUM of each Fund that holds such shares by the AUM of the investments held in this affiliated Fund.
(b) AUA is primarily comprised of Large Cap and Select strategies.

	Change in Assets Under Management For the Year Ended December 31,
(in millions)	2023	2022	2021
AUM at beginning of the year	$24,763	$31,028	$26,411
Net cash inflows (outflows)
Diamond Hill Funds	(599)	(2,433)	1,994
Separately managed accounts	(416)	(73)	168
Collective investment trusts	153	486	182
Other pooled vehicles	368	(221)	(221)
	(494)	(2,241)	2,123
Sale of High Yield-Focused Advisory Contracts	—	—	(3,456)
Net market appreciation (depreciation) and income	3,149	(4,024)	5,950
Increase (decrease) during the year	2,655	(6,265)	4,617
AUM at end of the year	27,418	24,763	31,028
AUA at end of the year	1,746	1,802	2,098
Total AUM and AUA at end of year	$29,164	$26,565	$33,126

Average AUM during the year	$25,552	$27,599	$30,297
Average AUA during the year	1,769	1,952	1,748
Total Average AUM and AUA during the year	$27,321	$29,551	$32,045

	Net Cash Inflows (Outflows) Further Breakdown For the Year Ended December 31,
(in millions)	2023	2022	2021
Net cash inflows (outflows)
Equity	$(1,865)	$(2,247)	$958
Fixed Income	1,371	6	1,165
	$(494)	$(2,241)	$2,123

2023 Discussion of Net Cash Outflows
Flows out of the Company’s equity strategies were largely driven by flows out of its Large Cap strategy, which experienced net outflows of $1.4 billion. Net outflows from the Company’s other equity strategies totaled approximately $0.5 billion. Outflows from the equity strategies were partially offset by fixed income net inflows of $1.4 billion into the Company’s fixed income strategies.

2022 Discussion of Net Cash Outflows
Flows out of the Company’s equity strategies were largely driven by flows out of its Large Cap strategy, which experienced net outflows of $1.9 billion. The Large Cap strategy was soft closed during 2022. The strategy was fully reopened on February 28, 2023. Net outflows from the Company’s other equity strategies totaled approximately $0.3 billion. The Company’s fixed income strategies saw mixed results with net flows of $0.3 billion into its Core Bond strategy offsetting outflows from its Short Duration Securitized Bond Fund of $0.2 billion. The Company also saw growth in its CIT offerings. In addition to new clients, some larger plans moved from the Funds into the CITs.

2021 Discussion of Net Cash Inflows
Both the Company’s equity and fixed income strategies experienced net inflows during 2021. Flows in the Company’s equity strategies were largely driven by its Large Cap strategy, which experienced net inflows of $2.1 billion. These net inflows were partially offset by net outflows from the Company’s other equity strategies totaling approximately $1.2 billion. The Company’s fixed income strategies, including the High Yield-Focused Advisory Contracts prior to their sale, had net positive flows of $1.2 billion during 2021.

Consolidated Results of Operations
The following is a table and discussion of the Company’s consolidated results of operations.

(in thousands, except per share amounts and percentages)	2023	2022	% Change	2022	2021	% Change
Total revenue	$136,716	$154,496	(12)%	$154,496	$182,194	(15)%
Net operating income	35,504	64,331	(45)%	64,331	76,258	(16)%
Adjusted net operating income (a)	41,434	60,352	(31)%	60,352	83,680	(28)%
Investment income (loss), net	23,071	(20,187)	NM	(20,187)	16,381	NM
Gain on sale of High Yield-Focused Advisory Contracts	—	6,814	(100)%	6,814	9,000	(24)%
Income tax expense	15,490	14,088	10%	14,088	26,050	(46)%
Net income attributable to common shareholders	42,226	40,434	4%	40,434	74,201	(46)%
Earnings per share attributable to common shareholders (diluted)	$14.32	$13.01	10%	$13.01	$23.34	(44)%
Adjusted earnings per share attributable to common shareholders (diluted)(a)	$10.28	$14.40	(29)%	$14.40	$19.48	(26)%
Net operating profit margin	26%	42%	NM	42%	42%	NM
Adjusted net operating profit margin (a)	30%	39%	NM	39%	46%	NM
(a) Adjusted net operating income, adjusted earnings per share attributable to common shareholders (diluted), and adjusted net operating profit margin are non-GAAP financial measures. See the “Non-GAAP Financial Measures and Reconciliation” section within this Form 10-K for the definition of “non-GAAP” and a reconciliation of the non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP.
Summary Discussion of Consolidated Results of Operations - 2023 Compared to 2022

Revenue for 2023 decreased $17.8 million compared to 2022, primarily due to a 7.5% decrease in total average AUM and AUA, as well as a decrease in the average advisory fee rate (excluding performance-based fees) from 0.48% in 2022 to 0.47% in 2023. Refer to the “Revenue” section below in Part II, Item 7 of this Form 10-K for further details on the decrease in the average advisory fee rate. The Company recognized $1.2 million of performance-based fees during 2023 compared to $1.5 million of performance-based fees during 2022.

Net operating profit margin was 26% for 2023 and 42% for 2022. Adjusted net operating profit margin was 30% for 2023 and 39% for 2022. The decrease in net operating profit margin is primarily due to a 12% decrease in revenues while compensation and related costs (excluding deferred compensation) increased approximately $0.2 million (less than 1%) period-over-period. In addition, the investment gains on the Company’s deferred compensation investments increased deferred compensation expense during the current period, decreasing the current period operating margin by 4%. Adjusted net operating profit margin excludes the impact of market movements on the deferred compensation liability and related economic hedges, and the impact of the Diamond Hill International Fund and the Diamond Hill Large Cap Concentrated Fund (the “Consolidated Fund(s)”). Refer to Note 2 to the consolidated financial statements for a detailed description of the funds that are consolidated in each year. Refer to the “Non-GAAP Financial Measures and Reconciliation” section below in Part II, Item 7 of this Form 10-K for further details on adjusted net operating profit margin.

The Company expects that its operating margin will fluctuate from period to period based on various factors, including revenues, investment results in the strategies the Company manages, employee performance, staffing levels, and gains and losses on investments held in the Diamond Hill Fixed Term Deferred Compensation Plan and the Diamond Hill Variable Term Deferred Compensation Plan (together, the “Deferred Compensation Plans”).

The Company had $23.1 million in investment income due to market appreciation in 2023, compared to $20.2 million in investment loss due to market declines in 2022.

The Company recorded a gain of $6.8 million from the final payment on the sale of its High Yield-Focused Advisory Contracts during 2022.

Income tax expense increased $1.4 million for 2023, compared to 2022. The increase in income tax expense was primarily due to an increase in the Company’s income before taxes, which was partially offset by a decrease in its effective tax rate from 27.6% to 26.4% year-over-year. The decrease in the Company’s effective tax rate in 2023 was primarily due to the benefit attributable to redeemable noncontrolling interests.

The Company generated net income attributable to common shareholders of $42.2 million ($14.32 per diluted share) for 2023, compared to $40.4 million ($13.01 per diluted share) for 2022. The year-over-year increase in net income attributable to common shareholders was primarily due to investment income in 2023 compared to investment loss in 2022 due to the market environment. The increase in investment income in 2023 was partially offset by a decline of revenues as a result of decreased average AUM and AUA, while the investment losses in 2022 were partially offset by the recognition during 2022 of a $6.8 million gain from the final payment on the sale of the High Yield-Focused Advisory Contracts.
Summary Discussion of Consolidated Results of Operations - 2022 Compared to 2021

Revenue for 2022 decreased $27.7 million compared to 2021, primarily due to a 9% decrease in average AUM and $1.5 million in performance-based fees earned in 2022 compared to $11.9 million of performance-based fees in 2021. A significant performance-based agreement reached its first five-year measurement term on September 30, 2021. Since the initial five-year measurement period ended, the performance-based fee has been calculated annually based on the client investment results over the recently completed five-year period. The average advisory fee rate (excluding performance-based fees) remained unchanged at 0.52% year-over-year.

Net operating profit margin was 42% for both 2022 and 2021 respectively. Adjusted net operating profit margin was 39% for 2022 and 46% for 2021. Adjusted net operating profit margin excludes the impact of market movements on the deferred compensation liability and related economic hedges, and the impact of the Diamond Hill International Fund and the Diamond Hill Large Cap Concentrated Fund (together, the “Consolidated Funds”). See the “Non-GAAP Financial Measures and Reconciliation” section below in Part II, Item 7 of this Form 10-K.

The Company expects that its operating margin will fluctuate from period to period based on various factors, including revenues, investment results in the strategies the Company manages, employee performance, staffing levels, and gains and losses on investments held in the Deferred Compensation Plans.

The Company had $20.2 million in investment losses due to market declines for 2022 compared to $16.4 million in investment income due to market appreciation for 2021.

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

The Company generated net income attributable to common shareholders of $40.4 million ($13.01 per diluted share) for 2022, compared to $74.2 million ($23.34 per diluted share) for 2021. The year-over-year decrease in net income attributable to common shareholders was primarily due to the decline of revenues as a result of decreased AUM, the decrease in performance-based fees, and investment losses in 2022 due to the market environment.
Revenue

(in thousands, except percentages)	2023	2022	% Change	2022	2021	% Change
Investment advisory	$129,180	$144,326	(10)%	$144,326	$170,138	(15)%
Mutual fund administration, net	7,536	10,170	(26)%	10,170	12,056	(16)%
Total	$136,716	$154,496	(12)%	$154,496	$182,194	(15)%

Revenue - 2023 Compared to 2022
Investment Advisory Fees. Investment advisory fees decreased by $15.1 million, or 10%, from 2022 to 2023. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates, which vary by investment product. The decrease in investment advisory fees was primarily due to a decrease in total average AUM and AUA of 7.5% and a decrease in the average advisory fee rate (excluding performance-based fees) from 0.48% to 0.47% period over period. The average advisory fee rate (excluding performance-based fees) for equity assets decreased from 0.50% in 2022 to 0.49% in 2023, and the average advisory fee rate for fixed income assets decreased from 0.31% in 2022 to 0.30% in 2023. The decrease in the total average advisory fee rate was due to the growth in fixed income assets, which increased from 8% of total average AUM and AUA in 2022, to 11% in 2023. The average advisory fee rate is calculated by dividing investment advisory revenues by total average AUM and AUA during the period. Also, the Company recognized $1.2 million of performance-based fees during 2023, compared to $1.5 million of performance-based fees during 2022.
Mutual Fund Administration Fees. Mutual fund administration fees decreased $2.6 million, or 26%, from 2022 compared to 2023. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of the Funds’ average AUM. This decrease was primarily due to the impact of a 13% decrease in the Funds’ average AUM from 2022 compared to 2023, and an increase in administration fees paid on behalf of the Funds as a percentage of average Fund AUM.
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

The remaining decrease in investment advisory fees was due to a decrease of 9% in average AUM year over year. The average advisory fee rate (excluding performance-based fees) was 0.52% for both 2022 and 2021.

Mutual Fund Administration Fees. Mutual fund administration fees decreased $1.9 million, or 16%, from 2021 compared to 2022. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of the Funds’ average AUM. This decrease was primarily due to the impact of a 14% decrease in the Funds’ average AUM from 2021 compared to 2022.
Expenses

(in thousands, except percentages)	2023	2022	% Change	2022	2021	% Change
Compensation and related costs, excluding deferred compensation expense (benefit)	$70,731	$70,505	—%	$70,505	$73,591	(4)%
Deferred compensation expense (benefit)	5,600	(4,402)	NM	(4,402)	7,082	NM
General and administrative	14,935	13,607	10%	13,607	14,021	(3)%
Sales and marketing	6,684	7,160	(7)%	7,160	7,659	(7)%
Mutual fund administration	3,262	3,295	(1)%	3,295	3,582	(8)%
Total	$101,212	$90,165	12%	$90,165	$105,935	(15)%

Expenses - 2023 Compared to 2022
Compensation and Related Costs, Excluding Deferred Compensation Expense (Benefit). Employee compensation and related costs (excluding deferred compensation benefit) increased by $0.2 million in 2023. This increase is primarily due to an increase in salary and related benefits of $1.3 million, and an increase in restricted stock expense of $1.0 million, partially offset by a decrease in incentive compensation of $2.4 million. On average, the Company had 129 employees in 2023 and 2022.

Incentive compensation expense can fluctuate significantly period over period as the Company evaluates investment performance, individual performance, its own performance, and other factors.
Deferred Compensation Expense (Benefit). Deferred compensation expense was $5.6 million for 2023 compared to a benefit of $4.4 million for 2022, primarily due to market appreciation on the Deferred Compensation Plans’ investments in 2023 compared to market declines in 2022.
The gain (loss) on the Deferred Compensation Plans’ investments increases (decreases) deferred compensation expense (benefit) and is included in operating income. Deferred compensation expense (benefit) is offset by an equal amount in investment income (loss) below net operating income on the consolidated statements of income, and thus, has no impact on net income attributable to the Company.
General and Administrative. General and administrative expenses increased by $1.3 million, or 10%, from 2022 compared to 2023. This increase was primarily due to an increase in investment research-related expenses of $0.6 million, an increase in consulting expenses of $0.4 million, and an increase in recruiting expenses of $0.3 million.
Sales and Marketing. Sales and marketing expenses decreased by $0.5 million, or 7%, from 2022 compared to 2023. The decrease was primarily due to a reduction in payments made to third party intermediaries as a result of the decrease in the Funds’ average AUM period over period.
Mutual Fund Administration. Mutual fund administration expenses decreased by less than $0.1 million, or 1%, from 2022 compared to 2023. Mutual fund administration expenses consist of both variable and fixed expenses. The variable expenses are based on Fund AUM levels and the number of shareholder accounts. The decrease was due to a reduction in variable expenses as a result of the decrease in the Funds’ average AUM period over period.
Expenses - 2022 Compared to 2021
Compensation and Related Costs, Excluding Deferred Compensation Expense (Benefit). Employee compensation and benefits decreased by $3.1 million, or 4%, from 2021 compared to 2022. This decrease is due to a decrease in accrued incentive compensation of $6.2 million and a decrease in other compensation expense of $0.7 million, which was partially offset by an increase in restricted stock expense of $3.3 million related to restricted stock grants issued in February of 2022 under the Company’s long-term incentive program, and an increase in salary and related benefits of $0.5 million. On average, the Company had 129 employees in 2022 and 126 in 2021. Incentive compensation expense can fluctuate significantly period over period as the Company evaluates investment performance, individual performance, its own performance, and other factors.

Deferred Compensation Expense (Benefit). Deferred compensation benefit was $4.4 million for 2022 compared to an expense of $7.1 million for 2021.

The gain (loss) on the Deferred Compensation Plans’ investments increases (decreases) deferred compensation expense (benefit) and is included in operating income. Deferred compensation expense (benefit) is offset by an equal amount in investment income (loss) below net operating income on the consolidated statements of income, and thus, has no impact on net income attributable to the Company.

General and Administrative. General and administrative expenses for 2022 decreased by $0.4 million, or 3%, compared to 2021. This decrease was primarily due to a decrease of $0.7 million in consulting fees and $0.5 million of proxy solicitation fees related to the sale of the High Yield-Focused Advisory Contracts in 2021. That decrease was partially offset by a $0.5 million increase in investment research and related conference fees, a $0.1 million increase in insurance expense, and a $0.2 million increase in IT staffing, hardware, and software expenses.

Sales and Marketing. Sales and marketing expenses for 2022 decreased by $0.5 million, or 7%, compared to 2021. The decrease was primarily due to decreases of $0.9 million in payments made to third-party intermediaries related to the sale of the Funds on their platforms, and $0.2 million related to its distribution technology platform and related external data costs. The decrease was partially offset by an increase of $0.6 million in sales-related travel expenses.

Mutual Fund Administration. Mutual fund administration expenses for 2022 decreased by $0.3 million, or 8%, compared to 2021. Mutual fund administration expenses consist of both variable and fixed expenses. The variable expenses are based on Fund AUM levels and the number of shareholder accounts. The decrease was due to a reduction in variable expenses as a result of the decrease in the Funds’ average AUM period-over-period.

Liquidity and Capital Resources
Sources of Liquidity
The Company’s current financial condition is liquid, with a significant amount of its assets comprised of cash and cash equivalents, investments, accounts receivable, and other current assets. The Company’s main source of liquidity is cash flows from operating activities, which are generated from investment advisory and mutual fund administration fees. Cash and cash equivalents, investments held directly by DHCM, accounts receivable, and other current assets represented $181.8 million and $182.9 million of total assets as of December 31, 2023, and 2022, respectively. The Company believes that these sources of liquidity, as well as its continuing cash flows from operating activities, will be sufficient to meet its current and future operating needs for the next 12 months.
Uses of Liquidity
The Company anticipates that its main uses of cash will be for operating expenses and seed capital to fund new and existing investment strategies. The Board and management regularly review various factors to determine whether the Company has capital in excess of that required for its business and what are the appropriate uses of any such excess capital, including share repurchases and/or the payment of dividends.
Share Repurchases
On May 10, 2023, the Board approved the 2023 Repurchase Program. The 2023 Repurchase Program authorizes management to repurchase up to $50.0 million of DHIL’s common shares in the open market and in private transactions in accordance with applicable securities laws. The 2023 Repurchase Program will expire on May 10, 2025, or upon the earlier completion of all authorized purchases under the program. As of December 31, 2023, $26.4 million remained available for repurchases under the 2023 Repurchase Program. Prior to the approval of the 2023 Repurchase Program, the Company repurchased shares under similar prior repurchase programs.
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
The following table summarizes the Company’s annual share repurchase transactions:

Year	Total Number of Shares Purchased	Average Price Paid Per Share Purchased	Purchase Price of Shares Purchased
2023	212,638	$162.81	$34,619,944
2022	217,009	178.45	38,726,007
2021	45,727	171.02	7,820,315
Total	475,374	$157.65	$81,166,266
Dividends
Fiscal 2023 was the 16th consecutive year that the Company paid a dividend.
A summary of cash dividends paid during the years ended December 31, 2023, 2022, and 2021 is presented below:

Year	Regular Dividend Per Share	Regular Dividend Total	Special Dividend Per Share	Special Dividend Total	Total Dividend Per Share	Total Dividends
2023	$6.00	$17,676,364	$—	$—	$6.00	$17,676,364
2022	$6.00	18,637,238	$4.00	12,059,669	$10.00	30,696,907
2021	$4.00	12,700,876	$19.00	60,260,100	$23.00	72,960,976
Total		$49,014,478		$72,319,769		$121,334,247
On February 28, 2024, the Board approved a regular quarterly dividend for the first quarter of 2024 of $1.50 per share to be paid on March 22, 2024, to shareholders of record as of March 11, 2024. This dividend is expected to reduce shareholders’ equity by approximately $4.3 million. Subject to Board approval and compliance with applicable law, the Company expects to pay a regular quarterly dividend of $1.50 per share in 2024.

In addition to the regular quarterly dividends, the Board will decide whether to approve and pay an additional special dividend in the fourth quarter of each fiscal year. After assessing the current market environment, the level of share repurchases during the year, as well as the regular dividend paid during 2023, the Company decided not to issue a special dividend in 2023. Although the Company currently expects to continue to pay regular quarterly dividends, depending on the circumstances and the Board’s judgment, the Company may not pay quarterly or special dividends as described.
Working Capital
As of December 31, 2023, the Company had working capital of approximately $146.1 million, compared to $144.9 million as of December 31, 2022. Working capital includes cash and cash equivalents, accounts receivable, investments (excluding those held in the Company’s Deferred Compensation Plans), and other current assets of DHCM, net of accounts payable and accrued expenses, accrued incentive compensation, and other current DHCM liabilities.
The Company had no debt and the Company believes its available working capital is sufficient to cover current expenses and presently anticipated capital expenditures.
Below is a summary of investments as of December 31, 2023 and 2022:

	As of December 31,
	2023	2022
Corporate Investments:
Diamond Hill International Fund	$52,763,714	$36,084,204
Diamond Hill Core Bond Fund	34,003,006	41,315,982
Diamond Hill Micro Cap Fund, LP	12,482,396	9,690,916
Diamond Hill Large Cap Concentrated Fund	12,402,576	10,571,463
Total Corporate Investments	111,651,692	97,662,565
Deferred Compensation Plan Investments in the Funds	36,087,170	30,744,990
Total investments held by DHCM	147,738,862	128,407,555
Redeemable noncontrolling interest in the Consolidated Fund	—	17,268,156
Total investments	$147,738,862	$145,675,711

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
In 2023, net cash provided by operating activities totaled $34.7 million. Cash provided by operating activities was primarily driven by net income of $43.1 million as well as non-cash adjustments added back to net income consisting of share-based compensation of $11.7 million and depreciation of $1.3 million. These cash inflows were partially offset by the net change in securities held by the Consolidated Funds of $10.9 million and the cash impact of timing differences in the settlement of other assets and liabilities of $10.5 million. Net cash provided by operating activities of $34.7 million was inclusive of $9.8 million of cash used in operations by the Consolidated Funds.
In 2022, net cash provided by operating activities totaled $39.5 million. Cash provided by operating activities was primarily driven by net income of $36.9 million, and the add backs of net losses on investments of $24.5 million, share-based compensation of $10.7 million, and market declines of $1.4 million. These cash inflows were partially offset by the net change in securities held by the Consolidated Funds of $14.0 million, the cash impact of timing differences in the settlement of other assets and liabilities of $13.2 million, and the adjustment to net income of $6.8 million for the gain on sale of the High Yield-

Focused Advisory Contracts. Net cash provided by operating activities of $39.5 million was inclusive of $9.5 million of cash used in operations by the Consolidated Funds.

In 2021, net cash provided by operating activities totaled $26.3 million. Cash provided by operating activities was primarily driven by net income of $75.6 million, the add back of share-based compensation of $7.4 million, depreciation of $1.3 million, and the cash impact of timing differences in the settlement of assets and liabilities of $12.3 million. These cash inflows were partially offset by net securities purchased by the Consolidated Funds of $50.4 million, net gains on investments of $10.9 million, and the adjustment to net income of $9.0 million for the gain on sale of the High Yield-Focused Advisory Contracts. Net cash provided by operating activities of $26.3 million was inclusive of $50.3 million of cash used in operations by the Consolidated Funds.
Cash Flows from Investing Activities
The Company’s cash flows from investing activities consist primarily of capital expenditures and purchases and redemptions in its investment portfolio.
Cash flows used in investing activities totaled $4.2 million in 2023. Cash flows used in investing activities were driven by purchases of Company-sponsored investments of $19.5 million, partially offset by proceeds from the sale of Company-sponsored investments totaling $15.3 million.
Cash flows provided by investing activities totaled $6.0 million in 2022. The cash provided was due to proceeds from the sale of Company-sponsored investments totaling $6.9 million and $6.8 million of proceeds received from the final payment for the sale of the High Yield-Focused Advisory Contracts. These proceeds were partially offset by purchases of Company-sponsored investments of $7.6 million and property and equipment purchases of $0.1 million.

Cash flows provided by investing activities totaled $27.3 million in 2021. The cash provided was due to proceeds from the sale of Company-sponsored investments totaling $40.8 million and $9.0 million of proceeds received from the sale of the High Yield-Focused Advisory Contracts. These proceeds were partially offset by purchases of Company-sponsored investments of $21.4 million and property and equipment purchases (primarily capitalized software) of $1.1 million.
Cash Flows from Financing Activities
The Company’s cash flows from financing activities consist primarily of the repurchase of DHIL common shares, dividends paid on DHIL common shares, DHIL common shares withheld related to employee tax withholding proceeds received under the Diamond Hill Investment Group, Inc. Employee Stock Purchase Plan (“ESPP”), and distributions to, or contributions from, redeemable noncontrolling interest holders.
In 2023, net cash used in financing activities totaled $46.7 million, consisting of repurchases of DHIL’s common shares of $34.6 million, the payment of dividends of $17.7 million, and the value of shares withheld to cover employee tax withholding obligations of $5.2 million. These cash outflows were partially offset by net subscriptions received in the Consolidated Funds from redeemable non-controlling interest holders of $10.4 million and proceeds received under the ESPP of $0.4 million.
In 2022, net cash used in financing activities totaled $62.9 million, consisting of repurchases of DHIL’s common shares of $38.7 million, the payment of dividends of $30.7 million, and the value of shares withheld to cover employee tax withholding obligations of $3.4 million. These cash outflows were partially offset by net subscriptions received in the Consolidated Funds from redeemable non-controlling interest holders of $9.5 million and proceeds received under the ESPP of $0.5 million.

In 2021, net cash used in financing activities totaled $71.5 million, consisting of the payment of dividends of $73.0 million, repurchases of DHIL’s common shares of $7.8 million, and $1.6 million of shares withheld related to employee tax withholding obligations. These cash outflows were partially offset by net subscriptions received in the Consolidated Funds from redeemable non-controlling interest holders of $10.3 million and proceeds received under the ESPP of $0.6 million.

Supplemental Consolidated Cash Flow Statement
The following table summarizes the condensed cash flows for 2023, 2022, and 2021 that are attributable to the Company and to the Consolidated Funds, and the related eliminations required in preparing the consolidated financial statements.

	Year Ended December 31, 2023
	Cash flow attributable to Diamond Hill Investment Group, Inc.	Cash flow attributable to Consolidated Funds	Eliminations	As reported on the Consolidated Statement of Cash Flows
Cash flows from operating activities:
Net income (loss)	$42,226,422	$3,818,572	$(2,959,446)	$43,085,548
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,289,315	—	—	1,289,315
Share-based compensation	11,691,890	—	—	11,691,890
Net (gains) losses on investments	(15,677,551)	(3,818,572)	2,959,446	(16,536,677)
Net change in securities held by Consolidated Funds	—	(10,930,911)	—	(10,930,911)
Other changes in assets and liabilities	4,959,742	1,110,217	—	6,069,959
Net cash provided by (used in) operating activities	44,489,818	(9,820,694)	—	34,669,124
Net cash used in investing activities	(3,675,461)	—	(530,163)	(4,205,624)
Net cash provided by (used in) financing activities	(57,017,780)	$9,820,694	$530,163	(46,666,923)
Net change during the year	(16,203,423)	—	—	(16,203,423)
Cash and cash equivalents at beginning of year	63,195,302	—	—	63,195,302
Cash and cash equivalents at end of year	$46,991,879	—	—	$46,991,879

	Year Ended December 31, 2022
	Cash flow attributable to Diamond Hill Investment Group, Inc.	Cash flow attributable to Consolidated Funds	Eliminations	As reported on the Consolidated Statement of Cash Flows
Cash flows from Operating Activities:
Net income (loss)	$40,434,107	$(11,739,448)	$8,176,103	$36,870,762
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,377,610	—	—	1,377,610
Share-based compensation	10,660,673	—	—	10,660,673
Gain on sale of High Yield-Focused Advisory Contracts	(6,813,579)	—	—	(6,813,579)
Net (gains) losses on investments	21,552,322	11,739,448	(8,819,876)	24,471,894
Net change in securities held by Consolidated Funds	—	(14,039,687)	—	(14,039,687)
Other changes in assets and liabilities	(17,563,539)	4,518,501	—	(13,045,038)
Net cash provided by (used in) operating activities	49,647,594	(9,521,186)	(643,773)	39,482,635
Net cash provided by investing activities	5,330,622	—	703,249	6,033,871
Net cash provided by (used in) financing activities	(72,333,307)	$9,521,186	$(59,476)	(62,871,597)
Net change during the year	(17,355,091)	—	—	(17,355,091)
Cash and cash equivalents at beginning of year	80,550,393	—	—	80,550,393
Cash and cash equivalents at end of year	$63,195,302	—	—	$63,195,302

	Year Ended December 31, 2021
	Cash flow attributable to Diamond Hill Investment Group, Inc.	Cash flow attributable to Consolidated Funds	Eliminations	As reported on the Consolidated Statement of Cash Flows
Cash flows from Operating Activities:
Net income (loss)	$74,200,609	$5,851,988	$(4,463,058)	$75,589,539
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,281,420	—	—	1,281,420
Share-based compensation	7,415,170	—	—	7,415,170
Gain on sale of High Yield-Focused Advisory Contracts	(9,000,000)	—	—	(9,000,000)
Net (gains) losses on investments	(7,599,548)	(5,851,988)	2,572,878	(10,878,658)
Net change in securities held by Consolidated Funds	—	(50,430,607)	—	(50,430,607)
Other changes in assets and liabilities	12,209,848	125,525	—	12,335,373
Net cash provided by (used in) operating activities	78,507,499	(50,305,082)	(1,890,180)	26,312,237
Net cash provided by (used in) investing activities	(14,631,872)	—	41,896,371	27,264,499
Net cash provided by (used in) financing activities	(81,803,436)	$50,305,082	$(40,006,191)	(71,504,545)
Net change during the year	(17,927,809)	—	—	(17,927,809)
Cash and cash equivalents at beginning of year	98,478,202	—	—	98,478,202
Cash and cash equivalents at end of year	$80,550,393	—	—	$80,550,393

Material Cash Commitments
The Company’s material cash commitments consist of its obligations under its Deferred Compensation Plans, lease obligations, and other contractual amounts that will be due for the purchase of goods and services to be used in its operations. Some of these contractual amounts may be cancellable under certain conditions and may involve termination fees. The Company expects to fund these cash commitments with future cash flow from operations and its Deferred Compensation Plans’ investments in the Funds.
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

Non-GAAP Financial Measures and Reconciliation
As a supplement to information calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”), the Company is providing certain financial measures that are based on methodologies other than GAAP (“non-GAAP”). Management believes the non-GAAP financial measures below are useful measures of the Company’s core business activities, are important metrics in estimating the value of an asset management business, and help facilitate comparisons to Company operating performance across periods. These non-GAAP financial measures should not be used as a substitute for financial measures calculated in accordance with GAAP and may be calculated differently by other companies. The following schedules reconcile the differences between financial measures calculated in accordance with GAAP to non-GAAP financial measures for the years ended December 31, 2023, 2022, and 2021, respectively.

	Year Ended December 31, 2023
(in thousands, except percentages and per share data)	Total operating expenses	Net operating income	Total non-operating income	Income tax expense(5)	Net income attributable to common shareholders	Earnings per share attributable to common shareholders - diluted	Net operating profit margin
GAAP Basis	$101,212	$35,504	$23,071	$15,490	$42,226	$14.32	26%
Non-GAAP Adjustments:
Deferred compensation liability(1)	(5,600)	5,600	(5,600)	—	—	—	4%
Consolidated Funds(2)	—	330	(4,148)	(793)	(2,166)	(0.73)	—
Other investment income(4)	—	—	$(13,323)	(3,571)	(9,752)	(3.31)	—

Adjusted Non-GAAP Basis	$95,612	$41,434	—	$11,126	$30,308	$10.28	30%

	Year Ended December 31, 2022
(in thousands, except percentages and per share data)	Total operating expenses	Net operating income	Total non-operating loss	Income tax expense(5)	Net income attributable to common shareholders	Earnings per share attributable to common shareholders - diluted	Net operating profit margin
GAAP Basis	$90,165	$64,331	$(13,373)	$14,088	$40,434	$13.01	42%
Non-GAAP Adjustments:
Deferred compensation liability(1)	4,402	(4,402)	4,402	—	—	—	(3)%
Consolidated Funds(2)	—	423	11,317	2,113	6,063	1.95	—
Gain on sale of High Yield-Focused Advisory Contracts(3)	—	—	(6,814)	(1,761)	(5,053)	(1.63)	—
Other investment income(4)	—	—	$4,468	1,155	3,313	1.07	—

Adjusted Non-GAAP Basis	$94,567	$60,352	—	$15,595	$44,757	$14.40	39%

	Year Ended December 31, 2021
(in thousands, except percentages and per share data)	Total operating expenses	Net operating income	Total non-operating income	Income tax expense(5)	Net income attributable to common shareholders	Earnings per share attributable to common shareholders - diluted	Net operating profit margin
GAAP Basis	$105,936	$76,258	$25,381	$26,050	$74,201	$23.34	42%
Non-GAAP Adjustments:
Deferred compensation liability(1)	(7,082)	7,082	(7,082)	—	—	—	4%
Consolidated Funds(2)	—	340	(6,192)	(1,160)	(3,304)	(1.04)	—%
Gain on sale of High Yield-Focused Advisory Contracts(3)	—	—	(9,000)	(2,339)	(6,661)	(2.10)	—%
Other investment income(4)	—	—	$(3,107)	(808)	(2,299)	(0.72)	—%

Adjusted Non-GAAP Basis	$98,854	$83,680	—	$21,743	$61,937	$19.48	46%
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
(3) This non-GAAP adjustment removes the impact of the gain on the sale of the High Yield-Focused Advisory Contracts. The sale of the High Yield-Focused Advisory Contracts was a discrete transaction, thus, the Company believes that removing the impact of the gain helps readers understand the Company’s core operating results and improves comparability period to period.
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
(5) The income tax expense impacts were calculated and resulted in an overall non-GAAP effective tax rate of 26.8% for 2023, 25.8% for 2022 and 26.0% for 2021.

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
Revenue Recognition on Performance-Based Advisory Contracts. DHCM has certain investment advisory contracts in which a portion of the fees are based on investment performance achieved in the respective client portfolio in excess of a specified hurdle rate. These fees are calculated based on client investment results over rolling five-year periods. The Company records performance-based fees at the end of the contract measurement period because the performance-based fees earned are constrained based on movements in the financial markets.
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
The Company invests in its investment strategies, which are market risk sensitive financial instruments. These investments have inherent market risk in the form of price risk due to the potential future loss of value that would result from a decline in their fair value. Market prices fluctuate, and the amount realized upon subsequent sale may differ significantly from the reported market value.
The table below summarizes the Company’s market risks as of December 31, 2023, and shows the effects of a hypothetical 10% increase and decrease in investments.

	Fair Value as of December 31, 2023	Fair Value Assuming a Hypothetical 10% Increase	Fair Value Assuming a Hypothetical 10% Decrease
Equity investments	$110,296,156	$121,325,772	$99,266,540
Fixed Income investments	37,442,706	41,186,977	33,698,435
Total	$147,738,862	$162,512,749	$132,964,975

ITEM 8.	Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (KPMG LLP, Columbus, OH, Auditor Firm ID: 185)	40
Consolidated Balance Sheets as of December 31, 2023 and 2022	42
Consolidated Statements of Income for the years ended December 31, 2023, December 31, 2022, and December 31, 2021	43
Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest for the years ended December 31, 2023, December 31, 2022, and December 31, 2021	44
Consolidated Statements of Cash Flows for the years ended December 31, 2023, December 31, 2022, and December 31, 2021	45
Notes to Consolidated Financial Statements	46

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Diamond Hill Investment Group, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Diamond Hill Investment Group, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, shareholders’ equity and redeemable noncontrolling interest, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 29, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of the assets under management data used in the calculation of investment advisory fee revenue for separately managed accounts (excluding performance-based fees), collective investment trusts and other pooled vehicles.
As discussed in Note 2 to the consolidated financial statements, the Company recognizes investment advisory revenue for its separately managed accounts (excluding performance-based fees), collective investment trusts and other pooled vehicles based on a percentage of its assets under management (AUM). The Company recognized $38.0 million in investment advisory fees related to separately managed accounts (excluding performance-based fees), collective investment trusts and other pooled vehicles during the year ended December 31, 2023. AUM is an input to the calculation of the investment advisory fee revenue. Specifically, as it pertains to these accounts, the inputs to the AUM calculation and the calculated AUM value are transmitted through multiple information technology (IT) systems used in the calculation of investment advisory fee revenue.

We identified the evaluation of the AUM data used in the calculation of separately managed accounts (excluding performance-based fees), collective investment trusts and other pooled vehicles investment advisory fee revenue as a critical audit matter. There is a high degree of auditor judgment required to perform procedures to address the Company’s use of multiple IT systems to maintain the AUM data, including the use of professionals with specialized skills and knowledge to test the AUM data processed through multiple IT systems.
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

Columbus, Ohio
February 29, 2024

Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$46,991,879	$63,195,302
Investments	147,738,862	145,675,711
Accounts receivable	18,051,241	17,329,034
Prepaid expenses	3,509,460	3,435,269
Income taxes receivable	1,620,864	1,463,547
Property and equipment, net of depreciation	2,591,604	4,348,341
Deferred taxes	11,590,438	14,374,206
Total assets	$232,094,348	$249,821,410
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$6,190,370	$9,177,977
Accrued incentive compensation	29,500,000	32,100,000
Deferred compensation	36,087,170	30,744,990
Total liabilities	71,777,540	72,022,967
Redeemable noncontrolling interest	—	14,126,198
Permanent Shareholders’ Equity
Common shares, no par value: 7,000,000 shares authorized; 2,823,076 issued and outstanding at December 31, 2023 (inclusive of 190,172 unvested shares); 3,010,457 issued and outstanding at December 31, 2022 (inclusive of 219,459 unvested shares)	22,164,410	51,688,631
Preferred stock, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred equity compensation	(15,392,418)	(17,011,144)
Retained earnings	153,544,816	128,994,758
Total permanent shareholders’ equity	160,316,808	163,672,245
Total liabilities and shareholders’ equity	$232,094,348	$249,821,410
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income

	Year Ended December 31,
	2023	2022	2021
REVENUES:
Investment advisory	$129,179,500	$144,325,517	$170,137,609
Mutual fund administration, net	7,536,871	10,170,502	12,056,228
Total revenue	136,716,371	154,496,019	182,193,837
OPERATING EXPENSES:
Compensation and related costs, excluding deferred compensation expense (benefit)	70,730,640	70,505,216	73,591,327
Deferred compensation expense (benefit)	5,599,880	(4,402,265)	7,082,153
General and administrative	14,935,033	13,606,922	14,020,836
Sales and marketing	6,684,410	7,159,686	7,659,423
Mutual fund administration	3,262,421	3,294,983	3,581,960
Total operating expenses	101,212,384	90,164,542	105,935,699
NET OPERATING INCOME	35,503,987	64,331,477	76,258,138
NON-OPERATING INCOME (LOSS)
Investment income (loss), net	23,071,441	(20,186,511)	16,381,216
Gain on sale of High Yield-Focused Advisory Contracts	—	6,813,579	9,000,000
Total non-operating income (loss)	23,071,441	(13,372,932)	25,381,216
NET INCOME BEFORE TAXES	58,575,428	50,958,545	101,639,354
Income tax expense	(15,489,880)	(14,087,783)	(26,049,815)
NET INCOME	43,085,548	36,870,762	75,589,539
Net loss (income) attributable to redeemable noncontrolling interest	(859,126)	3,563,345	(1,388,930)
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$42,226,422	$40,434,107	$74,200,609
Earnings per share attributable to common shareholders
Basic	$14.32	$13.01	$23.34
Diluted	$14.32	$13.01	$23.34
Weighted average shares outstanding
Basic	2,948,625	3,107,604	3,179,497
Diluted	2,948,625	3,107,604	3,179,497
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest

	Shares Outstanding	Common Shares	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at December 31, 2020	3,168,823	$80,810,946	$(14,748,118)	$118,017,925	$184,080,753	$9,372,333
Issuance of restricted stock grants	69,879	11,105,508	(11,105,508)	—	—	—
Amortization of restricted stock grants	—	—	7,182,299	—	7,182,299	—
Common shares issued as incentive compensation	3,681	529,806	—	—	529,806	—
Issuance of common shares related to 401(k) plan match	506	87,667	—	—	87,667	—
Issuance of common shares related to employee stock purchase plan	4,278	748,472	—	—	748,472	—
Shares withheld related to employee tax withholding obligations	(10,057)	(1,625,413)	—	—	(1,625,413)	—
Forfeiture of restricted stock grants	(19,847)	(3,402,622)	3,402,622	—	—	—
Repurchases of common shares	(45,727)	(7,820,315)	—	—	(7,820,315)	—
Cash dividends paid of $23.00 per share	—	—	—	(72,960,976)	(72,960,976)	—
Net income	—	—	—	74,200,609	74,200,609	1,388,930
Net subscriptions of consolidated funds	—	—	—	—	—	10,298,891
Net deconsolidations of Company sponsored investments	—	—	—	—	—	(3,303,818)
Balance at December 31, 2021	3,171,536	$80,434,049	$(15,268,705)	$119,257,558	$184,422,902	$17,756,336
Issuance of restricted stock grants	76,143	13,436,439	(13,436,439)	—	—	—
Amortization of restricted stock grants	—	—	10,530,486	—	10,530,486	—
Common shares issued as incentive compensation	2,743	487,870	—	—	487,870	—
Issuance of common shares related to 401(k) plan match	211	37,313	—	—	37,313	—
Issuance of common shares related to employee stock purchase plan	3,392	619,159	—	—	619,159	—
Shares withheld related to employee tax withholding obligations	(19,302)	(3,436,678)	—	—	(3,436,678)	—
Forfeiture of restricted stock grants	(7,257)	(1,163,514)	1,163,514	—	—	—
Repurchases of common shares	(217,009)	(38,726,007)	—	—	(38,726,007)	—
Cash dividends paid of $10.00 per share	—	—	—	(30,696,907)	(30,696,907)	—
Net income (loss)	—	—	—	40,434,107	40,434,107	(3,563,345)
Net deconsolidations of Company sponsored investments	—	—	—	—	—	(9,528,503)
Net subscriptions of consolidated funds	—	—	—	—	—	9,461,710
Balance at December 31, 2022	3,010,457	$51,688,631	$(17,011,144)	$128,994,758	$163,672,245	$14,126,198
Issuance of restricted stock grants	59,578	11,131,853	(11,131,853)	—	—	—
Amortization of restricted stock grants	—	—	11,603,239	—	11,603,239	—
Issuance of common shares related to 401(k) plan match	99	16,344	—	—	16,344	—
Issuance of common shares related to employee stock purchase plan	2,904	482,097	—	—	482,097	—
Shares withheld related to employee tax withholding obligations	(30,204)	(5,131,262)	—	—	(5,131,262)	—
Forfeiture of restricted stock grants	(7,120)	(1,147,340)	1,147,340	—	—	—
Repurchases of common shares (inclusive of accrued excise tax of $255,969)	(212,638)	(34,875,913)	—	—	(34,875,913)	—
Cash dividends paid of $6.00 per share	—	—	—	(17,676,364)	(17,676,364)	—
Net income	—	—	—	42,226,422	42,226,422	859,126
Net deconsolidations of Company sponsored investments	—	—	—	—	—	(25,336,181)
Net subscriptions of consolidated funds	—	—	—	—	—	$10,350,857
Balance at December 31, 2023	2,823,076	$22,164,410	$(15,392,418)	$153,544,816	$160,316,808	—

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,085,548	$36,870,762	$75,589,539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,289,315	1,377,610	1,281,420
Share-based compensation	11,691,890	10,660,673	7,415,170
Increase (decrease) in accounts receivable	(3,393,686)	3,107,409	(2,666,551)
Change in current income taxes	(157,317)	(2,265,287)	1,058,278
Change in deferred income taxes	2,783,768	(4,526,654)	(1,410,106)
Gain on sale of High Yield-Focused Advisory Contracts	—	(6,813,579)	(9,000,000)
Net loss (gain) on investments	(16,536,677)	24,471,894	(10,878,658)
Net change in securities held by Consolidated Funds	(10,930,911)	(14,039,687)	(50,430,607)
Increase (decrease) in accrued incentive compensation	(2,600,000)	(4,647,548)	9,365,224
Increase (decrease) in deferred compensation	5,342,180	(6,603,304)	4,106,342
Other changes in assets and liabilities	4,095,014	1,890,346	1,882,186
Net cash provided by operating activities	34,669,124	39,482,635	26,312,237
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(21,705)	(101,454)	(1,104,981)
Purchase of Company sponsored investments	(19,469,955)	(7,606,958)	(21,395,411)
Proceeds from sale of Company sponsored investments	15,286,036	6,928,704	40,764,891
Proceeds from sale of High Yield-Focused Advisory Contracts	—	6,813,579	9,000,000
Net cash provided by (used in) investing activities	(4,205,624)	6,033,871	27,264,499
CASH FLOWS FROM FINANCING ACTIVITIES:
Value of shares withheld related to employee tax withholding obligations	(5,131,262)	(3,436,678)	(1,625,413)
Payment of dividends	(17,676,364)	(30,696,907)	(72,960,976)
Net subscriptions received from redeemable noncontrolling interest holders	10,350,857	9,461,710	10,298,891
Repurchase of common shares	(34,619,944)	(38,726,007)	(7,820,315)
Proceeds received under employee stock purchase plan	409,790	526,285	603,268
Net cash used in financing activities	(46,666,923)	(62,871,597)	(71,504,545)
CASH AND CASH EQUIVALENTS
Net change during the year	(16,203,423)	(17,355,091)	(17,927,809)
At beginning of year	63,195,302	80,550,393	98,478,202
At end of year	$46,991,879	$63,195,302	$80,550,393
Supplemental cash flow information:
Income taxes paid	$12,863,429	$20,879,724	$26,401,643
Supplemental disclosure of non-cash transactions:
Common stock issued as incentive compensation	—	$487,870	$529,806
Charitable donation of corporate investments	—	—	$366,555
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Notes to Consolidated Financial Statements

Note 1 Business and Organization
DHIL derives its consolidated revenues and net income from investment advisory and fund administration services provided by DHCM. DHCM is a registered investment adviser. DHCM is the investment adviser and administrator for the Funds. DHCM also provides investment advisory services to DHMF, a private fund, separately managed accounts, CITs, other pooled vehicles including sub-advised funds, and model delivery programs.
Note 2 Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the SEC and in accordance with the instructions to Form 10-K. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading.
These consolidated financial statements reflect, in the opinion of the Company, all material adjustments (which include only normal recurring adjustments) necessary to fairly present the Company’s financial position as of December 31, 2023 and 2022, and results of operations for the years ended December 31, 2023, 2022 and 2021.
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
Principles of Consolidation
The accompanying consolidated financial statements include the operations of DHIL and its consolidated subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.
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
DHIL consolidates those subsidiaries and investments over which it has a controlling interest. The Company is generally deemed to have a controlling interest when it owns the majority of the voting interest of a voting rights entity (“VRE”) or is deemed to be the primary beneficiary of a variable interest entity (“VIE”). A VIE is an entity that lacks sufficient equity to finance its activities, or any entity whose equity holders do not have defined power to direct the activities of the entity normally associated with an equity investment. The Company’s analysis to determine whether an entity is a VIE or a VRE involves judgment and consideration of several factors, including an entity’s legal organization, equity structure, the rights of the investment holders, the Company’s ownership interest in the entity, and the Company’s contractual involvement with the entity. The Company continually reviews and reconsiders its controlling interest, VIE or VRE conclusions upon the occurrence of certain events, such as changes to its ownership interest, or amendments to contract documents.
The Company performs its consolidation analysis at the individual Fund level and has concluded that the Funds are VREs because the structure of the Funds is such that the shareholders are deemed to have the power through voting rights to direct the activities that most significantly impact each Fund’s economic performance. The Funds are consolidated if DHIL ownership, directly or indirectly, represents a majority interest (greater than 50%). The Company records redeemable noncontrolling interests in consolidated investments for which the Company’s ownership is less than 100%. As of December 31, 2023, the Company has not consolidated any of the Funds. As of December 31, 2022, the Company consolidated the Diamond Hill International Fund. As of December 31, 2021, the Company consolidated the Diamond Hill International Fund and the Diamond Hill Large Cap Concentrated Fund. The Company deconsolidated the Diamond Hill International Fund during the year ended December 31, 2023 and deconsolidated the Diamond Hill Large Cap Concentrated Fund during the year ended December 31, 2022, as the Company’s ownership declined to less than 50% during each of these years. The Company also deconsolidated the Diamond Hill Global Fund during the year ended December 31, 2021, as the Fund was liquidated on December 17, 2021. The Fund(s) consolidated during the applicable period are referred to as the “Consolidated Fund(s).”
DHCM is the investment advisor of DHMF and is the managing member of Diamond Hill Fund GP, LLC (the “General Partner”), which is the general partner of DHMF. DHCM is wholly-owned by, and consolidated with, DHIL. Further, through its control of the General Partner, DHCM has the power to direct DHMF’s economic activities and the right to receive investment advisory fees from DHMF that may be significant. DHMF commenced operations on June 1, 2021, and its underlying assets consist primarily of marketable securities.
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
Segment Information
Management has determined that the Company operates in a single business segment, which is providing investment advisory and related services to clients through pooled vehicles, including the Funds and DHMF, separately managed accounts, CITs, other pooled vehicles including sub-advised funds, and model delivery programs. Therefore, the Company does not present disclosures relating to operating segments in annual or interim financial statements.
Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and money market mutual funds held by DHCM. The Company considers all highly liquid temporary cash instruments with an original maturity of three months or less to be cash equivalents. The Company places its cash on deposit with U.S. financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company’s credit risk in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amount on deposit. Management monitors the financial institutions’ creditworthiness in conjunction with balances on deposit to minimize risk. The Company from time to time may have amounts on deposit in excess of the insured limits. As of December 31, 2023, the Company had $2.8 million and $44.2 million in demand deposits and money market mutual funds, respectively. As of December 31, 2022, the Company had $2.8 million and $60.4 million in demand deposits and money market mutual funds, respectively.

Accounts Receivable
The Company records accounts receivable when they are due and presents them on the balance sheet net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of the individual or entity that owes the receivable. No allowance for doubtful accounts was deemed necessary at either December 31, 2023 or 2022. Accounts receivable from the Funds were $9.1 million and $9.3 million as of December 31, 2023 and 2022, respectively.
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
Property and Equipment
Property and equipment, consisting of leasehold improvements, right-of-use lease assets, computer equipment, capitalized software, furniture, and fixtures are carried at cost less accumulated depreciation. Accumulated depreciation was $10.2 million and $8.9 million as of December 31, 2023 and 2022, respectively. Depreciation is calculated using the straight-line method over the estimated lives of the assets.
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
Revenue Recognition – General
The Company recognizes revenue when DHCM satisfies performance obligations under the terms of a contract with a client. The Company earns substantially all of its revenue from DHCM investment advisory and fund administration contracts. Investment advisory and fund administration fees, generally calculated as a percentage of AUM, are recorded as revenue as services are performed. In addition to fixed fees based on a percentage of AUM, certain client accounts also provide periodic performance-based fees.
Revenue from contracts with clients that was earned during the years ended December 31, 2023, 2022 and 2021 include:

	Year Ended December 31, 2023
	Investment advisory	Mutual fund administration, net	Total revenue
Diamond Hill Funds	$84,810,452	$7,536,871	$92,347,323
Separately managed accounts, excluding performance-based fees	24,898,695	—	24,898,695
Performance-based fees	1,176,351	—	1,176,351
Other pooled vehicles	9,261,533	—	9,261,533
Model delivery	5,211,113	—	5,211,113
Collective investment trusts	3,821,356	—	3,821,356
	$129,179,500	$7,536,871	$136,716,371

	Year Ended December 31, 2022
	Investment advisory	Mutual fund administration, net	Total revenue
Diamond Hill Funds	$98,873,571	$10,170,502	$109,044,073
Separately managed accounts, excluding performance-based fees	26,200,724	—	26,200,724
Performance-based fees	1,500,225	—	1,500,225
Other pooled vehicles	9,410,541	—	9,410,541
Model delivery	5,910,061	—	5,910,061
Collective investment trusts	2,430,395	—	2,430,395
	$144,325,517	$10,170,502	$154,496,019

	Year Ended December 31, 2021
	Investment advisory	Mutual fund administration, net	Total revenue
Diamond Hill Funds	$113,602,317	$12,056,228	$125,658,545
Separately managed accounts, excluding performance-based fees	27,882,488	—	27,882,488
Performance-based fees	11,860,051	—	11,860,051
Other pooled vehicles	10,166,928	—	10,166,928
Model delivery	4,977,234	—	4,977,234
Collective investment trusts	1,648,591	—	1,648,591
	$170,137,609	$12,056,228	$182,193,837
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

Revenue Recognition – Performance-Based Fees
DHCM manages certain client accounts that pay performance-based fees. These fees are calculated based on client investment results over rolling five-year periods. The Company records performance-based fees when it is probable that a significant reversal of the revenue will not occur. During the years ended December 31, 2023, 2022, and 2021, the Company recorded $1.2 million, $1.5 million, and $11.9 million, respectively, in performance-based fees. The Company recorded $11.9 million of performance-based fees during the year ended December 31, 2021, as a significant performance-based agreement reached the end of its first five-year measurement period on September 30, 2021. After the initial five-year contract measurement term, the performance-based fee is calculated annually based on the client investment results over the recently completed five-year period. The Company’s next performance measurement period will be the twelve months ending September 30, 2024. AUM subject to performance-based fees was approximately $518.9 million as of December 31, 2023.
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
Mutual fund administration gross and net revenue are summarized below:

	Year Ended December 31,
	2023	2022	2021
Mutual fund administration:
Administration revenue, gross	$21,597,721	$25,188,386	$29,635,451
Fund related expense	(14,060,850)	(15,017,884)	(17,579,223)
Mutual fund administration revenue, net	$7,536,871	$10,170,502	$12,056,228
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
Recently Adopted Accounting Guidance
The Company did not adopt any new accounting guidance during the year ended December 31, 2023 that had a material effect on its financial position or results of operations.
Newly Issued But Not Yet Adopted Accounting Guidance

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, “Improvements to Income Tax Disclosures.” This update requires certain revisions to income tax disclosures, primarily disclosures related to rate reconciliation and income taxes paid. ASU 2023-09 is effective for financial statements issued for annual periods beginning after December 15, 2024. The Company does not believe that adoption of ASU 2023-09 will materially impact its financial statements.

Note 3 Investments
The following table summarizes the carrying value of the Company’s investments as of December 31, 2023 and 2022:

	As of December 31,
	2023	2022
Fair value investments:
Securities held in Consolidated Funds(a)	—	$54,740,993
Company-sponsored investments	$63,208,573	66,828,910
Company-sponsored equity method investments	84,530,289	24,105,808
Total Investments	$147,738,862	$145,675,711
(a) Of the securities held in the Consolidated Funds as of December 31, 2022, DHCM directly held $37.5 million and non-controlling shareholders held $17.2 million.
As of December 31, 2023, the Company did not consolidate any of the Funds. As of December 31, 2022, the Company consolidated the Diamond Hill International Fund. The Company deconsolidated the Diamond Hill International Fund during the year ended December 31, 2023, as the Company’s ownership declined to less than 50%.
The components of net investment income (loss) are as follows:

	For the Year Ended December 31,
	2023	2022	2021
Realized gains (losses)	$39,096	$(118,408)	$15,676,405
Change in unrealized	15,690,012	(24,082,672)	(2,352,649)
Dividends	7,517,393	4,193,792	3,221,448
Other loss	(175,060)	(179,223)	(163,988)
Investment income (loss), net	$23,071,441	$(20,186,511)	$16,381,216
Company-Sponsored Equity Method Investments
As of December 31, 2023, the Company’s equity method investments consisted of DHMF, the Diamond Hill International Fund, and the Diamond Hill Large Cap Concentrated Fund. The Company’s ownership percentage in each of these investments was 85%, 49%, and 47%, respectively. The Company’s ownership in DHMF, the Diamond Hill International Fund, and the Diamond Hill Large Cap Concentrated Fund includes $6.9 million of investments held in the Deferred Compensation Plans (as defined in Note 7).

As of December 31, 2022, the Company’s equity method investments consisted of DHMF and the Diamond Hill Large Cap Concentrated Fund, and the Company’s ownership percentage in each of these investments was 85% and 48%, respectively. The Company’s ownership in DHMF and the Diamond Hill Large Cap Concentrated Fund includes $3.8 million of investments from the Deferred Compensation Plans.
As of December 31, 2021, the Company’s only equity method investment was DHMF, which commenced operations on June 1, 2021. The Company’s ownership percentage in DHMF as of December 31, 2022 was 87%.
The following table includes the condensed summary financial information from the Company’s equity method investments as of December 31, 2023 and 2022, and for the years ended December 31, 2023, 2022, and 2021:

		As of December 31,
		2023	2022
Total assets		$162,145,182	$38,828,388
Total liabilities		4,551,099	278,675
Net assets		157,594,083	38,549,713
DHCM’s portion of net assets		$84,530,289	$24,105,808

	For the Year Ended December 31,
	2023	2022	2021
Investment income	$1,349,183	$413,528	$106,440
Expenses	460,670	134,478	37,820
Net realized gains	311,950	378,476	—
Change in unrealized	15,879,847	(402,230)	977,920
Net income	17,080,310	255,296	1,046,540
DHCM’s portion of net income (loss)	$9,728,056	$(405,393)	$914,855
The Company’s investments at December 31, 2023 and 2022 include its interest in DHMF, an unconsolidated VIE, as the Company is not deemed the primary beneficiary. The Company’s maximum risk of loss related to its involvement with DHMF is limited to the carrying value of its investment which was $17.7 million and $13.1 million as of December 31, 2023 and 2022, respectively.
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

The following table summarizes investments that are recognized in the Company’s consolidated balance sheet using fair value measurements (excludes investments classified as equity method investments) determined based upon the differing levels as of December 31, 2023 and 2022:

December 31, 2023	Level 1	Level 2	Level 3	Total
Cash equivalents	$44,171,397	—	—	$44,171,397
Fair value investments
Company-sponsored investments	63,208,573	—	—	63,208,573

December 31, 2022
Cash equivalents	60,412,001	—	—	60,412,001
Fair value investments
Securities held in Consolidated Funds(a)	21,542,950	$33,198,043	—	54,740,993
Company-sponsored investments	$66,828,910	—	—	$66,828,910
(a) Of the securities held in the Consolidated Funds as of December 31, 2022, the Company directly held $37.5 million and non-controlling shareholders held $17.2 million.
Changes to fair values of the investments are recorded in the Company’s consolidated statements of income as investment income (loss), net.
Note 5 Line of Credit
The Company has a committed Line of Credit Agreement (the “Credit Agreement”) with a commercial bank that matures on December 12, 2024, which permits the Company to borrow up to $25.0 million. Borrowings under the Credit Agreement bear interest at a rate equal to the Secured Overnight Financing Rate plus 1.10%. The Company pays a commitment fee on the unused portion of the facility, accruing at a rate per annum of 0.10%.
The proceeds of the Credit Agreement may be used by the Company and its subsidiaries for ongoing working capital needs, to seed new and existing investment strategies, and for other general corporate purposes. The Credit Agreement contains customary representations, warranties, and covenants.
The Company did not borrow under the Credit Agreement during the year ended December 31, 2023, and no borrowings were outstanding as of December 31, 2023.
Note 6 Capital Stock
Common Shares
DHIL has only one class of securities outstanding, common shares, no par value per share.
Authorization of Preferred Shares
DHIL’s Amended and Restated Articles of Incorporation authorize the issuance of 1,000,000 “blank check” preferred shares with such designations, rights, and preferences as may be determined from time to time by the Board. The Board is authorized, without shareholder approval, to issue preferred shares with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting or other rights of the holders of the common shares. There were no preferred shares issued or outstanding as of either December 31, 2023, or 2022.
Note 7 Compensation Plans
Share-Based Payment Transactions
The Company maintains the shareholder-approved Diamond Hill Investment Group, Inc. 2022 Equity and Cash Incentive Plan (the “2022 Plan”), which authorizes the issuance of 300,000 common shares of DHIL in various forms of equity awards. As of December 31, 2023, there were 234,952 common shares available for grants under the 2022 Plan. Previously, the Company issued equity awards under the Diamond Hill Investment Group, Inc. 2014 Equity and Cash Incentive Plan (the “2014 Plan”).

There are no longer any DHIL common shares available for issuance under the 2014 Plan, although certain grants previously made under the 2014 Plan remain issued and outstanding.

Restricted stock grants represent common shares issued and outstanding upon grant subject to vesting restrictions. The Company issues restricted stock grants that cliff vest after five years to all new Company employees upon hire and additional awards annually to key Company employees in the form of three-year graded vesting stock grants.

Restricted stock grants represent DHIL common shares issued and outstanding upon grant that remain subject to restrictions until specified vesting conditions are satisfied. The Company issues to all new Company employees upon hire restricted stock grants that cliff vest after five years. After the end of each year, the Company also issues to certain key employees restricted stock grants that vest ratably on an annual basis over three years.

Compensation and related costs, excluding deferred compensation expense (benefit) includes expenses related to restricted stock grants of $11.6 million, $10.5 million, and $7.2 million, for the years ended December 31, 2023, 2022, and 2021, respectively.
The following table represents a roll-forward of outstanding restricted stock and related activity for the year ended December 31, 2023:

	Shares	Weighted-Average Grant Date Price per Share
Outstanding Restricted Stock as of December 31, 2022	219,459	$165.62
Grants issued	59,578	186.85
Grants vested	(81,745)	183.64
Grants forfeited	(7,120)	161.14
Outstanding Restricted Stock as of December 31, 2023	190,172	$164.69
The weighted-average grant date price per share of restricted stock issued during the years ended December 31, 2022 and 2021 was $176.46 and $158.92, respectively. The total fair value of restricted stock vested, as of their respective vesting dates, during the years ended December 31, 2023, 2022, and 2021 was $13.8 million, $9.1 million, and $5.2 million, respectively.
Total deferred equity compensation related to unvested restricted stock grants was $15.4 million as of December 31, 2023. The recognition of compensation expense related to deferred compensation over the remaining vesting periods is as follows:

2024	2025	2026	2027	2028	Thereafter	Total
$8,956,756	$4,603,980	$1,299,220	$366,417	$165,854	$191	$15,392,418

Employee Stock Purchase Plan
Under the ESPP, eligible employees may purchase DHIL common shares at 85% of the fair market value on the last day of each offering period. Each offering period is approximately three months, which coincides with the Company’s fiscal quarters. During the year ended December 31, 2023, ESPP participants purchased 2,904 DHIL common shares for $0.4 million and the Company recorded $0.1 million of share-based payment expense related to these purchases. During the year ended December 31, 2022, ESPP participants purchased 3,392 DHIL common shares for $0.5 million and the Company recorded $0.1 million of share-based payment expense related to these purchases.
As of December 31, 2023, 89,426 DHIL common shares were reserved for future issuance through the ESPP.
Share Grant Transactions
The following table represents DHIL common shares issued as part of the Company’s incentive compensation program during the years ended December 31, 2023, 2022, and 2021:

	Shares Issued	Grant Date Value
December 31, 2023	—	—
December 31, 2022	2,743	$487,870
December 31, 2021	3,681	$529,806
401(k) Plan
The Company sponsors a 401(k) plan in which all Company employees are eligible to participate. Company employees may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company matches employee contributions equal to 250.0% of the first 6.0% of an employee’s compensation contributed to the plan. The Company may settle the 401(k) plan matching contributions in cash or common shares of the Company. After June 1, 2023, the Company made all matching contributions in cash. Employees vest ratably in the matching contributions over a five year period. The following table summarizes the Company’s expenses attributable to the 401(k) plan during the years ended December 31, 2023, 2022 and 2021:

	Shares Issued	Share Contributions	Cash Contributions	Total Company Contributions
December 31, 2023	99	$16,344	$3,067,630	$3,083,974
December 31, 2022	211	37,313	2,910,156	2,947,469
December 31, 2021	506	$87,667	$2,779,641	$2,867,308
Deferred Compensation Plans
Under the Deferred Compensation Plans, participants may elect to voluntarily defer, for a minimum of five years (subject to an earlier distribution in the case of the participant’s death or disability or a change in control of DHIL), certain incentive compensation that the Company may contribute into the Deferred Compensation Plans. Participants are responsible for designating investment options for the assets they contribute, and the distribution paid to each participant reflects any gains or losses on the assets realized in connection with the Deferred Compensation Plans. Assets held in the Deferred Compensation Plans are included in the Company’s investment portfolio, and the associated obligation to participants is included in deferred compensation liability. Deferred compensation liability was $36.1 million and $30.7 million as of December 31, 2023 and 2022, respectively.
Note 8 Operating Leases
The Company currently leases office space of approximately 37,829 square feet at one location.
As of December 31, 2023 and December 31, 2022, the carrying value of this right-of-use asset, which is included in property and equipment, was approximately $0.6 million and $1.1 million, respectively, net of deferred rent on the consolidated balance sheets. As of December 31, 2023 and December 31, 2022, the carrying value of the lease liability was approximately $0.8 million and $1.4 million, respectively, which is included in accounts payable and accrued expenses on the consolidated balance sheets.

The following table summarizes the total lease and the related operating expenses for the years ended December 31, 2023, 2022 and 2021:

For the year ended December 31,
2023	2022	2021
$908,516	$918,496	$932,637
Lease expense and the related operating expenses are recorded in general and administrative expenses on the consolidated statements of income.
The approximate future minimum lease payments under the operating lease are as follows:

Future Minimum Lease Payments by Year
2024	2025	Thereafter	Total
$624,179	$156,044	$—	$780,223
In addition to the above lease payments, the Company is also responsible for normal operating expenses of the property. These annual operating expenses were approximately $0.4 million in each of 2023, 2022, and 2021.

Note 9 Income Taxes
The provision for income taxes consists of:

	For the year ended December 31,
	2023	2022	2021
Current federal income tax provision	$9,974,451	$14,494,857	$20,987,801
Current state and local income tax provision	2,731,661	4,119,580	6,472,120
Deferred income tax expense (benefit)	2,783,768	(4,526,654)	(1,410,106)
Provision for income taxes	$15,489,880	$14,087,783	$26,049,815
The following table reconciles the statutory federal income tax rate to the Company’s effective income tax rate:

	2023	2022	2021
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	4.7	4.7	4.8
Internal revenue code section 162 limitations	1.3	1.5	0.9
Excess tax deficit on vesting of restricted stock	0.3	0.1	0.1
Income tax benefit from dividends paid on restricted stock	(0.5)	(0.9)	(1.0)
Other	—	(0.6)	0.2
Unconsolidated effective income tax rate	26.8%	25.8%	26.0%
Impact attributable to redeemable noncontrolling interest (a)	(0.4)	1.8	(0.4)
Effective income tax rate	26.4%	27.6%	25.6%
(a) The provision for income taxes includes expense (benefit) attributable to the fact that the Company’s operations include the Consolidated Funds, which are not subject to federal income taxes. Accordingly, a portion of the Company’s earnings are not subject to corporate tax levels.
Deferred income taxes and benefits arise from temporary differences between taxable income for financial statement and income tax return purposes. Net deferred tax assets consisted of the following as of December 31, 2023 and 2022:

	2023	2022
Stock-based compensation	$2,778,585	$3,416,038
Accrued compensation	10,715,239	9,297,425
Unrealized (gains) losses	(1,487,350)	2,362,688
Property and equipment	(422,062)	(712,794)
Other assets and liabilities	6,026	10,849
Net deferred tax assets	$11,590,438	$14,374,206
The net temporary differences incurred to date will reverse in future periods as the Company generates taxable earnings. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets recorded. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2023, no valuation allowance was deemed necessary.
FASB ASC 740, Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company recognizes tax benefits related to positions taken, or expected to be taken, on its tax returns, only if the positions are “more-likely-than-not” sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its financial statements. The Company did not record an accrual for tax-related uncertainties or unrecognized tax positions as of December 31, 2023 and 2022, respectively. The Company does not expect a change to the reserve for uncertain tax positions within the next twelve months that would have a material impact on the consolidated financial statements.
The Company and its subsidiaries file income tax returns with the Internal Revenue Service and the taxing authorities of various states.  Generally, the Company is subject to federal, state, and local examinations by tax authorities for the tax years ended December 31, 2019 through 2023.

Note 10 Earnings Per Share
The Company’s common shares outstanding consist of all shares issued and outstanding, including unvested restricted shares.  Basic and diluted EPS are calculated under the two-class method.  The following table sets forth the computation for basic and diluted EPS and reconciliation between basic and diluted shares outstanding:

	Year Ended December 31,
	2023	2022	2021
Net income	$43,085,548	$36,870,762	$75,589,539
Less: Net loss (income) attributable to redeemable noncontrolling interest	(859,126)	3,563,345	(1,388,930)
Net income attributable to common shareholders	$42,226,422	$40,434,107	$74,200,609

Weighted average number of outstanding shares - Basic	2,948,625	3,107,604	3,179,497
Weighted average number of outstanding shares - Diluted	2,948,625	3,107,604	3,179,497

Earnings per share attributable to common shareholders
Basic	$14.32	$13.01	$23.34
Diluted	$14.32	$13.01	$23.34

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

Note 12 Sale of the High Yield-Focused Investment Advisory Contracts
DHCM entered into an asset purchase agreement dated February 2, 2021 (the “Purchase Agreement”) with Brandywine Global, a specialist investment manager of Franklin Resources, Inc. The transaction closed on July 30, 2021, at which time Brandywine Global acquired the High Yield-Focused Advisory Contracts. After the closing, the Corporate Credit Fund and the High Yield Fund were renamed as the BrandywineGLOBAL Corporate Credit Fund and the BrandywineGLOBAL High Yield Fund (the “High Yield-Focused Funds”).
DHCM determined the gain on this transaction in accordance with FASB ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets. DHCM received an initial cash payment at closing of $9.0 million, which was included in gain on sale of High Yield-Focused Advisory Contracts in the consolidated statements of income during the third quarter of 2021.
Under the terms of the Purchase Agreement, DHCM received an additional payment of $6.8 million based on the net revenue of the High Yield-Focused Funds on July 30, 2022, effectively closing the transaction. The additional payment was included in gain on sale of High Yield-Focused Advisory Contracts in the consolidated statements of income during the third quarter of 2022.

Note 13 Subsequent Events
On February 28, 2024, the Board approved a quarterly cash dividend of $1.50 per share, payable on March 22, 2024, to shareholders of record as of March 11, 2024.

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.
The Company’s independent registered public accounting firm, KPMG LLP, has audited the Company’s 2023 and 2022 consolidated financial statements included in this Form 10-K and the Company’s internal control over financial reporting as of December 31, 2023, and has issued its Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements and the Company’s internal control over financial reporting, which is included in this Form 10-K.

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
Opinion on Internal Control Over Financial Reporting
We have audited Diamond Hill Investment Group, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, shareholders’ equity and redeemable noncontrolling interest, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 29, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Columbus, Ohio
February 29, 2024

ITEM 9B.	Other Information
During the quarter ended December 31, 2023, no director or officer (as defined under Rule 16a-1 of the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangements or any non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance
Information required by this Item 10 is incorporated herein by reference from the Company’s definitive proxy statement for its 2024 annual meeting of shareholders, which will be filed with the SEC no later than 120 days after December 31, 2023, pursuant to Regulation 14A of the Exchange Act (the “2024 Proxy Statement”), under the captions: “Delinquent Section 16(a) Reports”, “Proposal 1 - Election of Directors”, “Proposal 1 - Election of Directors - The Board of Directors and Committees”, “Proposal 1 - Election of Directors - Corporate Governance”, and “Proposal 1 - Election of Directors - Executive Compensation”.

ITEM 11.	Executive Compensation
Information required by this Item 11 is incorporated herein by reference from the 2024 Proxy Statement under the captions: “Proposal 1 - Election of Directors - The Board of Directors and Committees”, “Proposal 1 - Election of Directors - Corporate Governance”, and “Executive Compensation” (excluding the information under the subheadings “Pay Versus Performance Table,” “Tabular List of Important Financial Performance Measures” and “Analysis of Information Presented in the Pay Versus Performance Table”).

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The following table sets forth certain information concerning the Company's equity compensation plans at December 31, 2023:
Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	—	—	234,952
1

1 This amount reflects the common shares that may be issued under the 2022 Plan.
The other information required by this Item 12 is incorporated herein by reference from the 2024 Proxy Statement under the captions: “Security Ownership of Certain Beneficial Owners and Management” and “Proposal 1 – Election of Directors – Executive Compensation.”

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by this Item 13 is incorporated herein by reference from the 2024 Proxy Statement under the caption: “Proposal 1 – Election of Directors – Director Independence” and “Proposal 1 – Election of Directors – Corporate Governance”.

ITEM 14.	Principal Accountant Fees and Services
Information required by this Item 14 is incorporated herein by reference from the 2024 Proxy Statement under the caption: “Proposal 2 – Ratification of the Appointment of Independent Registered Public Accounting Firm”.

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

(3)	Exhibits:

3.1	Amended and Restated Articles of Incorporation of DHIL.

3.2	Amended and Restated Code of Regulations of the Company (incorporated by reference from Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on April 28, 2017; File No. 000-24498).

4.1	Description of DHIL Capital Stock (incorporated by reference from Exhibit 4.1 to the Annual Report on Form 10-K filed on February 27, 2020; file No. 000-24498).

10.1
Amended and Restated Investment Management Agreement between Diamond Hill Capital Management, Inc. and the Diamond Hill Funds dated November 17, 2011, as amended November 21, 2013 (incorporated by reference from Exhibit 28(d)(xi) to Form N-1A filed by Diamond Hill Funds as a 485BPOS on October 10, 2017; File Nos. 333-22075 and 811-08061).

10.2
Amended and Restated Administrative and Transfer Agency Services Agreement dated as of May 31, 2002, as amended January 1, 2016, between Diamond Hill Capital Management, Inc. and the Diamond Hill Funds (incorporated by reference from Exhibit 28(h)(vii) to Form N-1A filed by Diamond Hill Funds as a 485BPOS on October 10, 2017; File Nos. 333-22075 and 811-08061).

10.3*
Diamond Hill Investment Group, Inc. 2014 Equity and Cash Incentive Plan. (incorporated by reference from Exhibit 10.1 to the Registration Statement on Form S-8 filed with the SEC on June 27, 2014; File No 333-197064).

10.4*
Diamond Hill Investment Group, Inc. 2014 Equity and Cash Incentive Plan Form of Restricted Stock Award Agreement - Employee New Hire (incorporated by reference from Exhibit 10.4 to the Annual Report on Form 10-K filed with the SEC on February 21, 2019; File No. 000-24498).

10.5*
Diamond Hill Investment Group, Inc. 2014 Equity and Cash Incentive Plan Form of Restricted Stock Award Agreement - Employee Long-Term Incentive (incorporated by reference from Exhibit 10.14 to the Annual Report on Form 10-K filed with the SEC on February 25, 2022; File No. 000-24498).

10.6*
Diamond Hill Investment Group, Inc. 2014 Equity and Cash Incentive Plan Form of Restricted Stock Award Agreement - Director (incorporated by reference from Exhibit 10.15 to the Annual Report on Form 10-K filed with the SEC on February 25, 2022; File No. 000-24498).

10.7*
Diamond Hill Investment Group, Inc. 2022 Equity and Cash Incentive Plan (incorporated by reference from Exhibit 99.1 to the Registration Statement on Form S-8 filed with the SEC on June 14, 2022; File No 333-265582).

10.8*
2022 Equity and Cash Incentive Plan Form of Restricted Stock Award Agreement - Employee New Hire (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on July 28, 2022; File No. 000-24498).

10.9*
2022 Equity and Cash Incentive Plan Form of Restricted Stock Award Agreement - Employee Long-Term Incentive (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on July 28, 2022; File No. 000-24498).

10.10*
2022 Equity and Cash Incentive Plan Form of Restricted Stock Award Agreement - Director (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on July 28, 2022; File No. 000-24498).

10.11*	Diamond Hill Fixed Term Deferred Compensation Plan (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 30, 2013; File No. 000-24498).

10.12*	Diamond Hill Variable Term Deferred Compensation Plan (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 30, 2013; File No. 000-24498).

10.13*
First Amendment to the Diamond Hill Fixed Term Deferred Compensation Plan (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 28, 2013; File No. 000-24498).

10.14*
First Amendment to the Diamond Hill Variable Term Deferred Compensation Plan (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 28, 2013; File No. 000-24498).

10.15*	Second Amendment to the Diamond Hill Variable Term Deferred Compensation Plan.

10.16*	Third Amendment to the Diamond Hill Variable Term Deferred Compensation Plan.

10.17*
Employment Agreement between Heather E. Brilliant and Diamond Hill Capital Management, Inc., dated October 26, 2021 (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on October 26, 2021; File No. 000-24498).

10.18*
Amendment to Employment Agreement for Heather E. Brilliant, dated March 31, 2023 (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2023; File No. 000-24498).

10.19*	Amendment No. 2 to Employment Agreement between Heather E. Brilliant and Diamond Hill Capital Management, Inc. dated November 14, 2023.

10.20*
Diamond Hill Investment Group, Inc. Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on October 27, 2020; File No. 000-24498).

10.21*
Asset Purchase Agreement By and Between Brandywine Global Investment Management, LLC and Diamond Hill Capital Management, Inc. (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on April 26, 2021; File No. 000-24498).

10.22*	Form of Diamond Hill Investment Group, Inc. Executive Officer and Director Indemnification Agreement.

14.1	Amended Code of Business Conduct and Ethics (incorporated by reference from Exhibit 14.1 to the Annual Report on Form 10-K filed with the SEC on February 27, 2020; File No. 000-24498).

21.1	Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm, KPMG LLP.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Section 1350 Certifications.

97	Diamond Hill Investment Group, Inc. Executive Officer Compensation Recoupment and Restitution Policy.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).

*	Denotes management contract or compensatory plan or arrangement.
(b)	Exhibits: Reference is made to Item 15(a)(3) above.
(c)	Financial Statement Schedules: None required.

ITEM 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

DIAMOND HILL INVESTMENT GROUP, INC.

By:	/s/ Heather E. Brilliant
	Heather E. Brilliant, Chief Executive Officer and President	February 29, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Heather E. Brilliant	Chief Executive Officer and	February 29, 2024
Heather E. Brilliant	President (Principal Executive Officer)

/s/ Thomas E. Line	Chief Financial Officer and	February 29, 2024
Thomas E. Line	Treasurer (Principal Financial Officer and Principal Accounting Officer)

Richard S. Cooley*	Director	February 29, 2024
Richard S. Cooley

James F. Laird*	Director	February 29, 2024
James F. Laird

Paula R. Meyer*	Director	February 29, 2024
Paula R. Meyer

Nicole R. St. Pierre*	Director	February 29, 2024
Nicole R. St. Pierre

L’Quentus Thomas*	Director	February 29, 2024
L’Quentus Thomas

* By	/s/ Thomas E. Line
Thomas E. Line
Executed by Thomas E. Line
on behalf of those indicated pursuant to Powers of Attorney