Form 10-Q
period 2024-03-31
DIAMOND HILL INVESTMENT GROUP INC
filed 2024-05-08
CIK 909108

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes:  ☐    No:  ☒

As of May 7, 2024, the registrant had 2,772,890 outstanding common shares.

DIAMOND HILL INVESTMENT GROUP, INC.

PART I:	FINANCIAL INFORMATION

ITEM 1:	Financial Statements
Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	3/31/2024	12/31/2023
	(Unaudited)
ASSETS
Cash and cash equivalents	$17,592,320	$46,991,879
Investments	154,922,301	147,738,862
Accounts receivable	21,295,728	18,051,241
Prepaid expenses	3,238,126	3,509,460
Income taxes receivable	—	1,620,864
Property and equipment, net of depreciation	2,280,748	2,591,604
Deferred taxes	9,756,586	11,590,438
Total assets	$209,085,809	$232,094,348
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$5,610,105	$6,190,370
Accrued incentive compensation	6,786,756	29,500,000
Income taxes payable	859,479	—
Deferred compensation	37,543,829	36,087,170
Total liabilities	50,800,169	71,777,540
Permanent shareholders’ equity
Common shares, no par value: 7,000,000 shares authorized; 2,804,668 issued and outstanding at March 31, 2024 (inclusive of 247,481 unvested shares); 2,823,076 issued and outstanding at December 31, 2023 (inclusive of 190,172 unvested shares)	19,029,598	22,164,410
Preferred shares, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred equity compensation	(23,075,385)	(15,392,418)
Retained earnings	162,331,427	153,544,816
Total permanent shareholders’ equity	158,285,640	160,316,808
Total liabilities and shareholders’ equity	$209,085,809	$232,094,348

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
	2024	2023
REVENUES:
Investment advisory	$34,351,793	$32,042,459
Mutual fund administration, net	1,943,137	1,948,044
Total revenue	36,294,930	33,990,503
OPERATING EXPENSES:
Compensation and related costs, excluding deferred compensation expense	18,147,465	16,362,908
Deferred compensation expense	3,190,363	744,511
General and administrative	4,140,206	3,506,070
Sales and marketing	1,688,952	1,652,503
Mutual fund administration	825,118	782,944
Total operating expenses	27,992,104	23,048,936
NET OPERATING INCOME	8,302,826	10,941,567
NON-OPERATING INCOME
Investment income, net	9,365,678	8,082,738
Total non-operating income	9,365,678	8,082,738
NET INCOME BEFORE TAXES	17,668,504	19,024,305
Income tax expense	(4,652,571)	(4,921,258)
NET INCOME	13,015,933	14,103,047
Net income attributable to redeemable noncontrolling interest	—	(1,395,495)
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$13,015,933	$12,707,552
Earnings per share attributable to common shareholders
Basic	$4.62	$4.20
Diluted	$4.62	$4.20
Weighted average shares outstanding
Basic	2,816,839	3,025,094
Diluted	2,816,839	3,025,094
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest (unaudited)

	Three Months Ended March 31, 2024
	Shares Outstanding	Common Shares	Deferred Equity Compensation	Retained Earnings	Total
Balance at December 31, 2023	2,823,076	$22,164,410	$(15,392,418)	$153,544,816	$160,316,808
Issuance of restricted stock grants	72,032	11,058,398	(11,058,398)	—	—
Amortization of restricted stock grants	—	—	3,259,239	—	3,259,239
Issuance of common shares related to employee stock purchase plan	1,688	260,239	—	—	260,239
Shares withheld related to employee tax withholding	(6,372)	(1,055,140)	—	—	(1,055,140)
Forfeiture of restricted stock grants	(648)	(116,192)	116,192	—	—
Repurchase of common shares (inclusive of accrued excise tax of $126,747)	(85,108)	(13,282,117)	—	—	(13,282,117)
Cash dividends paid	—	—	—	(4,229,322)	(4,229,322)
Net income	—	—	—	13,015,933	13,015,933
Balance at March 31, 2024	2,804,668	$19,029,598	$(23,075,385)	$162,331,427	$158,285,640

	Three Months Ended March 31, 2023
	Shares Outstanding	Common Shares	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at December 31, 2022	3,010,457	$51,688,631	$(17,011,144)	$128,994,758	$163,672,245	$14,126,198
Issuance of restricted stock grants	49,099	9,400,986	(9,400,986)	—	—	—
Amortization of restricted stock grants	—	—	2,843,574	—	2,843,574	—
Issuance of common shares related to 401k plan match	46	7,843	—	—	7,843	—
Issuance of common shares related to employee stock purchase plan	1,963	323,070	—	—	323,070	—
Shares withheld related to employee tax withholding	(6,121)	(1,132,507)	—	—	(1,132,507)	—
Repurchase of common shares (inclusive of accrued excise tax of $27,805)	(27,706)	(4,597,931)	—	—	(4,597,931)	—
Cash dividends paid	—	—	—	(4,576,492)	(4,576,492)	—
Net income	—	—	—	12,707,552	12,707,552	1,395,495
Net subscriptions of Consolidated Fund	—	—	—	—	—	1,811,105
Balance at March 31, 2023	3,027,738	$55,690,092	$(23,568,556)	$137,125,818	$169,247,354	$17,332,798
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,015,933	$14,103,047
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	319,905	327,961
Share-based compensation	3,298,275	2,899,872
Increase in accounts receivable	(3,244,487)	(1,506,623)
Change in current income taxes	2,480,343	3,757,754
Change in deferred income taxes	1,833,852	1,142,808
Net gains on investments	(8,425,579)	(6,929,916)
Net change in securities held by Consolidated Fund	—	(1,306,643)
Decrease in accrued incentive compensation	(22,713,244)	(26,031,780)
Increase in deferred compensation	1,456,659	486,811
Other changes in assets and liabilities	(311,327)	(723,698)
Net cash used in operating activities	(12,289,670)	(13,780,407)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(133,400)	(13,876)
Purchase of Company sponsored investments	(3,460,311)	(5,293,030)
Proceeds from sale of Company sponsored investments	4,702,451	4,420,337
Net cash provided by (used in) investing activities	1,108,740	(886,569)
CASH FLOWS FROM FINANCING ACTIVITIES:
Value of shares withheld related to employee tax withholding	(1,055,140)	(1,132,507)
Payment of dividends	(4,229,322)	(4,576,492)
Net subscriptions received from redeemable noncontrolling interest holders	—	1,811,105
Repurchases of common shares	(13,155,370)	(4,570,126)
Proceeds received under employee stock purchase plan	221,203	274,617
Net cash used in financing activities	(18,218,629)	(8,193,403)
CASH AND CASH EQUIVALENTS
Net change during the period	(29,399,559)	(22,860,379)
At beginning of period	46,991,879	63,195,302
At end of period	$17,592,320	$40,334,923
Supplemental cash flow information:
Income taxes paid	$338,376	$20,696

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

DHCM is a registered investment adviser. DHCM is the investment adviser and administrator for the Diamond Hill Funds (the “Funds”), a series of open-end mutual funds. DHCM also provides investment advisory services to Diamond Hill Micro Cap Fund, LP (“DHMF”), a private fund, as well as separately managed accounts, collective investment trusts (“CITs”), other pooled vehicles including sub-advised funds, and model delivery programs.
Note 2 Significant Accounting Policies
Basis of Presentation
The accompanying unaudited, condensed, and consolidated financial statements of the Company as of March 31, 2024 and December 31, 2023, and for the three-month periods ended March 31, 2024 and 2023, have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”), the instructions to Form 10-Q, and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, the accompanying financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management (“management”), all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the financial condition and results of operations as of the dates, and for the interim periods, presented, have been included. The accompanying unaudited, condensed, and consolidated financial statements and these footnotes should be read in conjunction with the audited consolidated financial statements of the Company included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Form 10-K”), as filed with the SEC.
Operating results for the three-month period ended March 31, 2024, are not necessarily indicative of the results the Company may expect for any fiscal quarter, the full fiscal year ending December 31, 2024, or any subsequent period.

For further information regarding the risks to the Company’s business, refer to the consolidated financial statements and notes thereto in the 2023 Form 10-K, including “Part I – Item 1A. – Risk Factors” of the 2023 Form 10-K, the “Cautionary Note Regarding Forward-Looking Statements” in “Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q (this “Form 10-Q”), and “Part II – Item 1A. – Risk Factors” of this Form 10-Q.
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
The Company performs its consolidation analysis at the individual Fund level and has concluded that the Funds are VREs, because the structure of the Funds is such that the shareholders are deemed to have the power through voting rights to direct the activities that most significantly impact each Fund’s economic performance. The Funds are consolidated if DHIL ownership, directly or indirectly, represents a majority interest (greater than 50%). The Company records redeemable noncontrolling interests in consolidated investments for which the Company’s ownership is less than 100%. As of December 31, 2023 and March 31, 2024, the Company had not consolidated any of the Funds. During the three months ended March 31, 2023, the Company consolidated the Diamond Hill International Fund. The Fund(s) consolidated during the applicable period are referred to as the “Consolidated Fund(s)”.
DHCM is the investment advisor to DHMF and is the managing member of Diamond Hill Fund GP, LLC (the “General Partner”), which is the general partner of DHMF. DHCM is wholly owned by, and consolidated with, DHIL. Further, through its control of the General Partner, DHCM has the power to direct DHMF’s economic activities and the right to receive investment advisory fees from DHMF that may be significant. DHMF commenced operations on June 1, 2021, and its underlying assets consist primarily of marketable securities.
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
Redeemable Noncontrolling Interest
Redeemable noncontrolling interest represents third-party interests in the Consolidated Fund. This interest is redeemable at the option of the investors, and therefore, is not treated as permanent equity. Redeemable noncontrolling interest is recorded at redemption value, which approximates the fair value each reporting period.
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

Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and money market mutual funds held by DHCM. The Company considers all highly liquid temporary cash instruments with an original maturity of three months or less to be cash equivalents. The Company places its cash on deposit with U.S. financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company’s credit risk in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amount on deposit. Management monitors the financial institutions’ creditworthiness in conjunction with balances on deposit to minimize risk. The Company has amounts on deposit in excess of the insured limits. As of March 31, 2024, the Company had $1.4 million and $16.2 million in demand deposits and money market mutual funds, respectively. As of December 31, 2023, the Company had $2.8 million and $44.2 million in demand deposits and money market mutual funds, respectively.
Accounts Receivable
The Company records accounts receivable when they are due and presents them on the balance sheet net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of the individual or entity that owes the receivable. No allowance for doubtful accounts was deemed necessary at either March 31, 2024, or December 31, 2023. Accounts receivable from the Funds were $9.8 million as of March 31, 2024, and $9.1 million as of December 31, 2023.
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

Revenue from contracts with clients that was earned during the three months ended March 31, 2024 and 2023, include:

	Three Months Ended March 31, 2024
	Investment advisory	Mutual fund administration, net	Total revenue
Diamond Hill Funds	$22,095,183	$1,943,137	$24,038,320
Separately managed accounts	6,779,253	—	6,779,253
Other pooled vehicles	2,770,713	—	2,770,713
Collective investment trusts	1,397,010	—	1,397,010
Model delivery	1,309,634	—	1,309,634
	$34,351,793	$1,943,137	$36,294,930

	Three Months Ended March 31, 2023
	Investment advisory	Mutual fund administration, net	Total revenue
Diamond Hill Funds	$21,383,543	$1,948,044	$23,331,587
Separately managed accounts	6,264,361	—	6,264,361
Other pooled vehicles	2,131,681	—	2,131,681
Model delivery	1,361,753	—	1,361,753
Collective investment trusts	901,121	—	901,121
	$32,042,459	$1,948,044	$33,990,503

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

Revenue Recognition – Performance-Based Fees
DHCM manages a client account that pays performance-based fees. These fees are calculated based on the client’s investment results over rolling five-year periods. The Company records performance-based fees when it is probable that a significant reversal of the revenue will not occur. The Company did not record any performance-based fees during the three-month period ended March 31, 2024 or the three-month period ended March 31, 2023. After the initial five-year contract measurement term, the performance-based fee is calculated annually based on the client investment results over the recently completed five-year period. The Company’s next performance measurement period will be the 12 months ending September 30, 2024. AUM subject to performance-based fees was approximately $574.6 million as of March 31, 2024.
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
Mutual fund administration gross and net revenue are summarized below:

	Three Months Ended March 31,
	2024	2023
Mutual fund administration:
Administration revenue, gross	$5,718,610	$5,416,875
Fund related expense	(3,775,473)	(3,468,831)
Mutual fund administration revenue, net	$1,943,137	$1,948,044
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
Recently Adopted Accounting Guidance
The Company did not adopt any new accounting guidance during the three months ended March 31, 2024 that had a material effect on its financial position or results of operations.
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

Note 3 Investments
The following table summarizes the carrying value of the Company’s investments as of March 31, 2024 and December 31, 2023:

	As of
	March 31, 2024	December 31, 2023
Fair value investments:
Company sponsored investments	$63,845,000	$63,208,573
Company sponsored equity method investments	91,077,301	84,530,289
Total Investments	$154,922,301	$147,738,862

The components of net investment income are as follows:

	Three Months Ended March 31,
	2024	2023
Realized gains	$378,955	$819,135
Change in unrealized	8,048,712	5,808,171
Dividends	953,216	1,509,288
Other	(15,205)	(53,856)
Investment income, net	$9,365,678	$8,082,738
Company-Sponsored Equity Method Investments
As of March 31, 2024, the Company’s equity method investments consisted of DHMF, the Diamond Hill International Fund, and the Diamond Hill Large Cap Concentrated Fund. The Company’s ownership percentage in these investments was 84%, 43%, and 46%, respectively. The Company’s ownership in DHMF, the Diamond Hill International Fund, and the Diamond Hill Large Cap Concentrated Fund includes $7.8 million of investments held in the Deferred Compensation Plans (as defined in Note 6).
The following table includes the condensed summary financial information from the Company’s equity method investments as of and for the three-month period ended March 31, 2024:

As of
March 31, 2024
Total assets	$191,222,441
Total liabilities	4,685,754
Net assets	186,536,687
DHCM’s portion of net assets	$91,077,301

For the Three Months Ended
March 31, 2024
Investment income	$1,134,941
Expenses	386,493
Net realized gains	2,154,065
Change in unrealized	9,688,596
Net income	12,591,109
DHCM’s portion of net income	$6,274,620

The Company’s investments at March 31, 2024 include its interest in DHMF, an unconsolidated VIE, as the Company is not deemed the primary beneficiary. The Company’s maximum risk of loss related to its involvement with DHMF is limited to the carrying value of its investment, which was $19.5 million as of March 31, 2024.

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
The following table summarizes investments that are recognized in the Company’s consolidated balance sheet using fair value measurements (excluding investments classified as equity method investments) determined based upon the differing levels as of March 31, 2024:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$16,219,496	—	—	$16,219,496
Fair value investments:
Company-sponsored investments	$63,845,000	—	—	$63,845,000
Changes to fair values of the investments are recorded in the Company’s consolidated statements of income as investment income, net.

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
The Company did not borrow under the Credit Agreement during the three months ended March 31, 2024, and no borrowings were outstanding as of March 31, 2024.

Note 6 Compensation Plans
Share-Based Payment Transactions
The Company maintains the shareholder-approved Diamond Hill Investment Group, Inc. 2022 Equity and Cash Incentive Plan (the “2022 Plan”), which authorizes the issuance of 300,000 common shares of DHIL in various forms of equity awards. As of March 31, 2024, there were 163,182 common shares of DHIL available for grants under the 2022 Plan. Previously, the Company issued equity awards under the Diamond Hill Investment Group, Inc. 2014 Equity and Cash Incentive Plan (the “2014 Plan”). There are no longer any DHIL common shares available for issuance under the 2014 Plan, although certain grants previously made under the 2014 Plan remain issued and outstanding.
Restricted stock grants represent DHIL common shares issued and outstanding upon grant that remain subject to restrictions until specified vesting conditions are satisfied. The Company issues to all new employees upon hire restricted stock grants that cliff vest after five years of employment with the Company. After the end of each year, the Company also issues to certain key employees restricted stock grants that vest ratably on an annual basis over three years.

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
The following table represents a roll-forward of outstanding restricted stock and related activity for the three months ended March 31, 2024:

	Shares	Weighted-Average Grant Date Price per Share
Outstanding restricted stock as of December 31, 2023	190,172	$164.69
Grants issued	72,032	153.52
Grants vested	(14,075)	153.00
Grants forfeited	(648)	179.31
Total outstanding restricted stock as of March 31, 2024	247,481	$162.06
Total deferred equity compensation related to unvested restricted stock was $23.1 million as of March 31, 2024. The recognition of compensation expense related to deferred compensation over the remaining vesting periods is as follows:

Nine Months Remaining In
2024	2025	2026	2027	2028	Thereafter	Total
$8,636,966	$8,062,312	$4,775,627	$1,309,142	$269,044	$22,294	$23,075,385
Employee Stock Purchase Plan
Under the Diamond Hill Investment Group, Inc. Employee Stock Purchase Plan (the “ESPP”), eligible employees may purchase DHIL common shares at 85% of the fair market value on the last day of each offering period. Each offering period is approximately three months, which coincides with the Company’s fiscal quarters. During the three-month period ended March 31, 2024, ESPP participants purchased 1,688 DHIL common shares for $0.2 million, and the Company recorded $0.1 million of share-based payment expense related to the discount to fair market value for these purchases. During the three-month period ended March 31, 2023, ESPP participants purchased 1,963 DHIL common shares for $0.3 million and the Company recorded $0.1 million of share-based payment expense related to these purchases.
401(k) Plan
The Company sponsors a 401(k) plan in which all employees are eligible to participate. Company employees may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company matches employee contributions equal to 250.0% of the first 6.0% of an employee’s compensation contributed to the plan. The Company may settle the 401(k) plan matching contributions in cash or DHIL common shares. Employees vest ratably in the matching contributions over a five-year period.
Deferred Compensation Plans
The Company sponsors the Diamond Hill Fixed Term Deferred Compensation Plan and the Diamond Hill Variable Term Deferred Compensation Plan (together, the “Deferred Compensation Plans”). Under the Deferred Compensation Plans, participants may elect to voluntarily defer, for a minimum of five years (subject to an earlier distribution in the case of the participant’s death or disability or a change in control of DHIL), certain incentive compensation that the Company then contributes into the Deferred Compensation Plans. Participants are responsible for designating investment options for the assets they contribute, and the distribution paid to each participant reflects any gains or losses on the assets realized in connection with the Deferred Compensation Plans. Assets held in the Deferred Compensation Plans are included in the Company’s investment portfolio, and the associated obligation to participants is included in deferred compensation liability. Deferred compensation liability was $37.5 million and $36.1 million as of March 31, 2024 and December 31, 2023, respectively.

Note 7 Operating Lease
The Company currently leases office space of approximately 37,829 square feet at a single location.
As of March 31, 2024, the carrying value of this right-of-use asset, which is included in property and equipment, was approximately $0.5 million net of deferred rent on the consolidated balance sheets. As of March 31, 2024, the carrying value of the lease liability was approximately $0.6 million, which is included in accounts payable and accrued expenses on the consolidated balance sheets.
The following table summarizes the total lease and operating expenses for the three-month periods ended March 31, 2024 and 2023:

	March 31, 2024	March 31, 2023
Three Months Ended	$201,595	$206,077
The approximate future minimum lease payments under the operating lease are as follows:

Future Minimum Lease Payments
Nine Months Remaining In
2024	2025	2026	2027	2028	Total
$468,134	$156,045	—	—	—	$624,179
Note 8 Income Taxes
The Company has determined its interim tax provision projecting an estimated annual effective tax rate.
A reconciliation of the statutory federal tax rate to the Company’s effective income tax rate is as follows:

	Three Months Ended March 31,
	2024	2023
Statutory U.S. federal income tax rate	21.0%	21.0%
State and local income taxes, net of federal benefit	4.8%	4.8%
Internal revenue code section 162 limitations	1.3%	1.5%
Other	(0.8)%	0.6%
Unconsolidated effective income tax rate	26.3%	27.9%
Impact attributable to redeemable noncontrolling interest(a)	—%	(2.0)%
Effective income tax rate	26.3%	25.9%
(a) The provision for income taxes includes the impact of the operations of the Consolidated Fund, which is not subject to federal income taxes. Accordingly, a portion of the Company’s earnings are not subject to corporate tax levels.
The Company’s actual effective tax rate for the fiscal year ending December 31, 2024 could be materially different from the projected rate as of March 31, 2024.
The net temporary differences incurred to date will reverse in future periods as the Company generates taxable earnings. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets recorded. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2024 and December 31, 2023, no valuation allowance was deemed necessary.
FASB ASC 740, Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company recognizes tax benefits related to positions taken, or expected to be taken, on its tax returns, only if the positions are “more-likely-than-not” sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its financial statements. The Company did not record an accrual for tax-related uncertainties or unrecognized tax positions as of March 31, 2024 or December 31, 2023.

The Company did not recognize any interest and penalties during the three months ended March 31, 2024.

Note 9 Earnings Per Share

Basic and diluted EPS are calculated under the two-class method and are computed by dividing net income attributable to common shareholders by the weighted average number of DHIL common shares outstanding for the period, including unvested restricted shares. For the periods reported, DHIL did not have any dilutive common shares outstanding. DHIL has not issued any preferred shares. The following table sets forth the computation for basic and diluted EPS:

	Three Months Ended March 31,
	2024	2023
Net income	$13,015,933	$14,103,047
Less: Net income attributable to redeemable noncontrolling interest	—	(1,395,495)
Net income attributable to common shareholders	$13,015,933	$12,707,552

Weighted average number of outstanding shares - Basic	2,816,839	3,025,094
Weighted average number of outstanding shares - Diluted	2,816,839	3,025,094

Earnings per share attributable to common shareholders
Basic	$4.62	$4.20
Diluted	$4.62	$4.20

Note 10 Commitments and Contingencies
The Company indemnifies its directors, officers, and certain employees for certain liabilities that may arise from the performance of their duties to the Company. From time to time, the Company may be involved in legal matters incidental to its business. There are currently no such legal matters pending that the Company believes will have a material adverse effect on its consolidated financial statements. However, litigation involves an element of uncertainty, and future developments could cause legal actions or claims to have a material adverse effect on the Company’s financial condition, results of operations, and/or liquidity.
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

Note 11 Subsequent Events
On May 8, 2024, DHIL’s board of directors (“Board”) approved a quarterly cash dividend of $1.50 per share, payable on June 14, 2024, to shareholders of record as of the close of business on June 3, 2024. This dividend is expected to reduce shareholders’ equity by approximately $4.2 million.

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements
This Form 10-Q, the documents incorporated herein by reference and statements, whether oral or written, made from time to time by representatives of the Company may contain or incorporate “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended (the “PSLR Act”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are provided under the “safe harbor” protection of the PSLR Act. Forward-looking statements include, but are not limited to, statements regarding anticipated operating results, prospects and levels of AUM or AUA, technological developments, economic trends (including interest rates and market volatility), expected transactions and similar matters. The words “may,” “believe,” “expect,” “anticipate,” “target,” “goal,” “project,” “estimate,” “guidance,” “forecast,” “outlook,” “would,” “will,” “continue,” “likely,” “should,” “hope,” “seek,” “plan,” “intend,” and variations of such words and similar expressions identify forward-looking statements. Similarly, descriptions of the Company’s objectives, strategies, plans, goals, or targets are also forward-looking statements. Forward-looking statements are based on the Company’s expectations at the time such statements are made, speak only as of the dates they are made and are susceptible to a number of risks, uncertainties and other factors. While the Company believes that the assumptions underlying its forward-looking statements are reasonable, investors are cautioned that any of the assumptions could prove to be inaccurate and, accordingly, the Company’s actual results and experiences may differ materially from the anticipated results or other expectations expressed in its forward-looking statements.
Factors that may cause the Company’s actual results or experiences to differ materially from results discussed in forward-looking statements include, but are not limited to: (i) any reduction in the Company’s AUM or AUA; (ii) withdrawal, renegotiation, or termination of investment advisory agreements; (iii) damage to the Company’s reputation; (iv) failure to comply with investment guidelines or other contractual requirements; (v) challenges from the competition the Company faces in its business; (vi) challenges from industry trends towards lower fee strategies and model portfolio arrangements; (vii) adverse regulatory and legal developments; (viii) unfavorable changes in tax laws or limitations; (ix) interruptions in or failure to provide critical technological service by the Company or third parties; (x) adverse civil litigation and government investigations or proceedings; (xi) failure to adapt to or successfully incorporate technological changes, such as artificial intelligence, into the Company’s business; (xii) risk of loss on the Company’s investments; (xiii) lack of sufficient capital on satisfactory terms; (xiv) losses or costs not covered by insurance; (xv) a decline in the performance of the Company’s products; (xvi) changes in interest rates and inflation; (xvii) changes in national and local economic and political conditions; (xviii) the continuing economic uncertainty in various parts of the world; (xix) the after-effects of the COVID-19 pandemic and the actions taken in connection therewith; (xx) political uncertainty caused by, among other things, political parties, economic nationalist sentiments, tensions surrounding the current socioeconomic landscape; and (xxi) other risks identified from time-to-time in the Company’s public documents on file with the SEC.

Forward-looking statements attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements above, in “Part I – Item 1A. – Risk Factors” of the 2023 Form 10-K, and in the in the Company’s public documents on file with the SEC. New risks and uncertainties arise from time to time, and factors that the Company currently deems immaterial may become material, and it is impossible for the Company to predict these events or how they may affect it. The Company undertakes no obligation to update any forward-looking statements after the date they are made, whether as a result of new information, future events or developments or otherwise, except as required by law, although it may do so from time to time. Readers are advised to consult any further disclosures the Company makes on related subjects in its public announcements and SEC filings. The Company does not endorse any projections regarding future performance that may be made by third parties.
General
The Company derives its consolidated revenue and net income from investment advisory and fund administration services provided by DHCM. DHCM is a registered investment adviser under the 1940 Act, and is the investment adviser and administrator for the Funds. DHCM also provides investment advisory and related services to DHMF, a private fund, as well as separately managed accounts, CITs, other pooled vehicles including sub-advised funds, and model delivery programs.
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
The Company’s revenues are highly dependent on both the value and composition of AUM and AUA. The following is a summary of the Company’s AUM by product and investment strategy, a roll-forward of the change in AUM, and a summary of AUA for the three-month periods ended March 31, 2024 and 2023:

	Assets Under Management and Assets Under Advisement
	As of March 31,
(in millions, except percentages)	2024	2023	% Change
Diamond Hill Funds	$17,262	$14,943	16%
Separately managed accounts	7,092	6,303	13%
Collective investment trusts	1,675	1,052	59%
Other pooled vehicles	3,950	2,629	50%
Total AUM	29,979	24,927	20%
Total AUA	1,940	1,776	9%
Total AUM and AUA	$31,919	$26,703	20%

	Assets Under Management by Investment Strategy
	As of March 31,
(in millions, except percentages)	2024	2023	% Change
U.S. Equity
Large Cap	$18,937	$15,993	18%
Small-Mid Cap	2,639	2,664	(1)%
Mid Cap	1,108	861	29%
Select	678	417	63%
Small Cap	268	315	(15)%
Large Cap Concentrated	115	79	46%
Micro Cap	23	17	35%
Total U.S. Equity	23,768	20,346	17%

Alternatives
Long-Short	1,844	1,784	3%
Total Alternatives	1,844	1,784	3%

International Equity
International	132	58	128%
Total International Equity	132	58	128%

Fixed Income
Short Duration Securitized Bond	2,196	1,672	31%
Core Fixed Income	2,024	1,041	94%
Long Duration Treasury	25	35	(29)%
Total Fixed Income	4,245	2,748	54%

Total-All Strategies	29,989	24,936	20%
(Less: Investments in affiliated funds)(a)	(10)	(9)	NM
Total AUM	29,979	24,927	20%
Total AUA(b)	1,940	1,776	9%
Total AUM and AUA	$31,919	$26,703	20%
(a) Certain of the Funds own shares of the Diamond Hill Short Duration Securitized Bond Fund. The Company reduces the total AUM of each Fund that holds such shares by the AUM of the investments held in this affiliated fund.
(b) AUA is primarily comprised of the Company’s Large Cap and Select strategies.

	Change in Assets Under Management
	For the Three Months Ended March 31,
(in millions)	2024	2023
AUM at beginning of the period	$27,418	$24,763
Net cash inflows (outflows)
Diamond Hill Funds	92	110
Separately managed accounts	(162)	84
Collective investment trusts	170	18
Other pooled vehicles	18	(128)
	118	84
Net market appreciation and income	2,443	80
Increase during the period	2,561	164
AUM at end of the period	29,979	24,927
AUA at end of period	1,940	1,776
Total AUM and AUA at end of period	$31,919	$26,703

Average AUM during the period	$28,250	$25,427
Average AUA during the period	1,828	1,833
Total Average AUM and AUA during the period	$30,078	$27,260

	Net Cash Inflows (Outflows) Further Breakdown
	For the Three Months Ended March 31,
(in millions)	2024	2023
Net cash inflows (outflows)
Equity	$(378)	$(479)
Fixed Income	496	563
	$118	$84

AUM increased $2.6 billion during the three months ended March 31, 2024, due to appreciation in the financial markets and net inflows into the Company’s strategies. Net fixed income inflows were primarily into the Company’s Core Bond and Short Duration Securitized Bond strategies. Those inflows were partially offset by equity outflows, primarily out of the Company’s Large Cap and Small-Mid Cap strategies.
AUM increased $0.2 billion during the three months ended March 31, 2023, due to appreciation in the financial markets and net inflows into the Company’s strategies. Fixed income net inflows during the period were into the Company’s Core Bond and Short Duration Securitized Bond strategies, while net equity outflows were primarily out of the Company’s Large Cap strategy.

Consolidated Results of Operations
The following is a table and discussion of the Company’s consolidated results of operations.

	Three Months Ended March 31,
(in thousands, except per share amounts and percentages)	2024	2023	% Change
Total revenue	$36,295	$33,991	7%
Net operating income	8,303	10,942	(24)%
Adjusted net operating income(a)	11,493	11,786	(2)%
Investment income, net	9,366	8,083	16%
Income tax expense	4,653	4,921	(5)%
Net income attributable to common shareholders	13,016	12,708	2%
Earnings per share attributable to common shareholders (diluted)	$4.62	$4.20	10%
Adjusted earnings per share attributable to common shareholders (diluted)(a)	$3.00	$2.81	7%
Net operating profit margin	23%	32%
Adjusted net operating profit margin(a)	32%	35%

(a) Adjusted net operating income, adjusted EPS attributable to common shareholders (diluted), and adjusted net operating profit margin are non-GAAP financial measures. See the “Non-GAAP Financial Measures and Reconciliation” section within this Form 10-Q for the definition of “non-GAAP” and a reconciliation of the non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP.
Summary Discussion of Consolidated Results of Operations - Three Months Ended March 31, 2024, compared with Three Months Ended March 31, 2023
Revenue for the three months ended March 31, 2024 increased $2.3 million, or 7%, compared to revenue for the same period in 2023, primarily due to a 10% increase in total average AUM and AUA. The average advisory fee rate decreased from 0.48% for the three months ended March 31, 2023 to 0.46% for the three months ended March 31, 2024.
Operating profit margin was 23% for the three months ended March 31, 2024, and 32% for the three months ended March 31, 2023. The decrease in operating profit margin was primarily driven by deferred compensation expense (6% of the 9% margin decline), compensation, and related costs, excluding deferred compensation expense (2% of the 9% margin decline), and general and administrative expenses (1% of the 9% margin decline).
Adjusted operating profit margin was 32% for the three months ended March 31, 2024, and 35% for the three months ended March 31, 2023. Adjusted operating profit margin excludes the impact of market movements on the deferred compensation liability and related economic hedges, and the impact of the Consolidated Fund in 2023. See the “Non-GAAP Financial Measures and Reconciliation” section within this Form 10-Q.
The Company expects that its operating profit margin will fluctuate period over period based on various factors, including revenues, investment results in the strategies the Company manages, employee performance, staffing levels, and gains and losses on investments held in the Deferred Compensation Plans.
The Company had $9.4 million in investment income due to market appreciation for the three months ended March 31, 2024, compared to investment income of $8.1 million for the three months ended March 31, 2023.
Income tax expense decreased $0.3 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The decrease in income tax expense was primarily due to the decrease in the Company’s income before taxes period over period.
The Company generated net income attributable to common shareholders of $13.0 million ($4.62 per diluted share) for the three months ended March 31, 2024, compared with net income attributable to common shareholders of $12.7 million ($4.20 per diluted share) for the same period in 2023. The increase in net income attributable to common shareholders period over period was primarily due to increased revenues and investment income amounts for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, partially offset by increased operating expenses period over period.

Revenue

	Three Months Ended March 31,
(in thousands, except percentages)	2024	2023	% Change
Investment advisory	$34,352	$32,042	7%
Mutual fund administration, net	1,943	1,949	—%
Total	$36,295	$33,991	7%
Investment Advisory Fees. Investment advisory fees for the three months ended March 31, 2024 increased $2.3 million, or 7%, compared to the three months ended March 31, 2023. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates, which vary by investment product. The increase in investment advisory fees was primarily due to an increase in total average AUM and AUA of 10%, partially offset by a decrease in the average advisory fee rate from 0.48% to 0.46% period over period.
The average advisory fee rate for equity assets decreased from 0.51% during the three months ended March 31, 2023 to 0.48% during the three months ended March 31, 2024, and the average fee rate for fixed income assets remained unchanged at 0.30%. The decrease in the total average advisory fee rate was due to growth in the lower fee fixed income assets, which increased from 9% of AUM and AUA during the three months ended March 31, 2023, to 13% during the three months ended March 31, 2024. The average advisory fee rate is calculated by dividing investment advisory revenues by total average AUM and AUA during the period (annualized for all periods less than one year).
Mutual Fund Administration Fees. Mutual fund administration fees for the three months ended March 31, 2024 decreased by less than $0.1 million compared to the three months ended March 31, 2023. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of the Funds’ average AUM.

Expenses

	Three Months Ended March 31,
(in thousands, except percentages)	2024	2023	% Change
Compensation and related costs, excluding deferred compensation expense	$18,148	$16,363	11%
Deferred compensation expense	3,190	745	328%
General and administrative	4,140	3,506	18%
Sales and marketing	1,689	1,653	2%
Mutual fund administration	825	782	5%
Total	$27,992	$23,049	21%
Compensation and Related Costs, Excluding Deferred Compensation Expense. Employee compensation and related costs (excluding deferred compensation expense) for the three months ended March 31, 2024 increased by $1.8 million, compared to the three months ended March 31, 2023. This increase was due to an increase in salary and related benefits of $0.8 million, increases in accrued incentive compensation of $0.5 million, and an increase in restricted stock expense of $0.5 million. Incentive compensation expense can fluctuate significantly period over period as the Company evaluates investment performance, individual performance, Company performance, and other factors.
Deferred Compensation Expense. Deferred compensation expense was $3.2 million for the three months ended March 31, 2024, compared to $0.7 million for the three months ended March 31, 2023, primarily due to market returns on the Deferred Compensation Plans’ investments period over period.
The gain on the Deferred Compensation Plans’ investments increases deferred compensation expense and is included in operating income. Deferred compensation expense is offset by an equal amount in investment income below net operating income on the consolidated statements of income, and thus, has no impact on net income attributable to the Company.

General and Administrative. General and administrative expense for the three months ended March 31, 2024, increased by $0.6 million, or 18%, compared to the three months ended March 31, 2023. The increase was primarily due to a $0.3 million increase in consulting expenses, a $0.1 million increase in investment research expenses, a $0.1 million increase in recruiting expenses, and a $0.1 million increase in software expenses.
Sales and Marketing. Sales and marketing expense for the three months ended March 31, 2024, increased by less than $0.1 million, or 2%, compared to the three months ended March 31, 2023. The increase was primarily due to an increase in payments made to third-party intermediaries as a result of the increase in the Funds’ average AUM period over period.
Mutual Fund Administration. Mutual fund administration expenses for the three months ended March 31, 2024, increased by less than $0.1 million, or 5%, compared to the three months ended March 31, 2023. Mutual fund administration expenses consist of both variable and fixed expenses. The increase was primarily due to the increase in the Funds’ average AUM period over period.

Liquidity and Capital Resources
Sources of Liquidity
The Company’s current financial condition is liquid, with a significant amount of its assets comprised of cash and cash equivalents, investments, accounts receivable, and other current assets. The Company’s main source of liquidity is cash flows from operating activities, which are generated from investment advisory and mutual fund administration fees. Cash and cash equivalents, investments held directly by DHCM, accounts receivable, and other current assets represented $159.5 million and $181.8 million of total assets as of March 31, 2024 and December 31, 2023, respectively. The Company believes that these sources of liquidity, as well as its continuing cash flows from operating activities, will be sufficient to meet its current and future operating needs.
Uses of Liquidity
The Company anticipates that its main uses of cash will be for operating expenses and seed capital to fund new and existing investment strategies. The Board and management regularly review various factors to determine whether the Company has capital in excess of that required for its business and the appropriate uses of any such excess capital, including share repurchases and/or the payment of dividends.

Share Repurchases

DHIL repurchased 85,108 common shares during the three months ended March 31, 2024 for a total of $13.2 million. As of March 31, 2024, $13.3 million remains available for repurchases under the 2023 Repurchase Program, as defined and further discussed in “Part II - Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds” of this Form 10-Q.

Dividends
Subject to Board approval and compliance with applicable law, DHIL expects to pay a regular quarterly dividend of $1.50 per share. A summary of cash dividends paid during the three months ended March 31, 2024, is presented below:

Dividend	Declaration Date	Date Paid	Dividend Amount (in millions)
First quarter - $1.50 per share	February 29, 2024	March 22, 2024	$4.2
On May 8, 2024, the Board approved a regular quarterly dividend for the second quarter of 2024 of $1.50 per share which will be paid on June 14, 2024, to shareholders of record as of the close of business on June 3, 2024. The second quarter dividend is expected to reduce shareholders’ equity by approximately $4.2 million.

Working Capital
As of March 31, 2024, the Company had working capital of approximately $146.2 million, compared to $146.1 million as of December 31, 2023. Working capital includes cash and cash equivalents, accounts receivable, investments, and other current assets of DHCM, net of accounts payable and accrued expenses, accrued incentive compensation, deferred compensation and other current liabilities of DHCM.
Below is a summary of investments as of March 31, 2024 and December 31, 2023.

	As of
	March 31, 2024	December 31, 2023
Corporate Investments:
Diamond Hill International Fund	$55,949,079	$52,763,714
Diamond Hill Core Bond Fund	34,061,546	34,003,006
Diamond Hill Large Cap Concentrated Fund	13,799,145	12,402,576
Diamond Hill Micro Cap Fund, LP	13,568,702	12,482,396
Total Corporate Investments	117,378,472	111,651,692
Deferred Compensation Plans’ Investments in the Funds	37,543,829	36,087,170
Total Investments	$154,922,301	$147,738,862
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
For the three months ended March 31, 2024, net cash used in operating activities totaled $12.3 million. Cash used in operating activities were primarily driven by a $22.7 million decrease in the incentive compensation accrual due to the annual incentive compensation payment made in the first quarter of 2024, and the cash impact of timing differences in the settlement of other assets and liabilities of $6.2 million. These outflows were partially offset by net income of $13.0 million, and non-cash adjustments added back to net income consisting of share-based compensation of $3.3 million and depreciation of $0.3 million.
For the three months ended March 31, 2023, net cash used in operating activities totaled $13.8 million. Cash used in operating activities were primarily driven by a $26.0 million decrease in the incentive compensation accrual due to the annual incentive compensation payment made in the first quarter of 2023, the net change in securities held by the Consolidated Fund of $1.3 million, and the cash impact of timing differences in the settlement of other assets and liabilities of $3.8 million. These outflows were partially offset by net income of $14.1 million, and non-cash adjustments added back to net income consisting of share-based compensation of $2.9 million, and depreciation of $0.3 million. Net cash used in operating activities of $13.8 million is inclusive of $1.2 million of cash used in operations by the Consolidated Fund.

Cash Flows from Investing Activities
The Company’s cash flows from investing activities consist primarily of purchases and redemptions in the Company’s investment portfolio and capital expenditures.
Cash flows provided by investing activities totaled $1.1 million for the three months ended March 31, 2024. Cash flows provided by investing activities were driven by proceeds from the sale of Company-sponsored investments totaling $4.7 million, partially offset by purchases of Company-sponsored investments of $3.5 million and the purchase of property and equipment of $0.1 million. During the three months ended March 31, 2024, all purchases and sales of investments were in the Deferred Compensation Plans.
Cash flows used in investing activities totaled $0.9 million for the three months ended March 31, 2023. Cash flows used in investing activities were driven by purchases of Company-sponsored investments of $5.3 million which were partially offset by proceeds from the sale of Company-sponsored investments totaling $4.4 million. During the three months ended March 31, 2023, all purchases and sales of investments were in the Company’s Deferred Compensation Plans.

Cash Flows from Financing Activities
The Company’s cash flows from financing activities consist primarily of the repurchase of DHIL common shares, dividends paid on DHIL common shares, shares withheld related to employee tax withholding, proceeds received under the ESPP, and distributions to, or contributions from, redeemable noncontrolling interest holders.
For the three months ended March 31, 2024, net cash used in financing activities totaled $18.2 million, consisting of cash outflows for repurchases of DHIL’s common shares of $13.2 million, the payment of quarterly dividends totaling $4.2 million, and the value of shares withheld to cover employee tax withholding obligations of $1.0 million. These cash outflows were partially offset by proceeds received under the ESPP of $0.2 million.
For the three months ended March 31, 2023, net cash used in financing activities totaled $8.2 million, consisting of cash outflows for repurchases of the Company’s common shares of $4.6 million, the payment of quarterly dividends totaling $4.6 million, and the value of shares withheld to cover employee tax withholding obligations of $1.1 million. These cash outflows were partially offset by net subscriptions received in the Consolidated Fund from redeemable noncontrolling interest holders of
$1.8 million and proceeds received under the ESPP of $0.3 million.

Non-GAAP Financial Measures and Reconciliation
As supplemental information, the Company is providing certain financial measures that are based on methodologies other than GAAP (“non-GAAP”). Management believes the non-GAAP financial measures below are useful measures of the Company’s core business activities, are important metrics in estimating the value of an asset management business, and help facilitate comparisons to Company operating performance across periods. These non-GAAP financial measures should not be used as a substitute for financial measures calculated in accordance with GAAP and may be calculated differently by other companies. The following schedules reconcile the differences between financial measures calculated in accordance with GAAP and non-GAAP financial measures for the three-month periods ended March 31, 2024 and 2023, respectively.

	Three Months Ended March 31, 2024
(in thousands, except percentages and per share data)	Total operating expenses	Net operating income	Total non-operating income (loss)	Income tax expense(4)	Net income attributable to common shareholders	Earnings per share attributable to common shareholders - diluted	Net operating profit margin
GAAP Basis	$27,992	$8,303	$9,366	$4,653	$13,016	$4.62	23%
Non-GAAP Adjustments:
Deferred compensation liability(1)	(3,190)	3,190	(3,190)	—	—	—	9%
Other investment income(3)	—	—	(6,176)	(1,624)	(4,552)	(1.62)	—
Adjusted Non-GAAP basis	$24,802	$11,493	$—	$3,029	$8,464	$3.00	32%

	Three Months Ended March 31, 2023
(in thousands, except percentages and per share data)	Total operating expenses	Net operating income	Total non-operating income (loss)	Income tax expense(4)	Net income attributable to common shareholders	Earnings per share attributable to common shareholders - diluted	Net operating profit margin
GAAP Basis	$23,049	$10,942	$8,083	$4,921	$12,708	$4.20	32%
Non-GAAP Adjustments:
Deferred compensation liability (1)	(745)	745	(745)	—	—	—	3%
Consolidated Fund(2)	—	99	(5,024)	(985)	(2,544)	(0.84)	—
Other investment income(3)	—	—	(2,314)	(646)	(1,668)	(0.55)	—
Adjusted Non-GAAP basis	$22,304	$11,786	$—	$3,290	$8,496	$2.81	35%

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
(2) This non-GAAP adjustment removes the impact that the Consolidated Fund has on the Company’s GAAP consolidated statements of income. Specifically, the Company adds back the operating expenses and subtracts the investment income of the Consolidated Fund. The adjustment to net operating income represents the operating expenses of the Consolidated Fund, net of the elimination of related management and administrative fees. The adjustment to net income attributable to common shareholders represents the net income of the Consolidated Fund, net of redeemable non-controlling interests. The Company believes removing the impact of the Consolidated Fund helps readers understand its core operating results and improves comparability from period to period.

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
(4) The income tax expense impacts were calculated and resulted in the overall non-GAAP effective tax rates of 26.3% for the three months ended March 31, 2024, and 27.9% for the three months ended March 31, 2023.

Critical Accounting Estimates
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
For a summary of the critical accounting policies important to understanding the condensed consolidated financial statements, please see Note 2, Significant Accounting Policies, in “Part I - Item 1 - Financial Statements” of this Form 10-Q, and Note 2, Significant Accounting Policies, in “Part II - Item 8 - Financial Statements and Supplementary Data” in the 2023 Form 10-K.
There have been no material changes to the Company’s critical accounting estimates during the quarter ended March 31, 2024, as compared to the critical accounting estimates disclosed in “Part II - Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2023 Form 10-K.

ITEM 3:	Quantitative and Qualitative Disclosures About Market Risk
For information regarding the Company’s exposure to certain market risks, see “Part II - Item 7A - Quantitative and Qualitative Disclosures About Market Risk” in the 2023 Form 10-K. Except as described in “Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q, there have been no significant changes in the Company’s market risk exposures since the Company’s December 31, 2023 year end.

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

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II:	OTHER INFORMATION

ITEM 1:	Legal Proceedings
From time to time, the Company is party to ordinary, routine litigation that is incidental to its business. There are currently no such matters pending that the Company believes could have a material adverse effect on its consolidated financial statements.

ITEM 1A:	Risk Factors
There have been no material changes to the Company’s risk factors from the information disclosed in “Part I - Item 1A - Risk Factprs” of the 2023 Form 10-K.

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended March 31, 2024, DHIL did not sell any common shares that were not registered under the Securities Act. The following table sets forth information regarding repurchases of DHIL common shares during the quarter ended March 31, 2024:

Period	Total Number of Common Shares Purchased (a)	Average Price Paid Per Common Share	Total Number of Common Shares Purchased as part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Jan. 1, 2024 through Jan. 31, 2024	15,483	$162.02	9,111	$24,987,018
Feb. 1, 2024 through Feb. 29, 2024	32,148	155.30	32,148	19,994,459
Mar. 1, 2024 through Mar. 31, 2024	43,849	153.01	43,849	13,285,092
Total	91,480	$155.34	85,108	$13,285,092

(a)The Company regularly withholds common shares for tax payments due upon the vesting of employee restricted stock. Common shares withheld to cover tax withholding obligations in connection with the vesting of employee restricted stock are treated as common share repurchases for purposes of this table. Those withheld common shares are not considered repurchases of DHIL common shares under any authorized common share repurchase plan or program. During the quarter ended March 31, 2024, the Company withheld 6,372 DHIL common shares for employee tax withholding obligations at an average price paid per share of $165.59.
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
During the quarter ended March 31, 2024, no director or Section 16 officer (as defined under Rule 16a-1 of the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6:	Exhibits

3.1	Amended and Restated Articles of Incorporation of DHIL (incorporated by reference from Exhibit 3.1 to the Annual Report on Form 10-K filed with the SEC on February 29, 2024).

3.2	Amended and Restated Code of Regulations of DHIL (incorporated by reference from Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on April 28, 2017).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) (filed herewith).

32.1	Section 1350 Certification (filed herewith).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

DIAMOND HILL INVESTMENT GROUP, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DIAMOND HILL INVESTMENT GROUP, INC.

Date	Title	Signature

May 8, 2024	Chief Executive Officer and President (Principal Executive Officer)	/s/ Heather E. Brilliant
Heather E. Brilliant

May 8, 2024	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	/s/ Thomas E. Line
Thomas E. Line