Form 10-Q
period 2024-06-30
DIAMOND HILL INVESTMENT GROUP INC
filed 2024-07-31
CIK 909108

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes:  ☐    No:  ☒

As of July 30, 2024, the registrant had 2,751,023 outstanding common shares.

DIAMOND HILL INVESTMENT GROUP, INC.

PART I:	FINANCIAL INFORMATION

ITEM 1:	Financial Statements
Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	6/30/2024	12/31/2023
	(Unaudited)
ASSETS
Cash and cash equivalents	$23,449,563	$46,991,879
Investments	153,997,045	147,738,862
Accounts receivable	19,046,218	18,051,241
Prepaid expenses	3,091,514	3,509,460
Income taxes receivable	1,291,205	1,620,864
Property and equipment, net of depreciation	1,843,193	2,591,604
Deferred taxes	10,332,525	11,590,438
Total assets	$213,051,263	$232,094,348
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$5,274,101	$6,190,370
Accrued incentive compensation	14,566,153	29,500,000
Deferred compensation	36,674,694	36,087,170
Total liabilities	56,514,948	71,777,540
Permanent shareholders’ equity
Common shares, no par value: 7,000,000 shares authorized; 2,751,331 issued and outstanding at June 30, 2024 (inclusive of 192,694 unvested shares); 2,823,076 issued and outstanding at December 31, 2023 (inclusive of 190,172 unvested shares)	10,916,078	22,164,410
Preferred shares, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred equity compensation	(20,686,099)	(15,392,418)
Retained earnings	166,306,336	153,544,816
Total permanent shareholders’ equity	156,536,315	160,316,808
Total liabilities and shareholders’ equity	$213,051,263	$232,094,348

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUES:
Investment advisory	$34,841,125	$31,500,443	$69,192,918	$63,542,902
Mutual fund administration, net	1,820,208	1,850,194	3,763,345	3,798,238
Total revenue	36,661,333	33,350,637	72,956,263	67,341,140
OPERATING EXPENSES:
Compensation and related costs, excluding deferred compensation expense (benefit)	18,330,666	17,399,350	36,478,131	33,762,258
Deferred compensation expense (benefit)	(869,135)	1,982,724	2,321,228	2,727,235
General and administrative	4,291,304	3,637,716	8,431,510	7,143,786
Sales and marketing	1,891,562	1,721,579	3,580,514	3,374,082
Mutual fund administration	884,325	823,085	1,709,443	1,606,029
Total operating expenses	24,528,722	25,564,454	52,520,826	48,613,390
NET OPERATING INCOME	12,132,611	7,786,183	20,435,437	18,727,750
NON-OPERATING INCOME
Investment income (loss), net	(654,591)	6,276,708	8,711,087	14,359,446
Total non-operating income (loss)	(654,591)	6,276,708	8,711,087	14,359,446
NET INCOME BEFORE TAXES	11,478,020	14,062,891	29,146,524	33,087,196
Income tax expense	(3,352,180)	(3,893,942)	(8,004,751)	(8,815,200)
NET INCOME	8,125,840	10,168,949	21,141,773	24,271,996
Net income attributable to redeemable noncontrolling interest	—	(736,470)	—	(2,131,965)
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$8,125,840	$9,432,479	$21,141,773	$22,140,031
Earnings per share attributable to common shareholders
Basic	$2.93	$3.18	$7.57	$7.39
Diluted	$2.93	$3.18	$7.57	$7.39
Weighted average shares outstanding
Basic	2,769,427	2,970,357	2,793,133	2,997,574
Diluted	2,769,427	2,970,357	2,793,133	2,997,574
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest (unaudited)

	Three Months Ended June 30, 2024
	Shares Outstanding	Common Shares	Deferred Equity Compensation	Retained Earnings	Total
Balance at March 31, 2024	2,804,668	$19,029,598	$(23,075,385)	$162,331,427	$158,285,640
Issuance of restricted stock grants	5,024	760,427	(760,427)	—	—
Amortization of restricted stock grants	—	—	2,963,189	—	2,963,189
Issuance of common shares related to employee stock purchase plan	287	40,397	—	—	40,397
Shares withheld related to employee tax withholding	(22,602)	(3,484,551)	—	—	(3,484,551)
Forfeiture of restricted stock grants	(1,105)	(186,524)	186,524	—	—
Repurchase of common shares (inclusive of accrued excise tax of $35,343)	(34,941)	(5,243,269)	—	—	(5,243,269)
Cash dividends paid	—	—	—	(4,150,931)	(4,150,931)
Net income	—	—	—	8,125,840	8,125,840
Balance at June 30, 2024	2,751,331	$10,916,078	$(20,686,099)	$166,306,336	$156,536,315

	Three Months Ended June 30, 2023
	Shares Outstanding	Common Shares	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at March 31, 2023	3,027,738	$55,690,092	$(23,568,556)	$137,125,818	$169,247,354	$17,332,798
Issuance of restricted stock grants	6,585	1,080,755	(1,080,755)	—	—	—
Amortization of restricted stock grants	—	—	2,996,166	—	2,996,166	—
Issuance of common shares related to 401(k) plan match	53	8,501	—	—	8,501	—
Issuance of common shares related to employee stock purchase plan	415	71,089	—	—	71,089	—
Shares withheld related to employee tax withholding	(18,479)	(3,041,274)	—	—	(3,041,274)	—
Forfeiture of restricted stock grants	(3,464)	(565,519)	565,519	—	—	—
Repurchase of common shares (inclusive of accrued excise tax of $44,436)	(62,584)	(10,340,094)	—	—	(10,340,094)	—
Cash dividends paid	—	—	—	(4,433,156)	(4,433,156)	—
Net income	—	—	—	9,432,479	9,432,479	736,470
Net subscriptions of Consolidated Funds	—	—	—	—	—	4,674,730
Balance at June 30, 2023	2,950,264	$42,903,550	$(21,087,626)	$142,125,141	$163,941,065	$22,743,998
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest (unaudited)

	Six Months Ended June 30, 2024
	Shares Outstanding	Common Shares	Deferred Equity Compensation	Retained Earnings	Total
Balance at December 31, 2023	2,823,076	$22,164,410	$(15,392,418)	$153,544,816	$160,316,808
Issuance of restricted stock grants	77,056	11,818,825	(11,818,825)	—	—
Amortization of restricted stock grants	—	—	6,222,428	—	6,222,428
Issuance of common shares related to employee stock purchase plan	1,975	300,636	—	—	300,636
Shares withheld related to employee tax withholding	(28,974)	(4,539,691)	—	—	(4,539,691)
Forfeiture of restricted stock grants	(1,753)	(302,716)	302,716	—	—
Repurchase of common shares (inclusive of accrued excise tax of $162,090)	(120,049)	(18,525,386)	—	—	(18,525,386)
Cash dividends paid	—	—	—	(8,380,253)	(8,380,253)
Net income	—	—	—	21,141,773	21,141,773
Balance at June 30, 2024	2,751,331	$10,916,078	$(20,686,099)	$166,306,336	$156,536,315

	Six Months Ended June 30, 2023
	Shares Outstanding	Common Shares	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at December 31, 2022	3,010,457	$51,688,631	$(17,011,144)	$128,994,758	$163,672,245	$14,126,198
Issuance of restricted stock grants	55,684	10,481,741	(10,481,741)	—	—	—
Amortization of restricted stock grants	—	—	5,839,740	—	5,839,740	—
Issuance of common shares related to 401k plan match	99	16,344	—	—	16,344	—
Issuance of common shares related to employee stock purchase plan	2,378	394,159	—	—	394,159	—
Shares withheld related to employee tax withholding	(24,600)	(4,173,781)	—	—	(4,173,781)	—
Forfeiture of restricted stock grants	(3,464)	(565,519)	565,519	—	—	—
Repurchase of common shares (inclusive of accrued excise tax of $72,241)	(90,290)	(14,938,025)	—	—	(14,938,025)	—
Cash dividends paid	—	—	—	(9,009,648)	(9,009,648)	—
Net income	—	—	—	22,140,031	22,140,031	2,131,965
Net subscriptions of Consolidated Fund	—	—	—	—	—	6,485,835
Balance at June 30, 2023	2,950,264	$42,903,550	$(21,087,626)	$142,125,141	$163,941,065	$22,743,998
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,141,773	$24,271,996
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	638,772	654,971
Share-based compensation	6,267,522	5,915,199
Increase in accounts receivable	(994,977)	(1,629,081)
Change in current income taxes	329,659	739,586
Change in deferred income taxes	1,257,913	1,826,918
Net gains on investments	(6,967,386)	(12,118,180)
Net change in securities held by Consolidated Fund	—	(4,013,615)
Decrease in accrued incentive compensation	(14,933,847)	(18,806,944)
Increase in deferred compensation	587,524	2,469,535
Other changes in assets and liabilities	(410,874)	(1,196,020)
Net cash provided by (used in) operating activities	6,916,079	(1,885,635)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(139,900)	(21,705)
Purchase of Company sponsored investments	(8,723,131)	(5,827,496)
Proceeds from sale of Company sponsored investments	9,432,334	4,424,864
Net cash provided by (used in) investing activities	569,303	(1,424,337)
CASH FLOWS FROM FINANCING ACTIVITIES:
Value of common shares withheld related to employee tax withholding	(4,539,691)	(4,173,781)
Payment of dividends	(8,380,253)	(9,009,648)
Net subscriptions received from redeemable noncontrolling interest holders	—	6,485,835
Repurchases of common shares	(18,363,296)	(14,865,784)
Proceeds received under employee stock purchase plan	255,542	335,044
Net cash used in financing activities	(31,027,698)	(21,228,334)
CASH AND CASH EQUIVALENTS
Net change during the period	(23,542,316)	(24,538,306)
At beginning of period	46,991,879	63,195,302
At end of period	$23,449,563	$38,656,996
Supplemental cash flow information:
Income taxes paid	$6,417,179	$6,248,696

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
Note 2 Significant Accounting Policies
Basis of Presentation
The accompanying unaudited, condensed, and consolidated financial statements of the Company as of June 30, 2024 and December 31, 2023, and for the three-month and six-month periods ended June 30, 2024 and 2023, have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”), the instructions to Form 10-Q, and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, the accompanying financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management (“management”), all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the financial condition and results of operations as of the dates, and for the interim periods, presented, have been included. The accompanying unaudited, condensed, and consolidated financial statements and these footnotes should be read in conjunction with the audited consolidated financial statements of the Company included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Form 10-K”), as filed with the SEC.
Operating results for the three-month and six-month period ended June 30, 2024, are not necessarily indicative of the results the Company may expect for any fiscal quarter, the full fiscal year ending December 31, 2024, or any subsequent period.

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
DHIL consolidates those subsidiaries and investments over which it has a controlling interest. The Company is generally deemed to have a controlling interest when it owns the majority of the voting interest of a voting rights entity (“VRE”) or is deemed to be the primary beneficiary of a variable interest entity (“VIE”). A VIE is an entity that lacks sufficient equity to finance its activities or any entity whose equity holders do not have defined power to direct the activities of the entity normally associated with an equity investment. The Company’s analysis to determine whether an entity is a VIE or a VRE involves judgment and consideration of several factors, including an entity’s legal organization, equity structure, the rights of the investment holders, the Company’s ownership interest in the entity, and the Company’s contractual involvement with the entity. The Company continually reviews and reconsiders its controlling interest, VIE, and VRE conclusions upon the occurrence of certain events, such as changes to its ownership interest or amendments to contract documents.
The Company performs its consolidation analysis at the individual Fund level and has concluded that the Funds are VREs, because the structure of the Funds is such that the shareholders are deemed to have the power through voting rights to direct the activities that most significantly impact each Fund’s economic performance. The Funds are consolidated if DHIL ownership, directly or indirectly, represents a majority interest (greater than 50%). The Company records redeemable noncontrolling interests in consolidated investments for which the Company’s ownership is less than 100%. As of December 31, 2023 and June 30, 2024, the Company had not consolidated any of the Funds. During the three- and six-month periods ended June 30, 2023, the Company consolidated the Diamond Hill International Fund. Each Fund consolidated during the applicable period is referred to as a “Consolidated Fund”.
DHCM is the investment adviser to DHMF and is the managing member of Diamond Hill Fund GP, LLC (the “General Partner”), which is the general partner of DHMF. DHCM is wholly owned by, and consolidated with, DHIL. Further, through its control of the General Partner, DHCM has the power to direct DHMF’s economic activities and the right to receive investment advisory fees from DHMF that may be significant. DHMF commenced operations on June 1, 2021, and its underlying assets consist primarily of marketable securities.
The Company concluded DHMF was a VIE given that: (i) DHCM has disproportionately less voting interest than economic interest, and (ii) DHMF’s limited partners have full power to remove the General Partner (which is controlled by DHCM, and DHCM is controlled by DHIL) due to the existence of substantive kick-out rights. In addition, substantially all of DHMF’s activities are conducted on behalf of the General Partner, which has disproportionately few voting rights. The Company concluded it is not the primary beneficiary of DHMF as it lacks the power to control DHMF, since DHMF’s limited partners have single-party kick-out rights and can unilaterally remove the General Partner without cause. DHCM’s investments in DHMF are reported as a component of the Company’s investment portfolio and valued at DHCM’s respective share of DHMF’s net income or loss.
Gains and losses attributable to changes in the value of DHCM’s interests in DHMF are included in the Company’s reported investment income. The Company’s exposure to loss as a result of its involvement with DHMF is limited to the amount of its investment. DHCM is not obligated to provide, and has not provided, financial or other support to DHMF, except for its investment in DHMF to date and its contractually provided investment advisory responsibilities. The Company has not provided liquidity arrangements, guarantees, or other commitments to support DHMF’s operations, and DHMF’s creditors and interest holders have no recourse to the general credit of the Company.
Redeemable Noncontrolling Interest
Redeemable noncontrolling interest represents third-party interests in the Consolidated Fund. This interest is redeemable at the option of the investors, and, therefore, is not treated as permanent equity. Redeemable noncontrolling interest is recorded at redemption value, which approximates the fair value each reporting period.
Segment Information
Management has determined that the Company operates as a single business segment, which is providing investment advisory and related services to clients through pooled vehicles, including the Funds and DHMF, separately managed accounts, CITs, other pooled vehicles including sub-advised funds, and model delivery programs. Therefore, the Company does not present disclosures relating to operating segments in annual or interim financial statements.

Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and money market mutual funds held by DHCM. The Company considers all highly liquid temporary cash instruments with an original maturity of three months or less to be cash equivalents. The Company places its cash on deposit with U.S. financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company’s credit risk in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amount on deposit. Management monitors the financial institutions’ creditworthiness in conjunction with balances on deposit to minimize risk. The Company has amounts on deposit in excess of the insured limits. As of June 30, 2024, the Company had $2.5 million and $20.9 million in demand deposits and money market mutual funds, respectively. As of December 31, 2023, the Company had $2.8 million and $44.2 million in demand deposits and money market mutual funds, respectively.
Accounts Receivable
The Company records accounts receivable when they are due and presents them on the balance sheet net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of the individual or entity that owes the receivable. No allowance for doubtful accounts was deemed necessary at either June 30, 2024, or December 31, 2023. Accounts receivable from the Funds were $9.4 million as of June 30, 2024, and $9.1 million as of December 31, 2023.
Investments
Management determines the appropriate classification of the Company’s investments at the time of purchase and re-evaluates its determination each reporting period.
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

Revenue from contracts with clients that was earned during the three months ended June 30, 2024 and 2023 include:

	Three Months Ended June 30, 2024
	Investment advisory	Mutual fund administration, net	Total revenue
Diamond Hill Funds	$22,559,374	$1,820,208	$24,379,582
Separately managed accounts	6,605,780	—	6,605,780
Other pooled vehicles	2,873,703	—	2,873,703
Collective investment trusts	1,568,385	—	1,568,385
Model delivery	1,233,883	—	1,233,883
	$34,841,125	$1,820,208	$36,661,333

	Three Months Ended June 30, 2023
	Investment advisory	Mutual fund administration, net	Total revenue
Diamond Hill Funds	$20,921,423	$1,850,194	$22,771,617
Separately managed accounts	6,238,511	—	6,238,511
Other pooled vehicles	2,203,023	—	2,203,023
Model delivery	1,301,391	—	1,301,391
Collective investment trusts	836,095	—	836,095
	$31,500,443	$1,850,194	$33,350,637

Revenue from contracts with clients that was earned during the six months ended June 30, 2024 and 2023, include:

	Six Months Ended June 30, 2024
	Investment advisory	Mutual fund administration, net	Total revenue
Diamond Hill Funds	$44,654,558	$3,763,345	$48,417,903
Separately managed accounts	13,385,128	—	13,385,128
Other pooled vehicles	5,644,416	—	5,644,416
Collective investment trusts	2,965,395	—	2,965,395
Model delivery	2,543,421	—	2,543,421
	$69,192,918	$3,763,345	$72,956,263

	Six Months Ended June 30, 2023
	Investment advisory	Mutual fund administration, net	Total revenue
Diamond Hill Funds	$42,304,966	$3,798,238	$46,103,204
Separately managed accounts	12,502,872	—	12,502,872
Other pooled vehicles	4,334,704	—	4,334,704
Model delivery	2,663,144	—	2,663,144
Collective investment trusts	1,737,216	—	1,737,216
	$63,542,902	$3,798,238	$67,341,140

Revenue Recognition – Investment Advisory Fees
DHCM’s investment advisory contracts with clients have a single performance obligation because the contracted services are not separately identifiable from other obligations in the contracts, and, therefore, are not distinct. All obligations to provide investment advisory services are satisfied over time by DHCM.
The fees DHCM receives for its services under its investment advisory contracts are based on AUM, which change based on the value of securities held under each investment advisory contract. These fees are thereby constrained and represent variable consideration, and they are excluded from revenue until the AUM on which DHCM’s client is billed are no longer subject to market fluctuations.
DHCM also provides its strategy model portfolios and related services to sponsors of model delivery programs. For its services, DHCM is paid a model delivery fee by the program sponsor at a pre-determined rate based on the amount of assets under advisement (“AUA”) in the program.
Revenue Recognition – Performance-Based Fees
DHCM manages a client account that pays performance-based fees. These fees are calculated based on the client’s investment results over rolling five-year periods. The Company records performance-based fees when it is probable that a significant reversal of the revenue will not occur. The Company did not record any performance-based fees during the three-month and six-month periods ended June 30, 2024 or the three-month and six-month periods ended June 30, 2023. Since the completion of the initial five-year contract measurement term, the performance-based fee has been calculated annually based on the client investment results over the most recently completed five-year period. The Company’s next performance measurement period will be the 12 months ending September 30, 2024. AUM subject to performance-based fees were approximately $552.8 million as of June 30, 2024.
Revenue Recognition – Mutual Fund Administration
DHCM has an administrative and transfer agency services agreement with the Funds under which DHCM performs certain services for each Fund. These services include performance obligations, such as mutual fund administration, fund accounting, transfer agency, and other related functions. These services are performed concurrently under DHCM’s agreement with the Funds. All performance obligations to provide these administrative services are satisfied over time, and the Company recognizes the related revenue as time progresses. Each Fund pays DHCM a fee for performing these services, which is calculated using an annual rate multiplied by the average daily net assets of each respective Fund share class. These fees are thereby constrained and represent variable consideration, and are excluded from revenue until the AUM on which DHCM bills the Funds are no longer subject to market fluctuations.
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
Mutual fund administration gross and net revenue are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Mutual fund administration:
Administration revenue, gross	$5,930,195	$5,339,453	$11,648,804	$10,756,328
Fund related expense	(4,109,987)	(3,489,259)	(7,885,459)	(6,958,090)
Mutual fund administration revenue, net	$1,820,208	$1,850,194	$3,763,345	$3,798,238

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
Recently Adopted Accounting Guidance
The Company did not adopt any new accounting guidance during the six months ended June 30, 2024 that had a material effect on its financial position or results of operations.
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

Note 3 Investments
The following table summarizes the carrying value of the Company’s investments as of June 30, 2024 and December 31, 2023:

	As of
	June 30, 2024	December 31, 2023
Fair value investments:
Company sponsored investments	$63,294,083	$63,208,573
Company sponsored equity method investments	90,702,962	84,530,289
Total Investments	$153,997,045	$147,738,862

The components of net investment income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Realized gains (losses)	$631,300	$(12,598)	$1,010,255	$806,537
Change in unrealized	(2,089,643)	4,843,046	5,959,069	10,651,217
Dividends	822,397	1,530,260	1,775,613	3,039,548
Other	(18,645)	(84,000)	(33,850)	(137,856)
Investment (loss) income, net	$(654,591)	$6,276,708	$8,711,087	$14,359,446
Company-Sponsored Equity Method Investments
As of June 30, 2024, the Company’s equity method investments consisted of DHMF, the Diamond Hill International Fund, and the Diamond Hill Large Cap Concentrated Fund. The Company’s ownership percentage in these investments was 84%, 43%, and 45%, respectively. The Company’s ownership in DHMF, the Diamond Hill International Fund, and the Diamond Hill Large Cap Concentrated Fund includes $7.7 million of investments held in the Deferred Compensation Plans (as defined in Note 6).
The following table includes the condensed summary financial information from the Company’s equity method investments as of, and for the three-month and six-month periods ended, June 30, 2024:

		As of
		June 30, 2024
Total assets		$195,843,131
Total liabilities		8,241,975
Net assets		187,601,156
DHCM’s portion of net assets		$90,702,962

	For the Three Months Ended	For the Six Months Ended
	June 30, 2024	June 30, 2024
Investment income	$1,441,947	$2,576,888
Expenses	434,129	820,622
Net realized gains	1,038,400	3,192,465
Change in unrealized	(2,764,350)	6,924,246
Net (loss) income	(718,132)	11,872,977
DHCM’s portion of net (loss) income	$(374,341)	$5,900,279
The Company’s investments at June 30, 2024 include its interest in DHMF, an unconsolidated VIE, as the Company is not deemed the primary beneficiary. The Company’s maximum risk of loss related to its involvement with DHMF is limited to the carrying value of its investment, which was $19.3 million as of June 30, 2024.

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
The following table summarizes investments that are recognized in the Company’s consolidated balance sheet using fair value measurements (excluding investments classified as equity method investments) determined based upon the differing levels as of June 30, 2024:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$20,908,077	—	—	$20,908,077
Fair value investments:
Company-sponsored investments	$63,294,083	—	—	$63,294,083
Changes to fair values of the investments are recorded in the Company’s consolidated statements of income as investment (loss) income, net.

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
The Company did not borrow under the Credit Agreement during the six months ended June 30, 2024, and no borrowings were outstanding as of June 30, 2024.

Note 6 Compensation Plans
Share-Based Payment Transactions
The Company maintains the shareholder-approved Diamond Hill Investment Group, Inc. 2022 Equity and Cash Incentive Plan (the “2022 Plan”), which authorizes the issuance of 300,000 DHIL common shares in various forms of equity awards. As of June 30, 2024, there were 158,589 DHIL common shares available for grants under the 2022 Plan. Previously, the Company issued equity awards under the Diamond Hill Investment Group, Inc. 2014 Equity and Cash Incentive Plan (the “2014 Plan”). There are no longer any DHIL common shares available for issuance under the 2014 Plan, although certain grants previously made under the 2014 Plan remain issued and outstanding.
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
The following table represents a roll-forward of outstanding restricted stock and related activity for the six months ended June 30, 2024:

	Shares	Weighted-Average Grant Date Price per Share
Outstanding restricted stock as of December 31, 2023	190,172	$164.69
Grants issued	77,056	153.38
Grants vested	(72,781)	169.74
Grants forfeited	(1,753)	172.68
Total outstanding restricted stock as of June 30, 2024	192,694	$158.19
Total deferred equity compensation related to unvested restricted stock was $20.7 million as of June 30, 2024. The recognition of compensation expense related to deferred compensation over the remaining vesting periods is as follows:

Six Months Remaining In
2024	2025	2026	2027	2028	Thereafter	Total
$5,886,896	$8,223,277	$4,825,653	$1,369,158	$326,060	$55,055	$20,686,099
Employee Stock Purchase Plan
Under the Diamond Hill Investment Group, Inc. Employee Stock Purchase Plan (the “ESPP”), eligible employees may purchase DHIL common shares at 85% of the fair market value on the last day of each offering period. Each offering period is approximately three months, which generally coincides with the Company’s fiscal quarters. During the six-month period ended June 30, 2024, ESPP participants purchased 1,975 DHIL common shares for $0.3 million, and the Company recorded $0.1 million of share-based payment expense related to the discount to fair market value for these purchases. During the six-month period ended June 30, 2023, ESPP participants purchased 2,378 DHIL common shares for $0.3 million and the Company recorded $0.1 million of share-based payment expense related to these purchases.
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
Deferred Compensation Plans
The Company sponsors the Diamond Hill Fixed Term Deferred Compensation Plan and the Diamond Hill Variable Term Deferred Compensation Plan (together, the “Deferred Compensation Plans”). Under the Deferred Compensation Plans, participants may elect to voluntarily defer, for a minimum of five years (subject to an earlier distribution in the case of the participant’s death or disability or a change in control of DHIL), certain incentive compensation that the Company then contributes into the Deferred Compensation Plans. Participants are responsible for designating investment options for the assets they contribute, and the distribution paid to each participant reflects any gains or losses on the assets realized in connection with the Deferred Compensation Plans. Assets held in the Deferred Compensation Plans are included in the Company’s investment portfolio, and the associated obligation to participants is included in deferred compensation liability. Deferred compensation liability was $36.7 million and $36.1 million as of June 30, 2024 and December 31, 2023, respectively.

Note 7 Operating Lease
The Company currently leases office space of approximately 37,829 square feet at a single location.
As of June 30, 2024, the carrying value of this right-of-use asset, which is included in property and equipment, was approximately $0.4 million net of deferred rent on the consolidated balance sheets. As of June 30, 2024, the carrying value of the lease liability was approximately $0.5 million, which is included in accounts payable and accrued expenses on the consolidated balance sheets.
The following table summarizes the total lease and operating expenses for the three-month and six-month periods ended June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023
Three Months Ended	$235,071	$234,336
Six Months Ended	$436,666	$440,413
The approximate future minimum lease payments under the operating lease are as follows:

Future Minimum Lease Payments
Six Months Remaining In
2024	2025	2026	2027	2028	Thereafter	Total
$312,089	$156,045	—	—	—	—	$468,134
In July 2024, the Company entered into an amendment to its lease agreement related to this office space. See Note 11 for further information regarding this amendment.
Note 8 Income Taxes
The Company has determined its interim tax provision projecting an estimated annual effective tax rate.
A reconciliation of the statutory federal tax rate to the Company’s effective income tax rate is as follows:

	Six Months Ended June 30,
	2024	2023
Statutory U.S. federal income tax rate	21.0%	21.0%
State and local income taxes, net of federal benefit	4.8%	4.8%
Internal revenue code section 162 limitations	1.4%	2.1%
Other	0.3%	0.6%
Unconsolidated effective income tax rate	27.5%	28.5%
Impact attributable to redeemable noncontrolling interest(a)	—%	(1.9)%
Effective income tax rate	27.5%	26.6%
(a) The provision for income taxes includes the impact of the operations of the Consolidated Fund, which is not subject to federal income taxes. Accordingly, a portion of the Company’s earnings are not subject to corporate tax levels.
The Company’s actual effective tax rate for the fiscal year ending December 31, 2024 could be materially different from the projected rate as of June 30, 2024.
The net temporary differences incurred to date will reverse in future periods as the Company generates taxable earnings. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets recorded. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2024 and December 31, 2023, no valuation allowance was deemed necessary.

FASB ASC 740, Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company recognizes tax benefits related to positions taken, or expected to be taken, on its tax returns, only if the positions are “more-likely-than-not” sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its financial statements. The Company did not record an accrual for tax-related uncertainties or unrecognized tax positions as of June 30, 2024 or December 31, 2023.
The Company did not recognize any interest and penalties during the six months ended June 30, 2024.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$8,125,840	$10,168,949	$21,141,773	$24,271,996
Less: Net income attributable to redeemable noncontrolling interest	—	(736,470)	—	(2,131,965)
Net income attributable to common shareholders	$8,125,840	$9,432,479	$21,141,773	$22,140,031

Weighted average number of outstanding shares - Basic	2,769,427	2,970,357	2,793,133	2,997,574
Weighted average number of outstanding shares - Diluted	2,769,427	2,970,357	2,793,133	2,997,574

Earnings per share attributable to common shareholders
Basic	$2.93	$3.18	$7.57	$7.39
Diluted	$2.93	$3.18	$7.57	$7.39

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

Note 11 Subsequent Events
On July 31, 2024, DHIL’s board of directors (“Board”) approved a quarterly cash dividend of $1.50 per share, payable on September 13, 2024, to shareholders of record as of the close of business on August 29, 2024. This dividend is expected to reduce shareholders’ equity by approximately $4.1 million.
On July 15, 2024, the Company entered into an amendment to its office space lease agreement, which will extend the rental term for its current office space by an additional 10 years to March 31, 2035. The approximate future minimum lease payments under the amended lease agreement are approximately $9.2 million over the additional ten-year period.

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

Forward-looking statements attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements above, in “Part I – Item 1A. – Risk Factors” of the 2023 Form 10-K, and in the Company’s public documents on file with the SEC. New risks and uncertainties arise from time to time, and factors that the Company currently deems immaterial may become material, and it is impossible for the Company to predict these events or how they may affect it. The Company undertakes no obligation to update any forward-looking statements after the date they are made, whether as a result of new information, future events or developments or otherwise, except as required by law, although it may do so from time to time. Readers are advised to consult any further disclosures the Company makes on related subjects in its public announcements and SEC filings. The Company does not endorse any projections regarding future performance that may be made by third parties.
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
Assets Under Management
DHCM’s principal source of revenue is investment advisory fees earned from managing client accounts under investment advisory and sub-advisory agreements. The fees earned depend on the type of investment strategy, account size, and servicing requirements. DHCM’s revenues depend largely on the total value and composition of its AUM. Accordingly, net cash flows from clients, market fluctuations, and the composition of AUM impact the Company’s revenues and results of operations. The Company also has certain agreements that allow it to earn performance-based fees if investment returns exceed targeted amounts over a specified measurement period.
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
The Company’s revenues are highly dependent on both the value and composition of AUM and AUA. The following is a summary of the Company’s AUM by product and investment strategy, a roll-forward of the change in AUM, and a summary of AUA for the three-month and six-month periods ended June 30, 2024 and 2023:

	Assets Under Management and Assets Under Advisement
	As of June 30,
(in millions, except percentages)	2024	2023	% Change
Diamond Hill Funds	$16,938	$15,414	10%
Separately managed accounts	6,657	6,467	3%
Collective investment trusts	1,857	975	90%
Other pooled vehicles	3,839	3,210	20%
Total AUM	29,291	26,066	12%
Total AUA	1,843	1,788	3%
Total AUM and AUA	$31,134	$27,854	12%

	Assets Under Management by Investment Strategy
	As of June 30,
(in millions, except percentages)	2024	2023	% Change
U.S. Equity
Large Cap	$17,917	$16,834	6%
Small-Mid Cap	2,409	2,701	(11)%
Mid Cap	1,046	942	11%
Select	697	480	45%
Small Cap	250	310	(19)%
Large Cap Concentrated	118	86	37%
Micro Cap	23	19	21%
Total U.S. Equity	22,460	21,372	5%

Alternatives
Long-Short	1,834	1,752	5%
Total Alternatives	1,834	1,752	5%

International Equity
International	134	65	106%
Total International Equity	134	65	106%

Fixed Income
Short Duration Securitized Bond	2,809	1,675	68%
Core Fixed Income	2,039	1,185	72%
Long Duration Treasury	25	26	(4)%
Total Fixed Income	4,873	2,886	69%

Total-All Strategies	29,301	26,075	12%
(Less: Investments in affiliated funds)(a)	(10)	(9)	NM
Total AUM	29,291	26,066	12%
Total AUA(b)	1,843	1,788	3%
Total AUM and AUA	$31,134	$27,854	12%
(a) Certain of the Funds own shares of the Diamond Hill Short Duration Securitized Bond Fund. The Company reduces the total AUM of each Fund that holds such shares by the AUM of the investments held in this affiliated fund.
(b) AUA is primarily comprised of the Company’s Large Cap and Select strategies.

	Change in Assets Under Management
	For the Three Months Ended June 30,
(in millions)	2024	2023
AUM at beginning of the period	$29,979	$24,927
Net cash inflows (outflows)
Diamond Hill Funds	117	(200)
Separately managed accounts	(185)	(173)
Collective investment trusts	247	(134)
Other pooled vehicles	50	404
	229	(103)
Net market appreciation (depreciation) and income	(917)	1,242
Increase (decrease) during the period	(688)	1,139
AUM at end of the period	29,291	26,066
AUA at end of period	1,843	1,788
Total AUM and AUA at end of period	$31,134	$27,854

Average AUM during the period	$29,206	$25,056
Average AUA during the period	1,866	1,792
Total Average AUM and AUA during the period	$31,072	$26,848

	Change in Assets Under Management
	For the Six Months Ended June 30,
(in millions)	2024	2023
AUM at beginning of the period	$27,418	$24,763
Net cash inflows (outflows)
Diamond Hill Funds	209	(89)
Separately managed accounts	(347)	(89)
Collective investment trusts	417	(116)
Other pooled vehicles	68	276
	347	(18)
Net market appreciation and income	1,526	1,321
Increase during the period	1,873	1,303
AUM at end of the period	29,291	26,066
AUA at end of period	1,843	1,788
Total AUM and AUA at end of period	$31,134	$27,854

Average AUM during the period	$28,652	$25,269
Average AUA during the period	1,833	1,818
Total Average AUM and AUA during the period	$30,485	$27,087

	Net Cash Inflows (Outflows) Further Breakdown
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Net cash inflows (outflows)
Equity	$(345)	$(237)	$(722)	$(716)
Fixed Income	574	134	1,069	698
	$229	$(103)	$347	$(18)

AUM decreased $0.7 billion during the three months ended June 30, 2024, due primarily to market declines, partially offset by net inflows into the Company’s strategies. Net fixed income inflows were primarily into the Company’s Short Duration Securitized Bond strategy. These inflows were partially offset by equity outflows, primarily out of the Company’s Large Cap and Small-Mid Cap and strategies.
AUM increased $1.9 billion during the six months ended June 30, 2024, due to appreciation in the financial markets and net inflows into the Company’s strategies. Net fixed income inflows were primarily into the Company’s Core Bond and Short Duration Securitized Bond strategies. Those inflows were partially offset by equity outflows, primarily out of the Company’s Large Cap and Small-Mid Cap strategies.

Consolidated Results of Operations
The following is a table and discussion of the Company’s consolidated results of operations.

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except per share amounts and percentages)	2024	2023	% Change	2024	2023	% Change
Total revenue	$36,661	$33,351	10%	$72,956	$67,341	8%
Net operating income	12,133	7,786	56%	20,435	18,728	9%
Adjusted net operating income(a)	11,264	9,879	14%	22,756	21,664	5%
Investment income (loss), net	(655)	6,277	NM	8,711	14,359	(39)%
Income tax expense	3,352	3,894	(14)%	8,005	8,815	(9)%
Net income attributable to common shareholders	8,126	9,432	(14)%	21,142	22,140	(5)%
Earnings per share attributable to common shareholders (diluted)	$2.93	$3.18	(8)%	$7.57	$7.39	2%
Adjusted earnings per share attributable to common shareholders (diluted)(a)	$2.88	$2.35	23%	$5.91	$5.17	14%
Net operating profit margin	33%	23%		28%	28%
Adjusted net operating profit margin(a)	31%	30%		31%	32%

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
Summary Discussion of Consolidated Results of Operations - Three Months Ended June 30, 2024, compared with Three Months Ended June 30, 2023
Revenue for the three months ended June 30, 2024 increased $3.3 million, or 10%, compared to revenue for the same period in 2023, primarily due to a 16% increase in average AUM and AUA. The average advisory fee rate decreased from 0.47% for the three months ended June 30, 2023 to 0.45% for the three months ended June 30, 2024.

Operating profit margin was 33% for the three months ended June 30, 2024, and 23% for the three months ended June 30, 2023. The increase in operating profit margin was primarily driven by deferred compensation benefit (9% of the 10% margin increase).
Adjusted operating profit margin was 31% for the three months ended June 30, 2024, and 30% for the three months ended June 30, 2023. Adjusted operating profit margin excludes the impact of market movements on the deferred compensation liability and related economic hedges, and the impact of the Consolidated Fund in 2023. See the “Non-GAAP Financial Measures and Reconciliation” section within this Form 10-Q.
The Company expects that its operating profit margin will fluctuate period over period based on various factors, including revenues, investment results in the strategies the Company manages, employee performance, staffing levels, and gains and losses on investments held in the Deferred Compensation Plans.
The Company had $0.7 million in investment losses due to market declines for the three months ended June 30, 2024, compared to investment income of $6.3 million due to strong market returns for the three months ended June 30, 2023.
Income tax expense decreased $0.5 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The decrease in income tax expense was primarily due to the decrease in the Company’s income before taxes period over period.
The Company generated net income attributable to common shareholders of $8.1 million ($2.93 per diluted share) for the three months ended June 30, 2024, compared with net income attributable to common shareholders of $9.4 million ($3.18 per diluted share) for the same period in 2023. The decrease in net income attributable to common shareholders period over period was primarily due to investment losses during the three months ended June 30, 2024 compared to investment income during the three months ended June 30, 2023.
Revenue

	Three Months Ended June 30,
(in thousands, except percentages)	2024	2023	% Change
Investment advisory	$34,841	$31,501	11%
Mutual fund administration, net	1,820	1,850	(2)%
Total	$36,661	$33,351	10%
Investment Advisory Fees. Investment advisory fees for the three months ended June 30, 2024 increased $3.3 million, or 11%, compared to the three months ended June 30, 2023. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates, which vary by investment product. The increase in investment advisory fees was primarily due to an increase in total average AUM and AUA of 16%, partially offset by a decrease in the average advisory fee rate from 0.47% to 0.45% period over period.
The average advisory fee rate for equity assets decreased from 0.49% during the three months ended June 30, 2023 to 0.48% during the three months ended June 30, 2024, and the average fee rate for fixed income assets remained unchanged at 0.30%. The decrease in the total average advisory fee rate was due to growth in the lower fee fixed income assets, which increased from 10% of AUM and AUA during the three months ended June 30, 2023, to 14% during the three months ended June 30, 2024. The average advisory fee rate is calculated by dividing investment advisory revenues by total average AUM and AUA during the period (annualized for all periods less than one year).
Mutual Fund Administration Fees. Mutual fund administration fees for the three months ended June 30, 2024 decreased by less than $0.1 million compared to the three months ended June 30, 2023. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of the Funds’ average AUM.

Expenses

	Three Months Ended June 30,
(in thousands, except percentages)	2024	2023	% Change
Compensation and related costs, excluding deferred compensation expense (benefit)	$18,331	$17,399	5%
Deferred compensation expense (benefit)	(869)	1,983	NM
General and administrative	4,291	3,638	18%
Sales and marketing	1,892	1,721	10%
Mutual fund administration	884	823	7%
Total	$24,529	$25,564	(4)%
Compensation and Related Costs, Excluding Deferred Compensation Expense (Benefit). Employee compensation and related costs (excluding deferred compensation expense (benefit)) increased by $0.9 million, or 5%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. This increase was due to an increase in accrued incentive compensation of $0.5 million and an increase in salary and related benefits of $0.4 million. Incentive compensation expense can fluctuate significantly period over period as the Company evaluates investment performance, individual performance, Company performance and other factors. Employee compensation and related costs (excluding deferred compensation expense (benefit)) as a percentage of total revenue was 50% for the three months ended June 30, 2024, compared to 52% for the three months ended June 30, 2023.
Deferred Compensation Expense (Benefit). Deferred compensation benefit was $0.9 million for the three months ended June 30, 2024, compared to an expense of $2.0 million for the three months ended June 30, 2023, primarily due to market returns on the Deferred Compensation Plans’ investments period over period.
The gain (loss) on the Deferred Compensation Plans’ investments increases (decreases) deferred compensation expense (benefit) and is included in operating income. Deferred compensation expense (benefit) is offset by an equal amount in investment income (loss) below net operating income on the consolidated statements of income, and thus, has no impact on net income attributable to the Company.

General and Administrative. General and administrative expenses increased by $0.7 million, or 18%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. This increase was due to a $0.6 million increase in expenses to support improvements to our research management system, cloud data platform and overall technology support, and an increase in other software expenses of $0.1 million.
Sales and Marketing. Sales and marketing expenses increased by $0.2 million, or 10%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase was due to a $0.1 million increase in payments made to third party intermediaries as a result of the increase in the Funds’ average AUM period over period and a $0.1 million increase in client event sponsorships.
Mutual Fund Administration. Mutual fund administration expenses increased by less than $0.1 million, or 7%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. Mutual fund administration expenses consist of both variable and fixed expenses. The increase was primarily due to the increase in the Funds’ average AUM period over period.
Summary Discussion of Consolidated Results of Operations - Six Months Ended June 30, 2024, compared with Six Months Ended June 30, 2023
Revenue for the six months ended June 30, 2024 increased $5.6 million, or 8%, compared to revenue for the same period in 2023, primarily due to a 13% increase in total average AUM and AUA. The average advisory fee rate decreased from 0.47% for the six months ended June 30, 2023 to 0.46% for the six months ended June 30, 2024.
Operating profit margin was 28% for both the six months ended June 30, 2024, and the six months ended June 30, 2023, respectively.

Adjusted operating profit margin was 31% for the six months ended June 30, 2024, and 32% for the six months ended June 30, 2023. Adjusted operating profit margin excludes the impact of market movements on the deferred compensation liability and related economic hedges, and the impact of the Consolidated Fund in 2023. See the “Non-GAAP Financial Measures and Reconciliation” section within this Form 10-Q.
The Company expects that its operating profit margin will fluctuate period over period based on various factors, including revenues, investment results in the strategies the Company manages, employee performance, staffing levels, and gains and losses on investments held in the Deferred Compensation Plans.
The Company had $8.7 million in investment income due to market appreciation for the six months ended June 30, 2024, compared to investment income of $14.4 million for the six months ended June 30, 2023.
Income tax expense decreased $0.8 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The decrease in income tax expense was primarily due to the decrease in the Company’s income before taxes period over period.
The Company generated net income attributable to common shareholders of $21.1 million ($7.57 per diluted share) for the six months ended June 30, 2024, compared with net income attributable to common shareholders of $22.1 million ($7.39 per diluted share) for the same period in 2023. The decrease in net income attributable to common shareholders period over period was primarily due to decreased investment income and increased operating expenses for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, partially offset by increased revenues period over period.
Revenue

	Six Months Ended June 30,
(in thousands, except percentages)	2024	2023	% Change
Investment advisory	$69,193	$63,543	9%
Mutual fund administration, net	3,763	3,798	(1)%
Total	$72,956	$67,341	8%
Investment Advisory Fees. Investment advisory fees for the six months ended June 30, 2024 increased $5.7 million, or 9%, compared to the six months ended June 30, 2023. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates, which vary by investment product. The increase in investment advisory fees was primarily due to an increase in total average AUM and AUA of 13%, partially offset by a decrease in the average advisory fee rate from 0.47% to 0.46% period over period.
The average advisory fee rate for equity assets decreased from 0.49% during the six months ended June 30, 2023 to 0.48% during the six months ended June 30, 2024, and the average fee rate for fixed income assets remained unchanged at 0.30%. The decrease in the total average advisory fee rate was due to growth in the lower fee fixed income assets, which increased from 9% of AUM and AUA during the six months ended June 30, 2023, to 14% during the six months ended June 30, 2024. The average advisory fee rate is calculated by dividing investment advisory revenues by total average AUM and AUA during the period (annualized for all periods less than one year).
Mutual Fund Administration Fees. Mutual fund administration fees for the six months ended June 30, 2024 decreased by less than $0.1 million compared to the six months ended June 30, 2023. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of the Funds’ average AUM.

Expenses

	Six Months Ended June 30,
(in thousands, except percentages)	2024	2023	% Change
Compensation and related costs, excluding deferred compensation expense	$36,478	$33,762	8%
Deferred compensation expense	2,321	2,727	(15)%
General and administrative	8,432	7,144	18%
Sales and marketing	3,581	3,374	6%
Mutual fund administration	1,709	1,606	6%
Total	$52,521	$48,613	8%
Compensation and Related Costs, Excluding Deferred Compensation Expense. Employee compensation and related costs (excluding deferred compensation expense) for the six months ended June 30, 2024 increased by $2.7 million, compared to the six months ended June 30, 2023. This increase was due to an increase in salary and related benefits of $1.3 million, increases in accrued incentive compensation of $1.0 million, and an increase in restricted stock expense of $0.4 million. Incentive compensation expense can fluctuate significantly period over period as the Company evaluates investment performance, individual performance, Company performance, and other factors. Employee compensation and related costs (excluding deferred compensation expense (benefit)) as a percentage of total revenue was 50.0% for both the six months ended June 30, 2024 and the six months ended June 30, 2023.
Deferred Compensation Expense. Deferred compensation expense was $2.3 million for the six months ended June 30, 2024, compared to $2.7 million for the six months ended June 30, 2023, primarily due to market returns on the Deferred Compensation Plans’ investments period over period.
The loss on the Deferred Compensation Plans’ investments decreases deferred compensation expense and is included in operating income. Deferred compensation expense is offset by an equal amount in investment loss below net operating income on the consolidated statements of income, and thus, has no impact on net income attributable to the Company.
General and Administrative. General and administrative expenses for the six months ended June 30, 2024, increased by $1.3 million, or 18%, compared to the six months ended June 30, 2023. The increase was due to a $0.9 million increase in expenses to support improvements to our research management system, cloud data platform and overall technology support, a $0.2 million increase in other software expenses, a $0.1 million increase in investment research expenses, and a $0.1 million increase in recruiting expenses.
Sales and Marketing. Sales and marketing expenses for the six months ended June 30, 2024, increased by $0.2 million, or 6%, compared to the six months ended June 30, 2023. The increase was due to a $0.1 million increase in payments made to third-party intermediaries as a result of the increase in the Funds’ average AUM period over period and a $0.1 million increase in various marketing expenses.
Mutual Fund Administration. Mutual fund administration expenses for the six months ended June 30, 2024, increased by $0.1 million, or 6%, compared to the six months ended June 30, 2023. Mutual fund administration expenses consist of both variable and fixed expenses. The increase was primarily due to the increase in the Funds’ average AUM period over period.

Liquidity and Capital Resources
Sources of Liquidity
The Company’s current financial condition is liquid, with a significant amount of its assets comprised of cash and cash equivalents, investments, accounts receivable, and other current assets. The Company’s main source of liquidity is cash flows from operating activities, which are generated from investment advisory and mutual fund administration fees. Cash and cash equivalents, investments held directly by DHCM, accounts receivable, and other current assets represented $164.2 million and $181.8 million of total assets as of June 30, 2024 and December 31, 2023, respectively. The Company believes that these sources of liquidity, as well as its continuing cash flows from operating activities, will be sufficient to meet its current and future operating needs.

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

Share Repurchases

DHIL repurchased 120,049 common shares during the six months ended June 30, 2024 for a total of $18.4 million. As of June 30, 2024, $8.1 million remains available for repurchases under the 2023 Repurchase Program, as defined and further discussed in “Part II - Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds” of this Form 10-Q.

Dividends
Subject to Board approval and compliance with applicable law, DHIL expects to pay a regular quarterly dividend of $1.50 per share. A summary of cash dividends paid during the six months ended June 30, 2024, is presented below:

Dividend	Declaration Date	Date Paid	Dividend Amount (in millions)
First quarter - $1.50 per share	February 29, 2024	March 22, 2024	$4.2
Second quarter - $1.50 per share	May 08, 2024	June 14, 2024	4.2
Total			$8.4
On July 31, 2024, the Board approved a regular quarterly dividend for the third quarter of 2024 of $1.50 per share which will be paid on September 13, 2024, to shareholders of record as of the close of business on August 29, 2024. The third quarter dividend is expected to reduce shareholders’ equity by approximately $4.1 million.
Working Capital
As of June 30, 2024, the Company had working capital of approximately $144.4 million, compared to $146.1 million as of December 31, 2023. Working capital includes cash and cash equivalents, accounts receivable, investments, and other current assets of DHCM, net of accounts payable and accrued expenses, accrued incentive compensation, deferred compensation and other current liabilities of DHCM.
Below is a summary of investments as of June 30, 2024 and December 31, 2023.

	As of
	June 30, 2024	December 31, 2023
Corporate Investments:
Diamond Hill International Fund	$56,106,747	$52,763,714
Diamond Hill Core Bond Fund	34,325,757	34,003,006
Diamond Hill Large Cap Concentrated Fund	13,413,509	12,402,576
Diamond Hill Micro Cap Fund, LP	13,476,338	12,482,396
Total Corporate Investments	117,322,351	111,651,692
Deferred Compensation Plans’ Investments in the Funds	36,674,694	36,087,170
Total Investments	$153,997,045	$147,738,862
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

For the six months ended June 30, 2024, net cash provided by operating activities totaled $6.9 million. Cash provided by operating activities was primarily driven by net income of $21.1 million, non-cash adjustments added back to net income consisting of share-based compensation of $6.3 million and depreciation of $0.6 million. These inflows were partially offset by a $14.9 million decrease in the incentive compensation accrual due to the annual incentive compensation payment made in the first quarter of 2024, and the cash impact of timing differences in the settlement of other assets and liabilities of $6.2 million.
For the six months ended June 30, 2023, net cash used in operating activities totaled $1.9 million. Cash used in operating activities was primarily driven by an $18.8 million decrease in the incentive compensation accrual due to the annual incentive compensation payment made in the first quarter of 2023, the net change in securities held by the Consolidated Funds of $4.0 million, and the cash impact of timing differences in the settlement of other assets and liabilities of $10.0 million. These outflows were partially offset by net income of $24.3 million, and non-cash adjustments added back to net income consisting of share-based compensation of $5.9 million, and depreciation of $0.7 million. Net cash used in operating activities of $1.9 million is inclusive of $5.8 million of cash used in operations by the Consolidated Funds.

Cash Flows from Investing Activities
The Company’s cash flows from investing activities consist primarily of purchases and redemptions in the Company’s investment portfolio and capital expenditures.
Cash flows provided by investing activities totaled $0.6 million for the six months ended June 30, 2024. Cash flows provided by investing activities were driven by proceeds from the sale of Deferred Compensation Plan investments totaling $9.4 million, partially offset by purchases of Deferred Compensation Plan investments of $8.7 million and the purchase of property and equipment of $0.1 million.
Cash flows used in investing activities totaled $1.4 million for the six months ended June 30, 2023. Cash flows used in investing activities were driven by purchases of Deferred Compensation Plan investments of $5.8 million, which were partially offset by proceeds from the sale of Deferred Compensation Plan investments totaling $4.4 million.

Cash Flows from Financing Activities
The Company’s cash flows from financing activities consist primarily of the repurchase of DHIL common shares, dividends paid on DHIL common shares, shares withheld related to employee tax withholding, proceeds received under the ESPP, and distributions to, or contributions from, redeemable noncontrolling interest holders.
For the six months ended June 30, 2024, net cash used in financing activities totaled $31.0 million, consisting of cash outflows for repurchases of DHIL’s common shares of $18.4 million, the payment of quarterly dividends totaling $8.4 million, and the value of shares withheld to cover employee tax withholding obligations of $4.5 million. These cash outflows were partially offset by proceeds received under the ESPP of $0.3 million.
For the six months ended June 30, 2023, net cash used in financing activities totaled $21.2 million, consisting of cash outflows for repurchases of DHIL’s common shares of $14.9 million, the payment of quarterly dividends totaling $9.0 million, and the value of shares withheld to cover employee tax withholding obligations of $4.2 million. These cash outflows were partially offset by net subscriptions received in the Consolidated Funds from redeemable noncontrolling interest holders of $6.5 million and proceeds received under the ESPP of $0.3 million.
Non-GAAP Financial Measures and Reconciliation
As supplemental information, the Company is providing certain financial measures that are based on methodologies other than GAAP (“non-GAAP”). Management believes the non-GAAP financial measures below are useful measures of the Company’s core business activities, are important metrics in estimating the value of an asset management business, and help facilitate comparisons to Company operating performance across periods. These non-GAAP financial measures should not be used as a substitute for financial measures calculated in accordance with GAAP and may be calculated differently by other companies. The following schedules reconcile the differences between financial measures calculated in accordance with GAAP and non-GAAP financial measures for the three-month and six-month periods ended June 30, 2024 and 2023, respectively.

	Three Months Ended June 30, 2024
(in thousands, except percentages and per share data)	Total operating expenses	Net operating income	Total non-operating income (loss)	Income tax expense(4)	Net income attributable to common shareholders	Earnings per share attributable to common shareholders - diluted	Net operating profit margin
GAAP Basis	$24,529	$12,133	$(655)	$3,352	$8,126	$2.93	33%
Non-GAAP Adjustments:
Deferred compensation liability(1)	869	(869)	869	—	—	—	(2)%
Other investment income(3)	—	—	(214)	(62)	(152)	(0.05)	—
Adjusted Non-GAAP basis	$25,398	$11,264	$—	$3,290	$7,974	$2.88	31%

	Three Months Ended June 30, 2023
(in thousands, except percentages and per share data)	Total operating expenses	Net operating income	Total non-operating income (loss)	Income tax expense(4)	Net income attributable to common shareholders	Earnings per share attributable to common shareholders - diluted	Net operating profit margin
GAAP Basis	$25,564	$7,786	$6,277	$3,894	$9,432	$3.18	23%
Non-GAAP Adjustments:
Deferred compensation liability(1)	(1,983)	1,983	(1,983)	—	—	—	7%
Consolidated Funds(2)	—	110	(2,393)	(452)	(1,095)	(0.37)	—
Other investment income(3)	—	—	(1,901)	(555)	(1,346)	(0.46)	—
Adjusted Non-GAAP basis	$23,581	$9,879	$—	$2,887	$6,991	$2.35	30%

	Six Months Ended June 30, 2024
(in thousands, except percentages and per share data)	Total operating expenses	Net operating income	Total non-operating income (loss)	Income tax expense(4)	Net income attributable to common shareholders	Earnings per share attributable to common shareholders - diluted	Net operating profit margin
GAAP Basis	$52,521	$20,435	$8,711	$8,005	$21,142	$7.57	28%
Non-GAAP Adjustments:
Deferred compensation liability(1)	(2,321)	2,321	(2,321)	—	—	—	3%
Other investment income(3)	—	—	(6,390)	(1,757)	(4,633)	(1.66)	—
Adjusted Non-GAAP basis	$50,200	$22,756	$—	$6,248	$16,509	$5.91	31%

	Six Months Ended June 30, 2023
(in thousands, except percentages and per share data)	Total operating expenses	Net operating income	Total non-operating income (loss)	Income tax expense(4)	Net income attributable to common shareholders	Earnings per share attributable to common shareholders - diluted	Net operating profit margin
GAAP Basis	$48,613	$18,728	$14,359	$8,815	$22,140	$7.39	28%
Non-GAAP Adjustments:
Deferred compensation liability (1)	(2,727)	2,727	(2,727)	—	—	—	4%
Consolidated Funds(2)	—	209	(7,418)	(1,447)	(3,630)	(1.21)	—
Other investment income(3)	—	—	(4,214)	(1,201)	(3,013)	(1.01)	—
Adjusted Non-GAAP basis	$45,886	$21,664	$—	$6,167	$15,497	$5.17	32%

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
(4) The income tax expense impacts were calculated and resulted in the overall non-GAAP effective tax rates of 29.2% for the three months ended June 30, 2024, 29.2% for the three months ended June 30, 2023, 27.5% for the six months ended June 30, 2024, and 28.5% for the six months ended June 30, 2023.

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
There have been no material changes to the Company’s critical accounting estimates during the quarter ended June 30, 2024, as compared to the critical accounting estimates disclosed in “Part II - Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2023 Form 10-K.

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

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II:	OTHER INFORMATION

ITEM 1:	Legal Proceedings
From time to time, the Company is party to ordinary, routine litigation that is incidental to its business. There are currently no such matters pending that the Company believes could have a material adverse effect on its consolidated financial statements.

ITEM 1A:	Risk Factors
There have been no material changes to the Company’s risk factors from the information disclosed in “Part I - Item 1A - Risk Factors” of the 2023 Form 10-K.

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended June 30, 2024, DHIL did not sell any common shares that were not registered under the Securities Act. The following table sets forth information regarding repurchases of DHIL common shares during the quarter ended June 30, 2024:

Period	Total Number of Common Shares Purchased (a)	Average Price Paid Per Common Share	Total Number of Common Shares Purchased as part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Apr 1, 2024 through Apr 30, 2024	29,550	$153.08	6,948	$12,246,142
May. 1, 2024 through May 31, 2024	9,416	148.88	9,416	10,844,318
June. 1, 2024 through June 30, 2024	18,577	148.96	18,577	8,077,166
Total	57,543	$151.06	34,941	$8,077,166

(a)The Company regularly withholds common shares for tax payments due upon the vesting of employee restricted stock. Common shares withheld to cover tax withholding obligations in connection with the vesting of employee restricted stock are treated as common share repurchases for purposes of this table. The common shares withheld are not considered repurchases of DHIL common shares under any authorized common share repurchase plan or program. During the quarter ended June 30, 2024, the Company withheld 22,602 DHIL common shares for employee tax withholding obligations at an average price paid per share of $154.17.
(b)On May 10, 2023, the Board approved a repurchase plan, authorizing management to repurchase up to $50 million DHIL common shares in the open market and in private transactions in accordance with applicable securities laws (the “2023 Repurchase Program”). The 2023 Repurchase Program will expire on May 10, 2025, or upon the earlier completion of all authorized purchases under the program.

In connection with the 2023 Repurchase Program, DHIL entered into a Rule 10b5-1 trading plan. The Rule 10b5-1 trading plan is intended to qualify for the safe harbor under Rule 10b5-1 of the Exchange Act.  A Rule 10b5-1 trading plan allows a company to purchase its stock at times when it would not ordinarily be in the market because of its trading policies or the possession of material nonpublic information. Because repurchases under DHIL’s Rule 10b5-1 trading plan are subject to specified parameters and certain price, timing, and volume restraints specified in the plan, there is no guarantee as to the exact number of common shares that will be repurchased or that there will be any repurchases at all pursuant to the plan. Purchases under the 2023 Repurchase Program may be made in the open market or through privately negotiated transactions. Purchases in the open market are intended to comply with Rule 10b-18 under the Exchange Act.

ITEM 3:	Defaults Upon Senior Securities
None.

ITEM 4:	Mine Safety Disclosures
Not applicable.

ITEM 5:	Other Information
During the quarter ended June 30, 2024, no director or Section 16 officer (as defined under Rule 16a-1 of the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

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
DIAMOND HILL INVESTMENT GROUP, INC.

Date	Title	Signature

July 31, 2024	Chief Executive Officer and President (Principal Executive Officer)	/s/ Heather E. Brilliant
Heather E. Brilliant

July 31, 2024	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	/s/ Thomas E. Line
Thomas E. Line