Form 10-Q
period 2024-09-30
DIAMOND HILL INVESTMENT GROUP INC
filed 2024-11-04
CIK 909108

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes:  ☐    No:  ☒

As of November 1, 2024, the registrant had 2,722,456 outstanding common shares.

DIAMOND HILL INVESTMENT GROUP, INC.

PART I:	FINANCIAL INFORMATION

ITEM 1:	Financial Statements
Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	9/30/2024	12/31/2023
	(Unaudited)
ASSETS
Cash and cash equivalents	$33,715,772	$46,991,879
Investments	163,263,883	147,738,862
Accounts receivable	20,810,366	18,051,241
Prepaid expenses	3,997,154	3,509,460
Income taxes receivable	2,621,209	1,620,864
Property and equipment, net of depreciation	7,755,377	2,591,604
Deferred taxes	8,646,048	11,590,438
Total assets	$240,809,809	$232,094,348
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$6,338,203	$5,421,454
Accrued incentive compensation	22,664,898	29,500,000
Lease liability	6,388,801	768,916
Deferred compensation	38,924,862	36,087,170
Total liabilities	74,316,764	71,777,540
Permanent shareholders’ equity
Common shares, no par value: 7,000,000 shares authorized; 2,732,931 issued and outstanding at September 30, 2024 (inclusive of 195,620 unvested shares); 2,823,076 issued and outstanding at December 31, 2023 (inclusive of 190,172 unvested shares)	30,051,853	22,164,410
Preferred shares, undesignated, 1,000,000 shares authorized and unissued	—	—
Deferred equity compensation	(18,521,215)	(15,392,418)
Retained earnings	154,962,407	153,544,816
Total permanent shareholders’ equity	166,493,045	160,316,808
Total liabilities and shareholders’ equity	$240,809,809	$232,094,348

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUES:
Investment advisory	$37,229,875	$33,668,351	$106,422,793	$97,211,253
Mutual fund administration, net	1,788,357	1,885,929	5,551,702	5,684,167
Total revenue	39,018,232	35,554,280	111,974,495	102,895,420
OPERATING EXPENSES:
Compensation and related costs, excluding deferred compensation expense (benefit)	19,509,116	17,837,787	55,987,247	51,600,045
Deferred compensation expense (benefit)	2,250,168	(859,252)	4,571,396	1,867,983
General and administrative	4,323,863	3,819,667	12,755,373	10,963,453
Sales and marketing	1,841,064	1,566,997	5,421,578	4,941,079
Mutual fund administration	876,550	827,887	2,585,993	2,433,916
Total operating expenses	28,800,761	23,193,086	81,321,587	71,806,476
NET OPERATING INCOME	10,217,471	12,361,194	30,652,908	31,088,944
NON-OPERATING INCOME
Investment income (loss), net	9,668,961	(4,636,952)	18,380,048	9,722,494
Total non-operating income (loss)	9,668,961	(4,636,952)	18,380,048	9,722,494
NET INCOME BEFORE TAXES	19,886,432	7,724,242	49,032,956	40,811,438
Income tax expense	(5,241,839)	(2,523,649)	(13,246,590)	(11,338,849)
NET INCOME	14,644,593	5,200,593	35,786,366	29,472,589
Net (income) loss attributable to redeemable noncontrolling interest	—	1,272,839	—	(859,126)
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$14,644,593	$6,473,432	$35,786,366	$28,613,463
Earnings per share attributable to common shareholders
Basic	$5.35	$2.20	$12.90	$9.61
Diluted	$5.35	$2.20	$12.90	$9.61
Weighted average shares outstanding
Basic	2,738,588	2,939,055	2,774,819	2,977,853
Diluted	2,738,588	2,939,055	2,774,819	2,977,853
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest (unaudited)

	Three Months Ended September 30, 2024
	Shares Outstanding	Common Shares	Deferred Equity Compensation	Retained Earnings	Total
Balance at June 30, 2024	2,751,331	$29,441,464	$(20,686,099)	$147,780,950	$156,536,315
Issuance of restricted stock grants	9,223	1,490,529	(1,490,529)	—	—
Amortization of restricted stock grants	—	—	2,748,648	—	2,748,648
Issuance of common shares related to employee stock purchase plan	433	69,976	—	—	69,976
Shares withheld related to employee tax withholding	(308)	(43,351)	—	—	(43,351)
Forfeiture of restricted stock grants	(5,372)	(906,765)	906,765	—	—
Repurchase of common shares (inclusive of accrued excise tax of $32,248)	(22,376)	—	—	(3,370,153)	(3,370,153)
Cash dividends paid	—	—	—	(4,092,983)	(4,092,983)
Net income	—	—	—	14,644,593	14,644,593
Balance at September 30, 2024	2,732,931	$30,051,853	$(18,521,215)	$154,962,407	$166,493,045

	Three Months Ended September 30, 2023
	Shares Outstanding	Common Shares	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at June 30, 2023	2,950,264	$42,903,550	$(21,087,626)	$142,125,141	$163,941,065	$22,743,998
Issuance of restricted stock grants	1,780	300,055	(300,055)	—	—	—
Amortization of restricted stock grants	—	—	3,058,008	—	3,058,008	—
Issuance of common shares related to employee stock purchase plan	281	47,368	—	—	47,368	—
Shares withheld related to employee tax withholding	(4,694)	(804,082)	—	—	(804,082)	—
Forfeiture of restricted stock grants	(727)	(115,085)	115,085	—	—	—
Repurchase of common shares (inclusive of accrued excise tax of $34,429)	(28,142)	(4,734,408)	—	—	(4,734,408)	—
Cash dividends paid	—	—	—	(4,408,948)	(4,408,948)	—
Net income (loss)	—	—	—	6,473,432	6,473,432	(1,272,839)
Net subscriptions of Consolidated Funds	—	—	—	—	—	3,865,022
Balance at September 30, 2023	2,918,762	$37,597,398	$(18,214,588)	$144,189,625	$163,572,435	$25,336,181
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest (unaudited)

	Nine Months Ended September 30, 2024
	Shares Outstanding	Common Shares	Deferred Equity Compensation	Retained Earnings	Total
Balance at December 31, 2023	2,823,076	$22,164,410	$(15,392,418)	$153,544,816	$160,316,808
Issuance of restricted stock grants	86,279	13,309,354	(13,309,354)	—	—
Amortization of restricted stock grants	—	—	8,971,076	—	8,971,076
Issuance of common shares related to employee stock purchase plan	2,408	370,612	—	—	370,612
Shares withheld related to employee tax withholding	(29,282)	(4,583,042)	—	—	(4,583,042)
Forfeiture of restricted stock grants	(7,125)	(1,209,481)	1,209,481	—	—
Repurchase of common shares (inclusive of accrued excise tax of $194,338)	(142,425)	—	—	(21,895,539)	(21,895,539)
Cash dividends paid	—	—	—	(12,473,236)	(12,473,236)
Net income	—	—	—	35,786,366	35,786,366
Balance at September 30, 2024	2,732,931	$30,051,853	$(18,521,215)	$154,962,407	$166,493,045

	Nine Months Ended September 30, 2023
	Shares Outstanding	Common Shares	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at December 31, 2022	3,010,457	$51,688,631	$(17,011,144)	$128,994,758	$163,672,245	$14,126,198
Issuance of restricted stock grants	57,464	10,781,796	(10,781,796)	—	—	—
Amortization of restricted stock grants	—	—	8,897,748	—	8,897,748	—
Issuance of common shares related to 401k plan match	99	16,344	—	—	16,344	—
Issuance of common shares related to employee stock purchase plan	2,659	441,527	—	—	441,527	—
Shares withheld related to employee tax withholding	(29,294)	(4,977,863)	—	—	(4,977,863)	—
Forfeiture of restricted stock grants	(4,191)	(680,604)	680,604	—	—	—
Repurchase of common shares (inclusive of accrued excise tax of $106,670)	(118,432)	(19,672,433)	—	—	(19,672,433)	—
Cash dividends paid	—	—	—	(13,418,596)	(13,418,596)	—
Net income	—	—	—	28,613,463	28,613,463	859,126
Net subscriptions of Consolidated Fund	—	—	—	—	—	10,350,857
Balance at September 30, 2023	2,918,762	$37,597,398	$(18,214,588)	$144,189,625	$163,572,435	$25,336,181
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,786,366	$29,472,589
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	934,742	972,416
Share-based compensation	9,026,666	8,980,313
Increase in accounts receivable	(2,759,125)	(5,268,228)
Change in current income taxes	(1,000,345)	494,715
Change in deferred income taxes	2,944,390	888,205
Net gains on investments	(15,658,032)	(6,194,268)
Net change in securities held by Consolidated Fund	—	(10,930,911)
Decrease in accrued incentive compensation	(6,835,102)	(11,292,276)
Increase in deferred compensation	2,837,692	1,610,284
Other changes in assets and liabilities	162,487	2,898,329
Net cash provided by operating activities	25,439,739	11,631,168
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(406,400)	(21,705)
Purchase of Company sponsored investments	(10,451,525)	(6,626,384)
Proceeds from sale of Company sponsored investments	10,584,536	4,799,073
Net cash used in investing activities	(273,389)	(1,849,016)
CASH FLOWS FROM FINANCING ACTIVITIES:
Value of common shares withheld related to employee tax withholding	(4,583,042)	(4,977,863)
Payment of dividends	(12,473,236)	(13,418,596)
Net subscriptions received from redeemable noncontrolling interest holders	—	10,350,857
Repurchases of common shares	(21,701,201)	(19,565,763)
Proceeds received under employee stock purchase plan	315,022	375,306
Net cash used in financing activities	(38,442,457)	(27,236,059)
CASH AND CASH EQUIVALENTS
Net change during the period	(13,276,107)	(17,453,907)
At beginning of period	46,991,879	63,195,302
At end of period	$33,715,772	$45,741,395
Supplemental information related to non-cash activities
Operating lease right-of-use asset addition, net of lease incentives	$3,173,981	$—
Lease incentives included in property and equipment	$2,837,175	$—
Supplemental information related to cash activities:
Income taxes paid	$11,302,545	$9,955,929

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
Note 2 Significant Accounting Policies
Basis of Presentation
The accompanying unaudited, condensed, and consolidated financial statements of the Company as of September 30, 2024 and December 31, 2023, and for the three-month and nine-month periods ended September 30, 2024 and 2023, have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”), the instructions to Form 10-Q, and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, the accompanying financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management (“management”), all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the financial condition and results of operations as of the dates, and for the interim periods, presented, have been included. The accompanying unaudited, condensed, and consolidated financial statements and these footnotes should be read in conjunction with the audited consolidated financial statements of the Company included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Form 10-K”), as filed with the SEC.
Operating results for the three-month and nine-month periods ended September 30, 2024, are not necessarily indicative of the results the Company may expect for any fiscal quarter, the full fiscal year ending December 31, 2024, or any subsequent period.

For further information regarding the risks to the Company’s business, refer to the consolidated financial statements and notes thereto in the 2023 Form 10-K, as well as “Part I – Item 1A. – Risk Factors” of the 2023 Form 10-K, the “Cautionary Note Regarding Forward-Looking Statements” in “Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q (this “Form 10-Q”), and “Part II – Item 1A. – Risk Factors” of this Form 10-Q.
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
Prior to January 1, 2024, the Company recorded share repurchases as a reduction to common shares in permanent shareholders’ equity. Effective January 1, 2024, share repurchases have been recorded as a reduction to retained earnings in permanent shareholders’ equity. The Company has not reclassified any share repurchases included in common shares prior to January 1, 2024.
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
The Company performs its consolidation analysis at the individual Fund level and has concluded that the Funds are VREs, because the structure of the Funds is such that the shareholders are deemed to have the power through voting rights to direct the activities that most significantly impact each Fund’s economic performance. The Funds are consolidated if DHIL ownership, directly or indirectly, represents a majority interest (greater than 50%). The Company records redeemable noncontrolling interests in consolidated investments for which the Company’s ownership is less than 100%. As of December 31, 2023 and September 30, 2024, the Company had not consolidated any of the Funds. During the three-month and nine-month periods ended September 30, 2023, the Company consolidated the Diamond Hill International Fund. Each Fund consolidated during the applicable period is referred to as a “Consolidated Fund”.
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
Segment Information
Management has determined that the Company operates as a single business segment, which is providing investment advisory and related services to clients. Therefore, the Company does not present disclosures relating to operating segments in annual or interim financial statements.
Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and money market mutual funds held by DHCM. The Company considers all highly liquid temporary cash instruments with an original maturity of three months or less to be cash equivalents. The Company places its cash on deposit with U.S. financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company’s credit risk in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amount on deposit. Management monitors the financial institutions’ creditworthiness in conjunction with balances on deposit to minimize risk. The Company has amounts on deposit in excess of the insured limits. As of September 30, 2024, the Company had $2.0 million and $31.7 million in demand deposits and money market mutual funds, respectively. As of December 31, 2023, the Company had $2.8 million and $44.2 million in demand deposits and money market mutual funds, respectively.
Accounts Receivable
The Company records accounts receivable when they are due and presents them on the balance sheet net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of the individual or entity that owes the receivable. No allowance for doubtful accounts was deemed necessary at either September 30, 2024, or December 31, 2023. Accounts receivable from the Funds were $10.0 million as of September 30, 2024, and $9.1 million as of December 31, 2023.
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
Revenue Recognition – General
The Company recognizes revenue when DHCM satisfies performance obligations under the terms of a contract with a client. The Company earns substantially all of its revenue from DHCM investment advisory and fund administration contracts. Investment advisory and fund administration fees, generally calculated as a percentage of assets under management (“AUM”), are recorded as revenue as services are performed. In addition to fixed fees based on a percentage of AUM, one client account also provides periodic performance-based fees.
Revenue from contracts with clients that was earned during the three months ended September 30, 2024 and 2023 include:

	Three Months Ended September 30, 2024
	Investment advisory	Mutual fund administration, net	Total revenue
Diamond Hill Funds	$23,595,204	$1,788,357	$25,383,561
Separately managed accounts, excluding performance-based fees	6,698,073	—	6,698,073
Other pooled vehicles	2,878,015	—	2,878,015
Collective investment trusts	1,839,850	—	1,839,850
Model delivery	1,331,016	—	1,331,016
Performance-based fees	887,717	—	887,717
	$37,229,875	$1,788,357	$39,018,232

	Three Months Ended September 30, 2023
	Investment advisory	Mutual fund administration, net	Total revenue
Diamond Hill Funds	$21,714,872	$1,885,929	$23,600,801
Separately managed accounts, excluding performance-based fees	6,150,388	—	6,150,388
Other pooled vehicles	2,451,019	—	2,451,019
Model delivery	1,306,460	—	1,306,460
Performance-based fees	1,176,351	—	1,176,351
Collective investment trusts	869,261	—	869,261
	$33,668,351	$1,885,929	$35,554,280

Revenue from contracts with clients that was earned during the nine months ended September 30, 2024 and 2023, include:

	Nine Months Ended September 30, 2024
	Investment advisory	Mutual fund administration, net	Total revenue
Diamond Hill Funds	$68,249,762	$5,551,702	$73,801,464
Separately managed accounts, excluding performance-based fees	20,083,201	—	20,083,201
Other pooled vehicles	8,522,431	—	8,522,431
Collective investment trusts	4,805,245	—	4,805,245
Model delivery	3,874,437	—	3,874,437
Performance-based fees	887,717	—	887,717
	$106,422,793	$5,551,702	$111,974,495

	Nine Months Ended September 30, 2023
	Investment advisory	Mutual fund administration, net	Total revenue
Diamond Hill Funds	$64,019,839	$5,684,167	$69,704,006
Separately managed accounts, excluding performance-based fees	18,653,260	—	18,653,260
Other pooled vehicles	6,785,722	—	6,785,722
Model delivery	3,969,604	—	3,969,604
Collective investment trusts	2,606,477	—	2,606,477
Performance-based fees	1,176,351	—	1,176,351
	$97,211,253	$5,684,167	$102,895,420

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
DHCM also provides its strategy-specific model portfolios and related services to sponsors of model delivery programs. For its services, DHCM is paid a model delivery fee by the program sponsor at a pre-determined rate based on the amount of assets under advisement (“AUA”) in the program.

Revenue Recognition – Performance-Based Fees
DHCM manages a client account that pays performance-based fees. These fees are calculated based on the client’s investment results over rolling five-year periods. The Company records the performance-based fees when it is probable that a significant reversal of the revenue will not occur. The Company recorded performance-based fees of $0.9 million during the three-month and nine-month periods ended September 30, 2024, and $1.2 million during the three-month and nine-month periods ended September 30, 2023. Since the completion of the initial five-year contract measurement term, the performance-based fee has been calculated annually based on the client investment results over the most recently completed five-year period. The Company’s next performance measurement period will be the 12 months ending September 30, 2025. AUM subject to that performance-based fee was approximately $531.6 million as of September 30, 2024.
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
Mutual fund administration gross and net revenue are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Mutual fund administration:
Administration revenue, gross	$6,402,818	$5,491,424	$18,051,623	$16,247,752
Fund related expense	(4,614,461)	(3,605,495)	(12,499,921)	(10,563,585)
Mutual fund administration revenue, net	$1,788,357	$1,885,929	$5,551,702	$5,684,167
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
Recently Adopted Accounting Guidance
The Company did not adopt any new accounting guidance during the nine months ended September 30, 2024 that had a material effect on its financial position or results of operations.
Newly Issued But Not Yet Adopted Accounting Guidance
In December 2023, FASB issued Accounting Standards Update (“ASU”) No. 2023-09, “Improvements to Income Tax Disclosures.” This update requires certain revisions to income tax disclosures, primarily disclosures related to rate reconciliation and income taxes paid. ASU 2023-09 is effective for financial statements issued for annual periods beginning after December 15, 2024. The Company does not believe that adoption of ASU 2023-09 will materially impact its financial statements.
In November 2023, FASB issued Accounting Standards Update (“ASU”) No. 2023-07, “Improvements to Reportable Segment Disclosures.” The amendment requires annual and interim disclosures of significant segment expenses that are regularly provided to the chief operating decision maker by reportable segment and clarifies that single reportable segment entities are required to apply all existing segment disclosures in the guidance. ASU 2023-07 is effective for financial statements issued for annual periods beginning after December 15, 2023. The Company does not believe that adoption of ASU 2023-07 will materially impact its financial statements.

Note 3 Investments
The following table summarizes the carrying value of the Company’s investments as of September 30, 2024 and December 31, 2023:

	As of
	September 30, 2024	December 31, 2023
Fair value investments:
Company sponsored investments	$66,575,315	$63,208,573
Company sponsored equity method investments	96,688,568	84,530,289
Total Investments	$163,263,883	$147,738,862

The components of net investment income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Realized gains	$70,138	$211,446	$1,080,393	$1,017,983
Change in unrealized	8,620,510	(6,283,344)	14,579,579	4,367,873
Dividends	997,553	1,457,543	2,773,166	4,497,091
Other	(19,240)	(22,597)	(53,090)	(160,453)
Investment income (loss), net	$9,668,961	$(4,636,952)	$18,380,048	$9,722,494
Company-Sponsored Equity Method Investments
As of September 30, 2024, the Company’s equity method investments consisted of DHMF, the Diamond Hill International Fund, and the Diamond Hill Large Cap Concentrated Fund. The Company’s ownership percentage in these investments was 84%, 42%, and 44%, respectively. The Company’s ownership in DHMF, the Diamond Hill International Fund, and the Diamond Hill Large Cap Concentrated Fund includes $8.4 million of investments held in the Deferred Compensation Plans (as defined in Note 6).
The following table includes the condensed summary financial information from the Company’s equity method investments as of, and for the three-month and nine-month periods ended, September 30, 2024:

		As of
		September 30, 2024
Total assets		$211,042,839
Total liabilities		8,623,462
Net assets		202,419,377
DHCM’s portion of net assets		$96,688,568

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2024	September 30, 2024
Investment income	$929,969	$3,506,857
Expenses	420,777	1,241,399
Net realized gains	120,769	3,313,234
Change in unrealized	11,228,899	18,153,145
Net income	11,858,860	23,731,837
DHCM’s portion of net income	$5,804,877	$11,705,156

The Company’s investments at September 30, 2024 include its interest in DHMF, an unconsolidated VIE, as the Company is not deemed the primary beneficiary. The Company’s maximum risk of loss related to its involvement with DHMF is limited to the carrying value of its investment, which was $20.7 million as of September 30, 2024.

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
The following table summarizes investments that are recognized in the Company’s consolidated balance sheet using fair value measurements (excluding investments classified as equity method investments) determined based upon the differing levels as of September 30, 2024:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$31,690,501	—	—	$31,690,501
Fair value investments:
Company-sponsored investments	$66,575,315	—	—	$66,575,315
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
The Company did not borrow under the Credit Agreement during the nine months ended September 30, 2024, and no borrowings were outstanding as of September 30, 2024.

Note 6 Compensation Plans
Share-Based Payment Transactions
The Company maintains the shareholder-approved Diamond Hill Investment Group, Inc. 2022 Equity and Cash Incentive Plan (the “2022 Plan”), which authorizes the issuance of 300,000 DHIL common shares in various forms of equity awards. As of September 30, 2024, there were 153,478 DHIL common shares available for grants under the 2022 Plan. Previously, the Company issued equity awards under the Diamond Hill Investment Group, Inc. 2014 Equity and Cash Incentive Plan (the “2014 Plan”). There are no longer any DHIL common shares available for issuance under the 2014 Plan, although certain grants previously made under the 2014 Plan remain issued and outstanding.
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
The following table represents a roll-forward of outstanding restricted stock and related activity for the nine months ended September 30, 2024:

	Shares	Weighted-Average Grant Date Price per Share
Outstanding restricted stock as of December 31, 2023	190,172	$164.69
Grants issued	86,279	154.26
Grants vested	(73,706)	169.38
Grants forfeited	(7,125)	169.75
Total outstanding restricted stock as of September 30, 2024	195,620	$158.13
Total deferred equity compensation related to unvested restricted stock was $18.5 million as of September 30, 2024. The recognition of compensation expense related to deferred compensation over the remaining vesting periods is as follows:

Three Months Remaining In
2024	2025	2026	2027	2028	Thereafter	Total
$2,822,651	$8,202,433	$4,958,899	$1,635,028	$624,166	$278,038	$18,521,215
Employee Stock Purchase Plan
Under the Diamond Hill Investment Group, Inc. Employee Stock Purchase Plan (the “ESPP”), eligible employees may purchase DHIL common shares at 85% of the fair market value on the last day of each offering period. Each offering period is approximately three months, which generally coincides with the Company’s fiscal quarters. During the nine-month period ended September 30, 2024, ESPP participants purchased 2,408 DHIL common shares for $0.3 million, and the Company recorded $0.1 million of share-based payment expense related to the discount to fair market value for these purchases. During the nine-month period ended September 30, 2023, ESPP participants purchased 2,659 DHIL common shares for $0.4 million and the Company recorded $0.1 million of share-based payment expense related to these purchases.
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
Deferred Compensation Plans
The Company sponsors the Diamond Hill Fixed Term Deferred Compensation Plan and the Diamond Hill Variable Term Deferred Compensation Plan (together, the “Deferred Compensation Plans”). Under the Deferred Compensation Plans, participants may elect to voluntarily defer, for a minimum of five years (subject to an earlier distribution in the case of the participant’s death or disability or a change in control of DHIL), certain incentive compensation that the Company then contributes into the Deferred Compensation Plans. Participants are responsible for designating investment options for the assets they contribute, and the distribution paid to each participant reflects any gains or losses on the assets realized in connection with the Deferred Compensation Plans. Assets held in the Deferred Compensation Plans are included in the Company’s investment portfolio, and the associated obligation to participants is included in deferred compensation liability. Deferred compensation liability was $38.9 million and $36.1 million as of September 30, 2024 and December 31, 2023, respectively.

Note 7 Operating Lease

On July 31, 2024, the Company entered into a 10-year extension of its lease through March 31, 2035, for office space of approximately 37,829 square feet at a single location.
As of September 30, 2024, the carrying value of the right-of-use asset, which is included in property and equipment on the consolidated balance sheets, was approximately $3.5 million. As of September 30, 2024, the carrying value of the lease liability was approximately $6.4 million.
The carrying value of the lease liability includes both principal and accrued interest on lease payments that are due in the current and future periods. Lease liability is measured at the present value of the remaining lease payments, discounted using the discount rate determined at the lease commencement date. Interest expense on lease liability is recognized in the consolidated income statements over the lease term.
As of September 30, 2024, the weighted average discount rate applied to the Company’s lease liability was 6.5%, reflective of the Company’s incremental borrowing rate. The determination of the incremental borrowing rate involves judgement, including assumptions about the Company’s credit risk, economic conditions, and the lease-specific circumstances such as lease term and asset class. Changes in these assumptions could have a material impact on the measurement of the Company’s lease liability.
The following table summarizes the total lease and operating expenses for the three-month and nine-month periods ended September 30, 2024 and 2023:

	September 30, 2024	September 30, 2023
Three Months Ended	$246,089	$234,336
Nine Months Ended	$682,755	$674,749
The following table provides a maturity analysis of the Company’s operating lease liability, based on undiscounted cash flows, as of September 30, 2024:

September 30, 2024
2024	$156,045
2025	723,480
2026	773,603
2027	796,868
2028	820,889
2029 and Thereafter	5,715,394
Total undiscounted operating lease payments	8,986,279
Less: Imputed interest	(2,597,478)
Present value of operating lease liability	$6,388,801

Note 8 Income Taxes
The Company has determined its interim tax provision projecting an estimated annual effective tax rate.
A reconciliation of the statutory federal tax rate to the Company’s effective income tax rate is as follows:

	Nine Months Ended September 30,
	2024	2023
Statutory U.S. federal income tax rate	21.0%	21.0%
State and local income taxes, net of federal benefit	4.8%	4.9%
Internal revenue code section 162 limitations	1.2%	2.0%
Other	—%	0.5%
Unconsolidated effective income tax rate	27.0%	28.4%
Impact attributable to redeemable noncontrolling interest(a)	—%	(0.6)%
Effective income tax rate	27.0%	27.8%
(a) The provision for income taxes includes the impact of the operations of the Consolidated Fund, which is not subject to federal income taxes. Accordingly, a portion of the Company’s earnings are not subject to corporate tax levels.
The Company’s actual effective tax rate for the fiscal year ending December 31, 2024 could be materially different from the projected rate as of September 30, 2024.
The net temporary differences incurred to date will reverse in future periods as the Company generates taxable earnings. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets recorded. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2024 and December 31, 2023, no valuation allowance was deemed necessary.
FASB ASC 740, Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company recognizes tax benefits related to positions taken, or expected to be taken, on its tax returns, only if the positions are “more-likely-than-not” sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its financial statements. The Company did not record an accrual for tax-related uncertainties or unrecognized tax positions as of September 30, 2024 or December 31, 2023.
The Company did not recognize any interest and penalties during the nine months ended September 30, 2024.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$14,644,593	$5,200,593	$35,786,366	$29,472,589
Less: Net (income) loss attributable to redeemable noncontrolling interest	—	1,272,839	—	(859,126)
Net income attributable to common shareholders	$14,644,593	$6,473,432	$35,786,366	$28,613,463

Weighted average number of outstanding shares - Basic	2,738,588	2,939,055	2,774,819	2,977,853
Weighted average number of outstanding shares - Diluted	2,738,588	2,939,055	2,774,819	2,977,853

Earnings per share attributable to common shareholders
Basic	$5.35	$2.20	$12.90	$9.61
Diluted	$5.35	$2.20	$12.90	$9.61

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

Note 11 Subsequent Events
On November 4, 2024, DHIL’s board of directors (“Board”) approved a quarterly cash dividend of $1.50 per share, payable on December 6, 2024, to shareholders of record as of the close of business on November 22, 2024. This dividend is expected to reduce shareholders’ equity by approximately $4.1 million.

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

Forward-looking statements attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements above, in “Part I – Item 1A. – Risk Factors” of the 2023 Form 10-K, and in the Company’s public documents on file with the SEC. New risks and uncertainties arise from time to time, and factors that the Company currently deems immaterial may become material, and it is impossible for the Company to predict these events or how they may affect it. The Company undertakes no obligation to update any forward-looking statements after the date they are made, whether as a result of new information, future events or developments or otherwise, except as required by law, although it may do so from time to time. Readers are advised to review this Form 10-Q in its entirety and consult any further disclosures the Company makes on related subjects in its public announcements and SEC filings. The Company does not endorse any projections regarding future performance that may be made by third parties.
General
The Company derives its consolidated revenue and net income from investment advisory and fund administration services provided by DHCM. DHCM is a registered investment adviser under the 1940 Act, and is the investment adviser and administrator for the Funds. DHCM also provides investment advisory and related services to DHMF as well as separately managed accounts, CITs, other pooled vehicles including sub-advised funds, and model delivery programs.
The Company believes focusing on generating excellent, long-term investment outcomes and building enduring client partnerships will enable it to grow its intrinsic value to achieve a compelling, long-term return for its shareholders.
The Company accomplishes this through its shared investment principles, including: (i) valuation-disciplined active portfolio management; (ii) fundamental bottom-up research; (iii) a long-term, business owner mindset; and (iv) a client alignment philosophy that ensures clients’ interests come first. Client alignment is emphasized through: (i) a strategic capacity discipline that protects portfolio managers’ abilities to generate excess returns; (ii) personal investment by the Company’s portfolio managers in the strategies they manage; (iii) portfolio manager compensation being driven by long-term investment results in client portfolios; and (iv) a fee philosophy focused on a fair sharing of the economics among clients, employees, and shareholders. The Company’s core cultural values of curiosity, ownership, trust, and respect create an environment where investment professionals focus on investment results and all teammates focus on the overall client experience.
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
The Company’s revenues are highly dependent on both the value and composition of AUM and AUA. The following is a summary of the Company’s AUM by product and investment strategy, a roll-forward of the change in AUM, and a summary of AUA for the three-month and nine-month periods ended September 30, 2024 and 2023:

	Assets Under Management and Assets Under Advisement
	As of September 30,
(in millions, except percentages)	2024	2023	% Change
Diamond Hill Funds	$18,416	$14,744	25%
Separately managed accounts	6,841	6,041	13%
Collective investment trusts	1,978	1,129	75%
Other pooled vehicles	4,040	3,069	32%
Total AUM	31,275	24,983	25%
Total AUA	1,957	1,638	19%
Total AUM and AUA	$33,232	$26,621	25%

	Assets Under Management by Investment Strategy
	As of September 30,
(in millions, except percentages)	2024	2023	% Change
U.S. Equity
Large Cap	$19,065	$15,738	21%
Small-Mid Cap	2,482	2,406	3%
Mid Cap	1,120	905	24%
Select	744	493	51%
Small Cap	267	289	(8)%
Large Cap Concentrated	129	86	50%
Micro Cap	25	19	32%
Total U.S. Equity	23,832	19,936	20%

Alternatives
Long-Short	1,798	1,714	5%
Total Alternatives	1,798	1,714	5%

International Equity
International	143	65	120%
Total International Equity	143	65	120%

Fixed Income
Short Duration Securitized	3,186	1,910	67%
Core Fixed Income	2,299	1,344	71%
Long Duration Treasury	27	23	17%
Total Fixed Income	5,512	3,277	68%

Total-All Strategies	31,285	24,992	25%
(Less: Investments in affiliated funds)(a)	(10)	(9)	NM
Total AUM	31,275	24,983	25%
Total AUA(b)	1,957	1,638	19%
Total AUM and AUA	$33,232	$26,621	25%
(a) Certain of the Funds own shares of the Diamond Hill Short Duration Securitized Fund. The Company reduces the total AUM of each Fund that holds such shares by the AUM of the investments held in this affiliated fund.
(b) AUA is primarily comprised of the Company’s Large Cap and Select strategies.

	Change in Assets Under Management
	For the Three Months Ended September 30,
(in millions)	2024	2023
AUM at beginning of the period	$29,291	$26,066
Net cash inflows (outflows)
Diamond Hill Funds	423	(260)
Separately managed accounts	(313)	(251)
Collective investment trusts	(23)	184
Other pooled vehicles	(109)	(16)
	(22)	(343)
Net market appreciation (depreciation) and income	2,006	(740)
Increase (decrease) during the period	1,984	(1,083)
AUM at end of the period	31,275	24,983
AUA at end of period	1,957	1,638
Total AUM and AUA at end of period	$33,232	$26,621

Average AUM during the period	$30,488	$26,004
Average AUA during the period	1,928	1,756
Total Average AUM and AUA during the period	$32,416	$27,760

	Change in Assets Under Management
	For the Nine Months Ended September 30,
(in millions)	2024	2023
AUM at beginning of the period	$27,418	$24,763
Net cash inflows (outflows)
Diamond Hill Funds	632	(349)
Separately managed accounts	(661)	(340)
Collective investment trusts	394	67
Other pooled vehicles	(40)	260
	325	(362)
Net market appreciation and income	3,532	582
Increase during the period	3,857	220
AUM at end of the period	31,275	24,983
AUA at end of period	1,957	1,638
Total AUM and AUA at end of period	$33,232	$26,621

Average AUM during the period	$29,333	$25,495
Average AUA during the period	1,870	1,796
Total Average AUM and AUA during the period	$31,203	$27,291

	Net Cash Inflows (Outflows) Further Breakdown
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Net cash inflows (outflows)
Equity	$(477)	$(732)	$(1,199)	$(1,448)
Fixed Income	455	389	1,524	1,086
	$(22)	$(343)	$325	$(362)

AUM increased $2.0 billion during the three months ended September 30, 2024, due primarily to market appreciation, partially offset by net outflows from the Company’s strategies. Net equity outflows were primarily out of the Company’s Large Cap and Small-Mid Cap strategies. These outflows were partially offset by fixed income inflows, primarily into the Company’s Short Duration Securitized Bond and Core Bond strategies.
AUM increased $3.9 billion during the nine months ended September 30, 2024, due to appreciation in the financial markets and net inflows into the Company’s strategies. Net fixed income inflows were primarily into the Company’s Short Duration Securitized Bond and Core Bond strategies. Those inflows were partially offset by equity outflows, primarily out of the Company’s Large Cap and Small-Mid Cap strategies.

Consolidated Results of Operations
The following is a table and discussion of the Company’s consolidated results of operations.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except per share amounts and percentages)	2024	2023	% Change	2024	2023	% Change
Total revenue	$39,018	$35,554	10%	$111,974	$102,895	9%
Net operating income	10,217	12,361	(17)%	30,653	31,089	(1)%
Adjusted net operating income(a)	12,467	11,623	7%	35,224	33,287	6%
Investment income (loss), net	9,669	(4,637)	NM	18,380	9,722	89%
Income tax expense	5,242	2,524	108%	13,247	11,339	17%
Net income attributable to common shareholders	14,645	6,473	126%	35,786	28,613	25%
Earnings per share attributable to common shareholders (diluted)	$5.35	$2.20	143%	$12.90	$9.61	34%
Adjusted earnings per share attributable to common shareholders (diluted)(a)	$3.35	$2.85	18%	$9.26	$8.01	16%
Net operating profit margin	26%	35%		27%	30%
Adjusted net operating profit margin(a)	32%	33%		31%	32%

(a) Adjusted net operating income, adjusted EPS attributable to common shareholders (diluted), and adjusted net operating profit margin are non-GAAP financial measures. Refer to the information under the heading “Non-GAAP Financial Measures and Reconciliation” within this “Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the definition of “non-GAAP” and a reconciliation of the non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP.
Summary Discussion of Consolidated Results of Operations - Three Months Ended September 30, 2024, compared with Three Months Ended September 30, 2023
Revenue for the three months ended September 30, 2024 increased $3.5 million, or 10%, compared to revenue for the same period in 2023, primarily due to a 17% increase in total average AUM and AUA, partially offset by a decrease in the average advisory fee rate from 0.48% for the three months ended September 30, 2023 to 0.46% for the three months ended September 30, 2024.

Operating profit margin was 26% for the three months ended September 30, 2024, and 35% for the three months ended September 30, 2023. The decrease in operating profit margin was primarily driven by deferred compensation expense (8% of the 9% margin decline).
Adjusted operating profit margin was 32% for the three months ended September 30, 2024, and 33% for the three months ended September 30, 2023. Adjusted operating profit margin excludes the impact of market movements on the deferred compensation liability and related economic hedges, and the impact of the Consolidated Fund in 2023. Refer to the information under the heading “Non-GAAP Financial Measures and Reconciliation” within this “Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion.
The Company expects that its operating profit margin will fluctuate period over period based on various factors, including revenues, investment results in the strategies the Company manages, employee performance, staffing levels, and gains and losses on investments held in the Deferred Compensation Plans.
The Company had $9.7 million in investment income due to market appreciation for the three months ended September 30, 2024, compared to investment loss of $4.6 million for the three months ended September 30, 2023.
Income tax expense increased $2.7 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase in income tax expense was primarily due to the increase in the Company’s income before taxes period over period.
The Company generated net income attributable to common shareholders of $14.6 million ($5.35 per diluted share) for the three months ended September 30, 2024, compared with net income attributable to common shareholders of $6.5 million ($2.20 per diluted share) for the same period in 2023. The increase in net income attributable to common shareholders period over period was primarily due to investment income during the three months ended September 30, 2024 compared to investment losses during the three months ended September 30, 2023.
Revenue

	Three Months Ended September 30,
(in thousands, except percentages)	2024	2023	% Change
Investment advisory	$37,230	$33,668	11%
Mutual fund administration, net	1,788	1,886	(5)%
Total	$39,018	$35,554	10%
Investment Advisory Fees. Investment advisory fees for the three months ended September 30, 2024 increased $3.6 million, or 11%, compared to the three months ended September 30, 2023. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates, which vary by investment product. The increase in investment advisory fees was primarily due to an increase in total average AUM and AUA of 17%, partially offset by a decrease in the average advisory fee rate from 0.48% to 0.46% period over period.
The average advisory fee rate for equity assets decreased from 0.51% during the three months ended September 30, 2023 to 0.49% during the three months ended September 30, 2024, and the average fee rate for fixed income assets increased from 0.30% during the three months ended September 30, 2023 to 0.31% during the three months ended September 30, 2024. The decrease in the total average advisory fee rate was due to growth in the lower fee fixed income assets, which increased from 11% of AUM and AUA during the three months ended September 30, 2023, to 16% during the three months ended September 30, 2024. The average advisory fee rate is calculated by dividing investment advisory revenues by total average AUM and AUA during the period (annualized for all periods less than one year).
Mutual Fund Administration Fees. Mutual fund administration fees for the three months ended September 30, 2024 decreased by less than $0.1 million compared to the three months ended September 30, 2023. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of the Funds’ average AUM.

Expenses

	Three Months Ended September 30,
(in thousands, except percentages)	2024	2023	% Change
Compensation and related costs, excluding deferred compensation expense (benefit)	$19,509	$17,838	9%
Deferred compensation expense (benefit)	2,250	(859)	NM
General and administrative	4,324	3,820	13%
Sales and marketing	1,841	1,567	17%
Mutual fund administration	877	828	6%
Total	$28,801	$23,194	24%
Compensation and Related Costs, Excluding Deferred Compensation Expense (Benefit). Employee compensation and related costs (excluding deferred compensation expense (benefit)) increased by $1.7 million, or 9%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. This increase was due to separation payments of $0.9 million made during the 2024 period, an increase in accrued incentive compensation of $0.6 million, and an increase in salary and related benefits of $0.5 million, partially offset by a decrease in restricted stock expense of $0.3 million. Incentive compensation expense can fluctuate significantly period over period as the Company evaluates investment performance, individual performance, Company performance and other factors. Employee compensation and related costs (excluding deferred compensation expense (benefit)) as a percentage of total revenue was 50% for both the three months ended September 30, 2024 and the three months ended September 30, 2023.
Deferred Compensation Expense (Benefit). Deferred compensation expense was $2.3 million for the three months ended September 30, 2024, compared to a benefit of $0.9 million for the three months ended September 30, 2023, primarily due to market returns on the Deferred Compensation Plans’ investments period over period.
The gain (loss) on the Deferred Compensation Plans’ investments increases (decreases) deferred compensation expense (benefit) and is included in operating income. Deferred compensation expense (benefit) is offset by an equal amount in investment income (loss) below net operating income on the consolidated statements of income, and thus, has no impact on net income attributable to the Company.

General and Administrative. General and administrative expenses increased by $0.5 million, or 13%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. This increase was due to a $0.4 million increase in expenses to support improvements to the Company’s research management system, cloud data platform and overall technology support, and an increase in other software expenses of $0.1 million.
Sales and Marketing. Sales and marketing expenses increased by $0.3 million, or 17%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase was due to a $0.2 million increase in payments made to third-party intermediaries as a result of the increase in the Funds’ average AUM period over period and a $0.1 million increase in advertising and marketing expenses.
Mutual Fund Administration. Mutual fund administration expenses increased by less than $0.1 million, or 6%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. Mutual fund administration expenses consist of both variable and fixed expenses. The increase was primarily due to the increase in the Funds’ average AUM period over period.
Summary Discussion of Consolidated Results of Operations - Nine Months Ended September 30, 2024, compared with Nine Months Ended September 30, 2023
Revenue for the nine months ended September 30, 2024 increased $9.1 million, or 9%, compared to revenue for the same period in 2023, primarily due to a 14% increase in total average AUM and AUA. The average advisory fee rate decreased from 0.48% for the nine months ended September 30, 2023 to 0.46% for the nine months ended September 30, 2024.
Operating profit margin was 27% for the nine months ended September 30, 2024, and 30% for the nine months ended September 30, 2023, respectively. The decrease in operating profit margin was primarily driven by deferred compensation expense (2% of the 3% margin decline).

Adjusted operating profit margin was 31% for the nine months ended September 30, 2024, and 32% for the nine months ended September 30, 2023. Adjusted operating profit margin excludes the impact of market movements on the deferred compensation liability and related economic hedges, and the impact of the Consolidated Fund in 2023. Refer to the information under the heading “Non-GAAP Financial Measures and Reconciliation” within this “Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion.
The Company expects that its operating profit margin will fluctuate period over period based on various factors, including revenues, investment results in the strategies the Company manages, employee performance, staffing levels, and gains and losses on investments held in the Deferred Compensation Plans.
The Company had $18.4 million in investment income due to market appreciation for the nine months ended September 30, 2024, compared to investment income of $9.7 million for the nine months ended September 30, 2023.
Income tax expense increased $1.9 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase in income tax expense was primarily due to the increase in the Company’s income before taxes period over period.
The Company generated net income attributable to common shareholders of $35.8 million ($12.90 per diluted share) for the nine months ended September 30, 2024, compared with net income attributable to common shareholders of $28.6 million ($9.61 per diluted share) for the same period in 2023. The increase in net income attributable to common shareholders period over period was primarily due to increased revenues and investment income, partially offset by increased operating expenses for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.
Revenue

	Nine Months Ended September 30,
(in thousands, except percentages)	2024	2023	% Change
Investment advisory	$106,423	$97,211	9%
Mutual fund administration, net	5,551	5,684	(2)%
Total	$111,974	$102,895	9%
Investment Advisory Fees. Investment advisory fees for the nine months ended September 30, 2024 increased $9.2 million, or 9%, compared to the nine months ended September 30, 2023. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates, which vary by investment product. The increase in investment advisory fees was primarily due to an increase in total average AUM and AUA of 14%, partially offset by a decrease in the average advisory fee rate from 0.48% to 0.46% period over period.
The average advisory fee rate for equity assets decreased from 0.50% during the nine months ended September 30, 2023 to 0.48% during the nine months ended September 30, 2024, and the average fee rate for fixed income assets remained unchanged at 0.30%. The decrease in the total average advisory fee rate was due to growth in the lower fee fixed income assets, which increased from 10% of AUM and AUA during the nine months ended September 30, 2023, to 14% during the nine months ended September 30, 2024. The average advisory fee rate is calculated by dividing investment advisory revenues by total average AUM and AUA during the period (annualized for all periods less than one year).
Mutual Fund Administration Fees. Mutual fund administration fees for the nine months ended September 30, 2024 decreased by $0.1 million compared to the nine months ended September 30, 2023. Mutual fund administration fees include administration fees received from the Funds, which are calculated as a percentage of the Funds’ average AUM.

Expenses

	Nine Months Ended September 30,
(in thousands, except percentages)	2024	2023	% Change
Compensation and related costs, excluding deferred compensation expense	$55,987	$51,600	9%
Deferred compensation expense	4,571	1,868	145%
General and administrative	12,755	10,963	16%
Sales and marketing	5,422	4,941	10%
Mutual fund administration	2,587	2,434	6%
Total	$81,322	$71,806	13%
Compensation and Related Costs, Excluding Deferred Compensation Expense. Employee compensation and related costs (excluding deferred compensation expense) for the nine months ended September 30, 2024 increased by $4.4 million, compared to the nine months ended September 30, 2023. This increase was due to increases in accrued incentive compensation of $1.7 million, separation payments of $1.5 million made in 2024, an increase in salary and related benefits of $1.1 million, and an increase in restricted stock expense of $0.1 million. Incentive compensation expense can fluctuate significantly period over period as the Company evaluates investment performance, individual performance, Company performance, and other factors. Employee compensation and related costs (excluding deferred compensation expense (benefit)) as a percentage of total revenue was 50.0% for both the nine months ended September 30, 2024 and the nine months ended September 30, 2023.
Deferred Compensation Expense. Deferred compensation expense was $4.6 million for the nine months ended September 30, 2024, compared to $1.9 million for the nine months ended September 30, 2023, primarily due to market returns on the Deferred Compensation Plans’ investments period over period.
The income on the Deferred Compensation Plans’ investments increases deferred compensation expense and is included in operating income.
General and Administrative. General and administrative expenses for the nine months ended September 30, 2024, increased by $1.8 million, or 16%, compared to the nine months ended September 30, 2023. The increase was due to a $1.4 million increase in expenses to support improvements to the Company’s research management system, cloud data platform and overall technology support, a $0.3 million increase in other software expenses, and a $0.1 million increase in investment research expenses.
Sales and Marketing. Sales and marketing expenses for the nine months ended September 30, 2024, increased by $0.5 million, or 10%, compared to the nine months ended September 30, 2023. The increase was due to a $0.3 million increase in payments made to third-party intermediaries as a result of the increase in the Funds’ average AUM period over period and a $0.2 million increase in advertising and marketing expenses.
Mutual Fund Administration. Mutual fund administration expenses for the nine months ended September 30, 2024, increased by $0.2 million, or 6%, compared to the nine months ended September 30, 2023. Mutual fund administration expenses consist of both variable and fixed expenses. The increase was primarily due to the increase in the Funds’ average AUM period over period.

Liquidity and Capital Resources
Sources of Liquidity
The Company’s current financial condition is liquid, with a significant amount of its assets comprised of cash and cash equivalents, investments, accounts receivable, and other current assets. The Company’s main source of liquidity is cash flows from operating activities, which are generated from investment advisory and mutual fund administration fees. Cash and cash equivalents, investments held directly by DHCM, accounts receivable, and other current assets represented $185.5 million and $181.8 million of total assets as of September 30, 2024 and December 31, 2023, respectively. The Company believes that these sources of liquidity, as well as its continuing cash flows from operating activities, will be sufficient to meet its current and future operating needs.

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

Share Repurchases

DHIL repurchased 142,425 common shares during the nine months ended September 30, 2024 for a total of $21.7 million. For additional information on the Company’s repurchase plans, refer to “Part II - Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds” of this Form 10-Q.

Dividends
Subject to Board approval and compliance with applicable law, DHIL expects to pay a regular quarterly dividend of $1.50 per share. A summary of cash dividends paid during the nine months ended September 30, 2024, is presented below:

Dividend	Declaration Date	Date Paid	Dividend Amount (in millions)
First quarter - $1.50 per share	February 29, 2024	March 22, 2024	$4.2
Second quarter - $1.50 per share	May 08, 2024	June 14, 2024	4.2
Third quarter - $1.50 per share	July 31, 2024	September 13, 2024	4.1
Total			$12.5
On November 4, 2024, the Board approved a regular quarterly dividend for the fourth quarter of 2024 of $1.50 per share which will be paid on December 6, 2024, to shareholders of record as of the close of business on November 22, 2024. The fourth quarter dividend is expected to reduce shareholders’ equity by approximately $4.1 million.
Working Capital
As of September 30, 2024, the Company had working capital of approximately $150.1 million, compared to $146.1 million as of December 31, 2023. Working capital includes cash and cash equivalents, accounts receivable, investments, and other current assets of DHCM, net of accounts payable and accrued expenses, accrued incentive compensation, deferred compensation and other current liabilities of DHCM.
Below is a summary of investments as of September 30, 2024 and December 31, 2023.

	As of
	September 30, 2024	December 31, 2023
Corporate Investments:
Diamond Hill International Fund	$59,323,634	$52,763,714
Diamond Hill Core Bond Fund	36,086,880	34,003,006
Diamond Hill Large Cap Concentrated Fund	14,476,553	12,402,576
Diamond Hill Micro Cap Fund, LP	14,451,954	12,482,396
Total Corporate Investments	124,339,021	111,651,692
Deferred Compensation Plans’ Investments in the Funds	38,924,862	36,087,170
Total Investments	$163,263,883	$147,738,862

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
For the nine months ended September 30, 2024, net cash provided by operating activities totaled $25.4 million. Cash provided by operating activities was primarily driven by net income of $35.8 million, non-cash adjustments added back to net income consisting of share-based compensation of $9.0 million, and depreciation of $0.9 million. These inflows were partially offset by a $6.8 million decrease in the incentive compensation accrual, and the cash impact of timing differences in the settlement of other assets and liabilities of $13.5 million.
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
Cash flows used in investing activities totaled $0.3 million for the nine months ended September 30, 2024. Cash flows used in investing activities were driven by purchases of Deferred Compensation Plan investments of $10.5 million and the purchase of property and equipment of $0.4 million, partially offset by proceeds from the sale of Deferred Compensation Plan investments totaling $10.6 million.
Cash flows used in investing activities totaled $1.8 million for the nine months ended September 30, 2023. Cash flows used in investing activities were driven by purchases of Deferred Compensation Plan investments of $6.6 million, which were partially offset by proceeds from the sale of Deferred Compensation Plan totaling $4.8 million. During the nine months ended September 30, 2023, all purchases and sales of investments were in the Deferred Compensation Plans.

Cash Flows from Financing Activities
The Company’s cash flows from financing activities consist primarily of the repurchase of DHIL common shares, dividends paid on DHIL common shares, shares withheld related to employee tax withholding, proceeds received under the ESPP, and distributions to, or contributions from, redeemable noncontrolling interest holders.
For the nine months ended September 30, 2024, net cash used in financing activities totaled $38.4 million, consisting of cash outflows for repurchases of DHIL’s common shares of $21.7 million, the payment of quarterly dividends totaling $12.5 million, and the value of shares withheld to cover employee tax withholding obligations of $4.5 million. These cash outflows were partially offset by proceeds received under the ESPP of $0.3 million.
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

Non-GAAP Financial Measures and Reconciliation
As supplemental information, the Company is providing certain financial measures that are based on methodologies other than GAAP (“non-GAAP”). Management believes the non-GAAP financial measures below are useful measures of the Company’s core business activities, are important metrics in estimating the value of an asset management business, and help facilitate comparisons to Company operating performance across periods. These non-GAAP financial measures are presented for supplemental informational purposes only, should not be used as a substitute for financial measures calculated in accordance with GAAP and may be calculated differently from similarly titled non-GAAP measures used by other companies. The following schedules reconcile the differences between financial measures calculated in accordance with GAAP and non-GAAP financial measures for the three-month and nine-month periods ended September 30, 2024 and 2023, respectively. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, as well as the Company’s condensed consolidated financial statements and related notes included elsewhere in this report.

	Three Months Ended September 30, 2024
(in thousands, except percentages and per share data)	Total operating expenses	Net operating income	Total non-operating income (loss)	Income tax expense(4)	Net income attributable to common shareholders	Earnings per share attributable to common shareholders - diluted	Net operating profit margin
GAAP Basis	$28,801	$10,217	$9,669	$5,242	$14,645	$5.35	26%
Non-GAAP Adjustments:
Deferred compensation liability(1)	(2,250)	2,250	(2,250)	—	—	—	6%
Other investment income(3)	—	—	(7,419)	(1,956)	(5,463)	(2.00)	—
Adjusted Non-GAAP basis	$26,551	$12,467	$—	$3,286	$9,182	$3.35	32%

	Three Months Ended September 30, 2023
(in thousands, except percentages and per share data)	Total operating expenses	Net operating income	Total non-operating income (loss)	Income tax expense(4)	Net income attributable to common shareholders	Earnings per share attributable to common shareholders - diluted	Net operating profit margin
GAAP Basis	$23,193	$12,361	$(4,637)	$2,524	$6,473	$2.20	35%
Non-GAAP Adjustments:
Deferred compensation liability(1)	859	(859)	859	—	—	—	(2)%
Consolidated Fund(2)	—	121	3,269	593	1,525	0.52	—
Other investment income(3)	—	—	509	143	366	0.13	—
Adjusted Non-GAAP basis	$24,052	$11,623	$—	$3,260	$8,364	$2.85	33%

	Nine Months Ended September 30, 2024
(in thousands, except percentages and per share data)	Total operating expenses	Net operating income	Total non-operating income (loss)	Income tax expense(4)	Net income attributable to common shareholders	Earnings per share attributable to common shareholders - diluted	Net operating profit margin
GAAP Basis	$81,322	$30,653	$18,380	$13,247	$35,786	$12.90	27%
Non-GAAP Adjustments:
Deferred compensation liability(1)	(4,571)	4,571	(4,571)	—	—	—	4%
Other investment income(3)	—	—	(13,809)	(3,731)	(10,078)	(3.64)	—
Adjusted Non-GAAP basis	$76,751	$35,224	$—	$9,516	$25,708	$9.26	31%

	Nine Months Ended September 30, 2023
(in thousands, except percentages and per share data)	Total operating expenses	Net operating income	Total non-operating income (loss)	Income tax expense(4)	Net income attributable to common shareholders	Earnings per share attributable to common shareholders - diluted	Net operating profit margin
GAAP Basis	$71,806	$31,089	$9,722	$11,339	$28,613	$9.61	30%
Non-GAAP Adjustments:
Deferred compensation liability (1)	(1,868)	1,868	(1,868)	—	—	—	2%
Consolidated Fund(2)	—	330	(4,148)	(840)	(2,119)	(0.71)	—
Other investment income(3)	—	—	(3,706)	(1,053)	(2,653)	(0.89)	—
Adjusted Non-GAAP basis	$69,938	$33,287	$—	$9,446	$23,841	$8.01	32%

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
(4) The income tax expense impacts were calculated and resulted in the overall non-GAAP effective tax rates of 26.4% for the three months ended September 30, 2024, 28.0% for the three months ended September 30, 2023, 27.0% for the nine months ended September 30, 2024, and 28.4% for the nine months ended September 30, 2023.

Critical Accounting Estimates
The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of financial statements and related disclosures in accordance with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures of contingent assets and liabilities. The Company evaluates such estimates, judgments, and assumptions on an ongoing basis, and bases its estimates, judgements, and assumptions on historical experiences, current trends, and various other factors that management believes to be reasonable under the circumstances at the time the estimate was made. By their nature, these estimates, judgments, and assumptions are subject to uncertainty, and actual results may differ materially from these estimates.
For a summary of the critical accounting policies important to understanding the condensed consolidated financial statements, please see Note 2, Significant Accounting Policies, in “Part I - Item 1 - Financial Statements” of this Form 10-Q, and Note 2, Significant Accounting Policies, in “Part II - Item 8 - Financial Statements and Supplementary Data” in the 2023 Form 10-K.
There have been no material changes to the Company’s critical accounting estimates during the quarter ended September 30, 2024, as compared to the critical accounting estimates disclosed in “Part II - Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2023 Form 10-K.

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
Evaluation of Disclosure Controls and Procedures
Management, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q (the “Evaluation Date”).  Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance, not absolute, of achieving the desired control objectives, and in reaching a reasonable level of assurance, the Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As a result, there can be no assurance that the Company’s controls and procedures will detect all errors or fraud.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
During the quarter ended September 30, 2024, DHIL did not sell any common shares that were not registered under the Securities Act. The following table sets forth information regarding repurchases of DHIL common shares during the quarter ended September 30, 2024:

Period	Total Number of Common Shares Purchased (a)	Average Price Paid Per Common Share	Total Number of Common Shares Purchased as part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
July 1, 2024 through July 31, 2024	308	$140.75	—	$8,077,166
August. 1, 2024 through August 31, 2024	22,367	149.17	22,367	4,740,602
September. 1, 2024 through September 30, 2024	9	149.11	9	4,739,260
Total	22,684	$149.06	22,376	$4,739,260

(a)The Company regularly withholds common shares for tax payments due upon the vesting of employee restricted stock. Common shares withheld to cover tax withholding obligations in connection with the vesting of employee restricted stock are treated as common share repurchases for purposes of this table. The common shares withheld are not considered repurchases of DHIL common shares under any authorized common share repurchase plan or program. During the quarter ended September 30, 2024, the Company withheld 308 DHIL common shares for employee tax withholding obligations at an average price paid per share of $140.75.
(b)On May 10, 2023, the Board authorized management to repurchase up to $50.0 million of DHIL common shares (the “2023 Repurchase Program”). On November 4, 2024, the Board terminated the 2023 Repurchase Program and approved a new repurchase plan, authorizing management to repurchase up to $50 million DHIL common shares in the open market and in private transactions in accordance with applicable securities laws (the “2024 Repurchase Program”). The 2024 Repurchase Program will expire on November 4, 2026, or upon the earlier completion of all authorized purchases under the program.
In connection with the 2024 Repurchase Program, DHIL entered into a Rule 10b5-1 trading plan. The Rule 10b5-1 trading plan is intended to qualify for the safe harbor under Rule 10b5-1 of the Exchange Act.  A Rule 10b5-1 trading plan allows a company to purchase its stock at times when it would not ordinarily be in the market because of its trading policies or the possession of material nonpublic information. Because repurchases under DHIL’s Rule 10b5-1 trading plan are subject to specified parameters and certain price, timing, and volume restraints specified in the plan, there is no guarantee as to the exact number of common shares that will be repurchased or that there will be any repurchases at all pursuant to the plan. Purchases under the 2024 Repurchase Program may be made in the open market or through privately negotiated transactions. Purchases in the open market are intended to comply with Rule 10b-18 under the Exchange Act.

ITEM 3:	Defaults Upon Senior Securities
None.

ITEM 4:	Mine Safety Disclosures
Not applicable.

ITEM 5:	Other Information
During the quarter ended September 30, 2024, no director or Section 16 officer (as defined under Rule 16a-1 of the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

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
DIAMOND HILL INVESTMENT GROUP, INC.

Date	Title	Signature

November 4, 2024	Chief Executive Officer and President (Principal Executive Officer)	/s/ Heather E. Brilliant
Heather E. Brilliant

November 4, 2024	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	/s/ Thomas E. Line
Thomas E. Line