Form 10-Q
period 2025-03-31
DIAMOND HILL INVESTMENT GROUP INC
filed 2025-04-29
CIK 909108

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes:  ☐    No:  ☒

As of April 28, 2025, the registrant had 2,727,691 outstanding common shares.

DIAMOND HILL INVESTMENT GROUP, INC.

PART I:	FINANCIAL INFORMATION

ITEM 1:	Financial Statements
Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	3/31/2025	12/31/2024
	(Unaudited)
ASSETS
Cash and cash equivalents	$25,140,171	$41,624,604
Investments	158,809,737	159,752,981
Accounts receivable	18,958,638	20,205,678
Prepaid expenses	3,835,090	3,694,019
Income taxes receivable	—	1,550,718
Property and equipment, net of depreciation	8,658,125	8,380,594
Deferred taxes	9,035,628	9,918,056
Total assets	$224,437,389	$245,126,650
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$5,839,297	$5,599,931
Accrued incentive compensation	6,764,895	31,500,000
Income taxes payable	1,142,734	—
Lease liability	6,281,315	6,335,490
Deferred compensation	35,450,642	39,129,093
Total liabilities	55,478,883	82,564,514
Redeemable noncontrolling interest	404,837	246,008
Permanent Shareholders’ Equity
Common shares, no par value: 7,000,000 shares authorized; 2,774,649 issued and outstanding at March 31, 2025 (inclusive of 291,053 unvested shares); 2,670,469 issued and outstanding at December 31, 2024 (inclusive of 173,120 unvested shares)	47,756,059	28,478,515
Preferred shares, undesignated: 1,000,000 shares authorized and unissued	—	—
Deferred equity compensation	(31,423,253)	(15,833,657)
Retained earnings	152,220,863	149,671,270
Total permanent shareholders’ equity	168,553,669	162,316,128
Total liabilities and shareholders’ equity	$224,437,389	$245,126,650

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
	2025	2024
REVENUES:
Investment advisory	$35,308,811	$34,351,793
Fund administration, net	1,807,399	1,943,137
Total revenue	37,116,210	36,294,930
OPERATING EXPENSES:
Compensation and related costs, excluding deferred compensation expense (benefit)	18,206,648	18,147,465
Deferred compensation expense (benefit)	(964,655)	3,190,363
General and administrative	4,047,096	4,140,206
Sales and marketing	1,814,941	1,688,952
Fund administration	948,281	825,118
Total operating expenses	24,052,311	27,992,104
NET OPERATING INCOME	13,063,899	8,302,826
NON-OPERATING INCOME
Investment income, net	1,119,969	9,365,678
Total non-operating income	1,119,969	9,365,678
NET INCOME BEFORE TAXES	14,183,868	17,668,504
Income tax expense	(3,811,018)	(4,652,571)
NET INCOME	10,372,850	13,015,933
Net income attributable to redeemable noncontrolling interest	(10,587)	—
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$10,362,263	$13,015,933
Earnings per share attributable to common shareholders
Basic	$3.77	$4.62
Diluted	$3.77	$4.62
Weighted average shares outstanding
Basic	2,748,568	2,816,839
Diluted	2,748,568	2,816,839
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest (unaudited)

	Three Months Ended March 31, 2025
	Shares Outstanding	Common Shares	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at December 31, 2024	2,670,469	$28,478,515	$(15,833,657)	$149,671,270	$162,316,128	$246,008
Issuance of restricted share grants	127,233	19,109,703	(19,109,703)	—	—	—
Amortization of restricted share grants	—	—	3,520,107	—	3,520,107	—
Issuance of common shares related to employee stock purchase plan	1,706	243,685	—	—	243,685	—
Shares withheld related to employee tax withholding	(489)	(75,844)	—	—	(75,844)	—
Repurchase of common shares (inclusive of accrued excise tax of $21,477)	(24,270)	—	—	(3,631,912)	(3,631,912)	—
Cash dividends paid	—	—	—	(4,180,758)	(4,180,758)	—
Net income	—	—	—	10,362,263	10,362,263	10,587
Net subscriptions of Consolidated Fund	—	—	—	—	—	148,242
Balance at March 31, 2025	2,774,649	$47,756,059	$(31,423,253)	$152,220,863	$168,553,669	$404,837

	Three Months Ended March 31, 2024
	Shares Outstanding	Common Shares	Deferred Equity Compensation	Retained Earnings	Total
Balance at December 31, 2023	2,823,076	$22,164,410	$(15,392,418)	$153,544,816	$160,316,808
Issuance of restricted share grants	72,032	11,058,398	(11,058,398)	—	—
Amortization of restricted share grants	—	—	3,259,239	—	3,259,239
Issuance of common shares related to employee stock purchase plan	1,688	260,239	—	—	260,239
Shares withheld related to employee tax withholding	(6,372)	(1,055,140)	—	—	(1,055,140)
Forfeiture of restricted share grants	(648)	(116,192)	116,192	—	—
Repurchase of common shares (inclusive of accrued excise tax of $126,747)	(85,108)	—	—	(13,282,117)	(13,282,117)
Cash dividends paid	—	—	—	(4,229,322)	(4,229,322)
Net income	—	—	—	13,015,933	13,015,933
Balance at March 31, 2024	2,804,668	$32,311,715	$(23,075,385)	$149,049,310	$158,285,640
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,372,850	$13,015,933
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	221,668	319,905
Share-based compensation	3,556,667	3,298,275
Decrease (Increase) in accounts receivable	1,247,040	(3,244,487)
Change in current income taxes	2,693,452	2,480,343
Change in deferred income taxes	882,428	1,833,852
Net gain on investments	(582,793)	(8,425,579)
Net change in securities held by Consolidated Fund	(117,123)	—
Decrease in accrued incentive compensation	(24,735,105)	(22,713,244)
(Decrease) Increase in deferred compensation	(3,678,451)	1,456,659
Other changes in assets and liabilities	(594,426)	(311,327)
Net cash used in operating activities	(10,733,793)	(12,289,670)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(542,153)	(133,400)
Purchase of Company sponsored investments	(2,715,312)	(3,460,311)
Proceeds from sale of Company sponsored investments	5,018,495	4,702,451
Net cash provided by investing activities	1,761,030	1,108,740
CASH FLOWS FROM FINANCING ACTIVITIES:
Value of shares withheld related to employee tax withholding obligations	(75,844)	(1,055,140)
Payment of dividends	(4,180,758)	(4,229,322)
Net subscriptions received from redeemable noncontrolling interest holders	148,242	—
Repurchases of common shares	(3,610,435)	(13,155,370)
Proceeds received under employee stock purchase plan	207,125	221,203
Net cash used in financing activities	(7,511,670)	(18,218,629)
CASH AND CASH EQUIVALENTS
Net change during the period	(16,484,433)	(29,399,559)
At beginning of period	41,624,604	46,991,879
At end of period	$25,140,171	$17,592,320
Supplemental information related to cash activities:
Income taxes paid	$235,138	$338,376

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

DHCM is a registered investment adviser. DHCM is the investment adviser and administrator for the Diamond Hill Funds, a series of open-end mutual funds (each a “Diamond Hill Fund”, and collectively, the “Diamond Hill Funds”), and the Diamond Hill Securitized Credit Fund, a closed-end registered investment company (“DHSC”, and collectively with the Diamond Hill Funds, the “Proprietary Funds”). DHCM also provides investment advisory and related services to the Diamond Hill Micro Cap Fund, LP (“DHMF”), a private fund, as well as separately managed accounts (“SMAs”), collective investment trusts (“CITs”), other pooled vehicles including sub-advised funds, and model delivery programs.
Note 2 Significant Accounting Policies
Basis of Presentation
The accompanying unaudited, condensed, and consolidated financial statements of the Company as of March 31, 2025 and December 31, 2024, and for the three-month periods ended March 31, 2025 and 2024, have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”), the instructions to Form 10-Q, and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, the accompanying financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management (“management”), all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the financial condition and results of operations as of the dates, and for the interim periods, presented, have been included. The accompanying unaudited, condensed, and consolidated financial statements and these footnotes should be read in conjunction with the audited consolidated financial statements of the Company included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”), as filed with the SEC.
Operating results for the three-month period ended March 31, 2025, are not necessarily indicative of the results the Company may expect for any fiscal quarter, the full fiscal year ending December 31, 2025, or any subsequent period.

For further information regarding the risks to the Company’s business, refer to the consolidated financial statements and notes thereto in the 2024 Form 10-K, as well as “Part I – Item 1A. – Risk Factors” of the 2024 Form 10-K, the “Cautionary Note Regarding Forward-Looking Statements” in “Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q (this “Form 10-Q”), “Part II – Item 1A. – Risk Factors” of this Form 10-Q, and in the Company’s public documents on file with the SEC.
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
Prior to January 1, 2024, the Company recorded share repurchases as a reduction to common shares in permanent shareholders’ equity. Effective January 1, 2024, the Company began recording share repurchases as a reduction to retained earnings in permanent shareholders’ equity. The Company has not reclassified any share repurchases included in common shares prior to January 1, 2024.
Principles of Consolidation
The accompanying unaudited, condensed, and consolidated financial statements include the operations of DHIL and its consolidated subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.
DHCM holds certain investments in the Proprietary Funds and DHMF for general corporate investment purposes, to provide seed capital for newly formed strategies, or to add capital to existing strategies. The Diamond Hill Funds are organized in a series fund structure in which there are multiple mutual funds within one trust (the “Trust”). The Trust is an open-end investment company registered under the Investment Company Act of 1940, as amended (“Company Act”). Each individual Diamond Hill Fund represents a separate share class of a legal entity organized under the Trust. DHSC is organized as a Delaware statutory trust and is a closed-end investment company registered under the Company Act. DHMF is organized as a Delaware limited partnership and is exempt from registration under the Company Act.
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
The Company performs its consolidation analysis at the individual fund level and has concluded that the Proprietary Funds are VREs, because the structure of the Proprietary Funds is such that the shareholders are deemed to have the power through voting rights to direct the activities that most significantly impact each Proprietary Fund’s economic performance. The Proprietary Funds are consolidated if DHIL ownership, directly or indirectly, represents a majority interest (greater than 50%). The Company records redeemable noncontrolling interests in consolidated investments for which the Company’s ownership is less than 100%. As of December 31, 2024 and March 31, 2025, as well as during the three-month period ended March 31, 2025, the Company consolidated the Diamond Hill Core Plus Bond Fund. During the three-month period ended March 31, 2024, the Company had not consolidated any of the Proprietary Funds. Any Proprietary Fund(s) consolidated during the applicable period are referred to as the “Consolidated Fund(s)”.
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

For information regarding how the Company generates revenue, and its revenues by source, see Note 2, Revenue Recognition - General. Substantially all of the Company’s revenue is generated from clients in the U.S., and all long-lived assets are located in the U.S. No single customer accounted for more than 10% of the Company’s total revenue during the periods presented.
Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and money market mutual funds held by DHCM. The Company considers all highly liquid temporary cash instruments with an original maturity of three months or less to be cash equivalents. The Company places its cash on deposit with U.S. financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company’s credit risk in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amount on deposit. Management monitors the financial institutions’ creditworthiness in conjunction with balances on deposit to minimize risk. The Company has amounts on deposit in excess of the insured limits. As of March 31, 2025, the Company had $2.2 million and $22.9 million in demand deposits and money market mutual funds, respectively. As of December 31, 2024, the Company had $1.3 million and $40.3 million in demand deposits and money market mutual funds, respectively.
Accounts Receivable
The Company records accounts receivable when they are due and presents them on the balance sheet net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of the individual or entity that owes the receivable. No allowance for doubtful accounts was deemed necessary at either March 31, 2025, or December 31, 2024. Accounts receivable from the Proprietary Funds were $10.5 million as of March 31, 2025, and $10.3 million as of December 31, 2024.
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
Investments classified as equity method investments represent investments in which the Company owns 20% to 50% of the outstanding voting interests in the entity or where it is determined that the Company is able to exercise significant influence (but not control) over the investments. When using the equity method, the Company recognizes its respective share of the investee’s net income or loss for the period, which is recorded as investment income (loss) in the Company’s consolidated statements of income.

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

Property and equipment is tested for impairment when there is an indication that the carrying amount of an asset may not be recoverable. When an asset is determined to not be recoverable, the impairment loss is measured based on the excess, if any of the carrying value of the asset over its fair value.
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
Revenue from contracts with clients that was earned during the three months ended March 31, 2025 and 2024, include:

	Three Months Ended March 31, 2025
	Investment advisory	Fund administration, net	Total revenue
Proprietary Funds	$23,611,231	$1,807,399	$25,418,630
SMAs	5,821,210	—	5,821,210
Other pooled vehicles	2,762,414	—	2,762,414
CITs	1,711,541	—	1,711,541
Model delivery	1,402,415	—	1,402,415
	$35,308,811	$1,807,399	$37,116,210

	Three Months Ended March 31, 2024
	Investment advisory	Fund administration, net	Total revenue
Proprietary Funds	$22,095,183	$1,943,137	$24,038,320
SMAs	6,779,253	—	6,779,253
Other pooled vehicles	2,770,713	—	2,770,713
CITs	1,397,010	—	1,397,010
Model delivery	1,309,634	—	1,309,634
	$34,351,793	$1,943,137	$36,294,930

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

Revenue Recognition – Fund Administration
DHCM has an administrative and transfer agency services agreement with the Proprietary Funds under which DHCM performs certain services for each Proprietary Fund. These services include performance obligations, such as fund administration, fund accounting, transfer agency, and other related functions. These services are performed concurrently under DHCM’s agreement with the Proprietary Funds. DHCM satisfies all performance obligations to provide these administrative services over time, and the Company recognizes the related revenue as time progresses. Each Proprietary Fund pays DHCM a fee for performing these services, which is calculated using an annual rate multiplied by the average daily net assets of each respective fund share class. These fees are thereby constrained and represent variable consideration, and are excluded from revenue until the AUM on which DHCM bills the Proprietary Funds is no longer subject to market fluctuations.
The Proprietary Funds have selected and contractually engaged certain vendors to fulfill various services to benefit the Proprietary Funds’ shareholders or to satisfy regulatory requirements of the Proprietary Funds. These services include, among others, required shareholder mailings, federal and state registrations, and legal and audit services. In fulfilling a portion of its role under the administration and transfer agency services agreements with the Proprietary Funds, DHCM acts as agent and pays for these services on behalf of the Proprietary Funds. Each vendor is independently responsible for fulfillment of the services it has been engaged to provide and negotiates its fees and terms directly with the Proprietary Funds’ officers and respective boards of trustees. Each year, the Proprietary Funds’ respective boards of trustees review the fee that each fund pays to DHCM, and specifically considers the contractual expenses that DHCM pays on behalf of the Proprietary Funds. As a result, DHCM is not involved in the delivery or pricing of these services, and bears no risk related to these services. Revenue has been recorded net of these fund-related expenses.
Fund administration gross and net revenue are summarized below:

	Three Months Ended March 31,
	2025	2024
Fund administration:
Administration revenue, gross	$6,642,148	$5,718,610
Fund related expense	(4,834,749)	(3,775,473)
Fund administration revenue, net	$1,807,399	$1,943,137
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

Recently Adopted Accounting Guidance
The Company did not adopt any new accounting guidance during the three months ended March 31, 2025, that had a material effect on its financial position or results of operations.
Newly Issued But Not Yet Adopted Accounting Guidance
In November 2024, FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures.” The ASU requires entities to disaggregate any relevant expense caption presented on the face of the income statement within continuing operations into the following required natural expense categories, as applicable: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities or other depletion expenses. ASU 2024-03 is effective for financial statements issued for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of ASU 2024-03 on its consolidated financial statements and related disclosures. While the Company has not yet completed its assessment, the adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.
In December 2023, FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures.” This update requires certain revisions to income tax disclosures, primarily disclosures related to rate reconciliation and income taxes paid. ASU 2023-09 is effective for financial statements issued for annual periods beginning after December 15, 2024. The Company does not believe that adoption of ASU 2023-09 will have a material impact on the Company’s consolidated financial statements.

Note 3 Investments
The following table summarizes the carrying value of the Company’s investments as of March 31, 2025 and December 31, 2024:

	As of
	March 31, 2025	December 31, 2024
Fair value investments:
Securities held in Consolidated Fund(a)	$37,439,390	$35,583,162
Company-sponsored investments	$27,092,193	$30,146,571
Company-sponsored equity method investments	94,278,154	94,023,248
Total Investments	$158,809,737	$159,752,981

(a) Of the securities held in the Consolidated Fund as of March 31, 2025, DHCM held $36.5 million and non-controlling shareholders held $0.9 million. Of the securities held in the Consolidated Fund as of December 31, 2024, DHCM held $35.4 million and non-controlling shareholders held $0.2 million.

As of March 31, 2025 and December 31, 2024, the Company has consolidated the Diamond Hill Core Plus Bond Fund.

The components of net investment income (loss), net are as follows:

	Three Months Ended March 31,
	2025	2024
Realized gains	$210,070	$378,955
Change in unrealized	(41,184)	8,048,712
Dividends	964,318	953,216
Other	(13,235)	(15,205)
Investment income (loss), net	$1,119,969	$9,365,678

Company-Sponsored Equity Method Investments
As of March 31, 2025, the Company’s equity method investments consisted of DHMF, the Diamond Hill International Fund, and the Diamond Hill Large Cap Concentrated Fund. The Company’s ownership percentage in these investments was 85%, 38%, and 39%, respectively. The Company’s ownership in DHMF, the Diamond Hill International Fund, and the Diamond Hill Large Cap Concentrated Fund includes $8.3 million of investments held in the Deferred Compensation Plans (as defined in Note 6).
The following table includes the condensed summary financial information from the Company’s equity method investments as of, and for the three-month periods ended, March 31, 2025:

As of
March 31, 2025
Total assets	$227,327,680
Total liabilities	9,053,308
Net assets	218,274,372
DHCM’s portion of net assets	$94,278,154

For the Three Months Ended
March 31, 2025
Investment income	$1,534,389
Expenses	480,997
Net realized gains	5,233,723
Change in unrealized	(3,029,924)
Net income	3,257,191
DHCM’s portion of net income	$(319,734)
The Company’s investments at March 31, 2025 include its interest in DHMF, an unconsolidated VIE, as the Company is not deemed the primary beneficiary. The Company’s maximum risk of loss related to its involvement with DHMF is limited to the carrying value of its investment, which was $19.9 million as of March 31, 2025.

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
The following table summarizes investments that are recognized in the Company’s consolidated balance sheet using fair value measurements (excluding investments classified as equity method investments) determined based upon the differing levels as of March 31, 2025:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$22,929,773	—	—	$22,929,773
Fair value investments:
Securities held in Consolidated Fund(a)	$857,798	$36,581,592	—	$37,439,390
Company-sponsored investments	$27,092,193	—	—	$27,092,193
(a) Of the securities held in the Consolidated Fund as of March 31, 2025, DHCM directly held $36.5 million and non-controlling shareholders held $0.9 million.
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
The Company did not borrow under the Credit Agreement during the three months ended March 31, 2025, and no borrowings were outstanding as of March 31, 2025.

Note 6 Compensation Plans
Share-Based Payment Transactions
The Company maintains the shareholder-approved Diamond Hill Investment Group, Inc. 2022 Equity and Cash Incentive Plan (“2022 Plan”), which authorizes the issuance of 300,000 DHIL common shares in various forms of equity awards. As of March 31, 2025, there were 25,526 DHIL common shares available for grants under the 2022 Plan. Previously, the Company issued equity awards under the Diamond Hill Investment Group, Inc. 2014 Equity and Cash Incentive Plan (“2014 Plan”). There are no longer any DHIL common shares available for issuance under the 2014 Plan, although certain grants previously made under the 2014 Plan remain issued and outstanding.

Restricted share grants represent DHIL common shares issued and outstanding upon grant that remain subject to restrictions until specified vesting conditions are satisfied. The Company issues to all new Company employees upon hire restricted shares that cliff vest after five years. In the first quarter of each year, the Company also issues to certain key employees restricted shares that vest ratably on an annual basis over three years.

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
The following table represents a roll-forward of outstanding restricted shares and related activity for the three months ended March 31, 2025:

	Shares	Weighted-Average Grant Date Price per Share
Outstanding Restricted Shares as of December 31, 2024	173,120	$160.77
Grants issued	127,233	150.19
Grants vested	(9,300)	140.68
Grants forfeited	—	—
Outstanding Restricted Shares as of March 31, 2025	291,053	$156.79
Total deferred equity compensation related to unvested restricted shares was $31.4 million as of March 31, 2025. The recognition of compensation expense related to deferred compensation over the remaining vesting periods is as follows:

Nine Months Remaining In
2025	2026	2027	2028	2029	Thereafter	Total
$9,288,047	$10,038,443	$6,720,591	$3,272,622	$2,096,191	$7,359	$31,423,253
Employee Stock Purchase Plan
Under the Diamond Hill Investment Group, Inc. Employee Stock Purchase Plan (the “ESPP”), eligible employees may purchase DHIL common shares at 85% of the fair market value on the last day of each offering period. Each offering period is approximately three months, which coincides with the Company’s fiscal quarters. During the three-month period ended March 31, 2025, ESPP participants purchased 1,706 DHIL common shares for $0.2 million, and the Company recorded $0.1 million of share-based payment expense related to the discount to fair market value for these purchases. During the three-month period ended March 31, 2024, ESPP participants purchased 1,688 DHIL common shares for $0.2 million and the Company recorded $0.1 million of share-based payment expense related to these purchases.
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
Deferred Compensation Plans
The Company sponsors the Diamond Hill Fixed Term Deferred Compensation Plan and the Diamond Hill Variable Term Deferred Compensation Plan (together, the “Deferred Compensation Plans”). Under the Deferred Compensation Plans, participants may elect to voluntarily defer, for a minimum of five years (subject to an earlier distribution in the case of the participant’s death or disability or a change in control of DHIL), certain incentive compensation that the Company then contributes into the Deferred Compensation Plans. Participants are responsible for designating investment options for the assets they contribute, and the distribution paid to each participant reflects any gains or losses on the assets realized in connection with the Deferred Compensation Plans. Assets held in the Deferred Compensation Plans are included in the Company’s investment portfolio, and the associated obligation to participants is included in deferred compensation liability. Deferred compensation liability was $35.5 million and $39.1 million as of March 31, 2025 and December 31, 2024, respectively.

Note 7 Operating Lease

On July 31, 2024, the Company entered into a 10-year extension of its lease through March 31, 2035, for office space of approximately 37,829 square feet at a single location.
As of March 31, 2025, the carrying value of the right-of-use asset, which is included in property and equipment on the consolidated balance sheets, was approximately $3.4 million. As of March 31, 2025, the carrying value of the lease liability was approximately $6.3 million.
Lease liability is measured at the present value of the remaining lease payments, discounted using the discount rate determined at the lease commencement date.
As of March 31, 2025, the weighted average discount rate applied to the Company’s lease liability was 6.5%, reflective of the Company’s incremental borrowing rate. The determination of the incremental borrowing rate involves judgement, including assumptions about the Company’s credit risk, economic conditions, and the lease-specific circumstances such as lease term and asset class. Changes in these assumptions could have a material impact on the measurement of the Company’s lease liability.
The following table summarizes the total lease and operating expenses for the three-month periods ended March 31, 2025 and 2024:

	March 31, 2025	March 31, 2024
Three Months Ended	$223,455	$201,595
The following table provides a maturity analysis of the Company’s operating lease liability, based on undiscounted cash flows, as of March 31, 2025:

March 31, 2025
2025	$567,435
2026	773,603
2027	796,868
2028	820,889
2029	845,384
2030 and Thereafter	4,870,011
Total undiscounted operating lease payments	8,674,190
Less: Imputed interest	(2,392,875)
Present value of operating lease liability	$6,281,315

Note 8 Income Taxes
The Company has determined its interim tax provision projecting an estimated annual effective tax rate.
A reconciliation of the statutory federal tax rate to the Company’s effective income tax rate is as follows:

	Three Months Ended March 31,
	2025	2024
Statutory U.S. federal income tax rate	21.0%	21.0%
State and local income taxes, net of federal benefit	4.8%	4.8%
Internal revenue code section 162 limitations	1.8%	1.3%
Other	(0.7)%	(0.8)%
Unconsolidated effective income tax rate	26.9%	26.3%
Impact attributable to redeemable noncontrolling interest(a)	—%	—%
Effective income tax rate	26.9%	26.3%
(a) The provision for income taxes includes the impact of the operations of the Consolidated Fund, which is not subject to federal income taxes. Accordingly, a portion of the Company’s earnings are not subject to corporate tax levels.
The Company’s actual effective tax rate for the fiscal year ending December 31, 2025 could be materially different from the projected rate as of March 31, 2025.
The net temporary differences incurred to date will reverse in future periods as the Company generates taxable earnings. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets recorded. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2025 and December 31, 2024, no valuation allowance was deemed necessary.
FASB ASC 740, Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company recognizes tax benefits related to positions taken, or expected to be taken, on its tax returns, only if the positions are “more-likely-than-not” sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its financial statements. The Company did not record an accrual for tax-related uncertainties or unrecognized tax positions as of March 31, 2025 or December 31, 2024.
The Company did not recognize any interest and penalties during the three months ended March 31, 2025.

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

	Three Months Ended March 31,
	2025	2024
Net income	$10,372,850	$13,015,933
Less: Net income attributable to redeemable noncontrolling interest	(10,587)	—
Net income attributable to common shareholders	$10,362,263	$13,015,933

Weighted average number of outstanding shares - Basic	2,748,568	2,816,839
Weighted average number of outstanding shares - Diluted	2,748,568	2,816,839

Earnings per share attributable to common shareholders
Basic	$3.77	$4.62
Diluted	$3.77	$4.62

Note 10 Commitments and Contingencies
The Company indemnifies its directors, officers, and certain employees for certain liabilities that may arise from the performance of their duties to the Company. The Company is not aware of any active claims under these indemnification arrangements. From time to time, the Company may be involved in legal matters incidental to its business. There are currently no such legal matters pending that the Company believes will have a material adverse effect on its consolidated financial statements. However, litigation involves an element of uncertainty, and future developments could cause legal actions or claims to have a material adverse effect on the Company’s financial condition, results of operations, and/or liquidity.
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

Note 11 Subsequent Events
On April 29, 2025, DHIL’s board of directors (“Board”) approved a quarterly cash dividend of $1.50 per share, payable on June 13, 2025, to shareholders of record as of the close of business on June 2, 2025. This dividend is expected to reduce shareholders’ equity by approximately $4.1 million.
On April 29, 2025, at the Company's annual meeting of shareholders, shareholders approved the Diamond Hill Investment Group, Inc. 2025 Equity and Cash Incentive Plan (the "2025 Plan"). The 2025 Plan authorizes the issuance of 225,000 DHIL common shares in various forms of equity awards. Previously, the Company issued equity awards under the 2022 Plan. With the approval of the 2025 Plan, there are no longer any common shares available for issuance under the 2022 Plan, although certain grants previously made under the 2022 Plan remain issued and outstanding.

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
Factors that may cause the Company’s actual results or experiences to differ materially from results discussed in forward-looking statements include, but are not limited to: (i) any reduction in the Company’s AUM or AUA; (ii) withdrawal, renegotiation, or termination of investment advisory agreements; (iii) damage to the Company’s reputation; (iv) failure to comply with investment guidelines or other contractual requirements; (v) challenges from the competition the Company faces in its business; (vi) challenges from industry trends towards lower fee strategies and model portfolio arrangements; (vii) adverse regulatory and legal developments; (viii) unfavorable changes in tax laws or limitations; (ix) interruptions in or failure to provide critical technological service by the Company or third parties; (x) adverse civil litigation and government investigations or proceedings; (xi) failure to adapt to or successfully incorporate technological changes, such as artificial intelligence (“AI”), into the Company’s business; (xii) risk of loss on the Company’s investments; (xiii) lack of sufficient capital on satisfactory terms; (xiv) losses or costs not covered by insurance; (xv) a decline in the performance of the Company’s products; (xvi) changes in interest rates and inflation; (xvii) changes in national and local economic and political conditions; (xviii) the continuing economic uncertainty in various parts of the world; (xix) the effects of pandemics and the actions taken in connection therewith; (xx) political uncertainty caused by, among other things, political parties, economic nationalist sentiments, tensions surrounding the current socioeconomic landscape; (xxi) changes in trade policy, including new tariffs and retaliatory measures, by the U.S. and other countries; and (xxii), other risks identified from time-to-time in the Company’s public documents on file with the SEC.

Forward-looking statements attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements above, in “Part II – Item 1A. – Risk Factors” of this Form 10-Q, in “Part I – Item 1A. – Risk Factors” of the 2024 Form 10-K, and in the Company’s public documents on file with the SEC. New risks and uncertainties arise from time to time, and factors that the Company currently deems immaterial may become material, and it is impossible for the Company to predict these events or how they may affect it. The Company undertakes no obligation to update any forward-looking statements after the date they are made, whether as a result of new information, future events or developments or otherwise, except as required by law, although it may do so from time to time. Readers are advised to review this Form 10-Q in its entirety and consult any further disclosures the Company makes on related subjects in its public announcements and SEC filings. The Company does not endorse any projections regarding future performance that may be made by third parties.
General
The Company derives its consolidated revenue and net income from investment advisory and fund administration services provided by DHCM. DHCM is a registered investment adviser under the Company Act, and is the investment adviser and administrator for the Proprietary Funds. DHCM also provides investment advisory and related services to DHMF as well as SMAs, CITs, other pooled vehicles including sub-advised funds, and model delivery programs.
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
The Company’s revenues are highly dependent on both the value and composition of AUM and AUA. The following is a summary of the Company’s AUM by product and investment strategy, a roll-forward of the change in AUM, and a summary of AUA for the three-month periods ended March 31, 2025 and 2024:

	Assets Under Management and Assets Under Advisement
	As of March 31,
(in millions, except percentages)	2025	2024	% Change
Proprietary Funds	$18,693	$17,262	8%
Separately managed accounts	5,731	7,092	(19)%
Other pooled vehicles	3,711	3,950	(6)%
Collective investment trusts	1,657	1,675	(1)%
Total AUM	29,792	29,979	(1)%
Total AUA	1,804	1,940	(7)%
Total AUM and AUA	$31,596	$31,919	(1)%

	Assets Under Management by Investment Strategy
	As of March 31,
(in millions, except percentages)	2025	2024	% Change
U.S. Equity
Large Cap	$16,802	$18,937	(11)%
Small-Mid Cap	1,602	2,639	(39)%
Mid Cap	1,050	1,108	(5)%
Select	722	678	6%
Small Cap	227	268	(15)%
Large Cap Concentrated	144	115	25%
Micro Cap	30	23	30%
Total U.S. Equity	20,577	23,768	(13)%

Alternatives
Long-Short	1,925	1,844	4%
Total Alternatives	1,925	1,844	4%

International Equity
International	155	132	17%
Total International Equity	155	132	17%

Fixed Income
Short Duration Securitized Bond	4,243	2,196	93%
Core Fixed Income	2,789	2,024	38%
Securitized Credit	77	—
Long Duration Treasury	26	25	4%
Total Fixed Income	7,135	4,245	68%

Total All Strategies	29,792	29,989	(1)%
(Less: Investments in affiliated funds)(a)	—	(10)	NM
Total AUM	29,792	29,979	(1)%
Total AUA(b)	1,804	1,940	(7)%
Total AUM and AUA	$31,596	$31,919	(1)%
(a) Certain of the Proprietary Funds own shares of the Diamond Hill Short Duration Securitized Bond Fund. The Company reduces the total AUM of each Proprietary Fund that holds such shares by the AUM of the investments held in this affiliated fund.
(b) AUA is primarily comprised of model portfolio assets related to the Large Cap and Select strategies.

	Change in Assets Under Management
	For the Three Months Ended March 31,
(in millions)	2025	2024
AUM at beginning of the period	$30,012	$27,418
Net cash inflows (outflows)
Proprietary Funds	386	92
Separately managed accounts	(450)	(162)
Collective investment trusts	(303)	170
Other pooled vehicles	(162)	18
	(529)	118
Net market appreciation and income	309	2,443
Increase (decrease) during the period	(220)	2,561
AUM at end of the period	29,792	29,979
AUA at end of period	1,804	1,940
Total AUM and AUA at end of period	$31,596	$31,919

Average AUM during the period	$30,351	$28,250
Average AUA during the period	1,914	1,828
Total Average AUM and AUA during the period	$32,265	$30,078

	Net Cash Inflows (Outflows) Further Breakdown
	For the Three Months Ended March 31,
(in millions)	2025	2024
Net cash inflows (outflows)
Equity	$(1,289)	$(378)
Fixed Income	760	496
	$(529)	$118

Net flows for the three months ended March 31, 2025 out of the Company’s equity strategies were largely driven by flows out of Large Cap and Small-Mid Cap strategies, which experienced outflows of $1.1 billion and $0.3 billion, respectively, partially offset by inflows from other equity strategies. Flows into the Company’s fixed income strategies were largely driven by flows into the Short Duration and Core Bond strategies, which experienced net inflows of $0.4 billion and $0.3 billion, respectively.
Net fixed income inflows for the three months ended March 31, 2024 were primarily into the Company’s Core Bond and Short Duration Securitized Bond strategies. Those inflows were partially offset by equity outflows, primarily out of the Company’s Large Cap and Small-Mid Cap strategies.

Consolidated Results of Operations
The following is a table and discussion of the Company’s consolidated results of operations.

	Three Months Ended March 31,
(in thousands, except per share amounts and percentages)	2025	2024	% Change
Total revenue	$37,116	$36,295	2%
Net operating income	13,064	8,303	57%
Adjusted net operating income(a)	12,139	11,493	6%
Investment income, net	1,120	9,366	(88)%
Income tax expense	3,811	4,653	(18)%
Net income attributable to common shareholders	10,362	13,016	(20)%
Earnings per share attributable to common shareholders (diluted)	$3.77	$4.62	(18)%
Adjusted earnings per share attributable to common shareholders (diluted)(a)	$3.23	$3.00	8%
Net operating profit margin	35%	23%
Adjusted net operating profit margin(a)	33%	32%

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
Summary Discussion of Consolidated Results of Operations - Three Months Ended March 31, 2025, compared with Three Months Ended March 31, 2024
Revenue for the three months ended March 31, 2025 increased $0.8 million, or 2%, compared to revenue for the same period in 2024, primarily due to a 7% increase in total average AUM and AUA, partially offset by a decrease in the average advisory fee rate from 0.46% for the three months ended March 31, 2024 to 0.44% for the three months ended March 31, 2025. Refer to the “Revenue” section below in this MD&A for further details on the decrease in the average advisory fee rate.
Operating profit margin was 35% for the three months ended March 31, 2025, and 23% for the three months ended March 31, 2024, respectively. The increase in operating profit margin was primarily driven by deferred compensation benefit (11% of the 12% margin increase) and compensation and related costs, excluding deferred compensation expense (1% of the 12% margin increase).
Adjusted net operating profit margin was 33% for the three months ended March 31, 2025, and 32% for the three months ended March 31, 2024. Adjusted net operating profit margin excludes the impact of market movements on the deferred compensation liability and related economic hedges, and the impact of the consolidated Diamond Hill Core Plus Bond Fund in 2025. Refer to the information under the heading “Non-GAAP Financial Measures and Reconciliation” within this “Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion.
The Company expects that its operating profit margin will fluctuate period over period based on various factors, including revenues, investment results in the strategies the Company manages, employee performance, staffing levels, and gains and losses on investments held in the Deferred Compensation Plans.
The Company had $1.1 million in investment income due to market appreciation for the three months ended March 31, 2025, compared to investment income of $9.4 million for the three months ended March 31, 2024.
Income tax expense decreased $0.8 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decrease in income tax expense was primarily due to the decrease in the Company’s income before taxes period over period.
The Company generated net income attributable to common shareholders of $10.4 million ($3.77 per diluted share) for the three months ended March 31, 2025, compared with net income attributable to common shareholders of $13.0 million ($4.62 per diluted share) for the same period in 2024. The decrease in net income attributable to common shareholders period over period was primarily due to decreased investment income, partially offset by decreased operating expenses and increased revenue for the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

Revenue

	Three Months Ended March 31,
(in thousands, except percentages)	2025	2024	% Change
Investment advisory	$35,309	$34,352	3%
Fund administration, net	1,807	1,943	(7)%
Total	$37,116	$36,295	2%
Investment Advisory Fees. Investment advisory fees for the three months ended March 31, 2025 increased $1.0 million, or 3%, compared to the three months ended March 31, 2024. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates, which vary by investment product. The increase in investment advisory fees was primarily due to an increase in total average AUM and AUA of 7%, partially offset by a decrease in the average advisory fee rate from 0.46% to 0.44% period over period.
The average advisory fee rate for equity assets remained unchanged at 0.48% during the three months ended March 31, 2024 and the three months ended March 31, 2025, and the average fee rate for fixed income assets increased from 0.30% during the three months ended March 31, 2024 to 0.32% during the three months ended March 31, 2025. The decrease in the total average advisory fee rate was due to growth in the lower fee fixed income assets, which increased from 13% of AUM and AUA during the three months ended March 31, 2024, to 21% during the three months ended March 31, 2025. The average advisory fee rate is calculated by dividing investment advisory revenues by total average AUM and AUA during the period (annualized for all periods less than one year). If the trend in the growth in fixed income assets as a percentage of total assets continues, the total average advisory fee rate could continue to decline.
Fund Administration Fees. Fund administration fees for the three months ended March 31, 2025 decreased by $0.1 million compared to the three months ended March 31, 2024. Fund administration fees include administration fees received from the Proprietary Funds, which are calculated as a percentage of the Proprietary Funds’ average AUM. This decrease was primarily due to the impact of an increase in administration fees paid on behalf of the funds as a percentage of average fund AUM, partially offset by increased fund administration revenue due to an increase in the Proprietary Funds’ average AUM from the three months ended March 31, 2024 compared to the three months ended March 31, 2025.

Expenses

	Three Months Ended March 31,
(in thousands, except percentages)	2025	2024	% Change
Compensation and related costs, excluding deferred compensation expense (benefit)	$18,207	$18,148	—%
Deferred compensation expense (benefit)	(965)	3,190	NM
General and administrative	4,047	4,140	(2)%
Sales and marketing	1,815	1,689	7%
Fund administration	948	825	15%
Total	$24,052	$27,992	(14)%
Compensation and Related Costs, Excluding Deferred Compensation Expense (Benefit). Employee compensation and related costs (excluding deferred compensation expense (benefit)) for the three months ended March 31, 2025 increased by $0.1 million, compared to the three months ended March 31, 2024. Employee compensation and related costs (excluding deferred compensation expense (benefit)) as a percentage of total revenue was 49% for the three months ended March 31, 2025 and 50% for the three months ended March 31, 2024.
Deferred Compensation Expense (Benefit). Deferred compensation benefit was $1.0 million for the three months ended March 31, 2025, compared to an expense of $3.2 million for the three months ended March 31, 2024, primarily due to market returns on the Deferred Compensation Plans’ investments period over period.
The gain (loss) on the Deferred Compensation Plans’ investments increases (decreases) deferred compensation expense (benefit) and is included in operating income. Deferred compensation expense (benefit) is offset by an equal amount in investment income (loss) below net operating income on the consolidated statements of income, and thus, has no impact on net income attributable to the Company.
General and Administrative. General and administrative expenses for the three months ended March 31, 2025, decreased by $0.1 million, or 2%, compared to the three months ended March 31, 2024. The decrease was primarily due to a $0.1 million decrease in IT consulting expenses.
Sales and Marketing. Sales and marketing expenses for the three months ended March 31, 2025, increased by $0.1 million, or 7%, compared to the three months ended March 31, 2024. The increase was due mainly to increased payments made to third-party intermediaries as a result of the increase in the Proprietary Funds’ average AUM period over period.
Fund Administration. Fund administration expenses for the three months ended March 31, 2025, increased by $0.1 million, or 15%, compared to the three months ended March 31, 2024. Fund administration expenses consist of both variable and fixed expenses. The increase was primarily due to the increase in the Proprietary Funds’ average AUM period over period.

Liquidity and Capital Resources
Sources of Liquidity
The Company’s current financial condition is liquid, with a significant amount of its assets comprised of cash and cash equivalents, investments, accounts receivable, and other current assets. The Company’s main source of liquidity is cash flows from operating activities, which are generated from investment advisory and fund administration fees. Cash and cash equivalents, investments held directly by DHCM, accounts receivable, and other current assets represented $170.0 million and $187.4 million of total assets as of March 31, 2025 and December 31, 2024, respectively. The Company believes that these sources of liquidity, as well as its continuing cash flows from operating activities, will be sufficient to meet its current and future operating needs.
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

Share Repurchases

DHIL repurchased 24,270 common shares during the three months ended March 31, 2025 for a total of $3.6 million. For additional information on the Company’s repurchase plans, refer to “Part II - Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds” of this Form 10-Q.

Dividends
Subject to Board approval and compliance with applicable law, DHIL expects to pay a regular quarterly dividend of $1.50 per share. A summary of cash dividends paid during the three months ended March 31, 2025, is presented below:

Dividend	Declaration Date	Date Paid	Dividend Amount (in millions)
First quarter - $1.50 per share	February 26, 2025	March 21, 2025	$4.2
On April 29, 2025, the Board approved a regular quarterly dividend for the second quarter of 2025 of $1.50 per share which will be paid on June 13, 2025, to shareholders of record as of the close of business on June 2, 2025. The second quarter dividend is expected to reduce shareholders’ equity by approximately $4.1 million.

Working Capital
As of March 31, 2025, the Company had working capital of approximately $157.1 million, compared to $150.4 million as of December 31, 2024. Working capital includes cash and cash equivalents, accounts receivable, investments, and other current assets of DHCM, net of accounts payable and accrued expenses, accrued incentive compensation, deferred compensation and other current liabilities of DHCM.
Below is a summary of investments as of March 31, 2025 and December 31, 2024.

	As of
	March 31, 2025	December 31, 2024
Corporate Investments:
Diamond Hill International Fund	$57,067,513	$54,887,433
Diamond Hill Core Plus Bond Fund	36,359,368	35,294,858
Diamond Hill Large Cap Concentrated Fund	14,916,013	14,180,828
Diamond Hill Micro Cap Fund, LP	13,956,123	15,978,910
Diamond Hill Securitized Credit Fund	123,112	117,266
Total Corporate Investments	122,422,129	120,459,295
Deferred Compensation Plan Investments in the Funds	35,450,642	39,129,093
Total investments held by DHCM	157,872,771	159,588,388
Redeemable noncontrolling interest in the Consolidated Fund	936,966	164,593
Total Investments	$158,809,737	$159,752,981
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
For the three months ended March 31, 2025, net cash used in operating activities totaled $10.7 million. Cash flows used in operating activities were primarily driven by a $24.7 million decrease in the incentive compensation accrual due to the annual incentive compensation payment made in the first quarter of 2025, and the cash impact of timing differences in the settlement of other assets and liabilities of $0.2 million. These outflows were partially offset by net income of $10.4 million, and non-cash adjustments added back to net income consisting of share-based compensation of $3.6 million, and depreciation of $0.2 million.
For the three months ended March 31, 2024, net cash used in operating activities totaled $12.3 million. Cash flows used in operating activities were primarily driven by a $22.7 million decrease in the incentive compensation accrual due to the annual incentive compensation payment made in the first quarter of 2024, and the cash impact of timing differences in the settlement of other assets and liabilities of $6.2 million. These outflows were partially offset by net income of $13.0 million, and non-cash adjustments added back to net income consisting of share-based compensation of $3.3 million and depreciation of $0.3 million.

Cash Flows from Investing Activities
The Company’s cash flows from investing activities consist primarily of capital expenditures and purchases and redemptions in its investment portfolio.
Cash flows provided by investing activities totaled $1.8 million for the three months ended March 31, 2025. Cash flows provided by investing activities were driven by proceeds from the sale of Deferred Compensation Plan investments totaling $5.0 million, partially offset by purchases of Deferred Compensation Plan investments of $2.7 million and the purchase of property and equipment of $0.5 million.
Cash flows provided by investing activities totaled $1.1 million for the three months ended March 31, 2024. Cash flows provided by investing activities were driven by proceeds from the sale of Deferred Compensation Plan investments totaling $4.7 million, partially offset by purchases of Deferred Compensation Plan investments of $3.5 million and the purchase of property and equipment of $0.1 million. During the three months ended March 31, 2024, all purchases and sales of investments were in the Deferred Compensation Plans.

Cash Flows from Financing Activities
The Company’s cash flows from financing activities consist primarily of the repurchase of DHIL common shares, dividends paid on DHIL common shares, DHIL common shares withheld related to employee tax withholding, proceeds received under the ESPP, and distributions to, or contributions from, redeemable noncontrolling interest holders.
For the three months ended March 31, 2025, net cash used in financing activities totaled $7.5 million, consisting of cash outflows for repurchases of DHIL’s common shares of $3.6 million, the payment of quarterly dividends totaling $4.2 million, and the value of shares withheld to cover employee tax withholding obligations of $0.1 million. These cash outflows were partially offset by net subscriptions received in the Consolidated Fund from redeemable noncontrolling interest holders of $0.2 million and proceeds received under the ESPP of $0.2 million.
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
Supplemental Consolidated Cash Flow Statement
The following table summarizes the condensed cash flows for the three months ended March 31, 2025, that are attributable to the Company and to the Consolidated Fund, and the related eliminations required in preparing the consolidated statements.

	Three Months Ended March 31, 2025
	Cash flow attributable to Diamond Hill Investment Group, Inc.	Cash flow attributable to Consolidated Fund	Eliminations	As reported on the Consolidated Statement of Cash Flows
Cash flows from operating activities:
Net income	$10,362,263	$1,079,082	$(1,068,495)	$10,372,850
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	221,668	—	—	221,668
Share-based compensation	3,556,667	—	—	3,556,667
Net gains on investments	(117,104)	(1,079,082)	613,393	(582,793)
Net change in securities held by Consolidated Fund	—	(117,123)	—	(117,123)
Other changes in assets and liabilities	(24,138,583)	(46,479)	—	(24,185,062)
Net cash used in operating activities	(10,115,089)	(163,602)	(455,102)	(10,733,793)
Net cash provided by investing activities	1,290,568	—	470,462	1,761,030
Net cash used in financing activities	(7,659,912)	$163,602	$(15,360)	(7,511,670)
Net change during the period	(16,484,433)	—	—	(16,484,433)
Cash and cash equivalents at beginning of period	41,624,604	—	—	41,624,604
Cash and cash equivalents at end of period	$25,140,171	—	—	$25,140,171

Non-GAAP Financial Measures and Reconciliation
As supplemental information, the Company is providing certain financial measures that are based on methodologies other than GAAP (“non-GAAP”). Management believes the non-GAAP financial measures below are useful measures of the Company’s core business activities, are important metrics in estimating the value of an asset management business, and help facilitate comparisons to Company operating performance across periods. These non-GAAP financial measures are presented for supplemental informational purposes only, should not be used as a substitute for financial measures calculated in accordance with GAAP and may be calculated differently from similarly titled non-GAAP measures used by other companies. The following schedules reconcile the differences between financial measures calculated in accordance with GAAP and non-GAAP financial measures for the three-month periods ended March 31, 2025 and 2024, respectively. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, as well as the Company’s condensed consolidated financial statements and related notes included elsewhere in this report.

	Three Months Ended March 31, 2025
(in thousands, except percentages and per share data)	Total operating expenses	Net operating income	Total non-operating income (loss)	Income tax expense(4)	Net income attributable to common shareholders	Earnings per share attributable to common shareholders - diluted	Net operating profit margin
GAAP Basis	$24,052	$13,064	$1,120	$3,811	$10,362	$3.77	35%
Non-GAAP Adjustments:
Deferred compensation liability(1)	965	(965)	965	—	—	—	(2)%
Consolidated Fund(2)	—	40	(1,119)	(287)	(781)	(0.28)	—%
Other investment income(3)	—	—	(966)	(260)	(706)	(0.26)	—
Adjusted Non-GAAP basis	$25,017	$12,139	$—	$3,264	$8,875	$3.23	33%

	Three Months Ended March 31, 2024
(in thousands, except percentages and per share data)	Total operating expenses	Net operating income	Total non-operating income (loss)	Income tax expense(4)	Net income attributable to common shareholders	Earnings per share attributable to common shareholders - diluted	Net operating profit margin
GAAP Basis	$27,992	$8,303	$9,366	$4,653	$13,016	$4.62	23%
Non-GAAP Adjustments:
Deferred compensation liability (1)	(3,190)	3,190	(3,190)	—	—	—	9%
Other investment income(3)	—	—	(6,176)	(1,624)	(4,552)	(1.62)	—
Adjusted Non-GAAP basis	$24,802	$11,493	$—	$3,029	$8,464	$3.00	32%
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
(4) The income tax expense impacts were calculated and resulted in the overall non-GAAP effective tax rates of 26.9% for the three months ended March 31, 2025 and 26.3% for the three months ended March 31, 2024.

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
For a summary of the critical accounting policies important to understanding the condensed consolidated financial statements, please see Note 2, Significant Accounting Policies, in “Part I - Item 1 - Financial Statements” of this Form 10-Q, and Note 2, Significant Accounting Policies, in “Part II - Item 8 - Financial Statements and Supplementary Data” in the 2024 Form 10-K.
There have been no material changes to the Company’s critical accounting estimates during the quarter ended March 31, 2025, as compared to the critical accounting estimates disclosed in “Part II - Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2024 Form 10-K.

ITEM 3:	Quantitative and Qualitative Disclosures About Market Risk
For information regarding the Company’s exposure to certain market risks, see “Part II - Item 7A - Quantitative and Qualitative Disclosures About Market Risk” in the 2024 Form 10-K. Except as described in “Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q, there have been no significant changes in the Company’s market risk exposures since the Company’s December 31, 2024 year end.

ITEM 4:	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q (the “Evaluation Date”).  Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance, not absolute, of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As a result, there can be no assurance that the Company’s controls and procedures will detect all errors or fraud.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II:	OTHER INFORMATION

ITEM 1:	Legal Proceedings
From time to time, the Company may be party to ordinary, routine litigation that is incidental to its business. The Company is not aware of any pending legal proceedings that the Company believes will have, individually or in the aggregate, a material adverse effect on its consolidated financial statements.

ITEM 1A:	Risk Factors
There have been no material changes to the Company’s risk factors from the information disclosed in “Part I - Item 1A - Risk Factors” of the 2024 Form 10-K, except as set forth below:

Changes in trade policy, including new tariffs and retaliatory measures, by the U.S. and other countries could adversely affect the U.S. economy and financial markets, which would have a material adverse impact on fund AUM and the Company’s revenues and earnings.

Changes to economic conditions and policies in the U.S. and other countries could negatively impact the Company’s business. Recently, the U.S. trade environment has become increasingly uncertain. In some instances, escalated tariff disputes with major trading partners and related uncertainty around future trade policy are contributing to higher import costs, strained export demand, and delayed investments by businesses. These dynamics can slow economic growth and disrupt financial markets in the U.S. and other countries, as evidenced by market volatility following intensified U.S.–China tariff actions. Deteriorating economic conditions or reduced corporate earnings resulting from tariffs and other protectionist policies may lead to broad market declines, lower asset values, and diminished investor confidence. Like other investment managers, DHCM earns fees largely based on the value of assets it manages, so any sustained market downturn or erosion of U.S. asset prices will directly impact DHCM’s fees, and thus, reduce the Company’s revenues and earnings. Furthermore, negative investor sentiment or risk aversion in response to trade tensions could trigger increased redemptions or shifts to other asset classes, compounding the pressure on our AUM and revenues.

An unfavorable tariff environment amplifies macroeconomic headwinds – including the risk of a U.S. economic slowdown, market volatility, elevated inflation, and interest rate shifts – which could negatively impact the Company. If trade tensions continue or worsen, the resulting economic and market turbulence could materially and adversely affect fund AUM as well as the Company’s revenues, profitability and growth prospects. The Company cannot predict the future of U.S. or foreign trade policy or the full impact of recently imposed tariffs, but prolonged trade disputes or new tariff shocks increase the likelihood of further market declines and industry-wide outflows, which would have a material adverse effect on the Company’s business, revenues, earnings and financial conditions.

.

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended March 31, 2025, DHIL did not sell any common shares that were not registered under the Securities Act. The following table sets forth information regarding repurchases of DHIL common shares during the quarter ended March 31, 2025:

Period	Total Number of Common Shares Purchased (a)	Average Price Paid Per Common Share	Total Number of Common Shares Purchased as part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
January 1, 2025 through January 31, 2025	9,859	$155.62	9,370	$39,998,176
February 1, 2025 through February 28, 2025	—	—	—	39,998,176
March 1, 2025 through March 31, 2025	14,900	144.43	14,900	37,846,128
Total	24,759	$148.89	24,270	$37,846,128

(a)The Company regularly withholds common shares for tax payments due upon the vesting of employee restricted shares. Common shares withheld to cover tax withholding obligations in connection with the vesting of employee restricted shares are treated as common share repurchases for purposes of this table. The common shares withheld are not considered repurchases of DHIL common shares under any authorized common share repurchase plan or program. During the quarter ended March 31, 2025, the Company withheld 489 DHIL common shares for employee tax withholding obligations at an average price paid per share of $155.10.
(b)On November 4, 2024, the Board approved a repurchase plan, authorizing management to repurchase up to $50 million DHIL common shares in the open market and in private transactions in accordance with applicable securities laws (“2024 Repurchase Program”). The 2024 Repurchase Program will expire on November 4, 2026, or upon the earlier completion of all authorized purchases under the program.

In connection with the 2024 Repurchase Program, DHIL entered into a Rule 10b5-1 trading arrangement. The Rule 10b5-1 trading arrangement is intended to qualify for the safe harbor under Rule 10b5-1 of the Exchange Act. A Rule 10b5-1 trading arrangement allows a company to purchase its common shares at times when it would not ordinarily be in the market because of its trading policies or the possession of material nonpublic information. Because repurchases under DHIL’s Rule 10b5-1 trading arrangement are subject to specified parameters and certain price, timing, and volume restraints specified in the plan, there is no guarantee as to the exact number of common shares that will be repurchased or that there will be any repurchases at all pursuant to the trading arrangement. Purchases under the 2024 Repurchase Program may be made in the open market or through privately negotiated transactions. Purchases in the open market are intended to comply with Rule 10b-18 under the Exchange Act.

ITEM 3:	Defaults Upon Senior Securities
None.

ITEM 4:	Mine Safety Disclosures
Not applicable.

ITEM 5:	Other Information
During the quarter ended March 31, 2025, no director or officer (as defined under Rule 16a-1 of the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6:	Exhibits

3.1	Amended and Restated Articles of Incorporation of DHIL (incorporated by reference from Exhibit 3.1 to the Annual Report on Form 10-K filed with the SEC on February 29, 2024).

3.2	Amended and Restated Code of Regulations of DHIL (incorporated by reference from Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on April 28, 2017).

10.1	Diamond Hill Investment Group, Inc. 2025 Equity and Cash Incentive Plan (incorporated by reference from Exhibit 99.1 to the Registration Statement on Form S-8 filed with the SEC on April, 29, 2025).

10.2	Diamond Hill Investment Group, Inc. 2025 Equity and Cash Incentive Plan Form of Restricted Stock Award Agreement - Employee Cliff-Vest Equity Award

10.3	Diamond Hill Investment Group, Inc. 2025 Equity and Cash Incentive Plan Form of Restricted Stock Award Agreement - Employee Long-Term Incentive Award

10.4	Diamond Hill Investment Group, Inc. 2025 Equity and Cash Incentive Plan Form of Restricted Stock Award Agreement - Director Award

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Section 1350 Certification

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

DIAMOND HILL INVESTMENT GROUP, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DIAMOND HILL INVESTMENT GROUP, INC.

Date	Title	Signature

April 29, 2025	Chief Executive Officer and President (Principal Executive Officer)	/s/ Heather E. Brilliant
Heather E. Brilliant

April 29, 2025	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	/s/ Thomas E. Line
Thomas E. Line