Form 10-Q
period 2025-06-30
DIAMOND HILL INVESTMENT GROUP INC
filed 2025-07-29
CIK 909108

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes:  ☐    No:  ☒

As of July 29, 2025, the registrant had 2,725,158 outstanding common shares.

DIAMOND HILL INVESTMENT GROUP, INC.

PART I:	FINANCIAL INFORMATION

ITEM 1:	Financial Statements
Diamond Hill Investment Group, Inc.
Consolidated Balance Sheets

	6/30/2025	12/31/2024
	(Unaudited)
ASSETS
Cash and cash equivalents	$49,056,511	$41,624,604
Investments	173,497,273	159,752,981
Accounts receivable	18,326,763	20,205,678
Prepaid expenses	3,357,986	3,694,019
Income taxes receivable	212,883	1,550,718
Property and equipment, net of depreciation	9,474,977	8,380,594
Deferred taxes	7,096,118	9,918,056
Total assets	$261,022,511	$245,126,650
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$7,262,877	$5,599,931
Accrued incentive compensation	13,574,476	31,500,000
Lease liability	6,580,151	6,335,490
Deferred compensation	38,492,548	39,129,093
Total liabilities	65,910,052	82,564,514
Redeemable noncontrolling interest	23,529,068	246,008
Permanent Shareholders’ Equity
Common shares, no par value: 7,000,000 shares authorized; 2,729,994 issued and outstanding at June 30, 2025 (inclusive of 268,761 unvested shares); 2,670,469 issued and outstanding at December 31, 2024 (inclusive of 173,120 unvested shares)	49,809,544	28,478,515
Preferred shares, undesignated: 1,000,000 shares authorized and unissued	—	—
Deferred equity compensation	(33,691,426)	(15,833,657)
Retained earnings	155,465,273	149,671,270
Total permanent shareholders’ equity	171,583,391	162,316,128
Total liabilities and shareholders’ equity	$261,022,511	$245,126,650

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUES:
Investment advisory	$34,067,866	$34,841,125	$69,376,677	$69,192,918
Fund administration, net	1,958,065	1,820,208	3,765,464	3,763,345
Total revenue	36,025,931	36,661,333	73,142,141	72,956,263
OPERATING EXPENSES:
Compensation and related costs, excluding deferred compensation expense (benefit)	17,685,228	18,330,666	35,891,876	36,478,131
Deferred compensation expense (benefit)	3,041,906	(869,135)	2,077,251	2,321,228
General and administrative	4,374,546	4,291,304	8,421,642	8,431,510
Sales and marketing	2,202,150	1,891,562	4,017,091	3,580,514
Fund administration	957,037	884,325	1,905,318	1,709,443
Total operating expenses	28,260,867	24,528,722	52,313,178	52,520,826
NET OPERATING INCOME	7,765,064	12,132,611	20,828,963	20,435,437
NON-OPERATING INCOME (LOSS)
Investment income (loss), net	14,554,685	(654,591)	15,674,654	8,711,087
Total non-operating income (loss)	14,554,685	(654,591)	15,674,654	8,711,087
NET INCOME BEFORE TAXES	22,319,749	11,478,020	36,503,617	29,146,524
Income tax expense	(6,161,321)	(3,352,180)	(9,972,339)	(8,004,751)
NET INCOME	16,158,428	8,125,840	26,531,278	21,141,773
Net income attributable to redeemable noncontrolling interest	(587,851)	—	(598,438)	—
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$15,570,577	$8,125,840	$25,932,840	$21,141,773
Earnings per share attributable to common shareholders
Basic	$5.73	$2.93	$9.49	$7.57
Diluted	$5.73	$2.93	$9.49	$7.57
Weighted average shares outstanding
Basic	2,719,610	2,769,427	2,734,009	2,793,133
Diluted	2,719,610	2,769,427	2,734,009	2,793,133
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest (unaudited)

	Three Months Ended June 30, 2025
	Shares Outstanding	Common Shares	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at March 31, 2025	2,774,649	$47,756,059	$(31,423,253)	$152,220,863	$168,553,669	$404,837
Issuance of restricted share grants	40,778	5,728,171	(5,728,171)	—	—	—
Amortization of restricted share grants	—	—	3,262,668	—	3,262,668	—
Issuance of common shares related to employee stock purchase plan	92	13,369	—	—	13,369	—
Shares withheld related to employee tax withholding	(24,438)	(3,490,725)	—	—	(3,490,725)	—
Forfeiture of restricted share grants	(1,324)	(197,330)	197,330	—	—	—
Repurchase of common shares (inclusive of accrued excise tax of $—)	(59,763)	—	—	(8,273,362)	(8,273,362)	—
Cash dividends paid	—	—	—	(4,052,805)	(4,052,805)	—
Net income	—	—	—	15,570,577	15,570,577	587,851
Net subscriptions of Consolidated Funds	—	—	—	—	—	22,536,380
Balance at June 30, 2025	2,729,994	$49,809,544	$(33,691,426)	$155,465,273	$171,583,391	$23,529,068

	Three Months Ended June 30, 2024
	Shares Outstanding	Common Shares	Deferred Equity Compensation	Retained Earnings	Total
Balance at March 31, 2024	2,804,668	$32,311,715	$(23,075,385)	$149,049,310	$158,285,640
Issuance of restricted share grants	5,024	760,427	(760,427)	—	—
Amortization of restricted share grants	—	—	2,963,189	—	2,963,189
Issuance of common shares related to employee stock purchase plan	287	40,397	—	—	40,397
Shares withheld related to employee tax withholding	(22,602)	(3,484,551)	—	—	(3,484,551)
Forfeiture of restricted share grants	(1,105)	(186,524)	186,524	—	—
Repurchase of common shares (inclusive of accrued excise tax of $35,343)	(34,941)	—	—	(5,243,269)	(5,243,269)
Cash dividends paid	—	—	—	(4,150,931)	(4,150,931)
Net income	—	—	—	8,125,840	8,125,840
Balance at June 30, 2024	2,751,331	$29,441,464	$(20,686,099)	$147,780,950	$156,536,315
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest (unaudited)

	Six Months Ended June 30, 2025
	Shares Outstanding	Common Shares	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at December 31, 2024	2,670,469	$28,478,515	$(15,833,657)	$149,671,270	$162,316,128	$246,008
Issuance of restricted share grants	168,011	24,837,874	(24,837,874)	—	—	—
Amortization of restricted share grants	—	—	6,782,775	—	6,782,775	—
Issuance of common shares related to employee stock purchase plan	1,798	257,054	—	—	257,054	—
Shares withheld related to employee tax withholding	(24,927)	(3,566,569)	—	—	(3,566,569)	—
Forfeiture of restricted share grants	(1,324)	(197,330)	197,330	—	—	—
Repurchase of common shares (inclusive of accrued excise tax of $21,477)	(84,033)	—	—	(11,905,274)	(11,905,274)	—
Cash dividends paid	—	—	—	(8,233,563)	(8,233,563)	—
Net income	—	—	—	25,932,840	25,932,840	598,438
Net subscriptions of Consolidated Funds	—	—	—	—	—	22,684,622
Balance at June 30, 2025	2,729,994	$49,809,544	$(33,691,426)	$155,465,273	$171,583,391	$23,529,068

	Six Months Ended June 30, 2024
	Shares Outstanding	Common Shares	Deferred Equity Compensation	Retained Earnings	Total
Balance at December 31, 2023	2,823,076	$22,164,410	$(15,392,418)	$153,544,816	$160,316,808
Issuance of restricted share grants	77,056	11,818,825	(11,818,825)	—	—
Amortization of restricted share grants	—	—	6,222,428	—	6,222,428
Issuance of common shares related to employee stock purchase plan	1,975	300,636	—	—	300,636
Shares withheld related to employee tax withholding	(28,974)	(4,539,691)	—	—	(4,539,691)
Forfeiture of restricted share grants	(1,753)	(302,716)	302,716	—	—
Repurchase of common shares (inclusive of accrued excise tax of $162,090)	(120,049)	—	—	(18,525,386)	(18,525,386)
Cash dividends paid	—	—	—	(8,380,253)	(8,380,253)
Net income	—	—	—	21,141,773	21,141,773
Balance at June 30, 2024	2,751,331	$29,441,464	$(20,686,099)	$147,780,950	$156,536,315
The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,531,278	$21,141,773
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	475,957	638,772
Share-based compensation	6,821,340	6,267,522
Decrease (Increase) in accounts receivable	1,878,915	(994,977)
Change in current income taxes	1,337,835	329,659
Change in deferred income taxes	2,821,938	1,257,913
Net gain on investments	(14,667,434)	(6,967,386)
Net change in securities held by Consolidated Funds	(23,054,688)	—
Decrease in accrued incentive compensation	(17,925,524)	(14,933,847)
(Decrease) Increase in deferred compensation	(636,545)	587,524
Other changes in assets and liabilities	713,683	(410,874)
Net cash (used in) provided by operating activities	(15,703,245)	6,916,079
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,278,538)	(139,900)
Purchase of Company sponsored investments	(4,208,433)	(8,723,131)
Proceeds from sale of Company sponsored investments	29,402,941	9,432,334
Net cash provided by investing activities	23,915,970	569,303
CASH FLOWS FROM FINANCING ACTIVITIES:
Value of shares withheld related to employee tax withholding obligations	(3,566,569)	(4,539,691)
Payment of dividends	(8,233,563)	(8,380,253)
Net subscriptions received from redeemable noncontrolling interest holders	22,684,622	—
Repurchases of common shares	(11,883,797)	(18,363,296)
Proceeds received under employee stock purchase plan	218,489	255,542
Net cash used in financing activities	(780,818)	(31,027,698)
CASH AND CASH EQUIVALENTS
Net change during the period	7,431,907	(23,542,316)
At beginning of period	41,624,604	46,991,879
At end of period	$49,056,511	$23,449,563
Supplemental information related to cash activities:
Income taxes paid	$5,812,566	$6,417,179
Supplemental information related to non-cash activities
Operating lease right-of-use asset addition, net of lease incentive	$207,227	$—
Lease incentives included in property and equipment	$174,675	$—

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
Note 2 Significant Accounting Policies
Basis of Presentation
The accompanying unaudited, condensed, and consolidated financial statements of the Company as of June 30, 2025 and December 31, 2024, and for the three-month and six-month periods ended June 30, 2025 and 2024, have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”), the instructions to Form 10-Q, and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, the accompanying financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management (“management”), all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the financial condition and results of operations as of the dates, and for the interim periods, presented, have been included. The accompanying unaudited, condensed, and consolidated financial statements and these footnotes should be read in conjunction with the audited consolidated financial statements of the Company included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”), as filed with the SEC.
Operating results for the three-month and six-month periods ended June 30, 2025, are not necessarily indicative of the results the Company may expect for any fiscal quarter, the full fiscal year ending December 31, 2025, or any subsequent period.

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
The Company performs its consolidation analysis at the individual fund level and has concluded that the Proprietary Funds are VREs because the structure of the Proprietary Funds is such that the shareholders are deemed to have the power through voting rights to direct the activities that most significantly impact each Proprietary Fund’s economic performance. The Proprietary Funds are consolidated if DHIL ownership, directly or indirectly, represents a majority interest (greater than 50%). The Company records redeemable noncontrolling interests in consolidated investments for which the Company’s ownership is less than 100%. As of December 31, 2024 and June 30, 2025, as well as during the three-month and six-month periods ended June 30, 2025, the Company consolidated the Diamond Hill Core Plus Bond Fund. On June 30, 2025, the Company seeded the Diamond Hill Securitized Total Return Fund and consolidated it as of June 30, 2025. As of and for the three-month and six- month periods ended June 30, 2024, the Company had not consolidated any of the Proprietary Funds. Any Proprietary Fund(s) consolidated during the applicable periods are referred to as the “Consolidated Fund(s)”.
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

For information regarding how the Company generates revenue, and its revenues by source, see the Revenue Recognition - General section in this Note 2. Substantially all of the Company’s revenue is generated from clients in the U.S., and all long-lived assets are located in the U.S. No single client accounted for more than 10% of the Company’s total revenue during the periods presented.
Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and money market mutual funds held by DHCM. The Company considers all highly liquid temporary cash instruments with an original maturity of three months or less to be cash equivalents. The Company places its cash on deposit with U.S. financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company’s credit risk in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amount on deposit. Management monitors the financial institutions’ creditworthiness in conjunction with balances on deposit to minimize risk. The Company has amounts on deposit in excess of the insured limits. As of June 30, 2025, the Company had $11.3 million and $37.7 million in demand deposits and money market mutual funds, respectively. As of December 31, 2024, the Company had $1.3 million and $40.3 million in demand deposits and money market mutual funds, respectively.
Accounts Receivable
The Company records accounts receivable when they are due and presents them on the balance sheet net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of the individual or entity that owes the receivable. No allowance for doubtful accounts was deemed necessary at either June 30, 2025, or December 31, 2024. Accounts receivable from the Proprietary Funds were $10.1 million as of June 30, 2025, and $10.3 million as of December 31, 2024.
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

Property and equipment are tested for impairment when there is an indication that the carrying amount of an asset may not be recoverable. When an asset is determined to not be recoverable, the impairment loss is measured based on the excess, if any of the carrying value of the asset over its fair value.
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

Revenue from contracts with clients that was earned during the three months ended June 30, 2025 and 2024 include:

	Three Months Ended June 30, 2025
	Investment advisory	Fund administration, net	Total revenue
Proprietary Funds	$23,249,512	$1,958,065	$25,207,577
SMAs	5,506,518	—	5,506,518
Other pooled vehicles	2,678,723	—	2,678,723
Model delivery	1,343,075	—	1,343,075
CITs	1,290,038	—	1,290,038
	$34,067,866	$1,958,065	$36,025,931

	Three Months Ended June 30, 2024
	Investment advisory	Fund administration, net	Total revenue
Proprietary Funds	$22,559,374	$1,820,208	$24,379,582
SMAs	6,605,780	—	6,605,780
Other pooled vehicles	2,873,703	—	2,873,703
CITs	1,568,385	—	1,568,385
Model delivery	1,233,883	—	1,233,883
	$34,841,125	$1,820,208	$36,661,333

Revenue from contracts with clients that was earned during the six months ended June 30, 2025 and 2024 include:

	Six Months Ended June 30, 2025
	Investment advisory	Fund administration, net	Total revenue
Proprietary Funds	$46,860,742	$3,765,464	$50,626,206
SMAs	11,327,729	—	11,327,729
Other pooled vehicles	5,441,137	—	5,441,137
CITs	3,001,580	—	3,001,580
Model delivery	2,745,489	—	2,745,489
	$69,376,677	$3,765,464	$73,142,141

	Six Months Ended June 30, 2024
	Investment advisory	Fund administration, net	Total revenue
Proprietary Funds	$44,654,558	$3,763,345	$48,417,903
SMAs	13,385,128	—	13,385,128
Other pooled vehicles	5,644,416	—	5,644,416
CITs	2,965,395	—	2,965,395
Model delivery	2,543,421	—	2,543,421
	$69,192,918	$3,763,345	$72,956,263

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
Fund administration gross and net revenue are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fund administration:
Administration revenue, gross	$6,665,238	$5,930,195	$13,307,386	$11,648,804
Fund related expense	(4,707,173)	(4,109,987)	(9,541,922)	(7,885,459)
Fund administration revenue, net	$1,958,065	$1,820,208	$3,765,464	$3,763,345
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
On July 4, 2025, the One Big Beautiful Bill (OBBB) Act, encompassing a wide array of tax reform measures, was enacted in the United States. We are continually evaluating its effects and currently anticipate that the OBBB Act will not significantly affect our projected annual effective tax rate for 2025.
Earnings Per Share
Basic and diluted earnings per share (“EPS”) are computed by dividing net income attributable to common shareholders by the weighted average number of DHIL common shares outstanding for the period, which includes unvested restricted shares. See Note 9.
Recently Adopted Accounting Guidance
The Company did not adopt any new accounting guidance during the six months ended June 30, 2025 that had a material effect on its financial position or results of operations.
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

Note 3 Investments
The following table summarizes the carrying value of the Company’s investments as of June 30, 2025 and December 31, 2024:

	As of
	June 30, 2025	December 31, 2024
Fair value investments:
Securities held in Consolidated Funds(a)	$62,035,855	$35,583,162
Company-sponsored investments	29,122,726	30,146,571
Company-sponsored equity method investments	82,338,692	94,023,248
Total Investments	$173,497,273	$159,752,981

(a) Of the securities held in the Consolidated Funds as of June 30, 2025, DHCM held $37.0 million and non-controlling shareholders held $25.0 million. Of the securities held in the Consolidated Fund as of December 31, 2024, DHCM held $35.4 million and non-controlling shareholders held $0.2 million.

As of June 30, 2025 and December 31, 2024, the Company consolidated the Diamond Hill Core Plus Bond Fund. As of June 30, 2025, the Company also consolidated the Diamond Hill Securitized Total Return Fund.

The components of net investment income (loss), net are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Realized gains	$3,827,435	$631,300	$4,037,505	$1,010,255
Change in unrealized	9,647,729	(2,089,643)	9,606,545	5,959,069
Dividends	412,773	822,397	922,661	1,775,613
Interest income	676,915	—	1,131,345	—
Other	(10,167)	(18,645)	(23,402)	(33,850)
Investment income (loss), net	$14,554,685	$(654,591)	$15,674,654	$8,711,087

Company-Sponsored Equity Method Investments
As of June 30, 2025, the Company’s equity method investments consisted of DHMF, the Diamond Hill International Fund, and the Diamond Hill Large Cap Concentrated Fund. The Company’s ownership percentage in these investments was 87%, 26%, and 39%, respectively. The Company’s ownership in DHMF, the Diamond Hill International Fund, and the Diamond Hill Large Cap Concentrated Fund includes $8.3 million of investments held in the Deferred Compensation Plans (as defined in Note 6).
The following table includes the condensed summary financial information from the Company’s equity method investments as of, and for the three-month and six-month periods ended, June 30, 2025:

		As of
		June 30, 2025
Total assets		$241,289,762
Total liabilities		11,047,014
Net assets		230,242,748
DHCM’s portion of net assets		$82,338,692

	For the Three Months Ended	For the Six Months Ended
	June 30, 2025	June 30, 2025
Investment income	$1,829,847	$3,364,236
Expenses	526,073	1,007,070
Net realized gains	3,781,770	9,015,493
Change in unrealized	21,050,372	18,020,448
Net income	26,135,916	29,393,107
DHCM’s portion of net income	$11,803,043	$11,483,309
The Company’s investments at June 30, 2025 include its interest in DHMF, an unconsolidated VIE, as the Company is not deemed the primary beneficiary. The Company’s maximum risk of loss related to its involvement with DHMF is limited to the carrying value of its investment, which was $23.0 million as of June 30, 2025.

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
The following table summarizes investments that are recognized in the Company’s consolidated balance sheet using fair value measurements (excluding investments classified as equity method investments) determined based upon the differing levels as of June 30, 2025:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$37,745,750	—	—	$37,745,750
Fair value investments:
Securities held in Consolidated Funds(a)	$1,775,051	$60,260,804	—	$62,035,855
Company-sponsored investments	$29,122,726	—	—	$29,122,726
(a) Of the securities held in the Consolidated Funds as of June 30, 2025, DHCM directly held $37.0 million and non-controlling shareholders held $25.0 million.
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
The Company did not borrow under the Credit Agreement during the six months ended June 30, 2025, and no borrowings were outstanding as of June 30, 2025.

Note 6 Compensation Plans
Share-Based Payment Transactions
The Company maintains the shareholder-approved Diamond Hill Investment Group, Inc. 2025 Equity and Cash Incentive Plan (the "2025 Plan") which authorizes the issuance of 225,000 DHIL common shares in various forms of equity awards. As of June 30, 2025, there were 184,222 DHIL common shares available for grants under the 2025 Plan. Previously, the Company issued equity awards under the Diamond Hill Investment Group, Inc. 2022 Equity and Cash Incentive Plan (“2022 Plan”) and the Diamond Hill Investment Group, Inc. 2014 Equity and Cash Incentive Plan (“2014 Plan”). There are no longer any DHIL common shares available for issuance under the 2022 and 2014 Plans, although certain grants previously made under the 2022 and 2014 Plans remain issued and outstanding.
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
The following table represents a roll-forward of outstanding restricted shares and related activity for the six months ended June 30, 2025:

	Shares	Weighted-Average Grant Date Price per Share
Outstanding Restricted Shares as of December 31, 2024	173,120	$160.77
Grants issued	168,011	147.83
Grants vested	(71,046)	163.54
Grants forfeited	(1,324)	149.04
Outstanding Restricted Shares as of June 30, 2025	268,761	$152.01
Total deferred equity compensation related to unvested restricted shares was $33.7 million as of June 30, 2025. The recognition of compensation expense related to deferred compensation over the remaining vesting periods is as follows:

Six Months Remaining In
2025	2026	2027	2028	2029	Thereafter	Total
$6,927,672	$11,196,652	$7,711,880	$4,304,753	$3,135,051	$415,418	$33,691,426

Employee Stock Purchase Plan
Under the Diamond Hill Investment Group, Inc. Employee Stock Purchase Plan (the “ESPP”), eligible employees may purchase DHIL common shares at 85% of the fair market value on the last day of each offering period. Each offering period is approximately three months, which coincides with the Company’s fiscal quarters. During the six-month period ended June 30, 2025, ESPP participants purchased 1,798 DHIL common shares for $0.2 million, and the Company recorded $0.1 million of share-based payment expense related to the discount to fair market value for these purchases. During the six-month period ended June 30, 2024, ESPP participants purchased 1,975 DHIL common shares for $0.3 million and the Company recorded $0.1 million of share-based payment expense related to these purchases.
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
Deferred Compensation Plans
The Company sponsors the Diamond Hill Fixed Term Deferred Compensation Plan and the Diamond Hill Variable Term Deferred Compensation Plan (together, the “Deferred Compensation Plans”). Under the Deferred Compensation Plans, participants may elect to voluntarily defer, for a minimum of five years (subject to an earlier distribution in the case of the participant’s death or disability or a change in control of DHIL), certain incentive compensation that the Company then contributes into the Deferred Compensation Plans. Participants are responsible for designating investment options for the assets they contribute, and the distribution paid to each participant reflects any gains or losses on the assets realized in connection with the Deferred Compensation Plans. Assets held in the Deferred Compensation Plans are included in the Company’s investment portfolio, and the associated obligation to participants is included in deferred compensation liability. Deferred compensation liability was $38.5 million and $39.1 million as of June 30, 2025 and December 31, 2024, respectively.
Note 7 Operating Lease

On July 31, 2024, the Company entered into a 10-year extension of its lease through March 31, 2035, for office space of approximately 40,158 square feet at a single location.
As of June 30, 2025, the carrying value of the right-of-use asset, which is included in property and equipment on the consolidated balance sheets, was approximately $3.6 million. As of June 30, 2025, the carrying value of the lease liability was approximately $6.6 million.
Lease liability is measured at the present value of the remaining lease payments, discounted using the discount rate determined at the lease commencement date.

As of June 30, 2025, the weighted average discount rate applied to the Company’s lease liability was 6.5%, reflective of the Company’s incremental borrowing rate. The determination of the incremental borrowing rate involves judgement, including assumptions about the Company’s credit risk, economic conditions, and the lease-specific circumstances such as lease term and asset class. Changes in these assumptions could have a material impact on the measurement of the Company’s lease liability.
The following table summarizes the total lease and operating expenses for the three-month and six-month periods ended June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
Three Months Ended	$258,381	$235,071
Six Months Ended	$481,836	$436,666
The following table provides a maturity analysis of the Company’s operating lease liability, based on undiscounted cash flows, as of June 30, 2025:

As of June 30, 2025
2025	$389,935
2026	821,231
2027	845,928
2028	871,429
2029	897,430
2030 and Thereafter	5,169,841
Total undiscounted operating lease payments	8,995,794
Less: Imputed interest	(2,415,643)
Present value of operating lease liability	$6,580,151

Note 8 Income Taxes
The Company has determined its interim tax provision projecting an estimated annual effective tax rate.
A reconciliation of the statutory federal tax rate to the Company’s effective income tax rate is as follows:

	Six Months Ended June 30,
	2025	2024
Statutory U.S. federal income tax rate	21.0%	21.0%
State and local income taxes, net of federal benefit	4.8%	4.8%
Internal revenue code section 162 limitations	1.5%	1.4%
Other	0.5%	0.3%
Unconsolidated effective income tax rate	27.8%	27.5%
Impact attributable to redeemable noncontrolling interest(a)	(0.5)%	—%
Effective income tax rate	27.3%	27.5%
(a) The provision for income taxes includes the impact of the operations of the Consolidated Funds, which is not subject to federal income taxes. Accordingly, a portion of the Company’s earnings are not subject to corporate tax levels.
The Company’s actual effective tax rate for the fiscal year ending December 31, 2025 could be materially different from the projected rate as of June 30, 2025.

The net temporary differences incurred to date will reverse in future periods as the Company generates taxable earnings. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets recorded. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2025 and December 31, 2024, no valuation allowance was deemed necessary.
FASB ASC 740, Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company recognizes tax benefits related to positions taken, or expected to be taken, on its tax returns, only if the positions are “more-likely-than-not” sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its financial statements. The Company did not record an accrual for tax-related uncertainties or unrecognized tax positions as of June 30, 2025 or December 31, 2024.
The Company did not recognize any interest and penalties during the six months ended June 30, 2025.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$16,158,428	$8,125,840	$26,531,278	$21,141,773
Less: Net income attributable to redeemable noncontrolling interest	(587,851)	—	(598,438)	—
Net income attributable to common shareholders	$15,570,577	$8,125,840	$25,932,840	$21,141,773

Weighted average number of outstanding shares - Basic	2,719,610	2,769,427	2,734,009	2,793,133
Weighted average number of outstanding shares - Diluted	2,719,610	2,769,427	2,734,009	2,793,133

Earnings per share attributable to common shareholders
Basic	$5.73	$2.93	$9.49	$7.57
Diluted	$5.73	$2.93	$9.49	$7.57

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

Note 11 Subsequent Events
On July 29, 2025, DHIL’s board of directors (“Board”) approved a quarterly cash dividend of $1.50 per share, payable on September 12, 2025, to shareholders of record as of the close of business on August 29, 2025. This dividend is expected to reduce shareholders’ equity by approximately $4.1 million.

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
General
The Company derives its consolidated revenue and net income from investment advisory and fund administration services provided by DHCM. DHCM is a registered investment adviser under the Company Act and is the investment adviser and administrator for the Proprietary Funds. DHCM also provides investment advisory and related services to DHMF as well as SMAs, CITs, other pooled vehicles including sub-advised funds, and model delivery programs.
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
The Company’s revenues are highly dependent on both the value and composition of AUM and AUA. The following is a summary of the Company’s AUM by product and investment strategy, a roll-forward of the change in AUM, and a summary of AUA for the three-month and six-month periods ended June 30, 2025 and 2024:

	Assets Under Management and Assets Under Advisement
	As of June 30,
(in millions, except percentages)	2025	2024	% Change
Proprietary Funds	$19,100	$16,938	13%
Separately managed accounts	5,624	6,657	(16)%
Other pooled vehicles	3,900	3,839	2%
Collective investment trusts	1,447	1,857	(22)%
Total AUM	30,071	29,291	3%
Total AUA	1,788	1,843	(3)%
Total AUM and AUA	$31,859	$31,134	2%

	Assets Under Management by Investment Strategy
	As of June 30,
(in millions, except percentages)	2025	2024	% Change
U.S. Equity
Large Cap	$16,848	$17,917	(6)%
Small-Mid Cap	1,413	2,409	(41)%
Mid Cap	1,036	1,046	(1)%
Select	762	697	9%
Small Cap	230	250	(8)%
Large Cap Concentrated	167	118	42%
Micro Cap	39	23	70%
Total U.S. Equity	20,495	22,460	(9)%

Alternatives
Long-Short	1,941	1,834	6%
Total Alternatives	1,941	1,834	6%

International Equity
International	160	134	19%
Total International Equity	160	134	19%

Fixed Income
Short Duration Securitized Bond	4,353	2,809	55%
Core Fixed Income	2,991	2,039	47%
Securitized Credit	101	—	NM
Long Duration Treasury	25	25	—%
Securitized Total Return	5	—	NM
Total Fixed Income	7,475	4,873	53%

Total All Strategies	30,071	29,301	3%
(Less: Investments in affiliated funds)(a)	—	(10)	NM
Total AUM	30,071	29,291	3%
Total AUA(b)	1,788	1,843	(3)%
Total AUM and AUA	$31,859	$31,134	2%
(a) Certain of the Proprietary Funds own shares of the Diamond Hill Short Duration Securitized Bond Fund. The Company reduces the total AUM of each Proprietary Fund that holds such shares by the AUM of the investments held in this affiliated fund.
(b) AUA is primarily comprised of model portfolio assets related to the Large Cap and Select strategies.

	Change in Assets Under Management
	For the Three Months Ended June 30,
(in millions)	2025	2024
AUM at beginning of period	$29,792	$29,979
Net cash inflows (outflows)
Proprietary Funds	(146)	117
Separately managed accounts	(273)	(185)
Collective investment trusts	(256)	247
Other pooled vehicles	31	50
	(644)	229
Net market appreciation (depreciation) and income	923	(917)
Increase (decrease) during period	279	(688)
AUM at end of period	30,071	29,291
AUA at end of period	1,788	1,843
Total AUM and AUA at end of period	$31,859	$31,134

Average AUM during period	$29,216	$29,206
Average AUA during period	1,758	1,866
Total Average AUM and AUA during period	$30,974	$31,072

	Change in Assets Under Management
	For the Six Months Ended June 30,
(in millions)	2025	2024
AUM at beginning of period	$30,012	$27,418
Net cash inflows (outflows)
Proprietary Funds	241	209
Separately managed accounts	(722)	(347)
Collective investment trusts	(560)	417
Other pooled vehicles	(131)	68
	(1,172)	347
Net market appreciation and income	1,231	1,526
Increase during period	59	1,873
AUM at end of period	30,071	29,291
AUA at end of period	1,788	1,843
Total AUM and AUA at end of period	$31,859	$31,134

Average AUM during period	$29,818	$28,652
Average AUA during period	1,841	1,833
Total Average AUM and AUA during period	$31,659	$30,485

	Net Cash Inflows (Outflows) Further Breakdown
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net cash inflows (outflows)
Equity	$(896)	$(345)	$(2,184)	$(722)
Fixed Income	252	574	1,012	1,069
	$(644)	$229	$(1,172)	$347

Net flows out of the Company’s equity strategies for the three months ended June 30, 2025 were largely driven by flows out of the Large Cap and Small-Mid Cap strategies, which experienced outflows of $0.4 billion and $0.3 billion, respectively. Net flows into the Company’s fixed income strategies were largely driven by flows into the Core Bond and Short Duration strategies, which experienced net inflows of $0.2 billion and $0.1 billion, respectively.
Net flows out of the Company’s equity strategies for the six months ended June 30, 2025 were largely driven by flows out of Large Cap and Small-Mid Cap strategies, which experienced net outflows of $1.6 billion and $0.6 billion, respectively. Net flows into the Company’s fixed income strategies were largely driven by flows into the Short Duration and Core Bond strategies, which experienced net inflows of $0.5 billion and $0.5 billion, respectively.

Consolidated Results of Operations
The following is a table and discussion of the Company’s consolidated results of operations.

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except per share amounts and percentages)	2025	2024	% Change	2025	2024	% Change
Total revenue	$36,026	$36,661	(2)%	$73,142	$72,956	—%
Net operating income	7,765	12,133	(36)%	20,829	20,435	2%
Adjusted net operating income(a)	10,873	11,264	(3)%	23,012	22,756	1%
Investment income (loss), net	14,555	(655)	NM	15,675	8,711	80%
Income tax expense	6,161	3,352	84%	9,972	8,005	25%
Net income attributable to common shareholders	15,571	8,126	92%	25,933	21,142	23%
Earnings per share attributable to common shareholders (diluted)	$5.73	$2.93	96%	$9.49	$7.57	25%
Adjusted earnings per share attributable to common shareholders (diluted)(a)	$2.86	$2.88	(1)%	$6.08	$5.91	3%
Net operating profit margin	22%	33%		28%	28%
Adjusted net operating profit margin(a)	30%	31%		31%	31%

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
Summary Discussion of Consolidated Results of Operations - Three Months Ended June 30, 2025, compared with Three Months Ended June 30, 2024
Revenue for the three months ended June 30, 2025 decreased $0.6 million, or 2%, compared to revenue for the same period in 2024, primarily due to a decrease in the average advisory fee rate from 0.45% for the three months ended June 30, 2024 to 0.44% for the three months ended June 30, 2025. Average AUM and AUA remained relatively consistent period over period, with less than a 1% decrease. Refer to the “Revenue” section below in this “Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further details on the decrease in the average advisory fee rate.

Operating profit margin was 22% for the three months ended June 30, 2025, and 33% for the three months ended June 30, 2024. The decrease in operating profit margin was primarily driven by deferred compensation expense (10% of the 11% margin decline).
Adjusted operating profit margin was 30% for the three months ended June 30, 2025, and 31% for the three months ended June 30, 2024. Adjusted operating profit margin excludes the impact of market movements on the deferred compensation liability and related economic hedges, and the impact of the Consolidated Fund in 2023. Refer to the information under the heading “Non-GAAP Financial Measures and Reconciliation” within this “Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion.
The Company expects that its operating profit margin will fluctuate period over period based on various factors, including revenues, investment results in the strategies the Company manages, employee performance, staffing levels, and gains and losses on investments held in the Deferred Compensation Plans.
The Company had $14.6 million in investment income due to market appreciation for the three months ended June 30, 2025, compared to investment loss of $0.7 million due to market depreciation for the three months ended June 30, 2024.
Income tax expense increased $2.8 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase in income tax expense was primarily due to the increase in the Company’s income before taxes period over period.
The Company generated net income attributable to common shareholders of $15.6 million ($5.73 per diluted share) for the three months ended June 30, 2025, compared with net income attributable to common shareholders of $8.1 million ($2.93 per diluted share) for the same period in 2024. The increase in net income attributable to common shareholders period over period was primarily due to investment income during the three months ended June 30, 2025 compared to investment losses during the three months ended June 30, 2024.
Revenue

	Three Months Ended June 30,
(in thousands, except percentages)	2025	2024	% Change
Investment advisory	$34,068	$34,841	(2)%
Fund administration, net	1,958	1,820	8%
Total	$36,026	$36,661	(2)%
Investment Advisory Fees. Investment advisory fees for the three months ended June 30, 2025 decreased $0.8 million, or 2%, compared to the three months ended June 30, 2024. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates, which vary by investment product. The decrease in investment advisory fees was primarily due to a decrease in the average advisory fee rate from 0.45% to 0.44% period over period. Average AUM and AUA remained relatively consistent period over period, with less than a 1% decrease.
The average advisory fee rate for equity assets remained unchanged at 0.48% for the three months ended June 30, 2024 and the three months ended June 30, 2025, and the average fee rate for fixed income assets increased from 0.30% during the three months ended June 30, 2024 to 0.33% during the three months ended June 30, 2025. The decrease in the total average advisory fee rate was due to growth in the lower fee fixed income assets, which increased from 14% of AUM and AUA during the three months ended June 30, 2024, to 23% during the three months ended June 30, 2025. The average advisory fee rate is calculated by dividing investment advisory revenues by total average AUM and AUA during the period (annualized for all periods less than one year). If the trend in the growth in fixed income assets as a percentage of total assets continues, the total average advisory fee rate could continue to decline.
Fund Administration Fees. Fund administration fees for the three months ended June 30, 2025 increased by $0.1 million compared to the three months ended June 30, 2024. Fund administration fees include administration fees received from the Proprietary Funds, which are calculated as a percentage of the Proprietary Funds’ average AUM. This increase was primarily due to an increase in the Proprietary Funds’ average AUM from the three months ended June 30, 2024 compared to the three months ended June 30, 2025.

Expenses

	Three Months Ended June 30,
(in thousands, except percentages)	2025	2024	% Change
Compensation and related costs, excluding deferred compensation expense (benefit)	$17,685	$18,331	(4)%
Deferred compensation expense (benefit)	3,042	(869)	NM
General and administrative	4,375	4,291	2%
Sales and marketing	2,202	1,892	16%
Fund administration	957	884	8%
Total	$28,261	$24,529	15%
Compensation and Related Costs, Excluding Deferred Compensation Expense (Benefit). Employee compensation and related costs (excluding deferred compensation expense (benefit)) decreased by $0.6 million, or 4%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. This decrease is due to a decrease in incentive compensation of $1.0 million partially offset by an increase in restricted stock expense of $0.3 million and an increase in salary and related benefits of $0.1 million. Employee compensation and related costs (excluding deferred compensation expense (benefit)) as a percentage of total revenue was 49% for the three months ended June 30, 2025, and 50% for the three months ended June 30, 2024.
Deferred Compensation Expense (Benefit). Deferred compensation expense was $3.0 million for the three months ended June 30, 2025, compared to a benefit of $0.9 million for the three months ended June 30, 2024, primarily due to market returns on the Deferred Compensation Plans’ investments period over period.
The gain (loss) on the Deferred Compensation Plans’ investments increases (decreases) deferred compensation expense (benefit) and is included in operating income. Deferred compensation expense (benefit) is offset by an equal amount in investment income (loss) below net operating income on the consolidated statements of income, and thus, has no impact on net income attributable to the Company.

General and Administrative. General and administrative expenses increased by $0.1 million, or 2%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. This increase was driven by a $0.3 million increase in legal expenses, primarily related to future products, and a $0.2 million increase in investment research-related costs, partially offset by a $0.4 million reduction in IT consulting expenses.
Sales and Marketing. Sales and marketing expenses increased by $0.3 million, or 16%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase was due to a $0.2 million increase in advertising and marketing expenses and a $0.1 million increase in payments made to third-party intermediaries as a result of the increase in the Proprietary Funds’ average AUM period over period.
Fund Administration. Fund administration expenses increased by $0.1 million, or 8%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. Fund administration expenses consist of both variable and fixed expenses. The increase was primarily due to the increase in the Proprietary Funds’ average AUM period over period.
Summary Discussion of Consolidated Results of Operations - Six Months Ended June 30, 2025, compared with Six Months Ended June 30, 2024
Revenue for the six months ended June 30, 2025 increased $0.2 million compared to revenue for the same period in 2024, primarily due to a 4% increase in total average AUM and AUA, partially offset by a decrease in the average advisory fee rate from 0.46% for the six months ended June 30, 2024 to 0.44% for the six months ended June 30, 2025. Refer to the “Revenue” section below in this “Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further details on the decrease in the average advisory fee rate.
Operating profit margin was 28% for both the six months ended June 30, 2025, and for the six months ended June 30, 2024, respectively.

Adjusted net operating profit margin was 31% for both the six months ended June 30, 2025, and the six months ended June 30, 2024, respectively. Adjusted net operating profit margin excludes the impact of market movements on the deferred compensation liability and related economic hedges, and the impact of the consolidated Diamond Hill Core Plus Bond Fund in 2025. Refer to the information under the heading “Non-GAAP Financial Measures and Reconciliation” within this “Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion.
The Company expects that its operating profit margin will fluctuate period over period based on various factors, including revenues, investment results in the strategies the Company manages, employee performance, staffing levels, and gains and losses on investments held in the Deferred Compensation Plans.
The Company had $15.7 million in investment income due to an increase in market appreciation for the six months ended June 30, 2025, compared to investment income of $8.7 million for the six months ended June 30, 2024.
Income tax expense increased $2.0 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The increase in income tax expense was primarily due to the increase in the Company’s income before taxes period over period.
The Company generated net income attributable to common shareholders of $25.9 million ($9.49 per diluted share) for the six months ended June 30, 2025, compared with net income attributable to common shareholders of $21.1 million ($7.57 per diluted share) for the same period in 2024. The increase in net income attributable to common shareholders period over period was primarily due to the increase in investment income.
Revenue

	Six Months Ended June 30,
(in thousands, except percentages)	2025	2024	% Change
Investment advisory	$69,377	$69,193	—%
Fund administration, net	3,765	3,763	—%
Total	$73,142	$72,956	—%
Investment Advisory Fees. Investment advisory fees for the six months ended June 30, 2025 increased $0.2 million compared to the six months ended June 30, 2024. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates, which vary by investment product. The increase in investment advisory fees was primarily due to an increase in total average AUM and AUA of 4%, partially offset by a decrease in the average advisory fee rate from 0.46% to 0.44% period over period.
The average advisory fee rate for equity assets remained unchanged at 0.48% during the six months ended June 30, 2024 and the six months ended June 30, 2025, and the average fee rate for fixed income assets increased from 0.30% during the six months ended June 30, 2024 to 0.32% during the six months ended June 30, 2025. The decrease in the total average advisory fee rate was due to growth in the lower fee fixed income assets, which increased from 14% of AUM and AUA during the six months ended June 30, 2024, to 22% during the six months ended June 30, 2025. The average advisory fee rate is calculated by dividing investment advisory revenues by total average AUM and AUA during the period (annualized for all periods less than one year). If the trend in the growth in fixed income assets as a percentage of total assets continues, the total average advisory fee rate could continue to decline.
Fund Administration Fees. Fund administration fees for the six months ended June 30, 2025 remained consistent with the six months ended June 30, 2024. Fund administration fees include administration fees received from the Proprietary Funds, which are calculated as a percentage of the Proprietary Funds’ average AUM.

Expenses

	Six Months Ended June 30,
(in thousands, except percentages)	2025	2024	% Change
Compensation and related costs, excluding deferred compensation expense	$35,892	$36,478	(2)%
Deferred compensation expense	2,077	2,321	NM
General and administrative	8,422	8,432	—%
Sales and marketing	4,017	3,581	12%
Fund administration	1,905	1,709	11%
Total	$52,313	$52,521	—%
Compensation and Related Costs, Excluding Deferred Compensation Expense. Employee compensation and related costs (excluding deferred compensation expense) for the six months ended June 30, 2025 decreased by $0.6 million, compared to the six months ended June 30, 2024. This decrease is due to a decrease in incentive compensation of $1.0 million and a decrease in separation payments of $0.5 million, partially offset by an increase in restricted stock expense of $0.6 million and an increase in salary and related benefits of $0.3 million. Employee compensation and related costs (excluding deferred compensation expense) as a percentage of total revenue was 49% for the six months ended June 30, 2025 and 50% for the six months ended June 30, 2024.
Deferred Compensation Expense. Deferred compensation expense was $2.1 million for the six months ended June 30, 2025, compared to an expense of $2.3 million for the six months ended June 30, 2024, primarily due to market returns on the Deferred Compensation Plans’ investments period over period.
The gain (loss) on the Deferred Compensation Plans’ investments increases (decreases) deferred compensation expense (benefit) and is included in operating income. Deferred compensation expense (benefit) is offset by an equal amount in investment income (loss) below net operating income on the consolidated statements of income, and thus, has no impact on net income attributable to the Company.
General and Administrative. General and administrative expenses were consistent for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024.
Sales and Marketing. Sales and marketing expenses for the six months ended June 30, 2025, increased by $0.4 million, or 12%, compared to the six months ended June 30, 2024. The increase was due mainly to increased payments made to third-party intermediaries as a result of the increase in the Proprietary Funds’ average AUM period over period.
Fund Administration. Fund administration expenses for the six months ended June 30, 2025, increased by $0.2 million, or 11%, compared to the six months ended June 30, 2024. Fund administration expenses consist of both variable and fixed expenses. The increase was primarily due to the increase in the Proprietary Funds’ average AUM period over period.

Liquidity and Capital Resources
Sources of Liquidity
The Company’s current financial condition is liquid, with a significant amount of its assets comprised of cash and cash equivalents, investments, accounts receivable, and other current assets. The Company’s main source of liquidity is cash flows from operating activities, which are generated from investment advisory and fund administration fees. Cash and cash equivalents, investments held directly by DHCM, accounts receivable, and other current assets represented $180.6 million and $187.4 million of total assets as of June 30, 2025 and December 31, 2024, respectively. The Company believes that these sources of liquidity, as well as its continuing cash flows from operating activities, will be sufficient to meet its current and future operating needs.

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

Share Repurchases

DHIL repurchased 84,033 common shares during the six months ended June 30, 2025 for a total of $11.9 million. For additional information on the Company’s repurchase plans, refer to “Part II - Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds” of this Form 10-Q.

Dividends
Subject to Board approval and compliance with applicable law, DHIL expects to pay a regular quarterly dividend of $1.50 per share. A summary of cash dividends paid during the six months ended June 30, 2025, is presented below:

Dividend	Declaration Date	Date Paid	Dividend Amount (in millions)
First quarter - $1.50 per share	February 26, 2025	March 21, 2025	$4.2
Second quarter - $1.50 per share	April 29, 2025	June 13, 2025	4.1
Total			$8.3
On July 29, 2025, the Board approved a regular quarterly dividend for the third quarter of 2025 of $1.50 per share which will be paid on September 12, 2025, to shareholders of record as of the close of business on August 29, 2025. The third quarter dividend is expected to reduce shareholders’ equity by approximately $4.1 million.
Working Capital
As of June 30, 2025, the Company had working capital of approximately $161.6 million, compared to $150.4 million as of December 31, 2024. Working capital includes cash and cash equivalents, accounts receivable, investments, and other current assets of DHCM, net of accounts payable and accrued expenses, accrued incentive compensation, deferred compensation and other current liabilities of DHCM.
Below is a summary of investments as of June 30, 2025 and December 31, 2024.

	As of
	June 30, 2025	December 31, 2024
Corporate Investments:
Diamond Hill International Fund	$39,796,180	$54,887,433
Diamond Hill Core Plus Bond Fund	36,871,745	35,294,858
Diamond Hill Large Cap Concentrated Fund	15,317,030	14,180,828
Diamond Hill Micro Cap Fund, LP	17,049,194	15,978,910
Diamond Hill Securitized Credit Fund	951,538	117,266
Total Corporate Investments	109,985,687	120,459,295
Deferred Compensation Plan Investments in the Funds	38,492,548	39,129,093
Total investments held by DHCM	148,478,235	159,588,388
Redeemable noncontrolling interest in the Consolidated Fund(s)	25,019,038	164,593
Total Investments	$173,497,273	$159,752,981

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
For the six months ended June 30, 2025, net cash used in operating activities totaled $15.7 million. Cash flows used in operating activities were primarily driven by a $17.9 million decrease in the incentive compensation accrual due to the annual incentive compensation payment made in the first quarter of 2025, net investment purchase activity by the Consolidated Funds of $23.1 million, and the cash impact of timing differences in the settlement of other assets and liabilities of $8.5 million. These outflows were partially offset by net income of $26.5 million, and non-cash adjustments added back to net income consisting of share-based compensation of $6.8 million, and depreciation of $0.5 million.
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
Cash flows provided by investing activities totaled $23.9 million for the six months ended June 30, 2025. Cash flows provided by investing activities were driven by proceeds from the sale of Company sponsored investments totaling $29.4 million, partially offset by purchases of Company-sponsored investments of $4.2 million and the purchase of property and equipment of $1.3 million.
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
For the six months ended June 30, 2025, net cash used in financing activities totaled $0.8 million, consisting of cash outflows for repurchases of DHIL’s common shares of $11.9 million, the payment of quarterly dividends totaling $8.2 million, and the value of shares withheld to cover employee tax withholding obligations of $3.6 million. These cash outflows were partially offset by net subscriptions received in the Consolidated Funds from redeemable noncontrolling interest holders of $22.7 million and proceeds received under the ESPP of $0.2 million.
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

Supplemental Consolidated Cash Flow Statement
The following table summarizes the condensed cash flows for the six months ended June 30, 2025, that are attributable to the Company and to the Consolidated Funds, and the related eliminations required in preparing the consolidated statements.

	Six Months Ended June 30, 2025
	Cash flow attributable to Diamond Hill Investment Group, Inc.	Cash flow attributable to Consolidated Funds	Eliminations	As reported on the Consolidated Statement of Cash Flows
Cash flows from operating activities:
Net income	$25,932,840	$2,181,327	$(1,582,889)	$26,531,278
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	475,957	—	—	475,957
Share-based compensation	6,821,340	—	—	6,821,340
Net gains on investments	(13,211,719)	(2,181,327)	725,612	(14,667,434)
Net change in securities held by Consolidated Funds	—	(23,054,688)	—	(23,054,688)
Other changes in assets and liabilities	(12,164,405)	354,707	—	(11,809,698)
Net cash provided by (used in) operating activities	7,854,013	(22,699,981)	(857,277)	(15,703,245)
Net cash provided by investing activities	18,013,334	—	5,902,636	23,915,970
Net cash (used in) provided by financing activities	(23,465,440)	$27,729,981	$(5,045,359)	(780,818)
Net change during the period	2,401,907	5,030,000	—	7,431,907
Cash and cash equivalents at beginning of period	41,624,604	—	—	41,624,604
Cash and cash equivalents at end of period	$44,026,511	5,030,000	—	$49,056,511

Non-GAAP Financial Measures and Reconciliation
As supplemental information, the Company is providing certain financial measures that are based on methodologies other than GAAP (“non-GAAP”). Management believes the non-GAAP financial measures below are useful measures of the Company’s core business activities, are important metrics in estimating the value of an asset management business, and help facilitate comparisons to Company operating performance across periods. These non-GAAP financial measures are presented for supplemental informational purposes only, should not be used as a substitute for financial measures calculated in accordance with GAAP and may be calculated differently from similarly titled non-GAAP measures used by other companies. The following schedules reconcile the differences between financial measures calculated in accordance with GAAP and non-GAAP financial measures for the three-month and six-month periods ended June 30, 2025 and 2024, respectively. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, as well as the Company’s condensed consolidated financial statements and related notes included elsewhere in this report.

	Three Months Ended June 30, 2025
(in thousands, except percentages and per share data)	Total operating expenses	Net operating income	Total non-operating income (loss)	Income tax expense(4)	Net income attributable to common shareholders	Earnings per share attributable to common shareholders - diluted	Net operating profit margin
GAAP Basis	$28,261	$7,765	$14,555	$6,161	$15,571	$5.73	22%
Non-GAAP Adjustments:
Deferred compensation liability(1)	(3,042)	3,042	(3,042)	—	—	—	8%
Consolidated Funds(2)	—	66	(1,168)	(146)	(368)	(0.13)	—
Other investment income(3)	—	—	(10,345)	(2,933)	(7,412)	(2.74)	—
Adjusted Non-GAAP basis	$25,219	$10,873	$—	$3,082	$7,791	$2.86	30%

	Three Months Ended June 30, 2024
(in thousands, except percentages and per share data)	Total operating expenses	Net operating income	Total non-operating income (loss)	Income tax expense(4)	Net income attributable to common shareholders	Earnings per share attributable to common shareholders - diluted	Net operating profit margin
GAAP Basis	$24,529	$12,133	$(655)	$3,352	$8,126	$2.93	33%
Non-GAAP Adjustments:
Deferred compensation liability(1)	869	(869)	869	—	—	—	(2)%
Other investment income(3)	—	—	(214)	(62)	(152)	(0.05)	—
Adjusted Non-GAAP basis	$25,398	$11,264	$—	$3,290	$7,974	$2.88	31%

	Six Months Ended June 30, 2025
(in thousands, except percentages and per share data)	Total operating expenses	Net operating income	Total non-operating income (loss)	Income tax expense(4)	Net income attributable to common shareholders	Earnings per share attributable to common shareholders - diluted	Net operating profit margin
GAAP Basis	$52,313	$20,829	$15,675	$9,972	$25,933	$9.49	28%
Non-GAAP Adjustments:
Deferred compensation liability(1)	(2,077)	2,077	(2,077)	—	—	—	3%
Consolidated Funds(2)	—	106	(2,287)	(440)	(1,143)	(0.42)	—
Other investment income(3)	—	—	(11,311)	(3,141)	(8,170)	(2.99)	—
Adjusted Non-GAAP basis	$50,236	$23,012	$—	$6,391	$16,620	$6.08	31%

	Six Months Ended June 30, 2024
(in thousands, except percentages and per share data)	Total operating expenses	Net operating income	Total non-operating income (loss)	Income tax expense(4)	Net income attributable to common shareholders	Earnings per share attributable to common shareholders - diluted	Net operating profit margin
GAAP Basis	$52,521	$20,435	$8,711	$8,005	$21,142	$7.57	28%
Non-GAAP Adjustments:
Deferred compensation liability (1)	(2,321)	2,321	(2,321)	—	—	—	3%
Other investment income(3)	—	—	(6,390)	(1,757)	(4,633)	(1.66)	—
Adjusted Non-GAAP basis	$50,200	$22,756	$—	$6,248	$16,509	$5.91	31%

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
(2) This non-GAAP adjustment removes the impact that the Consolidated Fund(s) had on the Company’s GAAP consolidated statements of income. Specifically, the Company adds back the operating expenses and subtracts the investment income of the Consolidated Fund(s). The adjustment to net operating income represents the operating expenses of the Consolidated Fund(s), net of the elimination of related management and administrative fees. The adjustment to net income attributable to common shareholders represents the net income of the Consolidated Fund(s), net of redeemable non-controlling interests. The Company believes removing the impact of the Consolidated Fund(s) helps readers understand its core operating results and improves comparability from period to period.
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
(4) The income tax expense impacts were calculated and resulted in the overall non-GAAP effective tax rates of 28.4% for the three months ended June 30, 2025, 29.2% for the three months ended June 30, 2024, 27.8% for the six months ended June 30, 2025, and 27.5% for the six months ended June 30, 2024.

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
There have been no material changes to the Company’s critical accounting estimates during the quarter ended June 30, 2025, as compared to the critical accounting estimates disclosed in “Part II - Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2024 Form 10-K.

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

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Changes to economic conditions and policies in the U.S. and other countries could negatively impact the Company’s business. Recently, the U.S. trade environment has become increasingly uncertain. In some instances, escalated tariff disputes with major trading partners and related uncertainty around future trade policy are contributing to higher import costs, strained export demand, and delayed investments by businesses. These dynamics can slow economic growth and disrupt financial markets in the U.S. and other countries, as evidenced by market volatility following intensified U.S.–China tariff actions. Deteriorating economic conditions or reduced corporate earnings resulting from tariffs and other protectionist policies may lead to broad market declines, lower asset values, and diminished investor confidence. Like other investment managers, DHCM earns fees largely based on the value of assets it manages, so any sustained market downturn or erosion of U.S. asset prices will directly impact DHCM’s fees, and thus, reduce the Company’s revenues and earnings. Furthermore, negative investor sentiment or risk aversion in response to trade tensions could trigger increased redemptions or shifts to other asset classes, compounding the pressure on the Company’s AUM and revenues.

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
During the quarter ended June 30, 2025, DHIL did not sell any common shares that were not registered under the Securities Act. The following table sets forth information regarding repurchases of DHIL common shares during the quarter ended June 30, 2025:

Period	Total Number of Common Shares Purchased (a)	Average Price Paid Per Common Share	Total Number of Common Shares Purchased as part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
April 1, 2025 through April 30, 2025	45,634	$138.92	21,196	$34,997,192
May 1, 2025 through May 31, 2025	37,449	140.62	37,449	29,731,199
June 1, 2025 through June 30, 2025	1,118	141.71	1,118	29,572,767
Total	84,201	$139.71	59,763	$29,572,767

(a)The Company regularly withholds common shares for tax payments due upon the vesting of employee restricted shares. Common shares withheld to cover tax withholding obligations in connection with the vesting of employee restricted shares are treated as common share repurchases for purposes of this table. The common shares withheld are not considered repurchases of DHIL common shares under any authorized common share repurchase plan or program. During the quarter ended June 30, 2025, the Company withheld 24,438 DHIL common shares for employee tax withholding obligations at an average price paid per share of $142.84.
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
During the quarter ended June 30, 2025, no director or officer (as defined under Rule 16a-1 of the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6:	Exhibits

3.1	Amended and Restated Articles of Incorporation of DHIL (incorporated by reference from Exhibit 3.1 to the Annual Report on Form 10-K filed with the SEC on February 29, 2024).

3.2	Amended and Restated Code of Regulations of DHIL (incorporated by reference from Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on April 28, 2017).

10.1*
Amended and Restated Executive Employment Agreement with Heather E. Brilliant dated June 12, 2025 (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 13, 2025).

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
DIAMOND HILL INVESTMENT GROUP, INC.

Date	Title	Signature

July 29, 2025	Chief Executive Officer and President (Principal Executive Officer)	/s/ Heather E. Brilliant
Heather E. Brilliant

July 29, 2025	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	/s/ Thomas E. Line
Thomas E. Line