Form 10-Q
period 2025-09-30
DIAMOND HILL INVESTMENT GROUP INC
filed 2025-10-30
CIK 909108

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

As of October 30, 2025, the registrant had 2,705,296 outstanding common shares.

DIAMOND HILL INVESTMENT GROUP, INC.

PART I: FINANCIAL INFORMATION

ITEM 1: Financial Statements

Diamond Hill Investment Group, Inc.

Consolidated Balance Sheets

	9/30/25	12/31/2024
	(Unaudited)
ASSETS
Cash and cash equivalents	$43,019,333	$41,624,604
Investments	174,691,493	159,752,981
Accounts receivable	19,157,138	20,205,678
Prepaid expenses	3,515,220	3,694,019
Income taxes receivable	—	1,550,718
Property and equipment, net of depreciation	9,692,874	8,380,594
Deferred taxes	6,191,252	9,918,056
Total assets	$256,267,310	$245,126,650
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$7,577,132	$5,599,931
Accrued incentive compensation	20,538,686	31,500,000
Income taxes payable	149,218	—
Lease liability	6,495,725	6,335,490
Deferred compensation	40,544,053	39,129,093
Total liabilities	75,304,814	82,564,514
Redeemable noncontrolling interest	17,540	246,008
Permanent Shareholders’ Equity
Common shares, no par value: 7,000,000 shares authorized; 2,723,160 issued and outstanding at September 30, 2025 (inclusive of 275,933 unvested shares); 2,670,469 issued and outstanding at December 31, 2024 (inclusive of 173,120 unvested shares)	51,380,481	28,478,515
Preferred shares, undesignated: 1,000,000 shares authorized and unissued	—	—
Deferred equity compensation	(32,762,540)	(15,833,657)
Retained earnings	162,327,015	149,671,270
Total permanent shareholders’ equity	180,944,956	162,316,128
Total liabilities and shareholders’ equity	$256,267,310	$245,126,650

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.

Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUES:
Investment advisory	$35,622,688	$37,229,875	$104,999,365	$106,422,793
Fund administration, net	1,779,831	1,788,357	5,545,295	5,551,702
Total revenue	37,402,519	39,018,232	110,544,660	111,974,495
OPERATING EXPENSES:
Compensation and related costs, excluding deferred compensation expense	18,352,666	19,509,116	54,244,542	55,987,247
Deferred compensation expense	2,051,506	2,250,168	4,128,757	4,571,396
General and administrative	4,260,521	4,323,863	12,682,163	12,755,373
Sales and marketing	2,000,537	1,841,064	6,017,628	5,421,578
Fund administration	1,008,784	876,550	2,914,102	2,585,993
Total operating expenses	27,674,014	28,800,761	79,987,192	81,321,587
NET OPERATING INCOME	9,728,505	10,217,471	30,557,468	30,652,908
NON-OPERATING INCOME
Investment income, net	8,493,730	9,668,961	24,168,384	18,380,048
Total non-operating income	8,493,730	9,668,961	24,168,384	18,380,048
NET INCOME BEFORE TAXES	18,222,235	19,886,432	54,725,852	49,032,956
Income tax expense	(4,656,802)	(5,241,839)	(14,629,141)	(13,246,590)
NET INCOME	13,565,433	14,644,593	40,096,711	35,786,366
Net income attributable to redeemable noncontrolling interest	(14,822)	—	(613,260)	—
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$13,550,611	$14,644,593	$39,483,451	$35,786,366
Earnings per share attributable to common shareholders
Basic	$4.99	$5.35	$14.47	$12.90
Diluted	$4.99	$5.35	$14.47	$12.90
Weighted average shares outstanding
Basic	2,718,171	2,738,588	2,728,671	2,774,819
Diluted	2,718,171	2,738,588	2,728,671	2,774,819

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.

Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest (unaudited)

	Three Months Ended September 30, 2025
	Shares Outstanding	Common Shares	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at June 30, 2025	2,729,994	$49,809,544	$(33,691,426)	$155,465,273	$171,583,391	$23,529,068
Issuance of restricted share grants	22,071	3,090,161	(3,090,161)	—	—	—
Amortization of restricted share grants	—	—	3,048,787	—	3,048,787	—
Issuance of common shares related to employee stock purchase plan	79	11,060	—	—	11,060	—
Shares withheld related to employee tax withholding	(3,854)	(560,024)	—	—	(560,024)	—
Forfeiture of restricted stock grants	(6,259)	(970,260)	970,260	—	—	—
Repurchase of common shares	(18,871)	—	—	(2,615,863)	(2,615,863)	—
Cash dividends paid	—	—	—	(4,073,006)	(4,073,006)	—
Net income	—	—	—	13,550,611	13,550,611	14,822
Net deconsolidations of Company sponsored investments	—	—	—	—	—	(23,529,068)
Net subscriptions of Consolidated Funds	—	—	—	—	—	2,718
Balance at September 30, 2025	2,723,160	$51,380,481	$(32,762,540)	$162,327,015	$180,944,956	$17,540

	Three Months Ended September 30, 2024
	Shares Outstanding	Common Shares	Deferred Equity Compensation	Retained Earnings	Total
Balance at June 30, 2024	2,751,331	$29,441,464	$(20,686,099)	$147,780,950	$156,536,315
Issuance of restricted share grants	9,223	1,490,529	(1,490,529)	—	—
Amortization of restricted share grants	—	—	2,748,648	—	2,748,648
Issuance of common shares related to employee stock purchase plan	433	69,976	—	—	69,976
Shares withheld related to employee tax withholding	(308)	(43,351)	—	—	(43,351)
Forfeiture of restricted share grants	(5,372)	(906,765)	906,765	—	—
Repurchase of common shares (inclusive of accrued excise tax of $32,248)	(22,376)	—	—	(3,370,153)	(3,370,153)
Cash dividends paid	—	—	—	(4,092,983)	(4,092,983)
Net income	—	—	—	14,644,593	14,644,593
Balance at September 30, 2024	2,732,931	$30,051,853	$(18,521,215)	$154,962,407	$166,493,045

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.

Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest (unaudited)

	Nine Months Ended September 30, 2025
	Shares Outstanding	Common Shares	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at December 31, 2024	2,670,469	$28,478,515	$(15,833,657)	$149,671,270	$162,316,128	$246,008
Issuance of restricted share grants	190,082	27,928,035	(27,928,035)	—	—	—
Amortization of restricted share grants	—	—	9,831,562	—	9,831,562	—
Issuance of common shares related to employee stock purchase plan	1,877	268,114	—	—	268,114	—
Shares withheld related to employee tax withholding	(28,781)	(4,126,593)	—	—	(4,126,593)	—
Forfeiture of restricted share grants	(7,583)	(1,167,590)	1,167,590	—	—	—
Repurchase of common shares (inclusive of accrued excise tax of $88,734)	(102,904)	—	—	(14,521,137)	(14,521,137)	—
Cash dividends paid	—	—	—	(12,306,569)	(12,306,569)	—
Net income	—	—	—	39,483,451	39,483,451	613,260
Net deconsolidations of Company sponsored investments	—	—	—	—	—	(23,529,068)
Net subscriptions of Consolidated Funds	—	—	—	—	—	22,687,340
Balance at September 30, 2025	2,723,160	$51,380,481	$(32,762,540)	$162,327,015	$180,944,956	$17,540

	Nine Months Ended September 30, 2024
	Shares Outstanding	Common Shares	Deferred Equity Compensation	Retained Earnings	Total
Balance at December 31, 2023	2,823,076	$22,164,410	$(15,392,418)	$153,544,816	$160,316,808
Issuance of restricted share grants	86,279	13,309,354	(13,309,354)	—	—
Amortization of restricted share grants	—	—	8,971,076	—	8,971,076
Issuance of common shares related to employee stock purchase plan	2,408	370,612	—	—	370,612
Shares withheld related to employee tax withholding	(29,282)	(4,583,042)	—	—	(4,583,042)
Forfeiture of restricted share grants	(7,125)	(1,209,481)	1,209,481	—	—
Repurchase of common shares (inclusive of accrued excise tax of $194,338)	(142,425)	—	—	(21,895,539)	(21,895,539)
Cash dividends paid	—	—	—	(12,473,236)	(12,473,236)
Net income	—	—	—	35,786,366	35,786,366
Balance at September 30, 2024	2,732,931	$30,051,853	$(18,521,215)	$154,962,407	$166,493,045

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,096,711	$35,786,366
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	822,908	934,742
Share-based compensation	9,871,786	9,026,666
Decrease (increase) in accounts receivable	1,837,920	(2,759,125)
Change in current income taxes	1,699,936	(1,000,345)
Change in deferred income taxes	3,726,804	2,944,390
Net gain on investments	(21,495,574)	(15,658,032)
Net change in securities held by Consolidated Funds	(53,078,436)	—
Decrease in accrued incentive compensation	(10,961,314)	(6,835,102)
Increase in deferred compensation	1,414,960	2,837,692
Other changes in assets and liabilities	2,672,374	162,487
Net cash (used in) provided by operating activities	(23,391,925)	25,439,739
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,891,892)	(406,400)
Purchase of Company sponsored investments	(6,374,945)	(10,451,525)
Proceeds from sale of Company sponsored investments	41,071,083	10,584,536
Net cash provided by (used in) investing activities	32,804,246	(273,389)
CASH FLOWS FROM FINANCING ACTIVITIES:
Value of shares withheld related to employee tax withholding obligations	(4,126,593)	(4,583,042)
Payment of dividends	(12,306,569)	(12,473,236)
Redemptions of redeemable noncontrolling interest holders	(55,009)	—
Subscriptions received from redeemable noncontrolling interest holders	22,742,349	—
Repurchases of common shares	(14,499,660)	(21,701,201)
Proceeds received under employee stock purchase plan	227,890	315,022
Net cash used in financing activities	(8,017,592)	(38,442,457)
CASH AND CASH EQUIVALENTS
Net change during the period	1,394,729	(13,276,107)
At beginning of period	41,624,604	46,991,879
At end of period	$43,019,333	$33,715,772
Supplemental information related to cash activities:
Income taxes paid	$9,202,401	$11,302,545
Supplemental information related to non-cash activities
Operating lease right-of-use asset addition, net of lease incentive	$207,227	$3,173,981
Lease incentives included in property and equipment	$174,675	$2,837,175

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

DHCM is a registered investment adviser. DHCM is the investment adviser and administrator for the Diamond Hill Funds, a series of funds (each a “Diamond Hill Fund”, and collectively, the “Diamond Hill Funds”), including open-end mutual funds and the Diamond Hill Large Cap Concentrated ETF, an exchange-traded fund (“ETF”), the Diamond Hill Securitized Credit Fund, a closed-end registered investment company (“DHSC,” and together with the Diamond Hill Funds, the “Proprietary Funds”). DHCM also provides investment advisory and related services to the Diamond Hill Micro Cap Fund, LP (“DHMF”), a private fund, as well as separately managed accounts (“SMAs”), collective investment trusts (“CITs”), other pooled vehicles including sub-advised funds, and model delivery programs.

Note 2 Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, condensed, and consolidated financial statements of the Company as of September 30, 2025 and December 31, 2024, and for the three- and nine months ended September 30, 2025 and 2024, have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”), the instructions to Form 10-Q, and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, the accompanying financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management (“management”), all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the financial condition and results of operations as of the dates, and for the interim periods, presented, have been included. The accompanying unaudited, condensed, and consolidated financial statements and these footnotes should be read in conjunction with the audited consolidated financial statements of the Company included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”), as filed with the SEC.

Operating results for the three- and nine months ended September 30, 2025 and 2024 are not necessarily indicative of the results the Company may expect for any fiscal quarter, the full fiscal year ending December 31, 2025, or any subsequent period.

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

Principles of Consolidation

The accompanying unaudited, condensed, and consolidated financial statements include the operations of DHIL and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

DHCM holds certain investments in the Proprietary Funds and DHMF for general corporate investment purposes, to provide seed capital for newly formed strategies, or to add capital to existing strategies. The Diamond Hill Funds are organized in a series fund structure in which there are multiple mutual funds and an ETF within one trust (the “Trust”). The Trust is an open-end investment company registered under the Investment Company Act of 1940, as amended (“Company Act”). Each individual Diamond Hill Fund represents a separate share class of a legal entity organized under the Trust. DHSC is organized as a Delaware statutory trust and is a closed-end investment company registered under the Company Act. DHMF is organized as a Delaware limited partnership and is exempt from registration under the Company Act.

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

The Company performs its consolidation analysis at the individual fund level and has concluded that the Proprietary Funds are VREs because the structure of the Proprietary Funds is such that the shareholders are deemed to have the power through voting rights to direct the activities that most significantly impact each Proprietary Fund’s economic performance. The Proprietary Funds are consolidated if DHIL ownership, directly or indirectly, represents a majority interest (greater than 50%). The Company records redeemable noncontrolling interests in consolidated investments for which the Company’s ownership is less than 100%. As of December 31, 2024 the Company consolidated the Diamond Hill Core Plus Bond Fund. As of September 30, 2025, as well as during the three-and nine-month periods ended September 30, 2025, the Company consolidated the Diamond Hill Securitized Total Return Fund. The Company consolidated the Diamond Hill Core Plus Bond Fund for the six-months ended June 30, 2025 and, effective July 1, 2025, deconsolidated the fund as the Company’s ownership dropped below 50%. As of and for the three-and nine-month periods ended September 30, 2024, the Company had not consolidated any of the Proprietary Funds. Any Proprietary Fund(s) consolidated during the applicable periods are referred to as the “Consolidated Fund(s)”.

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

Redeemable Noncontrolling Interest

Redeemable noncontrolling interest represents third-party interests in the Consolidated Funds. This interest is redeemable at the option of the investors, and therefore, is not treated as permanent equity. Redeemable noncontrolling interest is recorded at redemption value, which approximates the fair value in each reporting period.

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

For information regarding how the Company generates revenue, and its revenues by source, refer to “Revenue Recognition - General” in this Note 2. Substantially all of the Company’s revenue is generated from clients in the U.S., and all long-lived assets are located in the U.S. No single client accounted for more than 10% of the Company’s total revenue during the periods presented.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and money market mutual funds held by DHCM. The Company considers all highly liquid temporary cash instruments with an original maturity of three months or less to be cash equivalents. The Company places its cash on deposit with U.S. financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company’s credit risk in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amount on deposit. Management monitors the financial institutions’ creditworthiness in conjunction with balances on deposit to minimize risk. The Company has amounts on deposit in excess of the insured limits. As of September 30, 2025, the Company had $1.0 million and $42.0 million in demand deposits and money market mutual funds, respectively. As of December 31, 2024, the Company had $1.3 million and $40.3 million in demand deposits and money market mutual funds, respectively.

Accounts Receivable

The Company records accounts receivable when they are due and presents them on the balance sheet net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of the individual or entity that owes the receivable. No allowance for doubtful accounts was deemed necessary at either September 30, 2025 or December 31, 2024. Accounts receivable from the Proprietary Funds were $10.5 million as of September 30, 2025 and $10.3 million as of December 31, 2024.

Investments

Management determines the appropriate classification of the Company’s investments at the time of purchase and re-evaluates its determination each reporting period.

Company sponsored investments, where the Company has neither the control nor the ability to exercise significant influence, as well as securities held in the Consolidated Funds are measured at fair value based on quoted market prices. Unrealized gains and losses are recorded as investment income in the Company’s consolidated statements of income.

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

Property and equipment is tested for impairment when there is an indication that the carrying amount of an asset may not be recoverable. When an asset is determined to not be recoverable, the impairment loss is measured based on the excess (if any) of the carrying value of the asset over its fair value.

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

Revenue from contracts with clients that was earned during the three months ended September 30, 2025 and 2024, include:

	Three Months Ended September 30, 2025
	Investment advisory	Fund administration, net	Total revenue
Proprietary Funds	$24,861,364	$1,779,831	$26,641,195
SMAs	5,362,198	—	5,362,198
Other pooled vehicles	2,799,253	—	2,799,253
Model delivery	1,334,421	—	1,334,421
CITs	1,265,452	—	1,265,452
	$35,622,688	$1,779,831	$37,402,519

	Three Months Ended September 30, 2024
	Investment advisory	Fund administration, net	Total revenue
Proprietary Funds	$23,595,204	$1,788,357	$25,383,561
SMAs	7,585,790	—	7,585,790
Other pooled vehicles	2,878,015	—	2,878,015
CITs	1,839,850	—	1,839,850
Model delivery	1,331,016	—	1,331,016
	$37,229,875	$1,788,357	$39,018,232

Revenue from contracts with clients that was earned during the nine months ended September 30, 2025 and 2024, include:

	Nine Months Ended September 30, 2025
	Investment advisory	Fund administration, net	Total revenue
Proprietary Funds	$71,722,107	$5,545,295	$77,267,402
SMAs	16,689,926	—	16,689,926
Other pooled vehicles	8,240,390	—	8,240,390
CITs	4,267,032	—	4,267,032
Model delivery	4,079,910	—	4,079,910
	$104,999,365	$5,545,295	$110,544,660

	Nine Months Ended September 30, 2024
	Investment advisory	Fund administration, net	Total revenue
Proprietary Funds	$68,249,762	$5,551,702	$73,801,464
SMAs	20,970,918	—	20,970,918
Other pooled vehicles	8,522,431	—	8,522,431
CITs	4,805,245	—	4,805,245
Model delivery	3,874,437	—	3,874,437
	$106,422,793	$5,551,702	$111,974,495

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

Revenue Recognition – Fund Administration

DHCM has administrative and transfer agency services agreements with the Diamond Hill Funds and DHSC and an administrative services agreement with the Diamond Hill Large Cap Concentrated ETF under which DHCM performs certain services for each Proprietary Fund (collectively, the “Administration Agreements”). These services include performance obligations, such as fund administration, fund accounting, transfer agency (except for the Diamond Hill Large Cap Concentrated ETF), and other related functions. These services are performed concurrently under the Administration Agreements. DHCM satisfies all performance obligations to provide these administrative services over time, and the Company recognizes the related revenue as time progresses. Each Proprietary Fund pays DHCM a fee for performing these services, which is calculated using an annual rate multiplied by the average daily net assets of each respective fund share class. These fees are thereby constrained and represent variable consideration, and are excluded from revenue until the AUM on which DHCM bills the Proprietary Funds is no longer subject to market fluctuations.

The Proprietary Funds have selected and contractually engaged certain vendors to fulfill various services to benefit the Proprietary Funds’ shareholders or to satisfy regulatory requirements of the Proprietary Funds. These services include, among others, required shareholder mailings, federal and state registrations, and legal and audit services. In fulfilling a portion of its role under the Administration Agreements, DHCM acts as agent and pays for these services on behalf of the Proprietary Funds. Each vendor is independently responsible for fulfillment of the services it has been engaged to provide and negotiates its fees and terms directly with the Proprietary Funds’ officers and respective boards of trustees. Each year, the Proprietary Funds’ respective boards of trustees review the fee that each fund pays to DHCM, and specifically considers the contractual expenses that DHCM pays on behalf of the Proprietary Funds. As a result, DHCM is not involved in the delivery or pricing of these services, and bears no risk related to these services. Revenue has been recorded net of these fund-related expenses.

Fund administration gross and net revenue are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fund administration:
Administration revenue, gross	$7,149,254	$6,402,818	$20,456,641	$18,051,623
Fund related expense	(5,369,423)	(4,614,461)	(14,911,346)	(12,499,921)
Fund administration revenue, net	$1,779,831	$1,788,357	$5,545,295	$5,551,702

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBB Act”), encompassing a wide array of tax reform measures, was enacted in the U.S. The Company is evaluating the impact of the OBBB Act and currently anticipates that it will not significantly affect the Company’s projected annual effective tax rate for 2025.

Earnings Per Share

Basic and diluted earnings per share (“EPS”) are computed by dividing net income attributable to common shareholders by the weighted average number of DHIL common shares outstanding for the period, which includes unvested restricted shares. See Note 9.

Recently Adopted Accounting Guidance

The Company did not adopt any new accounting guidance during the nine months ended September 30, 2025, that had a material effect on its financial position or results of operations.

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

Note 3 Investments

The following table summarizes the carrying value of the Company’s investments as of September 30, 2025 and December 31, 2024:

	As of
	September 30, 2025	December 31, 2024
Fair value investments:
Securities held in Consolidated Funds(a)	$30,909,036	$35,583,162
Company-sponsored investments	30,709,147	30,146,571
Company-sponsored equity method investments	113,073,310	94,023,248
Total Investments	$174,691,493	$159,752,981

(a) Of the securities held in the Consolidated Funds as of September 30, 2025, DHCM held $30.9 million and non-controlling shareholders held less than $0.1 million. Of the securities held in the Consolidated Fund as of December 31, 2024, DHCM held $35.4 million and non-controlling shareholders held $0.2 million.

As of September 30, 2025 the Company consolidated the Diamond Hill Securitized Total Return Fund. As of December 31, 2024, the Company consolidated the Diamond Hill Core Plus Bond Fund.

The components of net investment income (loss), net are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Realized gains	$4,018,635	$70,138	$8,056,139	$1,080,393
Change in unrealized	3,079,834	8,620,510	12,686,379	14,579,579
Dividends	1,113,959	997,553	2,036,620	2,773,166
Interest income	296,646	—	1,427,991	—
Other	(15,344)	(19,240)	(38,745)	(53,090)
Investment income, net	$8,493,730	$9,668,961	$24,168,384	$18,380,048

Company-Sponsored Equity Method Investments

As of September 30, 2025, the Company’s equity method investments consisted of DHMF, the Diamond Hill International Fund, the Diamond Hill Core Plus Bond Fund, and the Diamond Hill Large Cap Concentrated ETF. The Company’s ownership percentage in these investments was 81%, 22%, 40%, and 45%, respectively. The Company’s ownership in DHMF, the Diamond Hill International Fund, the Diamond Hill Core Plus Bond Fund, and the Diamond Hill Large Cap Concentrated ETF includes $10.8 million of investments held in the Deferred Compensation Plans (as defined in Note 6).

The following table includes the condensed summary financial information from the Company’s equity method investments as of, and for the three-and nine-month periods ended September 30, 2025:

As of
September 30, 2025
Total assets	$334,429,914
Total liabilities	13,074,549
Net assets	321,355,365
DHCM’s portion of net assets	$113,073,310

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2025	September 30, 2025
Investment income	$1,560,446	$4,924,683
Expenses	325,863	1,332,933
Net realized gains	5,962,596	14,978,089
Change in unrealized	8,433,250	26,453,698
Net income	15,630,429	45,023,537
DHCM’s portion of net income	$6,272,816	$17,756,125

The Company’s investments as of September 30, 2025 include its interest in DHMF, an unconsolidated VIE, as the Company is not deemed the primary beneficiary. The Company’s maximum risk of loss related to its involvement with DHMF is limited to the carrying value of its investment, which was $23.7 million as of September 30, 2025.

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

The following table summarizes investments that are recognized in the Company’s consolidated balance sheet using fair value measurements (excluding investments classified as equity method investments) determined based upon the differing levels as of September 30, 2025:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$42,044,852	—	—	$42,044,852
Fair value investments:
Securities held in Consolidated Funds(a)	$167,125	$30,741,911	—	$30,909,036
Company-sponsored investments	$30,709,147	—	—	$30,709,147

(a) Of the securities held in the Consolidated Funds as of September 30, 2025, DHCM directly held $30.9 million and non-controlling shareholders held less than $0.1 million.

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

The Company did not borrow under the Credit Agreement during the nine months ended September 30, 2025, and no borrowings were outstanding as of September 30, 2025.

Note 6 Compensation Plans

Share-Based Payment Transactions

The Company maintains the shareholder-approved Diamond Hill Investment Group, Inc. 2025 Equity and Cash Incentive Plan (the “2025 Plan”) which authorizes the issuance of 225,000 DHIL common shares in various forms of equity awards. As of September 30, 2025, there were 162,151 DHIL common shares available for grants under the 2025 Plan. Previously, the Company issued equity awards under the Diamond Hill Investment Group, Inc. 2022 Equity and Cash Incentive Plan (“2022 Plan”) and the Diamond Hill Investment Group, Inc. 2014 Equity and Cash Incentive Plan (“2014 Plan”). There are no longer any DHIL common shares available for issuance under the 2022 and 2014 Plans, although certain grants previously made under the 2022 and 2014 Plans remain issued and outstanding.

Restricted share grants represent DHIL common shares issued and outstanding upon grant that remain subject to restrictions until specified vesting conditions are satisfied. The Company issues to all new Company employees upon hire restricted shares, and may issue additional restricted shares to certain key employees from time to time, that cliff vest after five years. In the first quarter of each year, the Company also issues to certain key employees restricted shares that vest ratably on an annual basis over three years.

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

The following table represents a roll-forward of outstanding restricted shares and related activity for the nine months ended September 30, 2025:

	Shares	Weighted-Average Grant Date Price per Share
Outstanding Restricted Shares as of December 31, 2024	173,120	$160.77
Grants issued	190,082	146.93
Grants vested	(79,686)	158.13
Grants forfeited	(7,583)	153.97
Outstanding Restricted Shares as of September 30, 2025	275,933	$152.18

Total deferred equity compensation related to unvested restricted shares was $32.8 million as of September 30, 2025. The recognition of compensation expense related to deferred compensation over the remaining vesting periods is as follows:

Three Months Remaining In
2025	2026	2027	2028	2029	Thereafter	Total
$3,517,421	$11,554,267	$8,179,887	$4,887,532	$3,745,972	$877,461	$32,762,540

Employee Stock Purchase Plan

Under the Diamond Hill Investment Group, Inc. Employee Stock Purchase Plan (the “ESPP”), eligible employees may purchase DHIL common shares at 85% of the fair market value on the last day of each offering period. Each offering period is approximately three months, which coincides with the Company’s fiscal quarters. During the nine-month period ended September 30, 2025, ESPP participants purchased 1,877 DHIL common shares for $0.2 million, and the Company recorded $0.1 million of share-based payment expense related to the discount to fair market value for these purchases. During the nine-month period ended September 30, 2024, ESPP participants purchased 2,408 DHIL common shares for $0.3 million and the Company recorded $0.1 million of share-based payment expense related to these purchases.

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

Deferred Compensation Plans

The Company sponsors the Diamond Hill Fixed Term Deferred Compensation Plan and the Diamond Hill Variable Term Deferred Compensation Plan (together, the “Deferred Compensation Plans”). Under the Deferred Compensation Plans, participants may elect to voluntarily defer, for a minimum of five years (subject to an earlier distribution in the case of the participant’s death or disability or a change in control of DHIL), certain incentive compensation that the Company then contributes into the Deferred Compensation Plans. Participants are responsible for designating investment options for the assets they contribute, and the distribution paid to each participant reflects any gains or losses on the assets realized in connection with the Deferred Compensation Plans. Assets held in the Deferred Compensation Plans are included in the Company’s investment portfolio, and the associated obligation to participants is included in deferred compensation liability. Deferred compensation liability was $40.5 million and $39.1 million as of September 30, 2025 and December 31, 2024, respectively.

Note 7 Operating Lease

On July 31, 2024, the Company entered into a 10-year extension of its lease through March 31, 2035, for office space of approximately 40,158 square feet at a single location.

As of September 30, 2025, the carrying value of the right-of-use asset, which is included in property and equipment on the consolidated balance sheets, was approximately $3.5 million. As of September 30, 2025, the carrying value of the lease liability was approximately $6.5 million.

Lease liability is measured at the present value of the remaining lease payments, discounted using the discount rate determined at the lease commencement date.

As of September 30, 2025, the weighted average discount rate applied to the Company’s lease liability was 6.5%, reflective of the Company’s incremental borrowing rate. The determination of the incremental borrowing rate involves judgment, including assumptions about the Company’s credit risk, economic conditions, and the lease-specific circumstances such as lease term and asset class. Changes in these assumptions could have a material impact on the measurement of the Company’s lease liability.

The following table summarizes the total lease and operating expenses for the three-and nine-month periods ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Three Months Ended	$261,653	$246,089
Nine Months Ended	$743,489	$682,755

The following table provides a maturity analysis of the Company’s operating lease liability, based on undiscounted cash flows, as of September 30, 2025:

As of September 30, 2025
2025	$200,790
2026	821,231
2027	845,928
2028	871,429
2029	897,430
2030 and Thereafter	5,169,841
Total undiscounted operating lease payments	8,806,649
Less: Imputed interest	(2,310,924)
Present value of operating lease liability	$6,495,725

Note 8 Income Taxes

The Company has determined its interim tax provision projecting an estimated annual effective tax rate.

A reconciliation of the statutory federal tax rate to the Company’s effective income tax rate is as follows:

	Nine Months Ended September 30,
	2025	2024
Statutory U.S. federal income tax rate	21.0%	21.0%
State and local income taxes, net of federal benefit	4.7%	4.8%
Internal revenue code section 162 limitations	1.3%	1.2%
Other	—	—
Unconsolidated effective income tax rate	27.0%	27.0%
Impact attributable to redeemable noncontrolling interest(a)	(0.3%)	—%
Effective income tax rate	26.7%	27.0%

(a) The provision for income taxes includes the impact of the operations of the Consolidated Funds, which is not subject to federal income taxes. Accordingly, a portion of the Company’s earnings are not subject to corporate tax levels.

The Company’s actual effective tax rate for the fiscal year ending December 31, 2025 could be materially different from the projected rate as of September 30, 2025.

The net temporary differences incurred to date will reverse in future periods as the Company generates taxable earnings. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets recorded. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2025 and December 31, 2024, no valuation allowance was deemed necessary.

FASB ASC 740, Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company recognizes tax benefits related to positions taken, or expected to be taken, on its tax returns, only if the positions are “more-likely-than-not” sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its financial statements. The Company did not record an accrual for tax-related uncertainties or unrecognized tax positions as of September 30, 2025 or December 31, 2024.

The Company did not recognize any interest and penalties during the nine months ended September 30, 2025.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$13,565,433	$14,644,593	$40,096,711	$35,786,366
Less: Net income attributable to redeemable noncontrolling interest	(14,822)	—	(613,260)	—
Net income attributable to common shareholders	$13,550,611	$14,644,593	$39,483,451	$35,786,366

Weighted average number of outstanding shares - Basic	2,718,171	2,738,588	2,728,671	2,774,819
Weighted average number of outstanding shares - Diluted	2,718,171	2,738,588	2,728,671	2,774,819

Earnings per share attributable to common shareholders
Basic	$4.99	$5.35	$14.47	$12.90
Diluted	$4.99	$5.35	$14.47	$12.90

Note 10 Commitments and Contingencies

The Company indemnifies its directors and executive and corporate officers for certain liabilities that may arise from the performance of their duties to the Company. The Company is not aware of any active claims under these indemnification arrangements. From time to time, the Company may be involved in legal matters incidental to its business. There are currently no such legal matters pending that the Company believes will have a material adverse effect on its consolidated financial statements. However, litigation involves an element of uncertainty, and future developments could cause legal actions or claims to have a material adverse effect on the Company’s financial condition, results of operations, and/or liquidity.

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

Note 11 Subsequent Events

The Company’s board of directors approved the payment of a regular quarterly cash dividend of $1.50 per common share.

The board of directors also approved a special dividend of $4.00 per share. Both the fourth quarter regular dividend and the special dividend will be paid on December 5, 2025, to the Company’s shareholders of record as of the close of business on November 21, 2025. The Company expects 100% of the distributions to be classified as qualified dividends. The dividends are expected to reduce shareholders' equity by approximately $14.9 million.

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

Factors that may cause the Company’s actual results or experiences to differ materially from results discussed in forward-looking statements include, but are not limited to: (i) any reduction in the Company’s AUM or AUA; (ii) withdrawal, renegotiation, or termination of investment advisory agreements; (iii) damage to the Company’s reputation; (iv) failure to comply with investment guidelines or other contractual requirements; (v) challenges from the competition the Company faces in its business; (vi) challenges from industry trends towards lower fee strategies and model portfolio arrangements; (vii) adverse regulatory and legal developments; (viii) unfavorable changes in tax laws or limitations; (ix) interruptions in or failure to provide critical technological service by the Company or third parties; (x) adverse civil litigation and government investigations or proceedings; (xi) failure to adapt to or successfully incorporate technological changes, such as artificial intelligence, into the Company’s business; (xii) risk of loss on the Company’s investments; (xiii) lack of sufficient capital on satisfactory terms; (xiv) losses or costs not covered by insurance; (xv) a decline in the performance of the Company’s products; (xvi) changes in interest rates and inflation; (xvii) changes in national and local economic and political conditions; (xviii) the continuing economic uncertainty in various parts of the world; (xix) the effects of pandemics and the actions taken in connection therewith; (xx) political uncertainty caused by, among other things, political parties, economic nationalist sentiments, tensions surrounding the current socioeconomic landscape; (xxi) changes in trade policy, including new tariffs and retaliatory measures, by the U.S. and other countries; and (xxii), other risks identified from time to time in the Company’s public documents on file with the SEC.

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

The Company’s revenues are highly dependent on both the value and composition of AUM and AUA. The following is a summary of the Company’s AUM by product and investment strategy, a roll-forward of the change in AUM, and a summary of AUA for the three-and nine-month periods ended September 30, 2025 and 2024:

	Assets Under Management and Assets Under Advisement
	As of September 30,
(in millions, except percentages)	2025	2024	% Change
Proprietary Funds	$19,588	$18,416	6%
Separately managed accounts	5,437	6,841	(21)%
Other pooled vehicles	3,872	4,040	(4)%
Collective investment trusts	1,686	1,978	(15)%
Total AUM	30,583	31,275	(2)%
Total AUA	1,828	1,957	(7)%
Total AUM and AUA	$32,411	$33,232	(2)%

	Assets Under Management by Investment Strategy
	As of September 30,
(in millions, except percentages)	2025	2024	% Change
U.S. Equity
Large Cap	$16,175	$19,065	(15)%
Small-Mid Cap	1,435	2,482	(42)%
Mid Cap	882	1,120	(21)%
Select	780	744	5%
Small Cap	245	267	(8)%
Large Cap Concentrated	162	129	26%
Micro Cap	43	25	72%
Total U.S. Equity	19,722	23,832	(17)%

Alternatives
Long-Short	2,111	1,798	17%
Total Alternatives	2,111	1,798	17%

International Equity
International	164	143	15%
Total International Equity	164	143	15%

Fixed Income
Short Duration Securitized Bond	4,865	3,186	53%
Core Fixed Income	3,543	2,299	54%
Securitized Credit	121	—	NM
Securitized Total Return	31	—	NM
Long Duration Treasury	26	27	(4)%
Total Fixed Income	8,586	5,512	56%

Total All Strategies	30,583	31,285	(2)%
(Less: Investments in affiliated funds)(a)	—	(10)	NM
Total AUM	30,583	31,275	(2)%
Total AUA(b)	1,828	1,957	(7)%
Total AUM and AUA	$32,411	$33,232	(2)%

(a) Certain of the Proprietary Funds own shares of the Diamond Hill Short Duration Securitized Bond Fund. The Company reduces the total AUM of each Proprietary Fund that holds such shares by the AUM of the investments held in this affiliated fund.

(b) AUA is primarily comprised of model portfolio assets related to the Large Cap and Select strategies.

	Change in Assets Under Management
	For the Three Months Ended September 30,
(in millions)	2025	2024
AUM at beginning of period	$30,071	$29,291
Net cash inflows (outflows)
Proprietary Funds	171	423
Separately managed accounts	(227)	(313)
Collective investment trusts	220	(23)
Other pooled vehicles	(123)	(109)
	41	(22)
Net market appreciation and income	471	2,006
Increase during period	512	1,984
AUM at end of period	30,583	31,275
AUA at end of period	1,828	1,957
Total AUM and AUA at end of period	$32,411	$33,232

Average AUM during period	$30,543	$30,488
Average AUA during period	1,813	1,928
Total Average AUM and AUA during period	$32,356	$32,416

	Change in Assets Under Management
	For the Nine Months Ended September 30,
(in millions)	2025	2024
AUM at beginning of period	$30,012	$27,418
Net cash inflows (outflows)
Proprietary Funds	412	632
Separately managed accounts	(950)	(661)
Collective investment trusts	(340)	394
Other pooled vehicles	(254)	(40)
	(1,132)	325
Net market appreciation and income	1,703	3,532
Increase during period	571	3,857
AUM at end of period	30,583	31,275
AUA at end of period	1,828	1,957
Total AUM and AUA at end of period	$32,411	$33,232

Average AUM during period	$30,087	$29,333
Average AUA during period	1,835	1,870
Total Average AUM and AUA during period	$31,922	$31,203

	Net Cash Inflows (Outflows) Further Breakdown
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net cash inflows (outflows)
Equity	$(935)	$(477)	$(3,120)	$(1,199)
Fixed Income	976	455	1,988	1,524
	$41	$(22)	$(1,132)	$325

Net flows out of the Company’s equity strategies for the three months ended September 30, 2025 were largely driven by flows out of the Large Cap, Mid Cap, and Small-Mid Cap strategies, which experienced outflows of $0.7 billion, $0.2 billion, and $0.1 billion, respectively, partially offset by flows into the Long-Short strategy of $0.1 billion. Net flows into the Company’s fixed income strategies were largely driven by flows into the Core Bond and Short Duration strategies, which experienced net inflows of $0.5 billion and $0.4 billion, respectively.

Net flows out of the Company’s equity strategies for the nine months ended September 30, 2025 were largely driven by flows out of the Large Cap and Small-Mid Cap strategies, which experienced net outflows of $2.3 billion and $0.7 billion, respectively. Net flows into the Company’s fixed income strategies were largely driven by flows into the Core Bond and Short Duration strategies, which experienced net inflows of $0.9 billion and $1.0 billion, respectively.

Consolidated Results of Operations

The following is a table and discussion of the Company’s consolidated results of operations.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except per share amounts and percentages)	2025	2024	% Change	2025	2024	% Change
Total revenue	$37,403	$39,018	(4)%	$110,545	$111,974	(1)%
Net operating income	9,729	10,217	(5)%	30,557	30,653	(0)%
Adjusted net operating income(a)	11,831	12,467	(5)%	34,842	35,224	(1)%
Investment income, net	8,494	9,669	(12)%	24,168	18,380	31%
Income tax expense	4,657	5,242	(11)%	14,629	13,247	10%
Net income attributable to common shareholders	13,551	14,645	(7)%	39,483	35,786	10%
Earnings per share attributable to common shareholders (diluted)	$4.99	$5.35	(7)%	$14.47	$12.90	12%
Adjusted earnings per share attributable to common shareholders (diluted)(a)	$3.24	$3.35	(3)%	$9.32	$9.26	1%
Net operating profit margin	26%	26%		28%	27%
Adjusted net operating profit margin(a)	32%	32%		32%	31%

(a) Adjusted net operating income, adjusted EPS attributable to common shareholders (diluted), and adjusted net operating profit margin are non-GAAP financial measures. Refer to the information under “Non-GAAP Financial Measures and Reconciliation” within this “Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the definition of “non-GAAP” and a reconciliation of the non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP.

Summary Discussion of Consolidated Results of Operations - Three Months Ended September 30, 2025, compared with Three Months Ended September 30, 2024

Revenue for the three months ended September 30, 2025 decreased $1.6 million or 4%, compared to revenue for the same period in 2024, primarily due to a decrease in the average advisory fee rate from 0.46% for the three months ended September 30, 2024 to 0.44% for the three months ended September 30, 2025. Average AUM and AUA remained relatively consistent period over period, with less than a 1% decrease. Refer to “Revenue” in this “Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further details on the decrease in the average advisory fee rate.

Operating profit margin was 26% for both the three months ended September 30, 2025, and for the three months ended September 30, 2024.

Adjusted net operating profit margin was 32% for the three months ended September 30, 2025, and 32% for the three months ended September 30, 2024. Adjusted operating profit margin excludes the impact of market movements on the deferred compensation liability and related economic hedges, and the impact of the Consolidated Fund in 2025. Refer to “Non-GAAP Financial Measures and Reconciliation” within this “Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion.

The Company expects that its operating profit margin will fluctuate period over period based on various factors, including revenues, investment results in the strategies the Company manages, employee performance, staffing levels, and gains and losses on investments held in the Deferred Compensation Plans.

The Company had $8.5 million in investment income for the three months ended September 30, 2025, compared to investment income of $9.7 million for the three months ended September 30, 2024. The decrease was primarily due to lower market appreciation in 2025.

Income tax expense decreased $0.6 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The decrease in income tax expense was primarily due to the decrease in the Company’s income before taxes period over period.

The Company generated net income attributable to common shareholders of $13.6 million ($4.99 per diluted share) for the three months ended September 30, 2025, compared with net income attributable to common shareholders of $14.6 million ($5.35 per diluted share) for the same period in 2024. The decrease in net income attributable to common shareholders period over period was primarily due to a decrease in revenues and investment income, partially offset by decreased operating expenses for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Revenue

	Three Months Ended September 30,
(in thousands, except percentages)	2025	2024	% Change
Investment advisory	$35,623	$37,230	(4)%
Fund administration, net	1,780	1,788	(0)%
Total	$37,403	$39,018	(4)%

Investment Advisory Fees. Investment advisory fees for the three months ended September 30, 2025 decreased $1.6 million, or 4%, compared to the three months ended September 30, 2024. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates, which vary by investment product. The decrease in investment advisory fees was primarily due to a decrease in the average advisory fee rate from 0.46% to 0.44% period over period. Average AUM and AUA remained relatively consistent period over period, with less than a 1% decrease.

The average advisory fee rate for equity assets decreased from 0.49% during the three months ended September 30, 2024 to 0.47% during the three months ended September 30, 2025, and the average fee rate for fixed income assets increased from 0.31% during the three months ended September 30, 2024 to 0.33% during the three months ended September 30, 2025. The decrease in the total average advisory fee rate was due to growth in the lower fee fixed income assets, which increased from 16% of AUM and AUA during the three months ended September 30, 2024, to 25% during the three months ended September 30, 2025. The average advisory fee rate is calculated by dividing investment advisory revenues by total average AUM and AUA during the period (annualized for all periods less than one year). If the trend continues in the growth in fixed income assets as a percentage of total assets, the total average advisory fee rate could continue to decline.

Fund Administration Fees. Fund administration fees for the three months ended September 30, 2025 were consistent with the three months ended September 30, 2024. Fund administration fees include administration fees received from the Proprietary Funds, which are calculated as a percentage of the Proprietary Funds’ average AUM.

Expenses

	Three Months Ended September 30,
(in thousands, except percentages)	2025	2024	% Change
Compensation and related costs, excluding deferred compensation expense	$18,352	$19,509	(6)%
Deferred compensation expense	2,052	2,250	(9)%
General and administrative	4,260	4,324	(1)%
Sales and marketing	2,001	1,841	9%
Fund administration	1,009	877	15%
Total	$27,674	$28,801	(4)%

Compensation and Related Costs, Excluding Deferred Compensation Expense. Employee compensation and related costs (excluding deferred compensation expense) decreased by $1.2 million or 6% for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. This decrease is due to a decrease in incentive compensation of $1.2 million. Employee compensation and related costs (excluding deferred compensation expense) as a percentage of total revenue was 49% for the three months ended September 30, 2025 and 50% for the three months ended September 30, 2024.

Deferred Compensation Expense. Deferred compensation expense was $2.1 million for the three months ended September 30, 2025, compared to $2.3 million for the three months ended September 30, 2024.

The gain (loss) on the Deferred Compensation Plans’ investments increases (decreases) deferred compensation expense (benefit) and is included in operating income. Deferred compensation expense (benefit) is offset by an equal amount in investment income (loss) below net operating income on the consolidated statements of income, and thus, has no impact on net income attributable to the Company.

General and Administrative. General and administrative expenses decreased by $0.1 million or 1% for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The decrease was driven by a $0.3 million decrease in IT consulting expenses, partially offset by a $0.2 million increase in investment research-related costs.

Sales and Marketing. Sales and marketing expenses increased by $0.2 million or 9% for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase was due to a $0.1 million increase in payments made to third-party intermediaries as a result of the increase in the Proprietary Funds’ average AUM period over period as well as a $0.1 million increase in sales and marketing software expenses.

Fund Administration. Fund administration expenses increased by $0.1 million or 15% for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. Fund administration expenses consist of both variable and fixed expenses. The increase was primarily due to legal fees related to new product launches.

Summary Discussion of Consolidated Results of Operations - Nine Months Ended September 30, 2025, compared with Nine Months Ended September 30, 2024

Revenue for the nine months ended September 30, 2025 decreased $1.4 million compared to revenue for the same period in 2024, primarily due to a decrease in the average advisory fee rate from 0.46% for the nine months ended September 30, 2024 to 0.44% for the nine months ended September 30, 2025. Refer to “Revenue” in this “Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further details on the decrease in the average advisory fee rate.

Operating profit margin was 28% for the nine months ended September 30, 2025 and 27% for the nine months ended September 30, 2024, respectively.

Adjusted net operating profit margin was 32% for the nine months ended September 30, 2025, and 31% for the nine months ended September 30, 2024, respectively. Adjusted net operating profit margin excludes the impact of market movements on the deferred compensation liability and related economic hedges, and the impact of the Consolidated Fund(s) in 2025. Refer to “Non-GAAP Financial Measures and Reconciliation” within this “Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion.

The Company expects that its operating profit margin will fluctuate period over period based on various factors, including revenues, investment results in the strategies the Company manages, employee performance, staffing levels, and gains and losses on investments held in the Deferred Compensation Plans.

The Company had $24.2 million in investment income for the nine months ended September 30, 2025, compared to investment income of $18.4 million for the nine months ended September 30, 2024. The increase was primarily due to higher market appreciation in 2025.

Income tax expense increased $1.4 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase in income tax expense was primarily due to the increase in the Company’s income before taxes period over period.

The Company generated net income attributable to common shareholders of $39.5 million ($14.47 per diluted share) for the nine months ended September 30, 2025, compared with net income attributable to common shareholders of $35.8 million ($12.90 per diluted share) for the same period in 2024. The increase in net income attributable to common shareholders period over period was primarily due to the increase in investment income.

Revenue

	Nine Months Ended September 30,
(in thousands, except percentages)	2025	2024	% Change
Investment advisory	$105,000	$106,423	(1)%
Fund administration, net	5,545	5,551	(0)%
Total	$110,545	$111,974	(1)%

Investment Advisory Fees. Investment advisory fees for the nine months ended September 30, 2025 decreased $1.4 million compared to the nine months ended September 30, 2024. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates, which vary by investment product. The decrease in investment advisory fees was primarily due to a decrease in the average advisory fee rate from 0.46% to 0.44% period over period, partially offset by an increase in total average AUM and AUA of 2%.

The average advisory fee rate for equity assets decreased from 0.48% during the nine months ended September 30, 2024 to 0.47% during the nine months ended September 30, 2025, and the average fee rate for fixed income assets increased from 0.30% during the nine months ended September 30, 2024 to 0.33% during the nine months ended September 30, 2025. The decrease in the total average advisory fee rate was due to growth in the lower fee fixed income assets, which increased from 14% of AUM and AUA during the nine months ended September 30, 2024 to 23% during the nine months ended September 30, 2025. The average advisory fee rate is calculated by dividing investment advisory revenues by total average AUM and AUA during the period (annualized for all periods less than one year). If the trend continues in the growth in fixed income assets as a percentage of total assets, the total average advisory fee rate could continue to decline.

Fund Administration Fees. Fund administration fees for the nine months ended September 30, 2025 were consistent with the nine months ended September 30, 2024. Fund administration fees include administration fees received from the Proprietary Funds, which are calculated as a percentage of the Proprietary Funds’ average AUM.

Expenses

	Nine Months Ended September 30,
(in thousands, except percentages)	2025	2024	% Change
Compensation and related costs, excluding deferred compensation expense	$54,245	$55,987	(3)%
Deferred compensation expense	4,128	4,571	(10)%
General and administrative	12,682	12,755	(1)%
Sales and marketing	6,018	5,422	11%
Fund administration	2,914	2,587	13%
Total	$79,987	$81,322	(2)%

Compensation and Related Costs, Excluding Deferred Compensation Expense. Employee compensation and related costs (excluding deferred compensation expense) for the nine months ended September 30, 2025 decreased by $1.7 million compared to the nine months ended September 30, 2024. This decrease was due to a decrease in incentive compensation of $2.2 million and a decrease in separation payments of $0.7 million, partially offset by an increase in restricted stock expense of $0.9 million and an increase in salary and related benefits of $0.3 million. Employee compensation and related costs (excluding deferred compensation expense) as a percentage of total revenue was 49% for the nine months ended September 30, 2025 and 50% for the nine months ended September 30, 2024.

Deferred Compensation Expense. Deferred compensation expense was $4.1 million for the nine months ended September 30, 2025, compared to $4.6 million for the nine months ended September 30, 2024, primarily due to market returns on the Deferred Compensation Plans’ investments period over period.

The gain (loss) on the Deferred Compensation Plans’ investments increases (decreases) deferred compensation expense (benefit) and is included in operating income. Deferred compensation expense (benefit) is offset by an equal amount in investment income (loss) below net operating income on the consolidated statements of income, and thus, has no impact on net income attributable to the Company.

General and Administrative. General and administrative expenses decreased by 1% for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024.

Sales and Marketing. Sales and marketing expenses for the nine months ended September 30, 2025 increased by $0.6 million or 11%, compared to the nine months ended September 30, 2024. The increase was due mainly to increased payments made to third-party intermediaries as a result of the increase in the Proprietary Funds’ average AUM period over period and an increase in marketing materials expense.

Fund Administration. Fund administration expenses for the nine months ended September 30, 2025, increased by $0.3 million or 13%, compared to the nine months ended September 30, 2024. Fund administration expenses consist of both variable and fixed expenses. The increase was primarily due to the increase in the Proprietary Funds’ average AUM period over period.

Liquidity and Capital Resources

Sources of Liquidity

The Company’s current financial condition is liquid with a significant amount of its assets comprised of cash and cash equivalents, investments, accounts receivable, and other current assets. The Company’s main source of liquidity is cash flows from operating activities, which are generated from investment advisory and fund administration fees. Cash and cash equivalents, investments held directly by DHCM, accounts receivable, and other current assets represented $199.6 million and $187.4 million of total assets as of September 30, 2025 and December 31, 2024, respectively. The Company believes that these sources of liquidity, as well as its continuing cash flows from operating activities, will be sufficient to meet its current and future operating needs.

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

Share Repurchases

DHIL repurchased 102,904 common shares during the nine months ended September 30, 2025 for a total of $14.5 million. For additional information on the Company’s repurchase plans, refer to “Part II - Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds” of this Form 10-Q.

Dividends

Subject to Board approval and compliance with applicable law, DHIL expects to pay a regular quarterly dividend of $1.50 per share. A summary of cash dividends paid during the nine months ended September 30, 2025, is presented below:

Dividend	Declaration Date	Date Paid	Dividend Amount (in millions)
First quarter - $1.50 per share	February 26, 2025	March 21, 2025	$4.2
Second quarter - $1.50 per share	April 29, 2025	June 13, 2025	4.1
Third quarter - $1.50 per share	July 29, 2025	September 12, 2025	4.1
Total			$12.4

The Company's board of directors approved the payment of a regular quarterly dividend for the fourth quarter of 2025 of $1.50 per share.

The board of directors also approved a special dividend of $4.00 per share. Both the fourth quarter regular dividend and the special dividend will be paid on December 5, 2025, to the Company’s shareholders of record as of the close of business on November 21, 2025. The dividends are expected to reduce shareholders' equity by approximately $14.9 million.

Working Capital

As of September 30, 2025, the Company had working capital of approximately $171.6 million, compared to $150.4 million as of December 31, 2024. Working capital includes cash and cash equivalents, accounts receivable, investments, and other current assets of DHCM, net of accounts payable and accrued expenses, accrued incentive compensation, deferred compensation and other current liabilities of DHCM.

Below is a summary of investments as of September 30, 2025 and December 31, 2024.

	As of
	September 30, 2025	December 31, 2024
Corporate Investments:
Diamond Hill International Fund	$34,098,721	$54,887,433
Diamond Hill Core Plus Bond Fund	37,775,738	35,294,858
Diamond Hill Core Securitized Total Return Fund	30,870,466	—
Diamond Hill Large Cap Concentrated ETF (a)	15,253,842	—
Diamond Hill Large Cap Concentrated Fund (a)	—	14,180,828
Diamond Hill Micro Cap Fund, LP	15,133,430	15,978,910
Diamond Hill Securitized Credit Fund	976,673	117,266
Total Corporate Investments	134,108,870	120,459,295
Deferred Compensation Plan Investments in the Funds	40,544,053	39,129,093
Total investments held by DHCM	174,652,923	159,588,388
Redeemable noncontrolling interest in the Consolidated Fund(s)	38,570	164,593
Total Investments	$174,691,493	$159,752,981

(a) During the third quarter of 2025, the Company’s investment in the Diamond Hill Large Cap Concentrated Fund was reorganized into the Diamond Hill Large Cap Concentrated ETF through a tax-free, in-kind exchange pursuant to the fund’s Plan of Reorganization, resulting in the liquidation of the mutual fund and receipt of equivalent ETF shares.

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

For the nine months ended September 30, 2025, net cash used in operating activities totaled $23.4 million. Cash flows used in operating activities were primarily driven by a $11.0 million decrease in the incentive compensation accrual due to the annual incentive compensation payment made in the first quarter of 2025, net investment purchase activity by the Consolidated Funds of $53.1 million, and the cash impact of timing differences in the settlement of other assets and liabilities of $10.1 million. These outflows were partially offset by net income of $40.1 million, and non-cash adjustments added back to net income consisting of share-based compensation of $9.9 million, and depreciation of $0.8 million.

For the nine months ended September 30, 2024, net cash provided by operating activities totaled $25.4 million. Cash provided by operating activities was primarily driven by net income of $35.8 million, non-cash adjustments added back to net income consisting of share-based compensation of $9.0 million and depreciation of $0.9 million. These inflows were partially offset by a $6.8 million decrease in the incentive compensation accrual due to the annual incentive compensation payment made in the first quarter of 2024 and the cash impact of timing differences in the settlement of other assets and liabilities of $13.5 million.

Cash Flows from Investing Activities

The Company’s cash flows from investing activities consist primarily of capital expenditures and purchases and redemptions in its investment portfolio.

Cash flows provided by investing activities totaled $32.8 million for the nine months ended September 30, 2025. Cash flows provided by investing activities were driven by proceeds from the sale of Company sponsored investments totaling $41.1 million, partially offset by purchases of Company-sponsored investments of $6.4 million and the purchase of property and equipment of $1.9 million.

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

For the nine months ended September 30, 2025, net cash used in financing activities totaled $8.0 million, consisting of cash outflows for repurchases of DHIL’s common shares of $14.5 million, the payment of quarterly dividends totaling $12.3 million, and the value of shares withheld to cover employee tax withholding obligations of $4.1 million. These cash outflows were partially offset by net subscriptions received in the Consolidated Funds from redeemable noncontrolling interest holders of $22.7 million and proceeds received under the ESPP of $0.2 million.

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

Supplemental Consolidated Cash Flow Statement

The following table summarizes the condensed cash flows for the nine months ended September 30, 2025, that are attributable to the Company and to the Consolidated Funds, and the related eliminations required in preparing the consolidated statements.

	Nine Months Ended September 30, 2025
	Cash flow attributable to Diamond Hill Investment Group, Inc.	Cash flow attributable to Consolidated Funds	Eliminations	As reported on the Consolidated Statement of Cash Flows
Cash flows from operating activities:
Net income	$39,483,451	$3,066,615	$(2,453,355)	$40,096,711
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	822,908	—	—	822,908
Share-based compensation	9,871,786	—	—	9,871,786
Net gains on investments	(19,725,384)	(3,066,615)	1,296,425	(21,495,574)
Net change in securities held by Consolidated Funds	—	(53,078,436)	—	(53,078,436)
Other changes in assets and liabilities	(163,597)	554,277	—	390,680
Net cash provided by (used in) operating activities	30,289,164	(52,524,159)	(1,156,930)	(23,391,925)
Net cash provided by investing activities	1,631,957	—	31,172,289	32,804,246
Net cash provided by (used in) financing activities	(30,704,932)	52,702,699	(30,015,359)	(8,017,592)
Net change during the period	1,216,189	178,540	—	1,394,729
Cash and cash equivalents at beginning of period	41,624,604	—	—	41,624,604
Cash and cash equivalents at end of period	$42,840,793	$178,540	$—	$43,019,333

Non-GAAP Financial Measures and Reconciliation

As supplemental information, the Company is providing certain financial measures that are based on methodologies other than GAAP (“non-GAAP”). Management believes the non-GAAP financial measures below are useful measures of the Company’s core business activities, are important metrics in estimating the value of an asset management business, and help facilitate comparisons to Company operating performance across periods. These non-GAAP financial measures are presented for supplemental informational purposes only, should not be used as a substitute for financial measures calculated in accordance with GAAP and may be calculated differently from similarly titled non-GAAP measures used by other companies. The following schedules reconcile the differences between financial measures calculated in accordance with GAAP and non-GAAP financial measures for the three-and nine-month periods ended September 30, 2025 and 2024, respectively. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, as well as the Company’s condensed consolidated financial statements and related notes included elsewhere in this report.

	Three Months Ended September 30, 2025
(in thousands, except percentages and per share data)	Total operating expenses	Net operating income	Total non-operating income (loss)	Income tax expense(4)	Net income attributable to common shareholders	Earnings per share attributable to common shareholders - diluted	Net operating profit margin
GAAP Basis	$27,674	$9,729	$8,494	$4,657	$13,551	$4.99	26%
Non-GAAP Adjustments:
Deferred compensation liability(1)	(2,052)	2,052	(2,052)	—	—	—	6%
Consolidated Funds(2)	—	50	(936)	(223)	(647)	(0.24)	—
Other investment income(3)	—	—	(5,506)	(1,408)	(4,098)	(1.51)	—
Adjusted Non-GAAP basis	$25,622	$11,831	$—	$3,026	$8,806	$3.24	32%

	Three Months Ended September 30, 2024
(in thousands, except percentages and per share data)	Total operating expenses	Net operating income	Total non-operating income (loss)	Income tax expense(4)	Net income attributable to common shareholders	Earnings per share attributable to common shareholders - diluted	Net operating profit margin
GAAP Basis	$28,801	$10,217	$9,669	$5,242	$14,645	$5.35	26%
Non-GAAP Adjustments:
Deferred compensation liability(1)	(2,250)	2,250	(2,250)	—	—	—	6%
Other investment income(3)	—	—	(7,419)	(1,956)	(5,463)	(2.00)	—
Adjusted Non-GAAP basis	$26,551	$12,467	$—	$3,286	$9,182	$3.35	32%

	Nine Months Ended September 30, 2025
(in thousands, except percentages and per share data)	Total operating expenses	Net operating income	Total non-operating income (loss)	Income tax expense(4)	Net income attributable to common shareholders	Earnings per share attributable to common shareholders - diluted	Net operating profit margin
GAAP Basis	$79,987	$30,557	$24,168	$14,629	$39,483	$14.47	28%
Non-GAAP Adjustments:
Deferred compensation liability(1)	(4,129)	4,129	(4,129)	—	—	—	4%
Consolidated Funds(2)	—	156	(3,223)	(663)	(1,790)	(0.66)	—
Other investment income(3)	—	—	(16,816)	(4,546)	(12,270)	(4.49)	—
Adjusted Non-GAAP basis	$75,858	$34,842	$—	$9,420	$25,423	$9.32	32%

	Nine Months Ended September 30, 2024
(in thousands, except percentages and per share data)	Total operating expenses	Net operating income	Total non-operating income (loss)	Income tax expense(4)	Net income attributable to common shareholders	Earnings per share attributable to common shareholders - diluted	Net operating profit margin
GAAP Basis	$81,322	$30,653	$18,380	$13,247	$35,786	$12.90	27%
Non-GAAP Adjustments:
Deferred compensation liability (1)	(4,571)	4,571	(4,571)	—	—	—	4%
Other investment income(3)	—	—	(13,809)	(3,731)	(10,078)	(3.64)	—
Adjusted Non-GAAP basis	$76,751	$35,224	$—	$9,516	$25,708	$9.26	31%

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

(4) The income tax expense impacts were calculated and resulted in the overall non-GAAP effective tax rates of 25.6% for the three months ended September 30, 2025, 26.4% for the three months ended September 30, 2024, 27.0% for the nine months ended September 30, 2025, and 27.0% for the nine months ended September 30, 2024.

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

For a summary of the critical accounting policies important to understanding the condensed consolidated financial statements, refer to Note 2 “Significant Accounting Policies” in “Part I - Item 1 - Financial Statements” of this Form 10-Q, and Note 2 “Significant Accounting Policies” in “Part II - Item 8 - Financial Statements and Supplementary Data” in the 2024 Form 10-K.

There have been no material changes to the Company’s critical accounting estimates during the quarter ended September 30, 2025, as compared to the critical accounting estimates disclosed in “Part II - Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2024 Form 10-K.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

For information regarding the Company’s exposure to certain market risks, refer to “Part II - Item 7A - Quantitative and Qualitative Disclosures About Market Risk” in the 2024 Form 10-K. Except as described in “Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q, there have been no significant changes in the Company’s market risk exposures since the Company’s December 31, 2024 year end.

ITEM 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q (the “Evaluation Date”). Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance, not absolute, of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As a result, there can be no assurance that the Company’s controls and procedures will detect all errors or fraud.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Changes to economic conditions and policies in the U.S. and other countries could negatively impact the Company’s business. Recently, the U.S. trade environment has become increasingly uncertain. In some instances, escalated tariff disputes with major trading partners and related uncertainty around future trade policy are contributing to higher import costs, strained export demand, and delayed investments by businesses. These dynamics can slow economic growth and disrupt financial markets in the U.S. and other countries, as evidenced by market volatility following intensified U.S.–China tariff actions. Deteriorating economic conditions or reduced corporate earnings resulting from tariffs and other protectionist policies may lead to broad market declines, lower asset values, and diminished investor confidence. Like other investment managers, DHCM earns fees largely based on the value of assets it manages, so any sustained market downturn or erosion of U.S. asset prices will directly impact DHCM’s fees, and thus, reduce the Company’s revenues and earnings. Furthermore, negative investor sentiment or risk aversion in response to trade tensions could trigger increased redemptions or shifts to other asset classes, compounding the pressure on the Company's AUM and revenues.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2025, DHIL did not sell any common shares that were not registered under the Securities Act. The following table sets forth information regarding repurchases of DHIL common shares during the quarter ended September 30, 2025:

Period	Total Number of Common Shares Purchased (a)	Average Price Paid Per Common Share	Total Number of Common Shares Purchased as part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
July 1, 2025 through July 31, 2025	3,854	$145.31	—	$37,846,129
Aug 1, 2025 through Aug 31, 2025	8,932	$137.49	8,932	36,618,066
Sept 1, 2025 through Sept 30, 2025	9,939	$139.63	9,939	35,230,266
Total	22,725	$139.75	18,871	$35,230,266

(a) The Company regularly withholds common shares for tax payments due upon the vesting of employee restricted shares. Common shares withheld to cover tax withholding obligations in connection with the vesting of employee restricted shares are treated as common share repurchases for purposes of this table. The common shares withheld are not considered repurchases of DHIL common shares under any authorized common share repurchase plan or program. During the quarter ended September 30, 2025, the Company withheld 3,854 DHIL common shares for employee tax withholding obligations at an average price paid per share of $145.31.

(b) On November 4, 2024, the Board approved a repurchase plan, authorizing management to repurchase up to $50 million DHIL common shares in the open market and in private transactions in accordance with applicable securities laws (“2024 Repurchase Program”). The 2024 Repurchase Program will expire on November 4, 2026, or upon the earlier completion of all authorized purchases under the program.

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

ITEM 3: Defaults Upon Senior Securities

None.

ITEM 4: Mine Safety Disclosures

Not applicable.

ITEM 5: Other Information

During the quarter ended September 30, 2025, no director or officer (as defined under Rule 16a-1 of the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6: Exhibits

3.1	Amended and Restated Articles of Incorporation of DHIL (incorporated by reference from Exhibit 3.1 to the Annual Report on Form 10-K filed with the SEC on February 29, 2024).

3.2	Amended and Restated Code of Regulations of DHIL (incorporated by reference from Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on April 28, 2017).

10.1*	Executive Employment Agreement with Jo Ann Quinif dated September 19, 2025 (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 19, 2025).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Section 1350 Certification

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

* Denotes management contract or compensatory plan or arrangement.

DIAMOND HILL INVESTMENT GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMOND HILL INVESTMENT GROUP, INC.

Date	Title	Signature

October 30, 2025	Chief Executive Officer and President (Principal Executive Officer)	/s/ Heather E. Brilliant
Heather E. Brilliant

October 30, 2025	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	/s/ Thomas E. Line
Thomas E. Line