Form 10-K
period 2025-12-31
DIAMOND HILL INVESTMENT GROUP INC
filed 2026-02-26
CIK 909108

I

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)concent

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s common shares (the only common equity of the registrant) held by non-affiliates on The Nasdaq Global Select Market was $364,124,753, based on the closing price of $145.31 on June 30, 2025. For these purposes only, calculation of holdings by non-affiliates is based upon the assumption that the registrant’s executive officers and directors are affiliates.

As of February 26, 2026, the registrant had 2,705,375 outstanding common shares.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for its 2025 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Diamond Hill Investment Group, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2025

PART I

Item 1. Business

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Form 10-K”), the documents incorporated herein by reference and statements, whether oral or written, made from time to time by representatives of Diamond Hill Investment Group, Inc., an Ohio corporation organized in 1990 (“DHIL”, and collectively with its subsidiaries, the “Company”), may contain or incorporate “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended (the “PSLR Act”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are provided under the “safe harbor” protection of the PSLR Act. Forward-looking statements include, but are not limited to, statements regarding anticipated operating results, prospects and levels of assets under management ("AUM") or assets under advisement ("AUA"), technological developments, economic trends (including interest rates and market volatility), the proposed merger with First Eagle Investment Management, LLC, a Delaware limited liability company ("First Eagle"), other expected transactions and similar matters. The words “may,” “believe,” “expect,” “anticipate,” “target,” “goal,” “project,” “estimate,” “guidance,” “forecast,” “outlook,” “would,” “will,” “continue,” “likely,” “should,” “hope,” “seek,” “plan,” “intend,” and variations of such words and similar expressions identify such forward-looking statements. Similarly, descriptions of the Company’s objectives, strategies, plans, goals, or targets are also forward-looking statements. Forward-looking statements are based on the Company’s expectations at the time such statements are made, speak only as of the dates they are made and are susceptible to a number of risks, uncertainties and other factors. While the Company believes that the assumptions underlying its forward-looking statements are reasonable, investors are cautioned that any of the assumptions could prove to be inaccurate and, accordingly, the Company's actual results and experiences may differ materially from the anticipated results or other expectations expressed in its forward-looking statements.

Factors that could cause the Company’s actual results or experiences to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to: (i) declines or volatility in the Company’s AUM or AUA, whether due to market conditions, investment performance, client withdrawals, asset allocation decisions, or otherwise; (ii) the loss, renegotiation, non-renewal, or termination of investment advisory or administration agreements, including as a result of the proposed merger with First Eagle or client consent related requirements; (iii) risks related to, or the failure to consummate, the proposed merger with First Eagle, including the failure to obtain required approvals or client consents, delays in completion, transaction-related costs, restrictions on operations prior to closing, disruption to business relationships, shareholder litigation, or failure to realize anticipated benefits; (iv) damage to the Company’s reputation or adverse public perception; (v) failure to comply with investment guidelines, fiduciary obligations, regulatory requirements, or other contractual obligations; (vi) intense competition within the investment management industry, including from firms with greater resources or lower-fee or passive investment offerings; (vii) industry trends toward lower fee products, passive strategies, and model portfolio arrangements that may adversely impact revenues; (viii) adverse legal, regulatory, tax, or accounting developments or increased compliance costs; (ix) cybersecurity incidents, technology failures, or disruptions involving the Company or third-party service providers; (x) operational risks, including errors, systems interruptions, employee misconduct, or inadequate risk management controls; (xi) the Company’s ability to adapt to technological change, including the effective and responsible development and use of artificial intelligence (“AI”) and compliance with evolving AI-related regulations; (xii) losses on the Company’s investments or fluctuations in investment income; (xiii) limitations on access to capital or increased costs of financing; (xiv) losses or liabilities not covered by insurance; (xv) adverse changes in interest rates, inflation, credit conditions, or capital markets; (xvi) changes in domestic or global economic, political, or geopolitical conditions, including political uncertainty and economic nationalism; (xvii) the effects of natural disasters, pandemics, or other catastrophic or unpredictable events; and (xviii) other risks and uncertainties described from time to time in the Company’s filings with the U.S. Securities and Exchange Commission (“SEC”), including those discussed in Item 1A of this Form 10-K.

Due to the significant uncertainties in forward-looking statements, the inclusion of such information should not be regarded as a representation by the Company or any other person that its expectations, objectives and plans will be achieved. Forward-looking statements attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements above, in Item 1A of this Form 10-K, and in the Company’s other public documents on file with the SEC. New risks and uncertainties arise from time to time, and factors that the Company currently deems immaterial may become material, and it is impossible for the Company to predict these events or how they may affect it. The Company undertakes no obligation to update any forward-looking statements after the date they are made, whether as a result of new information, future events or developments or otherwise, except as required by federal securities laws, although it may do so from time to time. Readers are advised to consult any further disclosures the Company makes on related subjects in its public announcements and SEC filings. The Company does not endorse any projections regarding future performance that may be made by third parties.

Overview

DHIL derives its consolidated revenue and net income from investment advisory and fund administration services provided by its wholly-owned subsidiary, Diamond Hill Capital Management, Inc., an Ohio corporation (“DHCM”). DHCM is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and is the investment adviser and administrator for the Diamond Hill Funds, a series of funds (each, a “Diamond Hill Fund”, and collectively, the “Diamond Hill Funds”), including open-end mutual funds and the Diamond Hill Large Cap Concentrated ETF, an exchange-traded fund (“ETF”), and the Diamond Hill Securitized Credit Fund, a closed-end registered investment company (“DHSC”, and collectively with the Diamond Hill Funds, the “Proprietary Funds”). DHCM also provides investment advisory and related services to the Diamond Hill Micro Cap Fund, LP (“DHMF”), a private fund, as well as separately managed accounts (“SMAs”), collective investment trusts (“CITs”), other pooled vehicles including sub-advised funds, and model delivery programs.

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

Proposed Merger with First Eagle Investment Management, LLC

On December 10, 2025, DHIL entered into an Agreement and Plan of Merger (the "Merger Agreement") with First Eagle, and Soar Christopher Holdings, Inc., an Ohio corporation and a wholly-owned subsidiary of First Eagle ("Merger Sub"), pursuant to which, upon the terms and subject to the conditions of the Merger Agreement, Merger Sub will merge with and into DHIL (the "Merger"), whereupon the separate existence of Merger Sub will cease, and DHIL will be the surviving corporation as a wholly-owned subsidiary of First Eagle.

Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding DHIL common share (including each DHIL restricted share but excluding any DHIL common shares that are held by First Eagle, Merger Sub or any other subsidiary of First Eagle or DHIL or any DHIL common shares as to which appraisal rights have been properly exercised in accordance with Ohio law) will be automatically converted into the right to receive $175.00 in cash, without interest and subject to deduction for any required withholding tax (the “Merger Consideration”).

The obligations of the parties to consummate the Merger are subject to the satisfaction or, to the extent permitted, waiver of certain customary closing conditions, including, among others, the adoption of the Merger Agreement by the affirmative vote of a majority of the outstanding DHIL common shares entitled to vote at the DHIL shareholders meeting, the expiration or termination of the waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), and the absence of any order issued by any court of competent jurisdiction or other governmental authority or applicable law prohibiting, rendering illegal or permanently enjoining the consummation of the Merger. The obligations of First Eagle and Merger Sub to consummate the Merger are also subject to the Company obtaining the consent of the Company’s clients generating an aggregate revenue run-rate of at least 78% of the Company’s aggregate revenue run-rate as of November 30, 2025.

The Merger is not subject to a financing condition. First Eagle currently intends to fund the Merger Consideration with a combination of cash on hand and by drawing on all or a portion of one or more credit facilities. Although there can be no assurance that the Merger will be completed, the Company currently expects the Merger to be completed in the second quarter of 2026, subject to the satisfaction or waiver of the closing conditions set forth in the Merger Agreement.

First Eagle is an independent, privately owned investment management firm headquartered in New York, with approximately $181 billion in AUM as of December 31, 2025. First Eagle focuses on active, fundamental, and benchmark-agnostic investing across equity, fixed income, alternative credit, and multi-asset strategies, with a strong emphasis on downside mitigation. Upon completion of the Merger, the Company is expected to continue to operate as a wholly-owned subsidiary of First Eagle.

A special meeting of DHIL shareholders (the “Special Meeting”) is scheduled to be held on March 3, 2026 at which shareholders will be asked to vote upon certain merger-related proposals including, among other matters, the adoption of the Merger Agreement. For additional information regarding First Eagle and the proposed Merger, including detailed information regarding the terms of the Merger Agreement and related matters, see DHIL’s proxy statement filed with the SEC in connection with the Special Meeting.

Additional Information Regarding the Merger

This Form 10-K does not constitute an offer to buy or sell or the solicitation of an offer to buy or sell any securities. In connection with the Merger, on January 28, 2026, DHIL filed with the SEC a definitive proxy statement on Schedule 14A (the “Merger Proxy Statement”) relating to the Special Meeting. This Form 10-K is not a substitute for the Merger Proxy Statement or any other document that DHIL may file with the SEC and send to its shareholders in connection with the Merger. The Merger will be submitted to DHIL’s shareholders for their consideration. Before making any voting decision, DHIL’s shareholders are urged to read all relevant documents filed or to be filed with the SEC, including the Merger Proxy Statement, as well as any amendments or supplements to those documents, when they become available, because they will contain important information about DHIL and the Merger.

DHIL’s shareholders may obtain a free copy of the Merger Proxy Statement, as well as other filings containing information about DHIL, free of charge, at DHIL’s website (www.sec.gov). Copies of the Merger Proxy Statement and other documents filed by DHIL with the SEC may be obtained, without charge, by contacting DHIL through its website at www.diamond-hill.com.

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

The Company’s revenues are highly dependent on both the value and composition of AUM and AUA. The following is a summary of the Company’s AUM by product and investment strategy, a roll-forward of the change in AUM, and a summary of AUA for each of the past three years ended December 31, 2025:

	Assets Under Management and Assets Under Advisement
	As of December 31,
(in millions)	2025	2024	2023
Proprietary Funds	$18,785	$18,097	$15,879
Separately managed accounts	5,110	6,108	6,617
Other pooled vehicles	3,746	3,860	3,563
Collective investment trusts	1,741	1,947	1,359
Total AUM	29,382	30,012	27,418
Total AUA	1,580	1,913	1,746
Total AUM and AUA	$30,962	$31,925	$29,164

	Assets Under Management by Investment Strategy
	As of December 31,
(in millions)	2025	2024	2023
U.S. Equity
Large Cap	$14,398	$17,702	$17,307
Small-Mid Cap	1,374	2,009	2,588
Mid Cap	882	1,082	1,023
Select	778	755	593
Small Cap	264	253	255
Large Cap Concentrated	190	129	98
Micro Cap	46	33	21
Total U.S. Equity	17,932	21,963	21,885

Alternatives
Long-Short	2,344	1,684	1,725
Total Alternatives	2,344	1,684	1,725

International Equity
International	161	141	109
Total International Equity	161	141	109

Fixed Income
Short Duration Securitized Bond	5,064	3,732	1,948
Core Fixed Income	3,691	2,416	1,735
Securitized Credit	133	52	—
Securitized Total Return	31	—	—
Long Duration Treasury	26	24	26
Total Fixed Income	8,945	6,224	3,709

Total All Strategies	29,382	30,012	27,428
(Less: Investments in affiliated funds)(a)	—	—	(10)
Total AUM	29,382	30,012	27,418
Total AUA(b)	1,580	1,913	1,746
Total AUM and AUA	$30,962	$31,925	$29,164

(a)
Certain of the Proprietary Funds own shares of the Diamond Hill Short Duration Securitized Bond Fund. The Company reduces the total AUM of each Proprietary Fund that holds such shares by the AUM of the investments held in this affiliated fund.
(b)
AUA is primarily comprised of model portfolio assets related to the Large Cap and Select strategies.

	Change in Assets Under Management
	For the Year Ended December 31,
(in millions)	2025	2024	2023
AUM at beginning of the year	$30,012	$27,418	$24,763
Net cash inflows (outflows)
Proprietary Funds	(613)	726	(599)
Separately managed accounts	(1,341)	(1,269)	(416)
Collective investment trusts	(306)	403	153
Other pooled vehicles	(481)	(149)	368
	(2,741)	(289)	(494)
Net market appreciation and income	2,111	2,883	3,149
Increase (decrease) during the year	(630)	2,594	2,655
AUM at end of the year	29,382	30,012	27,418
AUA at end of the year	1,580	1,913	1,746
Total AUM and AUA at end of year	$30,962	$31,925	$29,164

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

The Company’s capacity as of December 31, 2025 was estimated to be $50 billion to $60 billion in domestic equities, $20 billion to $30 billion in international equities, and $50 billion to $70 billion in fixed income. The Company’s capacity increases with the development of new products or strategies.

Growth and Distribution Strategy

The Company’s growth centers first and foremost on delivering an investment and client experience that enables investors to experience better outcomes over the long term. The Company’s client alignment philosophy guides it to develop strategies and offer vehicles that meet clients’ objectives, capitalize on its investment team’s research capabilities, and align with its investment principles.

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

DHCM is a fiduciary under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), with respect to benefit plan clients, and therefore, is subject to ERISA regulations. ERISA and applicable provisions of the Internal Revenue Code of 1986, as amended, impose certain duties on persons who are fiduciaries, prohibit certain transactions involving ERISA plan clients, and provide monetary penalties for violations of these prohibitions.

DHCM’s trading activities for client accounts are regulated by the SEC under the Exchange Act, which includes regulations governing trading on inside information, market manipulation, and a broad number of U.S. trading and market regulation requirements.

The preceding descriptions of the regulatory and statutory provisions applicable to DHCM are not exhaustive or complete and are qualified in their entirety by reference to the respective statutory or regulatory provisions. Failure to comply with these requirements could have a material adverse effect on DHCM’s business.

Contractual Relationships with the Proprietary Funds

DHCM is highly dependent on its contractual relationships with the Proprietary Funds. If any of DHCM’s advisory or administration agreements with the Proprietary Funds were terminated or not renewed, or were amended or modified to reduce fees, DHCM would be materially and adversely affected. DHCM generated approximately 70%, 66%, and 68% of its 2025, 2024, and 2023 revenues, respectively, from its advisory and administration agreements with the Proprietary Funds. DHCM believes that it has strong relationships with the Proprietary Funds and their respective boards of trustees, and DHCM has no reason to believe that these advisory or administration contracts will not be renewed in the future. However, there is no assurance that the Proprietary Funds will choose to continue their relationships with DHCM. Please see Item 1A for risk factors regarding this relationship.

Human Capital

The Company believes its people are its greatest asset, and each role within the firm contributes to its goals of generating excellent, long-term investment outcomes and building enduring client partnerships.

Workforce Data

Attracting, developing, and retaining talented employees is integral to the Company’s human capital strategy and critical to its success. The Company depends on highly skilled personnel, with specialized expertise and extensive experience in the investment management industry. The Company’s overall headcount has remained relatively consistent over the last five years, and was 120 as of December 31, 2025, seven employees fewer than as of December 31, 2024.

The average employee tenure is 9.3 years, and approximately 42.5% of its employees have been with the Company more than 10 years. The Company’s five-year average employee turnover rate is approximately 6.6%. The Company’s employees are based in 9 states, and approximately 85% of its employees reside in Ohio.

As of December 31, 2025, females represented 50% of DHIL’s board of directors (“Board”) and approximately 31% of its employees. As of December 31, 2025, racial or ethnic minorities represented approximately 15% of the Company’s workforce and 12.5% of the Board.

Competitive Pay and Benefits

The Company’s competitive compensation and benefits are designed to help attract, retain, and motivate employees who embody its values. The Company aligns its employees’ compensation with client outcomes, individual and team results, and company performance.

Culture

The Company’s culture emphasizes four key values: curiosity, ownership, trust, and respect. The way its employees embody these core values creates the Company’s culture. The culture allows the Company to attract and retain employees who share its commitment to client alignment, are motivated by investment excellence, and are committed to delivering excellent outcomes. Diversity, equity, and inclusion is embedded in the policies, practices, and strategic initiatives of the Company, ensuring it has teams that encourage varied points of view. The Company believes clients are best served by decision making that engages diverse perspectives.

The Company's culture manifests itself in a variety of ways. Employees who are curious focus on continuous self-improvement and have a passion for learning. They are open-minded, seek differing perspectives, and go beyond surface-level assumptions. Employees who think and act like business owners naturally embrace a long-term mindset. They lead by example and accept accountability for ensuring strong client outcomes. Employees who embrace trust act with integrity, are authentic and honest in interactions with others, and put client interests ahead of all others. Employees who are motivated by giving and receiving respect communicate and provide feedback candidly, transparently, and with positive intent. They are humble in their assumptions and listen to better understand others. They embrace, value, and celebrate diversity, inclusion, and differences in all forms, and recognize that transparency and accountability are critical to driving real change within the firm, in the industry, and within their community.

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

SEC Filings

The Company maintains a website at www.diamond-hill.com. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports that it files or furnishes from time to time pursuant to Section 13(a) or 15(d) of the Exchange Act, are made available free of charge, on or through the Investor Relations section of the Company’s website, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Information contained on the Company’s website is not part of this Form 10-K or any other report or document that it files with, or furnishes to, the SEC. These reports are also available free of charge on the SEC’s website at http://www.sec.gov. References in this Form 10-K to our website and the SEC's website are inactive text references only.

ITEM 1A. Risk Factors

The Company’s future results of operations, financial condition, liquidity, and capital resources as well as the market price of its common shares, are subject to various risks, including those risks described below and elsewhere in this Form 10-K as well as those risks that are discussed from time to time in the Company’s other filings with the SEC. Investors should carefully consider these risks before making an investment decision regarding the Company’s securities. There may be additional risks of which the Company is currently unaware, or of which the Company currently considers to be immaterial. The occurrence of any of these risks could have a material adverse effect on the Company’s financial condition, results of operations, liquidity, capital resources, and the value of its securities. Please see “Forward Looking Statements” within Part I, Item 1, of this Form 10-K.

Risks Related to the Proposed Merger

The announcement of the Merger Agreement and pendency of the Merger could adversely affect the Company's business, financial condition, and results of operations.

In connection with the pending Merger, it is possible that clients, counterparties, vendors, fund boards, and other third parties with whom the Company has relationships may delay, defer, terminate, or renegotiate those relationships as a result of uncertainty regarding the Merger, regardless of whether the Merger is ultimately completed. In addition, current and prospective employees may experience uncertainty regarding future roles and responsibilities, which could adversely affect the Company’s ability to retain and attract key personnel. Any of these factors could negatively impact Company AUM, AUA, revenues, operating results, and cash flows.

The Company's investment advisory relationships are subject to client consent requirements, and failure to obtain required consents could adversely affect the Merger and the Company's business.

Under the Advisers Act, a change in control of an investment adviser generally results in an “assignment” of advisory agreements, requiring client consent. In addition, under the Advisors Act, advisory agreements with registered investment companies require approval by their fund boards and, in some cases, underlying fund shareholders. One of the closing conditions in the Merger Agreement requires the Company to obtain the consent of clients generating an aggregate revenue run-rate of at least 78% of a defined aggregate revenue run-rate to the assignment of their respective advisory agreements (resulting from the Merger). Failure to obtain the required client consents or fund approvals could prevent completion of the Merger or result in a reduction of AUM or AUA, even if the Merger is completed, which could materially and adversely affect the Company’s business, financial condition and results of operations.

Failure to complete the Merger could adversely affect the Company and its shareholders.

If the Merger is not consummated for any reason, the Company may experience negative reactions from the capital markets, clients, employees, and other stakeholders, and the market price of DHIL common shares could decline. In addition, the Company would remain subject to certain risks and costs incurred in anticipation of the Merger, including professional fees and management distraction, without realizing any of the anticipated benefits of the transaction. Under certain circumstances specified in the Merger Agreement, DHIL may be required to pay First Eagle a termination fee of $18.0 million if the Merger Agreement is terminated prior to completion of the Merger, including in connection with DHIL’s acceptance of a superior proposal. If the Merger Agreement had been terminated in connection with a superior proposal during the applicable go-shop period, which ended on January 14, 2026, the termination fee would have been $9.0 million. Except in the case of fraud, payment of the termination fee and, if applicable, the costs and expenses of First Eagle and interest on such termination fee and expenses, will be First Eagle’s sole and exclusive remedy for such termination.

Additionally, in approving the Merger Agreement, the Board considered a number of factors and potential benefits, including the fact that the Merger Consideration to be received by holders of DHIL common shares represents a significant premium to the market price prior to the announcement of the Merger. If the Merger is not completed, neither the Company nor the holders of its common shares will realize this benefit of the Merger. Moreover, the Company will have, nevertheless, incurred substantial transaction-related costs and the loss of management time and resources.

The Merger Agreement contains numerous closing conditions that may delay or prevent completion of the Merger.

The Merger Agreement provides that the completion of the Merger is subject to the satisfaction or, to the extent permitted, waiver of customary closing conditions, including, among others, the adoption of the Merger Agreement by the affirmative vote of a majority of the shares of DHIL common stock outstanding and entitled to vote thereon, the expiration or termination of the applicable waiting period under the HSR Act and receipt of the requisite client consents based on revenue run rate. While it is anticipated that the Merger will be consummated by the third quarter of 2026, the closing conditions may not be satisfied in a timely manner or at all, or an effect, event, development, or change could delay or prevent these conditions from being satisfied. Any delay in satisfying these conditions could delay the completion of the Merger or prevent it from being completed at all. Therefore, the timing of the Merger is uncertain and there can be no assurance that the conditions to closing will be satisfied on the expected timeline, or at all.

The Merger Agreement restricts the Company's ability to operate its business or solicit alternative acquisition proposals prior to completion of the Merger.

From the date of execution of the Merger Agreement until completion of the Merger or termination of the Merger Agreement, the Company is subject to certain customary restrictions on its activities, including limitations on capital expenditures, investments, hiring, compensation actions, and other specified activities. These restrictions may prevent the Company from pursuing otherwise attractive business opportunities or responding effectively to market developments prior to completion of the Merger, which could adversely affect the Company’s business and operating results, regardless of whether the Merger is completed. The Company is also subject to customary restrictions on its ability to solicit or engage with third parties on alternative acquisition proposals and the Board’s ability to change its recommendation to shareholders to adopt the Merger Agreement, subject to certain exceptions in accordance with its fiduciary duties.

The Company may be subjected to lawsuits relating to the Merger, which could adversely affect its business, financial condition, and operating results.

The Company and DHIL’s directors and officers may become subject to lawsuits relating to the Merger. Such litigation is very common in connection with mergers and acquisitions of public companies, regardless of the merits of the underlying merger or acquisition.

While the Company and its legal counsel will evaluate and defend against any actions vigorously, the costs of the defense of such lawsuits and other effects of such litigation could have an adverse effect on the Company’s business, financial condition, and operating results.

Certain directors and executive officers have interests in the Merger that may differ from, or be in addition to, the interests of shareholders.

The Company’s directors and executive officers have interests in the Merger that may differ from, or be in addition to, those of shareholders generally, including, among others, vesting of equity awards, potential severance benefits, and continued indemnification and insurance coverage. These interests may create conflicts of interest in connection with the consideration and approval of the Merger and may influence their actions or recommendations regarding the transaction.

The Company will become a private company following completion of the Merger, which will reduce transparency and eliminate shareholders' ability to participate in future growth.

If the Merger is completed, DHIL common shares will be de-listed from Nasdaq and de-registered under the Exchange Act, and the Company will no longer be required to file periodic reports with the SEC. Former shareholders will no longer have an opportunity to benefit from future appreciation in the value of the Company and will have no voting rights or ability to influence management or corporate governance following completion of the Merger.

The Company may not realize anticipated benefits of the Merger and integration risks may adversely affect the business following completion.

Although the Company expects the Merger to provide strategic and operational benefits to the Company, the realization of these benefits will depend on, among other things, successful integration of the Company into First Eagle’s organization, retention of key investment professionals and clients, and alignment of business practices and systems. Integration efforts may be costly, time-consuming, and disruptive, and management’s attention may be diverted from ongoing operations. If these challenges are not successfully managed, the anticipated benefits of the Merger may not be realized or may be realized more slowly than expected.

The Company has incurred, and expects to continue to incur, substantial transaction costs in connection with the Merger.

In connection with the Merger, the Company has incurred, and expects to continue to incur, significant costs and expenses, including financial advisory, legal, accounting, consulting, other advisory fees and expenses, and other related charges and costs. The Company will not be able to quantify the exact amount of these costs, charges, and expenses or the period in which they will be incurred until after the Merger is completed. While the Company has assumed that a certain level of expenses will be incurred in connection with the Merger, there are many factors that could affect the total amount or timing of any integration and implementation expenses. Some of the factors affecting the costs associated with the Merger include the timing of the completion of the Merger and the resources required for the completion of the Merger. There are also a large number of processes, policies, procedures, operations, technologies, and systems that will be required to be integrated, updated, or developed in connection with the Merger. There may also be additional unanticipated significant costs in connection with the Merger that the Company does not anticipate and may not be able to recoup.

Business Risks

Poor investment results or adverse ratings of the Company’s products could affect its ability to attract new clients or could reduce its AUM, potentially negatively impacting revenue and net income.

If the Company fails to deliver acceptable investment results for its clients, both in the short and long term, the Company could experience diminished investor interest and a decrease in its AUM.

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

The Company’s success depends on highly skilled personnel, including portfolio managers, research analysts, and management, many of whom have specialized expertise and extensive experience in the investment management industry. Financial services professionals are in high demand, and the Company faces significant competition for qualified employees. Other than DHIL’s Chief Executive Officer and President (the "CEO") and DHCM's President and Chief Client Officer, Company employees do not have employment contracts and generally can terminate their employment at any time. The Company may not be able to retain or replace key personnel. To retain or replace its key personnel, the Company may be required to increase compensation, which would decrease its net income. The loss of key personnel could damage the Company’s reputation and make it more difficult to retain and attract new employees and clients. A loss of client assets resulting from the departure of key personnel may materially decrease the Company’s revenues and net income.

The Company’s investment results and/or growth in its AUM may be constrained if appropriate investment opportunities are not available or if the Company closes certain of its investment strategies to new investors.

The Company’s ability to deliver excellent investment results depends in large part on its ability to identify appropriate investment opportunities in which to invest client assets. If the Company is unable to identify sufficient investment opportunities for existing and new client assets on a timely basis, its investment results could be adversely affected. The risk that appropriate investment opportunities may be unavailable is influenced by a number of factors, including general market conditions, and is likely to increase if the Company’s AUM increases rapidly. The Company’s efforts to establish and develop new strategies may face challenges or ultimately be unsuccessful, which could impact its results of operations, reputation, and/or culture. In addition, if the Company determines that sufficient investment opportunities are not available for an investment strategy, or it believes that it is necessary to continue to produce attractive returns from an investment strategy, the Company will consider closing the investment strategy to new investors. If the Company misjudged the point at which it would be optimal to close an investment strategy, the investment results of the strategy could be negatively impacted. The Company has closed investment strategies in the past and may do so again in the future. As of December 31, 2025, the Company does not have any closed investment strategies.

The Company is subject to substantial competition in all aspects of its business, which could reduce its AUM, AUA, revenues, and profitability.

The Company’s investment products compete against investment products and services from:

•
Asset management firms;
•
Mutual fund companies;
•
Commercial banks and thrift institutions;
•
Insurance companies;
•
Interval and other closed-end funds;
•
Exchange-traded funds;
•
Private funds, including hedge funds and private equity and credit funds; and
•
Brokerage and investment banking firms.

Many of the Company’s competitors have substantially greater resources and may operate in more markets or offer a broader range of products, including passively managed or “index” products. Some of these institutions operate in a different regulatory environment, which may give them certain competitive advantages in the investment products and portfolio structures that they offer. The Company competes with other providers of investment services primarily based upon its philosophy, performance, and quality of client service. Some institutions have a broader array of products and distribution channels, which makes it more difficult for the Company to compete. If current or potential clients decide to use one of the Company’s competitors, the Company could face a significant decline in AUM, AUA, revenues, and net income. If the Company is required to lower its fees to remain competitive, its net income could be significantly reduced because some of the Company’s expenses are fixed, especially over shorter periods of time, and its expenses may not decrease in proportion to the decrease in revenues. Over the past several years, investors have generally shown a preference for passive investment products over actively managed strategies. Additionally, the Company faces increasing competition from ETFs, including low-cost, passively managed ETFs that may be more attractive to certain investors due to their pricing, liquidity, tax efficiency, and ease of trading. Continued growth in ETFs, including actively managed ETFs offered by competitors, could further pressure the Company’s ability to attract and retain assets and may adversely affect its AUM, revenues, and profitability.

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

The Company’s ability to attract additional AUM is dependent on its relationship with third-party financial intermediaries. The Company compensates some of these intermediaries for access to investors and for various marketing services provided. These distribution sources and client bases may not continue to be accessible to the Company under reasonable terms, or at all. If such investor access is restricted or eliminated, it could have an adverse effect on the Company’s results of operations. Fees paid to financial intermediaries for investor access and marketing services have generally increased in recent years. Any loss of access to, or increase in fees required by, third-party distribution sources could also negatively impact client inflows, increase client outflows, or otherwise disrupt the Company’s ability to raise and retain AUM, which could further adversely affect its results of operations.

A significant portion of DHCM’s revenues is concentrated in a limited number of strategies, particularly the Diamond Hill Large Cap strategy, and declines in AUM, investment performance, or client flows could materially and adversely affect the Company's results.

A substantial portion of DHCM’s revenues is derived from advisory and administration agreements with a limited number of strategies. During 2025, advisory contracts with the Diamond Hill Large Cap strategy, Diamond Hill Long-Short strategy, and Diamond Hill Short Duration Securitized Bond strategy represented approximately 50%, 12%, and 10% of total revenues, respectively, with the Diamond Hill Large Cap Fund representing the single largest source of revenue.

As a result of this concentration, DHCM is particularly exposed to changes in AUM, relative investment performance, and net client flows within these funds and strategies. As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” DHCM has experienced sustained net outflows in its Large Cap strategy, driven by a combination of client rebalancing activity, asset allocation shifts, and relative investment performance. Continued underperformance, elevated net redemptions, or declines in Large Cap AUM could materially reduce advisory fee revenue and negatively impact operating results.

Although DHCM seeks to diversify its asset base across strategies and client channels, there can be no assurance that growth in other strategies or favorable market conditions will be sufficient to offset declines in Large Cap or other concentrated revenue sources. Any material reduction in AUM or revenues associated with the Diamond Hill Large Cap Fund or other significant Proprietary Funds would have a material adverse effect on DHCM’s business, results of operations, and financial condition.

A significant portion of DHCM's revenues are based on advisory and administration agreements with the Proprietary Funds that are subject to termination without cause and on short notice.

DHCM generated approximately 70%, 66%, and 68% of its revenues during 2025, 2024, and 2023, respectively, from advisory and administration agreements with the Proprietary Funds. DHCM’s advisory and administration agreements with the Proprietary Funds are generally terminable by either party upon 60 days’ prior written notice without penalty and are subject to annual approval by the applicable board of trustees or by a vote of the majority of the outstanding voting securities of each Proprietary Fund. In addition, these agreements automatically terminate upon an assignment by either DHCM or the applicable Proprietary Fund, which would occur at the effective time of the Merger if the closing of the Merger occurs.

The Proprietary Funds are not obligated to renew these agreements on their current terms, if at all, and may seek to renegotiate fees or other contractual provisions. The decision to renew or terminate an advisory or administration agreement may be influenced by a variety of factors, including investment performance, AUM, fee levels, regulatory considerations, and competitive alternatives.

The loss, non-renewal, or modification of any advisory or administration agreement with a Proprietary Fund—particularly the Diamond Hill Large Cap Fund, Diamond Hill Long-Short Fund, or Diamond Hill Short Duration Securitized Bond Fund—could materially reduce DHCM’s revenues and could have a material adverse effect on its results of operations and financial condition. There can be no assurance that the Proprietary Funds will continue their contractual relationships with DHCM on current terms, or at all. For additional information, see the respective proxy statements of the Proprietary Funds seeking fund shareholder approval of the assignment of the fund investment management agreements with DHCM.

Negative public opinion of the Company could impair its reputation, cause it to lose clients and adversely affect its share price.

Negative public opinion can result from the Company’s actual or alleged conduct in any number of activities, including trading practices, corporate governance and acquisitions, diversity, equity and inclusion issues, social media and other marketing activities, and actions taken by governmental regulators and community organizations in response to any of the foregoing. Negative public opinion could adversely affect the Company’s ability to attract and maintain clients, could expose the Company to potential litigation or regulatory action, and could have a material adverse effect on its share price or result in heightened volatility as well as on its revenues and results of operations.

Operational Risks

Cybersecurity attacks could prevent the Company from managing client portfolios, cause the unauthorized disclosure of sensitive or confidential client or employee information or result in misappropriation of information or funds, each of which could severely harm its business.

In the ordinary course of its business, the Company collects, processes, and transmits sensitive and confidential information about its clients and employees, as well as proprietary information about its business. The Company has policies and procedures pursuant to which it takes numerous security measures to prevent cyberattacks of various kinds as well as fraudulent and inadvertent activity by persons who have been granted access to such sensitive or confidential information. Nevertheless, the Company’s systems, like all technology systems, remain vulnerable to unauthorized access, which can result in theft or corruption of information. In addition, the Company shares information with third-party vendors upon whom it relies for various functions. The systems of such third parties also are vulnerable to cyber threats. Unauthorized access can come from unrelated third parties through the internet, from access to hardware removed from the Company’s or those third parties’ premises, or from employees acting intentionally or inadvertently.

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

Whether information is corrupted, stolen, or inadvertently disclosed, and regardless of the type and nature of the information (e.g., proprietary information about the Company’s business or personal information about clients or employees), it could have various adverse impacts on, and be materially harmful to, the Company, including the following:

•
The Company’s reputation could be harmed, resulting in the loss of clients, vendors, and employees or making payments or concessions to such persons to maintain its relationships with them;
•
The Company’s inability to operate its business fully, even if temporarily, and thus, fulfill contracts with clients or vendors, could result in termination of contracts and loss of revenue;
•
Harm suffered by clients or vendors whose contracts have been breached, or by clients, vendors, or employees whose information is compromised, could result in costly litigation against the Company;
•
The Company’s need to focus attention on remediation of a cybersecurity issue could take its attention away from the operation of its business, resulting in lost revenue;
•
The Company could incur costs to repair systems made inoperable by a cyberattack and to make changes to its systems to reduce future cyber threats. Those changes could include, among other things, obtaining additional technologies as well as employing additional personnel and training employees;
•
The interruption of the Company’s business or theft of proprietary information could harm its ability to compete; and
•
Any losses that the Company may be responsible to bear may not be covered by insurance.

Any of the above potential impacts of a cybersecurity incident, individually or collectively, could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Failure to keep pace with technological change could impair the Company’s competitiveness and growth.

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

The Company operates in an intensely competitive business environment. It may not be as successful as its competitors incorporating AI into its business or adapting to a rapidly changing marketplace which could harm its competitive positions and profitability.

The Company operates in an intensely competitive environment, and many competitors are investing heavily in AI and related technologies. The Company’s competitors may be larger, more diversified, better funded, and have access to more advanced technology, including generative AI. These competitive advantages may enable the Company's competition to innovate better and more quickly, or to compete more effectively on quality and price, which could cause the Company to lose business and profitability. Burgeoning interest in AI may increase competition and disrupt the Company’s business model. AI may lower barriers to entry in the industry and the Company may be unable to effectively compete with the products or services offered by new competitors. AI-related changes to the products and services on offer may affect customer expectations, requirements, or tastes in ways that the Company cannot adequately anticipate or adapt to, causing its business to lose revenues, market share, or the ability to operate profitably and sustainably.

Failure to effectively manage AI-related risks in an evolving regulatory environment could have an adverse effect on the Company’s growth, reputation, and business.

The Company uses machine learning and AI in its business and expects to continue to expand its AI capabilities, including through generative AI. AI methods are complex and rapidly evolving, and the introduction of AI into new or existing processes may result in new or enhanced governmental or regulatory scrutiny, intellectual property or other litigation, data protection, confidentiality or information security risks, social or ethical concerns, competitive harm or other complications. AI technologies are still being developed and have not been fully addressed by U.S. courts or federal or state laws or regulation. Furthermore, regulatory scrutiny of AI technologies and controls continues to evolve globally with new and forthcoming laws and regulations. Efforts around use of these technologies require additional investment in operational controls and procedures, development and implementation of appropriate protections and safeguards for handling the use of data with AI, including with respect to data leakage, fraud prevention and regulatory compliance costs. AI technologies may also disrupt the competitive landscape for investment management and technology services, including in commercial and operational areas such as data aggregation and quantitative models. Any failure to successfully integrate AI technologies, respond to client or market demands, accurately communicate AI initiatives, comply with AI-related regulations, identify or address any legal or regulatory issues associated with AI or effectively manage the related risks could harm the Company’s growth and reputation, adversely impact product offerings, client interactions or business initiatives, and expose the Company to legal and regulatory liabilities and additional costs, including regulatory fines or sanctions, which may cause its AUM, revenue and earnings to decline.

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

Employee misconduct could harm the Company by impairing its ability to attract and retain clients and subjecting the Company to significant legal liability, regulatory scrutiny, and reputational harm.

The Company’s controls and procedures may fail or be circumvented, its risk management policies and procedures may be inadequate and operational risks could adversely affect its reputation and financial condition.

The Company has developed and continues to update strategies and procedures specific to its business for managing risks, which include market risk, liquidity risk, operational risk, and reputational risk. Management of these risks can be very complex. These strategies and procedures may fail under some circumstances, particularly if the Company is confronted with risks that it has underestimated or not identified. Some of the Company’s risk evaluation methods depend upon information provided by others and public information regarding markets, clients, or other matters that are otherwise accessible by the Company. If the Company’s policies and procedures are not fully effective or it is not successful in capturing all risks to which it is or may be exposed, the Company may suffer harm to its reputation or be subject to litigation or regulatory actions that could have a material adverse effect on its business, results of operations, or financial condition.

Industry, Market, and Economic Risks

The Company’s AUM, which impacts revenue, is subject to significant fluctuations.

The majority of the Company’s revenue is calculated as a percentage of AUM or is related to the general performance of the equity securities markets. A decline in securities prices or in the sale of investment products, or an increase in client redemptions, generally will reduce revenue and net income. Financial market declines will generally negatively impact the level of the Company’s AUM, and consequently, its revenue and net income. A recession or other economic or political events, whether in the U.S. or globally could also adversely impact the Company’s revenue, if such events led to a decreased demand for products, a higher redemption rate, or a decline in securities prices. Investor interest in the Company’s fixed income strategies is affected by changes in interest rates and the overall credit environment. In addition, the majority of the Company’s existing AUM is managed in primarily long-only, equity investment strategies, which exposes it to greater risk than certain of its competitors who may manage assets in more diverse strategies.

The Company’s investment approach may underperform other investment approaches during certain market conditions, which could lead to client outflows and reduced revenues.

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

The Company currently has a substantial portion of its assets invested in investment strategies that it manages. All of these investments are subject to market risk and the Company’s non-operating investment income could be adversely affected by market performance. Fluctuations in investment income are expected to occur in the future and may adversely affect the Company's financial condition and results of operations.

Trading in DHIL common shares is limited, which may adversely affect the time and the price at which shareholders can sell their shares.

Although DHIL common shares are listed on The Nasdaq Global Select Market, the shares are held by a relatively small number of shareholders, and trading in its common shares has historically been relatively inactive. Certain shareholders, including certain of the Company’s directors and officers, own a significant number of shares. The spread between the bid and the ask prices is often wide. As a result, shareholders may not be able to sell their shares on short notice, and the sale of a large number of shares at one time could temporarily depress the market price.

Regulatory Risks

Changes in tax laws and unanticipated tax obligations could have an adverse impact on the Company’s financial condition, results of operations, and cash flow.

The Company is subject to federal, state, and local income taxes in the U.S. The Company cannot predict future changes in the tax regulations to which it may be subject, and any such changes could have a material impact on its tax liability or result in increased costs of its tax compliance efforts. Tax authorities may disagree with certain positions that the Company has taken or may implement changes in tax policy, which may result in the assessment of additional taxes on the Company. The Company regularly assesses the appropriateness of its tax positions and reporting. The Company cannot provide assurances, however, that tax authorities will agree with the positions it has taken, or that the Company will accurately predict the outcomes of audits, and the actual outcomes of these audits could be unfavorable.

The Company is subject to extensive governmental regulation, which can change frequently and may increase costs of compliance, reduce revenue, result in fines, penalties, and lawsuits for noncompliance, and adversely affect its results of operations and financial condition.

The Company is subject to a variety of federal securities laws, including the Advisers Act, the Company Act, the Securities Act, the Exchange Act, the Sarbanes-Oxley Act of 2002, the U.S. PATRIOT Act of 2001, and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, each as amended. In addition, the Company is subject to significant regulation and oversight by the SEC. Changes in legal, regulatory, accounting, tax, and compliance requirements could have a significant effect on the Company’s operations and results, including, but not limited to, increased expenses and reduced investor interest in certain funds and other investment products that the Company offers. The Company continually monitors legislative, tax, regulatory, accounting, and compliance developments that could impact its business. The Company and its directors, officers, and employees could be subject to lawsuits or regulatory proceedings for violations of such laws and regulations, which could result in the payment of fines or penalties and cause reputational harm to the Company, which could negatively affect its financial condition and results of operations, as well as divert management’s attention from its operations.

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

Natural disasters, global pandemics, and other unpredictable events could adversely affect the Company’s operations and financial results.

Natural disasters, outbreaks of epidemics or pandemics, terrorist attacks, extreme weather events, or other unpredictable events could adversely affect the Company’s revenues, expenses, and net income by:

•
Decreasing investment valuations in, and returns on, the investment portfolios that the Company manages and its corporate investments, thus, causing reductions in AUM, AUA, and revenue;
•
Causing disruptions in national or global economies that decrease investor confidence and make investment products generally less attractive;
•
Reducing the availability or productivity of key personnel necessary to conduct the Company’s business activities;
•
Interrupting the Company’s business operations or those of critical service providers;
•
Triggering technology delays or failures; and/or
•
Requiring substantial capital expenditures and operating expenses to restore the Company’s operations.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 1C. Cybersecurity

The Company is subject to several material risks related to cybersecurity threats. A cybersecurity attack could prevent the Company from managing client portfolios, cause the unauthorized disclosure of sensitive or confidential client or employee information, and/or result in misappropriation of information or funds, which individually or collectively could severely harm its business. In 2025, the Company did not identify any cybersecurity risks that have materially affected or are reasonably likely to materially affect its business strategy, results of operations, or financial condition. However, despite its efforts, the Company cannot eliminate all risks from cybersecurity threats or incidents, or provide assurances that it has not experienced an undetected cybersecurity incident. For more information about these risks, please see Item 1A.

The Company has an Information Security Committee (the “Committee”) to identify, assess, and manage cybersecurity risks and to implement necessary policies and procedures to mitigate those risks. The Committee also coordinates employee education efforts throughout the year. The Technology Risk & Information Security Officer serves as the Committee chair and the day-to-day manager of the Company’s information security management systems. The Committee is comprised of members having expertise in information technology infrastructure, data security, risk management, compliance, legal, and business continuity and recovery efforts. The Committee identifies and assesses risks by understanding and evaluating the Company’s systems, processes, data, and controls. This information is then augmented through participation by certain Committee members in industry threat intelligence groups designed to share best practices and emerging threats related to cybersecurity. The Committee also completes a full cybersecurity risk assessment annually, which drives the implementation of policies and procedures as well as the scope of third-party testing. The Committee has implemented an information security program that includes a comprehensive set of cybersecurity policies and procedures that follows standards established by the International Organization for Standardization (“ISO 27001”). The policies and procedures within the program, among other things, are to oversee, identify, and mitigate the Company’s cybersecurity risks as well as cybersecurity risks to the Company associated with its significant service providers and vendors. The Company’s cybersecurity policies and procedures have been independently certified by a third party as compliant with the ISO 27001 standard on an annual basis. The Committee engages third-party experts to perform penetration tests on a periodic basis and to assess whether these policies and procedures are designed appropriately and operating effectively.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The following performance graph compares the cumulative total shareholder return of an investment in DHIL common shares to that of the Russell 2000 Index and the Russell 2000 Asset Managers & Custodians Index (the “R2000 A&C Index”) for the five-year period ended December 31, 2025. The graph assumes that the value of the investment in DHIL common shares and each index was $100 on December 31, 2020. Total return includes reinvestment of all dividends. The Russell 2000 Index measures the performance of approximately 2,000 small-cap U.S. equities, and was selected as a broad equity market index comprised of companies with comparable market capitalization to DHIL. The R2000 A&C Index is comprised of the Asset Managers & Custodians subsector of the Russell 2000 Index, and provides a comparison to companies with comparable market capitalization to DHIL that operate in the same industry as the Company. The historical information set forth below is not necessarily indicative of future performance. The Company does not make or endorse any predictions as to future share performance. This performance graph shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Securities Act or the Exchange Act.

Total Return Performance
$200
$180
$160
$140
$120
$100
$80
$60
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Diamond Hill Investment Group, Inc.
Russell 2000 Index
Russell 2000 Asset Managers & Custodians Index (a)

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025	Cumulative 5 Year Total Return
Diamond Hill Investment Group, Inc.	$100	$146	$146	$136	$132	$153	53%
Russell 2000 Index	$100	$115	$91	$107	$119	$134	34%
Russell 2000 Asset Managers & Custodians Index(a)	$100	$127	$99	$136	$178	$177	77%

(a)
The R2000 A&C Index used to calculate the returns includes the following companies by year:

2021	2022	2023	2024	2025

Arlington Asset Investment Corp.	Associated Capital Group, Inc.	Associated Capital Group, Inc.	AlTi Global, Inc.	Acadian Asset Management., Inc.

Associated Capital Group, Inc.	AssetMark Financial Holdings, Inc.	AlTi Global, Inc.	AssetMark Financial Holdings, Inc.	AlTi Global, Inc.

AssetMark Financial Holdings, Inc.	Artisan Partners Asset Management, Inc.	AssetMark Financial Holdings, Inc.	Artisan Partners Asset Management, Inc.	Artisan Partners Asset Management, Inc.

Artisan Partners Asset Management, Inc.	Blucora, Inc.	Artisan Partners Asset Management, Inc.	BrightSphere Investment Group Inc	Brookfield Business Corp.

Blucora, Inc.	Brookfield Business Corp.	Avantax, Inc.	Brookfield Business Corp.	Burford Capital Limited

BrightSphere Investment Group, Inc.	BrightSphere Investment Group, Inc.	Brookfield Business Corp.	Burford Capital Limited	Cohen & Steers, Inc.

Cohen & Steers, Inc.	Cohen & Steers, Inc.	BrightSphere Investment Group, Inc.	Cohen & Steers, Inc.	Diamond Hill Investment Group, Inc.

Cowen Inc	Diamond Hill Investment Group, Inc.	Cohen & Steers, Inc.	Diamond Hill Investment Group, Inc.	GCM Grosvenor, Inc.

Diamond Hill Investment Group, Inc.	Federated Hermes, Inc.	Diamond Hill Investment Group, Inc.	GCM Grosvenor, Inc.	Hamilton Lane Incorporated

Federated Hermes, Inc.	Focus Financial Partners, Inc.	Federated Hermes, Inc.	Hamilton Lane Incorporated	P10, Inc.

Focus Financial Partners, Inc.	GAMCO Investors, Inc.	Focus Financial Partners, Inc.	Patria Investments Ltd.	Patria Investments Ltd.

GAMCO Investors, Inc.	GCM Grosvenor, Inc.	GCM Grosvenor, Inc.	PJT Partners, Inc.	Perella Weinberg Partners

GCM Grosvenor, Inc.	Greenhill & Co., Inc.	Hamilton Lane Incorporated	Perella Weinberg Partners	PJT Partners, Inc.

Greenhill & Co., Inc.	Hamilton Lane Incorporated	Oppenheimer Holdings Inc.	P10, Inc.	Silvercrest Asset Management Group Inc.

Hamilton Lane Incorporated	Manning & Napier, Inc.	Patria Investments Ltd.	Silvercrest Asset Management Group Inc.	StepStone Group, Inc.

MMA Capital Holdings, Inc.	Oppenheimer Holdings Inc.	PJT Partners, Inc.	StepStone Group, Inc.	Victory Capital Holdings, Inc.

Oppenheimer Holdings Inc.	PJT Partners, Inc.	Perella Weinberg Partners	Victory Capital Holdings, Inc.	Virtus Investment Partners, Inc.

PJT Partners, Inc.	Perella Weinberg Partners	P10, Inc.	Virtus Investment Partners, Inc.	Westwood Holdings Group, Inc.

Pzena Investment Management, Inc.	Pzena Investment Management, Inc.	Silvercrest Asset Management Group Inc.	WisdomTree, Inc.	WisdomTree, Inc.

Silvercrest Asset Management Group Inc.	Silvercrest Asset Management Group Inc.	Sculptor Capital Management, Inc.

Sculptor Capital Management, Inc.	Sculptor Capital Management, Inc.	StepStone Group, Inc.

StepStone Group, Inc.	StepStone Group, Inc.	Victory Capital Holdings, Inc.

Virtus Investment Partners, Inc.	Victory Capital Holdings, Inc.	Virtus Investment Partners, Inc.

Waddell & Reed Financial, Inc.	Virtus Investment Partners, Inc.	WisdomTree, Inc.

Westwood Holdings Group, Inc.	WisdomTree, Inc.
WisdomTree Investments, Inc.

DHIL’s common shares trade on The Nasdaq Global Select Market under the ticker symbol DHIL. The following table sets forth the high and low daily close prices during each quarter of 2025 and 2024:

	2025			2024
	High	Low	Quarterly Dividend	High	Low	Quarterly Dividend
	Price	Price	Per Share	Price	Price	Per Share
Quarter ended:
March 31	$156.59	$142.84	$1.50	$166.53	$144.68	$1.50
June 30	$145.80	$125.49	$1.50	$159.18	$138.79	$1.50
September 30	$158.38	$133.40	$1.50	$163.24	$139.35	$1.50
December 31	$170.00	$114.83	$5.50	$171.89	$150.15	$1.50

Due to the relatively low trading volume of DHIL’s common shares, bid/ask spreads can be wide at times, and therefore, quoted prices may not be indicative of the price a shareholder may receive in an actual transaction. During 2025 and 2024, approximately 7,130,745 and 4,335,746, of DHIL’s common shares were traded, respectively.

The approximate number of record holders of DHIL common shares as of February 26, 2026 was 70. The approximate number of beneficial holders of DHIL common shares held by brokers, banks, and other intermediaries was approximately 10,750 as of December 31, 2025.

During 2025, DHIL paid a quarterly cash dividend of $1.50 per common share and a special dividend of $4.00 per common share in the fourth quarter. Pursuant to the Merger Agreement, DHIL will not pay a dividend pending the closing of the Merger.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information regarding repurchases of DHIL common shares during the quarter ended December 31, 2025:

Period	Total Number of Common Shares Purchased (a)	Average Price Paid Per Common Share	Total Number of Common Shares Purchased as part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
October 1, 2025 through October 31, 2025	17,864	$138.90	17,177	$24,571,801
November 1, 2025 through November 30, 2025	—	$—	—	24,571,801
December 1, 2025 through December 31, 2025	—	$—	—	24,571,801
Total	17,864	$138.90	17,177	$24,571,801

(a)
The Company regularly withholds common shares for tax payments due upon the vesting of employee restricted shares. During the quarter ended December 31, 2025, the Company withheld 687 DHIL common shares for employee tax withholding obligations at an average price paid per share of $140.01.
(b)
On May 10, 2023, the Board approved a repurchase plan, authorizing management to repurchase up to $50.0 million DHIL common shares (“2023 Repurchase Program”). On November 4, 2024, the Board terminated the 2023 Repurchase Program and authorized management to repurchase up to $50.0 million DHIL common shares in the open market and in private transactions in accordance with applicable securities laws (“2024 Repurchase Program”). The 2024 Repurchase Program will expire on November 4, 2026, or upon the earlier completion of all authorized purchases under the program.

In connection with the 2024 Repurchase Program, DHIL entered into a Rule 10b5-1 trading arrangement. The Rule 10b5-1 trading arrangement is intended to qualify for the safe harbor under Rule 10b5-1 of the Exchange Act. A Rule 10b5-1 trading arrangement allows a company to purchase its stock at times when it would not ordinarily be in the market because of its trading policies or the possession of material nonpublic information. Because repurchases under DHIL’s Rule 10b5-1 trading arrangement are subject to specified parameters and certain price, timing, and volume restraints specified in the plan, there is no guarantee as to the exact number of common shares that will be repurchased or that there will be any repurchases at all pursuant to the plan. Purchases under the 2024 Repurchase Program may be made in the open market or through privately negotiated transactions. Purchases in the open market are intended to comply with Rule 10b-18 under the Exchange Act. In accordance with the Merger Agreement, DHIL will not repurchase its common shares under the 2024 Repurchase Program pending the closing of the Merger.

Sale of Unregistered Securities

During the quarter ended December 31, 2025, DHIL did not sell any common shares that were not registered under the Securities Act.

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

Certain statements the Company makes under this MD&A constitute “forward-looking statements” under the PSLR Act. See “Cautionary Note Regarding Forward-Looking Statements” in Part I, Item 1. You should also consider the Company’s forward-looking statements in light of the risks discussed in Part I, Item 1A, as well as the Company’s consolidated financial statements, related notes and other financial information appearing elsewhere in this Form 10-K and its other filings with the SEC.

Business Environment1

The performances of the U.S. and international equity markets, as well as the U.S. fixed income market, has a direct impact on the Company’s operations and financial position. Returns of several major equity and fixed income market indexes for 2025 were as follows:

2025
Russell 1000 Index	17.37%
Russell 2000 Index	12.81%
Russell 3000 Index	17.15%
MSCI ACWI ex USA Index	32.39%
Bloomberg Barclays U.S. Aggregate Index	7.30%
Bloomberg Barclays U.S. 1-3 Yr. Gov./Credit Index	5.35%

Equity Market Conditions

The U.S. equity markets experienced gains in 2025. The Russell 3000 Index rose 17.15%, driven by large-cap stocks rising 17.37%, while mid-cap stocks gained 10.60% and small-cap stocks increased 12.81%.

Growth stocks outperformed value stocks for the third consecutive year, continuing the trend observed for most of the last decade. The Russell 1000 Growth Index (R1000G) returned 18.56%, exceeding the Russell 1000 Value Index (R1000V) by 2.65%, percentage points (15.91%). While growth stocks were still ahead, this difference was significantly less than in each of the prior two years. The performance gap was similarly narrower in smaller capitalization stocks, with the Russell 2000 Growth Index outperforming the Russell 2000 Value Index by less than a percentage point.

The MSCI ACWI ex-U.S. Index increased 32.39% in 2025, marking a third consecutive year of gains and for the first time since 2022, outperformed U.S. Equity markets.

1 All net asset and flow data stated in this MD&A are sourced from Morningstar, Inc. © 2025/2026 Morningstar, Inc. All rights reserved. The information contained herein: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete, or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information. Past performance is not a guarantee of future results.

Fixed Income Market Conditions

The Bloomberg U.S. Aggregate Bond index returned 7.30% during 2025, the best annual performance for the index since 2020.

After lowering the federal funds rate by 100 basis points in 2024 the Board of Governors of the Federal Reserve System cut rates three times in 2025 for a total decrease of 75 basis points. Inflation ended the year slightly lower at 2.6% compared to year end 2024 at 2.9%.

The 2-year Treasury yield fell 77 basis points during the year from 4.25% to 3.48% while the 30-year Treasury yield increased 6.2 basis points from 4.78% to 4.84%, pushing the spread between the two to 137 basis points, the highest level since 2021.

Investment Flows and Market Trends

Total mutual fund and ETF inflows reached $765 billion in 2025, the second-highest annual inflow recorded in the past 25 years. Passively managed strategies accounted for $951 billion in inflows, while actively managed funds experienced $186 billion in outflows. Investors allocated $1.5 trillion to ETFs, while mutual funds saw $693 billion in outflows, continuing a multi-year trend of preference for ETFs.

Within U.S. equities, the share of actively managed fund assets has declined from 47% in 2020 to 35% in 2025. Large-cap ETFs received $556 billion in inflows, while large-cap mutual funds saw $448 billion in outflows.

International equity funds brought in $57 billion, the highest amount of inflows since 2021, following stronger relative returns of international equities compared to U.S. stocks.

In fixed income, taxable bond funds had a record $541 billion in inflows, which represented over 70% of total mutual fund and ETF flows. The conservative Ultrashort Bond category took in $105 billion of these flows reflecting investor’s fears of inflation and market volatility.

The market for actively managed ETFs continued to expand with hundreds of new products introduced and multiple mutual funds converted into ETFs. Active ETFs brought in $453 billion in inflows, representing 45% of total ETF flows, a significant increase from prior years.

Shifts in Investment Vehicles and Distribution

Investment vehicle preferences continued to change, with increased use of SMAs and model delivery programs. These options offer tax efficiency and customization, leading to broader adoption among institutional and high-net-worth investors.

Other investment structures, such as closed-end registered investment companies, CITs, private funds, and other pooled vehicles, remain relevant. Private market allocations within both retail and institutional investor portfolios have continued to grow.

Investment Results

It is imperative that the Company generate strong long-term investment results. Strong investment performance is the key driver of long-term success and meaningfully influences the Company’s ability to attract and retain clients.

The equity strategies offered by the Company have generally tended to deliver attractive absolute returns, but the market environment over the last few years has made relative performance more challenging. Trailing returns presented in the format below tend to be highly end-point sensitive, which means short periods of sharp underperformance can weigh on a strategy’s long-term track record. Because the Large Cap Composite represents 49% of Firm assets, its recent underperformance in the second half of 2025 has had a significant impact on several rows in the summary table below.

Below is a summary of the performance of the Proprietary Funds compared to their respective Morningstar categories and the Company’s investment strategy composite returns compared to their respective benchmarks. Note that a number of the Company’s strategies do not yet have a 10-year track record. To see more detail, a table is included below these illustrations which provides information on inception date, performance since inception, and the U.S. equity strategies' performance relative to the Core and Value benchmarks.

		1 Year	3 Year	5 Year	10 Year	Inception
% Funds Outperform	Morningstar Category Average	66.7%	55.6%	66.7%	33.3%	88.9%
% Assets Outperform	Morningstar Category Average	38.7%	60.1%	60.9%	28.2%	99.6%
% Composites Outperform	Performance Benchmark	57.1%	46.2%	70.0%	14.3%	78.6%
% Assets Outperform	Performance Benchmark	44.7%	33.5%	44.0%	0.6%	82.9%
% Composites Outperform	Supplemental Benchmark	28.6%	28.6%	42.9%	14.3%	57.1%
% Assets Outperform	Supplemental Benchmark	18.0%	4.9%	18.0%	3.4%	25.6%

Source: © 2025 Morningstar, Inc. All rights reserved. The information contained herein: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete, or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information. Past performance is not a guarantee of future results.

The total number of funds included in the 1-, 3-, 5-, and 10-year periods are 9, 9, 9, and 6, respectively. The percentage of Proprietary Fund assets that outperform is based on the Proprietary Fund assets as of December 31, 2025. Total fund assets for the 1-, 3-, 5-, and 10-year periods are $18.5 billion, $18.5 billion, $18.5 billion, and $10.4 billion, respectively, which represents between 35% and 63% of total Company assets for each period.

The percentage of the Company’s composites that outperform their benchmark includes all its composites (excluding Long-Duration Treasury) versus the performance benchmark for each composite, except for the Long-Short Composite which uses a blended index that is a 60%/40% weighted blend of the Russell 1000 Index and the Bloomberg U.S. Treasury Bills 1-3 Month Index as of December 31, 2024. The percentage of composite assets that outperform is based on total Company composite assets as of December 31, 2025, excluding wrap fee accounts and restricted accounts. Composite net returns are calculated using the highest applicable standard separate account fee schedule. Total composite assets for the 1-, 3-, 5-, and 10-year periods are $26.9 billion, $26.8 billion, $26.4 billion, and $17.9 billion, respectively, which represents between 61% and 92% of total Company assets for each period.

While the Company’s equity-focused strategies use core benchmarks to evaluate investment performance over full market cycles, many clients also compare the Company's results to value benchmarks. The following is a summary of the investment returns for each of the Company’s strategies as of December 31, 2025, relative to their respective core and value indices, as applicable.

		As of December 31, 2025
U.S. Equity Composites	Inception	1 Year	3 Year	5 Year	10 Year	Since Inception
Diamond Hill Large Cap	6/30/2001	5.55%	10.37%	7.94%	10.22%	8.98%
Russell 1000 Index		17.37%	22.74%	13.59%	14.59%	9.41%
Russell 1000 Value Index		15.91%	13.90%	11.33%	10.53%	7.92%
Diamond Hill Large Cap Concentrated	12/31/2011	8.56%	13.10%	9.75%	11.46%	11.91%
Russell 1000 Index		17.37%	22.74%	13.59%	14.59%	9.41%
Russell 1000 Value Index		15.91%	13.90%	11.33%	10.53%	7.92%
Diamond Hill Mid Cap	12/31/2013	13.47%	11.31%	9.51%	8.66%	7.92%
Russell Midcap Index		10.60%	14.36%	8.67%	11.01%	10.00%
Russell Midcap Value Index		11.05%	12.27%	9.83%	9.78%	8.89%
Diamond Hill Small-Mid Cap	12/31/2005	8.54%	9.44%	8.26%	8.02%	8.33%
Russell 2500 Index		11.91%	13.75%	7.26%	10.40%	8.97%
Russell 2500 Value Index		12.73%	13.21%	10.02%	9.72%	8.10%
Diamond Hill Small Cap	12/31/2000	11.93%	16.08%	12.16%	8.85%	10.11%
Russell 2000 Index		12.81%	13.73%	6.09%	9.62%	8.21%
Russell 2000 Value Index		12.59%	11.73%	8.88%	9.27%	8.61%
Diamond Hill Select	6/30/2000	13.64%	18.86%	13.17%	12.48%	10.73%
Russell 3000 Index		17.15%	22.25%	13.15%	14.29%	8.31%
Russell 3000 Value Index		15.71%	13.77%	11.18%	10.46%	8.10%
Diamond Hill Micro Cap	9/30/2021	31.20%	27.07%	N/A	N/A	18.42%
Russell Micro Cap Index		22.98%	15.20%	N/A	N/A	3.58%

Alternative Composites
Diamond Hill Long-Short	6/30/2000	19.86%	14.59%	10.76%	8.70%	7.82%
60% Russell 1000 Index / 40% BofA ML U.S. T-Bill 0-3 Month Index		12.12%	15.50%	9.64%	9.78%	6.01%

International Composites
Diamond Hill International	12/31/2016	28.41%	16.47%	9.08%	N/A	10.26%
MSCI ACWI ex USA Index		32.39%	17.33%	7.91%	N/A	8.86%

Fixed Income Composites
Diamond Hill Short Duration Securitized Bond	7/31/2016	6.67%	8.34%	4.80%	N/A	4.29%
Bloomberg Barclays U.S. 1-3 Yr. Gov./Credit Index		5.35%	4.77%	1.97%	N/A	2.04%
Diamond Hill Core Bond	7/31/2016	7.38%	5.89%	0.77%	N/A	2.46%
Bloomberg Barclays U.S. Aggregate Index		7.30%	4.66%	(0.36)%	N/A	1.51%
Diamond Hill Securitized Credit Composite	10/31/2024	12.87%	N/A	N/A	N/A	13.15%
Diamond Hill Core Plus Composite	12/31/2024	8.30%	N/A	N/A	N/A	8.30%
Bloomberg US Aggregate Bond Index		7.30%	N/A	N/A	N/A	7.30%

-	Composite returns are net of fees.
-	Index returns do not reflect any fees.

Key Financial Performance Indicators

There are a variety of key performance indicators that the Company monitors to evaluate its business results. The following table presents the results of certain key performance indicators over the past three fiscal years:

	For the Years Ended December 31,
	2025	2024	2023
Ending AUM and AUA (in millions)	$30,962	$31,925	$29,164
Average AUM and AUA (in millions)	31,836	31,610	27,321
Net cash outflows (in millions)	(2,741)	(289)	(494)

Total revenue (in thousands)	147,098	151,095	136,716
Net operating income	36,736	43,892	35,504
Adjusted net operating income(a)	$43,046	$48,696	$41,434
Average advisory fee rate	0.44%	0.45%	0.47%
Net operating profit margin	25%	29%	26%
Adjusted net operating profit margin(a)	29%	32%	30%

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

The Company’s revenues are highly dependent on both the value and composition of AUM and AUA. The following is a summary of the Company’s AUM by product and investment objective, a roll-forward of the change in AUM, and a summary of AUA for 2025, 2024, and 2023:

	Assets Under Management and Assets Under Advisement
	As of December 31,
(in millions)	2025	2024	2023
Proprietary Funds	$18,785	$18,097	$15,879
Separately managed accounts	5,110	6,108	6,617
Other pooled vehicles	3,746	3,860	3,563
Collective investment trusts	1,741	1,947	1,359
Total AUM	29,382	30,012	27,418
Total AUA	1,580	1,913	1,746
Total AUM and AUA	$30,962	$31,925	$29,164

	Assets Under Management by Investment Strategy
	As of December 31,
(in millions)	2025	2024	2023
U.S. Equity
Large Cap	$14,398	$17,702	$17,307
Small-Mid Cap	1,374	2,009	2,588
Mid Cap	882	1,082	1,023
Select	778	755	593
Small Cap	264	253	255
Large Cap Concentrated	190	129	98
Micro Cap	46	33	21
Total U.S. Equity	17,932	21,963	21,885

Alternatives
Long-Short	2,344	1,684	1,725
Total Alternatives	2,344	1,684	1,725

International Equity
International	161	141	109
Total International Equity	161	141	109

Fixed Income
Short Duration Securitized Bond	5,064	3,732	1,948
Core Fixed Income	3,691	2,416	1,735
Securitized Credit	133	52	—
Securitized Total Return	31	—	—
Long Duration Treasury	26	24	26
Total Fixed Income	8,945	6,224	3,709

Total All Strategies	29,382	30,012	27,428
(Less: Investments in affiliated funds)(a)	—	—	(10)
Total AUM	29,382	30,012	27,418
Total AUA(b)	1,580	1,913	1,746
Total AUM and AUA	$30,962	$31,925	$29,164

(a)
Certain of the Proprietary Funds own shares of the Diamond Hill Short Duration Securitized Bond Fund. The Company reduces the total AUM of each Proprietary Fund that holds such shares by the AUM of the investments held in this affiliated fund.
(b)
AUA is primarily comprised of model portfolio assets related to the Large Cap and Select strategies.

	Change in Assets Under Management
	For the Year Ended December 31,
(in millions)	2025	2024	2023
AUM at beginning of the year	$30,012	$27,418	$24,763
Net cash inflows (outflows)
Proprietary Funds	(613)	726	(599)
Separately managed accounts	(1,341)	(1,269)	(416)
Collective investment trusts	(306)	403	153
Other pooled vehicles	(481)	(149)	368
	(2,741)	(289)	(494)
Net market appreciation and income	2,111	2,883	3,149
Increase (decrease) during the year	(630)	2,594	2,655
AUM at end of the year	29,382	30,012	27,418
AUA at end of the year	1,580	1,913	1,746
Total AUM and AUA at end of year	$30,962	$31,925	$29,164

Average AUM during the year	$30,039	$29,718	$25,552
Average AUA during the year	1,797	1,892	1,769
Total Average AUM and AUA during the year	$31,836	$31,610	$27,321

	Net Cash Inflows (Outflows) Further Breakdown
	For the Year Ended December 31,
(in millions)	2025	2024	2023
Net cash inflows (outflows)
Equity	$(5,031)	$(2,544)	$(1,865)
Fixed Income	2,290	2,255	1,371
	$(2,741)	$(289)	$(494)

2025 Discussion of Net Cash Outflows

Flows out of the Company’s equity strategies were largely driven by flows out of its Large Cap, Small-Mid Cap, and Mid Cap strategies, which experienced net outflows of $4.1 billion, $0.7 billion, and $0.4 billion, respectively, partially offset by $0.3 of inflows from the Long-Short strategy. Outflows from the equity strategies were partially offset by fixed income net inflows of $2.3 billion, largely driven by flows into the Core Bond and Short Duration strategies, which both experienced net inflows of $1.1 billion.

Trend in Net Cash Outflows and Potential Impact on Results of Operations

Net cash outflows during 2025 continued to be concentrated in the Company’s equity strategies, particularly within its Large Cap strategy. As discussed above, Large Cap experienced net outflows of $4.1 billion during 2025, primarily reflecting client rebalancing activity, asset allocation shifts away from actively managed U.S. equities, and mandate-specific redemptions from certain institutional and intermediary clients. Net outflows were also influenced by relative investment performance, which trailed both core and value benchmarks and peer strategies during 2025, which contributed to elevated redemption activity.

This marks the fourth consecutive year of outflows in the Large Cap strategy. Large Cap has historically represented a significant portion of the Company’s total AUM and investment advisory fee revenue (49% of AUM and 52% of advisory fee revenues as of December 31, 2025). As a result, sustained net outflows in this strategy could negatively impact operating results if not offset by market appreciation, asset growth in other strategies, changes in product mix, or expense management initiatives. Management continues to focus on diversification of the Company’s asset base and alignment of resources with areas of client demand; however, there can be no assurance that such efforts will be sufficient to offset continued net outflows in Large Cap.

2024 Discussion of Net Cash Outflows

Flows out of the Company’s equity strategies in 2024 were largely driven by flows out of its Large Cap and Small-Mid Cap strategies, which experienced net outflows of $1.6 billion and $0.8 billion, respectively. Outflows from the equity strategies were partially offset by fixed income net inflows of $2.3 billion, largely driven by flows into the Short Duration and Core Bond strategies, which experienced net inflows of $1.6 billion and $0.6 billion, respectively.

2023 Discussion of Net Cash Outflows

Flows out of the Company’s equity strategies in 2023 were largely driven by flows out of its Large Cap strategy, which experienced net outflows of $1.4 billion. Net outflows from the Company’s other equity strategies totaled approximately $0.5 billion. Outflows from the equity strategies in 2023 were partially offset by fixed income net inflows of $1.4 billion into the Company’s fixed income strategies.

For additional information regarding the risks associated with net cash outflows, client concentration, and changes in assets under management, see “Risk Factors — A significant portion of DHCM’s revenues is concentrated in a limited number of Proprietary Funds and strategies, particularly the Diamond Hill Large Cap strategy, and declines in assets under management, investment performance, or client flows could materially and adversely affect our results.”

Consolidated Results of Operations

The following is a table and discussion of the Company’s consolidated results of operations.

(in thousands, except per share amounts and percentages)	2025	2024	% Change	2024	2023	% Change
Total revenue	$147,098	$151,095	(3)%	$151,095	$136,716	11%
Net operating income	36,736	43,892	(16)%	43,892	35,504	24%
Adjusted net operating income(a)	43,046	48,696	(12)%	48,696	41,434	18%
Investment income, net	30,545	15,119	102%	15,119	23,071	(34)%
Income tax expense	17,921	15,833	13%	15,833	15,490	2%
Net income attributable to common shareholders	48,762	43,178	13%	43,178	42,226	2%
Earnings per share attributable to common shareholders (diluted)	$17.91	$15.66	14%	$15.66	$14.32	9%
Adjusted earnings per share attributable to common shareholders (diluted)(a)	$11.56	$12.92	(11)%	$12.92	$10.28	26%
Net operating profit margin	25%	29%	NM	29%	26%	NM
Adjusted net operating profit margin(a)	29%	32%	NM	32%	30%	NM

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

Summary Discussion of Consolidated Results of Operations - 2025 Compared to 2024

Revenue for 2025 decreased $4.0 million compared to 2024, primarily due to a decrease in the average advisory fee rate from 0.45% in 2024 to 0.44% in 2025, reflecting changes in asset mix, including growth in lower-fee fixed income strategies relative to higher-fee equity strategies, partially offset by a 1% increase in total average AUM and AUA. Refer to the “Revenue” section below in this MD&A for further details on the decrease in the average advisory fee rate.

Operating profit margin was 25% for 2025 and 29% for 2024. The decrease in operating profit margin was primarily driven by an increase in selling, general and administrative expenses (3% of the 4% margin decrease) and deferred compensation expense (1% of the 4% margin decrease). Included in selling, general and administrative expenses were $2.9 million of transaction-related expenses associated with the Company's pending merger with First Eagle, which reduced operating profit margin by approximately 2%.

Adjusted net operating profit margin was 29% for 2025 and 32% for 2024. Adjusted net operating profit margin excludes the impact of market movements on the deferred compensation liability and related economic hedges, and the impact of the Proprietary Funds consolidated during the period. Refer to Note 2 to the consolidated financial statements for a detailed description of the funds that are consolidated during the period. Refer to the “Non-GAAP Financial Measures and Reconciliation” section below in this MD&A for further details on adjusted net operating profit margin.

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

The Company had $30.5 million in investment income in 2025, compared to $15.1 million in investment income in 2024. The increase in investment income reflects favorable market conditions during 2025, including higher equity market returns and improved performance across portions of the fixed income markets, which positively impacted the value of the Company’s investment portfolio.

Income tax expense increased $2.1 million in 2025, compared to 2024. The increase in income tax expense was primarily due to an increase in the Company’s income before taxes.

The Company generated net income attributable to common shareholders of $48.8 million ($17.91 per diluted share) for 2025, compared to $43.2 million ($15.66 per diluted share) for 2024. The year-over-year increase in net income attributable to common shareholders was primarily due to an increase in investment income in 2025 compared to 2024, partially offset by a decrease in operating income.

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

Adjusted net operating profit margin was 32% for 2024 and 30% for 2023. Adjusted net operating profit margin excludes the impact of market movements on the deferred compensation liability and related economic hedges, and the impact of the Proprietary Funds consolidated during the period.

The Company had $15.1 million in investment income due to market appreciation in 2024, compared to $23.1 million in investment income due to market appreciation in 2023.

Income tax expense increased $0.3 million in 2024, compared to 2023. The increase in income tax expense was due to an increase in the Company’s income before taxes, and an increase in its effective tax rate from 26.4% to 26.8% year over year. The increase in the Company’s effective tax rate in 2024 was due to the impact attributable to redeemable noncontrolling interests.

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

Revenue

(in thousands, except percentages)	2025	2024	% Change	2024	2023	% Change
Investment advisory	$139,869	$143,342	(2)%	$143,342	$129,180	11%
Fund administration, net	7,229	7,753	(7)%	7,753	7,536	3%
Total	$147,098	$151,095	(3)%	$151,095	$136,716	11%

Revenue - 2025 Compared to 2024

Investment Advisory Fees. Investment advisory fees decreased by $3.5 million or 2%, from 2024 to 2025. Investment advisory fees are calculated as a percentage of the market value of client accounts at contractual fee rates, which vary by investment product. The decrease in investment advisory fees was primarily due to a decrease in the average advisory fee rate from 0.45% to 0.44% period over period, partially offset by a slight increase in total average AUM and AUA of 1%.

The average advisory fee rate for equity assets remained flat at 0.48% in 2024 and 2025. The average advisory fee rate for fixed income assets increased from 0.30% in 2024 to 0.33% in 2025. The decrease in the total average advisory fee rate was due to the growth in fixed income assets, which increased from 15% of total average AUM and AUA in 2024, to 24% in 2025. The average advisory fee rate is calculated by dividing investment advisory revenues by total average AUM and AUA during the period. If the trend in the growth in fixed income assets as a percentage of total assets continues, the total average advisory fee rate could continue to decline.

Fund Administration Fees. Fund administration fees decreased $0.5 million, or 7%, from 2024 compared to 2025. Fund administration fees include administration fees received from the Proprietary Funds, which are calculated as a percentage of the funds’ average AUM. This decrease was primarily due to an increase in administration fees paid on behalf of the funds as a percentage of average fund AUM in part due to the expense of new funds added during the period, partially offset by the impact of a 9% increase in the Proprietary Funds’ average AUM from 2024 compared to 2025.

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

Expenses

(in thousands, except percentages)	2025	2024	% Change	2024	2023	% Change
Compensation and related costs, excluding deferred compensation expense	$72,468	$74,589	(3)%	$74,589	$70,731	5%
Deferred compensation expense	6,095	4,776	28%	4,776	5,600	(15)%
General and administrative	19,670	16,785	17%	16,785	14,935	12%
Sales and marketing	8,202	7,510	9%	7,510	6,684	12%
Fund administration	3,927	3,543	11%	3,543	3,262	9%
Total	$110,362	$107,203	3%	$107,203	$101,212	6%

Expenses - 2025 Compared to 2024

Compensation and Related Costs, Excluding Deferred Compensation Expense. Employee compensation and related costs (excluding deferred compensation expense) decreased by $2.1 million in 2025. This decrease is due to a decrease in incentive compensation of $3.6 million and a decrease in severance expense of $0.7 million, partially offset by an increase in restricted shares expense of $1.6 million and an increase in salary and related benefits of $0.6 million. On average, the Company had 125 employees in 2025 and 128 employees in 2024. Incentive compensation expense can fluctuate significantly period over period as the Company evaluates investment performance, individual performance, its own performance, and other factors.

Deferred Compensation Expense. Deferred compensation expense was $6.1 million for 2025 compared to $4.8 million for 2024, primarily due to an increase in market appreciation on the Deferred Compensation Plans’ investments in 2025 compared to 2024.

The gain (loss) on the Deferred Compensation Plans’ investments increases (decreases) deferred compensation expense (benefit) and is included in operating income. Deferred compensation expense (benefit) is offset by an equal amount in investment income (loss) below net operating income on the consolidated statements of income, and thus, has no impact on net income attributable to the Company.

General and Administrative. General and administrative expenses increased by $2.9 million, or 17%, from 2024 compared to 2025. This increase was primarily due to transaction costs of $2.9 million related to the Company’s proposed merger with First Eagle.

Sales and Marketing. Sales and marketing expenses increased by $0.7 million, or 9%, from 2024 compared to 2025. The increase was primarily due to a $0.5 million increase in payments made to third-party intermediaries as a result of the increase in the Proprietary Funds’ average AUM period over period and a $0.2 million increase in distribution data costs for technology utilized by the sales and marketing teams.

Fund Administration. Fund administration expenses increased by $0.4 million, or 11%, from 2024 compared to 2025. Fund administration expenses consist of both variable and fixed expenses. The variable expenses are based on Proprietary Fund AUM levels and the number of shareholder accounts. The increase was due to an increase in variable expenses as a result of a 9% increase in the Proprietary Funds’ average AUM period over period.

Expenses - 2024 Compared to 2023

Compensation and Related Costs, Excluding Deferred Compensation Expense. Employee compensation and related costs (excluding deferred compensation expense) increased by $3.9 million in 2024. This increase is due to an increase in incentive compensation of $1.8 million, an increase in salary and related benefits of $1.0 million, an increase in severance expense of $0.9 million, and an increase in restricted shares expense of $0.2 million. On average, the Company had 128 employees in 2024 and 129 employees in 2023. Incentive compensation expense can fluctuate significantly period over period as the Company evaluates investment performance, individual performance, its own performance, and other factors.

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

Liquidity and Capital Resources

Sources of Liquidity

The Company’s current financial condition is liquid, with a significant amount of its assets comprised of cash and cash equivalents, investments, accounts receivable, and other current assets. The Company’s main source of liquidity is cash flows from operating activities, which are generated from investment advisory and fund administration fees. Cash and cash equivalents, investments held directly by DHCM, accounts receivable, and other current assets represented $200.4 million and $187.4 million of total assets as of December 31, 2025, and 2024, respectively. The Company believes that these sources of liquidity, as well as its continuing cash flows from operating activities, will be sufficient to meet its current and future operating needs for the next 12 months and beyond.

Uses of Liquidity

The Company’s primary uses of liquidity include funding operating expenses, seed capital investments in new and existing investment strategies, capital expenditures, and the return of capital to shareholders through dividends and share repurchases.

In connection with the execution of the Merger Agreement, the Company is subject to customary interim operating covenants that restrict certain actions prior to the completion or termination of the Merger Agreement. Among other things, these covenants prohibit the Company, without the prior written consent of First Eagle, from declaring or paying dividends, repurchasing DHIL common shares, issuing equity securities, or making, increasing, reducing, redeeming, or otherwise modifying seed capital investments.

As a result of these restrictions, the Company does not expect to make dividend payments, repurchase DHIL common shares, issue equity securities, or initiate, redeem, or materially modify seed capital investments prior to the consummation or termination of the Merger.

Share Repurchases

On November 4, 2024, the Board approved the 2024 Repurchase Program. The 2024 Repurchase Program authorizes management to repurchase up to $50.0 million of DHIL’s common shares in the open market and in private transactions in accordance with applicable securities laws. The 2024 Repurchase Program will expire on May 4, 2026, or upon the earlier completion of all authorized purchases under the program. As of December 31, 2025, $24.6 million remained available for repurchases under the 2024 Repurchase Program. Prior to the approval of the 2024 Repurchase Program, the Company repurchased shares under similar repurchase programs.

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

The Company is restricted from repurchasing shares during the pendency of the Merger pursuant to the terms of the Merger Agreement.

The following table summarizes the Company’s annual share repurchase transactions:

Year	Total Number of Shares Purchased	Average Price Paid Per Share Purchased	Purchase Price of Shares Purchased
2025	120,081	$140.61	$16,884,763
2024	195,224	154.92	30,244,638
2023	212,638	162.81	34,619,944
Total	527,943	$154.85	$81,749,345

Dividends

Fiscal 2025 was the 18th consecutive year that the Company paid a dividend.

A summary of cash dividends paid during the years ended December 31, 2025, 2024, and 2023 is presented below:

Year	Regular Dividend Per Share	Regular Dividend Total	Special Dividend Per Share	Special Dividend Total	Total Dividend Per Share	Total Dividends
2025	$6.00	$16,364,513	$4.00	$10,821,180	$10.00	$27,185,693
2024	$6.00	16,530,676	$—	—	$6.00	16,530,676
2023	$6.00	17,676,364	$—	—	$6.00	17,676,364
Total		$50,571,553		$10,821,180		$61,392,733

Under the Merger Agreement, the Company is restricted from declaring or paying dividends during the period from the signing of the Merger Agreement to the completion or termination of the Merger. As a result, the Company does not expect to declare or pay additional dividends prior to the consummation of the Merger.

Working Capital

As of December 31, 2025, the Company had working capital of approximately $165.6 million, compared to $150.4 million as of December 31, 2024. Working capital includes cash and cash equivalents, accounts receivable, investments (excluding those held in the Deferred Compensation Plans), and other current assets of DHCM, net of accounts payable and accrued expenses, accrued incentive compensation, and other current DHCM liabilities.

The Company had no debt and the Company believes its available working capital is sufficient to cover current expenses and presently anticipated capital expenditures.

Below is a summary of investments as of December 31, 2025 and 2024:

	As of December 31,
	2025	2024
Corporate Investments:
Diamond Hill Core Plus Bond Fund	$38,206,453	$35,294,858
Diamond Hill International Fund	34,312,222	54,887,433
Diamond Hill Securitized Total Return Fund	31,162,977	—
Diamond Hill Large Cap Concentrated ETF (a)	15,428,638	—
Diamond Hill Large Cap Concentrated Fund (a)	—	14,180,828
Diamond Hill Micro Cap Fund, LP	14,792,139	15,978,910
Diamond Hill Securitized Credit Fund	985,200	117,266
Total Corporate Investments	134,887,629	120,459,295
Deferred Compensation Plan Investments in the Funds	42,510,592	39,129,093
Total investments held by DHCM	177,398,221	159,588,388
Redeemable noncontrolling interest in the Consolidated Fund(s)	—	164,593
Total Investments	$177,398,221	$159,752,981

(a)
During the third quarter of 2025, the Company's investment in the Diamond Hill Large Cap Concentrated Fund was converted into an investment in the Diamond Hill Large Cap Concentrated ETF through a tax-free, in-kind exchange of mutual fund shares for ETF shares pursuant to the fund's Plan of Reorganization.

Cash Flow Analysis

Cash Flows from Operating Activities

The Company’s cash flows from operating activities are calculated by adjusting net income to reflect other significant operating sources and uses of cash, certain significant non-cash items (such as share-based compensation), and timing differences in the cash settlement of operating assets and liabilities. The Company expects that cash flows provided by operating activities will continue to serve as its primary source of working capital. Cash flows attributable to the Consolidated Funds primarily reflect changes in the underlying investment portfolios of those funds and, as such, do not impact the Company’s core operations, liquidity, or ability to fund its operating activities, as the assets and cash flows of the Consolidated Funds are not available for general corporate purposes.

In 2025, net cash used in operating activities totaled $6.6 million. Cash flows used in operating activities were primarily driven by net investment purchase activity by the Consolidated Funds of $53.0 million and the cash impact of timing differences in the settlement of other assets and liabilities of $17.6 million. These outflows were partially offset by net income of $49.4 million as well as non-cash adjustments added back to net income consisting of share-based compensation of $13.4 million and depreciation of $1.2 million.

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

Cash flows provided by investing activities totaled $32.8 million in 2025. Cash flows provided by investing activities were driven by proceeds from the sale of Company-sponsored investments totaling $46.7 million, partially offset by purchases of Company-sponsored investments of $11.5 million and purchases of property and equipment of $2.4 million.

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

In 2025, net cash used in financing activities totaled $25.3 million, consisting of the payment of dividends of $27.2 million, repurchases of DHIL’s common shares of $16.9 million and the value of shares withheld to cover employee tax withholding obligations of $4.2 million. These cash outflows were partially offset by net subscriptions received in the Consolidated Funds from redeemable non-controlling interest holders of $22.7 million and proceeds received under the ESPP of $0.3 million.

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

Supplemental Consolidated Cash Flow Statement

The following table summarizes the condensed cash flows for 2025, 2024, and 2023 that are attributable to the Company and to the Consolidated Funds, and the related eliminations required in preparing the consolidated financial statements. Cash flows attributable to the Consolidated Funds are included solely as a result of consolidation and do not affect the Company’s core liquidity or cash available for general corporate purposes.

	Year Ended December 31, 2025
	Cash flow attributable to Diamond Hill Investment Group, Inc.	Cash flow attributable to Consolidated Funds	Eliminations	As reported on the Consolidated Statement of Cash Flows
Cash flows from operating activities:
Net income	$48,761,506	$3,408,222	$(2,809,729)	$49,359,999
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	1,186,624	—	—	1,186,624
Share-based compensation	13,396,426	—	—	13,396,426
Net gains on investments	(21,517,229)	(3,408,222)	1,281,986	(23,643,465)
Net change in securities held by Consolidated Funds	—	(52,990,770)	—	(52,990,770)
Other changes in assets and liabilities	5,608,800	463,891	—	6,072,691
Net cash used in operating activities	47,436,127	(52,526,879)	(1,527,743)	(6,618,495)
Net cash provided by investing activities	1,208,391	—	31,543,102	32,751,493
Net cash used in financing activities	(48,024,427)	52,705,419	(30,015,359)	(25,334,367)
Net change during the year	620,091	178,540	—	798,631
Cash and cash equivalents at beginning of year	41,624,604	—	—	41,624,604
Cash and cash equivalents at end of year	$42,244,695	$178,540	$—	$42,423,235

	Year Ended December 31, 2024
	Cash flow attributable to Diamond Hill Investment Group, Inc.	Cash flow attributable to Consolidated Funds	Eliminations	As reported on the Consolidated Statement of Cash Flows
Cash flows from operating activities:
Net income	$43,177,729	$(226,242)	$226,431	$43,177,918
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,224,475	—	—	1,224,475
Share-based compensation	11,821,490	—	—	11,821,490
Net gains on investments	(7,799,438)	226,242	(506,951)	(8,080,147)
Net change in securities held by Consolidated Funds	—	(35,809,404)	—	(35,809,404)
Other changes in assets and liabilities	4,345,935	(81,415)	—	4,264,520
Net cash provided by operating activities	52,770,191	(35,890,819)	(280,520)	16,598,852
Net cash (used in) provided by investing activities	(5,413,528)	—	35,925,520	30,511,992
Net cash used in financing activities	(52,723,938)	$35,890,819	$(35,645,000)	(52,478,119)
Net change during the year	(5,367,275)	—	—	(5,367,275)
Cash and cash equivalents at beginning of year	46,991,879	—	—	46,991,879
Cash and cash equivalents at end of year	$41,624,604	—	—	$41,624,604

	Year Ended December 31, 2023
	Cash flow attributable to Diamond Hill Investment Group, Inc.	Cash flow attributable to Consolidated Funds	Eliminations	As reported on the Consolidated Statement of Cash Flows
Cash flows from operating activities:
Net income	$42,226,422	$3,818,572	$(2,959,446)	$43,085,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,289,315	—	—	1,289,315
Share-based compensation	11,691,890	—	—	11,691,890
Net gains on investments	(15,677,551)	(3,818,572)	2,959,446	(16,536,677)
Net change in securities held by Consolidated Funds	—	(10,930,911)	—	(10,930,911)
Other changes in assets and liabilities	4,959,742	1,110,217	—	6,069,959
Net cash provided by operating activities	44,489,818	(9,820,694)	—	34,669,124
Net cash used in investing activities	(3,675,461)	—	(530,163)	(4,205,624)
Net cash used in financing activities	(57,017,780)	$9,820,694	$530,163	(46,666,923)
Net change during the year	(16,203,423)	—	—	(16,203,423)
Cash and cash equivalents at beginning of year	63,195,302	—	—	63,195,302
Cash and cash equivalents at end of year	$46,991,879	—	—	$46,991,879

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

In addition, in connection with the proposed merger with First Eagle, the Company has incurred, and expects to continue to incur, transaction-related costs, including legal, financial advisory, accounting, proxy solicitation, and other professional fees. The timing and amount of any remaining merger-related costs will depend on the timing and outcome of the proposed transaction.

The Merger Agreement also provides for the potential payment of a termination fee under certain circumstances. See Item 1A. Risk Factors — “Failure to complete the Merger could adversely affect the Company and its shareholders” for a discussion of the potential termination fee and related risks, including how such a payment could be funded if triggered.

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

Non-GAAP Financial Measures and Reconciliation

As a supplement to information calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”), the Company is providing certain financial measures that are based on methodologies other than GAAP (“non-GAAP”). Management believes the non-GAAP financial measures below are useful measures of the Company’s core business activities, are important metrics in estimating the value of an asset management business, and help facilitate comparisons to Company operating performance across periods. These non-GAAP financial measures are presented for supplemental informational purposes only, should not be used as a substitute for financial measures calculated in accordance with GAAP and may be calculated differently from similarly titled non-GAAP measures used by other companies. The following schedules reconcile the differences between financial measures calculated in accordance with GAAP and non-GAAP financial measures for 2025 and 2024. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, as well as the Company’s condensed consolidated financial statements and related notes included in Item 8 (Financial Statements and Supplementary Data) of this report.

	Year Ended December 31, 2025
(in thousands, except percentages and per share data)	Total operating expenses	Net operating income	Total non- operating income (loss)	Income tax expense(4)	Net income attributable to common shareholders	Earnings per share attributable to common shareholders - diluted	Net operating profit margin
GAAP Basis	$110,362	$36,736	$30,545	$17,921	$48,762	$17.91	25%
Non-GAAP Adjustments:
Deferred compensation liability(1)	(6,095)	6,095	(6,095)	—	—	—	4%
Consolidated Funds(2)	—	215	(3,623)	(755)	(2,055)	(0.75)	—
Other investment income(3)	—	—	(20,827)	(5,597)	(15,230)	(5.60)	—

Adjusted Non-GAAP basis	$104,267	$43,046	$—	$11,569	$31,477	$11.56	29%

	Year Ended December 31, 2024
(in thousands, except percentages and per share data)	Total operating expenses	Net operating income	Total non- operating income (loss)	Income tax expense(4)	Net income attributable to common shareholders	Earnings per share attributable to common shareholders - diluted	Net operating profit margin
GAAP Basis	$107,203	$43,892	$15,119	$15,833	$43,178	$15.66	29%
Non-GAAP Adjustments:
Deferred compensation liability (1)	(4,776)	4,776	(4,776)	—	—	—	3%
Consolidated Funds(2)	—	28	199	61	165	0.06	—
Other investment income(3)	—	—	(10,542)	(2,825)	(7,717)	(2.80)	—

Adjusted Non-GAAP basis	$102,427	$48,696	$—	$13,069	$35,626	$12.92	32%

	Year Ended December 31, 2023
(in thousands, except percentages and per share data)	Total operating expenses	Net operating income	Total non- operating income	Income tax expense(4)	Net income attributable to common shareholders	Earnings per share attributable to common shareholders - diluted	Net operating profit margin
GAAP Basis	$101,212	$35,504	$23,071	$15,490	$42,226	$14.32	26%
Non-GAAP Adjustments:
Deferred compensation liability(1)	(5,600)	5,600	(5,600)	—	—	—	4%
Consolidated Funds(2)	—	330	(4,148)	(793)	(2,166)	(0.73)	—
Other investment income(3)	—	—	(13,323)	(3,571)	(9,752)	(3.31)	—

Adjusted Non-GAAP Basis	$95,612	$41,434	$—	$11,126	$30,308	$10.28	30%

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
(4)
The income tax expense impacts were calculated and resulted in an overall non-GAAP effective tax rate of 26.9% for 2025, 26.8% for 2024 and 26.8% for 2023.

Critical Accounting Estimates

The preparation of financial statements requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures of contingent assets and liabilities. The Company evaluates such estimates, judgments, and assumptions on an ongoing basis, and bases its estimates, judgments, and assumptions on historical experiences, current trends, and various other factors that it believes to be reasonable under the circumstances. By their nature, these estimates, judgments, and assumptions are subject to uncertainty, and actual results may differ materially from these estimates.The following accounting estimates are considered to be the most critical to the Company, as these are the primary areas where financial information is subject to the Company’s estimates, assumptions and judgment in the preparation of our consolidated financial statements.

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

The table below summarizes the Company’s market risks as of December 31, 2025, and shows the effects of a hypothetical 10% increase and decrease in investments.

		Fair Value	Fair Value
		Assuming a	Assuming a
	Fair Value as of	Hypothetical	Hypothetical
	December 31, 2025	10% Increase	10% Decrease
Equity investments	$98,515,280	$108,366,808	$88,663,752
Fixed Income investments	78,882,941	86,771,235	70,994,647
Total	$177,398,221	$195,138,043	$159,658,399

ITEM 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (KPMG LLP, Columbus, OH, Auditor Firm ID: 185)	44
Consolidated Balance Sheets as of December 31, 2025 and 2024	46
Consolidated Statements of Income for the years ended December 31, 2025, December 31, 2024, and December 31, 2023	47
Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest for the years ended December 31, 2025, December 31, 2024, and December 31, 2023	48
Consolidated Statements of Cash Flows for the years ended December 31, 2025, December 31, 2024, and December 31, 2023	49
Notes to Consolidated Financial Statements	50

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Diamond Hill Investment Group, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Diamond Hill Investment Group, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, shareholders’ equity and redeemable noncontrolling interest, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of the assets under management data used in the calculation of investment advisory fee revenue for separately managed accounts, collective investment trusts and other pooled vehicles

As discussed in Note 2 to the consolidated financial statements, the Company recognizes investment advisory fee revenue for its separately managed accounts, collective investment trusts and other pooled vehicles based on a percentage of its assets under management (AUM). The Company recognized $38.5 million in investment advisory fees related to separately managed accounts, collective investment trusts and other pooled vehicles during the year ended December 31, 2025. AUM is an input to the calculation of the investment advisory fee revenue. Specifically, as it pertains to these accounts, the inputs to the AUM calculation and the calculated

AUM value are transmitted through multiple information technology (IT) systems used in the calculation of investment advisory fee revenue.

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

Columbus, Ohio

February 26, 2026

Diamond Hill Investment Group, Inc.

Consolidated Balance Sheets

	December 31,
	2025	2024

ASSETS
Cash and cash equivalents	$42,423,235	$41,624,604
Investments	177,398,221	159,752,981
Accounts receivable	19,264,233	20,205,678
Prepaid expenses	3,476,759	3,694,019
Income taxes receivable	571,547	1,550,718
Property and equipment, net of depreciation	9,822,467	8,380,594
Deferred taxes	7,447,374	9,918,056
Total assets	$260,403,836	$245,126,650
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$7,064,219	$5,599,931
Accrued incentive compensation	28,000,000	31,500,000
Lease liability	6,398,220	6,335,490
Deferred compensation	42,510,592	39,129,093
Total liabilities	83,973,031	82,564,514
Redeemable noncontrolling interest	5,493	246,008
Permanent Shareholders’ Equity
Common shares, no par value: 7,000,000 shares authorized; 2,705,580 issued and outstanding at December 31, 2025 (inclusive of 274,349 unvested shares); 2,670,469 issued and outstanding at December 31, 2024 (inclusive of 173,120 unvested shares)	51,332,432	28,478,515
Preferred shares, undesignated: 1,000,000 shares authorized and unissued	—	—
Deferred equity compensation	(29,245,119)	(15,833,657)
Retained earnings	154,337,999	149,671,270
Total permanent shareholders’ equity	176,425,312	162,316,128
Total liabilities and shareholders’ equity	$260,403,836	$245,126,650

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.

Consolidated Statements of Income

	Year ended December 31,
	2025	2024	2023
REVENUES:
Investment advisory	$139,869,012	$143,341,943	$129,179,500
Fund administration, net	7,228,847	7,753,188	7,536,871
Total revenue	147,097,859	151,095,131	136,716,371
OPERATING EXPENSES:
Compensation and related costs, excluding deferred compensation expense	72,467,328	74,588,900	70,730,640
Deferred compensation expense	6,095,295	4,775,627	5,599,880
General and administrative	19,669,870	16,784,783	14,935,033
Sales and marketing	8,201,866	7,510,182	6,684,410
Fund administration	3,927,403	3,543,848	3,262,421
Total operating expenses	110,361,762	107,203,340	101,212,384
NET OPERATING INCOME	36,736,097	43,891,791	35,503,987
NON-OPERATING INCOME
Investment income, net	30,545,393	15,119,200	23,071,441
Total non-operating income	30,545,393	15,119,200	23,071,441
NET INCOME BEFORE TAXES	67,281,490	59,010,991	58,575,428
Income tax expense	(17,921,491)	(15,833,073)	(15,489,880)
NET INCOME	49,359,999	43,177,918	43,085,548
Net income attributable to redeemable noncontrolling interest	(598,493)	(189)	(859,126)
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$48,761,506	$43,177,729	$42,226,422
Earnings per share attributable to common shareholders
Basic	$17.91	$15.66	$14.32
Diluted	$17.91	$15.66	$14.32
Weighted average shares outstanding
Basic	2,723,272	2,757,860	2,948,625
Diluted	2,723,272	2,757,860	2,948,625

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.

Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest

	Shares Outstanding	Common Shares	Deferred Equity Compensation	Retained Earnings	Total	Redeemable Noncontrolling Interest
Balance at December 31, 2022	3,010,457	$51,688,631	$(17,011,144)	$128,994,758	$163,672,245	$14,126,198
Issuance of restricted share grants	59,578	11,131,853	(11,131,853)	—	—	—
Amortization of restricted share grants	—	—	11,603,239	—	11,603,239	—
Issuance of common shares related to 401(k) plan match	99	16,344	—	—	16,344	—
Issuance of common shares related to employee stock purchase plan	2,904	482,097	—	—	482,097	—
Shares withheld related to employee tax withholding obligations	(30,204)	(5,131,262)	—	—	(5,131,262)	—
Forfeiture of restricted share grants	(7,120)	(1,147,340)	1,147,340	—	—	—
Repurchase of common shares (inclusive of accrued excise tax of $255,969)	(212,638)	(34,875,913)	—	—	(34,875,913)	—
Cash dividends paid of $6.00 per share	—	—	—	(17,676,364)	(17,676,364)	—
Net income	—	—	—	42,226,422	42,226,422	859,126
Net deconsolidations of Company sponsored investments	—	—	—	—	—	(25,336,181)
Net subscriptions of Consolidated Funds	—	—	—	—	—	10,350,857
Balance at December 31, 2023	2,823,076	$22,164,410	$(15,392,418)	$153,544,816	$160,316,808	$—
Issuance of restricted share grants	87,344	13,474,536	(13,474,536)	—	—	—
Amortization of restricted share grants	—	—	11,763,736	—	11,763,736	—
Issuance of common shares related to employee stock purchase plan	2,501	385,037	—	—	385,037	—
Shares withheld related to employee tax withholding obligations	(39,757)	(6,275,907)	—	—	(6,275,907)	—
Forfeiture of restricted share grants	(7,471)	(1,269,561)	1,269,561	—	—	—
Repurchase of common shares (inclusive of accrued excise tax of $275,961)	(195,224)	—	—	(30,520,599)	(30,520,599)	—
Cash dividends paid of $6.00 per share	—	—	—	(16,530,676)	(16,530,676)	—
Net income	—	—	—	43,177,729	43,177,729	189
Net subscriptions of Consolidated Funds	—	—	—	—	—	245,819
Balance at December 31, 2024	2,670,469	$28,478,515	$(15,833,657)	$149,671,270	$162,316,128	$246,008
Issuance of restricted share grants	190,082	27,928,035	(27,928,035)	—	—	—
Amortization of restricted share grants	—	—	13,348,983	—	13,348,983	—
Issuance of common shares related to employee stock purchase plan	2,161	316,252	—	—	316,252	—
Shares withheld related to employee tax withholding	(29,468)	(4,222,780)	—	—	(4,222,780)	—
Forfeiture of restricted share grants	(7,583)	(1,167,590)	1,167,590	—	—	—
Repurchase of common shares (inclusive of accrued excise tax of $91,579)	(120,081)	—	—	(16,909,084)	(16,909,084)	—
Cash dividends paid of $10.00 per share	—	—	—	(27,185,693)	(27,185,693)	—
Net income	—	—	—	48,761,506	48,761,506	598,493
Net deconsolidations of Company sponsored investments	—	—	—	—	—	(23,529,068)
Net subscriptions of Consolidated Funds	—	—	—	—	—	22,690,060
Balance at December 31, 2025	2,705,580	$51,332,432	$(29,245,119)	$154,337,999	$176,425,312	$5,493

The accompanying notes are an integral part of these consolidated financial statements.

Diamond Hill Investment Group, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,359,999	$43,177,918	$43,085,548
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,186,624	1,224,475	1,289,315
Share-based compensation	13,396,426	11,821,490	11,691,890
(Increase) decrease in accounts receivable	593,825	(2,154,437)	(3,393,686)
Change in current income taxes	979,171	70,146	(157,317)
Change in deferred income taxes	2,470,682	1,672,382	2,783,768
Net gain on investments	(23,643,465)	(8,080,147)	(16,536,677)
Net change in securities held by Consolidated Funds	(52,990,770)	(35,809,404)	(10,930,911)
Increase (decrease) in accrued incentive compensation	(3,500,000)	2,000,000	(2,600,000)
Increase in deferred compensation	3,381,499	3,041,923	5,342,180
Other changes in assets and liabilities	2,147,514	(365,494)	4,095,014
Net cash provided by (used in) operating activities	(6,618,495)	16,598,852	34,669,124
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,435,142)	(1,363,440)	(21,705)
Purchase of Company sponsored investments	(11,523,063)	(15,125,376)	(19,469,955)
Proceeds from sale of Company sponsored investments	46,709,698	47,000,808	15,286,036
Net cash provided by (used in) investing activities	32,751,493	30,511,992	(4,205,624)
CASH FLOWS FROM FINANCING ACTIVITIES:
Value of shares withheld related to employee tax withholding obligations	(4,222,780)	(6,275,907)	(5,131,262)
Payment of dividends	(27,185,693)	(16,530,676)	(17,676,364)
Redemptions of redeemable noncontrolling interest holders	(55,009)	—	(1,772,268)
Subscriptions received from redeemable noncontrolling interest holders	22,745,069	245,819	12,123,125
Repurchases of common shares	(16,884,763)	(30,244,638)	(34,619,944)
Proceeds received under employee stock purchase plan	268,809	327,283	409,790
Net cash used in financing activities	(25,334,367)	(52,478,119)	(46,666,923)
CASH AND CASH EQUIVALENTS
Net change during the year	798,631	(5,367,275)	(16,203,423)
At beginning of year	41,624,604	46,991,879	63,195,302
At end of year	$42,423,235	$41,624,604	$46,991,879
Supplemental information related to cash activities:
Income taxes paid	$14,471,638	$14,090,545	$12,863,429
Supplemental information related to non-cash activities
Operating lease right-of-use asset addition, net of lease incentive	$207,227	$3,173,981	$—
Lease incentives included in property and equipment	$174,675	$2,837,175	$—

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

These consolidated financial statements reflect, in the opinion of the Company, all material adjustments (which include only normal recurring adjustments) necessary to fairly present the Company’s financial position as of December 31, 2025 and 2024, and results of operations for the years ended December 31, 2025, 2024, and 2023.

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

Prior to January 1, 2024, the Company recorded share repurchases as a reduction to common shares in permanent shareholders’ equity. Effective January 1, 2024, share repurchases have been recorded as a reduction to retained earnings in permanent shareholders’ equity. The Company has not reclassified any share repurchases included in common shares prior to January 1, 2024. The change did not have an impact on total shareholders’ equity.

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

As of December 31, 2025, as well as during the year ended December 31, 2025, the Company consolidated the Diamond Hill Securitized Total Return Fund. As of December 31, 2024, the Company consolidated the Diamond Hill Core Plus Bond Fund. The Company consolidated the Diamond Hill Core Plus Bond Fund for the six-months ended June 30, 2025, and effective July 1, 2025, deconsolidated the fund as the Company's ownership dropped below 50%. As of December 31, 2023, the Company did not consolidate any of the Proprietary Funds. The Company consolidated the Diamond Hill International Fund for the nine-months ended September 30, 2023, and effective October 1, 2023, deconsolidated the fund as the Company's ownership dropped below 50%. Any Proprietary Funds consolidated during the applicable period are referred to as the “Consolidated Funds.”

DHCM is the investment advisor of DHMF and is the managing member of Diamond Hill Fund GP, LLC (the “General Partner”), which is the general partner of DHMF. DHCM is wholly owned by, and consolidated with, DHIL. Further, through its control of the General Partner, DHCM has the power to direct DHMF’s economic activities and the right to receive investment advisory fees from DHMF that may be significant. DHMF's underlying assets consist primarily of marketable securities.

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

Segment Information

Management has determined that the Company operates in a single business segment, which is providing investment advisory and fund administration services. The Chief Operating Decision Maker (“CODM”) is the CEO who evaluates the performance of the business and allocates resources using a single, consolidated internal reporting structure.

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

Risks and Uncertainties

Substantially all of the Company’s revenues are derived from investment advisory and fund administration fees, which are based primarily on the value of AUM and AUA. Accordingly, the Company’s operating results are sensitive to changes in market conditions, client flows, and investment performance.

A significant portion of the Company’s AUM, AUA, and revenues is concentrated in its U.S. equity strategies, particularly the Diamond Hill Large Cap strategy. As of December 31, 2025, the Large Cap strategy represented a substantial percentage of the Company’s total AUM and investment advisory fee revenue. Changes in investment performance, client asset allocation decisions, or redemption activity affecting this strategy could have a disproportionate impact on the Company’s revenues and operating results.

During recent periods, the Company has experienced elevated net outflows in certain equity strategies, including Large Cap. While market appreciation and inflows into other strategies may partially offset the impact of such outflows, there can be no assurance that these factors will be sufficient to mitigate the effects of sustained reductions in AUM. A significant decline in AUM in the Company’s larger strategies could materially and adversely affect future revenues and cash flows.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and money market mutual funds held by DHCM. The Company considers all highly liquid temporary cash instruments with an original maturity of three months or less to be cash equivalents. The Company places its cash on deposit with U.S. financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company’s credit risk in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amount on deposit. Management monitors the financial institutions’ creditworthiness in conjunction with balances on deposit to minimize risk. The Company from time to time may have amounts on deposit in excess of the insured limits. As of December 31, 2025, the Company had $1.3 million and $41.1 million in demand deposits and money market mutual funds, respectively. As of December 31, 2024, the Company had $1.3 million and $40.3 million in demand deposits and money market mutual funds, respectively.

Accounts Receivable

The Company records accounts receivable when they are due and presents them on the balance sheet net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of the individual or entity that owes the receivable. No allowance for doubtful accounts was deemed necessary at either December 31, 2025 or 2024. Accounts receivable from the Proprietary Funds were $10.4 million and $10.3 million as of December 31, 2025 and 2024, respectively.

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

Property, plant and equipment consist of the following as of December 31, 2025 and December 31, 2024:

	As of December 31,
	2025	2024
Furniture and Fixtures	$12,691,724	$7,033,635
Software and Hardware	6,247,871	5,228,929
Construction in Progress	—	4,067,215
Right of Use Lease Asset	3,461,699	3,443,019
Total	22,401,294	19,772,798
Less: Accumulated Depreciation	(12,578,827)	(11,392,204)
Net Property, Plant and Equipment	$9,822,467	$8,380,594

Depreciation expense for the years ended December 31, 2025 and 2024 was $1,186,624 and $1,224,475, respectively.

The Company depreciates its property, plant, and equipment on a straight-line basis over the following estimated useful lives:

•
Leasehold Improvements: Life of the lease
•
Software & Hardware: 3- 5 years
•
Furniture and Fixtures: 7 years
•
Right of Use Lease Asset: Life of the lease

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

Revenue from contracts with clients that was earned during the years ended December 31, 2025, 2024 and 2023 include:

	Year Ended December 31, 2025
	Investment advisory	Fund administration, net	Total revenue
Proprietary Funds	$96,022,670	$7,228,847	$103,251,517
SMAs	21,729,108	—	21,729,108
Other pooled vehicles	10,993,466	—	10,993,466
CITs	5,750,384	—	5,750,384
Model delivery	5,373,384	—	5,373,384
	$139,869,012	$7,228,847	$147,097,859

	Year Ended December 31, 2024
	Investment advisory	Fund administration, net	Total revenue
Proprietary Funds	$92,531,710	$7,753,188	$100,284,898
SMAs	27,382,582	—	27,382,582
Other pooled vehicles	11,465,794	—	11,465,794
CITs	6,671,696	—	6,671,696
Model delivery	5,290,161	—	5,290,161
	$143,341,943	$7,753,188	$151,095,131

	Year Ended December 31, 2023
	Investment advisory	Fund administration, net	Total revenue
Proprietary Funds	$84,810,452	$7,536,871	$92,347,323
SMAs	26,075,046	—	26,075,046
Other pooled vehicles	9,261,533	—	9,261,533
Model delivery	5,211,113	—	5,211,113
CITs	3,821,356	—	3,821,356
	$129,179,500	$7,536,871	$136,716,371

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

Fund administration gross and net revenue are summarized below:

	Year Ended December 31,
	2025	2024	2023
Fund administration:
Administration revenue, gross	$27,491,596	$24,719,844	$21,597,721
Fund related expense	(20,262,749)	(16,966,656)	(14,060,850)
Fund administration revenue, net	$7,228,847	$7,753,188	$7,536,871

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBB Act”), encompassing a wide array of tax reform measures, was enacted in the U.S. The OBBB Act did not materially affect the Company’s annual effective tax rate for 2025.

Earnings Per Share

Basic and diluted earnings per share (“EPS”) are computed by dividing net income attributable to common shareholders by the weighted average number of DHIL common shares outstanding for the period, which includes unvested restricted shares. See Note 10.

Recently Adopted Accounting Guidance

In 2025, the Company adopted Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance enhances the transparency of income tax disclosures, including additional disaggregation of the effective tax rate reconciliation and income taxes paid. The adoption of this guidance did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows but resulted in enhanced disclosures in Note 9.

Newly Issued But Not Yet Adopted Accounting Guidance

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures” ("ASU 2024-03"). ASU 2024-03 requires entities to disaggregate any relevant expense caption presented on the face of the income statement within continuing operations into the following required natural expense categories, as applicable: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities or other depletion expenses. ASU 2024-03 is effective for financial statements issued for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of ASU 2024-03 on its consolidated financial statements and related disclosures. While the Company has not yet completed its assessment, the adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Note 3 Investments

The following table summarizes the carrying value of the Company’s investments as of December 31, 2025 and 2024:

	As of December 31,
	2025	2024
Fair value investments:
Securities held in Consolidated Funds(a)	$31,162,977	$35,583,162
Company-sponsored investments	30,888,582	30,146,571
Company-sponsored equity method investments	115,346,662	94,023,248
Total Investments	$177,398,221	$159,752,981

(a)
Of the securities held in the Consolidated Funds as of December 31, 2025, DHCM directly held $31.2 million and non-controlling shareholders held less than $0.1 million. Of the securities held in the Consolidated Funds as of December 31, 2024, DHCM directly held $35.4 million and non-controlling shareholders held $0.2 million.

As of December 31, 2025, the Company consolidated the Diamond Hill Securitized Total Return Fund. As of December 31, 2024, the Company consolidated the Diamond Hill Core Plus Bond Fund.

The components of net investment income are as follows:

	Year Ended December 31,
	2025	2024	2023
Realized gains	$10,761,906	$141,604	$39,096
Change in unrealized	13,186,927	9,809,930	15,690,012
Dividends	4,871,241	4,922,446	7,517,393
Interest income	1,780,863	298,186	—
Other	(55,544)	(52,966)	(175,060)
Investment income, net	$30,545,393	$15,119,200	$23,071,441

Company-Sponsored Equity Method Investments

As of December 31, 2025, the Company’s equity method investments consisted of DHMF, the Diamond Hill International Fund, the Diamond Hill Core Plus Bond Fund, and the Diamond Hill Large Cap Concentrated ETF. The Company’s ownership percentage in each of these investments was 80%, 23%, 40%, and 25%, respectively. The Company’s ownership in DHMF, the Diamond Hill International Fund, and the Diamond Hill Core Plus Bond Fund includes $12.0 million of investments held in the Deferred Compensation Plans (as defined in Note 7).

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

The following table includes the condensed summary financial information from the Company’s equity method investments as of December 31, 2025 and 2024, and for the years ended December 31, 2025, 2024, and 2023:

	As of December 31,
	2025	2024
Total assets	$362,466,842	$211,179,739
Total liabilities	11,719,191	8,334,844
Net assets	350,747,651	202,844,895
DHCM’s portion of net assets	$115,346,662	$94,023,248

	For the Year Ended December 31,
	2025	2024	2023
Investment income	$7,048,872	$4,406,158	$1,349,183
Expenses	1,888,855	1,686,238	460,670
Net realized gains	20,434,107	6,957,654	311,950
Change in unrealized	30,395,712	4,988,298	15,879,847
Net income	55,989,836	14,665,872	17,080,310
DHCM’s portion of net income	$22,411,645	$9,039,837	$9,728,056

The Company’s investments at December 31, 2025 and 2024 include its interest in DHMF, an unconsolidated VIE, as the Company is not deemed the primary beneficiary. The Company’s maximum risk of loss related to its involvement with DHMF is limited to the carrying value of its investment which was $24.4 million and $22.9 million as of December 31, 2025 and 2024, respectively.

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

The following table summarizes investments that are recognized in the Company’s consolidated balance sheet using fair value measurements (excludes investments classified as equity method investments) determined based upon the differing levels as of December 31, 2025 and 2024:

	Level 1	Level 2	Level 3	Total
December 31, 2025
Cash equivalents	$41,130,032	—	—	$41,130,032
Fair value investments:
Securities held in Consolidated Funds(a)	$1,009,441	30,153,536	—	31,162,977
Company-sponsored investments	$30,888,582	—	—	30,888,582

December 31, 2024
Cash equivalents	40,339,754	—	—	40,339,754
Fair value investments
Securities held in Consolidated Funds(a)	1,840,412	33,742,750	—	35,583,162
Company-sponsored investments	$30,146,571	—	—	$30,146,571

(a)
Of the securities held in the Consolidated Funds as of December 31, 2025, DHCM directly held $31.2 million and non-controlling shareholders held less than $0.1 million. Of the securities held in the Consolidated Funds as of December 31, 2024, DHCM directly held $35.4 million and non-controlling shareholders held $0.2 million.

Changes to fair values of the investments are recorded in the Company’s consolidated statements of income as investment income, net.

Note 5 Line of Credit

The Company has a committed Line of Credit Agreement (“Credit Agreement”) with a commercial bank that matures on December 9, 2026, which permits the Company to borrow up to $25.0 million. Borrowings under the Credit Agreement bear interest at a rate equal to the Secured Overnight Financing Rate plus 1.10%. The Company pays a commitment fee on the unused portion of the facility, accruing at a rate per annum of 0.10%.

The proceeds of the Credit Agreement may be used by the Company and its subsidiaries for ongoing working capital needs, to seed new and existing investment strategies, and for other general corporate purposes. The Credit Agreement contains customary representations, warranties, and covenants.

The Company did not borrow under the Credit Agreement during 2025, and no borrowings were outstanding as of December 31, 2025.

Note 6 Capital Stock

Common Shares

DHIL has only one class of securities outstanding, common shares, no par value per share.

Authorization of Preferred Shares

DHIL’s Amended and Restated Articles of Incorporation authorize the issuance of 1,000,000 “blank check” preferred shares with such designations, rights, and preferences as may be determined from time to time by the Board. The Board is authorized, without shareholder approval, to issue preferred shares with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting or other rights of the holders of the common shares. There were no preferred shares issued or outstanding as of either December 31, 2025, or 2024.

Note 7 Compensation Plans

Share-Based Payment Transactions

The Company maintains the shareholder-approved Diamond Hill Investment Group, Inc. 2025 Equity and Cash Incentive Plan (the “2025 Plan”) which authorizes the issuance of up to 225,000 DHIL common shares in various forms of equity awards. As of December 31, 2025, there were 162,151 DHIL common shares available for grants under the 2025 Plan. Previously, the Company issued equity awards under the Diamond Hill Investment Group, Inc. 2022 Equity and Cash Incentive Plan (the “2022 Plan”) and the Diamond Hill Investment Group, Inc. 2014 Equity and Cash Incentive Plan (the “2014 Plan”). There are no longer any DHIL common shares available for issuance under the 2022 and 2014 Plans, although certain grants previously made under the 2022 and 2014 Plans remain issued and outstanding.

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

Restricted share awards provide for accelerated vesting upon a change in control of the Company, as defined in the applicable award agreements. No change in control had occurred as of December 31, 2025, and accordingly, no accelerated vesting or incremental share-based compensation cost was recognized in the accompanying consolidated financial statements for the year ended December 31, 2025.

Restricted shares are valued based upon the fair market value of the common shares on the applicable grant date. The restricted shares are recorded as deferred compensation in the equity section of the balance sheet on the grant date and then recognized as compensation expense on a straight-line basis over the vesting period of the respective grant. The Company accounts for forfeitures as they occur and does not estimate forfeitures at the grant date.

Holders of unvested restricted shares are entitled to receive cash dividends, if and when declared, on the same basis as holders of vested common shares. Such dividend rights are nonforfeitable and are recognized as compensation expense when paid.

Compensation and related costs, excluding deferred compensation expense (benefit) includes expenses related to restricted shares of $13.3 million, $11.8 million, and $11.6 million, for the years ended December 31, 2025, 2024, and 2023, respectively.

The following table represents a roll-forward of outstanding restricted shares and related activity for 2025:

	Shares	Weighted-Average Grant Date Price per Share
Outstanding Restricted Shares as of December 31, 2024	173,120	$160.77
Grants issued	190,082	146.93
Grants vested	(81,270)	157.51
Grants forfeited	(7,583)	153.97
Outstanding Restricted Shares as of December 31, 2025	274,349	$152.33

The weighted-average grant date price per share of restricted shares issued during the years ended December 31, 2024 and 2023 was $154.27 and $186.85, respectively. The total fair value of restricted shares vested, as of their respective vesting dates, during the years ended December 31, 2025, 2024, and 2023 was $11.7 million, $15.3 million, and $13.8 million, respectively. As of December 31, 2025, the weighted-average remaining vesting period of unvested restricted shares was approximately 1.6 years.

Total deferred equity compensation related to unvested restricted shares was $29.2 million as of December 31, 2025. The recognition of compensation expense related to deferred compensation over the remaining vesting periods is as follows:

2026	2027	2028	2029	2030	Thereafter	Total
$11,554,267	$8,179,887	$4,887,532	$3,745,972	$877,461	$-	$29,245,119

Employee Stock Purchase Plan

Under the ESPP, eligible employees may purchase DHIL common shares at 85% of the fair market value on the last day of each offering period. Each offering period is approximately three months, which coincides with the Company’s fiscal quarters. During the year ended December 31, 2025, ESPP participants purchased 2,161 DHIL common shares for $0.3 million and the Company recorded $0.1 million of share-based payment expense related to these purchases. During the year ended December 31, 2024, ESPP participants purchased 2,501 DHIL common shares for $0.3 million and the Company recorded $0.1 million of share-based payment expense related to these purchases. During the year ended December 31, 2023, ESPP participants purchased 2,904 DHIL common shares for $0.4 million and the Company recorded $0.1 million of share-based payment expense related to these purchases. The fair value of shares purchased under the ESPP is measured on the grant date, as the plan includes no lookback or option features, and is equal to the 15% discount from the fair market value of the Company’s common shares on that date.

As of December 31, 2025, 84,764 DHIL common shares were reserved for future issuance through the ESPP.

401(k) Plan

The Company sponsors a 401(k) plan in which all Company employees are eligible to participate. Company employees may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company matches employee contributions equal to 250.0% of the first 6.0% of an employee’s compensation contributed to the plan. The Company may settle the 401(k) plan matching contributions in cash or DHIL common shares. After June 1, 2023, the Company made all matching contributions in cash. Employees vest ratably in the matching contributions over a five year period. The following table summarizes the Company’s expenses attributable to the 401(k) plan during the years ended December 31, 2025, 2024, and 2023:

	Shares Issued	Share Contributions	Cash Contributions	Total Company Contributions
December 31, 2025	—	—	$3,182,488	$3,182,488
December 31, 2024	—	—	3,074,509	3,074,509
December 31, 2023	99	$16,344	$3,067,630	$3,083,974

Deferred Compensation Plans

Under the Deferred Compensation Plans, participants may elect to voluntarily defer, for a minimum of five years (subject to an earlier distribution in the case of the participant’s death or disability or a change in control of DHIL), certain incentive compensation that the Company may contribute into the Deferred Compensation Plans. Participants are responsible for designating investment options for the assets they contribute, and the distribution paid to each participant reflects any gains or losses on the assets realized in connection with the Deferred Compensation Plans. Assets held in the Deferred Compensation Plans are included in the Company’s investment portfolio, and the associated obligation to participants is included in deferred compensation liability. Deferred compensation liabilities are recorded at amounts due to participants, which reflect the fair value of underlying investment elections, with changes recognized in compensation expense.

Deferred compensation liability was $42.5 million and $39.1 million as of December 31, 2025 and 2024, respectively.

Note 8 Operating Lease

On July 31, 2024, the Company entered into a 10-year extension of its lease through March 31, 2035, for office space of approximately 40,158 square feet at a single location. The Company's lease is classified as an operating lease.

As of December 31, 2025 and December 31, 2024, the carrying value of the right-of-use asset, which is included in property and equipment, net, on the consolidated balance sheets, was approximately $3.5 million and $3.4 million, respectively. As of December 31, 2025 and December 31, 2024, the carrying value of the lease liability was approximately $6.4 million and $6.3 million, respectively. The difference between the carrying value of the right-of-use asset and the lease liability primarily reflects the impact of lease incentives and deferred rent recognized at lease commencement.

The carrying value of the lease liability includes both principal and accrued interest on lease payments that are due in the current and future periods. Lease liability is measured at the present value of the remaining lease payments, discounted using the discount rate determined at the lease commencement date. For operating leases, interest on the lease liability is included within operating lease cost and is not presented separately.

As of December 31, 2025, the weighted average discount rate applied to the Company’s lease liability was 6.5%, reflective of the Company’s incremental borrowing rate. As of December 31, 2025, the weighted-average remaining lease term was approximately 9 years. The determination of the incremental borrowing rate involves judgment, including assumptions about the Company’s credit risk, economic conditions, and the lease-specific circumstances such as lease term and asset class. Changes in these assumptions could have a material impact on the measurement of the Company’s lease liability.

The following table summarizes the total lease and operating expenses for the years ended December 31, 2025, 2024 and 2023:

For the year ended December 31,
2025	2024	2023
$1,008,345	$934,353	$908,516

Cash paid for operating leases included in operating cash flows was $0.7 million, $0.6 million, and $0.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.

The following table provides a maturity analysis of the Company’s operating lease liability, based on undiscounted cash flows, as of December 31, 2025:

December 31, 2025
2026	821,231
2027	845,928
2028	871,429
2029	897,431
2030	924,437
2031 and Thereafter	4,245,403
Total undiscounted operating lease payments	8,605,859
Less: Imputed interest	(2,207,639)
Present value of operating lease liability	$6,398,220

Note 9 Income Taxes

The provision for income taxes consists of the following:

For the year ended December 31,	2025	2024	2023
Current federal income tax provision	$12,412,990	$11,122,669	$9,974,451
Current state and local income tax expense	3,037,819	3,038,022	2,731,661
Deferred income tax expense (benefit)	2,470,682	1,672,382	2,783,768
Provision for income taxes	$17,921,491	$15,833,073	$15,489,880

Net income before income taxes and income tax expense consists of the following:

For the year ended December 31,	2025	2024	2023
Income before income taxes - Domestic	$67,281,490	$59,010,991	$58,575,428
Income before income taxes - Foreign	-	-	-
Net income before income taxes	$67,281,490	$59,010,991	$58,575,428

Income tax expense - Domestic	$(17,921,491)	$(15,833,073)	$(15,489,880)
Income tax expense - Foreign	-	-	-
Total income tax expense	$(17,921,491)	$(15,833,073)	$(15,489,880)

The following table reconciles the U.S. federal statutory income tax rate to the Company’s effective income tax rate:

	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Statutory U.S. federal income tax rate	$14,129,113	21.0%	$12,392,308	21.0%	$12,300,840	21.0%
State and local income taxes, net of federal benefit	2,960,386	4.4%	2,714,506	4.6%	2,753,045	4.7%
Internal revenue code section 162 limitations	874,659	1.3%	826,154	1.4%	761,481	1.3%
Other	159,177	0.2%	(99,895)	(0.2)%	(91,184)	(0.2)%
Unconsolidated effective income tax rate	18,123,335	26.9%	15,833,073	26.8%	15,724,182	26.8%
Impact attributable to redeemable noncontrolling interest(a)	(201,844)	(0.3%)	—	—	(234,302)	(0.4)%
Effective income tax rate	$17,921,491	26.6%	$15,833,073	26.8%	$15,489,880	26.4%

(a)
The provision for income taxes includes expense (benefit) attributable to the fact that the Company’s operations include the Consolidated Funds, which are not subject to federal income taxes. Accordingly, a portion of the Company’s earnings are not subject to corporate tax levels.

Income taxes paid (net of refunds) were as follows:

For the year ended December 31,	2025	2024	2023
Federal	$11,586,428	$10,698,803	$9,100,000
State - New York	585,138	740,376	785,440
State - Other	1,000,072	916,366	867,989
Local - Columbus, OH	1,040,000	1,200,000	1,650,000
Local - Other	260,000	535,000	460,000
Total Income taxes paid	$14,471,638	$14,090,545	$12,863,429

Income taxes paid are disaggregated by jurisdiction when such jurisdiction represents five percent or more of total income taxes paid in any period presented. Columbus, Ohio represented five percent or more of total income taxes paid in each of the years ended December 31, 2025, 2024, and 2023. New York represented five percent or more of total income taxes paid in the years ended December 31, 2024 and 2023. Although New York did not meet the five percent threshold in 2025, it is presented separately for consistency and comparability, as income taxes paid in that jurisdiction were close to the quantitative threshold.

Deferred income taxes and benefits arise from temporary differences between taxable income for financial statement and income tax return purposes. Net deferred tax assets consisted of the following as of December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Stock-based compensation	$2,604,816	$2,649,082
Accrued compensation	11,471,484	10,696,310
Unrealized gains	(5,951,558)	(3,257,452)
Property and equipment	(741,221)	(194,110)
Other assets and liabilities	63,853	24,226
Net deferred tax assets	$7,447,374	$9,918,056

The net temporary differences incurred to date will reverse in future periods as the Company generates taxable earnings. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets recorded. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2025, no valuation allowance was deemed necessary.

FASB ASC 740, Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognizes tax benefits related to positions taken, or expected to be taken, on its tax returns, only if the positions are “more-likely-than-not” sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its financial statements. The Company did not record an accrual for tax-related uncertainties or unrecognized tax positions as of December 31, 2025 and 2024, respectively. The Company does not expect a change to the reserve for uncertain tax positions within the next twelve months that would have a material impact on the consolidated financial statements.

The Company and its subsidiaries file income tax returns with the Internal Revenue Service and the taxing authorities of various states. Generally, the Company is subject to federal, state, and local examinations by tax authorities for the tax years ended December 31, 2021 through 2025.

Note 10 Earnings Per Share

DHIL common shares outstanding consist of all shares issued and outstanding, including unvested restricted shares. Basic and diluted EPS are calculated under the two-class method. Unvested restricted shares are considered participating securities due to nonforfeitable dividend rights. The following table sets forth the computation for basic and diluted EPS and reconciliation between basic and diluted shares outstanding:

	Year Ended December 31,
	2025	2024	2023
Net income	$49,359,999	$43,177,918	$43,085,548
Less: Net income attributable to redeemable noncontrolling interest	(598,493)	(189)	(859,126)
Net income attributable to common shareholders	$48,761,506	$43,177,729	$42,226,422

Weighted average number of outstanding shares - Basic	2,723,272	2,757,860	2,948,625
Weighted average number of outstanding shares - Diluted	2,723,272	2,757,860	2,948,625

Earnings per share attributable to common shareholders
Basic	$17.91	$15.66	$14.32
Diluted	$17.91	$15.66	$14.32

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

Note 12 Merger with First Eagle

On December 10, 2025, DHIL entered into the Merger Agreement with First Eagle and Merger Sub, pursuant to which, upon the terms and subject to the conditions of the Merger Agreement, Merger Sub will merge with and into DHIL, whereupon the separate existence of Merger Sub will cease, and DHIL will be the surviving corporation as a wholly-owned subsidiary of First Eagle.

Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding DHIL common share, without par value (including each DHIL restricted share but excluding any DHIL common shares that are held by First Eagle, Merger Sub, or any other subsidiary of First Eagle or DHIL or any DHIL common shares as to which appraisal rights have been properly exercised in accordance with Ohio law), will be automatically converted into the right to receive $175.00 in cash, without interest and subject to deduction for any required withholding tax. Pursuant to the Merger Agreement, at the effective time of the Merger, any shares of DHIL preferred stock, without par value, outstanding immediately prior to the effective time will automatically be canceled and retired for no consideration and will cease to exist.

From the date of execution of the Merger Agreement until the consummation of the Merger, DHIL is subject to customary restrictions on its activities, including limitations on certain capital expenditures, investments, indebtedness, and other specified actions, in each case as set forth in the Merger Agreement.

The obligations of the parties to consummate the Merger are subject to the satisfaction or, to the extent permitted, waiver of certain customary closing conditions, including, among others, the adoption of the Merger Agreement by the affirmative vote of a majority of the outstanding DHIL common shares entitled to vote at the DHIL shareholders meeting, the expiration or termination of the waiting period applicable to the consummation of the Merger under the HSR Act, and the absence of any order issued by any court of competent jurisdiction or other governmental authority or applicable law prohibiting, rendering illegal or permanently enjoining the consummation of the Merger. The obligations of First Eagle and Merger Sub to consummate the Merger are also subject to the Company obtaining the consent of the Company’s clients generating an aggregate revenue run-rate of at least 78% of the Company’s aggregate revenue run-rate as of November 30, 2025.

Under certain circumstances specified in the Merger Agreement, DHIL may be required to pay First Eagle a termination fee of $18.0 million if the Merger Agreement is terminated prior to completion, including in connection with DHIL’s acceptance of a superior proposal. If the Merger Agreement had been terminated in connection with a superior proposal during the applicable go-shop period, which ended on January 14, 2026, the termination fee would have been $9.0 million. Except in the case of fraud, payment of the termination fee and, if applicable, the costs and expenses of First Eagle and interest on such termination fee and expenses, will be First Eagle’s sole and exclusive remedy for such termination.

The Merger is not subject to a financing condition. First Eagle currently intends to fund the cash consideration with a combination of cash on hand and by drawing on all or a portion of one or more credit facilities. Although there can be no assurance that the Merger will be completed, the Company currently expects the transaction to be completed in the second quarter of 2026, subject to the satisfaction or waiver of the closing conditions set forth in the Merger Agreement.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, including the CEO and the Chief Financial Officer (the "CFO"), has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of the end of the period covered by this Form 10-K (the “Evaluation Date”). Based on such evaluation, the CEO and CFO have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the U.S.

Under the supervision and with the participation of the CEO and CFO, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP. The Audit Committee of the Board reviewed the results of management’s assessment.

The Company’s independent registered public accounting firm, KPMG LLP, has audited the Company’s 2025 and 2024 consolidated financial statements included in this Form 10-K and the Company’s internal control over financial reporting as of December 31, 2025, and has issued its Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements and the Company’s internal control over financial reporting, which is included in this Form 10-K.

Inherent Limitations on Effectiveness of Controls

There are inherent limitations in the effectiveness of any control system, including the potential for human error and the possible circumvention or overriding of controls and procedures. Additionally, judgments in decision-making may be faulty and breakdowns may occur because of a simple error or mistake. An effective control system can provide only reasonable, not absolute, assurance that the control objectives of the system are adequately met. Accordingly, management, including the CEO and CFO, does not expect that the control system can prevent or detect all errors or fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Diamond Hill Investment Group, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Diamond Hill Investment Group, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, shareholders’ equity and redeemable noncontrolling interest, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Columbus, Ohio

February 26, 2026

ITEM 9B. Other Information

During the quarter ended December 31, 2025, no director or officer (as defined under Rule 16a-1 of the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangements or any non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information required by this Item 10 is incorporated herein by reference from the Company’s definitive proxy statement for its 2026 annual meeting of shareholders, which will be filed with the SEC no later than 120 days after December 31, 2025, pursuant to Regulation 14A of the Exchange Act (the “2026 Proxy Statement”), under the captions: “Delinquent Section 16(a) Reports”, “Proposal 1 - Election of Directors”, “The Board of Directors and Committees”, “Corporate Governance”, and “Executive Compensation”.

ITEM 11. Executive Compensationn

Information required by this Item 11 is incorporated herein by reference from the 2026 Proxy Statement under the captions: “The Board of Directors and Committees”, “Corporate Governance”, and “Executive Compensation” (excluding the information under the subheadings “Pay Versus Performance Table,” “Tabular List of Important Financial Performance Measures” and “Analysis of Information Presented in the Pay Versus Performance Table”); provided, however, that the pay versus performance disclosure included in the 2026 Proxy Statement in response to Item 402(v) of Regulation S-K shall not be incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth certain information concerning the Company's equity compensation plans at December 31, 2025:

Equity Compensation Plan Information

	(a)	(b)	(c)
Number of securities
remaining available for
	Number of securities to		future issuance under
	be issued upon the	Weighted-average	equity compensation
	exercise of outstanding	exercise price of	plans (excluding
	options, warrants and	outstanding options,	securities reflected in
Plan category	rights	warrants and rights	column (a))
Equity compensation plans approved by security holders	—	—	162,151

The other information required by this Item 12 is incorporated herein by reference from the 2026 Proxy Statement under the captions: “Security Ownership of Certain Beneficial Owners and Management” and “ Executive Compensation.”

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this Item 13 is incorporated herein by reference from the 2026 Proxy Statement under the caption: “Proposal 1 – Election of Directors – Director Independence” and “Corporate Governance”.

ITEM 14. Principal Accountant Fees and Services

Information required by this Item 14 is incorporated herein by reference from the 2026 Proxy Statement under the caption: “Proposal 2 – Ratification of the Appointment of Independent Registered Public Accounting Firm”.

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

(3) Exhibits:

2.1

Agreement and Plan of Merger, dated December 10, 2025, by and among Diamond Hill Investment Group, Inc., First Eagle Investment Management, LLC, and Soar Christopher Holdings, Inc. (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on December 11, 2025).

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

10.1

Amended Exhibit A, to the Amended and Restated Investment Management Agreement dated November 17, 2011, as amended August 21, 2025, between Diamond Hill Capital Management, Inc. and the Diamond Hill Funds, (incorporated by reference from Exhibit 99.(D)(III) to Form N-1A filed by Diamond Hill Funds as a 485BPOS on September 19, 2025).

10.2

Amended and Restated Administrative, Fund Accounting and Transfer Agency Services Agreement dated May 31, 2002, as amended August 22, 2024, between Diamond Hill Capital Management, Inc. and the Diamond Hill Funds (incorporated by reference from Exhibit 99(H)(V) to Form N-1A filed by Diamond Hill Funds as a 485BPOS on September 27, 2024).

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

10.11*	Diamond Hill Investment Group, Inc. 2025 Equity and Cash Incentive Plan (incorporated by reference from Exhibit 99.1 to the Registration Statement on Form S-8 filed with the SEC on April 29, 2025).

10.12*

Diamond Hill Investment Group, Inc. 2025 Equity and Cash Incentive Plan Form of Restricted Stock Award - Employee Cliff Vest (Incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on April 29, 2025).

10.13*

Diamond Hill Investment Group, Inc. 2025 Equity and Cash Incentive Plan Form of Restricted Stock Award - Employee Long-Term Incentive (Incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on April 29, 2025).

10.14*

Diamond Hill Investment Group, Inc. 2025 Equity and Cash Incentive Plan Form of Restricted Stock Award - Director (Incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC on April 29, 2025).

10.15*	Diamond Hill Fixed Term Deferred Compensation Plan (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 30, 2013).

10.16*	Diamond Hill Variable Term Deferred Compensation Plan (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 30, 2013).

10.17*	First Amendment to the Diamond Hill Fixed Term Deferred Compensation Plan (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 28, 2013).

10.18*	First Amendment to the Diamond Hill Variable Term Deferred Compensation Plan (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 28, 2013).

10.19*	Second Amendment to the Diamond Hill Variable Term Deferred Compensation Plan (incorporated by reference from Exhibit 10.15 to the Annual Report on Form 10-K filed with the SEC on February 29, 2024)..

10.20*	Third Amendment to the Diamond Hill Variable Term Deferred Compensation Plan (incorporated by reference from Exhibit 10.16 to the Annual Report on Form 10-K filed with the SEC on February 29, 2024).

10.21*

Employment Agreement between Heather E. Brilliant and Diamond Hill Capital Management, Inc., dated October 26, 2021 (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on October 26, 2021).

10.22*	Amendment to Employment Agreement for Heather E. Brilliant, dated March 31, 2023 (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2023).

10.23*

Amendment No. 2 to Employment Agreement between Heather E. Brilliant and Diamond Hill Capital Management, Inc. dated November 14, 2023 (incorporated by reference from Exhibit 10.19 to the Annual Report on Form 10-K filed with the SEC on February 29, 2024).

10.24*

Amended and Restated Executive Employment Agreement for Heather E. Brilliant, dated June 12, 2025 (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 13, 2025).

10.25*

Employment Agreement between Jo Ann Quinif and Diamond Hill Capital Management, Inc., dated September 19, 2025 (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 19, 2025).

10.26*	Diamond Hill Investment Group, Inc. Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on October 27, 2020).

10.27*

Asset Purchase Agreement By and Between Brandywine Global Investment Management, LLC and Diamond Hill Capital Management, Inc., dated February 2, 2021 (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on April 26, 2021).

10.28*

Diamond Hill Investment Group, Inc. - Form of Diamond Hill Investment Group, Inc. Executive Officer and Director Indemnification Agreement (incorporated by reference from Exhibit 10.22 to the Annual Report on Form 10-K filed with the SEC on February 29, 2024).

10.29

Investment Management Agreement between Diamond Hill Capital Management, Inc. and the Diamond Hill Securitized Credit Fund dated August 21, 2024 (incorporated by reference from Exhibit 99.(2)(G) to Form N-2A filed by Diamond Hill Securitized Credit Fund on August 30, 2024).

10.30

Administrative and Transfer Agency Services Agreement between Diamond Hill Capital Management, Inc. and the Diamond Hill Securitized Credit Fund dated August 21, 2024 (incorporated by reference from Exhibit 99.(2)(K)(1) to Form N-2A filed by Diamond Hill Securitized Credit Fund on August 30, 2024).

10.31*	Diamond Hill Investment Group, Inc. 2025 Equity and Cash Incentive Plan Form of Deferred Cash Award.

10.32*

Retention Bonus Award Agreement, dated January 28, 2026, by and between Diamond Hill Capital Management, Inc. and Thomas E. Line (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on January 28, 2026).

10.33

Administrative Services Agreement, dated August 21, 2025 with Diamond Hill Capital Management, Inc. and the Diamond Hill Funds on behalf of the Diamond Hill Large Cap Concentrated ETF, (incorporated by reference from Exhibit 99.(H)(V) for Form N-1A filed by Diamond Hill Funds as a 485BPOS on September 19, 2025).

10.34*

Executive Severance/Non-Solicitation Letter Agreement, dated December 10, 2025, by and between First Eagle Investment Management, LLC and Heather Brilliant, (incorporated by reference from Exhibit 99.1 to Current Report on Form 8-K filed with the SEC on December 11, 2025).

10.35*

Executive Severance/Non-Solicitation Letter Agreement, dated December 10, 2025, by and between First Eagle Investment Management, LLC and Jo Ann Quinif, (incorporated by reference from Exhibit 99.2 to Current Report on Form 8-K filed with the SEC on December 11, 2025).

14.1	Diamond Hill Investment Group, Inc. Code of Business Conduct and Ethics dated October 29, 2025.

19.1	Diamond Hill Investment Group, Inc.Insider Trading Policy dated October 29, 2025.

21.1	Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm, KPMG LLP.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Section 1350 Certifications.

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

† Annexes, schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted annexes, schedules and exhibits upon request by the SEC.

(b)
Exhibits: Reference is made to Item 15(a)(3) above.
(c)
Financial Statement Schedules: None required.

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

DIAMOND HILL INVESTMENT GROUP, INC.

By:	/s/ Heather E. Brilliant
	Heather E. Brilliant, Chief Executive Officer and President	February 26, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Heather E. Brilliant	Chief Executive Officer and	February 26, 2026
Heather E. Brilliant	President (Principal Executive Officer)

/s/ Thomas E. Line	Chief Financial Officer and	February 26, 2026
Thomas E. Line	Treasurer (Principal Financial Officer and Principal Accounting Officer)

Richard S. Cooley*	Director	February 26, 2026
Richard S. Cooley

Gordon B. Fowler*	Director	February 26, 2026
Gordon B. Fowler

Austin Hawley*	Director	February 26, 2026
Austin Hawley

Paula R. Meyer*	Director	February 26, 2026
Paula R. Meyer

Diane C. Nordin*	Director	February 26, 2026
Diane C. Nordin

Nicole R. St. Pierre*	Director	February 26, 2026
Nicole R. St. Pierre

L’Quentus Thomas*	Director	February 26, 2026
L’Quentus Thomas

* By	/s/ Thomas E. Line
Thomas E. Line
Executed by Thomas E. Line
on behalf of those indicated pursuant to Powers of Attorney